Form 10-Q
period 2005-07-30
DSW Inc.
filed 2005-09-09
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________
Commission file number 1-32545
DSW INC.
(Exact name of registrant as specified in its charter)

Ohio	31-0746639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4150 East 5th Avenue Columbus, Ohio	43219
(Address of principal executive offices)	(Zip Code)
(614) 237-7100
Registrant’s telephone number, including area code
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES       NO   X
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES       NO   X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES       NO   X
The number of outstanding Class A Common Shares, without par value, as of August 31, 2005 was 16,187,801 and Class B Common Shares, without par value, as of August 31, 2005 was 27,702,667.

DSW INC.

Part I. Financial Information
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	July 30,	January 29,
	2005	2005
	(unaudited)	(audited)
ASSETS
Cash and equivalents	$42,329	$8,339
Accounts receivable, net	3,956	2,291
Receivables from related parties	228
Advances to affiliates	30,799
Inventories	231,192	208,015
Prepaid expenses and other assets	16,088	8,940
Deferred income taxes	22,975	20,261

Total current assets	347,567	247,846

Advances to affiliates		23,676
Property and equipment, net	96,280	90,056
Goodwill	25,899	25,899
Tradenames and other intangibles, net	6,648	7,079
Deferred income taxes and other assets	1,842	881

Total assets	$478,236	$395,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$88,697	$72,120
Accounts payable to related parties	297
Accrued expenses:
Compensation	4,397	6,804
Taxes	9,289	12,560
Other	32,510	17,443

Total current liabilities	135,190	108,927

Long-term obligations, net of current maturities		55,000
Other noncurrent liabilities	59,120	52,684
Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,187,375 and none issued, respectively	280,716
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued, respectively		101,442
Preferred Shares, no par value; 100,000,000 authorized; no shares outstanding
Retained earnings	5,057	77,384
Deferred compensation	(1,847)

Total shareholders’ equity	283,926	178,826

Total liabilities and shareholders’ equity	$478,236	$395,437

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	$276,211	$234,403	$558,017	$466,962
Cost of sales	(199,848)	(167,464)	(398,856)	(332,436)

Gross profit	76,363	66,939	159,161	134,526
Operating expenses	(55,675)	(51,305)	(123,420)	(105,087)

Operating profit	20,688	15,634	35,741	29,439
Interest expense, net
Non-related parties	(1,092)	(745)	(1,941)	(1,471)
Related parties	(3,920)		(6,592)

Earnings before income taxes	15,676	14,889	27,208	27,968
Income tax provision	(6,425)	(5,992)	(10,977)	(11,255)

Net income	$9,251	$8,897	$16,231	$16,713

Basis and diluted earnings per share:
Basic	$0.28	$0.32	$0.53	$0.60
Diluted	$0.28	$0.32	$0.53	$0.60

Shares used in per share calculations:
Basic	33,390	27,703	30,546	27,703
Diluted	33,472	27,703	30,588	27,703
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of
	Class A	Class B	Class A	Class B		Deferred
	Common	Common	Common	Common	Retained	Compensation
	Shares	Shares	Shares	Shares	Earnings	Expense	Total

Balance, January 31, 2004		27,703		$101,442	$42,429		$143,871

Net income					16,713		16,713

Balance, July 31, 2004		27,703		$101,442	$59,142		$160,584

Balance, January 29, 2005		27,703		$101,442	$77,384		$178,826

Sale of stock	16,172		$278,418				278,418
Net income					16,231		16,231
Dividend to parent				(101,442)	(88,558)		(190,000)
Restricted stock units granted			1,887			$(1,887)
Amortization of deferred compensation expense						40	40
Stock units granted	15		411				411

Balance, July 30, 2005	16,187	27,703	$280,716	$0	$5,057	$(1,847)	$283,926

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 30,	July 31,
	2005	2004
Cash flows from operating activities:
Net income	$16,231	$16,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,580	8,845
Amortization of debt issuance costs	553	295
Amortization of deferred compensation expense	40
Deferred income taxes	(2,532)	(2,350)
Loss (gain) on disposal of assets	36	(2)
Change in working capital, assets and liabilities:
Accounts receivable	(1,893)	(4,256)
Inventories	(23,177)	(36,411)
Prepaid expenses and other assets	(8,274)	320
Advances to/from affiliates	(7,123)	(9,762)
Accounts payable	16,874	12,218
Proceeds from lease incentives	4,600	5,884
Other noncurrent liabilities	1,836	2,427
Accrued expenses	9,462	1,502

Net cash provided by (used in) operating activities	16,213	(4,577)

Cash flows from investing activities:
Capital expenditures	(15,508)	(13,217)
Proceeds from sale of assets	26	35

Net cash used in investing activities	(15,482)	(13,182)

Cash flows from financing activities:
Payments on capital lease obligations		(110)
Proceeds from sale of stock	278,418
Payment of note to parent	(190,000)
Net (decrease) increase in revolving credit facility	(55,000)	20,000
Debt issuance costs	(570)	(166)
Grant of stock units	411

Net cash provided by financing activities	33,259	19,724

Net increase in cash and equivalents	33,990	1,965
Cash and equivalents, beginning of period	8,339	7,076

Cash and equivalents, end of period	$42,329	$9,041

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS OPERATIONS

DSW Inc. (“DSW”) and its wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as DSW. Prior to December 2004, DSW was a wholly-owned subsidiary of Value City Department Stores, Inc., a wholly-owned subsidiary of Retail Ventures, Inc. (“RVI”). In December 2004, RVI completed a corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City Department Stores LLC (“Value City”), another wholly-owned subsidiary of RVI. In turn, Value City transferred all of the issued and outstanding shares of DSW to RVI in exchange for a promissory note. On June 29, 2005, DSW commenced an initial public offering (“IPO”) that closed on July 5, 2005. DSW is listed on the New York Stock Exchange trading under the symbol “DSW”.

DSW operates in a single segment and sells better-branded footwear and accessories. As of July 30, 2005, DSW operates a total of 184 stores located throughout the United States. The DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. DSW also operates leased shoe departments for three non-affiliated retailers under supply agreements. Under these supply agreements, DSW supplies merchandise for shoe departments in Stein Mart, Inc. (“Stein Mart”), Gordmans, Inc. (“Gordmans”) and Frugal Fannie’s Fashion Warehouse (“Frugal Fannie’s”). These agreements were entered into in July 2002, June 2004 and September 2003, respectively. Additionally, pursuant to a license agreement with Filene’s Basement, Inc. (“Filene’s Basement”) a wholly-owned subsidiary of RVI, DSW operates leased shoe departments in most Filene’s Basement stores. As of July 30, 2005, we operated 155 leased departments for Stein Mart, 51 for Gordmans, 25 for Filene’s Basement and one for Frugal Fannie’s.

During the three months and six months ended July 30, 2005, we opened 7 and 14 new DSW stores, respectively, and re-categorized two DSW/Filene’s Basement combination locations as leased shoe departments which are included in DSW.

2.	INITIAL PUBLIC OFFERING

On July 5, 2005, DSW closed on its IPO of 14,062,500 Class A common shares. In connection with this offering, DSW granted an option to the underwriters to purchase up to an additional 2,109,375 Class A common shares to cover over-allotments, whose option was exercised in full by the underwriters and also closed on July 5, 2005. DSW sold 16,171,875 Class A common shares raising net proceeds of $285.8 million, net of the underwriters’ commission and before estimated expenses of approximately $7.4 million. DSW used the net proceeds of the offering to repay $196.6 million of intercompany indebtedness, including interest, owed to RVI and for working capital and general corporate purposes, including the paying down of $20 million outstanding on DSW’s old secured revolving credit facility and $10 million intercompany advance. The 410.09 common shares of DSW held by RVI outstanding at January 29, 2005 were converted to 27,702,667 Class B common shares. It is the 27,702,667 Class B common shares which are being used in the prior period’s calculation of earnings per share.

3.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements should be read in conjunction with the final prospectus dated June 28, 2005 (the “IPO Prospectus”) included in DSW’s Registration Statement on Form S-1 (No. 333-123289).

In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position and results of operations for the periods presented.

4.	STOCK BASED COMPENSATION

DSW has various stock-based employee compensation plans. DSW accounts for those plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no stock-based employee compensation cost has been recognized for the fixed stock option plans. The following table illustrates the effect on net income and income per share if DSW had applied the fair value recognition of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$9,251	$8,897	$16,231	$16,713
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(187)		(187)

Pro forma net income	$9,064	$8,897	$16,044	$16,713

Income per share:
Basic as reported	$0.28	$0.32	$0.53	$0.60
Diluted as reported	$0.28	$0.32	$0.53	$0.60

Basic pro forma	$0.27	$0.32	$0.53	$0.60
Diluted pro forma	$0.27	$0.32	$0.52	$0.60

5.	EARNINGS PER SHARE

Basic earnings per share are based on net income and a simple weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflect the potential dilution of Class A common shares related to outstanding stock options and restricted stock units. The numerator for the diluted earnings per share calculation is net income. The denominator is the weighted average diluted shares outstanding.

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(in thousands)
Weighted average shares outstanding	33,390	27,703	30,546	27,703
Assumed exercise of dilutive stock options	47		24
Restricted stock units	35		18

Number of shares for computation of dilutive earnings per share	33,472	27,703	30,588	27,703

For the three months and six months ended July 30, 2005, all potentially dilutive stock options were dilutive. For the three months and six months ended July 31, 2004, there were no potentially dilutive instruments outstanding.

6.	ADOPTION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this standard was originally established to be interim and annual periods beginning after June 15, 2005.

In April 2005, the SEC delayed the compliance date for SFAS No. 123R until the beginning of DSW’s 2006 fiscal year. DSW is currently evaluating the impact of this statement and has not yet determined the method of adoption under SFAS No. 123R and whether the adoption will result in amounts that are similar to the pro forma disclosures currently required under SFAS No. 123, see note 4.

7.	LONG-TERM OBLIGATIONS

In March 2005, DSW and RVI and certain of their affiliates increased the ceiling under its then-existing revolving credit facility from $350 million to $425 million. The increase of $75 million to the revolving credit facility was accomplished by amendment under substantially the same terms as the then-existing revolving credit agreement.

In March 2005, DSW declared a dividend and issued an intercompany note to RVI in the amount of $165 million. The indebtedness evidenced by this note was scheduled to mature in March 2020 and bore interest at a rate equal to London Interbank Offered Rate, or LIBOR, plus 850 basis points per year.

In May 2005, DSW declared an additional dividend and issued an intercompany note to RVI in the amount of $25 million. The indebtedness evidenced by this note was scheduled to mature in May 2020 and bore interest at a rate equal to LIBOR, plus 950 basis points per year.

In July 2005, subsequent to the IPO, DSW prepaid in full, without penalty, the principal balance of both the $165 million and $25 million dividend notes, plus accrued interest of approximately $6.6 million.

In July 2005, upon the consummation of DSW’s IPO, RVI and the lenders thereunder amended or terminated the existing credit facilities and other debt obligations of Value City and its other affiliates, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor and released DSW and DSWSW from their obligations as co-borrowers and co-guarantors. At the same time, DSW entered into a new $150 million secured revolving credit facility with a term of five years. Under this new facility, DSW and its subsidiary, DSWSW, are named as co-borrowers. The new secured revolving credit facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under its new secured revolving credit facility are collateralized by a lien on substantially all of DSW’s and its subsidiary’s personal property and a pledge of all of its shares of DSWSW. In addition, this facility contains usual and customary restrictive covenants relating to its management and the operation of its business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under this facility, it must comply with a fixed charge coverage ratio test set forth in the facility documents. At July 30, 2005 DSW had no balance outstanding and was in compliance with the terms of the secured revolving credit facility

8.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six months ended
	July 30,	July 31,
	2005	2004
	(in thousands)
Cash paid during the period for:
Interest Non-related parties	$1,468	$1,117
Related parties	6,592

Income taxes	$4,414	$2,080
9.	COMMITMENTS AND CONTINGENCIES

On March 8, 2005, RVI announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, RVI issued the findings from its investigation into the theft. The theft took place primarily over two weeks and covered all customers who made purchases at 108 DSW stores, primarily during a three-month period from mid-November 2004 to mid-February 2005. Transaction information involving approximately 1.4 million credit cards was obtained. For each card, the stolen information included credit card or debit card numbers, name and transaction amount. In addition, data from transactions involving approximately 96,000 checks were stolen. In these cases, checking account numbers and driver’s license numbers were obtained.

The Company has contacted and is cooperating with federal law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on its business and financial performance, the Company is working with credit card companies and issuers and trying to contact as many of its affected customers as possible. In addition, the Company worked with a leading computer security firm to minimize the risk of any further data theft. The Company is involved in several legal proceedings arising out of this incident that it believes, after consultation with counsel, are not expected to exceed the reserves the Company has currently recorded. There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future.

As of July 30, 2005, the Company estimates that the potential exposures for losses related to this theft, including exposure under currently pending proceedings, range from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.

The Company is involved in various other legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the minimum estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these legal proceedings will not be material. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises the estimates. Revisions in the Company’s estimates and potential liability could materially impact its results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “Company”, “we”, “us”, and “our” refers to DSW Inc. (“DSW”) and its wholly owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”).
Risk Factors and Safe Harbor Statement
We caution that certain information in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation Reform Act of 1995) and is subject to change based on various important factors. The following factors, among others, could cause our future financial performance in fiscal 2005 and beyond to differ materially from those expressed or implied in any such forward-looking statements. These risks and uncertainties include, without limitation:
•	our continued ability to open and operate new stores on a profitable basis;

•	our ability to maintain good vendor relationships;

•	our ability to anticipate and respond to fashion trends and consumers preferences;

•	the loss or disruption of our centralized distribution center or our failure to add additional distribution facilities;

•	our continued dependence on RVI to provide us with many key services for our business;

•	our failure to retain our existing management team and to continue to attract qualified new personnel;

•	competition in the retail footwear industry;

•	changes in economic conditions;

•	risks inherent to international trade;

•	security risks related to our electronic processing and transmission of confidential customer information;

•	our relationship with RVI and Schottenstein Stores Corporation (“SSC”); and

•	other factors set forth in Exhibit 99 attached hereto.

Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets (including intangible assets), estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
While we believe that our historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results inevitably will differ from those estimates, and such differences may be material to our financial statements.
We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Accordingly, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $17.6 million on July 30, 2005 and $14.2 million at January 29, 2005.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or mark-on, markups of initial prices established, reductions in prices due to customers’ perception of value (known as markdowns), and estimates of losses between physical inventory counts, or shrinkage, which, combined with the averaging process within the retail inventory method, can significantly impact the ending inventory valuation at cost and the resulting gross profit.

We include in the cost of sales expenses associated with warehousing, distribution and store occupancy. Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the warehouse, which are primarily payroll-related taxes and benefits. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities and maintenance and other operating costs that are passed to us from the landlord. Distribution costs include the transportation of merchandise to the warehouse and from the warehouse to our stores. Store occupancy costs include rent, utilities, repairs, maintenance and janitorial costs and other costs associated with licenses and occupancy-related taxes, which are primarily real estate taxes passed to us by our landlords.

•	Asset Impairment and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. Should an impairment loss be realized, it will be included in operating expenses. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow (undiscounted and without interest) remains negative. The amount of impairment losses recorded in fiscal 2004 was $0.9 million, all of which was recorded in the fourth quarter.

We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, our conclusion regarding asset impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers compensation and casualty insurance exceed those anticipated, reserves recorded may not be sufficient, and, to the extent actual results vary from assumptions, earnings would be impacted.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty and provide us with the ability to communicate with our customers and enhance our understanding of their spending trends. Upon reaching the target spending level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to operating expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of July 30, 2005 and January 29, 2005 was $6.2 million and $4.5 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different.

Results of Operations
As of July 30, 2005, we operated 184 DSW stores and leased shoe departments in 32 states, and leased shoe departments in 155 Stein Mart stores, 51 Gordmans stores, 25 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations as one segment. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(72.4)	(71.4)	(71.5)	(71.2)

Gross profit	27.6	28.6	28.5	28.8
Operating expenses	(20.1)	(21.9)	(22.1)	(22.5)

Operating profit	7.5	6.7	6.4	6.3
Interest expense, net	(1.8)	(0.3)	(1.5)	(0.3)

Earnings before income taxes	5.7	6.4	4.9	6.0
Income tax provision	(2.3)	(2.6)	(2.0)	(2.4)

Net income	3.4%	3.8%	2.9%	3.6%

THREE MONTHS ENDED JULY 30, 2005 COMPARED TO THREE MONTHS ENDED JULY 31, 2004
Net Sales. Net sales for the thirteen week period ended July 30, 2005 increased by 17.8%, or $41.8 million, to $276.2 million from $234.4 million in the thirteen week period ended July 31, 2004. Our comparable store sales in the second quarter of fiscal 2005 improved 3.3% compared to the second quarter of fiscal 2004. After accounting for the recategorization of two DSW/Filene’s Basement combination stores from DSW stores to leased shoe departments in the first quarter of fiscal 2005, the increase includes a net increase of 26 new DSW stores, 10 non-affiliated leased shoe departments and five Filene’s Basement leased shoe departments in the second quarter of fiscal 2005. The new DSW store locations added $30.4 million in sales compared to the second quarter of fiscal 2004, while the new leased shoe departments added $2.2 million. Leased shoe department sales comprised 10.6% of total net sales in the second quarter of fiscal 2005, compared to 9.2% in the second quarter of fiscal 2004.
Compared with the second quarter of fiscal 2005, DSW comparable store sales increased in women’s 4.3%, athletic 7.4% and men’s 0.3%, and decreased in the accessories category by 8.0%. Sales increases in women’s category were driven by increases in the dress and seasonal classes, while the increase in athletic category was the result of an increase in the fashion class. The decrease in accessories category was the result of declines in all classes of accessories.

Gross Profit. Gross profit increased $9.5 million to $76.4 million in the second quarter of fiscal 2005 from $66.9 million in the second quarter of fiscal 2004, and decreased as a percentage of net sales from 28.6% in the second quarter of fiscal 2004 to 27.6% in the second quarter of fiscal 2005. The decrease is primarily attributable to increased markdowns caused by higher average unit retails in our clearance, additional markdowns in our accessory category and an increase in our occupancy expense. These negative factors were partially offset by an increase in our initial markups and a decrease in our warehouse expense. Warehouse expense as a percentage of net sales decreased from 2.1% in the second quarter of fiscal 2004 to 1.4% in the second quarter of fiscal 2005. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information, increased unit volumes and a higher allocation of warehouse expense to Value City’s shoe operations pursuant to the shared services agreement between the Company and RVI that became effective as of January 30, 2005. The store occupancy expense increased from 12.5% of net sales in the second quarter of fiscal 2004 to 13.4% of net sales in the second quarter of fiscal 2005. The increase in store occupancy is the result of increases in lease expense for new stores and leased departments.
Operating Expenses. For the second quarter of fiscal 2005, operating expenses increased $4.4 million from $51.3 million in the second quarter of fiscal 2004 to $55.7 million in the second quarter of fiscal 2005, which represented 21.9% and 20.1% of net sales, respectively. Operating expenses for the second quarter of fiscal 2005 include $2.0 million in pre-opening costs compared to $1.6 million in the second quarter of fiscal 2004. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period. Included in operating expenses is the related operating cost, excluding occupancy, associated with operating the leased shoe departments. The new DSW stores and leased shoe departments added $5.1 million in expenses compared to the second quarter of fiscal 2004, excluding pre-opening expenses.
Operating Profit. Operating profit was $20.7 million in the second quarter of fiscal 2005 compared to $15.6 million in the second quarter of fiscal 2004, and increased as a percentage of net sales from 6.7% in the second quarter of fiscal 2004 to 7.5% in the second quarter of fiscal 2005. Operating profit as a percentage of net sales was positively affected by the leveraging of our store operating expenses, including marketing.
Interest Expense. Interest expense, net of interest income, increased $4.3 million to $5.0 million for the second quarter of fiscal 2005 from $0.7 million for the second quarter of fiscal 2004. Included in interest expense is $3.9 million of interest due to RVI related to $190.0 million of indebtedness incurred to fund two separate dividends. The indebtedness, which was fully paid in July 2005, was evidenced by a $165.0 million note that bore interest at a rate equal to LIBOR plus 850 basis points and a $25.0 million note that bore interest at a rate equal to LIBOR plus 950 basis points. The interest expense also reflects higher weighted average borrowing rates related to the dividend notes and the write-off of unamortized debt issuance costs of $0.4 million for our old revolving credit facility. Interest expense includes the amortization of debt issuance costs of $0.1 million in each of the second quarters of fiscal 2005 and 2004.

Income Taxes. Our effective tax rate for the second quarter of fiscal 2005 was 41.0%, compared to 40.2% for the second quarter of fiscal 2004. The increase in the quarter was the result of the write off of approximately $0.6 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio.
Net Income. For the second quarter of fiscal 2005, net income increased $0.4 million or 4.0% over the second quarter of fiscal 2004 and represents 3.4% versus 3.8% of net sales, respectively and was the results of the operating factors described above.
SIX MONTHS ENDED JULY 30, 2005 COMPARED TO SIX MONTHS ENDED JULY 31, 2004
Net Sales. Net sales for the six-month period ended July 30, 2005 increased by 19.5%, or $91.0 million, to $558.0 million from $467.0 million in the six-month period ended July 31, 2004. Our comparable store sales in the six-month period of fiscal 2005 improved 3.9% compared to the six-month period of fiscal 2004. After accounting for the recategorization of two DSW/Filene’s Basement combination stores from DSW stores to leased shoe departments in the six-month period ended July 30, 2005, the increase includes a net increase of 26 new DSW stores, 10 non-affiliated leased shoe departments and five Filene’s Basement leased shoe departments in the fiscal 2005 six-month period. The new DSW store locations added $55.9 million in sales compared to the fiscal 2004 six-month period, while the new leased shoe departments added $4.0 million. Leased shoe department sales comprised 10.7% of total net sales in the first six-month period of fiscal 2005, compared to 9.0% in the same six-month period of fiscal 2004.
For the six-month period ended July 30, 2005, as compared with same six-month period in fiscal 2004, DSW comparable store sales increased in women’s 3.5%, athletic 9.8% and men’s 2.6%, and decreased in the accessories category by 5.6%. Sales increases in women’s and men’s categories were driven by increases in the dress and casual classes, while the increase in athletic category was the result of the improvement in the fashion class. The men’s increase was driven by increases in casual and fashion classes. The decrease in accessories category was the result of declines in all classes of accessories.
Gross Profit. Gross profit increased $24.7 million to $159.2 million in the six-month period ended July 30, 2005 from $134.5 million in the same six-month period of fiscal 2004, and decreased as a percentage of net sales from 28.8% in the fiscal 2004 six-month period to 28.5% in the fiscal 2005 six-month period. The decrease is attributable to increased markdowns in our accessory category, higher average unit retail across all categories and an increase in our occupancy expense. These negative factors were partially offset by an increase in our initial markups and a decrease in our warehouse expense. Warehouse expense as a percentage of net sales decreased from 2.3% in the fiscal 2004 six-month period to 1.5% in the fiscal 2005 six-month period. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information, increased unit volumes and a higher allocation of warehouse expense to Value City’s shoe operations pursuant to the shared services agreement. The store occupancy increased from 12.2% of net sales in the fiscal 2004 six-month period to 13.0% of net sales in the fiscal 2005 six-month period. The increase in store occupancy is the result of increases in lease expense for new stores and leased departments.

Operating Expenses. For the six-month period ended July 30, 2005, operating expenses increased $18.3 million from $105.1 million in the fiscal 2004 six-month period to $123.4 million in the fiscal 2005 six-month period, which represented 22.5% and 22.1% of net sales, respectively. Operating expenses for the fiscal 2005 six-month period includes $3.5 million in pre-opening costs compared to $4.5 million in the same six-month period in fiscal 2004. Pre-opening costs are expensed as incurred and, therefore, do not necessarily reflect expenses for the stores opened in a given fiscal period. Included in operating expenses is the related operating cost associated with operating the leased shoe departments, excluding occupancy. The new DSW stores and leased shoe departments added $9.8 million in expenses compared to the same six-month period of fiscal 2004, excluding pre-opening expenses.
During the six-month period ended July 30, 2005, we accrued an estimated liability related to the theft of credit card and other purchase information. Potential exposures for losses related to stolen information were estimated to fall within a range of approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations equal to the low end of the range set forth above, or $6.5 million.
Operating Profit. Operating profit was $35.7 million in the six-month period of fiscal 2005 compared to $29.4 million in the six-month period of fiscal 2004, and increased as a percentage of net sales from 6.3% in the six-month period of fiscal 2004 to 6.4% in the six-month period of fiscal 2005. Operating profit as a percentage of net sales was positively affected by the leveraging of our store operating expenses, including marketing over the previous fiscal year which was offset in part by the estimate for our potential losses related to the theft of credit card and other purchase information.
Interest Expense. Interest expense, net of interest income, increased $7.0 million to $8.5 million for the first six-month period of fiscal 2005 from $1.5 million for the same six-month period of fiscal 2004. Included in interest expense is $6.6 million of interest due to RVI related to $190.0 million of indebtedness incurred to fund two separate dividends. The indebtedness, which was fully paid in July 2005, was evidenced by a $165.0 million note that bore interest at a rate equal to LIBOR plus 850 basis points and a $25.0 million note that bore interest at a rate equal to LIBOR plus 950 basis points. The interest expense also reflects higher weighted average borrowing rates related to the dividend notes and the write-off of unamortized debt issuance costs of $0.4 million for our old revolving credit facility. Interest expense includes the amortization of debt issuance costs of $0.2 million in each of the six-month periods of fiscal 2005 and 2004.
Income Taxes. Our effective tax rate for the six-month period of fiscal 2005 was 40.3%, compared to 40.2% for the six-month period of fiscal 2004. The increase in the six-month period was the result of the write off of $0.6 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio.

Net Income. For the six-month period ended July 30, 2005, net income decreased $0.5 million or 2.9% over the six-month period ended July 31, 2004 and represents 2.9% versus 3.6% of net sales, respectively and was the results of the operating factors described above.
Liquidity and Capital Resources
Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our expansion, the remodeling of existing stores and infrastructure growth. We have historically funded our expenditures with cash flows from operations and borrowings under the Value City credit facilities to which we have been a party, as described below. Our working capital and inventory levels typically build seasonally. We believe that we will be able to continue to fund our operating requirements and the expansion of our business pursuant to our growth strategy in the future with cash flows from operations and borrowings under the new DSW secured revolving credit facility.
For the twenty-six week period ended July 30, 2005, our net cash provided by operations was $16.2 million, compared to $4.6 million used in operations for the twenty-six week period ended July 31, 2004. Net working capital increased $73.5 million to $212.4 million at July 30, 2005 from $138.9 million at January 29, 2005, primarily due to increased investing with respect to new DSW stores, new leased shoe departments opened in fiscal 2005 and the classification of advances to affiliates to current. Current assets divided by current liabilities at January 29, 2005 and July 30, 2005 was 2.3 and 2.6, respectively.
Net cash provided by operating activities during the twenty-six week period ended July 30, 2005 reflects several causes, primarily the increase of accounts payable of $16.9 million and the increase of accrued expenses of $9.5 million, partially offset by the increase in inventory of $23.2 million.
For the twenty-six week period ended July 30, 2005, net cash used in investing activities amounted to $15.5 million compared to $13.2 million for the corresponding period of fiscal 2004. For the twenty-six week period ended July 30, 2005 net cash used in investing activities consisted of capital expenditures, related primarily to new stores.
Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. In fiscal 2004, we opened 31 new DSW stores and closed one DSW store. We plan to open approximately 30 stores per year in each of the four years from fiscal 2005 through fiscal 2008. During fiscal 2004, the average investment required to open a typical new DSW store was approximately $1.7 million. Of this amount, gross inventory typically accounted for approximately $880,000, fixtures and leasehold improvements typically accounted for approximately $600,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $250,000. We plan to finance investment in new stores with cash flows from operating activities and by drawing from our $150 million secured revolving credit facility when necessary.

For the twenty-six week period ended July 30, 2005, our net cash provided by financing activities was $33.3 million, compared to $19.7 million for the corresponding period in fiscal 2004.
The Value City Revolving Credit Facility. On July 5, 2005, the Company was released from its obligation as co-borrower and co-guarantor under a Loan and Security Agreement, as amended originally entered into in June 2002. The Company, Value City and other RVI affiliates were named as co-borrowers, and RVI is a co-guarantor. This revolving credit agreement allowed DSW and the other Value City affiliates named as co-borrowers to draw on a $425 million revolving credit facility, subject to applicable borrowing base restrictions. All the capital stock of DSW and DSWSW was pledged. The Company, RVI and the other co-borrowers and guarantors named therein were jointly and severally liable for all liabilities incurred under the agreement.
At January 29, 2005, $108.5 million was available under this revolving credit facility. Direct borrowings by us aggregated $55.0 million as of January 29, 2005 while $14.9 million letters of credit were issued and outstanding as of January 29, 2005.
The DSW Secured Revolving Credit Facility. Upon consummation of the IPO on July 5, 2005, DSW and DSWSW were released from any obligations under the pre-existing revolving credit facility and entered into a new $150 million secured revolving credit facility with a term of five years. Under this new facility, DSW and DSWSW are named as co-borrowers. This new DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The new secured revolving credit facility is secured by a lien on substantially all the personal property of DSW and DSWSW and a pledge of all of the shares of DSWSW. In addition, this facility contains usual and customary restrictive covenants relating to our management and the operation of the business. These covenants, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under this facility, it must comply with a fixed charge coverage ratio test set forth in the facility documents.
At July 30, 2005, $131.1 million was available under this revolving credit facility. The Company had no direct borrowings as of July 30, 2005 while $18.9 million letters of credit were issued and outstanding as of July 30, 2005.
The Value City Term Loan Facility. Until the amendment of the term loan agreement in July 2005 in connection with the IPO, DSW and DSWSW were also co-borrowers under a Financing Agreement, as amended, among Cerberus, as agent, and other parties named therein, originally entered into in June 2002. Under the terms of this term loan agreement, Cerberus and SSC each provided to the Company, Value City and other RVI affiliates a separate $50 million three-year term loan comprised of two tranches. As a co-borrower, we were jointly and severally liable for the performance and payment of obligations under this financing agreement; however, this indebtedness has not been reflected in our financial statements as it was recorded on the books of RVI.

In July 2005, DSW and DSWSW were released from their obligations as co-borrowers pursuant to the amendment of this term loan agreement, and Value City repaid all the term loan indebtedness. In connection with the amendment of this term loan agreement, RVI agreed to amend the outstanding warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (i) acquire RVI common shares at the then current conversion price (subject to the existing anti-dilution provisions), (ii) acquire from RVI Class A common shares of DSW at the IPO price of $19.00 per share, (subject to anti-dilution provisions similar to those in the existing warrants), or (iii) acquire a combination thereof.
SSC and Cerberus would each receive 328,915 Class A common shares of DSW, and Back Bay would receive 41,989 Class A common shares of DSW, if they were to exercise the warrants in full exclusively for DSW common shares. These warrants expire in June 2012. Although RVI does not intend or plan to undertake a spin-off of common shares to RVI shareholders, in the event that RVI were to effect such a spin-off in the future, the holders of outstanding unexercised warrants would receive the same number of DSW common shares that they would have received had they exercised their warrants in full for RVI common shares immediately prior to the record date of the spin-off, without regard to any limitation on exercise contained in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for RVI common shares.
On July 5, 2005, DSW entered into an exchange agreement with RVI whereby, DSW is required to exchange some or all of the DSW Class B common shares held by RVI for DSW Class A common shares. SSC and Cerberus have the right to require that DSW register for resale the Class A common shares issued to them upon exercise of their warrants in specified circumstances, and each of these entities and Back Bay will be entitled to participate in the registrations initiated by the other entities. The Company’s failure to perform its obligations under the registration rights agreement relating to these shares would result in an event of default under the Value City senior loan facility.
The Value City Senior Subordinated Convertible Loan Facility. Until July 2005, DSW and DSWSW were also co-guarantors of a $75 million loan under an Amended and Restated Senior Subordinated Convertible Loan Agreement, as amended, entered into with Cerberus, as agent and lender, SSC, as lender, and the other parties named therein, which was convertible at the option of the lenders into common shares of RVI at an initial conversion price of $4.50 per share. This indebtedness has not been reflected in our financial statements as it was recorded on the books of RVI.
In July 2005, DSW and DSWSW were released from their obligations as co-guarantors pursuant to the amendment and restatement of this agreement. We have been advised by RVI that Value City repaid $25 million of this facility in July 2005. The $75 million convertible loan was converted into a non-convertible loan, and the capital stock of DSW held by RVI will continue to secure the amended loan facility. In addition, in connection with the amendment and restatement of this convertible loan agreement, RVI has issued to SSC and Cerberus convertible warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the amended and restated loan agreement.

Under the convertible warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire RVI common shares at the conversion price referred to in the convertible loan (subject to existing anti-dilution provisions), (ii) acquire from RVI Class A common shares of DSW at an exercise price per share at the IPO price of $19.00 per share (subject to anti-dilution provisions similar to those in the existing warrants) or (iii) acquire a combination thereof. Although RVI does not intend or plan to undertake a spin-off of common shares to RVI shareholders, in the event that RVI were to effect such a spin-off in the future, the holders of outstanding unexercised warrants would receive the same number of DSW common shares that they would have received had they exercised their warrants in full for RVI common shares immediately prior to the record date of the spin-off, without regard to any limitation on exercise contained in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for RVI common shares.
SSC and Cerberus may acquire, upon exercise of the warrants in full, an aggregate number of Class A common shares of DSW from RVI which, at the IPO price of $19.00 per share, would have a value equal to $75 million. SSC and Cerberus would each receive 1,973,685 Class A common shares if they were to exercise these warrants exclusively for DSW common shares.
Cross-Corporate Guarantees. We have historically entered into cross-corporate guarantees with various financing institutions pursuant to which we, RVI, Filene’s Basement and Value City, jointly and severally, guarantee payment obligations owed to these entities under factoring arrangements they have entered into with vendors who may provide merchandise to some or all of RVI’s subsidiaries. In connection with the IPO, these cross-corporate guarantees were terminated and we have neither outstanding balance nor potential liabilities under these past arrangements.
Contractual Obligations
DSW had outstanding letters of credit that totaled approximately $18.9 million at July 30, 2005 on the DSW secured revolving credit facility and $14.9 million at January 29, 2005 on the Value City revolving credit facility. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payment outside of terms set forth in these arrangements.
As of July 30, 2005, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $0.6 million as of July 30, 2005. In addition, we have signed lease agreements for new store locations with annual rent of approximately $8.2 million. In connection with the new lease agreements, we will receive approximately $5.8 million of tenant allowances, which will reimburse us for expenditures at these locations.

We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases.
On July 5, 2005, subsequent to the IPO, we paid in full the principal balance of both the $165 and $25 million dividend notes plus accrued interest of approximately $6.6 million to RVI, $20 million outstanding on the Company’s old secured revolving credit facility and a $10 million intercompany advance from RVI used to pay down on the outstanding old credit facility borrowing.
Off-Balance Sheet Arrangements
The Company does not intend to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. As of July 30, 2005, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
ADOPTION OF ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this standard was originally established to be interim and annual periods beginning after June 15, 2005. In April 2005, the SEC delayed the compliance date for SFAS No. 123R until the beginning of the Company’s fiscal year 2006. The Company is currently evaluating the impact of this statement and has not yet determined the method of adoption under SFAS No. 123R and whether the adoption will result in amounts that are similar to the pro forma disclosures required under SFAS No. 123.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has been exposed to market risk from changes in interest rates, which may adversely affect its financial condition, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.
The Company is exposed to interest rate risk primarily through its borrowings under its new secured revolving credit facility. At July 30, 2005, no direct borrowings were outstanding under this facility. The secured revolving credit facility permits debt commitments up to $150 million, includes a letter of credit facility, extends for a term of five years, and provides for borrowings at variable interest rates.
A hypothetical 100 basis point increase in the interest rate of the debt outstanding under the Value City revolving credit facility (prior to July 5, 2005) or the DSW new secured revolving credit facility (after July 5, 2005) for the twenty-six week period ended July 30, 2005, net of income taxes, would have had an approximate $0.1 million impact on our results of operations for such period.
Item 4. Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosures and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On March 8, 2005, RVI announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, RVI issued the findings from its investigation into the theft. The theft took place primarily over two weeks and covered all customers who made purchases at 108 DSW stores, primarily during a three-month period from mid-November 2004 to mid-February 2005. Transaction information involving approximately 1.4 million credit cards was obtained. For each card, the stolen information included credit card or debit card numbers, name and transaction amount. In addition, data from transactions involving approximately 96,000 checks were stolen. In these cases, checking account numbers and driver’s license numbers were obtained.
The Company has contacted and is cooperating with federal law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on its business and financial performance, the Company is working with credit card companies and issuers and trying to contact as many of its affected customers as possible. In addition, the Company worked with a leading computer security firm to minimize the risk of any further data theft. The Company is involved in several legal proceedings arising out of this incident that it believes, after consultation with counsel, are not expected to exceed the reserves the Company has currently recorded. There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future.
As of July 30, 2005, the Company estimates that the potential exposures for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.
Although difficult to quantify, since the announcement of the theft, the Company has not discerned any material negative effect on sales trends it believes are attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Use of Proceeds
On June 29, 2005, DSW commenced its initial public offering, which was consummated on July 5, 2005 with the sale of 16,171,875 Class A common shares, including 2,109,375 Class A common shares sold pursuant to the exercise of the underwriters’ over-allotment option. The managing underwriter of the offering was Lehman Brothers Inc.
The Class A common shares sold in the offering were registered under the Securities Act of 1933, as amended, on registration statement (No. 333-123289) on Form S-1 filed with the Securities and Exchange Commission on March 14, 2005, as amended (the “Registration Statement”). The Securities and Exchange Commission declared the Registration Statement effective on June 28, 2005. The Registration Statement registered 16,171,875 Class A common shares at a maximum aggregate offering price of $307,265,625, all of which was sold at a price to the public of $19.00 per share.
The aggregate gross proceeds to DSW from the Class A common shares sold by DSW were approximately $307.3 million. The net proceeds to DSW from the offering were approximately $278.4 million after deducting the underwriting discount of $21.5 million and $7.4 million of other expenses incurred in connection with the offering. A reasonable estimate for the amount of expenses incurred has been provided where actual expenses are not yet known. None of such payments were to directors, officers, ten percent stockholders or affiliates of the issuer.
DSW received the net proceeds from the initial public offering on July 5, 2005. DSW used approximately $196.6 million of the net proceeds to repay intercompany indebtedness and accrued interest then owed RVI, DSW’s majority shareholder, under a $165 million dividend note and a $25 million dividend note, $51.8 million for working capital and $30 million for general corporate purposes, including paying down $20 million outstanding on DSW’s old secured revolving credit facility and a $10 million intercompany advance from RVI used to pay down on the outstanding old credit facility borrowing on July 1, 2005. Reasonable estimates for the amounts have been provided where actual expenses are not yet known. Pending these uses, DSW has invested the net proceeds from the initial public offering in short-term, interest-bearing, investment-grade securities.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases DSW made of its common shares during the second quarter of the 2005 fiscal year, if any:
Issuer Purchases of Equity Securities

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or
	shares purchased	paid per share	programs	programs
May 1, 2005 – May 28, 2005	None	—	—	None
May 29, 2005 – July 2, 2005	None	—	—	None
July 3, 2005 – July 30, 2005	None	—	—	None
Total	None	—	—	None
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information. None.
Item 6. Exhibits
See Index to Exhibits on page 31.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)

Date: September 8, 2005	By:	/s/ Douglas J. Probst
Douglas J. Probst
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Restricted Stock Units Award Agreement for Employees

10.2	Form of Nonqualified Stock Option Award Agreement for Employees

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995