Form 10-Q
period 2005-10-29
DSW Inc.
filed 2005-12-08
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of outstanding Class A common shares, without par value, as of November 30, 2005 was 16,189,578 and Class B common shares, without par value, as of November 30, 2005 was 27,702,667.

DSW INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)
(unaudited)

	October 29,	January 29,
	2005	2005

ASSETS
Cash and equivalents	$57,065	$8,339
Accounts receivable, net	17,276	2,291
Receivables from related parties	14,779
Inventories	229,387	208,015
Prepaid expenses and other assets	15,196	8,940
Deferred income taxes	16,845	20,261

Total current assets	350,548	247,846

Advances to affiliates		23,676
Property and equipment, net	97,384	90,056
Goodwill	25,899	25,899
Tradenames and other intangibles, net	6,432	7,079
Deferred income taxes and other assets	2,768	881

Total assets	$483,031	$395,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$69,393	$72,073
Accounts payable to related parties	336	47
Accrued expenses:
Compensation	6,655	6,804
Taxes	16,127	12,560
Other	32,256	17,443

Total current liabilities	124,767	108,927

Long-term obligations, net of current maturities		55,000
Other noncurrent liabilities	63,756	52,684

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,189,001 and none issued and outstanding, respectively	280,269
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively		101,442
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	15,968	77,384
Deferred compensation	(1,729)

Total shareholders’ equity	294,508	178,826

Total liabilities and shareholders’ equity	$483,031	$395,437

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales	$302,240	$262,444	$860,257	$729,406
Cost of sales	(219,221)	(184,991)	(618,077)	(517,427)

Gross profit	83,019	77,453	242,180	211,979

Operating expenses	(65,292)	(60,664)	(188,712)	(165,751)

Operating profit	17,727	16,789	53,468	46,228

Interest income (expense), net
Non-related parties	149	(989)	(1,792)	(2,460)
Related parties			(6,592)

Earnings before income taxes	17,876	15,800	45,084	43,768

Income tax provision	(6,965)	(6,358)	(17,942)	(17,613)

Net income	$10,911	$9,442	$27,142	$26,155

Basic and diluted earnings per share:
Basic	$0.25	$0.34	$0.78	$0.94
Diluted	$0.25	$0.34	$0.77	$0.94

Shares used in per share calculations:
Basic	43,891	27,703	34,994	27,703
Diluted	44,066	27,703	35,080	27,703
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of
	Class A	Class B	Class A	Class B		Deferred
	Common	Common	Common	Common	Retained	Compensation
	Shares	Shares	Shares	Shares	Earnings	Expense	Total

Balance, January 31, 2004		27,703		$101,442	$42,429		$143,871

Net income					26,155		26,155

Balance, October 30, 2004		27,703		$101,442	$68,584		$170,026

Balance, January 29, 2005		27,703		$101,442	$77,384		$178,826

Sale of stock	16,172		$277,937				277,937
Net income					27,142		27,142
Dividend to parent				(101,442)	(88,558)		(190,000)
Restricted stock units granted			1,887			$(1,887)
Amortization of deferred compensation expense						158	158
Stock units granted	16		422				422
Exercise of stock options	1		23				23

Balance, October 29, 2005	16,189	27,703	$280,269	$0	$15,968	$(1,729)	$294,508

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 29,	October 30,
	2005	2004

Cash flows from operating activities:
Net income	$27,142	$26,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,229	9,770
Amortization of debt issuance costs	582	382
Amortization of deferred compensation expense	158
Deferred income taxes	2,223	(3,959)
Loss on disposal of assets	250	52
Change in working capital, assets and liabilities:
Accounts receivable	(14,985)	(4,440)
Accounts receivable from related parties	(14,779)
Inventories	(21,372)	(48,440)
Prepaid expenses and other assets	(6,962)	(1,022)
Advances to/from affiliates	23,676	(12,621)
Accounts payable	(3,789)	20,091
Proceeds from lease incentives	8,972	10,396
Other noncurrent liabilities	2,100	(1,008)
Accrued expenses	18,293	8,741

Net cash provided by operating activities	35,738	4,097

Cash flows from investing activities:
Capital expenditures	(19,850)	(19,860)
Proceeds from sale of assets	26	42

Net cash used in investing activities	(19,824)	(19,818)

Cash flows from financing activities:
Payments on capital lease obligations		(138)
Proceeds from sale of stock	277,937
Payment of note to parent	(190,000)
Net (decrease) increase in revolving credit facility	(55,000)	20,000
Debt issuance costs	(570)
Grant of stock units	422
Proceeds from exercise of stock options	23

Net cash provided by financing activities	32,812	19,862

Net increase in cash and equivalents	48,726	4,141
Cash and equivalents, beginning of period	8,339	7,076

Cash and equivalents, end of period	$57,065	$11,217

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

DSW Inc. (“DSW”) and its wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as DSW or the Company. Prior to December 2004, DSW was a wholly-owned subsidiary of Value City Department Stores, Inc., a wholly-owned subsidiary of Retail Ventures, Inc. (“RVI”). In December 2004, RVI completed a corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City Department Stores LLC (“Value City”), another wholly-owned subsidiary of RVI. In turn, Value City transferred all of the issued and outstanding shares of DSW to RVI in exchange for a promissory note. On June 29, 2005, DSW commenced an initial public offering (“IPO”) that closed on July 5, 2005. DSW is listed on the New York Stock Exchange trading under the symbol “DSW”.

DSW operates in a single segment and sells better-branded footwear and accessories. As of October 29, 2005, DSW operated a total of 197 stores located throughout the United States. The DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. DSW also supplies leased shoe departments for three non-affiliated retailers under supply agreements. Under these supply agreements, DSW supplies merchandise for shoe departments in Stein Mart, Inc. (“Stein Mart”), Gordmans, Inc. (“Gordmans”) and Frugal Fannie’s Fashion Warehouse (“Frugal Fannie’s”). These agreements were entered into in July 2002, June 2004 and September 2003, respectively. Additionally, pursuant to a license agreement with Filene’s Basement, Inc. (“Filene’s Basement”), a wholly-owned subsidiary of RVI, DSW supplies leased shoe departments in most Filene’s Basement stores. As of October 29, 2005, DSW supplied 157 leased departments for Stein Mart, 53 for Gordmans, 25 for Filene’s Basement and one for Frugal Fannie’s.

During the three months and nine months ended October 29, 2005, DSW opened 13 and 27 new DSW stores, respectively, and, during the nine months ended October 29, 2005, we re-categorized two DSW/Filene’s Basement combination locations as leased shoe departments which are included in DSW.

2.	INITIAL PUBLIC OFFERING

On July 5, 2005, DSW closed on its IPO of 14,062,500 Class A common shares. In connection with this offering, DSW granted an option to the underwriters to purchase up to an additional 2,109,375 Class A common shares to cover over-allotments, which option was exercised in full by the underwriters and also closed on July 5, 2005. DSW sold 16,171,875 Class A common shares raising net proceeds of $285.8 million, net of the underwriters’ commission and before estimated expenses of approximately $7.9 million. DSW used the net proceeds of the offering to repay $196.6 million of intercompany indebtedness, including interest, owed to RVI and for working capital and general corporate purposes, including the paying down of $20 million outstanding on DSW’s old secured revolving credit facility and $10 million intercompany advance. The 410.09 common shares of DSW held by RVI outstanding

DSW Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
at January 29, 2005 were converted to 27,702,667 Class B common shares. It is the 27,702,667 Class B common shares which are being used in the prior period’s calculation of earnings per share. Subsequent to the IPO, the transactions between DSW and RVI and its other subsidiaries are settled in accordance with a shared services agreement and resulted in the advances from affiliates being classified as a current receivable.

3.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements should be read in conjunction with the final prospectus dated June 28, 2005 included in DSW’s Registration Statement on Form S-1 (No. 333-123289).

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

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

	(in thousands, except per share amounts)
Net income, as reported	$10,911	$9,442	$27,142	$26,155
Add: Stock-based employee compensation expense included in reported net income, net of tax	70		94
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(628)		(839)

Pro forma net income	$10,353	$9,442	$26,397	$26,155

Income per share:
Basic as reported	$0.25	$0.34	$0.78	$0.94
Diluted as reported	$0.25	$0.34	$0.77	$0.94
Basic pro forma	$0.24	$0.34	$0.75	$0.94
Diluted pro forma	$0.23	$0.34	$0.75	$0.94

DSW Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5.	EARNINGS PER SHARE

Basic earnings per share are based on net income and a simple weighted average of Class A and Class B common shares and directors stock units outstanding. Diluted earnings per share reflect the potential dilution of Class A common shares related to outstanding stock options and restricted stock units. The numerator for the diluted earnings per share calculation is net income. The denominator is the weighted average diluted shares outstanding.

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

	(in thousands)
Weighted average shares outstanding	43,891	27,703	34,994	27,703
Assumed exercise of dilutive stock options	76		41
Restricted stock units	99		45

Number of shares for computation of dilutive earnings per share	44,066	27,703	35,080	27,703

For the three months and nine months ended October 29, 2005, all potentially dilutive stock options were dilutive. For the three months and nine months ended October 30, 2004, there were no potentially dilutive instruments outstanding.

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

DSW Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In April 2005, the SEC delayed the compliance date for SFAS No. 123R until the beginning of DSW’s 2006 fiscal year. DSW is currently evaluating the impact of this statement and has not yet determined the method of adoption under SFAS No. 123R and whether the adoption will result in amounts that are similar to the pro forma disclosures currently required under SFAS No. 123 (see note 4, “Stock Based Compensation”).

7.	LONG-TERM OBLIGATIONS

In March 2005, DSW and RVI and certain of their affiliates increased the ceiling under their then-existing revolving credit facility from $350 million to $425 million. The increase of $75 million to the revolving credit facility was accomplished by amendment under substantially the same terms as the then-existing revolving credit agreement.

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

In July 2005, upon the consummation of DSW’s IPO, RVI and the lenders thereunder amended or terminated the existing credit facilities and other debt obligations of Value City and its other affiliates, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor and released DSW and DSWSW from their obligations as co-borrowers and co-guarantors. At the same time, DSW entered into a new $150 million secured revolving credit facility with a term of five years. Under this new facility, DSW and its subsidiary, DSWSW, are named as co-borrowers. The new secured revolving credit facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under its new secured revolving credit facility are collateralized by a lien on substantially all of DSW’s and its subsidiary’s personal property and a pledge of all of its shares of DSWSW. In addition, this facility contains usual and customary restrictive covenants relating to its management and the operation of its business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under this facility, it must comply with a fixed charge coverage ratio test set forth in the facility documents. At October 29, 2005, DSW

DSW Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
had no balance outstanding and was in compliance with the terms of the secured revolving credit facility.

8.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine months ended
	October 29,	October 30,
	2005	2004

	(in thousands)
Cash paid during the period for:
Interest
Non-related parties	$1,544	$2,166
Related parties	6,592

Income taxes	$13,678	$3,279

Noncash investing and operating activities –
Changes in accounts payable due to asset purchases	$1,398	$(58)
9.	COMMITMENTS AND CONTINGENCIES

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

The Company has contacted and is cooperating with law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on its business and financial performance, the Company is working with credit card companies and issuers and has contacted as many of its affected customers as possible. In addition, the Company worked with a leading computer security firm to minimize the risk of any further data theft. The Company is involved in several legal proceedings arising out of this incident that, after consultation with counsel, it believes will not exceed the reserves the Company has currently recorded.

As of October 29, 2005, the Company estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, range from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance

DSW Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.

There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Risk Factors and Safe Harbor Statement
We caution that certain information in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation Reform Act of 1995) and is subject to change based on various important factors. The following factors, among others, could cause our future financial performance in fiscal 2005 and beyond to differ materially from those expressed or implied in any such forward-looking statements. These risks and uncertainties include, without limitation:
•	our continued ability to open and operate new stores on a profitable basis;

•	our ability to maintain good vendor relationships;

•	our ability to anticipate and respond to fashion trends and consumers preferences;

•	the loss or disruption of our centralized distribution center or our failure to add additional distribution methods or facilities;

•	our continued dependence on RVI to provide us with many key services for our business;

•	our failure to retain our existing management team and to continue to attract qualified new personnel;

•	competition in the retail footwear industry;

•	changes in economic conditions;

•	risks inherent to international trade;

•	security risks related to our electronic processing and transmission of confidential customer information;

•	our relationship with RVI and Schottenstein Stores Corporation (“SSC”); and

•	other factors set forth in Exhibit 99 attached hereto.
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
We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Accordingly, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $18.6 million on October 29, 2005 and $14.2 million at January 29, 2005.

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

•	Asset Impairment and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. Should an impairment loss be realized, it will be included in gross profit. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow (undiscounted and without interest) remains negative. The amount of impairment losses recorded in fiscal 2004 was $0.9 million, all of which was recorded in the fourth quarter. No impairment losses have been recorded during the nine months ended October 29, 2005.

We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, our conclusion regarding asset impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers compensation and casualty insurance exceed or fall short of those anticipated, reserves recorded may not be appropriate, and, to the extent actual results vary from assumptions, earnings would be impacted.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty and provide us with the ability to communicate with our customers and enhance our understanding of their spending trends. Upon reaching the target spending level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to operating expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of October 29, 2005 and January 29, 2005 was $7.4 million and $4.5 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If management had made these determinations on a different basis, our tax expense, assets and liabilities could be different.
Results of Operations
As of October 29, 2005, we operated 197 DSW stores in 32 states, and leased shoe departments in 157 Stein Mart stores, 53 Gordmans stores, 25 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations as one segment. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(72.5)	(70.5)	(71.9)	(70.9)

Gross profit	27.5	29.5	28.1	29.1
Operating expenses	(21.6)	(23.1)	(21.9)	(22.8)

Operating profit	5.9	6.4	6.2	6.3

Interest income (expense), net	0.0	(0.4)	(0.9)	(0.3)

Earnings before income taxes	5.9	6.0	5.3	6.0
Income tax provision	(2.3)	(2.4)	(2.1)	(2.4)

Net income	3.6%	3.6%	3.2%	3.6%

THREE MONTHS ENDED OCTOBER 29, 2005 COMPARED TO THREE MONTHS ENDED OCTOBER 30, 2004
Net Sales. Net sales for the thirteen week period ended October 29, 2005 increased by 15.2%, or $39.8 million, to $302.2 million from $262.4 million in the thirteen week period ended October 30, 2004. Our comparable store sales in the third quarter of fiscal 2005 improved 3.5% compared to the third quarter of fiscal 2004. The increase in DSW sales includes a net increase of 30 DSW stores, 7 non-affiliated leased shoe departments and the re-categorization of two DSW/Filene’s Basement combination stores as leased shoe departments. The DSW store locations opened subsequent to October 30, 2004 added $23.3 million in sales, while the leased shoe departments opened subsequent to October 30, 2004 added $1.5 million. Leased shoe department sales comprised 10.5% of total net sales in the third quarter of fiscal 2005, compared to 9.6% in the third quarter of fiscal 2004.

For the third quarter of fiscal 2005, DSW comparable store sales increased in women’s by 5.7%, athletic by 1.1% and men’s by 0.4%, and decreased in the accessories category by 9.4%. Sales increases in the women’s category were driven by increases in the seasonal classes, while the increase in the athletic category was the result of an increase in the women’s fashion class. The decrease in the accessories category was the result of declines in all classes of accessories. The accessories category represents 4.6% of total comparable DSW store sales for the third quarter of fiscal 2005.
Gross Profit. Gross profit increased $5.5 million to $83.0 million in the third quarter of fiscal 2005 from $77.5 million in the third quarter of fiscal 2004, and decreased as a percentage of net sales from 29.5% in the third quarter of fiscal 2004 to 27.5% in the third quarter of fiscal 2005. In the third quarter of fiscal 2004, our inventory was positioned to allow us to reduce our markdown rate by not increasing the percent discount offered on our clearance goods. During the third quarter of fiscal 2005, we did follow our plan and increased the percent discount offered on our clearance goods. Other factors related to the decreased margin were; increased markdowns caused by higher average unit retails, additional markdowns in our accessories category and an increase in our occupancy expense. The store occupancy expense increased from 11.9% of net sales in the third quarter of fiscal 2004 to 13.2% of net sales in the third quarter of fiscal 2005. The increase in store occupancy is the result of increases in lease expense for new stores. In addition, the leased shoe departments represent an increased percent of total sales and have a higher occupancy percent to sales than in the prior year. These negative factors were partially offset by an increase in our initial markups and a decrease in warehouse expense. Warehouse expense as a percentage of net sales decreased from 2.1% in the third quarter of fiscal 2004 to 1.2% in the third quarter of fiscal 2005. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information, increased unit volumes and an increased allocation of warehouse expense to Value City’s shoe operations pursuant to the shared services agreement between the Company and RVI that became effective as of January 30, 2005 (the “Shared Services Agreement”).
Operating Expenses. For the third quarter of fiscal 2005, operating expenses increased $4.6 million to $65.3 million from $60.7 million in the third quarter of fiscal 2004, which represented 21.6% and 23.1% of net sales, respectively. The favorable operating percent was the result of leveraging store expenses and marketing, and a reduction in pre-opening costs. Operating expenses for the third quarter of fiscal 2005 include $3.6 million in pre-opening costs compared to $4.2 million in pre-opening costs in the third quarter of fiscal 2004. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period. Included in operating expenses is the related operating cost, excluding occupancy, associated with operating the leased shoe departments. The DSW stores and leased shoe departments that opened subsequent to October 30, 2004 added $4.1 million in expenses compared to the third quarter of fiscal 2004, excluding pre-opening and occupancy (excluding depreciation and amortization) expenses.
Operating Profit. Operating profit was $17.7 million in the third quarter of fiscal 2005 compared to $16.8 million in the third quarter of fiscal 2004, and decreased as a percentage of net sales from 6.4% in the third quarter of fiscal 2004 to 5.9% in the third quarter of fiscal 2005. Operating profit as a percentage of net sales was negatively impacted by the decrease in gross profit as a percentage of sales, which was partially offset by the leveraging of operating expenses.

Interest Income (Expense). Interest income for the third quarter of fiscal 2005 was $0.1 million as compared to $1.0 million of interest expense for the third quarter of fiscal 2004. Interest income for the quarter was the result of investment activity from funds generated by the IPO and from operations. Net Interest includes the amortization of debt issuance costs of $0.1 million in the third quarter of fiscal 2004. The amortization of debt issuance costs during the third quarter of fiscal 2005 was insignificant.
Income Taxes. Our effective tax rate for the third quarter of fiscal 2005 was 39.0%, compared to 40.2% for the third quarter of fiscal 2004.
Net Income. For the third quarter of fiscal 2005, net income increased $1.5 million, or 15.6%, over the third quarter of fiscal 2004 and represented 3.6% of net sales in both periods. This increase was the result of the increase in gross profit partially offset by the increase in operating expenses.
NINE MONTHS ENDED OCTOBER 29, 2005 COMPARED TO NINE MONTHS ENDED OCTOBER 30, 2004
Net Sales. Net sales for the nine-month period ended October 29, 2005 increased by 17.9%, or $130.9 million, to $860.3 million from $729.4 million in the nine-month period ended October 30, 2004. Our comparable store sales in the nine-month period of fiscal 2005 improved 3.7% compared to the nine-month period of fiscal 2004. The increase in DSW sales includes a net increase of 30 DSW stores, 7 non-affiliated leased shoe departments and two Filene’s Basement leased shoe departments excluding the re-categorization of two DSW/Filene’s Basement combination stores as leased shoe departments. The DSW store locations opened subsequent to October 30, 2004 added $53.3 million in sales compared to the fiscal 2004 nine-month period, while the new leased shoe departments added $3.4 million. Leased shoe department sales comprised 10.6% of total net sales in the first nine-month period of fiscal 2005, compared to 9.2% in the same nine-month period of fiscal 2004.
For the nine-month period ended October 29, 2005, as compared with same nine-month period in fiscal 2004, DSW comparable store sales increased in women’s by 4.2%, athletic by 6.8% and men’s by 1.8%, and decreased in the accessories category by 6.9%. Sales increases in the women’s categories were driven by increases in the dress and seasonal classes while the increase in the men’s categories were driven by increases in the fashion and casual classes. The increase in the athletic category was the result of the improvement in the women’s and men’s fashion class. The decrease in accessories category was the result of declines in all classes of accessories. The accessories category represents 4.7% of total comparable DSW store sales in the nine-month period.
Gross Profit. Gross profit increased $30.2 million to $242.2 million in the nine-month period ended October 29, 2005 from $212.0 million in the same nine-month period of fiscal 2004, and decreased as a percentage of net sales from 29.1% in the fiscal 2004 nine-month period to 28.1% in the fiscal 2005 nine-month period. The decrease is attributable to increased markdowns in all categories and an increase in our occupancy expense. The store occupancy expense increased from 12.1% of net sales in the fiscal 2004 nine-month period to 13.1% of net sales in the fiscal 2005 nine-month period. The increase in store occupancy expense is the result of increases in lease expense for new stores. In addition, the leased shoe departments represent an increased percent of total sales and have a higher occupancy percent to sales than in the prior year. These negative factors were partially offset by an increase in our initial markups and a decrease in our warehouse expense. Warehouse expense as a percentage of net sales decreased from 2.2% in the fiscal 2004 nine-month period to 1.4% in the fiscal 2005 nine-month period. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information, increased unit volumes and an increased allocation of warehouse expense to Value City’s shoe operations pursuant to the Shared Services Agreement.
Operating Expenses. For the nine-month period ended October 29, 2005, operating expenses increased $22.9 million to $188.7 million from $165.8 million in the fiscal 2004 nine-month period, which represented 21.9% and 22.8% of net sales, respectively. The favorable operating percent was the result of leveraging store expenses and marketing, and a reduction in pre-opening costs. Operating expenses for the fiscal 2005 nine-month period includes $7.2 million in pre-opening costs compared to $8.8 million in the same nine-month period in fiscal 2004. Pre-opening costs are expensed as incurred and, therefore, do not necessarily reflect expenses for the stores opened in a given fiscal period. Included in operating expenses is the related operating cost associated with operating the leased shoe departments, excluding occupancy. The DSW stores and leased shoe departments that opened subsequent to October 30, 2004 added $9.4 million in expenses compared to the same nine-month period of fiscal 2004, excluding pre-opening and occupancy (excluding depreciation and amortization) expenses.
During the nine-month period ended October 29, 2005, we accrued an estimated liability related to the theft of credit card and other purchase information. Potential exposures for losses related to stolen information were estimated to fall within a range of approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations equal to the low end of the range set forth above, or $6.5 million.
Operating Profit. Operating profit was $53.5 million in the nine-month period of fiscal 2005 compared to $46.2 million in the nine-month period of fiscal 2004, and decreased as a percentage of net sales from 6.3% in the nine-month period of fiscal 2004 to 6.2% in the nine-month period of fiscal 2005. Operating profit as a percentage of net sales was positively affected by the leveraging of our operating expenses, but these positive effects were more than offset by the reduction in gross profit and the estimate for our potential losses related to the theft of credit card and other purchase information.
Interest Income (Expense). Interest expense, net of interest income, increased $5.9 million to $8.4 million for the nine-month period of fiscal 2005 from $2.5 million for the same nine-month period of fiscal 2004. Included in interest expense is $6.6 million of interest due to RVI related to $190 million of indebtedness incurred to fund two separate dividends. The indebtedness, which was fully paid in July 2005, was evidenced by a $165 million note that bore interest at a rate equal to LIBOR plus 850 basis points and a $25 million note that bore interest at a rate equal to LIBOR plus 950 basis points. The interest expense also reflects higher weighted average borrowing rates related to the dividend notes and the write-off of unamortized debt issuance costs of $0.4 million for our old revolving credit facility. Interest expense includes the amortization of debt issuance costs of $0.2 million and $0.4 million in the nine-month periods of fiscal 2005 and 2004, respectively.

Income Taxes. Our effective tax rate for the nine-month period of fiscal 2005 was 39.8%, compared to 40.2% for the nine-month period of fiscal 2004.
Net Income. For the nine-month period ended October 29, 2005, net income increased $1.0 million or 3.8% over the nine-month period ended October 30, 2004 and represents 3.2% versus 3.6% of net sales, respectively. This increase was the result of the increase in gross profit partially offset by the increases in operating expenses and interest expense.
Seasonality
Our business, measured in terms of net sales, is subject to seasonal trends. Our net sales, measured on a comparable stores basis, have typically been higher in spring and early fall, when our customers’ interest in new seasonal styles increases. In addition, when measured in terms of operating profit, our business has historically experienced lower levels of profitability in the fourth quarter of our fiscal year, due primarily to moderately lower sales in the fourth quarter. Unlike many other retailers, we have not historically experienced a large increase in net sales during our fourth quarter associated with the winter holiday season.
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
For the thirty-nine week period ended October 29, 2005, our net cash provided by operations was $35.7 million, compared to $4.1 million provided by operations for the thirty-nine week period ended October 30, 2004. The $31.6 million increase in cash provided by operations is primarily due to lower growth in inventory over the comparable period and the cash provided from advances from affiliates during fiscal 2005 whereas in the first nine months of fiscal 2004 advances from affiliates was a net cash outflow. The increases in cash provided were partially offset by a higher growth in prepaid expenses over the comparable period and the cash outflow from accounts receivable from related parties which was primarily due to the change in classification from advances from affiliates to a current receivable during fiscal 2005.
Net working capital increased $86.9 million to $225.8 million at October 29, 2005 from $138.9 million at January 29, 2005, primarily due to increased cash, inventory related to new stores opened in fiscal 2005 and the classification of advances to affiliates to a current receivable. Current assets divided by current liabilities at January 29, 2005 and October 29, 2005 was 2.3 and 2.8 respectively.
Net cash provided by operating activities during the thirty-nine week period ended October 29, 2005 is primarily due to the increase of accrued expenses of $18.3 million and the proceeds from lease incentives of $9.0 million, partially offset by the increase in inventory of $21.4 million.

For each of the thirty-nine week periods ended October 29, 2005 and October 30, 2004, net cash used in investing activities amounted to $19.8 million. For the thirty-nine week period ended October 29, 2005, net cash used in investing activities consisted of capital expenditures, related primarily to new stores.
Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. In fiscal 2004, we opened 31 new DSW stores and closed one DSW store. We plan to open approximately 30 stores per year in each of the next four fiscal years. During fiscal 2004, the average investment required to open a typical new DSW store was approximately $1.7 million. Of this amount, gross inventory typically accounted for approximately $880,000, fixtures and leasehold improvements typically accounted for approximately $600,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $250,000. We plan to finance investment in new stores with cash flows from operating activities and by drawing from our $150 million secured revolving credit facility when necessary.
For the thirty-nine week period ended October 29, 2005, our net cash provided by financing activities was $32.8 million, compared to $19.9 million for the corresponding period in fiscal 2004. The majority of the current year financing is related to the sale of stock during the IPO.
The Value City Revolving Credit Facility. On July 5, 2005, the Company was released from its obligation as co-borrower and co-guarantor under a Loan and Security Agreement, as amended originally entered into in June 2002. The Company, Value City and other RVI affiliates were named as co-borrowers, and RVI was a co-guarantor. This revolving credit agreement allowed DSW and the other Value City affiliates named as co-borrowers to draw on a $425 million revolving credit facility, subject to applicable borrowing base restrictions. All the capital stock of DSW and DSWSW was pledged. The Company, RVI and the other co-borrowers and guarantors named therein were jointly and severally liable for all liabilities incurred under the agreement.
At January 29, 2005, $108.5 million was available under this revolving credit facility. Direct borrowings by us aggregated $55.0 million as of January 29, 2005 while $14.9 million letters of credit were issued and outstanding as of January 29, 2005.
The DSW Secured Revolving Credit Facility. Upon consummation of the IPO on July 5, 2005, DSW and DSWSW were released from any obligations under the existing Value City revolving credit facility and entered into a new $150 million secured revolving credit facility with a term of five years. Under this new facility, DSW and DSWSW are named as co-borrowers. This new DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The new secured revolving credit facility is secured by a lien on substantially all the personal property of DSW and DSWSW and a pledge of all of the shares of DSWSW. In addition, this facility contains usual and customary restrictive covenants relating to our management and the operation of the business. These covenants, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under this facility, it must comply with a fixed charge coverage ratio test set forth in the facility documents.

At October 29, 2005, $140.8 million was available under this revolving credit facility. The Company had no direct borrowings as of October 29, 2005 while $9.2 million letters of credit were issued and outstanding as of October 29, 2005.
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
In July 2005, DSW and DSWSW were released from their obligations as co-borrowers pursuant to the amendment of this term loan agreement, and Value City repaid all the term loan indebtedness. In connection with the amendment of this term loan agreement, RVI agreed to amend the outstanding term loan warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (i) acquire RVI common shares at the then current conversion price (subject to the existing anti-dilution provisions), (ii) acquire from RVI Class A common shares of DSW at the IPO price of $19.00 per share, (subject to anti-dilution provisions similar to those in the existing warrants), or (iii) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its warrants to Millennium Partners, L.P. (“Millennium”).
SSC and Cerberus would each receive 328,915 Class A common shares of DSW, and Millennium would receive 41,989 Class A common shares of DSW, if they were to exercise the warrants in full exclusively for DSW common shares. These warrants expire in June 2012. Although RVI does not intend or plan to undertake a spin-off of common shares to RVI shareholders, in the event that RVI were to effect such a spin-off in the future, the holders of outstanding unexercised warrants would receive the same number of DSW common shares that they would have received had they exercised their warrants in full for RVI common shares immediately prior to the record date of the spin-off, without regard to any limitation on exercise contained in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for RVI common shares.
On July 5, 2005, DSW entered into an exchange agreement with RVI whereby DSW is required to exchange some or all of the DSW Class B common shares held by RVI for DSW Class A common shares. SSC and Cerberus have the right to require that DSW register for resale the Class A common shares issued to them upon exercise of their warrants in specified circumstances, and each of these entities and Millennium will be entitled to participate in the registrations initiated by the other entities. The Company’s failure to perform its obligations under the registration rights agreement relating to these shares would result in an event of default under the Value City senior loan facility.
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
In July 2005, DSW and DSWSW were released from their obligations as co-guarantors pursuant to the amendment and restatement of this agreement. We have been advised by RVI that Value City repaid $25 million of this facility in July 2005. The remaining $50 million convertible loan was converted into a non-convertible loan, and the capital stock of DSW held by RVI continues to secure the amended loan facility. In addition, in connection with the amendment and restatement of this convertible loan agreement, RVI has issued to SSC and Cerberus convertible warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the amended and restated loan agreement.
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
Cross-Corporate Guarantees. We have historically entered into cross-corporate guarantees with various financing institutions pursuant to which we, RVI, Filene’s Basement and Value City, jointly and severally, guarantee payment obligations owed to these entities under factoring arrangements they have entered into with vendors who may provide merchandise to some or all of RVI’s subsidiaries. In connection with the IPO, these cross-corporate guarantees were terminated and we have neither outstanding balances nor potential liabilities under these past arrangements.
Contractual Obligations
DSW had outstanding letters of credit that totaled approximately $9.2 million at October 29, 2005 under the DSW secured revolving credit facility and $14.9 million at January 29, 2005 on the Value City revolving credit facility. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payment outside of terms set forth in these arrangements.
As of October 29, 2005, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $0.3 million as of

October 29, 2005. In addition, we have signed lease agreements for 13 new store locations with annual rent of approximately $5.2 million. In connection with the new lease agreements, we will receive approximately $3.8 million of tenant allowances, which will reimburse us for expenditures at these locations.
We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of October 29, 2005.
On July 5, 2005, subsequent to the IPO, we paid in full the principal balance of both the $165 and $25 million dividend notes plus accrued interest of approximately $6.6 million to RVI, $20 million outstanding on the Company’s old secured revolving credit facility and a $10 million intercompany advance from RVI used to pay down on the outstanding old credit facility borrowing.
Off-Balance Sheet Arrangements
The Company does not intend to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. As of October 29, 2005, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
The Company is exposed to interest rate risk primarily through its borrowings under its new secured revolving credit facility. At October 29, 2005, no direct borrowings were outstanding under this facility. The new secured revolving credit facility permits debt commitments up to $150 million, includes a letter of credit facility, extends for a term of five years, and provides for borrowings at variable interest rates.
A hypothetical 100 basis point increase in the interest rate of the debt outstanding under the Value City revolving credit facility (prior to July 5, 2005) or the DSW new secured revolving credit facility (after July 5, 2005) for the thirty-nine week period ended October 29, 2005, net of income taxes, would have had an approximate $0.1 million impact on our results of operations for such period.
Item 4. Controls and Procedures.
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
No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company has contacted and is cooperating with law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on its business and financial performance, the Company is working with credit card companies and issuers and has contacted as many of its affected customers as possible. In addition, the Company worked with a leading computer security firm to minimize the risk of any further data theft. The Company is involved in several legal proceedings arising out of this incident that, after consultation with counsel, it believes will not exceed the reserves the Company has currently recorded.
In connection with this matter, the Company entered into a proposed consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the proposed order for public comment on December 1, 2005, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580. The public comment period expires on January 2, 2006.
The Company has not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order as proposed, DSW will pay no fine or damages. DSW has agreed, however, to maintain a comprehensive information security program, much of which was put in place shortly after DSW first learned of the theft, and to undergo a biannual assessment of such program by an independent third party.
There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future. We have contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.
As of October 29, 2005, the Company estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.
Although difficult to quantify, since the announcement of the theft, the Company has not discerned any material negative effect on sales trends it believes is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities. Not applicable.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers
The following table provides information with respect to purchases DSW made of its common shares during the third quarter of the 2005 fiscal year, if any:
Issuer Purchases of Equity Securities

Total
			number of	Maximum
			shares	number of
			purchased	shares that
			as part of	may yet be
	Total	Average	publicly	purchased
	number of	price	announced	under the
	shares	paid per	plans or	plans or
Period	purchased	share	programs	programs
July 31, 2005 – August 27, 2005	None	—	—	None
August 28, 2005 – October 1, 2005	None	—	—	None
October 2, 2005 – October 29, 2005	None	—	—	None
Total	None	—	—	None
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information. None.
Item 6. Exhibits. See Index to Exhibits on page 29.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC.
(Registrant)

Date: December 8, 2005	By:	/s/ Douglas J. Probst

Douglas J. Probst
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Term Loan Warrant for Millennium Partners, L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995