Form 10-K
period 2006-01-28
DSW Inc.
filed 2006-04-13
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended January 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-32545
DSW INC.

(Exact name of registrant as specified in its charter)

Ohio	31-0746639

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4150 East Fifth Avenue, Columbus, Ohio	43219

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 237-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Class A Common Shares, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes       ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes       ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer       ☐
Accelerated Filer       ☐
Non-accelerated Filer       ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of July 29, 2005, was $417,292,188.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,198,088 Class A Common Shares and 27,702,667 Class B Common Shares were outstanding at March 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 14, 2006 are incorporated by reference into Part III.

Item No.	Page
PART I	4

1. Business	4
1.A Risk Factors	13
1.B Unresolved Staff Comments	21
2. Properties	21
3. Legal Proceedings	21
4. Submission of Matters to a Vote of Security Holders	22

PART II	23

5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	23
6. Selected Financial Data	23
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
7A. Quantitative and Qualitative Disclosures about Market Risk	37
8. Financial Statements and Supplementary Data	37
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
9A. Controls and Procedures	37
9B. Other Information	37

PART III	38

10. Directors and Executive Officers of the Registrant	38
11. Executive Compensation	39
12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters	39
13. Certain Relationships and Related Transactions	39
14. Principal Accountant Fees and Services	39

PART IV	40

15. Exhibits, Financial Statement Schedules	40

Signatures	41
Exhibit 3.1
Exhibit 3.2
Exhibit 4.1
Exhibit 10.6
Exhibit 10.7
Exhibit 10.11
Exhibit 10.23
Exhibit 10.24
Exhibit 10.45
Exhibit 21.1
Exhibit 23.1
Exhibit 24.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
     All references to “we,” “us,” “our,” “DSW” or the “Company” in this Annual Report on Form 10-K mean DSW Inc. and and its wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), except where it is made clear that the term only means DSW Inc.
     All references to Retail Ventures, or RVI, in this Annual Report on Form 10-K means Retail Ventures, Inc. and its wholly-owned subsidiaries, except where it is made clear that the term only means the parent company, RVI. DSW is a controlled subsidiary of Retail Ventures, a publicly traded company on the New York Stock Exchange under the symbol “RVI.”
     We own many trademarks and service marks. This Annual Report on Form 10-K contains trade dress, trade names and trademarks of other companies. Use or display of other parties’ trademarks, trade dress or trade names is not intended to, and does not, imply a relationship with the trademark or trade dress owner.
Forward-Looking Information
     Some of the statements in this Annual Report on Form 10-K may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we may have projected. Any forward-looking statements you read in this Annual Report on Form 10-K reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.
ITEM 1. BUSINESS.
Company Overview
     DSW is a leading U.S. specialty branded footwear retailer operating 199 shoe stores in 32 states as of January 28, 2006. We offer a wide selection of brand name and designer dress, casual and athletic footwear for women and men. Our typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.
     Since its inception, DSW has evolved into a distinctive, consumer-friendly retail concept that allows customers to personalize their shopping experience by offering a “sea of shoes” that are accessible, easy-to-shop, and fulfill a broad range of style and fashion desires. We cater to customers who take pleasure in the hunt for the perfect shoe and value the shopping experience itself as an enjoyable pastime. Typical DSW stores are approximately 25,000 square feet, with over 85% of total square footage used as selling space. Over 30,000 pairs of shoes in more than 2,000 styles are displayed on the selling floor of most of our stores, compared to a significantly smaller product offering at typical department stores. Our stores feature self-service fixtures that allow customers to view, touch, and try on the product without relying on salespeople to check availability. Our locations have clear signage, and well-trained sales associates are available to assist customers as desired. New footwear merchandise is organized by style on the main floor, and clearance goods are organized by size in the rear of the store. Accessories and impulse items are featured at the front. The store layout allows customers who do not have time for relaxed browsing to swiftly identify the shoe styles they are seeking and shop in a targeted, time-efficient manner.

     Our goal is to further strengthen our position as a leading specialty branded retailer of adult footwear in the United States. Since 1998, we have accelerated our expansion by investing in new stores, merchandise development, technology and our people to support further growth and enhance our performance. In fiscal 2005, we generated $1.14 billion in net sales and $70.1 million in operating profit. During the same period, we sold over 27.3 million pairs of shoes. Over the five-fiscal-year period ended January 28, 2006, we have grown our DSW store base, net sales and operating profit at compound annual rates of approximately 21%, 22% and 48%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto.
     We also operate leased shoe departments for three non-affiliated retailers and one affiliated retailer. We entered into supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Inc., or Stein Mart, Gordman’s, Inc., or Gordmans, and Frugal Fannie’s Fashion Warehouse, or Frugal Fannie’s, stores as of July 2002, June 2004 and September 2003, respectively. We have operated leased shoe departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures, since its acquisition by Retail Ventures in March 2000. Effective as of January 30, 2005, we updated and reaffirmed our contractual arrangement with Filene’s Basement. We own the merchandise, record sales of merchandise net of returns and sales tax, own the fixtures (except for Filene’s Basement) and provide supervisory assistance in these covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. We pay a percentage of net sales as rent. As of January 28, 2006, we supplied merchandise to 157 Stein Mart stores, 55 Gordmans stores, one Frugal Fannie’s store and 25 Filene’s Basement stores.
     Please see our financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K for financial information about our two segments: DSW stores and leased departments.
Corporate History
     We were incorporated on January 20, 1969 and opened our first DSW store in Dublin, Ohio in July 1991. In 1998, Value City Department Stores, Inc., which subsequently became a wholly-owned subsidiary of Retail Ventures, Inc., purchased DSW and affiliated shoe businesses from Schottenstein Stores Corporation, or SSC, and Nacht Management, Inc. In December 2004, Retail Ventures carried out a corporate reorganization whereby Value City Department Stores, Inc., a wholly-owned subsidiary of Retail Ventures, merged with and into Value City Department Stores LLC, or Value City, another wholly-owned subsidiary of Retail Ventures. In turn, Value City transferred all the issued and outstanding shares of DSW to Retail Ventures in exchange for a promissory note. In February 2005, we changed our name from Shonac Corporation to DSW Inc. In July 2005, we completed an initial public offering of our Class A Common Shares, selling approximately 16.2 million shares at an offering price of $19.00 per share. As of January 28, 2006, Retail Ventures owned approximately 27.7 million of our Class B Common Shares, or in excess of 63.1% of our total outstanding shares and 93.2% of the combined voting power of our outstanding Common Shares.
Competitive Strengths
     We believe that our leading market position is driven by our competitive strengths — the breadth of our branded product offerings, our distinctive and convenient store layout, the value proposition offered to our customers and our demonstrated ability to deliver profitable growth on a consistent basis. Over the past few years, we have broadened our merchandise assortment, honed our retail operating model and continued our dedication to providing quality in season products at attractive prices. We believe we will continue to improve our ability to leverage these competitive strengths and we believe we will attract and retain talented managers and merchandisers.
     The Breadth of Our Product Offerings
     Our goal is to excite our customers with a “sea of shoes” that fulfill a broad range of style and fashion needs. We believe that our typical store offers the largest selection of brand name and designer merchandise of any footwear retailer or typical department store in the nation. We carry primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with selection at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 30,000 pairs of shoes in over 2,000 styles compared to a significantly smaller product offering at typical department stores. We also offer a complementary selection of handbags, hosiery and other accessories which appeal to our brand- and fashion-conscious customers.
     Our strategy is designed to ensure that a broad and consistent selection of merchandise is available. We keep merchandise fresh by receiving new shipments at least weekly and by trying to put new items are on the selling floor within 24 hours of delivery. Our goal is to provide our customers with a wide selection of in-season branded merchandise every day that increases our customers’ likelihood of finding the right shoe at the right price each time they visit our stores. The continual turnover of new merchandise encourages customers to visit often and see the new styles that arrive each week.

     We strive to improve the quality and breadth of our vendor relationships. We primarily purchase in-season merchandise directly from more than 300 domestic and foreign vendors. Our buyers have established strong, mutually beneficial relationships with vendors that view DSW as a significant distribution channel for their branded offerings. Our suppliers consider us to be an attractive retail channel due to both the scale and geographic reach of our store base and our willingness to buy merchandise across a broad selection of styles. The quality of our vendor relationships allows us to secure an extensive assortment of in-season merchandise and distinguishes us from other shoe retailers.
     Our Distinctive and Convenient Store Layout
     We provide our customers with the highest level of convenience based on our belief that customers should be empowered to control and personalize their shopping experiences. Our store layout and visual merchandising techniques provide a convenient shopping process, regardless of the type of shoe-buying experience our customers’ desire on a particular trip.
     Indulge in Your Passion For Shoes. We cater to the passionate shoe enthusiast and indulge customers who love to shop. Customers take pleasure in our wide product offering in search of the products that best suit their needs. Our merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. We believe this self-service aspect provides our customers with maximum convenience as they are able to browse and try on the merchandise without feeling rushed or pressured into making a decision too quickly. Therefore, customers are able to shop at their own pace as they savor the thrill and enjoyment of indulging their passion for shoes. Although all DSW stores are designed for self-service shopping, sales associates are available to help customers locate merchandise and to assist as needed.
     Easy Shopping Experience. DSW also caters to shoppers who are time-constrained and come to our stores knowing exactly what they want. Our wide selection ensures that they are more likely to find styles they are seeking at DSW than at other shoe retailers, thereby minimizing the risk of leaving empty-handed. The stores are also designed for an efficient shopping experience. Our self-service concept empowers our customers to shop quickly and easily because they do not have to rely on a salesperson to check for sizes and styles. Typical DSW stores are approximately 25,000 square feet, with over 85% of total square footage used as selling space. We organize most of our stores on a single level, which allows customers to view the entire store and product offering as they enter and move quickly to the area where their desired styles are located. Interiors are well-lit, with informative signage, and spacious aisles allow ease of movement throughout the store. We display shoes in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise. In our self-liquidating clearance racks, shoes are grouped by size and displayed in the rear of the store. Of the 199 DSW stores open as of January 28, 2006, 166 are either freestanding or located in shopping centers, which provide customers with direct access to parking, and the remainder are in shopping malls or downtown locations. For added convenience, we provide a centralized check-out, which aids customers in quickly locating the cashier for efficient processing.
     The Value Proposition Offered to Our Customers
     Through our buying organization, we are able to provide our customers with high-quality, in-season fashions at prices that we believe are competitive with the typical sale price found at specialty retailers and department stores. We employ a consistent pricing strategy that typically provides our customers with the same price on our merchandise from the day it is received until it goes into our planned clearance rotation. Our pricing strategy differentiates us from our competitors who usually price and promote merchandise at discounts available only for limited time periods. We find that customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a department store or specialty retailer to have a sale event. For easy comparison by our customers, we prominently display our price and the corresponding vendor’s suggested retail price for each pair of shoes.
     Our graduated, self-liquidating clearance process includes moving shoes to the large clearance racks located in the rear of the store when only a few pairs remain. Because this process also applies to our fastest-moving merchandise, some of our shoppers benefit from steep price reductions on our most popular items. This process provides more floor space for new merchandise at a faster rate.
     We believe that customers value our pricing strategy knowing that no matter when our customers shop with us, they are typically assured of receiving our best value price on whatever merchandise they purchase. We believe our everyday value prices are competitive with the typical sale price found at most of our competitors. During fiscal 2005, the average ticket price for a pair of shoes (including clearance stock) in a DSW store was approximately $41.
     In order to provide additional value to shoe enthusiasts and other regular customers, we developed a customer loyalty program called “Reward Your Style”. This program offers additional savings to frequent shoppers and encourages repeat sales. We target market to “Reward Your Style” members throughout the year. We classify these members by frequency and use direct mail and on-line communication to stimulate further sales and traffic. As of January 28, 2006, over 6.8 million members enrolled in the “Reward Your Style” loyalty program had purchased merchandise in the previous two fiscal years, up from approximately 5.5 million members as of January 29, 2005. In fiscal 2005, approximately 60% of DSW store net sales were generated by shoppers in the loyalty program, and these shoppers spent an average of 19% more per purchase than customers who were not enrolled.
     Demonstrated Ability to Consistently Deliver Profitable Growth
     Since 1998, we have focused our operating model on selection, convenience and value. We believe that the profitable growth we have achieved in the past is attributable to our operating model and management’s focus on store-level profitability and economic payback.
     Over the five fiscal years ended January 28, 2006, our net sales and operating profit have grown at compound annual growth rates of 22% and 48%, respectively. In addition, for all our annual new store classes since 1996, we have achieved positive operating cash flow within two years of opening. We intend to continue to focus on net sales, operating profit and cash flow per annual new store class as we pursue our growth strategy.
Growth Strategy
     We plan to continue to strengthen our position as a leading specialty branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability — expanding our store base, driving sales through enhanced merchandising and leveraging our operating model. For additional information regarding our growth strategy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expansion Strategy.”
     Expanding Our Store Base
     We believe our specialty retail concept has broad national appeal and provides substantial opportunity for new store expansion. Over the five-fiscal-year period ended January 28, 2006, we have rapidly expanded our store base by opening 124 DSW stores, including 29 new stores in fiscal 2005. As of March 31, 2006, we operated 201 shoe stores in 33 states and have signed leases for an additional 21 stores, 16 of which we expect to open in fiscal 2006. We plan to open approximately 30 stores in each fiscal year from fiscal 2006 through fiscal 2010 and believe that opening stores at this rate will not compromise our new store economics. We plan to open stores both in markets in which we currently operate and in new markets.
     Based on an internal planning model created in fiscal 2005, we believe that we have the long-term potential to operate over 400 stores in the United States, including the 199 stores existing as of January 28, 2006. Our long-range planning model is based on an examination of each metropolitan area we currently serve or desire to serve. The objective of the analysis is to understand the demand for our products in each market over time, and our ability to capture that demand. The analysis also looks at our current penetration levels in the markets we serve, and our expected deepening of those penetration levels as we continue to grow our brand and become the shoe retailer of choice in our markets.
     Site Selection. In general, our evaluation of potential new stores focuses on store size, configuration, location, and lease terms. Beginning in fiscal 2005, we also began to enhance our methodologies of selecting sites by incorporating additional statistical factors. This has allowed us to develop a deeper understanding of the center types and trade areas we wish to serve over time. It has also allowed us to better understand key leading indicators of our success in a market. We believe these enhancements will provide us with a deeper knowledge of the characteristics of a successful DSW location, and in turn, help us develop a quality real estate portfolio that meets our financial expectations.
     New Store Model. After we approve a site, we negotiate lease terms and begin planning the store layout and design. We typically devote approximately six weeks from the time we take possession to prepare a store for its opening. During fiscal 2005 the average investment required to open a new DSW store was approximately $1.4 million per store. Of this amount, in fiscal 2005, gross inventory typically accounted for approximately $680,000, fixtures and leasehold improvements typically accounted for approximately $460,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $280,000. All our stores are leased.
     Driving Sales Through Enhanced Merchandising
     We intend to increase the number of customer transactions and average transaction value by continually refining our merchandise mix. Our merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. We track store performance and sales trends on a weekly basis and have a flexible incremental buying process that enables us to order styles frequently throughout each season, in contrast to department stores, which typically make one large purchase at the beginning of the season.
     Expanding Vendor Relationships. We have established strong vendor relationships that allow us to gain favorable access to high quality, brand name merchandise at attractive prices. These favorable relationships also allow us to make opportunistic in-season merchandise purchases that may be offered to us from time to time. We intend to capitalize on the success of our existing vendor relationships as well as identify and develop new supply sources, in particular to enhance our offering of designer brands.
     Increasing Sales Within Existing Merchandise Categories. In order to further increase sales within our existing women’s, men’s and athletic shoe categories, we aim to increase the quality and breadth of existing vendor offerings and to keep our product mix fresh and on target by testing new fashions and actively monitoring sell-through rates in our stores. Additionally, we employ marketing initiatives, including broad advertising campaigns, the “Reward Your Style” loyalty program and sales of gift cards to encourage repeat visits and attract new customers.
     Extending Into New Product Categories. While shoes are the main focus of DSW, we believe offering a complementary assortment of handbags, hosiery and other accessories is an important driver of profitable sales. We will continue to explore new, related product categories that we believe could enhance sales.
     Leveraging Our Operating Model
     As we grow our business and fill in markets to their full potential, we believe we will continue to improve our profitability by leveraging our cost structure, particularly in the areas of advertising, regional management, distribution and overhead functions. Additionally, we intend to continue investing in our infrastructure to improve our operating and financial performance. Most significantly, we believe continued investment in information systems will enhance our efficiency in areas such as merchandise planning and allocation, inventory management, distribution and point of sale functions, among others.
DSW Store Locations
     As of January 28, 2006 we operated 199 DSW stores in 32 states in the United States. The table below shows the locations of our DSW stores by region as of January 28, 2006.

Northeast		West		Central		Southeast
Connecticut	3	Arizona	5	Illinois	10	Alabama	1
Delaware	1	California	14	Indiana	6	Florida	15
Maine	1	Colorado	6	Iowa	1	Georgia	7
Maryland	6	Nevada	3	Kansas	3	North Carolina	4
Massachusetts	8	Texas	19	Michigan	11	Tennessee	3
New Hampshire	1			Minnesota	5	Virginia	9
New Jersey	8			Missouri	4
New York	17			Nebraska	1
Pennsylvania	10			Ohio	11
Rhode Island	1			Oklahoma	1
				Wisconsin	4
Merchandising
     Strategy
     DSW stores offer a wide selection of high quality, in-season and fashion-oriented footwear, handbags and accessories with everyday prices that we believe are competitive with the typical sale price found at specialty retailers and department stores. Our merchandising group continually monitors current fashion trends, as well as historical sales trends, to identify popular styles and those that may become popular in the upcoming season. We believe that our stores offer the largest selection of brand name and designer merchandise of any footwear retailer or typical department store in the nation. We primarily carry in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with selection at each store geared towards the particular demographics of the location. A typical DSW store carries over 2,000 shoe styles, compared to a significantly smaller product offering at typical department stores. Our goal is to offer a wide selection of on-trend branded merchandise that greatly increases our customers’ likelihood of finding the right shoe at the right price in one trip.
     We believe our wide selection of merchandise from moderate-priced brands to higher-end designer goods contributes to a distinctive shopping experience for our customers. This breadth of brands differentiates us from price-oriented retailers and builds strong customer loyalty. We purchase in-season designer and branded merchandise both on a planned and opportunistic basis.
     In the main portion of each of our stores, the shoes are organized by style in order to highlight the breadth of our merchandise assortment. However, when only a few pairs of a style remain, we place those shoes on a clearance rack organized by size in the rear of the store and reduce their prices periodically. Our clearance approach has been successful in creating additional excitement and traffic in our stores and in moving the remaining merchandise quickly. It also creates available floor space for new styles and a wider selection of shoes.
     Merchandise Mix
     We separate our DSW merchandise into four total categories — women’s dress and casual footwear; men’s dress and casual footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, we also offer a complementary assortment of handbags, hosiery and other accessories. The following table sets forth the approximate percentage of our sales attributable to each DSW merchandise category in fiscal 2005:

Category	Percent of Net Sales
Women’s	64%
Men’s	17%
Athletic	13%
Accessories and Other	6%
     Buying, Planning and Allocation
     As of January 28, 2006, our merchandising group consists of a Vice Chairman and Chief Merchandising Officer, two Vice President General Merchandising Managers, a Vice President Planning and Allocation, a Corporate Merchandise Manager, two divisional merchandise managers, and three senior buyers. For each major product category, there is a buyer, an assistant buyer, a merchandise planner and a store planner whose responsibility is allocation. We begin the buying process for our DSW stores in January for the following fall merchandise and in June for the following spring merchandise. Once our buyers determine the styles and merchandise mix for an upcoming season, they focus on purchasing the required quantities at the lowest cost and the highest quality available, as well as within the most advantageous flow or timetable.
     Our planning and allocation group serves as strategic partner to, and exercises financial control over, the buying team. Each buyer’s purchasing plan is reviewed on a monthly basis by the Vice Chairman and Chief Merchandising Officer and the Vice President Planning and Allocation. Monthly updates based on seasonal trends are incorporated into the buying plan. We believe this organizational scheme helps maximize our buying opportunities while maintaining appropriate organizational and financial control. Since October 2003, all functional areas within planning and allocation have been supported by a software package that integrates financial analysis into the planning and allocation process. While this software is already yielding positive results, we believe that continued use of this software will yield additional improvements in our planning and allocation functions.
     Merchandise planning at the category level, for pre-season planning and in-season adjustments, is developed through strong relationships with our buying organization. Channel planning at the store level tailors the assortment of merchandise by store based on each store’s customer demographics and balances the merchandise mix by factoring in volume and space management objectives. Allocation management, which directs the flow of merchandise from our distribution center to the individual stores, allows us to quickly respond and adjust assortments based on trend, store and style specific sales patterns. Our allocation decisions are based not only on quantity and assortment, but also include consideration of price, vendor, color and other style characteristics. We believe that this approach to planning and allocation allows us to optimize our ability to deliver the right merchandise to the right store at the right time, thereby increasing sales and reducing the need for markdowns.

     Vendor Relationships
     We believe we have good relationships with our vendors. We purchase merchandise directly from more than 300 domestic and foreign vendors as of January 28, 2006. Our vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of DSW’s domestic vendors import a large portion of their merchandise from abroad. We have implemented quality control programs under which our DSW buyers and store managers inspect incoming merchandise for fit, color and material, as well as for overall quality of manufacturing. As the number of DSW locations increases and our sales volumes grow, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. After giving effect to consolidation among our vendors, during fiscal 2005, merchandise supplied by our three top vendors accounted for approximately 22% of our net sales.
     We believe that many vendors view us as a significant distribution channel for their branded offerings and appreciate our uncomplicated purchasing program. Our vendor relationships result in greater access to high quality, in-season merchandise at attractive prices.
Marketing and Advertising
     Strategy
     Our marketing strategy for DSW focuses on communicating the selection, convenience and value offered by DSW through the use of the slogan “Indulge in your passion for shoes.” We utilize television, radio and print media advertising as well as in-store promotions. In fiscal 2005, we spent $38.0 million, or 3.3% of our net sales, on advertising, excluding costs to promote each new store opening, which are included in pre-opening expenses. We also maintain a gift card program with the intent to generate additional sales by reaching new customers and increasing awareness of the DSW concept.
     “Reward Your Style”
     In early 1998, we introduced the “Reward Your Style” customer loyalty program at DSW. The “Reward Your Style” program seeks to motivate members to shop at DSW by offering them a $25 reward certificate for every $250 they spend. In addition to customer rewards, the program regularly communicates with customers through direct mail, e-mail and the DSW website. Messages include fashion updates, new arrivals and other shopping information. As of January 28, 2006, over 6.8 million members enrolled in the “Reward Your Style” program had purchased merchandise in the previous two fiscal years and, in fiscal 2005, approximately 60% of DSW store net sales were generated by shoppers in the loyalty program. We believe that this program has successfully increased the shopping frequency and average transaction size of our customers.
     While the program develops customer loyalty, it also provides us with valuable market intelligence and purchasing information regarding our most frequent customers. We carefully analyze the members’ transaction activity and use this information to directly advertise, to encourage repeat shopping and to communicate with our customers. By understanding the characteristics of our best DSW customers, we are able to identify other existing customers in lower spending groups with similar profiles and target communications and advertisements to increase the attractiveness of our offerings to them, which we believe results in increases in their spending level.
Staffing and Operations
     At DSW, store associates receive training to maximize the customer shopping experience in our self-service environment. Training components consist of customer service, maintaining neat, clean and orderly store conditions for ease of shopping, efficient checkout process and friendly service. We also maintain a store management training program to develop the skills of management personnel and to provide an ongoing talent pool for future store expansion. We prefer to fill store management and field supervisor positions through internal promotions.
     DSW stores are organized into the West, Central, Northeast and Southeast geographic regions. Each region is supported by a Regional Vice President or Director, who supervises senior district, district and area managers headquartered in the respective region, district or area. The Regional Vice Presidents and Directors spend the majority of their time in their stores to ensure adherence to merchandising, operational and personnel standards. The typical staff for a DSW store consists of a store manager and two assistant managers who supervise 15 to 25 full-and part-time hourly associates. Each store manager reports directly to a district or area manager, each of whom in turn reports to one of four Regional Vice Presidents or Regional Directors, who in turn report to the Chief Operating Officer. Our DSW store managers are responsible on a day-to-day basis for customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Our store managers are an important source of information concerning local market conditions, trends and customer preferences. We provide bonuses to our store managers which are largely based on store profitability and inventory control.

Distribution
     DSW’s distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear to stores so we can take full advantage of each selling season. This distribution center facility uses a warehouse management system, upgraded in 2003, and material handling equipment, including automated conveyor systems, to separate and collate shipments to our stores. We use a cross dock conveyor system which enhances the movement of merchandise through the distribution facility using vendor advance shipment notifications, or ASNs.
     We have invested in technology and have made process improvements in our distribution center. As a result,we believe that our current receiving and distribution process and infrastructure will support our anticipated growth for our expanding retail store base for the foreseeable future. We continue to examine how goods flow to stores and plan to continue to refine this process.
     Most of our inventory is shipped directly from suppliers to a single centralized distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of 11 pool locations located throughout the country and then on to our stores. Over time, we expect to increase the amount of merchandise that bypasses the distribution center on initial allocations.
Management Information and Control Systems
     We believe a high level of automation is essential to maintaining and improving our competitive position and executing our expansion strategy. We rely upon computer systems to provide information for all areas of our business, including merchandise planning and allocation, inventory control, distribution, warehouse operations, financial planning, store billing, point of sale and automated payroll and accounting. We focus on leveraging our technology infrastructure and systems whenever appropriate to simplify our processes and increase our efficiency. We continually update our technical infrastructure for our stores, corporate headquarters and distribution center.
     In order to promote our continued growth, we have undertaken several major initiatives to build upon the merchandise management system and warehouse management systems that support DSW. An electronic data interchange, or EDI, project is underway to utilize product UPC barcodes and electronic exchange of purchase orders, ASNs and invoices with our top vendors. As of January 28, 2006, approximately 80% of our footwear product is processed using UPC bar codes, which has reduced processing costs and improved flow of goods through the distribution center to the stores. EDI purchase orders and ASNs were piloted with key vendors in early 2004. They accounted for approximately 40% of the volume of our shipments as of the end of fiscal 2005, and we expect they will represent approximately 70% of volume by the end of fiscal 2006. This will speed the flow of goods from the vendor to DSW stores, as well as reduce the amount of inventory needed in our warehouse. Additionally, new merchandise planning and merchandise allocation systems were implemented in 2003 to improve inventory productivity and store assortments and reduce supply chain cycle time.
     We utilize point of sale, or POS, registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking. In October 2004, we launched an application that provides us with the ability to look up a customer’s “Reward Your Style” number at POS registers. In fiscal 2005, the POS system was further upgraded with debit card terminals and signature capture.
     We use enterprise data warehouse and customer relationship management software to manage the “Reward Your Style” program. We expect this will allow us to support, expand and integrate “Reward Your Style” with the POS system to improve the customer experience while reducing costs.
     Information technology support is provided to us as a shared service under the shared services agreement, described in Item 7 below, by Retail Ventures’ information technology department for a period that ends at the end of fiscal 2007 and will extend automatically unless terminated by one of the parties.
Industry Overview and Competition
     According to NPD Fashionworld®, a market research company, for the twelve months ended January 2006, DSW captured 2.3% of the $36.6 billion adult footwear market. Based on our unique retail format and the high quality, in-season selection of our shoe merchandise, we believe that DSW provides a distinct shoe-shopping destination for our customers. We view our primary competitors to be department stores. According to NPD Fashionworld®, for the twelve months ended January 2006, department stores represented 12.4% of the footwear market based on dollar volume, decreasing from 13.0% for the same period a year ago. DSW also competes with mall-based company stores, national chains, independent shoe retailers, single-brand specialty retailers and brand-oriented discounters.
     We believe shoppers prefer our wide selection of on-trend merchandise compared to product offerings of typical traditional department stores, mall-based company stores, national chains, single-brand specialty retailers and independent shoe retailers because those retailers generally offer a more limited selection at higher average prices and in a less convenient format than we do. In addition, we also believe that we successfully compete against retailers who have attempted to duplicate our format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons.
     Although our prices are value-oriented, our core customer is not the low-price shoe buyer. Therefore, we do not view non-brand-oriented discount retailers as our prime competitors. These non-brand-oriented discount retailers may offer footwear at lower price points; however, they generally offer lower quality, private label shoes. In contrast, we serve customers who are typically brand-, quality- and style-conscious shoppers. As such, we believe they prefer our value offerings to those of the non-brand oriented discount stores. In addition, we believe we will increase our market share as discount shoppers realize that they can buy higher quality brands and more fashionable shoes in our stores’ clearance sections for prices only slightly higher than what they are willing to spend at a discount store.
Leased Shoe Department Businesses
     We have operated leased shoe departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures, since its acquisition by Retail Ventures in March 2000. Effective as of January 30, 2005, we updated and reaffirmed our contractual arrangement with Filene’s Basement. Under the new agreement, we own the merchandise, record sales of merchandise net of returns and sales tax and provide supervisory assistance in all covered locations. We pay a percentage of net sales as rent. Filene’s Basement provides the fixtures and sales associates. As of January 28, 2006, we operated leased shoe departments in 25 Filene’s Basement locations. In three of these locations, Filene’s Basement licenses and uses the name DSW in connection with its leased shoe department.
     We also operate leased shoe departments for three non-affiliated retailers. We entered into supply agreements to merchandise the shoe departments in Stein Mart, Gordmans and Frugal Fannie’s stores as of July 2002, June 2004 and September 2003, respectively. We own the merchandise, record sales of merchandise net of returns and sales tax, provide fixtures and provide supervisory assistance in these covered locations. Stein Mart, Gordmans and Frugal Fannie’s provide the sales associates. We pay a percentage of net sales as rent. As of January 28, 2006, we supplied merchandise to 157 Stein Mart stores, 55 Gordmans stores and one Frugal Fannie’s store.
     As of January 28, 2006, our leased shoe department segment was supported by a store field operations group, a merchandising group and a planning and allocation group that are separate from the DSW stores segment.
     The leased business store field operations is supported by a Vice President of Leased Businesses, who supervises district and area managers headquartered in the specific district or area. The managers spend their time in the lessor’s stores assisting the lessor’s staff with merchandise and operational matters. Each district and area manager reports directly to the Vice President of Leased Businesses who reports to the Chief Operating Officer.
     The merchandise group consists of a Divisional Merchandise Manager of Leased Businesses, who supervises the buying staff. The Divisional Merchandise Manager reports directly to the Chief Merchandising Officer. The planning and allocation group consists of a Manager of Planning & Allocation Leased, who supervises merchandise and store planners.
Intellectual Property
     We have registered a number of trademarks and service marks in the United States and internationally, including DSW®, DSW Shoe Warehouse® and Reward Your Style®. The renewal dates for these U.S. trademarks are April 25, 2015, May 23, 2015, and June 22, 2009, respectively.
     We believe that our trademarks and service marks, especially those related to the DSW concept, have significant value and are important to building our name recognition. We aggressively protect our patented fixture designs, as well as our packaging, store design elements, marketing slogans and graphics. To protect our brand identity, we have also protected the DSW trademark in several foreign countries.

Associates
     As of January 28, 2006, we employed approximately 4,950 associates. None of our associates is covered by any collective bargaining agreement.
     We offer competitive wages, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term and short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates.
     We have not experienced any work stoppages, and we consider our relations with our associates to be good.
ITEM 1A. RISK FACTORS.
Safe Harbor Under the Private Securities Litigation Reform Act of 1995
     Certain information in this Annual Report on Form 10-K, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking. The following factors, in addition to other possible factors not listed, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements:
Risks Relating to Our Business
We intend to continue to open approximately 30 new DSW stores per year from fiscal 2006 to fiscal 2010, which could strain our resources and have a material adverse effect on our business and financial performance.
     Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2005, fiscal 2004 and fiscal 2003, we opened 29, 30 (net of one store closing during that period) and 16 new DSW stores, respectively. We intend to open approximately 30 stores per year in each fiscal year from fiscal 2006 through fiscal 2010. As of March 31, 2006, we have signed leases for an additional 21 stores. During fiscal 2005, the average investment required to open a typical new DSW store was approximately $1.4 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution facilities. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse affect on our operations and financial performance and slow our growth.
We may be unable to open all the stores contemplated by our growth strategy on a timely basis, and new stores we open may not be profitable or may have an adverse impact on the profitability of existing stores, either of which could have a material adverse effect on our business, financial condition and results of operations.
     We intend to open approximately 30 stores per year in each fiscal year from fiscal 2006 through fiscal 2010. However, we may not achieve our planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. Our ability to open and operate new DSW stores successfully on a timely and profitable basis depends on many factors, including, among others, our ability to:
•	identify suitable markets and sites for new store locations;

•	negotiate favorable lease terms;

•	build-out or refurbish sites on a timely and effective basis;

•	obtain sufficient levels of inventory to meet the needs of new stores;

•	obtain sufficient financing and capital resources or generate sufficient cash flows from operations to fund growth;

•	open new stores at costs not significantly greater than those anticipated;

•	successfully open new DSW stores in regions of the United States in which we currently have few or no stores;

•	control the costs of other capital investments associated with store openings;

•	hire, train and retain qualified managers and store personnel; and

•	successfully integrate new stores into our existing infrastructure, operations, management and distribution systems or adapt such infrastructure, operations and systems to accommodate our growth.
     As a result, we may be unable to open new stores at the rates expected or at all. If we fail to successfully implement our growth strategy, the opening of new DSW stores could be delayed or prevented, could cost more than anticipated and could divert resources from other areas of our business, any of which could have a material adverse effect on our business, financial condition and results of operations.

     To the extent that we open new DSW stores in our existing markets, we may experience reduced net sales in existing stores in those markets. As the number of our stores increases, our stores will become more concentrated in the markets we serve. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced. This could have a material adverse effect on our business, financial condition and results of operations.
We rely on our good relationships with vendors to purchase brand name and designer merchandise at favorable prices. If these relationships were to be impaired, we may not be able to obtain a sufficient selection of merchandise at attractive prices, and we may not be able to respond promptly to changing fashion trends, either of which could have a material adverse affect on our competitive position, our business and financial performance.
     We do not have long-term supply agreements or exclusive arrangements with any vendors and, therefore, our success depends on maintaining good relations with our vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores. If we fail to strengthen our relations with our existing vendors or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our competitive position. In addition, our inability to stock our DSW stores with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our stores, which, in turn, would adversely affect our financial performance.
     During fiscal 2005, taking into account industry consolidation, merchandise supplied to DSW by three key vendors accounted for approximately 22% of our net sales. The loss of or a reduction in the amount of merchandise made available to us by any one of these key vendors could have an adverse effect on our business.
We may be unable to anticipate and respond to fashion trends and consumer preferences in the markets in which we operate, which could have a material adverse affect on our business, financial condition and results of operations.
     Our merchandising strategy is based on identifying each region’s customer base and having the proper mix of products in each store to attract our target customers in that region. This requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our stores are situated. A variety of factors will affect our ability to maintain the proper mix of products in each store, including:
•	variations in local economic conditions, which could affect our customers’ discretionary spending;

•	unanticipated fashion trends;

•	our success in developing and maintaining vendor relationships that provide us access to in-season merchandise at attractive prices;

•	our success in distributing merchandise to our stores in an efficient manner; and

•	changes in weather patterns, which in turn affect consumer preferences.
     If we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition and results of operations.
Our comparable store sales and quarterly financial performance may fluctuate for a variety of reasons, which could result in a decline in the price of our Class A Common Shares.
     Our business is sensitive to customers’ spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our comparable store sales and quarterly financial performance, including:
•	changes in our merchandising strategy;

•	timing and concentration of new DSW store openings and related pre-opening and other start-up costs;

•	levels of pre-opening expenses associated with new DSW stores;

•	changes in our merchandise mix;

•	changes in and regional variations in demographic and population characteristics;

•	timing of promotional events;

•	seasonal fluctuations due to weather conditions;

•	actions by our competitors; and

•	general U.S. economic conditions and, in particular, the retail sales environment.
Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may decrease. Our future financial performance may fall below the expectations of securities analysts and investors. In that event, the price of our Class A Common Shares would likely decline. For more information on our quarterly results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We rely on a single distribution center. The loss or disruption of our centralized distribution center could have a material adverse effect on our business and operations.
     Most of our inventory is shipped directly from suppliers to a single centralized distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of 11 pool locations located throughout the country and then on to our stores. Our operating results depend on the orderly operation of our receiving and distribution process, which in turn depends on third-party vendors’ adherence to shipping schedules and our effective management of our distribution facilities. We may not anticipate all the changing demands that our expanding operations will impose on our receiving and distribution system, and events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores.
     While we believe that our distribution center is adequate to meet our foreseeable needs, we may need to increase our distribution capacity in the future to accommodate our expanding retail business. Because our ability to expand our distribution facilities at our current site is limited, we may need to acquire, construct or lease additional distribution facilities in other geographic locations to accommodate our planned expansion. We may also need to invest in additional information technology to achieve a unified receiving and distribution system.
     While we maintain business interruption and property insurance, in the event our distribution center were to be shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at our distribution center, our insurance may not be sufficient, and insurance proceeds may not be timely paid to us.
We are dependent on Retail Ventures to provide us with many key services for our business.
     From 1998 until our initial public offering in July 2005, we were operated as a wholly-owned subsidiary of Value City Department Stores, Inc. or Retail Ventures, and many key services required by DSW for the operation of our business are currently provided by Retail Ventures and its subsidiaries. We have entered into agreements with Retail Ventures related to the separation of our business operations from Retail Ventures including, among others, a master separation agreement and a shared services agreement. Under the terms of the shared services agreement, which was effective as of January 30, 2005, Retail Ventures provides us with key services relating to import administration, risk management, information technology, tax, logistics, legal services, financial services, shared benefits administration and payroll. Additionally, Retail Ventures maintains insurance for us and for our directors, officers, and employees. In turn, we provide several subsidiaries of Retail Ventures with services relating to planning and allocation support, distribution services and transportation management, site research, lease negotiation, store design and construction management. The initial term of the shared services agreement will expire at the end of fiscal 2007 and will be extended automatically for additional one-year terms unless terminated by one of the parties. We expect some of these services to be provided for longer or shorter periods than the initial term. We believe it is necessary for Retail Ventures to provide these services for us under the shared services agreement to facilitate the efficient operation of our business as we transition to becoming an independent public company. We, as a result, are dependent on our relationship with Retail Ventures for shared services.
     Once the transition periods specified in the shared services agreement have expired and are not renewed, or if Retail Ventures does not or is unable to perform its obligations under the shared services agreement, we will be required to provide these services ourselves or to obtain substitute arrangements with third parties. We may be unable to provide these services because of financial or other constraints or be unable to timely implement substitute arrangements on terms that are favorable to us, or at all, which could have an adverse effect on our business, financial condition and results of operations.
Our failure to retain our existing senior management team and to continue to attract qualified new personnel could adversely affect our business.
     Our business requires disciplined execution at all levels of our organization to ensure that we continually have sufficient inventories of assorted brand name merchandise at below traditional retail prices. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of any of our key executive and buying personnel, our business could be materially adversely affected. We have entered into employment agreements with several of these officers. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.
We may be unable to compete favorably in our highly competitive market.
     The retail footwear market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including locally owned shoe stores, regional and national department stores, specialty retailers and discount chains. Some of our competitors are larger and have substantially greater resources than we do. Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service. The performance of our competitors, as well as a change in their pricing policies, marketing activities and other business strategies, could have a material adverse effect on our business, financial condition, results of operations and our market share.
A decline in general economic conditions, or the outbreak or escalation of war or terrorist acts, could lead to reduced consumer demand for our footwear and accessories.
     Consumer spending habits, including spending for the footwear and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. A general slowdown in the U.S. economy or an uncertain economic outlook could adversely affect consumer spending habits.
     Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers. In the event of an economic slowdown, we could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow our retail expansion plans.
We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.
     We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2005 was manufactured outside the United States. For this reason, we face risks inherent in purchasing from foreign suppliers, such as:
•	economic and political instability in countries where these suppliers are located;

•	international hostilities or acts of war or terrorism affecting the United States or foreign countries from which our merchandise is sourced;

•	increases in shipping costs;

•	transportation delays and interruptions, including increased inspections of import shipments by domestic authorities;

•	work stoppages;

•	adverse fluctuations in currency exchange rates;

•	U.S. laws affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers;

•	expropriation or nationalization;

•	changes in local government administration and governmental policies;

•	changes in import duties or quotas;

•	compliance with trade and foreign tax laws; and

•	local business practices, including compliance with local laws and with domestic and international labor standards.
     We require our vendors to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors could have an adverse effect on our business.
Our secured revolving credit facility could limit our operational flexibility.
     We have entered into a $150 million secured revolving credit facility with a term expiring July 2010. Under this facility, we and our subsidiary, DSW Shoe Warehouse, Inc., or DSWSW, are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under our secured revolving credit facility are secured by a lien on substantially all our personal property and a pledge of our shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.
From the time of our acquisition by Value City in 1998 until the completion of our initial public offering in July 2005, DSW was not operated as an entity separate from Value City and Retail Ventures, and, as a result, our historical and pro forma financial information may not be indicative of DSW’s historical financial results or future financial performance.
     Our consolidated financial information included in this Annual Report on Form 10-K may not be indicative of our future financial performance. This is because these statements do not necessarily reflect the historical financial condition, results of operations and cash flows of DSW as they would have been had we been operated during the periods presented as a separate, stand-alone entity.
     Our consolidated financial information assumes that DSW, for the periods presented, had existed as a separate legal entity, and has been derived from the consolidated financial statements of Retail Ventures. Some costs have been reflected in the consolidated financial statements that are not necessarily indicative of the costs that we would have incurred had we operated as an independent, stand-alone entity for all periods presented. These costs include allocated portions of Retail Ventures’ corporate overhead, interest expense and income taxes.
We face security risks related to our electronic processing and transmission of confidential customer information. On March 8, 2005, Retail Ventures announced the theft of credit card and other purchase information relating to DSW customers. This security breach could materially adversely affect our reputation and business and subject us to liability.
     We rely on commercially available encryption software and other technologies to provide security for processing and transmission of confidential customer information, such as credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect customer transaction data. Compromises of these security systems could have a material adverse effect on our reputation and business, and may subject us to significant liabilities and reporting obligations. A party who is able to circumvent our security measures could misappropriate our information, cause interruptions in our operations, damage our reputation and customers’ willingness to shop in our stores and subject us to possible liability. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches.
     As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of our customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
     DSW and RVI contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. DSW is involved in several legal proceedings arising out of this incident which seek unspecified monetary damages, credit monitoring and other relief. After consultation with counsel, we believe that the damages arising out of these legal proceedings will not exceed the reserves we have currently recorded.
     In connection with this matter, we entered into a consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the final order on March 14, 2006, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580.
     We have not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order, DSW will pay no fine or damages. DSW has agreed, however, to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.

     There can be no assurance that there will not be additional proceedings or claims brought against us in the future. We have contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.
     We estimate that the potential exposures for losses related to this theft, including exposure under currently pending proceedings, range from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, “Accounting for Contingencies,” we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available to us, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of January 28, 2006, the balance of the associated accrual for potential exposure was $4.8 million.
We are controlled directly by Retail Ventures and indirectly by SSC, whose interests may differ from other shareholders.
     As of January 28, 2006, Retail Ventures, a public corporation, owns 100% of our Class B Common Shares, which represents approximately 63.1% of our outstanding Common Shares. These shares collectively represent approximately 93.2% of the combined voting power of our outstanding Common Shares. As of January 28, 2006, SSC owns approximately 48.2% of the outstanding common shares of Retail Ventures and beneficially owns 59.0% of the outstanding common shares of Retail Ventures (assumes issuance of (i) 8,333,333 shares of Retail Ventures common stock issuable upon the exercise of convertible warrants, (ii) 1,388,752 shares of Retail Ventures common stock issuable upon the exercise of term loan warrants, and (iii) 685,417 shares of Retail Ventures common stock issuable pursuant to the term loan warrants). SSC, a privately held corporation, is controlled by Jay L. Schottenstein, the Chairman of the Board of Directors of DSW and Retail Ventures and the Chief Executive Officer of DSW, and members of his immediate family. Given their respective ownership interests, Retail Ventures and, indirectly, SSC, control or substantially influence the outcome of all matters submitted to our shareholders for approval, including:
•	the election of directors;

•	mergers or other business combinations; and

•	acquisitions or dispositions of assets.
     The interests of Retail Ventures or SSC may differ from or be opposed to the interests of our other shareholders, and their control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.
SSC and Retail Ventures or its affiliates may compete directly against us.
     Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to Retail Ventures, SSC and us in the area of employee recruiting and retention. Any competition could intensify if Value City begins to carry an assortment of shoes in its stores similar to those found in our stores, target customers similar to ours or adopt a similar business model or strategy for its shoe businesses. Given that Value City is a wholly-owned subsidiary of Retail Ventures and DSW is not wholly-owned, Retail Ventures and SSC may be inclined to direct relevant corporate opportunities to them rather than us.
     Our amended and restated articles of incorporation provide that Retail Ventures and SSC are under no obligation to communicate or offer any corporate opportunity to us. In addition, Retail Ventures and SSC have the right to engage in similar activities as us, do business with our suppliers and customers and, except as limited by the master separation agreement, employ or otherwise engage any of our officers or employees. SSC and its affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations and real estate acquisitions. The provisions also outline how corporate opportunities are to be assigned in the event that our, Retail Ventures’ or SSC’s directors and officers learn of corporate opportunities.
Some of our directors and officers also serve as directors and officers of Retail Ventures, and may have conflicts of interest because they may own Retail Ventures stock or options to purchase Retail Ventures stock, or they may receive cash- or equity-based awards based on the performance of Retail Ventures.
     Some of our directors and officers also serve as directors or officers of Retail Ventures and may own Retail Ventures stock or options to purchase Retail Ventures stock, or they may be entitled to participate in the Retail Ventures incentive plans. Jay L. Schottenstein is our Chief Executive Officer and Chairman of the Board of Directors and Chairman of the Board of Directors of Retail Ventures; Heywood Wilansky is a director of DSW and Chief Executive Officer of Retail Ventures; Harvey L. Sonnenberg is a director of DSW and of Retail Ventures; James A. McGrady is a Vice President of DSW and the Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Retail Ventures; and Steven E. Miller is Senior Vice President and Controller of both DSW and Retail Ventures. The Retail Ventures Plans provide cash- and equity-based compensation to employees based on Retail Ventures’ performance. These employment arrangements and ownership interests or cash- or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own Retail Ventures stock or stock options or who participate in the Retail Ventures Plans are faced with decisions that could have different implications for Retail Ventures than they do for us. These potential conflicts of interest may not be resolved in our favor.
We do not expect to pay dividends in the foreseeable future.
     We anticipate that future earnings will be used principally to finance our retail expansion. Thus, we do not intend to pay cash dividends on our Common Shares in the foreseeable future. Provisions in our secured revolving credit facility may also restrict us from declaring dividends. Our board of directors will have sole discretion to determine the dividend amount, if any, to be paid. Our board of directors will consider a number of factors, including applicable provisions of Ohio corporate law, our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our board may deem relevant.
If our existing shareholders or holders of rights to purchase our Common Shares sell the shares they own, or if Retail Ventures distributes its Common Shares to its shareholders, it could adversely affect the price of our Class A Common Shares.
     The market price of our Class A Common Shares could decline as a result of market sales by our existing shareholders, including Retail Ventures, or a distribution of our Common Shares to Retail Ventures’ shareholders or the perception that such sales or distributions will occur. These sales or distributions also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the size of future sales of our Common Shares.
     As of January 28, 2006, there were 16,173,075 Class A Common Shares of DSW outstanding. Additionally, we have issued 148,313 restricted Class A Common Shares and stock units pursuant to the terms of DSW’s equity incentive plan. The remaining 27,702,667 Class B Common Shares outstanding are restricted securities within the meaning of Rule 144 under the Securities Act but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144.
     SSC, Cerberus Partners L.P., or Cerberus, and Millennium Partners, L.P., or Millennium, have the right to acquire Class A Common Shares of DSW from Retail Ventures pursuant to warrant agreements they have with Retail Ventures. All these Common Shares are eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. Retail Ventures has registration rights with respect to its DSW Common Shares in specified circumstances pursuant to the master separation agreement. In addition, SSC and Cerberus (and any party to whom either of them transfers at least 15% of their interest in registrable DSW Common Shares) have the right to require that we register for resale in specified circumstances the Class A Common Shares issued to them upon exercise of their warrants, and each of these entities and Millennium will be entitled to participate in registrations initiated by the other entities.
Our amended articles of incorporation, amended and restated code of regulations and Ohio state law contain provisions that may have the effect of delaying or preventing a change in control of DSW. This could adversely affect the value of your shares.
     Our amended articles of incorporation authorizes our board of directors to issue up to 100,000,000 preferred shares and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions on those shares, without any further vote or action by the shareholders. The rights of the holders of our Class A Common Shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power of the Class A Common Shares.
     In addition, provisions of our amended articles of incorporation, amended and restated code of regulations and Ohio law, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for our Common Shares. Among other things, these provisions establish a staggered board, require a supermajority vote to remove directors, and establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings.

Risks Relating to our Relationship with and Separation from Retail Ventures
The agreements we entered into with Retail Ventures in connection with our initial public offering could restrict our operations and adversely affect our financial condition.
     We and Retail Ventures have entered into a number of agreements governing our separation from and our future relationship with Retail Ventures, including a master separation agreement and a shared services agreement, in the context of our relationship to Retail Ventures as a wholly-owned subsidiary. Accordingly, the terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s length negotiations with unaffiliated third parties.
     We and Retail Ventures have entered into a tax separation agreement. The tax separation agreement governs the respective rights, responsibilities, and obligations of Retail Ventures and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of our stock to Retail Ventures’ shareholders (it continues to evaluate financing options in light of market conditions and other factors), we and Retail Ventures’ have agreed to set forth our respective rights, responsibilities and obligations with respect to any possible spin-off in the tax separation agreement. If Retail Ventures were to decide to pursue a possible spin-off, we have agreed to cooperate with Retail Ventures and to take any and all actions reasonably requested by Retail Ventures in connection with such a transaction. We have also agreed not to knowingly take or fail to take any actions that could reasonably be expected to preclude Retail Ventures’ ability to undertake a tax-free spin-off. In addition, we generally would be responsible for any taxes resulting from the failure of a spin-off to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any action or failure to act by us or certain transactions in our stock (including transactions over which we would have no control, such as acquisitions of our stock and the exercise of warrants, options, exchange rights, conversion rights or similar arrangements with respect to our stock) following or preceding a spin-off. We would also be responsible for a percentage (based on the relative market capitalizations of DSW and Retail Ventures at the time of such spin-off) of such taxes to the extent such taxes are not otherwise attributable to DSW or Retail Ventures. Our agreements in connection with such tax matters last indefinitely.
We may be prevented from issuing stock to raise capital, to effectuate acquisitions or to provide equity incentives to members of our management and board of directors.
     Beneficial ownership of at least 80% of the total voting power and 80% of each class of nonvoting capital stock is required in order for Retail Ventures to effect a tax-free spin-off of DSW or certain other tax-free transactions. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of our stock to Retail Ventures’ shareholders (it continues to evaluate financing options in light of market conditions and other factors), under the terms of our tax separation agreement, we have agreed that for so long as Retail Ventures continues to own greater than 50% of the voting control of our outstanding stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude Retail Ventures’ ability to undertake a tax-free spin-off. In addition, Retail Ventures is subject to (a) contractual obligations with its lenders to retain ownership of at least 55% by value of the Common Shares of DSW for so long as the Value City non-convertible loan facility remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. For purposes of determining Retail Ventures’ ownership interest in DSW, DSW Common Shares transferred by Retail Ventures to the warrantholders upon exercise of their warrants will not be subtracted from Retail Ventures’ ownership. These restrictions may prevent us from issuing additional equity securities to raise capital, to effectuate acquisitions or to provide management or director equity incentives.
Our prior and continuing relationship with Retail Ventures exposes us to risks attributable to Retail Ventures’ businesses.
     Retail Ventures is obligated to indemnify us for losses that a party may seek to impose upon us or our affiliates for liabilities relating to the Retail Ventures business that are incurred through a breach of the master separation agreement or any ancillary agreement by Retail Ventures or its non-DSW affiliates, if such losses are attributable to Retail Ventures in connection with our initial public offering or are not expressly assumed by us under the master separation agreement. Any claims made against us that are properly attributable to Retail Ventures or Value City in accordance with these arrangements requires us to exercise our rights under the master separation agreement to obtain payment from Retail Ventures. We are exposed to the risk that, in these circumstances, Retail Ventures cannot, or will not, make the required payment. If this were to occur, our business and financial performance could be adversely affected.
Possible future sales of Class A Common Shares by Retail Ventures, SSC, Cerberus and Millennium could adversely affect prevailing market prices for the Class A Common Shares.
     The Class B Common Shares held by Retail Ventures are subject to liens in favor of SSC and Cerberus. However, Retail Ventures may sell any and all of the Common Shares held by it upon the consent of these lenders, subject to applicable securities laws and the restrictions set forth below. In addition, SSC, Cerberus and Millennium have the right to acquire from

Retail Ventures Class A Common Shares of DSW. Sales or distribution by Retail Ventures, SSC, Cerberus and Millennium of a substantial number of Class A Common Shares in the public market or to their respective shareholders, or the perception that such SSC, Cerberus and Millennium sales or distributions could occur, could adversely affect prevailing market prices for the Class A Common Shares.
     Retail Ventures has advised us that its current intent is to continue to hold all the Common Shares owned by it, except to the extent necessary to satisfy obligations under warrants it has granted to SSC, Cerberus, and Millennium, although it continues to evaluate financing options in light of market conditions and other factors. In addition, Retail Ventures is subject to (a) contractual obligations with its lenders to retain ownership of at least 55% by value of the Common Shares of DSW for so long as the Value City non-convertible loan facility remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. For purposes of determining Retail Ventures’ ownership interest in DSW, DSW Common Shares transferred by Retail Ventures to the warrantholders upon exercise of their warrants will not be subtracted from Retail Ventures’ ownership.
     If Retail Ventures were to require funds to service or refinance its indebtedness or to fund its operations in the future and could not obtain capital from alternative sources, it could seek to sell some or all of the Common Shares of DSW that it holds in order to obtain such funds.
     Similarly, SSC, Cerberus and Millennium are not subject to any contractual obligation to retain Class A Common Shares they may acquire from Retail Ventures. As a result, there can be no assurance concerning the period of time during which Retail Ventures, SSC, Cerberus and Millennium will maintain their respective beneficial ownership of Common Shares in the future. Retail Ventures, SSC and Cerberus (and any party to whom either of them transfers at least 15% of their interest in registrable DSW Common Shares) will have registration rights with respect to their respective Common Shares, which would facilitate any future distribution, and SSC, Cerberus and Millennium will be entitled to participate in the registrations initiated by the other entities.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     All DSW stores, our principal executive office and all our distribution, warehouse and office facilities are leased or subleased. As of January 28, 2006, we leased or subleased 15 DSW stores and our main warehouse facility from entities affiliated with SSC. The remaining DSW stores are leased from unrelated entities. Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints. Most of our leases are for a fixed term with options for three to five extension periods, each of which is for a period of four or five years, exercisable at our option.
     As of January 28, 2006, we operated 199 DSW stores. See the table on page 8 for a listing of the states where our DSW stores are located.
     Our warehouse and distribution facility is located in an approximately 700,000 square foot facility in Columbus, Ohio. The lease expires in December 2016 and has three renewal options with terms of five years each. While we believe that this facility is adequate to meet our foreseeable needs, we may need to increase our distribution capacity in the future to accommodate our expanding retail business. Our principal executive office is also located on the site of our main warehouse and distribution facility in Columbus, Ohio.
ITEM 3. LEGAL PROCEEDINGS.
     As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
     DSW and RVI contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on our business and financial performance, RVI and DSW are working with credit card companies and their acquiring bank and contacted as many affected customers as possible. In addition, DSW and RVI worked with a leading computer security firm to minimize the risk of any future data theft. DSW is involved in several legal proceedings arising out of this incident which seek unspecified monetary damages, credit monitoring and other relief. After consultation with counsel, we believe the damages arising out of these legal proceedings will not exceed the reserves we have currently recorded.

     In connection with this matter, we entered into a consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the final order on March 14, 2006, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580.
     We have not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order, DSW will pay no fine or damages. DSW has agreed, however, to maintain a comprehensive information security program, and to undergo a biannual assessment of such program by an independent third party.
     There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. We have contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.
     We estimate that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.
     Although difficult to quantify, since the announcement of the theft, we have not discerned any material negative effect on sales trends we believe is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.
      We are involved in various other legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We recorded our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, we recorded the most likely estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these proceedings will not be material. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise the estimates. Revisions in our estimates and potential liability could materially impact our results of operations and financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     We completed our initial public offering on July 5, 2005. Our Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange. The following table sets forth the high and low sales prices of our Class A Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of March 31, 2006, there were 5 holders of record of our Class A Common Shares and one holder of record of our Class B Common Shares.

	High	Low
Fiscal 2005:

Second Quarter	$27.50	$23.11
Third Quarter	27.32	17.50
Fourth Quarter	28.10	20.00

Fiscal 2006:

First Quarter	$31.77	$26.32
(through March 31, 2006)
     We do not anticipate paying cash dividends on our Common Shares during fiscal 2006. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by us up to the aggregate amount of $5.0 million less the amount of any borrower advances made to Retail Ventures by us or our subsidiaries.
     In March 2005, we incurred intercompany indebtedness to fund a $165.0 million dividend to Retail Ventures. Additionally, in May 2005, we incurred intercompany indebtedness to fund a $25 million dividend to Retail Ventures. In July 2005, we repaid both of these notes in full from the net proceeds of our initial public offering.
     DSW made no purchases of its Common Shares during the fourth quarter of fiscal 2005.
ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth, for the periods indicated, various selected financial information. Such selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, set forth in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	For the Fiscal Year Ended
	2/2/02	2/1/03	1/31/04	1/29/05	1/28/06
	(Dollars in thousands except net sales per average gross square foot)
Statement of Income Data:
Net sales(1)	$523,509	$644,345	$791,348	$961,089	$1,144,061
Gross profit	$123,396	$158,756	$202,927	$270,211	$315,719
Operating profit(2)	$4,668	$17,781	$28,053	$56,109	$70,112
Net income(2)	$239	$8,060	$14,807	$34,955	$37,181
Balance Sheet Data:
Total assets	$232,821	$295,703	$291,184	$395,437	$507,715
Working capital(3)	$60,121	$87,141	$103,244	$138,919	$238,528
Current ratio(4)	1.77	2.07	2.39	2.28	2.71
Long term obligations(5)	$325	$54,116	$35,000	$55,000	$—
Other Data:
Number of DSW stores:(6)
Beginning of period	78	104	126	142	172
New stores	26	22	16	31	29
Closed/re-categorized stores(6)	0	0	0	1	2

End of period	104	126	142	172	199
Comparable DSW stores (units)(7)	54	74	102	124	139
DSW Total square footage (8)	2,583,295	3,180,006	3,571,498	4,372,671	5,061,642
Average gross square footage(9)	2,217,108	2,912,545	3,364,094	4,010,245	4,721,129
Net sales per average gross sq. ft.(10)	$230	$214	$214	$217	$217
Number of leased shoe departments at end of period	16	113	168	224	238
Total comparable store sales change(7)	0.0%	0.1%	5.9%	5.0%	5.4%

(1)	Includes net sales of leased shoe departments.

(2)	Results for the fiscal year ended January 28, 2006 include a $6.5 million pre-tax charge, and a $3.9 million after-tax charge in operating profit and net income, respectively, related to the reserve for estimated losses associated with the theft of credit card and other purchase information.

(3)	Working capital represents current assets less current liabilities.

(4)	Current ratio represents current assets divided by current liabilities.

(5)	Comprised of borrowings under the Value City revolving credit facility.

(6)	Number of DSW stores for each fiscal period presented prior to fiscal 2005 includes two combination DSW/Filene’s Basement stores which were re-categorized as leased shoe departments at the beginning of fiscal 2005.

(7)	Comparable DSW stores and comparable leased shoe departments are those units that have been in operation for at least 14 months at the beginning of the fiscal year. Stores or leased shoe departments, as the case may be, are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the month that they are closed.

(8)	DSW total square footage represents the total amount of square footage for DSW stores only; it does not reflect square footage of leased shoe departments.

(9)	Average gross square footage represents the monthly average of square feet for DSW stores only for each period presented and consequently reflects the effect of opening stores in different months throughout the period.

(10)	Net sales per average gross square foot is the result of dividing net sales for DSW stores only for the period presented by average gross square foot calculated as described in footnote 9 above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Information” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report on Form 10-K.
Overview
     DSW is a leading U.S. specialty branded footwear retailer operating 199 DSW stores in 32 states as of January 28, 2006, with net sales of approximately $1.14 billion in fiscal 2005. We offer in our DSW stores a combination of selection, convenience and value that we believe differentiates us from our competitors such as mall-based department stores, national chains and independent shoe retailers and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition to operating DSW stores, as of January 28, 2006, we operated a total of 213 leased shoe departments for three non-affiliated retailers, including 157 leased shoe departments for Stein Mart, Inc., or Stein Mart; 55 for Gordman’s, Inc., or Gordmans; and one for Frugal Fannie’s Fashion Warehouse, or Frugal Fannie’s. As of January 28, 2006, we also operated 25 leased shoe departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures. We plan to further strengthen our position as a leading specialty branded footwear retailer by pursuing three primary strategies for growth — expanding our store base, driving sales through enhanced merchandising and continuing to improve profitability.
     The first DSW store was opened in July 1991. From 1998 until the completion of our initial public offering in July 2005, we operated as a subsidiary of Retail Ventures and its predecessors, and our assets, liabilities and operating results were included in the financial statements of Value City Department Stores, Inc. or Retail Ventures since the time of our acquisition by Value City and the formation of Retail Ventures, respectively. Upon completion of our initial public offering, DSW became a publicly-traded company and operates its business as a stand-alone entity. As of January 28, 2006, Retail Ventures owned approximately 27.7 million of our Common Shares, or in excess of 63.1% of our outstanding shares, representing approximately 93.2% of the aggregate voting power of our outstanding Common Shares.
     We also operate leased shoe departments for three non-affiliated retailers and one affiliated retailer in our leased department segment. We entered into supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Gordmans and Frugal Fannie’s stores as of July 2002, June 2004 and September 2003, respectively. We have operated leased shoe departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures, since its acquisition by Retail Ventures in March 2000. Effective as of January 30, 2005, we updated and reaffirmed our contractual arrangement with Filene’s Basement. We own the merchandise, record sales of merchandise net of returns and sales tax, own the fixtures (except for Filene’s Basement) and provide supervisory assistance in these covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. We pay a percentage of net sales as rent.
     Our consolidated financial statements, which are discussed below, reflect the historical position, results of operations and cash flows of the DSW business, which has been transferred to us from Retail Ventures or other affiliates pursuant to the reorganization. They assume that DSW, for the periods presented, had existed as a separate legal entity. Our consolidated financial statements reflect the accounting policies adopted by Retail Ventures in the preparation of its financial statements. Some costs have been reflected in the consolidated financial statements that are not necessarily indicative of the costs that DSW would have incurred had it operated as an independent, stand-alone entity for all periods presented. These costs include allocated portions of Retail Ventures’ corporate overhead, interest expense and income taxes.

     Sources of Revenue
     DSW generates revenues by purchasing primarily in-season shoes and accessories directly from vendors for sale to customers in DSW stores and leased shoe departments. We have operated leased shoe departments in Filene’s Basement stores since April 2000, in Stein Mart stores since July 2002 and in Gordmans stores since June 2004.
     Expansion Strategy
     The main growth strategy for our business is to increase total net sales through DSW store expansion while maintaining positive comparable store sales growth for DSW stores. We intend to open approximately 30 stores per year in each fiscal year from fiscal 2006 through fiscal 2010. As of January 28, 2006, we have signed leases for an additional 16 stores. For fiscal 2006, we expect to spend $13.4 million and $20.0 million, respectively, for capital expenditures and inventory in connection with new DSW store openings. We expect to receive approximately $7.5 million in tenant allowances in connection with these store openings. We plan to finance investment in new DSW stores with cash flows from operating activities and may draw from our $150 million secured revolving credit facility if necessary. However, we may be unable to open new stores contemplated by our growth plan on a timely basis. For a further discussion of the risks associated with our growth strategy, see “Risk Factors — Risks Relating to Our Business.”
     We expect our expenses to increase as we operate the additional stores and support the increasing size of the business. However, we will strive to limit the growth rate of our expenses to a rate that is less than the growth rate of net sales. We expect the increase in net sales to come primarily from an increase in our market share, as we do not expect a significant increase in the total footwear market.
     We utilize economic and demographic information to select new DSW store locations that we believe will generate additional incremental sales with minimal negative effects on existing stores. The selection of stores is based on evaluating total sales expectations for the location, as well as the appropriateness of the size and rent. In the past, we have closed stores which have not been profitable, and we may do so again in the future. In addition, we have also moved stores to other locations in the same market. In fiscal years 2002, 2003, and 2004, we opened DSW stores that were approximately 6% larger than the average store size of a typical DSW store in prior fiscal years. In fiscal 2005, the average size of our new stores equaled the average size of our stores existing at the beginning of the year. However, to date, the sales volumes of these newer stores have been less than our average store sales, and, as a result, we have experienced a decrease in net sales per average gross square foot. As the newer stores increase their net sales and we open new stores sized to fit market potential, we expect to improve our net sales per gross square foot performance in the future. Beginning is fiscal 2006, we believe the average square footage of our new stores will be less than the current chain average.
     We anticipate that cash from operations, together with our existing cash, will be adequate to fund operating expenses, working capital, capital expenditures and our planned retail expansion. We may also draw from our $150 million secured revolving credit facility, if necessary. However, there can be no assurance as to the future availability of external financing or internally generated funds required to execute our DSW store expansion strategy as planned. For more information regarding our plans for funding our operations and expansion, see “— Liquidity and Capital Resources” below.
     Key Financial Measures
     In evaluating DSW’s results of operations, our management refers to a number of key financial and non-financial measures relating to the performance of our business. Among our key financial results are net sales, operating profit and net income. Non-financial measures that we use in evaluating our performance include number of DSW stores and leased shoe departments, net sales per average gross square foot for DSW stores, and change in comparable stores sales.
     The following describes certain line items set forth in our consolidated statement of income:
     Net Sales. We record net sales exclusive of sales tax and net of returns. For comparison purposes, we define stores or leased shoe departments as comparable or non-comparable. A store’s or leased shoe department’s sales are included in comparable sales if the store or leased shoe department has been in operation at least 14 months at the beginning of the fiscal year. Stores and leased shoe departments are excluded from the comparison in the month that they close. Stores that are remodeled or relocated are excluded from the comparison if there is a material change in the size of the store or are relocated out of their area.

     Cost of Sales. Our cost of sales includes the cost of merchandise, distribution and warehousing (including depreciation), store occupancy (excluding depreciation), permanent and point of sale reductions, markdowns and shrinkage. Our fiscal 2005 cost of sales also reflects the impact of shared services.
     Operating Expenses. Operating expenses include expenses related to store selling, store management and store payroll costs, advertising, leased shoe department operations, store depreciation and amortization, pre-opening advertising and other pre-opening costs (which are expensed as incurred), corporate expenses for buying services, information services, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, allocable costs from Retail Ventures and other corporate related departments and benefits for associates and related payroll taxes. Our fiscal 2005 operating expenses also reflect the cost of shared services and the cost of operating as a public company. Corporate level expenses are primarily attributable to operations at our corporate offices in Columbus, Ohio.
     Fiscal Year; Seasonality
     We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. Fiscal 2005, 2004 and 2003 each consisted of 52 weeks. Our next fiscal year will consist of 53 weeks.
     Our business is subject to seasonal trends. Our net sales, measured on a comparable stores basis, have typically been higher in spring and early fall, when our customers’ interest in new seasonal styles increases. Unlike many other retailers, we have not historically experienced a large increase in net sales during our fourth quarter associated with the winter holiday season.
     Separation Agreements
     In connection with the completion of our initial public offering in July 2005, we entered into several agreements with Retail Ventures in connection with the separation of the DSW business from the Retail Ventures group.
     Master Separation Agreement. The master separation agreement contains key provisions relating to the separation of our business from Retail Ventures. The master separation agreement requires us to exchange information with Retail Ventures, follow certain accounting practices and resolve disputes with Retail Ventures in a particular manner. We also have agreed to maintain the confidentiality of certain information and preserve available legal privileges. The separation agreement also contains provisions relating to the allocation of the costs of our initial public offering, indemnification, non-solicitation of employees and employee benefit matters.
     Under the master separation agreement, we agreed to effect up to one demand registration per calendar year of our Common Shares, whether Class A or Class B, held by Retail Ventures, if requested by Retail Ventures. We have also granted Retail Ventures the right to include its Common Shares of DSW in an unlimited number of other registrations of such shares initiated by us or on behalf of our other shareholders.
     Shared Services Agreement. Many aspects of our business, which were fully managed and controlled by us without Retail Ventures’ involvement, continue to operate as they did prior to our initial public offering. We continue to manage operations for critical functions such as merchandise buying, planning and allocation, distribution and store operations. Under the shared services agreement, which became effective as of January 30, 2005, we provide services to several subsidiaries of Retail Ventures relating to planning and allocation support, distribution services and transportation management, site research, lease negotiation, store design and construction management. Retail Ventures provides us with services relating to import administration, risk management, information technology, tax, logistics, legal services, financial services, shared benefits administration and payroll and maintain insurance for us and for our directors, officers, and employees.
     The initial term of the shared services agreement expires at the end of fiscal 2007 and will be extended automatically for additional one-year terms unless terminated by one of the parties. With respect to each shared service, we cannot reasonably anticipate whether the services will be shared for a period shorter or longer than the initial term.
     Tax Separation Agreement. Until the completion of our initial public offering in July 2005, we were historically included in Retail Ventures’ consolidated group, or the Consolidated Group, for U.S. federal income tax purposes as well as in certain consolidated, combined or unitary groups which include Retail Ventures and/or certain of its subsidiaries, or a Combined Group, for state and local income tax purposes. We entered into a tax separation agreement with Retail Ventures that became effective upon consummation of our initial public offering. Pursuant to the tax separation agreement, we and Retail Ventures generally make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in the Consolidated Group or any Combined Group, the amount of taxes to be paid by us will be determined, subject to certain adjustments, as if we and each of our subsidiaries included in the Consolidated Group or Combined Group filed our own consolidated, combined or unitary tax return. Retail Ventures will prepare pro forma tax returns for us with respect to any tax return filed with respect to the Consolidated Group or any Combined Group in order to determine the amount of tax separation payments under the tax separation agreement. We have the right to review and comment on such pro forma tax returns. We are responsible for any taxes with respect to tax returns that include only us and our subsidiaries.
     Retail Ventures is exclusively responsible for preparing and filing any tax return with respect to the Consolidated Group or any Combined Group. We generally are responsible for preparing and filing any tax returns that include only us and our subsidiaries. Retail Ventures has agreed to undertake to provide these services with respect to our separate tax returns. For the tax services provided to us by Retail Ventures, we pay Retail Ventures a monthly fee equal to 50% of all costs associated with the maintenance and operation of Retail Ventures’ tax department (including all overhead expenses). In addition, we reimburse Retail Ventures for 50% of any third party fees and expenses generally incurred by Retail Ventures’ tax department and 100% of any third party fees and expenses incurred by Retail Ventures’ tax department solely in connection with the performance of the tax services provided to us.
     Retail Ventures is primarily responsible for controlling and contesting any audit or other tax proceeding with respect to the Consolidated Group or any Combined Group; provided, however, that, except in cases involving taxes relating to a spin-off, we have the right to control decisions to resolve, settle or otherwise agree to any deficiency, claim or adjustment with respect to any item for which we are solely liable under the tax separation agreement. Pursuant to the tax separation agreement, we have the right to control and contest any audit or tax proceeding that relates to any tax returns that include only us and our subsidiaries. We and Retail Ventures have joint control over decisions to resolve, settle or otherwise agree to any deficiency, claim or adjustment for which we and Retail Ventures could be jointly liable, except in cases involving taxes relating to a spin-off. Disputes arising between the parties relating to matters covered by the tax separation agreement are subject to resolution through specific dispute resolution provisions.
     We have been included in the Consolidated Group for periods in which Retail Ventures owned at least 80% of the total voting power and value of the our outstanding stock. Following completion of our initial public offering in July 2005, we are no longer included in the Consolidated Group. Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, although the tax separation agreement allocates tax liabilities between us and Retail Ventures, for any period in which we were included in the Consolidated Group or a Combined Group, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of the Consolidated Group or a Combined Group.
     Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of our stock to Retail Ventures shareholders, it continues to evaluate financing options in light of market conditions and other factors. Nevertheless, we and Retail Ventures agreed to set forth our respective rights, responsibilities and obligations with respect to any possible spin-off in the tax separation agreement. If Retail Ventures were to decide to pursue a possible spin-off, we have agreed to cooperate with Retail Ventures and to take any and all actions reasonably requested by Retail Ventures in connection with such a transaction. We have also agreed not to knowingly take or fail to take any actions that could reasonably be expected to preclude Retail Ventures’ ability to undertake a tax-free spin-off. In addition, we generally would be responsible for any taxes resulting from the failure of a spin-off to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any action or failure to act by us or certain transactions in our stock (including transactions over which we would have no control, such as acquisitions of our stock and the exercise of warrants, options, exchange rights, conversion rights or similar arrangements with respect to our stock) following or preceding a spin-off. We would also be responsible for a percentage (based on the relative market capitalizations of us and Retail Ventures at the time of such spin-off) of such taxes to the extent such taxes are not otherwise attributable to us or Retail Ventures. Our agreements in connection with such spin-off matters last indefinitely. In addition, present and future majority-owned affiliates of DSW or Retail Ventures will be bound by our agreements, unless Retail Ventures or we, as applicable, consent to grant a release of an affiliate (such consent cannot be unreasonably withheld, conditioned or delayed), which may limit our ability to sell or otherwise dispose of such affiliates. Additionally, a minority interest participant(s) in a future joint venture, if any, would need to evaluate the effect of the tax separation agreement on such joint venture, and such evaluation may negatively affect their decision whether to participate in such a joint venture. Furthermore, the tax separation agreement may negatively affect our ability to acquire a majority interest in a joint venture.

     Critical Accounting Policies and Estimates
     As discussed in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets (including intangible assets), estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, customer loyalty program, income taxes, contingencies, litigation and revenue recognition. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
     While we believe that our historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results inevitably will differ from those estimates, and such differences may be material to our financial statements.
     We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $19.2 million and $14.2 million at the end of fiscal 2005 and 2004, respectively.

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

We include in the cost of sales expenses associated with warehousing, distribution and store occupancy. Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the warehouse, which are primarily payroll-related taxes and benefits. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities and maintenance and other operating costs that are passed to us from the landlord. Distribution costs include the transportation of merchandise to the warehouse and from the warehouse to our stores. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, and janitorial costs and other costs associated with licenses and occupancy-related taxes, which are primarily real estate taxes passed to us by our landlords.

•	Asset Impairment and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, estimated on discounted cash flow. Should an impairment loss be realized, it will be included in cost of sales. The amount of impairment losses recorded during fiscal 2005 and fiscal 2004 were $0.2 and $0.8 million, respectively, while in fiscal 2003 the amount of the impairment loss was immaterial to the financial statements. We believe at this time that the long-lived assets’ carrying amounts and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers compensation and casualty insurance exceed those anticipated, reserves recorded may not be sufficient, and, to the extent actual results vary from assumptions, earnings would be impacted.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty and provide us with the ability to communicate with our customers and enhance our understanding of their spending trends. Upon reaching the target spending level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to operating expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of January 28, 2006 and January 29, 2005 was $8.3 million and $4.5 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different.
Results of Operations
     As of January 28, 2006, we operated 199 DSW stores and leased shoe departments in 157 Stein Mart stores, 55 Gordmans stores, 25 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in two segments, defined as DSW stores and leased departments. The leased departments are comprised of leased shoe departments in Stein Mart, Gordmans, Frugal Fannie and Filene’s Basement. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	For the Fiscal Year Ended
	January 31,	January 29,	January 28,
	2004	2005	2006
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Net sales, including sales from leased departments	100.0%	100.0%	100.0%
Cost of sales	(74.4)	(71.9)	(72.4)

Gross profit	25.6	28.1	27.6
Operating expenses	(22.1)	(22.3)	(21.5)

Operating profit	3.5	5.8	6.1
Interest expense, net	(0.3)	(0.3)	(0.6)

Income before income taxes	3.2	5.5	5.5
Provision for income taxes	(1.3)	(1.9)	(2.3)

Net income	1.9%	3.6%	3.2%

Fiscal Year Ended January 28, 2006 (Fiscal 2005) Compared to Fiscal Year Ended January 29, 2005 (Fiscal 2004)
     Net Sales. Net sales for the fifty-two weeks ended January 28, 2006 increased by 19.0%, or $183.0 million, to $1.14 billion from $961.1 million in the fifty-two week period ended January 29, 2005. Our comparable store sales in fiscal 2005 improved 5.4% compared to the previous fiscal year. The increase includes an increase of 29 new DSW stores, 11 non-affiliated leased shoe departments and one Filene’s Basement leased shoe department, during fiscal 2005. The new DSW locations added $59.8 million in sales compared to fiscal 2004, while the new leased shoe departments added $3.7 million. Leased shoe department sales comprised 10.5% of total net sales in fiscal 2005, compared to 9.4% in fiscal 2004.
     Compared with fiscal 2004, DSW comparable store sales for fiscal 2005 increased in women’s 6.8%, athletic 6.4%, men’s 3.8% and decreased in accessories 6.4%. Sales increases in women’s were across all categories; dress, casual and seasonal. The seasonal performance of boots drove the women’s increase with a 19.7% increase for the year. The increase in athletic was driven by women’s, and specifically women’s fashion athletic. The increase in men’s was driven by an expanded assortment offering in casual and fashion. The decrease in accessories was due to a narrowing of the offering in gift products.
     Gross Profit. Gross profit increased $45.5 million to $315.7 million in fiscal 2005 from $270.2 million in fiscal 2004, and decreased as a percentage of net sales from 28.1% in fiscal 2004 to 27.6% in fiscal 2005. The decrease is primarily attributable to increased markdowns in all categories as we executed all of our planned clearance rotations. In fiscal 2004, we did not undertake one of our planned clearance rotations in the third quarter. The decrease was partially offset by an increase in initial markup. The increase in initial markups is the result of increased average unit retail prices and the ability to buy at lower costs, which is due to the fact that we placed larger orders. We are not expecting to continue increasing our initial mark up at the same pace as prior years. Warehouse expense as a percentage of net sales decreased from 2.2% in fiscal 2004 to 1.4% in fiscal 2005. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information, increased unit volumes and the application of the shared service agreement for the full year. This decrease in warehouse expense was partially offset by increases in store occupancy, from 12.9% of net sales in fiscal 2004 to 13.4% of net sales in fiscal 2005. The increase in the store occupancy was the result of an increase in the penetration of the leased business compared to the total.
     Operating Expenses. For fiscal 2005, operating expenses increased $31.5 million from $214.1 million in fiscal 2004 to $245.6 million in fiscal 2005. Operating expenses represented 22.3% of net sales in fiscal 2004 and 21.5% of net sales in fiscal 2005. Operating expenses for fiscal 2005 include $7.7 million in pre-opening costs compared to $10.8 million in the prior fiscal year. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal year. Included in operating expenses is the related operating cost associated with operating the leased shoe departments, excluding occupancy. The new DSW stores and leased shoe departments added $9.9 million in expenses compared to fiscal 2004, excluding pre-opening expenses. Fiscal 2005 operating expenses also included a $6.5 million charge related to the theft of credit card and other purchase information discussed below.
     During the first quarter of fiscal 2005, we accrued an estimated liability related to the theft of credit card and other purchase information. Potential exposures for losses related to stolen information were estimated to fall within a range of approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we have accrued a charge to operations equal to the low end of the range set forth above, or $6.5 million. At January 28, 2006 the balance of the reserve was approximately $4.8 million.
     Operating Profit. Operating profit was $70.1 million in fiscal 2005 compared to $56.1 million in fiscal 2004, and increased as a percentage of net sales from 5.8% in fiscal 2004 to 6.1% in fiscal 2005. Operating profit was positively affected by the full year of operations for our DSW stores and leased shoe departments opened in fiscal 2004.
     Interest Expenses. Interest expense, net of interest income, was $7.5 million in fiscal 2005 compared to $2.7 million in fiscal 2004. Interest expense increased in fiscal 2005 as a result of interest paid to Retail Ventures related to dividends paid via a note prior to our initial public offering. Interest expense includes the amortization of debt issuance costs of $0.6 million and $0.5 million in fiscal 2005 and fiscal 2004, respectively. As of January 28, 2006, we had no debt.
     Income Taxes. Our effective tax rate for fiscal 2005 was 40.6%, compared to 34.5% for fiscal 2004. The favorable rate experienced in fiscal 2004, primarily in the fourth quarter, was driven by several factors which included the deductibility of certain expenses associated with the termination benefits of the former Chief Executive Officer of Retail Ventures, among others.

Fiscal Year Ended January 29, 2005 (Fiscal 2004) Compared to Fiscal Year Ended January 31, 2004 (Fiscal 2003)
     Net Sales. Net sales for the fifty-two weeks ended January 29, 2005 increased by 21.4%, or $169.8 million, to $961.1 million from $791.3 million in the fifty-two week period ended January 31, 2004. Our comparable store sales in fiscal 2004 improved 5.0% compared to the previous fiscal year. The increase includes a net increase of 30 new DSW stores, 51 non-affiliated leased shoe departments and five Filene’s Basement leased shoe departments in fiscal 2004. The new DSW locations added $82.0 million in sales compared to fiscal 2003, while the new leased shoe departments added $12.7 million. Leased shoe department sales comprised 9.4% of total net sales in fiscal 2004, compared to 8.9% in fiscal 2003.
     Compared with fiscal 2003, DSW comparable store sales increased in women’s 4.3%, athletic 11.6% and accessories 9.6%, and decreased in the men’s category by 0.3%. Sales increases in women’s were driven by increases in dress, better and sandals in the spring and women’s casual in the fall. The increase in athletic was the result of sales increases in fashion athletic in both the men’s and women’s categories. The increase in accessories was the result of additional new merchandise being offered.
     Gross Profit. Gross profit increased $67.3 million to $270.2 million in fiscal 2004 from $202.9 million in fiscal 2003, and increased as a percentage of net sales from 25.6% in fiscal 2003 to 28.1% in fiscal 2004. This increase is primarily attributable to increased initial markups and a decrease in markdowns when compared to the prior fiscal year. The initial markup increase is the result of increased average unit retail prices and the ability to buy at lower costs, which is due to the fact that we placed larger orders. The decreased markdowns relate to the fact that we did not execute a planned rotation of clearance due to our favorable clearance position in September. Warehouse expense as a percentage of net sales decreased from 2.5% in fiscal 2003 to 2.2% in fiscal 2004. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information and increased unit volumes. This decrease in warehouse expense was partially offset by increases in store occupancy, from 12.8% of net sales in fiscal 2003 to 12.9% of net sales in fiscal 2004.
     Operating Expenses. For fiscal 2004, operating expenses increased $39.2 million from $174.9 million in fiscal 2003 to $214.1 million in fiscal 2004. Operating expenses represented 22.1% of net sales in fiscal 2003 and 22.3% of net sales in fiscal 2004. Operating expenses for fiscal 2004 include $10.8 million in pre-opening costs compared to $5.1 million in the prior fiscal year. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal year. Included in operating expenses is the related operating cost associated with operating the leased shoe departments, excluding occupancy. The new DSW stores and leased shoe departments added $14.8 million in expenses compared to fiscal 2003, excluding pre-opening expenses.
     Operating Profit. Operating profit was $56.1 million in fiscal 2004 compared to $28.1 million in fiscal 2003, and increased as a percentage of net sales from 3.5% in fiscal 2003 to 5.8% in fiscal 2004. Operating profit was positively affected by the full year of operations for our DSW stores and leased shoe departments opened in fiscal 2003.
     Interest Expense. Interest expense, net of interest income, was $2.7 million in each of fiscal 2004 and fiscal 2003. Interest expense in fiscal 2004 was the result of an increase in the average weighted borrowing rate, offset in part by a decrease in average weighted borrowings. Interest expense includes the amortization of debt issuance costs of $0.5 million in each of fiscal 2004 and fiscal 2003.
     Income Taxes. Our effective tax rate for fiscal 2004 was 34.5%, compared to 41.5% for fiscal 2003. The favorable rate experienced in fiscal 2004, primarily in the fourth quarter, was driven by several factors which included the deductibility of certain expenses associated with the termination benefits of the former Chief Executive Officer of Retail Ventures, among others. The favorable effective tax rate is not expected to continue into the future as DSW anticipates its effective tax rate will approximate its statutory rate.
Liquidity and Capital Resources
     Overview
     Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our expansion, the remodeling of existing stores and infrastructure growth. We have historically funded our expenditures with cash flows from operations and borrowings under the credit facilities to which we have been a party. Our working capital and inventory levels typically build seasonally. We believe that we will be able to continue to fund our operating requirements and the expansion of our business pursuant to our growth strategy in the future with existing cash, cash flows from operations and borrowings under the DSW secured revolving credit facility, if necessary.

     $150 Million Secured Revolving Credit Facility. Simultaneously with the amendment and restatement of the Value City revolving credit facility described below, DSW entered into a new $150 million secured revolving credit facility with a term of five years. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under the secured revolving credit facility are secured by a lien on substantially all of our and our subsidiary’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At January 28, 2006, $136.4 million was available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. At January 28, 2006, $13.6 million in letters of credit were issued and outstanding.
     Transactions with Retail Ventures
     Union Square Store Guaranty by Retail Ventures. In January 2004, we entered into a lease agreement with 40 East 14 Realty Associates, L.L.C., an unrelated third party, for our Union Square store in Manhattan, New York. In connection with the lease, Retail Ventures has agreed to guarantee payment of our rent and other expenses and charges and the performance of our other obligations.
     Intercompany Accounts. Prior to the completion of our initial public offering in July 2005, DSW and Retail Ventures used intercompany transactions in the conduct of their operations. Under this arrangement, Retail Ventures acted as a central processing location for payments for the acquisition of merchandise, payroll, outside services, capital additions and expenses by controlling the payroll and accounts payable activities for all Retail Ventures’ subsidiaries, including DSW. DSW transferred cash received from sales of merchandise to cash accounts controlled by Retail Ventures. The concentration of cash and the offsetting payments for merchandise, expenses, capital assets and accruals for future payments were accumulated on our balance sheet in advances to affiliates. The balance of advances to affiliates fluctuated based on DSW’s activities with Retail Ventures.
     Following completion of our initial public offering, DSW’s intercompany activities are limited to those arrangements set forth in the shared services agreement and the other agreements between DSW and Retail Ventures. DSW no longer concentrates its cash from the sale of merchandise into Retail Ventures’ accounts but into its own DSW accounts. DSW pays for its own merchandise, expenses and capital additions from newly established disbursement accounts. Any intercompany payments are made pursuant to the terms of the shared services agreement and other agreements between DSW and Retail Ventures.
     The DSW Separation from Retail Ventures
     Upon completion of our initial public offering in July 2005, Retail Ventures amended or terminated the existing credit facilities and other debt obligations of Value City and its other affiliates, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor. DSW is no longer a party to any of these agreements.
     The Value City Revolving Credit Facility. Prior to completion of our initial public offering in July 2005, we were party to a Loan and Security Agreement, as amended, entered into with National City, as administrative agent, and the other parties named therein, originally entered into in June 2002. Upon the completion of our initial public offering, this revolving credit agreement was amended and restated and we were released from our obligations as a party thereto.
     The Value City Term Loan Facility. Prior to completion of our initial public offering in July 2005, we were party to a Financing Agreement, as amended, among Cerberus, as agent and lender, and SSC as lender, and the other parties named as co-borrowers therein, originally entered into in June 2002. Upon the completion of our initial public offering, this term loan agreement was amended and restated and we were released from our obligations as a party thereto.
     Under the terms of this term loan agreement, SSC and Cerberus each provided us, Value City and the other Retail Ventures affiliates named as co-borrowers with a separate $50 million term loan comprised of two tranches with initial three-year terms. In July 2004, the maturity dates of these loans were extended until June 11, 2006. In connection with the second tranche of these term loans, Retail Ventures issued to each of Cerberus and SSC warrants to purchase 1,477,396 common shares of Retail Ventures at a purchase price of $4.50 per share, subject to adjustment. In September 2002, Back Bay bought from each of Cerberus and SSC a $1.5 million interest in each of the tranches of their term loans for an aggregate $6.0 million interest, and Back Bay received from each of Cerberus and SSC a corresponding portion of the warrants to purchase Retail

Ventures common shares originally issued in connection with the second tranche of their term loans. Effective November 23, 2005, Millennium Partners, L.P. purchased from Back Bay Capital Funding LLC term loan warrants to purchase an aggregate of 177,288 of Retail Ventures common shares, subject to adjustment. The term loans’ stated rate of interest per annum through June 11, 2004 was 14% if paid in cash and 15% if the co-borrowers elected a paid-in-kind, or PIK, option. During the first two years of the term loans, the co-borrowers could elect to pay all interest in PIK. During the final two years of the term loans, the stated rate of interest is 15.0% if paid in cash or 15.5% if by PIK, and the PIK option is limited to 50% of the interest due. For fiscal 2002 and fiscal 2003, the co-borrowers elected to pay interest in cash.
     In connection with the amendment of this term loan agreement, Retail Ventures amended the outstanding warrants to provide SSC, Cerberus and Millennium the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the then current conversion price (subject to the existing anti-dilution) provisions, (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price of $19.00 per share (subject to anti-dilution provisions similar to those in the existing warrants) or (iii) acquire a combination thereof.
     Assuming an exercise price per share of $19.00, SSC and Cerberus would each receive 328,915 Class A Common Shares, and Millennium would receive 41,989 Class A Common Shares, if they exercised these warrants in full exclusively for DSW Common Shares. The warrants expire in June 2012. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of Common Shares to Retail Ventures’ shareholders (it continues to evaluate financing options in light of market conditions and other factors), in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitations on exercise in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for Retail Ventures common shares.
     We have entered into an exchange agreement with Retail Ventures whereby, upon the request of Retail Ventures, we will be required to exchange some or all of the Class B Common Shares of DSW held by Retail Ventures for Class A Common Shares.
     The Value City Senior Subordinated Convertible Loan Facility. Prior to completion of our initial public offering in July 2005, we were a co-guarantor under the Amended and Restated Senior Subordinated Convertible Loan Agreement, entered into by Value City, as borrower, Cerberus, as agent and lender, SSC, as lender, and DSW and the other parties named as guarantors, originally entered into in June 2002. Upon the completion of our initial public offering, this convertible loan agreement was amended and restated and we are no longer a party thereto.
     In connection with the amendment and restatement of this convertible loan agreement, the $75 million convertible loan was converted into a $50 million non-convertible loan. In addition, Retail Ventures agreed to issue to SSC and Cerberus convertible warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the amended and restated loan agreement. Under the convertible warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the convertible loan (subject to existing antidilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price of $19.00 per share (subject to antidilution provisions similar to those in the existing warrants) or (iii) acquire a combination thereof. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of Common Shares to Retail Ventures’ shareholders (it continues to evaluate financing options in light of market conditions and other factors), in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitation on exercise contained in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for Retail Ventures common shares.
     SSC and Cerberus may acquire upon exercise of the warrants in full an aggregate number of Class A Common Shares of DSW from Retail Ventures which have a value equal to $75 million. Assuming an exercise price per share of $19.00, SSC and Cerberus would each receive 1,973,684 Class A Common Shares without giving effect to anti-dilution adjustments, if any, if they exercised these warrants exclusively for DSW Common Shares.
     Value City Intercompany Note. The capital stock of DSW held by Retail Ventures secures a $240 million Value City intercompany note made payable by Retail Ventures to Value City, which was executed and delivered on January 1, 2005 in connection with the transfer of all the capital stock of DSW and Filene’s Basement by Value City to Retail Ventures on that date. The lien granted to Value City on the DSW capital stock held by Retail Ventures will be released upon written notice that warrants held by Cerberus, SSC and Millennium are to be exercised in exchange for DSW capital stock held by Retail Ventures and to be delivered by Retail Ventures upon the exercise of such warrants. The lien will also be released upon repayment of the note in full.

     The $165.0 Million Intercompany Note. In March 2005, we incurred intercompany indebtedness to fund a $165.0 million dividend to Retail Ventures. We repaid this note in full in July 2005.
     The $25.0 Million Intercompany Note. In May 2005, we incurred intercompany indebtedness to fund a $25.0 million dividend to Retail Ventures. We repaid this note in full in July 2005.
     Cross-Corporate Guarantees. We previously entered into cross-corporate guarantees with various financing institutions pursuant to which we, Retail Ventures, Filene’s Basement and Value City, jointly and severally, guaranteed payment obligations owed to these entities under factoring arrangements they have entered into with vendors who may provide merchandise to some or all of Retail Ventures’ subsidiaries. In July 2005, we terminated these cross-corporate guarantees and no amounts remain guaranteed by us.
     Operating Activities
     Net cash provided by operations in fiscal 2005 was $109.3 million, compared to $15.3 million for fiscal 2004. Net working capital increased $99.6 million to $238.5 million at January 28, 2006 from $138.9 million at January 29, 2005. Current assets divided by current liabilities at those dates were 2.7 and 2.3, respectively. The $109.3 million net cash provided by operations during fiscal 2005 is primarily due to net income, an increase in accrued expenses of $17.3 million and a reduction in the amount of advances to affiliates of $23.7 million.
     Net cash provided by operating activities totaled $15.3 million in fiscal 2004 and $44.9 million in fiscal 2003. The $15.3 million net cash provided by operations during fiscal 2004 reflects several causes. Net cash was used to increase inventory by $58.0 million, and increase advances to affiliates by $22.2 million. Net cash was provided by operations, an increase in accrued expenses of $15.0 million and an increase in accounts payable of $19.5 million.
     We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases. We disclose in the notes to the financial statements included elsewhere in this Annual Report on Form 10-K the minimum payments due under operating or capital leases.
     Investing Activities
     For fiscal 2005, our cash used in investing activities amounted to $25.3 million compared to $33.9 million for fiscal 2004. For each fiscal year from fiscal 2003 through fiscal 2005, our cash used in investing activities consisted of capital expenditures. Cash used for capital expenditures was $25.3 million, $33.9 million, and $22.1 million for fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Capital expenditures were related primarily to new stores.
     Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. In fiscal 2005, we opened 29 new DSW stores. . We plan to open approximately 30 stores per year in each fiscal year from fiscal 2006 through fiscal 2010. During fiscal 2005, the average investment required to open a typical new DSW store was approximately $1.4 million. Of this amount, gross inventory typically accounted for $680,000, fixtures and leasehold improvements typically accounted for $460,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for $280,000. We plan to finance investment in new stores with existing cash and cash flows from operating activities.
     Financing Activities
     For fiscal 2005, our net cash provided by financing activities was $32.4 million, compared to $19.9 million for fiscal 2004, and net cash used by financing activities of $19.2 million in fiscal 2003. The cash provided of $32.4 million in fiscal 2005 was primarily the result of the proceeds from the sale of stock from our IPO, offset by the amounts we paid to Retail Ventures for our intercompany indebtedness arising from our dividends to Retail Ventures and the repayment of our obligations under our prior credit facilities.
Contractual and Obligations
     We have the following minimum commitments under contractual obligations, as defined by the SEC. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet in accordance with GAAP. Based on this definition, the table below includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.
     The following table provides aggregated information about contractual obligations and other long-term liabilities as of January 28, 2006:

	Payments due by Period
						No
		Less Than	1 - 3	3 -5	More Than	Expiration
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Date
Long-term debt	$—	$—	$—	$—	$—	$—
Capital lease and operating lease obligations (1)	804,322	91,666	184,028	173,870	354,758	—
Construction commitments (2)	299	299	—	—	—	—
Purchase obligations (3)	495	375	120	—	—	—

Total	$805,116	$92,340	$184,148	$173,870	$354,758	$—

(1)	Our operating leases require us to pay for common area maintenance costs and real estate taxes. In fiscal 2005, these common area maintenance costs and real estate taxes represented 30.1% of our required lease payments. These costs and taxes vary year by year and are based almost entirely on actual costs incurred and taxes paid incurred by the landlord. As such, they are not included in the lease obligations presented above.

(2)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 28, 2006.

(3)	Many of our purchase obligations are cancelable by us without payment or penalty, and we have excluded such obligations, along with all associate employment and intercompany obligations.
     We had outstanding letters of credit that totaled approximately $13.6 million at January 28, 2006 and $14.9 million at January 29, 2005. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any significant payment outside of terms set forth in these arrangements.
     As of January 28, 2006, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $0.3 million as of January 28, 2006. In addition, as of January 28, 2006, we have signed 16 lease agreements for new store locations with annual rent of approximately $6.3 million. In connection with the new lease agreements, we will receive approximately $4.8 million of tenant allowances, which will reimburse us for expenditures at these locations.
     In March 2005, we incurred intercompany indebtedness to fund a $165.0 million dividend to Retail Ventures. In July 2005, we repaid the note in full from the net proceeds of our initial public offering.
     In May 2005, we incurred intercompany indebtedness to fund a $25.0 million dividend to Retail Ventures. In July 2005, we repaid the note in full from the net proceeds of our initial public offering.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is interim and annual periods beginning after June 15, 2005. No stock options or similar awards have been granted by DSW as of fiscal years 2004 and 2003. In April 2005, the SEC delayed the compliance date for SFAS 123R until the beginning of our fiscal year 2006. We will utilize the modified prospective method of adoption. We expect that the impact of adoption of SFAS 123R to our results of operations will be similar, on an annualized basis, to the pro forma disclosures presented in Note 3 of the Notes to our Consolidated Financial Statements.

     In November, 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”) which clarified the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are dependent on a future event that may or may not be within the control of the entity. While the timing and/or method of settlement is unknown, the obligation to perform the asset retirement obligation is unconditional. FIN 47 requires that the fair value of the asset retirement activity be recorded when it can be reasonably estimated. The adoption of FIN 47 during the fourth quarter of fiscal 2005 did not have a material impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
     It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. We have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC, as of January 28, 2006.
Inflation
     Our results of our operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on our results of operations and financial condition has been minor; however, there can be no assurance that the business will not be affected by inflation in the future.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our cash and cash equivalents are maintained only with maturities of 90 days or less. Our short-term investments have interest reset periods of 35 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of January 28, 2006, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Our financial statements and financial statement schedule and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     We, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, as contemplated by Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     No change was made in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers
     The following persons are our executive officers. Our officers are elected annually by our Board and serve at the pleasure of the Board.
     Jay L. Schottenstein, age 51, serves as our Chief Executive Officer and Chairman of the Board of Directors. He was appointed as our Chief Executive Officer in March 2005. Mr. Schottenstein became a director of DSW in March 2005. He has been Chairman of the Board of Directors of Retail Ventures, American Eagle Outfitters, Inc. and SSC since March 1992 and was Chief Executive Officer of Retail Ventures from April 1991 to July 1997 and from July 1999 to December 2000. Mr. Schottenstein served as Vice Chairman of SSC from 1986 until March 1992 and as a director of SSC since 1982. He served in various executive capacities at SSC since 1976. Mr. Schottenstein is also a director of American Eagle Outfitters, Inc., which is a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or the Exchange Act.
     Deborah L. Ferrée, age 52, has served as our Vice Chairman and Chief Merchandising Officer since January 2006. Ms. Ferrée joined us in November 1997. She served as our President and Chief Merchandising Officer from November 2004 until January 2006. From March 2002 until November 2004, she served as Executive Vice President and Chief Merchandising Officer. Prior to that, she served as Senior Vice President of Merchandising beginning in September 2000, and Vice President of Merchandising beginning in October 1997. Prior to joining us, Ms. Ferrée worked in the retail industry for more than 30 years in various positions, including serving as Divisional Merchandising Manager of Shoes, Accessories and Intimate Apparel for Harris Department Store, women’s buyer for Ross Stores and Divisional Merchandise Manager of the May Company.
     Peter Z. Horvath, age 48, has served as our President since January 2006. From January 2005 until January 2006, Mr. Horvath served as our Executive Vice President and Chief Operating Officer. He has extensive retail experience, having spent nineteen years with the Limited Brands business. He has held numerous finance function roles within various divisions of Limited Brands, most recently serving as Senior Vice President of Merchandise Planning and Allocation for the entire Limited Brands enterprise from April 2002 to August 2004. From February 1997 to April 2002, he served as Chief Financial Officer for multiple apparel divisions of Limited Brands. From 1985 to February 1997, Mr. Horvath held various positions with Limited Brands, including Vice President Controller of Express, Inc. and Director of Financial Reporting for Limited Stores.
     Kevin M. Lonergan, age 57, serves as our Executive Vice President and Chief Operating Officer. Prior to joining us in January 2006, Mr. Lonergan served as Vice President of the West Zone for American Eagle Outfitters, beginning in January 2004, where he was responsible for 397 stores in 30 states. Prior to that time, Mr. Lonergan served as Executive Vice President and Chief Operating Officer of Old Navy, a division of Gap, Inc., where he oversaw all store operations and helped build the newly formed Old Navy division from its inception in 1993. Prior to serving in that capacity, Mr. Lonergan held executive positions at various divisions of Gap, Inc., Target and Carson Pirie Scott. Mr. Lonergan has over 35 years of business experience in all phases of retail, including department stores, specialty and mass merchandising, and has been responsible for many areas of business, including stores, operations, finance, real estate, human resources, systems, and customer service.
     Douglas J. Probst, age 41, serves as our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Probst joined DSW in March 2005. From April 1990 to February 2005, he held various positions with Too Inc., a company spun-off from The Limited, Inc., including Vice President of Finance and Controller from May 2004 to February 2005, Vice President Finance from October 2003 to May 2004 and Vice President Financial Analysis and Store Control from December 1999 to October 2003. From August 1986 to March 1990, he was in the practice of public accounting with KPMG. Mr. Probst is a certified public accountant.
     Derek Ungless, age 57, serves as our Executive Vice President and Chief Marketing Officer, a position he has held since June 2005. From April 2002 to May 2005, he was Executive Vice President of Marketing for Express, part of Limited Brands. Mr. Ungless was Senior Vice President and Head of Global Brand Design of the Estee Lauder brand, part of Estee Lauder Companies Inc. from September 2000 until November 2001 and was Executive Vice President and Creative Director of Brooks Brothers from October 1997 until September 2000. Mr. Ungless has over twelve years of experience working in the retail industry.

Audit Committee
     The members of our Audit Committee are Messrs. James D. Robbins (Chair), Philip B. Miller and Allan J. Tanenbaum. The Board of Directors has affirmatively determined that each of Messrs. Robbins, Miller, and Tanenbaum is an independent member of the Audit Committee in accordance with the listing standards of the New York Stock Exchange.
     Our Board of Directors has determined that James D. Robbins is an audit committee financial expert as such term is defined by the SEC under Item 401(h) of Regulation S-K.
Code of Ethics and Corporate Governance Information
     We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and an additional code of ethics that applies to senior financial officers. These codes of ethics, designated as the “Code of Conduct” and the “Code of Ethics for Senior Financial Officers,” respectively by us, can be found on our investor website at www.dswshoe.com. We intend to disclose any amendment to, or waiver from, any applicable provision of the Code of Conduct or Code of Ethics for Senior Financial Officers (if such amendment or waiver relates to elements listed under Item 406(b) of Regulation S-K and applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) by posting such information on our website at www.dswshoe.com. The reference to our investor website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.
     Our Board of Directors has adopted and approved Corporate Governance Principles and written charters for its Nominating and Corporate Governance, Audit and Compensation Committees. In addition, the Audit Committee has adopted a written Audit Committee Pre-Approval Policy with respect to audit and non-audit services to be performed by our independent public accountants. All of the forgoing documents are available on our investor website at www.dswshoe.com and a copy of the foregoing will be made available (without charge) to any shareholder upon request.
Other
     In accordance with General Instruction G(3), the information contained under the captions “ELECTION OF DIRECTORS”, “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION”, in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2006, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference to satisfy the remaining information required by this Item.
     Mr. Schottenstien, our Chairman and Chief Executive Officer, and Mr. Probst, our Executive Vice President, Chief Financial Officer and Treasurer, have issued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and applicable Securities and Exchange Commission regulations with respect to this Annual Report on Form 10-K. The full text of the certifications are set forth in Exhibit 31 and 32 to this Annual Report on Form 10-K.
Item 11. EXECUTIVE COMPENSATION
     In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF MANAGEMENT” and “OTHER DIRECTOR INFORMATION COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION – GENERAL” in the Proxy Statement is incorporated herein by reference. Neither the report of the Compensation Committee of our Board of Directors on executive compensation nor the share price performance graph included in the Proxy Statement shall be deemed to be incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, and “COMPENSATION OF MANAGEMENT - EQUITY COMPENSATION PLAN TABLE” in the Proxy Statement is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Proxy Statement is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     In accordance with General Instruction G(3), the information contained under the caption “AUDIT AND OTHER SERVICE FEES” in the definitive Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
15(a)(1) Financial Statements
The documents listed below are filed as part of this Form 10-K:
15(a)(2) Consolidated Financial Statement Schedules:
The schedule listed below is filed as part of this Form 10-K:

Schedule II. Valuation and Qualifying Accounts	S-1
Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.
15(a)(3) and (b) Exhibits:
See Index to Exhibits which begins on page E-1.
15(c) Additional Financial Statement Schedules:
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSW INC.
April 12, 2006	By:	/s/ Douglas J. Probst
Douglas J. Probst, Executive Vice President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
* Jay L. Schottenstein	Chairman and Chief Executive Officer (Principal Executive Officer)	April 12, 2006
* Douglas J. Probst	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	April 12, 2006
* Carolee Friedlander	Director	April 12, 2006
* Philip B. Miller	Director	April 12, 2006
* James D. Robbins	Director	April 12, 2006
* Harvey L. Sonnenberg	Director	April 12, 2006
* Allan J. Tanenbaum	Director	April 12, 2006
* Heywood Wilansky	Director	April 12, 2006

*By:	/s/ Douglas J. Probst

Douglas J. Probst, (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
DSW Inc.
Columbus, Ohio 43219
We have audited the accompanying consolidated balance sheets of DSW Inc. and its wholly owned subsidiary (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended January 28, 2006, January 29, 2005, and January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DSW Inc. and its wholly owned subsidiary as of January 28, 2006, and January 29, 2005, and the results of their operations and their cash flows for each of the three years ended January 28, 2006, January 29, 2005, and January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
April 12, 2006

DSW INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 28,	January 29,
	2006	2005

ASSETS
Cash and equivalents	$124,759	$8,339
Accounts receivable, net	4,039	2,291
Receivables from related parties	49
Inventories	216,698	208,015
Prepaid expenses and other assets	13,981	8,940
Deferred income taxes	18,591	20,261

Total current assets	378,117	247,846

Advances to affiliates		23,676
Property and equipment – at cost:
Furniture, fixtures and equipment	100,483	81,605
Leasehold improvements	74,841	70,936

Total property and equipment	175,324	152,541
Less accumulated depreciation	(79,403)	(62,485)

Property and equipment – net	95,921	90,056

Goodwill	25,899	25,899
Tradenames and other intangibles, net	6,216	7,079
Deferred income taxes and other assets	1,562	881

Total assets	$507,715	$395,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$78,889	$72,073
Accounts payable to related parties	6,631	47
Accrued expenses:
Compensation	9,933	6,804
Taxes	9,557	12,560
Accrued advertising	8,586	4,958
Other	25,993	12,485

Total current liabilities	139,589	108,927

Long-term obligations, net of current maturities		55,000
Other noncurrent liabilities	63,410	52,684
Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,190,088 and none issued and outstanding, respectively	281,119
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively		101,442
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	26,007	77,384
Deferred compensation	(2,410)

Total shareholders’ equity	304,716	178,826

Total liabilities and shareholders’ equity	$507,715	$395,437

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JANUARY 28, 2006, JANUARY 29, 2005 AND JANUARY 31, 2004
(in thousands, except per share amounts)

	January 28,	January 29,	January 31,
	2006	2005	2004

Net sales	1,144,061	961,089	791,348
Cost of sales	(828,342)	(690,878)	(588,421)

Gross profit	315,719	270,211	202,927
Operating expenses	(245,607)	(214,102)	(174,874)

Operating profit	70,112	56,109	28,053

Interest expense, net
Non-related parties	(914)	(2,734)	(2,739)
Related parties	(6,591)

Earnings before income taxes	62,607	53,375	25,314

Income tax provision	(25,426)	(18,420)	(10,507)

Net income	37,181	34,955	14,807

Basic and diluted earnings per share:
Basic	$1.00	$1.26	$0.53
Diluted	$1.00	$1.26	$0.53

Shares used in per share calculations:
Basic	37,219	27,703	27,703
Diluted	37,347	27,703	27,703
The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Number of
	Class A	Class B	Class A	Class B		Deferred
	Common	Common	Common	Common	Retained	Compensation
	Shares	Shares	Shares	Shares	Earnings	Expense	Total

Balance, February 1, 2003		27,703		$101,442	$27,622		$129,064

Net income					14,807		14,807

Balance, January 31, 2004		27,703		$101,442	$42,429		$143,871

Net income					34,955		34,955

Balance, January 29, 2005		27,703		$101,442	$77,384		$178,826

Sale of stock	16,172		$277,963				277,963
Net income					37,181		37,181
Dividend to parent				(101,442)	(88,558)		(190,000)
Restricted stock units granted			2,686			$(2,686)
Amortization of deferred compensation expense						276	276
Stock units granted	17		447				447
Exercise of stock options	1		23				23

Balance, January 28, 2006	16,190	27,703	$281,119	$0	$26,007	$(2,410)	$304,716

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 28, 2006, JANUARY 29, 2005 AND JANUARY 31, 2004
(in thousands)

	January 28,	January 29,	January 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$37,181	$34,955	$14,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,444	18,275	15,478
Amortization of debt issuance costs	613	469	479
Amortization of deferred compensation expense	276
Deferred income taxes	2,084	(7,813)	26
Loss on disposal of assets	691	135	585
Impairment Charges	234	833
Grants of director stock units	447
Change in working capital, assets and liabilities:
Accounts receivable	(1,748)	(27)	2,965
Accounts receivable from related parties	(49)
Inventories	(8,683)	(57,996)	(8,907)
Prepaid expenses and other assets	(5,815)	(338)	(641)
Advances to/from affiliates	23,676	(22,236)	20,574
Accounts payable	13,207	19,502	(9,209)
Proceeds from lease incentives	10,781	11,509	6,394
Other noncurrent liabilities	(419)	3,026	386
Accrued expenses	17,337	15,019	1,973

Net cash provided by operating activities	109,257	15,313	44,910

Cash flows from investing activities:
Cash paid for property and equipment	(25,344)	(33,949)	(22,110)
Proceeds from sale of assets	91	37	—

Net cash used in investing activities	(25,253)	(33,912)	(22,110)

Cash flows from financing activities:
Payments on capital lease obligations		(138)	(205)
Proceeds from sale of stock	277,963
Payment of note to parent	(190,000)
Net (decrease) increase in revolving credit facility	(55,000)	20,000	(19,000)
Debt issuance costs	(570)
Proceeds from exercise of stock options	23

Net cash provided (used in) by financing activities	32,416	19,862	(19,205)

Net increase in cash and equivalents	116,420	1,263	3,595
Cash and equivalents, beginning of period	8,339	7,076	3,481

Cash and equivalents, end of period	$124,759	$8,339	$7,076

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 28, 2006, JANUARY 29, 2005 AND JANUARY 31, 2004
1.	SIGNIFICANT ACCOUNTING POLICIES

Business Operations— DSW Inc. (“DSW”) and its wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as DSW or the Company. Prior to December 2004, DSW was a wholly-owned subsidiary of Value City Department Stores, Inc., a wholly-owned subsidiary of Retail Ventures, Inc. (“RVI”). In December 2004, RVI completed a corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City Department Stores, LLC (“Value City”), another wholly-owned subsidiary of RVI. In turn, Value City transferred all of the issued and outstanding shares of DSW to RVI in exchange for a promissory note. On June 29, 2005, DSW commenced an initial public offering (“IPO”) that closed on July 5, 2005. DSW is listed on the New York Stock Exchange trading under the symbol “DSW”.

DSW operates in two segments and sells better-branded footwear in both. DSW stores also sell accessories. As of January 28, 2006, DSW operated a total of 199 stores located throughout the United States as one segment. These DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. During the years ended January 28, 2006, January 29, 2005, and January 31, 2004, DSW opened 29, 31, and 16 new DSW stores, respectively, and, during the year ended January 28, 2006, we re-categorized two DSW/Filene’s Basement combination locations from the DSW segment to the leased segment.

DSW also operates leased shoe departments for three non-affiliated retailers and one affiliated retailer in our leased department segment. We entered into supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Gordmans and Frugal Fannie’s stores as of July 2002, June 2004 and September 2003, respectively. We have operated leased shoe departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures, since its acquisition by Retail Ventures in March 2000. Effective as of January 30, 2005, we updated and reaffirmed our contractual arrangement with Filene’s Basement. We own the merchandise, record sales of merchandise net of returns and sales tax, own the fixtures (except for Filene’s Basement) and provide supervisory assistance in these covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. We pay a percentage of net sales as rent. As of January 28, 2006, we supplied merchandise to 157 Stein Mart stores, 55 Gordmans stores, one Frugal Fannie’s, and 25 Filene’s Basement stores.

Fiscal Year—The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal years 2005, 2004 and 2003 consist of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, recoverability of long-lived assets and establishing reserves for self- insurance. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Financial Instruments—The following assumptions were used to estimate the fair value of each class of financial instruments:
Cash and Equivalents— Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables, which generally settle within three days. The carrying amounts approximate fair value.

Accounts Receivable—Accounts receivable are classified as current assets because the average collection period is generally less than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates.

Long-Term Debt—The carrying amount approximates fair value as a result of the variable rate-based borrowings.
Concentration of Credit Risk—Financial instruments, which principally subject the Company to concentration of credit risk, consist of cash and cash equivalents. The Company invests excess cash when available through financial institutions in overnight investments. At times, such amounts may be in excess of FDIC insurance limits.

Concentration of Vendor Risk — During fiscal 2005, taking into account industry consolidation, merchandise supplied to the Company by three key vendors accounted for approximately 22% of net sales.

Inventories—Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $19.2 million and $14.2 million at the end of fiscal years 2005 and 2004, respectively.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or mark-on, markups of initial prices established, reductions in prices due to customers’ perception of value (known as markdowns), and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit.

Vendor Allowances—Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. The amount of these funds is determined for each fiscal year and the majority is based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. On an annual basis, the Company confirms earned allowances with vendors to determine the amounts are recorded in accordance with the terms of the contract. At January 28, 2006 and January 29, 2005, the Company had a vendor allowance balance of less than $100,000.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation determined by the straight-line method over the expected useful lives of the assets. Assets held under capital leases and related obligations are recorded initially at the lower of fair market value or the present value of the minimum lease payments. The straight-line method is used to amortize such capitalized costs over the lesser of the expected useful life of the asset or the life of the lease. Leasehold improvements are amortized under the straight-line method over the lesser of the initial lease term or the expected useful life (10 years). The estimated useful lives of furniture, fixtures and equipment are 3 to 10 years.

Asset Impairment and Long-Lived Assets—The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, estimated on discounted cash flow. Should an impairment loss be realized, it will be included in cost of sales. The Company expensed $0.2 million and $0.8 million in fiscal 2005 and 2004, respectively, of identified store assets where the recorded value could not be supported by future cash flows. The impairment charge was recorded within the DSW stores segment. The amount of impairment losses recorded during fiscal 2003 was immaterial to the financial statements.

Goodwill—Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. Goodwill is tested for impairment at least annually. The Company, as a result of adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, no longer records goodwill amortization. All of the Company’s goodwill relates to the DSW stores segment.

Tradenames and Other Intangible Assets—Tradenames and other intangible assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $6.7 million and $5.8 million at January 28, 2006 and January 29, 2005, respectively. The asset value and accumulated amortization of intangible assets is as follows:

	January 28,	January 29,
	2006	2005
	(In thousands)
Tradenames:
Gross Asset	$12,750	$12,750
Accumulated amortization	(6,587)	(5,738)

Subtotal	6,163	7,012

Useful life	15	15

Favorable leases:
Gross Asset	140	140
Accumulated amortization	(87)	(73)

Subtotal	53	67

Useful life	14	14

Tradenames and other intangible assets—net	$6,216	$7,079

Aggregate amortization expense for the current and each of the five succeeding years is as follows:

Fiscal Year	(In thousands)
2005	$864
2006	$861
2007	$854
2008	$854
2009	$854
2010	$854
Income Taxes—Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of January 28, 2006, and January 29, 2005, the Company did not have any income tax valuation allowances.

Deferred Rent—Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts included in the other noncurrent liabilities caption were $22.6 million and $16.7 million, at January 28, 2006 and January 29, 2005, respectively.

Tenant Allowances—The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These allowances are included in the caption other noncurrent liabilities and were $40.5 million and $35.0 million, at January 28, 2006 and January 29, 2005, respectively.

Sales and Revenue Recognition—Sales of merchandise are net of returns and exclude sales tax. Revenues from our retail operations are recognized at the later of point of sale or delivery of goods to the customer. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift card.

As of January 28, 2006, the Company supplies footwear, under supply arrangements, to 25 Filene’s Basement stores and 213 locations for other non-related retailers in the United States of America. Sales for these leased supply locations are net of returns and sales tax, as tracked by the lessor, and are included in net sales and represent 10.5%, 9.4% and 8.9% of total net sales for fiscal 2005, 2004, and 2003, respectively.

Cost of Sales—Cost of sales includes the cost of merchandise, distribution and warehousing (including depreciation), store occupancy (excluding depreciation), permanent and point of sale reductions, markdowns and shrinkage provision.

Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the warehouse, which are primarily payroll-related taxes and benefits. The non-labor costs associated with the warehouse include rent, depreciation, insurance, utilities and maintenance and other operating costs that are passed to the Company from the landlord. Distribution costs include the transportation of merchandise to the warehouse and from the warehouse to the stores. Store occupancy costs include rent, utilities, repairs, maintenance, insurance and janitorial costs and other costs associated with licenses and occupancy-related taxes, which are primarily real estate taxes passed to the Company by the landlords.

Operating Expenses – Operating expenses include expenses related to store selling, store management and store payroll costs, advertising, leased shoe department operations, store depreciation and amortization, pre-opening advertising and other pre-opening costs (which are expensed as incurred), corporate expenses for buying services, information services, depreciation expense for corporate cost centers, marketing, insurance, legal, finance, outside professional services, allocable costs from our parent and other corporate related departments, and benefits for associates and related payroll taxes. Corporate level expenses are primarily attributable to operations at our corporate offices in Columbus, Ohio.

Customer Loyalty Program—The Company maintains a customer loyalty program for its DSW operations in which customers receive a future discount on qualifying purchases in exchange for marketing information. The “Reward Your Style” is designed to promote customer awareness and loyalty and provide the Company with the ability to communicate with its customers. Upon reaching the spending levels, customers may redeem these discounts on a future purchase. Generally these future discounts must be redeemed within six months. The Company accrues the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charges such costs to operating expenses based on historical experience. The estimates of the costs associated with the loyalty program require the Company to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of January 28, 2006 and January 29, 2005 was $8.3 million and $4.5 million, respectively.

Pre-Opening Costs—Pre-opening costs associated with opening or remodeling of stores are expensed as incurred. Pre-opening costs expensed were $7.7 million, $10.8 million and $5.1 million for fiscal 2005, 2004, and 2003, respectively.

Advertising Expense—The cost of advertising is expensed as incurred or when the advertising first takes place. Advertising costs were $38.0 million, $39.3 million and $36.4 million in fiscal 2005, 2004, and 2003, respectively.

Earnings Per Share (“EPS”)—Basic earnings per share are based on net income and a simple weighted average of Class A and Class B common shares and directors stock units outstanding, calculated using the treasury stock method. Diluted earnings per share reflect the potential dilution of Class A common shares related to outstanding stock options and restricted stock units. The numerator for the diluted earnings per share calculation is net income. The denominator is the weighted average diluted shares outstanding.

	Years ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(in thousands)
Weighted average shares outstanding	37,219	27,703	27,703
Assumed exercise of dilutive stock options	62
Restricted stock units	66

Number of shares for computation of dilutive earnings per share	37,347	27,703	27,703

For the fiscal year ended January 28, 2006, all potentially issuable shares from the exercise of stock options were dilutive. For the fiscal years ended January 29, 2005 and January 31, 2004, there were no potentially dilutive instruments outstanding.

Recent Accounting Pronouncements—The Financial Accounting Standards Board (“FASB”) periodically issues SFAS, some of which require implementation by a date falling within or after the close of the fiscal year.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is interim and annual periods beginning after June 15, 2005. In April 2005, the SEC delayed the compliance date for SFAS 123R until the beginning of the Company’s fiscal year 2006. No stock options or similar awards were granted by the Company during fiscal 2004 and prior. The Company will utilize the modified prospective method of adoption. The Company expects that the impact of adoption of SFAS 123R to the Company’s results of operations will be similiar, on an annualized basis, to the pro forma disclosures presented in Note 3 below.

In November, 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”) which clarified the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are dependent on a future event that may or may not be within the control of the entity. While the timing and/or method of settlement is unknown, the obligation to perform the asset retirement obligation is unconditional. FIN 47 requires that the fair value of the asset retirement activity be recorded when it can be reasonably estimated. The adoption of FIN 47 during the fourth quarter of fiscal 2005 did not have a material impact on our financial position or results of operations.

2.	INITIAL PUBLIC OFFERING

On July 5, 2005, DSW completed its IPO of 14,062,500 Class A common shares. In connection with this offering, DSW granted an option to the underwriters to purchase up to an additional 2,109,375 Class A common shares to cover over-allotments, which option was exercised in full by the underwriters and also closed on July 5, 2005. DSW sold 16,171,875 Class A common shares raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. DSW used the net proceeds of the offering to repay $196.6 million of intercompany indebtedness, including interest, owed to RVI and for working capital and general corporate purposes, including the paying down of $20 million outstanding on Value City’s old secured revolving credit facility and $10 million intercompany advance. The 410.09 common shares of DSW held by RVI outstanding at January 29, 2005 were changed to 27,702,667 Class B common shares. It is the 27,702,667 Class B common shares which are being used in the prior period’s calculation of earnings per share. Subsequent to the IPO, the transactions between DSW and RVI and its other subsidiaries are settled in accordance with a shared services agreement and resulted in the advances from affiliates being classified as a current payable. At January 28, 2006, Retail Ventures owned approximately 63.1% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares.

3.	STOCK BASED COMPENSATION

DSW has various stock-based employee compensation plans. DSW accounts for those plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued

to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized for the fixed stock option plans, as the exercise price of the options equals the market price of the stock on the grant date. The following table illustrates the effect on net income and income per share if DSW had applied the fair value recognition of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

	Year ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$37,181	$34,955	$14,807
Add: Stock-based employee compensation expense included in reported net income, net of tax	167
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,212)

Pro forma net income	$36,136	$34,955	$14,807

Income per share:
Basic as reported	$1.00	$1.26	$0.53
Diluted as reported	$1.00	$1.26	$0.53

Basic pro forma	$0.97	$1.26	$0.53
Diluted pro forma	$0.97	$1.26	$0.53
To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal year 2005: expected volatility of 42.3%; dividend yield of 0.0%; risk-free interest rate of 4.1%; and expected lives of 5.0 years. The weighted average fair value of options granted in the fiscal year 2005 was $8.43. There were no options granted prior to fiscal 2005. Pro forma disclosures may not be representative of the actual results to be expected in future years.
4.	RELATED PARTY TRANSACTIONS

The Company purchases merchandise from Value City and other affiliates of Schottenstein Stores Corporation (“SSC”). Purchases from affiliates were immaterial in fiscal 2005, fiscal 2004 and fiscal 2003.

The Company also leases certain store and warehouse locations owned by SSC as described in Note 5.

Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or controlled by SSC or intercompany transactions with SSC. Settlement of affiliate receivables and payables are in the form of cash. These transactions settle normally in 30 to 60 days. Amounts receivable or payable to SSC or its affiliates at January 28, 2006 and January 29, 2005 were immaterial.

The Company shares certain personnel, administrative and service costs with SSC and its affiliates. The costs of providing these services are allocated among the Company, SSC and its affiliates without a premium. The allocated amounts are not significant. SSC does not charge the Company for general corporate management services. In the opinion of the Company and SSC management, the aforementioned charges are reasonable.

The Company participated in SSC’s self-insurance program for general liability, casualty loss and certain state workers’ compensation programs, which participation ended in fiscal 2003. While the

Company no longer participates in the program, it continues to remain responsible for liabilities it incurred under the program. The Company expensed an immaterial amount in fiscal 2005 and 2004 and $0.2 million in fiscal 2003, respectively, for such program. Estimates for self-insured programs are determined by independent actuaries based on actuarial assumptions, which incorporate historical incurred claims and incurred but not reported (“IBNR”) claims.

Through the shared services agreement with RVI and in the ordinary course of business, the Company has received various services provided by RVI or its subsidiaries, including import administration, risk management, human resources, information technology, tax, financial services and payroll, as well as other corporate services. RVI has also provided the Company with the services of a number of its executives and employees. The financial statements include allocations by RVI of its costs related to these services. These costs allocations have been determined on a basis that the Company and RVI consider to be reasonable reflections of the use of services provided or the benefit received to the Company. These allocations totaled $17.3 million, $29.5 million and $24.4 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. In addition, the Company has entered into agreements with various subsidiaries of RVI to supply all of their shoe inventories. The net balance of these transactions is reflected within the balance sheets as advances to affiliates.

See Notes 5, 6, and 8 for additional related party disclosures.

5.	LEASES

The Company leases stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, the Company is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.

As of January 28, 2006, the Company leased or had other agreements with 15 store locations owned by SSC or affiliates of SSC, and one warehouse facility for an annual minimum rent of $7.7 million and additional contingent rents based on aggregate sales in excess of specified sales for the store locations. Under supply agreements to Filene’s Basement stores and other non-related retailers, the Company pays contingent rents based on sales.

Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 28, 2006 are as follows:

	Operating Leases
Fiscal		Unrelated	Related
Year	Total	Party	Party
	(In thousands)
2006	$91,666	$83,258	$8,408
2007	92,768	84,122	8,646
2008	91,260	82,376	8,884
2009	89,199	80,387	8,812
2010	84,671	76,304	8,367
Future years	354,758	302,020	52,738

Total minimum lease payments	$804,322	$708,467	$95,855

The composition of rental expense is as follows:

	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands)
Minimum rentals:
Unrelated parties	$73,189	$63,172	$52,326
Related parties	7,683	6,152	6,011
Contingent rentals:
Unrelated parties	17,331	13,692	10,785
Related parties	10,778	6,931	5,796

Total	$108,981	$89,947	$74,918

At January 28, 2006 and January 29, 2005, the Company had no capital leases.

6.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	January 28,	January 29,
	2006	2005
	(In thousands)
Revolving credit facility (long-term)	$—	$55,000

Letters of credit outstanding	$13,577	$14,854

Availability under revolving credit facility	$136,423	$108,544

DSW $150 Million Credit Facility—Simultaneously with the amendment and restatement of the revolving credit facility described below and the Company’s initial public offering, the Company entered into a new $150 million secured revolving credit facility with a term of five years. Under this facility, the Company and its subsidiary, DSWSW, are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under the secured revolving credit facility are secured by a lien on substantially all of its and its subsidiary’s personal property and a pledge of its shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants will, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents.

Credit Facilities Which DSW Is No Longer Obligated—At January 29, 2005, the Company’s direct parent, RVI and its subsidiaries, had an aggregate $525.0 million of financing that consisted of three separate credit facilities (collectively, the “Credit Facilities”): (i) a $350.0 million revolving credit facility (subsequently increased to $425 million) (the “Revolving Loan”), (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. and SSC (the “Term Loans”), and (iii) an amended and restated $75.0 million senior subordinated convertible term loan facility, initially entered into by RVI and its subsidiaries on March 15, 2000, which is held equally by Cerberus Partners, L.P. and SSC (the “Convertible Loan”). The Company was a co-borrower under the Revolving Loan and the Term Loans, and was a guarantor under the Convertible Loan. The Company, the other co-borrowers and the guarantors were jointly and severally liable under the Revolving Loan and the Term Loans. All of the Credit Facilities were guaranteed by RVI. The Company is no longer a party to these Credit Facilities.

The Company has reflected in the historical financial statements its direct obligations under the Revolving Loan as it relates to the borrowings thereunder. The Term Loans and Convertible Loan are not reflected on the Company’s financial statements as they are recorded on consolidated financial statements of RVI. These Credit Facilities are also subject to an Intercreditor Agreement which provides for an established order of payment of obligations from the proceeds of collateral upon default (the “Intercreditor Agreement”).

Under the Revolving Loan, the borrowing base formula applicable to the Company was based on the value of the Company’s inventory and accounts receivable. Primary security for the Revolving Loan was provided in part by a first priority lien on all of the inventory and accounts receivable of the Company and other borrowers thereunder, as well as certain notes and payment intangibles. Subject to the Intercreditor Agreement, the Revolving Loan also had the substantial equivalent of a second priority-perfected security interest in all of the first priority collateral securing the Term Loans. Interest on borrowings under the Revolving Loan was calculated at the bank’s base rate plus 0% to 0.5%, or at the Eurodollar offer rate plus 2.00% to 2.75%, depending upon the level of average excess availability that the Company and the other borrowers maintain. The interest rate on borrowings under the Revolving Loan was 4.7% and 3.2% at January 29, 2005 and January 31, 2004, respectively. DSW is no longer a party to this credit facility. At January 29, 2005, the outstanding borrowings for the Company and RVI and their affiliates under the Credit Facilities were: Revolving Loan, $140.0 million; Term Loans, $100.0 million; and Convertible Loan, $75.0 million.

The weighted average interest rate on borrowings under the Company’s Credit Facilities during fiscal years 2005, 2004 and 2003, and the dividend notes issued and repaid during fiscal 2005 to RVI was 8.5%, 3.6% and 3.3% respectively. The total interest expense was $8.9 million, $2.7 million and $2.7 million and included fees, such as commitment and line of credit fees, of $0.2 million, $0.5 million and $0.6 million for fiscal 2005, 2004 and 2003, respectively.

7.	INCOME TAX PROVISION

The provision for income taxes consists of the following:

	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands)
Current:
Federal	$18,891	$21,438	$8,711
State and local	4,451	4,803	1,770

	23,342	26,241	10,481

Deferred:
Federal	(1,110)	(6,843)	(27)
State and local	3,194	(978)	53

	2,084	(7,821)	26

Income tax expense	$25,426	$18,420	$10,507

A reconciliation of the expected income taxes based upon the statutory rate is as follows:

	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands)
Income tax expense at federal statutory rate	$21,912	$18,681	$8,860
State and local taxes—net	2,800	2,538	1,188
Non-deductible amortization	—	—	298
Work opportunity tax credit—net	(292)	(119)	(131)
State tax deferred tax asset write-off of commercial activity tax	1,574	—	—
Officer compensation	—	—	169
Meals and entertainment	—	201	123
Non-deductible expenses and other	(568)	(2,881)	—

	$25,426	$18,420	$10,507

The components of the net deferred tax asset are as follows:

	January 28,	January 29,
	2006	2005
	(In thousands)
Deferred tax assets:
Basis differences in inventory	$2,592	$5,418
Basis differences in property and equipment	—	859
Tenant allowance	887	1,406
State and local tax NOLs	1,381	5,043
Alternative Minimum Tax credit carryforward	—	1,634
Accrued rent	8,034	7,042
Workers compensation	1,163	1,443
Accrued expenses	6,949	3,708
Other	963	3,640

	21,969	30,193

Deferred tax liabilities:
Amortization	—	(2,785)
Prepaid expenses	(2,662)	(2,569)
Accrued bonus	—	(1,336)
Basis differences in property and equipment	(1,080)	—
State and local taxes	—	(3,192)

	(3,742)	(9,882)

Total—net	$18,227	$20,311

The net deferred tax asset is recorded in the Company’s balance sheet as follows:

	January 28,	January 29,
	2006	2005
	(In thousands)
Current deferred tax asset	$18,591	$20,261
Non-current deferred tax (liability) asset	(364)	50

Total — net	$18,227	$20,311

Prior to the completion of its initial public offering, the Company filed a consolidated federal income tax return with RVI and its other subsidiaries. The allocation of the RVI current consolidated federal income tax to its subsidiaries historically was in accordance with SFAS No. 109, Accounting for Income Taxes. RVI used the “parent company down” approach in allocating the consolidated amount of current and deferred tax expense to its subsidiaries. For the current fiscal year the Company will file its own tax return for the stub period subsequent to the initial public offering.

The net operating loss deferred tax assets consist of a state and local component. These net operating losses are available to reduce state and local taxable income for the fiscal years 2006 to 2023.

8.	OTHER BENEFIT PLANS

The Company participates in a 401(k) Plan (the “Plan”) through the shared services agreement with RVI. Employees who attain age twenty-one are eligible to defer compensation as of the first day of the month following 60 days of employment and may contribute up to thirty percent of their compensation to the Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the Plan, the Company matches employee deferrals into the Plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year. The Company incurred costs associated with the 401(k) Plan of $1.1 million, $0.7 million, and $0.9 million for fiscal years 2005, 2004 and 2003, respectively.

9.	STOCK OPTION PLANS

The Company has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of the Company and affiliates, consultants as defined, and directors of the Company. Options generally vest 20% per year on a cumulative basis. Options granted under the 2005 Equity Incentive Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, the Company did not have a stock option plan or any equity units outstanding.

In 2005, the Company issued 17,000 stock units to directors who are not employees of the Company or RVI. Stock units will be automatically granted to each director who is not an employee of the Company or Retail Ventures on the date of each annual meeting of the shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of their annual retainer (excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of DSW stock on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of their compensation paid in the form of restricted stock units. Stock units granted to non-employee directors vest and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share.

In addition, the Company granted 131,000 restricted stock units to employees during fiscal 2005. Restricted stock units generally cliff vest at the end of four years. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.

The following table summarizes the Company’s stock option plan and related per share Weighted Average Exercise Prices (“WAEP”) (shares in thousands):

	January 28, 2006
	Shares	WAEP
Outstanding beginning of year	—	—
Granted	937	$19.53
Exercised	(1)	19.00
Canceled	(22)	19.00

Outstanding end of year	914	$19.54

Options exercisable end of year	30	$19.00

Shares available for additional grants	3,536

The following table summarizes information about stock options outstanding as of January 28, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP
$19.00 — $20.00	829	9 years	$19.00	30	$19.00
$20.01 — $25.00	73	10 years	$24.52
$25.01 — $30.00	12	10 years	$26.84
10.	COMMITMENTS AND CONTINGENCIES

As previously reported, on March 8, 2005 RVI announced that it had learned of the theft of credit card and other purchase information from a portion of the Company’s customers. On April 18, 2005, RVI issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.

DSW and RVI contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in several legal proceedings arising out of this incident, which seek unspecified monetary damages, credit monitoring and other relief. After consultation with counsel, the Company believes that the damages arising out of these legal proceedings will not exceed the reserves the Company currently has recorded.

In connection with this matter, the Company entered into a consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the final order on March 14, 2006, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580.

The Company has not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order, the Company will pay no fine or damages. The Company has agreed, however, to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.

There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future. The Company has contested and will continue to vigorously contest the claims made against it and will continue to explore its defenses and possible claims against others.

The Company estimates that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. At January 28, 2006, the balance of the reserve was $4.8 million.

Although difficult to quantify, since the announcement of the theft, the Company has not discerned any material negative effect on sales trends it believes is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these proceedings will not be material. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revises the estimates. Revisions in our estimates and potential liability could materially impact the Company’s results of operations.

11.	SEGMENT REPORTING

The Company is managed in two operating segments: DSW owned stores and leased departments. All of the operations are located in the United States. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. The tables below present segment information (in thousands):

	DSW	Leased
	Stores	Departments	Total
As of January 28, 2006
Net sales	$1,023,501	$120,560	$1,144,061
Gross profit	298,082	17,637	315,719
Capital expenditures	25,379	158	25,537
Total assets	479,364	28,351	507,715

As of January 29, 2005
Net sales	$870,692	$90,397	$961,089
Gross profit	256,159	14,052	270,211
Capital expenditures	32,633	1,342	33,975
Total assets	376,997	18,440	395,437

As of January 31, 2004
Net sales	$720,635	$70,713	$791,348
Gross profit	193,600	9,327	202,927
Capital expenditures	19,384	2,940	22,324

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Thirteen weeks ended
	April 30,	July 30,	October 29,	January 28,
(in thousands except per share data)	2005	2005	2005	2006
Net sales	$281,806	$276,211	$302,240	$283,804
Cost of sales	(199,008)	(199,848)	(219,221)	(210,265)

Gross profit	82,798	76,363	83,019	73,539
Operating expenses	(67,745)	(55,675)	(65,292)	(56,895)

Operating profit	15,053	20,688	17,727	16,644
Interest (expense) income, net:
Non-related	(849)	(1,092)	149	879
Related parties	(2,672)	(3,920)	—	—

Income before income taxes	11,532	15,676	17,876	17,523
Income taxes expense	(4,552)	(6,425)	(6,965)	(7,484)

Net income	$6,980	$9,251	$10,911	$10,039

Earnings per share(1):

Basic	$0.25	$0.28	$0.25	$0.23
Diluted	$0.25	$0.28	$0.25	$0.23

	Thirteen weeks ended
	May 1,	July 31,	October 30,	January 29,
(in thousands except per share data)	2004	2004	2004	2005
Net sales	$232,559	$234,403	$262,444	$231,683
Cost of sales	(164,972)	(167,464)	(184,991)	(173,451)

Gross profit	67,587	66,939	77,453	58,232
Operating Expenses	(53,782)	(51,305)	(60,664)	(48,351)

Operating profit	13,805	15,634	16,789	9,881
Interest expense, net:
Non-related	(726)	(745)	(989)	(274)
Related parties	—	—	—	—

Income before income taxes	13,079	14,889	15,800	9,607
Provision for income taxes	(5,263)	(5,992)	(6,358)	(807)

Net income	$7,816	$8,897	$9,442	$8,800

Basic and diluted earnings per share(1)	$0.28	$0.32	$0.34	$0.32

(1)	The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	January 28,	January 29,	January 31,
(in thousands)	2006	2005	2004
Cash paid during the period for:
Interest:
Non-related parties	$1,985	$2,138	$2,121
Related parties	6,591

Income taxes	14,649	3,998	898

Noncash investing and operating activities:
Changes in accounts payable due to asset purchases	193	381	214
******

SUPPLEMENTAL SCHEDULE
DSW INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charges to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Deductions	of Period
Allowance deduction from
asset to which it applies:

Inventory Reserve:
Year Ended:
1/31/2004	$11,389	$3,730		$3,614	$11,505
1/29/2005	11,505	2,697			14,202
1/28/2006	14,202	5,548		533	19,217

Allowance for Sales Returns:
Year Ended:
1/31/2004	619	786			1,405
1/29/2005	1,405	176		109	1,472
1/28/2006	1,472	1,394		1,294	1,572

Store Closing Reserve:
Year Ended:
1/31/2004	128	1,249		574	803
1/29/2005	803	129		400	532
1/28/2006	532	0		250	282

S-1

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Amended Articles of Incorporation of the registrant.*
3.2	Amended and Restated Code of Regulations of the registrant.*
4.1	Specimen Class A Common Shares certificate.*
4.2	Second Amended and Restated Registration Rights Agreement, dated as of July 5, 2005, by and among Retail Ventures, Inc., Cerberus Partners, L.P., Schottenstein Stores Corporation and Back Bay Funding LLC. Incorporated by reference to Exhibit 4.2 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
4.3	Exchange Agreement, dated July 5, 2005, by and between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.4 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
4.4	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Cerberus Partners, L.P. Incorporated by reference to Exhibit 4.1 to Retail Ventures’ Form 8-K (file no. 1-10767) filed October 19, 2005.
4.5	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.2 to Retail Ventures’ Form 8-K (file no. 1-10767) filed October 19, 2005.
4.6	Form of Conversion Warrant issued by Retail Ventures, Inc. to Cerberus Partners, L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.
4.7	Form of Term Loan Warrant issued by Retail Ventures, Inc. to Millennium Partners, L.P. Incorporated by reference to Exhibit 4.1 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed December 8, 2005.
10.1	Corporate Services Agreement, dated June 12, 2002, between Retail Ventures and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.6 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed June 18, 2002.
10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Retail Ventures, Schottenstein Stores Corporation and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc., Schottenstein Management Company and DSW Inc. related thereto. Incorporated by reference to Exhibit 5 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.2	Employment Agreement, dated March 4, 2005, between Deborah L. Ferrée and DSW Inc.**#
10.3	Employment Agreement, dated June 1, 2005, between Peter Z. Horvath and DSW Inc.**#
10.4	Employment Agreement, dated June 1, 2005, between Douglas J. Probst and DSW Inc.**#
10.5	Employment Agreement, dated December 1, 2005, between Kevin Lonergan and DSW Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 24, 2006.#
10.6	Employment Agreement, dated June 26, 2005, between Derek Ungless and DSW Inc.*#
10.7	Summary of Director Compensation.*#
10.11	Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders.*
10.15	Lease, dated March 22, 2000, by and between East Fifth Avenue, LLC, an affiliate of Schottenstein Stores Corporation, as landlord, and Shonac, as tenant, re: warehouse facility and corporate headquarters. Incorporated by reference to Exhibit 10.60 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 28, 2000.
10.16	Form of Common Stock Purchase Warrants (with respect to the stock of Retail Ventures) issued to Cerberus Partners, L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.5 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed June 18, 2002.
10.17	Form of Conversion Warrant to be issued by Retail Ventures to Schottenstein Stores Corporation and Cerberus Partners, L.P.**
10.23	DSW Inc. 2005 Equity Incentive Plan.*#
10.23.1	Form of Restricted Stock Units Award Agreement for Employees.**#
10.23.2	Form of Stock Units for automatic grants to non-employee directors.**#
10.23.3	Form of Stock Units for conversion of non-employee directors’ cash retainer.**#
10.23.4	Form of Non-Employee Directors’ Cash Retainer Deferral Election Form.**#
10.23.5	Form of Nonqualified Stock Option Award Agreement for Consultants.**#
10.23.6	Form of Nonqualified Stock Option Award Agreement for Employees.**#
10.24	DSW Inc. 2005 Cash Incentive Compensation Plan.*#
10.25	Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW. Incorporated by reference to Exhibit 10.1 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.26	Shared Services Agreement, dated as of January 30, 2005, between Retail Ventures, Inc. and DSW. Incorporated by reference to Exhibit 10.2 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.27	Tax Separation Agreement, dated July 5, 2005, among Retail Ventures, Inc. and its affiliates and DSW Inc. and its affiliates. Incorporated by reference to Exhibit 10.3 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.28	Supply Agreement, effective as of January 30, 2005, between Filene’s Basement and DSW. Incorporated by reference to Exhibit 10.6 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.29	Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.

E-1

Exhibit
No.	Description
10.29.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.30	Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.
10.30.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.31	Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.
10.31.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.32	Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.33	Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation d/b/a DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.33.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1, to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.34	Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of Schottenstein Stores Corporation, and Shonac corporation (assignee of Schottenstein Stores Corporation d/b/a Value City Furniture through Assignment of Tenant’s Leasehold Interest and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.34.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.35	Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.35.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.36	Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and Schottenstein Stores Corporation-Polaris LLC, an affiliate of Schottenstein Stores Corporation, as modified by Sublease Agreement, dated April 30, 2002, by and between Schottenstein Stores Corporation-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc., as sublessee (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.36.1	Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.37	Lease, dated August 30, 2002, by and between JLP-Cary, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.37.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Retail Ventures’ Form 10-K/A (file No. 1-10767) filed May 12, 2005.

E-2

Exhibit
No.	Description
10.38	Lease, dated August 30, 2002, by and between JLP-Madison, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.38.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.39	Sublease, dated May 2000, by and between Schottenstein Stores Corporation, as sublessor, and Shonac Corporation d/b/a DSW Shoe Warehouse, Inc., as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.39.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc. as assignee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.40	Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.40.1	Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.41	Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.41.1	Assignment and Assumption Agreement, dated March 18, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.42	Sublease Agreement, dated June 12, 2000, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Fairfax, VA DSW store.**
10.42.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Fairfax, VA DSW store.**
10.43	Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrilville, IN DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.**
10.43.1	License Agreement, dated August 30, 2002, by and between Value City Department Stores, Inc. and Shonac Corporation, re: Merrillville, IN DSW store.**
10.44	Form of Indemnification Agreement between DSW Inc. and its officers and directors.**
10.45	Agreement of Lease, dated April 7, 2006, by and between JLP-Harvard Park, LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Chagrin Highlands, Warrendale, Ohio DSW store.*
21.1	List of Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP.*
24.1	Powers of Attorney.*
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.*
32.1	Section 1350 Certification – Principal Executive Officer.*
32.2	Section 1350 Certification – Principal Financial Officer.*

*	Filed herewith.

**	Previously filed as the same Exhibit Number to the Company’s Form S-1 filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005, and incorporated herein by reference.

#	Management contract or compensatory plan or arrangement.

E-3