Form 10-Q
period 2006-04-29
DSW Inc.
filed 2006-06-08
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of outstanding Class A Common Shares, without par value, as of May 31, 2006 was 16,198,528 and Class B Common Shares, without par value, as of May 31, 2006 was 27,702,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	April 29,	January 28,
	2006	2006

ASSETS
Cash and equivalents	$159,288	$124,759
Accounts receivable, net	4,144	4,039
Receivables from related parties	12	49
Inventories	225,183	216,698
Prepaid expenses and other assets	12,230	13,981
Deferred income taxes	18,648	18,591

Total current assets	419,505	378,117

Property and equipment, net	95,188	95,921
Goodwill	25,899	25,899
Tradenames and other intangibles, net	6,000	6,216
Deferred income taxes and other assets	1,882	1,562

Total assets	$548,474	$507,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$96,072	$78,889
Accounts payable to related parties	4,761	6,631
Accrued expenses:
Compensation	4,373	9,933
Taxes	21,016	9,557
Advertising	10,215	8,586
Other	24,645	25,993

Total current liabilities	161,082	139,589

Other noncurrent liabilities	64,215	63,410
Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,198,528 and 16,190,088 issued and outstanding, respectively	279,651	281,119
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	43,526	26,007
Deferred compensation		(2,410)

Total shareholders’ equity	323,177	304,716

Total liabilities and shareholders’ equity	$548,474	$507,715

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended
	April 29,	April 30,
	2006	2005

Net sales	$316,487	$281,806
Cost of sales	(223,200)	(199,008)

Gross profit	93,287	82,798
Operating expenses	(65,398)	(67,745)

Operating profit	27,889	15,053
Interest income (expense), net
Non-related parties	1,324	(849)
Related parties		(2,672)

Earnings before income taxes	29,213	11,532
Income tax provision	(11,694)	(4,552)

Net income	$17,519	$6,980

Basic and diluted earnings per share:
Basic	$0.40	$0.25
Diluted	$0.40	$0.25

Shares used in per share calculations:
Basic	43,896	27,703
Diluted	44,144	27,703
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of
	Class A	Class B	Class A	Class B		Deferred
	Common	Common	Common	Common	Retained	Compensation
	Shares	Shares	Shares	Shares	Earnings	Expense	Total

Balance, January 29, 2005		27,703		$101,442	$77,384		$178,826

Net income					6,980		6,980
Dividend to parent				(101,442)	(63,558)		(165,000)

Balance, April 30, 2005		27,703		$0	$20,806		$20,806

Balance, January 28, 2006	16,190	27,703	$281,119	$0	$26,007	$(2,410)	$304,716

Net income					17,519		17,519
Reclassification of unamortized deferred compensation			(2,410)			2,410
Stock units granted	1		14				14
Exercise of stock options	8		152				152
Tax benefit related to stock options exercised			35				35
Stock based compensation expense, before related tax effects			741				741

Balance, April 29, 2006	16,199	27,703	$279,651	$0	$43,526	$0	$323,177

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 29,	April 30,
	2006	2005
Cash flows from operating activities:
Net income	$17,519	$6,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,901	4,719
Amortization of debt issuance costs	30	98
Stock based compensation expense	741
Deferred income taxes	(217)	(3,213)
Loss on disposal of assets	319	14
Grants of director stock units	14
Change in working capital, assets and liabilities:
Accounts receivable	(105)	(774)
Accounts receivable from related parties	37
Inventories	(8,485)	(20,071)
Prepaid expenses and other assets	1,561	(5,136)
Advances to/from affiliates		24,325
Accounts payable	14,973	9,636
Proceeds from lease incentives	1,624	1,828
Other noncurrent liabilities	(819)	632
Accrued expenses	6,141	6,752

Net cash provided by operating activities	38,234	25,790

Cash flows from investing activities:
Capital expenditures	(3,892)	(5,315)

Net cash used in investing activities	(3,892)	(5,315)

Cash flows from financing activities:
Net decrease in revolving credit facility		(15,000)
Debt issuance costs		(96)
Proceeds from exercise of stock options	152
Tax benefit related to stock options exercised	35

Net cash provided by (used in) financing activities	187	(15,096)

Net increase in cash and equivalents	34,529	5,379
Cash and equivalents, beginning of period	124,759	8,339

Cash and equivalents, end of period	$159,288	$13,718

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BUSINESS OPERATIONS
DSW Inc. (“DSW”) and its wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as DSW or the Company. Prior to December 2004, DSW was a wholly-owned subsidiary of Value City Department Stores, Inc., a wholly-owned subsidiary of Retail Ventures, Inc. (“RVI” or “Retail Ventures”). In December 2004, RVI completed a corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City Department Stores LLC (“Value City”), another wholly-owned subsidiary of RVI. In turn, Value City transferred all of the issued and outstanding shares of DSW to RVI in exchange for a promissory note. On June 29, 2005, DSW commenced an initial public offering (“IPO”) that closed on July 5, 2005. DSW’s Class A common stock is listed on the New York Stock Exchange trading under the symbol “DSW”.

DSW operates in two segments and sells better-branded footwear in both. DSW stores also sell accessories. As of April 29, 2006, DSW operated a total of 204 stores located throughout the United States as one segment. These DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. DSW also operates leased shoe departments for three non-affiliated retailers and one affiliated retailer in our leased department segment. DSW entered into supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Inc. (“Stein Mart”), Gordmans, Inc. (“Gordmans”) and Frugal Fannie’s Fashion Warehouse (“Frugal Fannie’s”) as of July 2002, June 2004 and September 2003, respectively. DSW has operated leased shoe departments for Filene’s Basement, Inc. (“Filene’s Basement”), a wholly-owned subsidiary of RVI, since its acquisition by RVI in March 2000. Effective as of January 30, 2005, we updated and reaffirmed our contractual arrangement with Filene’s Basement. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement) and provides supervisory assistance in these covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. DSW pays a percentage of net sales as rent. As of April 29, 2006, DSW supplied 158 leased departments for Stein Mart, 57 for Gordmans, 25 for Filene’s Basement and one for Frugal Fannie’s.

DSW opened five new DSW stores during the three months ended April 29, 2006 and seven new DSW stores during the three months ended April 30, 2005. In addition, during the three months ended April 30, 2005, DSW re-categorized two DSW stores as leased departments.
2. INITIAL PUBLIC OFFERING
On July 5, 2005, DSW closed on its IPO of 16,171,875 Class A Common Shares raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. DSW used the net proceeds of the offering to repay $196.6 million of intercompany indebtedness, including interest, owed to RVI and for working capital and general corporate purposes, including the paying down of $20 million outstanding on RVI’s old secured revolving credit facility and $10 million intercompany advance. The 410.09 common shares of DSW held by RVI outstanding at January 29, 2005 were changed to

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
27,702,667 Class B Common Shares. It is the 27,702,667 Class B Common Shares which are being used in the prior period’s calculation of earnings per share. Subsequent to the IPO, the transactions between DSW and RVI and its other subsidiaries are settled in accordance with a shared services agreement and resulted in the advances from affiliates being classified as a current receivable or payable, as appropriate. At April 29, 2006, Retail Ventures owned approximately 63.1% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares.
3. BASIS OF PRESENTATION
The accompanying unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 13, 2006 (the “2005 Annual Report”).
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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R requires the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this standard was originally established to be interim and annual periods beginning after June 15, 2005.

In April 2005, the SEC delayed the compliance date for SFAS No. 123R until the beginning of DSW’s 2006 fiscal year. Effective January 29, 2006, the Company adopted SFAS No. 123R. The impact of adoption to the Company’s results of operations is presented in Note 5.

FASB Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”) was issued in May 2005. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this new

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
pronouncement in fiscal 2006 was not material to the Company’s financial condition, results of operations or cash flows.
5. STOCK BASED COMPENSATION
The Company has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of the Company and affiliates, consultants (as defined in the plan), and directors of the Company. Options generally vest 20% per year on a cumulative basis. Options granted under the 2005 Equity Incentive Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, the Company did not have a stock option plan or any equity units outstanding.

On January 29, 2006, DSW adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) SFAS No. 123R relating to its stock-based compensation plans. Prior to January 29, 2006, DSW had accounted for stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB 25, compensation expense for employee stock options was generally not recognized for options granted that had an exercise price equal to the market value of the underlying common shares on the date of grant.

Under the modified prospective method of SFAS No. 123R, compensation expense was recognized during the three months ended April 29, 2006, for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and for all stock based payments granted after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense was recorded in operating expenses in the condensed consolidated statement of income. The Company’s financial results for the prior periods have not been restated.

During the three months ended April 29, 2006, the Company recorded stock based compensation expense of approximately $0.7 million.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company uses the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in operating expenses in the condensed consolidated statement of income.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options

Forfeitures are estimated at the grant date based on historical rates of the parent company’s stock option activity and reduce the compensation expense recognized. The expected term of options granted is derived from historical data of the parent company’s stock options due to the limited historical data on the DSW stock activity and was five years for the three months ended April 29, 2006. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW common shares combined with the historical volatility of four similar companies’ common shares, due to the relative short historical trading history of the DSW common shares. The expected volatility used for the three months ended April 29, 2006 was 42.62%. The expected dividend yield curve is zero, which is based on the Company’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in the Company’s credit facility.

The weighted-average fair value of each option granted for the three months ended April 29, 2006 was $13.24 per share.

The following table summarizes the Company’s stock option plans and related Weighted Average Exercise Prices (“WAEP”) for the three months ended April 29, 2006 (in thousands, except WAEP amounts):

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Shares	WAEP	Contract Life	Value
Outstanding beginning of period	914	$19.54
Granted	107	29.76
Exercised	(8)	19.00
Forfeited	(36)	19.00

Outstanding end of period	977	$20.68	9 years	$10,380

Options exercisable end of period	44	$19.00	9 years	$541

Shares available for additional grants	3,465

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the three months ended April 29, 2006 was $0.1 million.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of April 29, 2006, the total compensation cost related to nonvested options not yet recognized was approximately $3.1 million with a weighted average expense recognition period remaining of 4.3 years. The total fair value of options that vested during the three months ended April 29, 2006 was $0.2 million.
The following table summarizes information about options outstanding as of April 29, 2006:

			Options Outstanding
				Weighted
				Average
				Remaining
				Contract		Options Exercisable
Range of Exercise Prices			Shares	Life	WAEP	Shares	WAEP
$19.00	—	$20.00	785,900	9 years	$19.00	44,000	$19.00
$20.01	—	$25.00	73,300	10 years	$24.52
$25.01	—	$30.00	56,300	10 years	$27.57
$30.01	—	$32.00	61,900	10 years	$31.21
Restricted Stock Units

The Company granted approximately 131,000 restricted stock units to employees during fiscal 2005. Restricted stock units generally cliff vest at the end of four years and expire ten years from the grant date. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.

Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. DSW did not award any restricted stock units during the three months ended April 29, 2006 and no restricted stock units vested or were forfeited during the quarter. The weighted average fair value of the nonvested restricted stock units at the beginning and the end of the period was $20.46 per unit. The total aggregate intrinsic value of nonvested restricted stock units at April 29, 2006 was $4.1 million and the weighted average remaining contractual life was nine years. As of April 29, 2006, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.2 million with a weighted average expense recognition period remaining of 3.0 years.

Director Stock Units

In 2005, the Company issued approximately 17,000 stock units to directors who are not employees of the Company or Retail Ventures. Stock units will be automatically granted to each director who is not an employee of the Company or Retail Ventures on the date of each annual meeting of the shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of their annual retainer (excluding any amount paid for service as the chair of a board committee) by the fair

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
market value of a share of DSW stock on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of their compensation paid in the form of restricted stock units. Stock units granted to non-employee directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share.
6. EARNINGS PER SHARE
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

	Three months ended
	April 29,	April 30,
	2006	2005

	(in thousands)
Weighted average shares outstanding	43,896	27,703
Assumed exercise of dilutive stock options	117
Assumed exercise of dilutive restricted stock units	131

Number of shares for computation of dilutive earnings per share	44,144	27,703

For the three months ended April 29, 2006, all potentially dilutive stock options were dilutive. For the three months ended April 30, 2005, there were no potentially dilutive instruments outstanding.

7.	LONG-TERM OBLIGATIONS

DSW $150 Million Credit Facility

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

Under this new facility, DSW and DSWSW are named as co-borrowers. The new secured revolving credit facility has borrowing base restrictions and provides for borrowings at variable interest rates based on London Interbank Offered Rate (“LIBOR”), the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under its new secured revolving credit facility are collateralized by a lien on substantially all of DSW’s and its subsidiary’s personal property

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and a pledge of all of its shares of DSWSW. In addition, this facility contains usual and customary restrictive covenants relating to DSW’s management and the operation of its business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under this facility, it must comply with a fixed charge coverage ratio test set forth in the facility documents. At April 29, 2006 and January 28, 2006, DSW had no balance outstanding and was in compliance with the terms of the secured revolving credit facility.

Credit Facilities Under Which DSW is No Longer Obligated

In March 2005, DSW and RVI and certain of their affiliates increased the ceiling under their then-existing revolving credit facility from $350 million to $425 million. The increase of $75 million to the revolving credit facility was accomplished by amendment under substantially the same terms as the then-existing revolving credit agreement.

In March 2005, DSW declared a dividend and issued an intercompany note to RVI in the amount of $165 million. The indebtedness evidenced by this note was scheduled to mature in March 2020 and bore interest at a rate equal to LIBOR, plus 850 basis points per year.

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
8. SEGMENT REPORTING
The Company is managed in two operating segments: DSW owned stores and leased departments. All of the operations are located in the United States. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. The tables below present segment information:

	DSW	Leased
	Stores	Departments	Total
		(in thousands)
Three months ended April 29, 2006:
Net sales	$283,813	$32,674	$316,487
Gross profit	87,187	6,100	93,287
Capital expenditures	4,115	117	4,232

As of April 29, 2006:
Total assets	521,873	26,601	548,474

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	DSW	Leased
	Stores	Departments	Total
	(in thousands)
Three months ended April 30, 2005:
Net sales	$251,310	$30,496	$281,806
Gross profit	77,743	5,055	82,798
Capital expenditures	5,465	114	5,579

As of January 28, 2006:
Total assets	479,364	28,351	507,715
9. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended
	April 29,	April 30,
	2006	2005
	(in thousands)
Cash paid during the period for:
Interest to non-related parties	$5	$1,021
Income taxes	$2,605	$494

Noncash investing and operating activities – Changes in accounts payable due to asset purchases	$340	$264
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

DSW and RVI contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in several legal proceedings arising out of this incident, including four putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In connection with this matter, DSW entered into a consent order with the Federal Trade Commission, (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the final order on March 14, 2006, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580.

DSW has not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order, DSW will pay no fine or damages. DSW has agreed, however, to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.

There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future. The Company has contested and will continue to vigorously contest the claims made against it and will continue to explore its defenses and possible claims against others.

The Company estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, range from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of April 29, 2006, the remaining balance of the associated accrual for potential exposure was $4.6 million.

Although difficult to quantify, since the announcement of the theft, the Company has not discerned any material negative effect on sales trends it believes is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.

The Company is involved in various other legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the minimum estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these legal proceedings will not be material. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises the estimates. Revisions in the Company’s estimates and potential liability could materially impact its results of operations and financial condition.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. SUBSEQUENT EVENT
On May 30, 2006, the Company entered into an Amended and Restated Supply Agreement (the “Agreement”) to supply shoes to Stein Mart. Under the terms of the Agreement, the Company will be the exclusive supplier of shoes (the “Merchandise”) to all Stein Mart stores that have shoe departments. As of April 29, 2006, the Company supplied Merchandise to 158 Stein Mart stores. The Company will own the Merchandise until the Merchandise is sold to the customer. The Company will receive a percentage of the net revenue generated from the sale of the Merchandise consistent with the previous agreement as now amended. The Agreement terminates on December 31, 2009, but will automatically extend for another three years in the event that neither party gives notice of its intent not to renew.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “Company”, “we”, “us”, and “our” refers to DSW Inc. (“DSW”) and its wholly owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”).
Company Overview
DSW is a leading U.S. specialty branded footwear retailer operating 204 DSW stores in 33 states as of April 29, 2006. We offer in our DSW stores a combination of selection, convenience and value that we believe differentiates us from our competitors such as mall-based department stores, national chains and independent shoe retailers and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition to operating DSW stores, as of April 29, 2006, we operated a total of 216 leased shoe departments for three non-affiliated retailers, including 158 leased shoe departments for Stein Mart, Inc. (“Stein Mart”); 57 for Gordman’s, Inc. (“Gordmans”); and one for Frugal Fannie’s Fashion Warehouse (“Frugal Fannie’s”). As of April 29, 2006, we also operated 25 leased shoe departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures. We plan to further strengthen our position as a leading specialty branded footwear retailer by pursuing three primary strategies for growth — expanding our store base, driving sales through enhanced merchandising and continuing to improve profitability.
Forward-Looking Statements
Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q, including information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” in our Annual Report on Form 10-K, as supplemented by Item 1A, Part II of this Report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we may have projected. Any forward-looking statements you read in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.
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
We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $19.6 million on April 29, 2006 and $19.2 million at January 28, 2006.

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

•	Asset Impairment and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, estimated on discounted cash flow. Should an impairment loss be realized, it will be included in cost of sales. The amount of impairment losses recorded in fiscal 2005 was $0.2 million, all of which was recorded in the fourth quarter. No impairment losses have been recorded during the three months ended April 29, 2006.

We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, our conclusion regarding asset impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers compensation and casualty insurance exceed those anticipated, reserves recorded may not be sufficient, and, to the extent actual results vary from assumptions, earnings would be impacted.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty and provide us with the ability to communicate with our customers and enhance our understanding of their spending trends. Upon reaching the target spending level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to operating expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of April 29, 2006 and January 28, 2006 was $10.2 million and $8.3 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be

      realized. If management had made these determinations on a different basis, our tax expense, assets and liabilities could be       different.
Results of Operations
As of April 29, 2006, we operated 204 DSW stores in 33 states, and leased shoe departments in 158 Stein Mart stores, 57 Gordmans stores, 25 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in two segments, defined as DSW stores and leased departments. The leased departments are comprised of leased shoe departments in Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	Three months ended
	April 29,	April 30,
	2006	2005

Net sales	100.0%	100.0%
Cost of sales	(70.5)	(70.6)

Gross profit	29.5	29.4
Operating expenses	(20.7)	(24.1)

Operating profit	8.8	5.3

Interest income (expense), net	0.4	(1.2)

Earnings before income taxes	9.2	4.1
Income tax provision	(3.7)	(1.6)

Net income	5.5%	2.5%

THREE MONTHS ENDED April 29, 2006 COMPARED TO THREE MONTHS ENDED April 30, 2005
Net Sales. Net sales for the thirteen week period ended April 29, 2006 increased by 12.3%, or $34.7 million, to $316.5 million from $281.8 million in the thirteen week period ended April 30, 2005. Our comparable store sales in the first quarter of fiscal 2006 improved 4.2% compared to the first quarter of fiscal 2005. The increase in DSW sales includes a net increase of 27 DSW stores and ten non-affiliated leased shoe departments. The DSW store locations opened subsequent to April 30, 2005 added $21.1 million in sales for the quarter ended April 29, 2006, while the leased shoe departments opened subsequent to April 30, 2005 added $1.0 million for the quarter ended April 29, 2006. Leased shoe department sales comprised 10.3% of total net sales in the first quarter of fiscal 2006, compared to 10.8% in the first quarter of fiscal 2005.
For the first quarter of fiscal 2006, DSW comparable store sales increased in women’s by 5.5%, athletic by 3.2%, men’s by 1.7%, and accessories by 3.1%. Sales increases in the women’s category were driven by increases in the seasonal classes, while the increase in the athletic category was the result of an increase in the women’s and men’s fashion classes. The increase in men’s was driven by the young men’s class. The increase in the accessories category was driven by an increase in gifts.

Gross Profit. Gross profit increased $10.5 million to $93.3 million in the first quarter of fiscal 2006 from $82.8 million in the first quarter of fiscal 2005, and increased as a percentage of net sales from 29.4% in the first quarter of fiscal 2005 to 29.5% in the first quarter of fiscal 2006. The margin for the first quarter of fiscal 2006 was positively affected by an increased initial markup, a reduction of the internal shrink accrual rate to the comparable prior year period and decreased warehouse expense. Those positive factors were mostly offset by an increase in markdowns and increase in occupancy expense. The store occupancy expense increased from 12.6% of net sales in the first quarter of fiscal 2005 to 12.9% of net sales in the first quarter of fiscal 2006. The increase in store occupancy expense is the result of increases in lease expense for new stores. Warehouse expense as a percentage of net sales decreased from 1.7% in the first quarter of fiscal 2005 to 1.1% in the first quarter of fiscal 2006. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information and increased unit volumes.
Operating Expenses. For the first quarter of fiscal 2006, operating expenses decreased $2.3 million to $65.4 million from $67.7 million in the first quarter of fiscal 2005, which represented 20.7% and 24.1% of net sales, respectively. The favorable operating percent was in part the result of leveraging store expenses and marketing, and a reduction in pre-opening costs. In addition, operating costs for the first quarter of fiscal 2005 included a charge of $6.5 million related to an estimate for potential losses related to the theft of credit card and other purchase information. Operating expenses for the first quarter of fiscal 2006 include $0.9 million in pre-opening costs compared to $1.5 million in pre-opening costs in the first quarter of fiscal 2005. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period. Included in operating expenses is the related operating cost, excluding occupancy, associated with operating the leased shoe departments. The DSW stores and leased shoe departments that opened subsequent to April 30, 2005 added $3.4 million in expenses compared to the first quarter of fiscal 2005, excluding pre-opening and occupancy (excluding depreciation and amortization) expenses.
Operating Profit. Operating profit was $27.9 million in the first quarter of fiscal 2006 compared to $15.1 million in the first quarter of fiscal 2005, and increased as a percentage of net sales from 5.3% in the first quarter of fiscal 2005 to 8.8% in the first quarter of fiscal 2006. Operating profit as a percentage of net sales was impacted by the leveraging of operating expenses and the estimate for potential losses related to the theft of credit card and other purchase information that was incurred in the prior fiscal year.
Interest Income (Expense). Interest income for the first quarter of fiscal 2006 was $1.3 million as compared to $3.5 million of interest expense for the first quarter of fiscal 2005. Interest income for the quarter was the result of investment activity from funds generated by the IPO and from operations. The interest expense incurred in the first quarter of fiscal 2005 includes $2.7 million of interest due to RVI relating to $165.0 million of indebtedness incurred to fund a dividend and $0.7 million of interest on direct borrowings under the Value City Revolving Credit Facility.
Income Taxes. Our effective tax rate for the first quarter of fiscal 2006 was 40.0%, compared to 39.5% for the first quarter of fiscal 2005.
Net Income. For the first quarter of fiscal 2006, net income increased $10.5 million, or 151.0%, over the first quarter of fiscal 2005 and represented 5.5% and 2.5% of net sales, respectively. This increase was primarily the result of the decrease in operating expenses due to the leveraging of operating expenses and the $6.5 million charge in the prior fiscal year for estimated potential losses related to the theft of credit card and other purchase information and the interest income during the period as opposed to having interest expense in the prior fiscal year.
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
Liquidity and Capital Resources
Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our expansion, the remodeling of existing stores and infrastructure growth. Since our IPO in July 2005, we have funded our expenditures with cash flows from operations. Prior to the IPO, we funded our expenditures with cash flows from operations and borrowings under the Value City credit facilities to which we had been a party, as described below. Our working capital and inventory levels typically build seasonally. We believe that we will be able to continue to fund our operating requirements and the expansion of our business pursuant to our growth strategy in the future with existing cash, cash flows from operations and borrowings under the DSW secured revolving credit facility, if necessary.
For the thirteen week period ended April 29, 2006, our net cash provided by operations was $38.2 million, compared to $25.8 million provided by operations for the thirteen week period ended April 30, 2005. The $12.4 million increase in cash provided by operations over the comparable period is primarily due to increased net income and an increase in accounts payable partially offset by an increase in inventory.
Net working capital increased $19.9 million to $258.4 million at April 29, 2006 from $238.5 million at January 28, 2006, primarily due to increased cash and inventory related to new stores opened in fiscal 2006. Current assets divided by current liabilities at April 29, 2006 and January 28, 2006 were 2.6 and 2.7, respectively.
Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. In fiscal 2005, we opened 29 new DSW stores. We plan to open approximately 30 stores per year in each of the next four fiscal years. During fiscal 2005, the average investment required to open a typical new DSW store was approximately $1.4 million. Of this amount, gross inventory typically accounted for approximately $680,000, fixtures and leasehold improvements typically accounted for approximately $460,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $280,000. We plan to finance investment in new stores with existing cash and cash flows from operating activities.
$150 Million Secured Revolving Credit Facility. Simultaneously with the amendment and restatement of the Value City revolving credit facility described below, DSW entered into a new $150 million secured revolving credit facility with a term of five years. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under the secured revolving credit facility are secured by a lien on substantially all of our and our subsidiary’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At April 29, 2006 and January 28, 2006, $141.0 and $136.4 million was available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. At April 29, 2006 and January 28, 2006, $9.0 and $13.6 million in letters of credit were issued and outstanding.
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
Following completion of our initial public offering, DSW’s intercompany activities have been limited to those arrangements set forth in the shared services agreement and the other agreements between DSW and Retail Ventures. DSW no longer concentrates its cash from the sale of merchandise into Retail Ventures’ accounts but into its own DSW accounts. DSW pays for its own merchandise, expenses and capital additions from newly established disbursement accounts. Any intercompany payments are made pursuant to the terms of the shared services agreement and other agreements between DSW and Retail Ventures.
The DSW Separation from Retail Ventures
Upon completion of our initial public offering in July 2005, Retail Ventures amended or terminated the existing credit facilities and other debt obligations of Value City and its other affiliates, including certain facilities under which DSW had rights and obligations as a co-borrower and/or co-guarantor. DSW is no longer a party to any of these agreements.

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
The Value City Term Loan Facility. Prior to completion of our initial public offering in July 2005, we were party to a Financing Agreement, as amended, among Cerberus Partners L.P. (“Cerberus”), as agent and lender, and Schottenstein Stores Corporation (“SSC”) as lender, and the other parties named as co-borrowers therein, originally entered into in June 2002. Upon the completion of our initial public offering, this term loan agreement was amended and restated and we were released from our obligations as a party thereto.
Under the terms of this term loan agreement, SSC and Cerberus each provided us, Value City and the other Retail Ventures affiliates named as co-borrowers with a separate $50 million term loan comprised of two tranches with initial three-year terms. In July 2004, the maturity dates of these loans were extended until June 11, 2006. In connection with the second tranche of these term loans, Retail Ventures issued to each of Cerberus and SSC warrants to purchase 1,477,396 common shares of Retail Ventures at a purchase price of $4.50 per share, subject to adjustment. In September 2002, Back Bay Capital Funding LLC (“Back Bay”) bought from each of Cerberus and SSC a $1.5 million interest in each of the tranches of their term loans for an aggregate $6.0 million interest, and Back Bay received from each of Cerberus and SSC a corresponding portion of the warrants to purchase Retail Ventures common shares originally issued in connection with the second tranche of their term loans. Effective November 23, 2005, Millennium Partners, L.P. (“Millennium”) purchased from Back Bay term loan warrants to purchase an aggregate of 177,288 of Retail Ventures common shares, subject to adjustment. The term loans’ stated rate of interest per annum through June 11, 2004 was 14% if paid in cash and 15% if the co-borrowers elected a paid-in-kind, or PIK, option. During the first two years of the term loans, the co-borrowers could elect to pay all interest in PIK. During the final two years of the term loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if by PIK, and the PIK option was limited to 50% of the interest due. For fiscal 2002 and fiscal 2003, the co-borrowers elected to pay interest in cash.
In connection with the amendment of this term loan agreement, Retail Ventures amended the outstanding warrants to provide SSC, Cerberus and Millennium the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the then current conversion price (subject to the anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price of $19.00 per share (subject to anti-dilution provisions) or (iii) acquire a combination thereof.
Assuming an exercise price per share of $19.00, SSC and Cerberus would each receive 328,915 Class A Common Shares, and Millennium would receive 41,989 Class A Common Shares, if they exercised these warrants in full exclusively for DSW Common Shares. The warrants expire in June 2012. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of DSW Common Shares to Retail Ventures’ shareholders (it continues to evaluate financing options in light of market conditions and other factors), in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitations on exercise in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for Retail Ventures common shares.
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
In connection with the amendment and restatement of this convertible loan agreement, the $75 million convertible loan was converted into a $50 million non-convertible loan. In addition, Retail Ventures agreed to issue to SSC and Cerberus convertible warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the amended and restated loan agreement. Under the convertible warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the convertible loan (subject to antidilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price of $19.00 per share (subject to antidilution provisions) or (iii) acquire a combination thereof. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of Common Shares to Retail Ventures’ shareholders (it continues to evaluate financing options in light of market conditions and other factors), in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitation on exercise contained in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for Retail Ventures common shares.
SSC and Cerberus may acquire upon exercise of the warrants Class A Common Shares of DSW from Retail Ventures. As of April 29, 2006, assuming an exercise price per share of $19.00, SSC and Cerberus would receive 1,973,684 and 789,474 Class A Common Shares, respectively, without giving effect to anti-dilution adjustments, if any, if they exercised these warrants exclusively for DSW Common Shares.
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
Cross-Corporate Guarantees. We previously entered into cross-corporate guarantees with various financing institutions pursuant to which we, Retail Ventures, Filene’s Basement and Value City, jointly and severally, guaranteed payment obligations owed to these entities under factoring arrangements they had entered into with vendors who provided merchandise to some or all of Retail Ventures’ subsidiaries. In July 2005, we terminated these cross-corporate guarantees and no amounts remain guaranteed by us.
Contractual Obligations
DSW had outstanding letters of credit that totaled approximately $9.0 million at April 29, 2006 and $13.6 million at January 28, 2006. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payment outside of terms set forth in these arrangements.
As of April 29, 2006, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $0.3 million as of April 29, 2006. In addition, we have signed lease agreements for 20 new store locations with annual rent of approximately $7.6 million. In connection with the new lease agreements, we will receive approximately $5.8 million of tenant allowances, which will reimburse us for expenditures at these locations.
We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of April 29, 2006.
On July 5, 2005, subsequent to the IPO, we paid in full the principal balance of both the $165 and $25 million dividend notes plus accrued interest of approximately $6.6 million to RVI, $20 million outstanding on the Company’s old secured revolving credit facility and a $10 million intercompany advance from RVI used to pay down on the outstanding old credit facility borrowing.
Off-Balance Sheet Arrangements
The Company does not intend to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. As of April 29, 2006, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

Proposed Accounting Standards
The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards implemented during the quarter ended April 29, 2006.
An exposure draft of the proposed interpretation of FASB Statement No. 109, Accounting for Uncertain Tax Provisions, was issued in July 2005. The exposure draft contains proposed guidance on the recognition and measurement of uncertain tax positions. If adopted as proposed, the Company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, only if that tax position is probable of being sustained on audit based solely on the technical merits of the position. The proposed effective date for the interpretation was originally scheduled for December 31, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. In January 2006, FASB decided to make forthcoming rules on certain tax positions effective in 2007. FASB also moved to a view that such recognition should be changed from the tax position being “probable of being sustained on audit based solely on the technical merits of the position” to a less stringent benchmark of “more likely than not” that the position would be sustained on audit or final resolution through legal action of settlement. FASB expects to publish the planned rules on uncertain tax positions in 2006. The Company is currently evaluating the impact this proposed interpretation will have on its consolidated financial statements.
An exposure draft of the proposed amendment to FASB Statement no 132, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R, was issued in March 2006. This Exposure Draft would amend the FASB Statements No. 87, 88, 106 and 132R. The intent of the Exposure Draft is to require an employer to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and prior service costs and credits that arise during the period. The comment deadline on this Exposure Draft is May 31, 2006, with a planned effective date for fiscal years ending after December 31, 2006. The Company does not believe that the impact of this proposed amendment will have a material effect on its results of operations.
An exposure draft of a proposed SFAS, Fair Value Measurements, was issued in June 2004. This exposure draft defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. FASB expects to issue a final statement by June 30, 2006. The Company is currently evaluating the impact this exposure draft will have on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash and cash equivalents are maintained only with maturities of 90 days or less. Our short-term investments have interest reset periods of 35 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of April 29, 2006 and January 28, 2006, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.
Item 4. Controls and Procedures.
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
DSW and RVI contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. DSW is involved in several legal proceedings arising out of this incident, including four putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief.
In connection with this matter, DSW entered into a consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the final order on March 14, 2006, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580. DSW has not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order, DSW will pay no fine or damages. DSW has agreed, however, to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.
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
ITEM 1A. Risk Factors.
We caution that information in this Form 10-Q, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation Reform Act of 1995) and is subject to change based on various important factors. The following factors, in addition to factors previously disclosed under the caption “Risk Factors” in our last Annual Report on Form 10-K for the fiscal year-ended January 28, 2006, and other possible factors not listed, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements.
In the event that Retail Ventures completes the offering of the Mandatorily Exchangeable Notes, which Retail Ventures refers to as “PIES”, described in the Registration Statement filed by it on May 17, 2006, the offering of PIES may adversely affect the market price for DSW Class A Common Shares.
In the event that Retail Ventures completes the offering of the PIES described in the Registration Statement filed by Retail Ventures on May 17, 2006, the offering of the PIES may adversely affect the market price for DSW Class A Common Shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities. Not applicable.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers
DSW made no purchases of its Common Shares during the quarter ended April 29, 2006. We do not anticipate paying cash dividends on our Common Shares in the foreseeable future. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us or our subsidiaries, other than dividends paid in stock, and cash dividends can only be paid to Retail Ventures by us up to the aggregate amount of $5.0 million, less the amount of any loan advances made to Retail Ventures by us or our subsidiaries.

Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information. None.
Item 6. Exhibits. See Index to Exhibits on page 33.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)
Date: June 8, 2006	By:	/s/ Douglas J. Probst
Douglas J. Probst
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer