Form 10-Q
period 2006-07-29
DSW Inc.
filed 2006-09-07
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-32545
DSW INC.
(Exact name of registrant as specified in its charter)

Ohio	31-0746639

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

4150 East 5th Avenue Columbus, Ohio	43219

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes       ☑ No
The number of outstanding Class A Common Shares, without par value, as of August 31, 2006 was 16,218,996 and Class B Common Shares, without par value, as of August 31, 2006 was 27,702,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 29,	January 28,
	2006	2006

ASSETS
Cash and equivalents	$104,326	$124,759
Short-term investments	46,925
Accounts receivable, net	6,693	4,039
Receivables from related parties	64	49
Inventories	222,029	216,698
Prepaid expenses and other assets	14,303	13,981
Deferred income taxes	19,372	18,591

Total current assets	413,712	378,117

Property and equipment, net	97,859	95,921
Goodwill	25,899	25,899
Tradenames and other intangibles, net	5,784	6,216
Deferred income taxes and other assets	2,017	1,562

Total assets	$545,271	$507,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$84,393	$78,889
Accounts payable to related parties	2,332	6,631
Accrued expenses:
Compensation	7,519	9,933
Taxes	11,430	9,557
Advertising	11,138	8,586
Other	23,449	25,993

Total current liabilities	140,261	139,589

Noncurrent liabilities	65,146	63,410
Commitments and contingencies
Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,218,996 and 16,190,088 issued and outstanding, respectively	280,997	281,119
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	58,867	26,007
Deferred compensation		(2,410)

Total shareholders’ equity	339,864	304,716

Total liabilities and shareholders’ equity	$545,271	$507,715

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$301,302	$276,211	$617,789	$558,017
Cost of sales	(216,200)	(199,848)	(439,400)	(398,856)

Gross profit	85,102	76,363	178,389	159,161

Operating expenses	(62,005)	(55,675)	(127,403)	(123,420)

Operating profit	23,097	20,688	50,986	35,741

Non-related parties interest expense	(142)	(1,159)	(282)	(2,021)
Related parties interest expense		(3,920)		(6,592)

Total interest expense	(142)	(5,079)	(282)	(8,613)
Interest income	2,117	67	3,581	80

Interest income (expense), net	1,975	(5,012)	3,299	(8,533)

Earnings before income taxes	25,072	15,676	54,285	27,208

Income tax provision	(9,731)	(6,425)	(21,425)	(10,977)

Net income	$15,341	$9,251	$32,860	$16,231

Basis and diluted earnings per share:
Basic	$0.35	$0.28	$0.75	$0.53
Diluted	$0.35	$0.28	$0.74	$0.53

Shares used in per share calculations:
Basic	43,909	33,390	43,902	30,546
Diluted	44,210	33,472	44,177	30,588
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of
	Class A	Class B	Class A	Class B		Deferred
	Common	Common	Common	Common	Retained	Compensation
	Shares	Shares	Shares	Shares	Earnings	Expense	Total

Balance, January 29, 2005		27,703		$101,442	$77,384		$178,826

Sale of stock	16,172		$278,418				278,418
Net income					16,231		16,231
Dividend to parent				(101,442)	(88,558)		(190,000)
Restricted stock units granted			1,887			$(1,887)
Amortization of deferred compensation expense						40	40
Stock units granted	15		411				411

Balance, July 30, 2005	16,187	27,703	$280,716	$0	$5,057	$(1,847)	$283,926

Balance, January 28, 2006	16,190	27,703	$281,119	$0	$26,007	$(2,410)	$304,716

Net income					32,860		32,860
Reclassification of unamortized deferred compensation			(2,410)			2,410
Stock units granted	10		278				278
Exercise of stock options	19		367				367
Tax benefit related to stock options exercised			86				86
Stock based compensation expense, before related tax effects			1,557				1,557

Balance, July 29, 2006	16,219	27,703	$280,997	$0	$58,867	$0	$339,864

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 29,	July 30,
	2006	2005

Cash flows from operating activities:
Net income	$32,860	$16,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,792	9,580
Amortization of debt issuance costs	59	553
Amortization of deferred compensation expense		40
Stock based compensation expense	1,557
Deferred income taxes	(1,808)	(2,532)
Loss on disposal of assets	1,276	36
Grants of director stock units	278	411
Change in working capital, assets and liabilities:
Accounts receivable	(2,654)	(1,893)
Accounts receivable from related parties	(15)
Inventories	(5,331)	(23,177)
Prepaid expenses and other assets	(173)	(8,274)
Advances to/from affiliates		(7,123)
Accounts payable	26	16,017
Proceeds from lease incentives	3,562	4,600
Other noncurrent liabilities	(1,462)	1,836
Accrued expenses	(611)	9,462

Net cash provided by operating activities	37,356	15,767

Cash flows from investing activities:
Capital expenditures	(11,317)	(14,651)
Proceeds from sale of assets		26
Purchases of available-for-sale investments	(69,025)
Maturities and sales from available-for-sale investments	22,100

Net cash used in investing activities	(58,242)	(14,625)

Cash flows from financing activities:
Proceeds from sale of stock		278,418
Proceeds from exercise of stock options	367
Excess tax benefit-related to stock option exercises	86
Payment of note to parent		(190,000)
Net decrease in revolving credit facility		(55,000)
Debt issuance costs		(570)

Net cash provided by financing activities	453	32,848

Net (decrease) increase in cash and equivalents	(20,433)	33,990
Cash and equivalents, beginning of period	124,759	8,339

Cash and equivalents, end of period	$104,326	$42,329

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

DSW Inc. (“DSW”) and its wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as DSW or the “Company”. Prior to December 2004, DSW was a wholly-owned subsidiary of Value City Department Stores, Inc., a wholly-owned subsidiary of Retail Ventures, Inc. (“RVI” or “Retail Ventures”). In December 2004, RVI completed a corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City Department Stores, LLC (“Value City”), another wholly-owned subsidiary of RVI. In turn, Value City transferred all of the issued and outstanding shares of DSW to RVI in exchange for a promissory note. On June 29, 2005, DSW commenced an initial public offering (“IPO”) that closed on July 5, 2005. DSW’s Class A common stock is listed on the New York Stock Exchange trading under the symbol “DSW”.

DSW operates in two segments and sells better-branded footwear in both. DSW stores also sell accessories. As of July 29, 2006, DSW operated a total of 205 stores located throughout the United States as one segment. These DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. DSW also operates leased shoe departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. DSW entered into supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Inc. (“Stein Mart”), Gordmans, Inc. (“Gordmans”) and Frugal Fannie’s Fashion Warehouse (“Frugal Fannie’s”) as of July 2002, June 2004 and September 2003, respectively. DSW has operated leased shoe departments for Filene’s Basement, Inc. (“Filene’s Basement”), a wholly-owned subsidiary of RVI, since its acquisition by RVI in March 2000. DSW owns the merchandise until the merchandise is sold, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement) and provides supervisory assistance in these covered locations. The Company receives a percentage of the net revenue generated from the sales of the merchandise. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. DSW pays a percentage of net sales as rent. As of July 29, 2006, DSW supplied 156 leased departments for Stein Mart, 57 for Gordmans, 25 for Filene’s Basement and one for Frugal Fannie’s. During the six months ended July 29, 2006, DSW opened eight new DSW stores, closed two stores, ceased operations in five leased departments, and added six new leased departments.

On May 30, 2006, the Company entered into an Amended and Restated Supply Agreement (the “Agreement”) to supply shoes to Stein Mart. Under the terms of the Agreement, the Company will be the exclusive supplier of shoes (the “Merchandise”) to all Stein Mart stores that have shoe departments. As of July 29, 2006, the Company supplied Merchandise to 156 Stein Mart stores. Under the amended and restated supply agreement, we will be supplying merchandise to an additional 102 Stein Mart stores in 2007. The Agreement is consistent with the prior agreement except that it now terminates on December 31, 2009, and will automatically extend for another three years in the event that neither party gives notice of its intent not to renew.

2.	INITIAL PUBLIC OFFERING

On July 5, 2005, DSW closed on its initial public offering (“IPO”) of 16,171,875 Class A Common Shares raising net proceeds of $285.8 million, net of the underwriters’ commission

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and before expenses of approximately $7.8 million. DSW used the net proceeds of the offering to repay $196.6 million of intercompany indebtedness, including interest, owed to RVI and for working capital and general corporate purposes, including the paying down of $20 million outstanding on RVI’s old secured revolving credit facility and $10 million intercompany advance. The 410.09 common shares of DSW held by RVI outstanding at January 29, 2005 were changed to 27,702,667 Class B Common Shares. It is the 27,702,667 Class B Common Shares which are being used in the prior period’s calculation of earnings per share. Subsequent to the IPO, the transactions between DSW and RVI and its other subsidiaries are settled in accordance with a shared services agreement and resulted in the advances from affiliates being classified as a current receivable or payable, as appropriate. At July 29, 2006, Retail Ventures owned approximately 63.1% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares.

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

FASB Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154) was issued in May 2005. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this new

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
pronouncement in fiscal 2006 was not material to the Company’s financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more likely than not recognition threshold is measured to determine that amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 provides for a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe the interpretation will have a material impact on its consolidated financial statements.

5.	STOCK BASED COMPENSATION

The Company has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of the Company and affiliates, consultants (as defined in the plan), and directors of the Company. Options generally vest 20% per year on a cumulative basis from the date of grant. Options granted under the 2005 Equity Incentive Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, the Company did not have a stock option plan or any equity units outstanding.

On January 29, 2006, DSW adopted the fair value recognition provisions of SFAS No. 123R relating to its stock-based compensation plans. Prior to January 29, 2006, DSW had accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). In accordance with APB 25, compensation expense for employee stock options was generally not recognized for options granted that had an exercise price equal to the market value of the underlying common shares on the date of grant.

Under the modified prospective method of SFAS No. 123R, compensation expense was recognized during the six months ended July 29, 2006, for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and for all stock based payments granted after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense was recorded in operating expenses in the condensed consolidated statements of income for the three and six month periods ending July 29, 2006. The Company’s financial results for the prior periods have not been restated as a result of this adoption.

During the three and six months ended July 29, 2006, the Company recorded stock based compensation expense of approximately $0.9 million and $1.6 million, respectively.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company uses the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in operating expenses in the condensed consolidated statements of income.

Stock Options

Forfeitures of options are estimated at the grant date based on historical rates of the parent company’s stock option activity and reduce the compensation expense recognized. The expected term of options granted is derived from historical data of the parent company’s stock options due to the limited historical data on the DSW stock activity. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW common shares combined with the historical volatility of four similar companies’ common shares, due to the relative short historical trading history of the DSW common shares. The expected dividend yield curve is zero, which is based on the Company’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in the Company’s credit facility.

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Six months ended
	July 29,	July 30,
	2006	2005
Assumptions
Risk-free interest rate	4.92%	4.11%
Expected volatility of DSW common stock	41.00%	42.19%
Expected option term	4.8 years	5.0 years
The weighted-average fair value of each option granted for the three months ended July 29, 2006 and July 30, 2005 was $15.25 and $8.13 per share, respectively, and for the six months ended July 29, 2006 and July 30, 2006 was $13.39 per share and $8.13 per share, respectively.

The following table summarizes the Company’s stock option plans and related Weighted Average Exercise Prices (“WAEP”) for the three and six months ended July 29, 2006 (shares and aggregate intrinsic value in thousands):

	Three months ended		Six months ended
	July 29, 2006		July 29, 2006
	Shares	WAEP	Shares	WAEP
Outstanding beginning of period	978	$21.40	914	$19.54
Granted	75	$31.46	183	$30.46
Exercised	(11)	$19.00	(19)	$19.00
Forfeited			(36)	$19.00

Outstanding end of period	1,042	$21.48	1,042	$21.48

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of July 29, 2006
			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Shares	WAEP	Contract Life	Value
Options outstanding	1,042	$21.48	9 Years	$13,246
Options exercisable	146	$19.00	9 Years	$2,210
Shares available for additional grants	3,367
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the three and six months ended July 29, 2006 was $0.2 million and $0.3 million, respectively.

As of July 29, 2006, the total compensation cost related to nonvested options not yet recognized was approximately $3.1 million with a weighted average expense recognition period remaining of 4.1 years. The total fair value of options that vested during the three and six months ended July 29, 2006 was $0.9 million and $1.1 million, respectively.

The following table summarizes information about options outstanding as of July 29, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP
$19.00 - $20.00	775	9 years	$19.00	146	$19.00
$20.01 - $25.00	73	9 years	$24.52
$25.01 - $30.00	102	10 years	$28.04
$30.01 - $35.00	62	10 years	$31.21
$35.01 - $36.00	30	10 years	$35.79
Restricted Stock Units

Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.

Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. The total aggregate intrinsic value of nonvested restricted stock units at July

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
29, 2006 was $4.9 million and the weighted average remaining contractual life was three years. As of July 29, 2006, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.5 million with a weighted average expense recognition period remaining of 2.8 years.

The following table summarizes the Company’s restricted stock units and related Weighted Average Exercise Prices (“WAEP”) for the three and six months ended July 29, 2006 (shares in thousands):

	Three and six months ended
	July 29, 2006
	Shares	WAEP
Outstanding beginning of period	131	$20.46
Granted	20	$30.34
Exercised
Forfeited	(7)	$19.00

Outstanding end of period	144	$21.80

Director Stock Units

The Company issues stock units to directors who are not employees of the Company or Retail Ventures. During the three and six months ended July 29, 2006, DSW granted approximately 9,150 and 9,600 director stock units, respectively, and expensed $0.3 million during the three and six months ended July 29, 2006, related to these grants. During the three and six months ended July 30, 2005, DSW granted approximately 15,500 director stock units, and expensed $0.4 million related to these grants. Stock units are automatically granted to each director who is not an employee of the Company or Retail Ventures on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of his or her annual retainer (excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of his or her compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. As of July 29, 2006 approximately 26,600 director stock units had been issued and no director stock units had been settled.

6.	EARNINGS PER SHARE

Basic earnings per share are based on net income and a simple weighted average of Class A and Class B Common Shares and director stock units outstanding. Diluted earnings per share reflect the potential dilution of Class A Common Shares related to outstanding stock options and restricted stock units. The numerator for the diluted earnings per share calculation is net income. The denominator is the weighted average diluted shares outstanding.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended Six months ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(in thousands)
Weighted average shares outstanding	43,909	33,390	43,902	30,546
Assumed exercise of dilutive stock options	166	47	142	24
Assumed exercise of dilutive restricted stock units	135	35	133	18

Number of shares for computation of dilutive earnings per share	44,210	33,472	44,177	30,588

For the three and six months ended July 29, 2006 and July 30, 2005, all potentially dilutive stock options were dilutive.

7.	INVESTMENTS

Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 49 days, and despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. Because the fair value approximates the cost, there are no accumulated unrealized holding gains or losses in other comprehensive income from these investments. All income generated from these investments is recorded as interest income.

During the quarter ended July 29, 2006, $69.0 million of cash was used to purchase available-for-sale securities while $22.1 million of cash was generated by the sale of available-for-sale securities. As of July 29, 2006, the Company held $46.9 million in short-term investments and at January 28, 2006, the Company had no short-term investments.

The table below details the short-term investments classified as available-for-sale securities outstanding at July 29, 2006 (in thousands):

July 29, 2006
Maturity of
Less Than 1 Year

Aggregate fair value	$46,925
Net gains in accumulated other comprehensive income
Net losses in accumulated other comprehensive income

Net carrying amount	$46,925

8.	LONG-TERM OBLIGATIONS

DSW $150 Million Credit Facility

In July 2005, upon the consummation of DSW’s IPO, RVI and the lenders thereunder amended or terminated the existing credit facilities and other debt obligations of Value City and its other affiliates, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor and released DSW and DSWSW from their obligations as

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
co-borrowers and co-guarantors. At the same time, DSW entered into a new $150 million secured revolving credit facility (“DSW Revolving Loan”) with a term of five years.

Under this new facility, DSW and DSWSW are named as co-borrowers. The new secured revolving credit facility has borrowing base restrictions and provides for borrowings at variable interest rates based on London Interbank Offered Rate (“LIBOR”), the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under its new secured revolving credit facility are collateralized by a lien on substantially all of DSW’s and its subsidiary’s personal property and a pledge of all of its shares of DSWSW. In addition, this facility contains usual and customary restrictive covenants relating to DSW’s management and the operation of its business. These covenants will, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under this facility, it must comply with a fixed charge coverage ratio test set forth in the facility documents. At July 29, 2006 and January 28, 2006, $128.3 million and $136.4 million, respectively, were available under the DSW Revolving Loan and no direct borrowings were outstanding. At July 29, 2006 and January 28, 2006, $21.7 million and $13.6 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.

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

9.	SEGMENT REPORTING

The Company is managed in two operating segments: DSW stores and leased departments. All of the operations are located in the United States. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. The tables below present segment information:

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	DSW	Leased
	Stores	Departments	Total
		(in thousands)
Three months ended July 29, 2006:
Net sales	$270,378	$30,924	$301,302
Gross profit	80,172	4,930	85,102
Capital expenditures	8,201	55	8,256

Six months ended July 29, 2006:
Net sales	$554,191	$63,598	$617,789
Gross profit	167,359	11,030	178,389
Capital expenditures	12,316	172	12,488

As of July 29, 2006:
Total assets	$517,543	$27,728	$545,271

	DSW	Leased
	Stores	Departments	Total
		(in thousands)
Three months ended July 30, 2005:
Net sales	$246,875	$29,336	$276,211
Gross profit	72,966	3,397	76,363
Capital expenditures	9,913	16	9,929

Six months ended July 30, 2005:
Net sales	$498,185	$59,832	$558,017
Gross profit	150,709	8,452	159,161
Capital expenditures	15,378	130	15,508

As of January 28, 2006:
Total assets	$479,364	$28,351	$507,715
10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six months ended
	July 29,	July 30,
	2006	2005
	(in thousands)
Cash paid during the period for:
Interest to non-related parties	$6	$1,468
Interest to related parties		$6,592
Income taxes	$24,980	$4,414

Noncash investing and operating activities — Changes in accounts payable due to asset purchases	$(1,179)	$(857)

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11.	COMMITMENTS AND CONTINGENCIES

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

DSW and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in several legal proceedings arising out of this incident, including four putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the four lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class action that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other three lawsuits seek to certify classes of consumers that are limited geographically. Those cases use different putative class definitions to identify consumers who made purchases at certain stores in Ohio, Michigan and Illinois. On July 26, 2006, the Michigan federal district court granted DSW’s motion to dismiss the Michigan lawsuit and so ordered the dismissal of that lawsuit.

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

There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.

The Company estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
decrease accordingly. The amount of any such change may be material. As of July 29, 2006, the balance of the associated accrual for potential exposure was $4.0 million.

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

12.	SUBSEQUENT EVENTS

On August 30, 2006, the Illinois case was dismissed.

On August 10, 2006 Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIESsm (Premium Income Exchangeable SecuritiesSM) in the aggregate principal amount of $125,000,000 ($143,750,000 if the underwriter exercises in full its option to purchase additional PIES pursuant to the underwriting agreement). The closing of the transaction took place on August 16, 2006.

Except to the extent Retail Ventures exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A common shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B common shares, no par value per share, beneficially owned by Retail Ventures. On the maturity date, each holder of the PIES will receive a number of DSW Class A common shares per $50 principal amount of PIES equal to the “exchange ratio” described in the Retail Ventures prospectus, or if Retail Ventures elects, the cash equivalent thereof or a combination of cash and DSW Class A common shares. The settlement of the PIES will not change the number of DSW common shares outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “Company”, “we”, “us”, and “our” refers to DSW Inc. (“DSW”) and its wholly owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”).
Company Overview
DSW is a leading U.S. specialty branded footwear retailer operating 205 DSW stores in 33 states as of July 29, 2006. We offer in our DSW stores a combination of selection, convenience and value that we believe differentiates us from our competitors such as mall-based department stores, national chains and independent shoe retailers and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition to operating DSW stores, as of July 29, 2006, we operated a total of 214 leased shoe departments for three non-affiliated retailers, including 156 leased shoe departments for Stein Mart, Inc. (“Stein Mart”); 57 for Gordman’s, Inc. (“Gordmans”); and one for Frugal Fannie’s Fashion Warehouse (“Frugal Fannie’s”). As of July 29, 2006, we also operated 25 leased shoe departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures. We plan to further strengthen our position as a leading specialty branded footwear retailer by pursuing three primary strategies for growth — expanding our store base, driving sales through enhanced merchandising and continuing to improve profitability.
Forward-Looking Statements
Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q, including information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” in our Annual Report for the fiscal year ended January 28, 2006, on Form 10-K, as filed with the Securities and Exchange Commission on April 13, 2006, as supplemented by Item 1A, Part II of this Report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from stored value cards, which include gift cards and returned merchandise credits, are deferred and recognized when the cards are redeemed. The liability associated with outstanding stored value cards was $8.3 million and $9.1 million at July 29, 2006 and January 28, 2006, respectively, and these amounts are included in the accompanying consolidated balance sheets within Accrued expenses — other. The Company did not recognize income from unredeemed stored value cards during the three and six months ending July 29, 2006 and July 30, 2005.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $21.0 million on July 29, 2006 and $19.2 million at January 28, 2006.

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

•	Short-Term Investments. Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 49 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income. As of July 29, 2006, the Company held $46.9 million in short-term investments and at January 28, 2006, the Company had no short-term investments.

•	Asset Impairment and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, estimated on discounted cash flow. Should an impairment loss be realized, it will be included in cost of sales. We recorded $0.8 million in impairment losses during the three and six months ended July 29, 2006. The amount of impairment losses recorded in fiscal 2005 was $0.2 million, all of which was recorded in the fourth quarter.

During the quarter ending July 29, 2006, the Company recorded reserves associated with the closing of two DSW stores. Expenses related to closed stores are recorded as operating expenses. The operating lease at one of the two stores was terminated through the exercise of a lease kick-out option. These estimates are monitored on at least a quarterly basis for changes in circumstances.

The table below sets forth the significant components and activity related to these closing reserves:

	Balance at				Balance at
	January 28,	Related			July 29,
	2006	Charges	Payments	Adjustments	2006
	(in thousands)
Employee severance and termination benefits		$19	$(4)		$15
Lease Costs	$282	318	(194)	$233	639
Other

Total	$282	$337	$(198)	$233	$654

	Balance at				Balance at
	January 29,	Related			July 30,
	2005	Charges	Payments	Adjustments	2005
	(in thousands)
Employee severance and termination benefits
Lease Costs	$532	$—	$(8)	$—	$524
Other

Total	$532	$—	$(8)	$—	$524
We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, our conclusion regarding asset impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated monthly, based on a historical analysis for the average of the previous three months claims cost and the number of associates employed. Workers’ compensation and casualty insurance estimates are calculated semi-annually, with the assistance of an actuary, utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by $0.4 million and $0.1 million, respectively. The self-insurance reserves were $2.9 million and $0.9 million at July 29, 2006 and January 28, 2006, respectively.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty and provide us with the ability to communicate with our customers and enhance our understanding of their spending trends. Upon reaching the target spending level, customers may redeem these discounts on a future purchase. These future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to operating expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of July 29, 2006 and January 28, 2006 was $10.9 million and $8.3 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

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
Results of Operations
As of July 29, 2006, we operated 205 DSW stores in 33 states, and leased shoe departments in 156 Stein Mart stores, 57 Gordmans stores, 25 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in two segments, defined as DSW stores and leased departments. The leased departments are comprised of leased shoe departments in Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	Three months ended		Six months ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(71.8)	(72.4)	(71.1)	(71.5)

Gross profit	28.2	27.6	28.9	28.5
Operating expenses	(20.5)	(20.1)	(20.6)	(22.1)

Operating profit	7.7	7.5	8.3	6.4
Interest expense	0.0	(1.8)	0.0	(1.5)
Interest income	0.6	0.0	0.5	0.0

Interest income (expense), net	0.6	(1.8)	0.5	(1.5)

Earnings before income taxes	8.3	5.7	8.8	4.9
Income tax provision	(3.2)	(2.3)	(3.5)	(2.0)

Net income	5.1%	3.4%	5.3%	2.9%

THREE MONTHS ENDED JULY 29, 2006 COMPARED TO THREE MONTHS ENDED JULY 30, 2005
Net Sales. Net sales for the thirteen week period ended July 29, 2006 increased by 9.1%, or $25.1 million, to $301.3 million from $276.2 million in the thirteen week period ended July 30, 2005. Our comparable store sales in the second quarter of fiscal 2006 improved 2.2% compared to the second quarter of fiscal 2005. The increase in DSW sales includes a net increase of 21 DSW stores and seven non-affiliated leased shoe departments. The DSW store locations opened subsequent to July 30, 2005 added $18.3 million in sales for the quarter ended July 29, 2006, while the leased shoe departments opened subsequent to July 30, 2005 added $1.1 million in sales for the quarter ended July 29, 2006. Leased shoe department sales comprised 10.3% of total net sales in the second quarter of fiscal 2006, compared to 10.6% in the second quarter of fiscal 2005.
For the second quarter of fiscal 2006, DSW comparable store sales increased in women’s by 3.3%, athletic by 0.8% and accessories by 2.7%. The men’s category dropped 0.8% for the quarter primarily due to a decrease in dress class sales. Sales increases in the women’s category were driven by increases in the dress and casual classes, while the fashion classes continue to be the best performing classes in the athletic category. The increase in the accessories category was driven by an increase in sales of handbags.
Gross Profit. Gross profit increased $8.7 million to $85.1 million in the second quarter of fiscal 2006 from $76.4 million in the second quarter of fiscal 2005, and increased as a percentage of net sales from 27.6% in the second quarter of fiscal 2005 to 28.2% in the second quarter of fiscal 2006. The margin for the second quarter of fiscal 2006 was positively affected by an increased initial markup, a reduction in the markdown rate and a decrease in warehouse expense. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information and increased unit volumes. A reduction of the internal shrink accrual rate resulted in an increase in gross margin of $0.5 million for the three months ended July 29, 2006 over the comparable prior year period. Those positive factors were partially offset by an increased occupancy expense. The store occupancy expense increased from 13.4% of net sales in the second quarter of fiscal 2005 to 13.9% of net sales in the second quarter of fiscal 2006. The increase in store occupancy expense is the result of increases in lease expense for new stores and an impairment charge of $0.8 million.
Operating Expenses. For the second quarter of fiscal 2006, operating expenses increased $6.3 million to $62.0 million from $55.7 million in the second quarter of fiscal 2005, which represented 20.5% and 20.1% of net sales, respectively. The increase in the percent of net sales was the result of increased personnel related expense in both the stores and home office. This unfavorable expense was offset in part by a reduction of marketing and pre-opening costs of $2.8 million and $0.5 million, respectively. The decrease in marketing was due in part to the timing of our marketing strategy as compared to last year. Included in operating expenses are costs, excluding pre-opening costs, associated with 21 new DSW stores and seven new leased shoe departments opened subsequent to July 30, 2005 of $3.2 million for the three months ended July 29, 2006. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period. Included in operating expenses is the related operating cost, excluding occupancy, associated with operating the leased shoe departments.
Operating Profit. Operating profit was $23.1 million in the second quarter of fiscal 2006 compared to $20.7 million in the second quarter of fiscal 2005, and increased as a percentage of net sales from 7.5% in the second quarter of fiscal 2005 to 7.7% in the second quarter of fiscal 2006. Operating profit as a percentage of net sales was impacted by the increase in gross profit offset by the increased operating expenses.

Interest Income (Expense), Net. Interest income for the second quarter of fiscal 2006 was $2.0 million as compared to $5.0 million of interest expense for the second quarter of fiscal 2005. Interest income for the quarter was the result of investment activity from funds generated by the initial public offering (“IPO”) and from operations. The interest expense incurred in the second quarter of fiscal 2005 includes $3.9 million of interest due to RVI relating to $190.0 million of indebtedness incurred to fund dividends and $1.1 million of interest on direct borrowings under the Value City Revolving Credit Facility.
Income Taxes. Our effective tax rate for the second quarter of fiscal 2006 was 38.8%, compared to 41.0% for the second quarter of fiscal 2005.
Net Income. For the second quarter of fiscal 2006, net income increased $6.1 million, or 65.8%, over the second quarter of fiscal 2005 and represented 5.1% and 3.4% of net sales, respectively. This increase was primarily the result of the increase in operating income and earning interest income during the period as opposed to having interest expense in the comparable period in the prior fiscal year.
SIX MONTHS ENDED JULY 29, 2006 COMPARED TO SIX MONTHS ENDED JULY 30, 2005
Net Sales. Net sales for the six-month period ended July 29, 2006 increased by 10.7%, or $59.8 million, to $617.8 million from $558.0 million in the six-month period ended July 30, 2005. Our comparable store sales in the six-month period of fiscal 2006 improved 3.2%. The increase in DSW sales includes a net increase of 21 DSW stores and seven non-affiliated leased shoe departments. The DSW store locations opened subsequent to July 30, 2005 added $33.3 million in sales in fiscal 2006 over the comparable six-month period in fiscal 2005, while the leased shoe departments opened subsequent to July 30, 2005 added $2.0 million in sales in fiscal 2006 over the comparable six-month period in fiscal 2005. Leased shoe department sales comprised 10.3% of total net sales in fiscal 2006, compared to 10.7% in fiscal 2005.
For the six-month period ended July 29, 2006, as compared with the same six-month period in fiscal 2005, DSW comparable store sales increased in women’s by 4.5%, athletic by 2.0%, men’s by 0.4%, and accessories by 2.9%. Sales increases in the women’s category were driven by increases in the seasonal classes, while the increase in the athletic category was the result of an increase in the women’s and men’s fashion classes. The increase in men’s was driven by the young men’s class. The increase in the accessories category was driven by an increase in sales of handbags.
Gross Profit. Gross profit increased $19.2 million to $178.4 million in fiscal 2006 from $159.2 million in fiscal 2005, and increased as a percentage of net sales from 28.5% in fiscal 2005 to 28.9% in fiscal 2006. The increase is attributable to an increased initial markup, a reduction in the markdown rate and a decrease in warehouse expense. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information and increased unit volumes. A reduction of the internal shrink accrual rate resulted in an increase in gross profit of $1.0 million in the six month period ended July 29, 2006 over the comparable prior year period. Those positive factors were partially offset by an increase in occupancy expense. Store occupancy expense increased from 13.0% of net sales in fiscal 2005 to 13.4% of net sales in fiscal 2006. The increase in store occupancy expense is the result of increases in lease expense for new stores and an impairment charge of $0.8 million.
Operating Expenses. For the six-month period ended July 29, 2006, operating expenses increased $4.0 million to $127.4 million from $123.4 million in the six-month period ended July 30,

2005, which represented 20.6% and 22.1% of net sales, respectively. The favorable operating percent was in part the result of a reduction in marketing and pre-opening costs of $4.4 million and $1.1 million, respectively. The decrease in marketing was due in part to the timing of our marketing strategy as compared to the prior fiscal year. Included in operating expenses are costs, excluding pre-opening costs, associated with 21 new DSW stores and seven new leased shoe departments opened subsequent to July 30, 2005 of $4.8 million for the six months ended July 29, 2006. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period. In addition, operating costs for fiscal 2005 included a charge of $6.5 million related to an estimate for potential losses related to the theft of credit card and other purchase information. Those positive factors were partially offset by an increase in personnel related expense in both the stores and home office. Included in operating expenses is the related operating cost, excluding occupancy, associated with operating the leased shoe departments.
Operating Profit. Operating profit was $51.0 million in fiscal 2006 compared to $35.7 million in the fiscal 2005, and increased as a percentage of net sales from 6.4% in fiscal 2005 to 8.3% in fiscal 2006. Operating profit as a percentage of net sales was impacted by the leveraging of operating expenses and the estimate for potential losses related to the theft of credit card and other purchase information that was incurred in the prior fiscal year.
Interest Income (Expense), Net. Interest income for the six-month period ended July 29, 2006 was $3.3 million as compared to $8.5 million of interest expense for the six-month period ended July 30, 2005. Interest income for the quarter was the result of investment activity from funds generated by the IPO and from operations. The interest expense incurred in the second quarter of fiscal 2005 includes $6.6 million of interest due to RVI relating to $190.0 million of indebtedness incurred to fund dividends and $1.9 million of interest on direct borrowings under the Value City Revolving Credit Facility.
Income Taxes. Our effective tax rate for the six-month period ended July 29, 2006 was 39.5%, compared to 40.3% for the six-month period ended July 30, 2005. The rate decrease was primarily attributable to the investment in short-term, tax-free securities in the six months ended July 29, 2006.
Net Income. For the six-month period ended July 29, 2006, net income increased $16.6 million, or 102.5%, over the six-month period ended July 30, 2005 and represented 5.3% and 2.9% of net sales, respectively. This increase was primarily the result of the decrease in operating expenses due to the leveraging of operating expenses and the $6.5 million charge in the prior fiscal year for estimated potential losses related to the theft of credit card and other purchase information and the interest income during the period as opposed to having interest expense in the prior fiscal year.
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
Liquidity and Capital Resources
Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our expansion, the remodeling of existing stores and infrastructure growth. Since our IPO in July 2005, we have funded our expenditures with cash flows from operations. Prior to the IPO, we funded our expenditures with cash flows from operations and borrowings under the Value City credit facilities to which we had been a party, as described below. Our working capital and inventory levels typically build seasonally. We believe that we will be able to continue to fund our operating requirements and the expansion of our business pursuant to our growth strategy in the future with existing cash and short-term investments, cash flows from operations and borrowings under the DSW secured revolving credit facility, if necessary.
For the twenty six week period ended July 29, 2006, our net cash provided by operations was $37.4 million, compared to $15.8 million provided by operations for the twenty six week period ended July 30, 2005. The $21.6 million increase in cash provided by operations over the comparable period is primarily due to increased net income.
Net working capital increased $35.0 million to $273.5 million at July 29, 2006 from $238.5 million at January 28, 2006, primarily due to increased cash and short-term investments and inventory related to new stores opened in fiscal 2006. Current assets divided by current liabilities at July 29, 2006 and January 28, 2006 were 2.9 and 2.7, respectively.
Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. In fiscal 2005, we opened 29 new DSW stores. We plan to open approximately 30 stores per year in each of the next four fiscal years. During fiscal 2005, the average investment required to open a typical new DSW store was approximately $1.4 million. Of this amount, gross inventory typically accounted for approximately $680,000, fixtures and leasehold improvements typically accounted for approximately $460,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $280,000. In addition, we expect to invest in inventory and fixtures during the fiscal fourth quarter of 2006 related to the restated supply agreement with Stein Mart to operate 102 additional locations. We plan to finance investment in new stores with existing cash and cash flows from operating activities.
$150 Million Secured Revolving Credit Facility. Simultaneously with the amendment and restatement of the Value City revolving credit facility described below, DSW entered into a new $150 million secured revolving credit facility with a term of five years. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under the secured revolving credit facility are secured by a lien on substantially all of our and our subsidiary’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At July 29, 2006 and January 28, 2006, $128.3 million and $136.4 million was available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. At July 29, 2006 and January 28, 2006, $21.7 million and $13.6 million in letters of credit were issued and outstanding.

Contractual Obligations
DSW had outstanding letters of credit that totaled approximately $21.7 million at July 29, 2006 and $13.6 million at January 28, 2006. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payment outside of terms set forth in these arrangements.
As of July 29, 2006, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $1.6 million as of July 29, 2006. In addition, as of July 29, 2006, we have signed lease agreements for 33 new store locations with annual rent of approximately $12.3 million. In connection with the new lease agreements, we will receive approximately $8.9 million of tenant allowances, which will reimburse us for expenditures at these locations.
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
Under the terms of this term loan agreement, SSC and Cerberus each provided us, Value City and the other Retail Ventures affiliates named as co-borrowers with a separate $50 million term loan comprised of two tranches with initial three-year terms. In July 2004, the maturity dates of these loans were extended until June 11, 2006. In connection with the second tranche of these term loans, Retail Ventures issued to each of Cerberus and SSC warrants to purchase 1,477,396 common shares of Retail Ventures at a purchase price of $4.50 per share, subject to adjustment. In September 2002, Back Bay Capital Funding LLC (“Back Bay”) bought from each of Cerberus and SSC a $1.5 million interest in each of the tranches of their term loans for an aggregate $6.0 million interest, and Back Bay received from each of Cerberus and SSC a corresponding portion of the warrants to purchase Retail Ventures common shares originally issued in connection with the second tranche of their term loans. Effective November 23, 2005, Millennium Partners, L.P. (“Millennium”) purchased from Back Bay term loan warrants to purchase an aggregate of 177,288 of Retail Ventures common shares, subject to adjustment. The term loans’ stated rate of interest per annum through June 11, 2004 was 14% if paid in cash and 15% if the co-borrowers elected a paid-in-kind, or PIK, option. During the first two years of the term loans, the co-borrowers could elect to pay all interest in PIK. During the final year of the term loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if by PIK, and the PIK option was limited to 50% of the interest due. All interest was paid under the cash election.
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
As of July 29, 2006, assuming an exercise price per share of $19.00, SSC and Cerberus would each receive 328,915 Class A Common Shares, and Millennium would receive 41,989 Class A Common Shares, if they exercised these warrants in full exclusively for DSW Common Shares. The warrants expire in June 2012. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of DSW Common Shares to Retail Ventures’ shareholders (it continues to evaluate financing options in light of market conditions and other factors), in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitations on exercise in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for Retail Ventures common shares.

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
SSC and Cerberus may acquire upon exercise of the warrants Class A Common Shares of DSW from Retail Ventures. As of July 29, 2006, assuming an exercise price per share of $19.00, SSC and Cerberus would receive 1,973,684 and 315,790 Class A Common Shares, respectively, without giving effect to anti-dilution adjustments, if any, if they exercised these warrants exclusively for DSW Common Shares.
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
We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of July 29, 2006.
On July 5, 2005, subsequent to the IPO, we paid in full the principal balance of both the $165 and $25 million dividend notes plus accrued interest of approximately $6.6 million to RVI, $20 million outstanding on the Company’s old secured revolving credit facility and a $10 million intercompany advance from RVI used to pay down on the outstanding old credit facility borrowing.
Off-Balance Sheet Arrangements
The Company does not intend to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. As of July 29, 2006, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash and cash equivalents are maintained only with maturities of 90 days or less. Our short-term investments have interest reset periods of 49 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of July 29, 2006 and January 28, 2006, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change was made in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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
We and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. We are involved in several legal proceedings arising out of this incident, including four putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the four lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class action that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other three lawsuits seek to certify classes of consumers that are limited geographically. Those cases use different putative class definitions to identify consumers who made purchases at certain stores in Ohio, Michigan and Illinois. On July 26, 2006, the Michigan federal district court granted DSW’s motion to dismiss the Michigan lawsuit and so ordered the dismissal of that lawsuit. On August 30, 2006, the Illinois case was dismissed.
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
We have not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order, we will pay no fine or damages. We have agreed, however, to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.
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
We face security risks related to our electronic processing and transmission of confidential customer information. On March 8, 2005, we announced the theft of credit card and other purchase information relating to DSW customers. The security breach could materially adversely affect our reputation and business and subject us to liability.
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
We and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. We are involved in several legal proceedings arising out of this incident, including four putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the four lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class action that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other three lawsuits seek to certify classes of consumers that are limited geographically. Those cases use different putative definitions to identify consumers who made purchases at certain stores in Ohio, Michigan, and Illinois. On July 26, 2006, the Michigan federal district court granted DSW’s motion to dismiss the Michigan lawsuit and so ordered the dismissal of that lawsuit. On August 30, 2006, the Illinois case was dismissed.
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
We have not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order, we will pay no fine or damages. We have agreed, however, to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.
There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. We have contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.
We estimate that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of July 29, 2006, the balance of the associated accrual for potential exposure was $4.0 million.
Although difficult to quantify, since the announcement of the theft, we have not discerned any material negative effect on sales trends we believe is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.
The PIES SM (Premium Income Exchangeable Securities SM) issued by Retail Ventures may adversely affect the market price for DSW Class A Common Shares.
The market price of the DSW Class A Common Shares is likely to be influenced by the PIES issued by Retail Ventures. For example, the market price of the DSW Class A Common Shares could become more volatile and could be depressed by (a) investors’ anticipation of the potential resale in the market of a substantial number of additional DSW Class A Common Shares received upon exchange of the PIES, (b) possible sales of DSW Class A Common Shares by investors who view the PIES as a more attractive means of equity participation in DSW than owning DSW Class A Common Shares and (c) hedging or arbitrage trading activity that may develop involving the PIES and DSW Class A Common Shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities. Not applicable.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers
DSW made no purchases of its Common Shares during the quarter ended July 29, 2006.

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
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders.
We held our 2006 Annual Meeting of the Shareholders on June 14, 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters discussed or voted on at the annual meeting were the election of four incumbent Class I directors. The following persons continue to serve as Class II directors: Jay L. Schottenstein, Philip B. Miller, and James D. Robbins. The following persons were elected as Class I members of the Board of Directors to serve a two year term until the annual meeting in 2008 or until their successors are duly elected and qualified: Carolee Friedlander, Harvey L. Sonnenberg, Allan J. Tanenbaum, and Heywood Wilansky. Each person received the number of votes for or the number of votes with authority withheld indicated below.

	Shares Voted	Shares
	“FOR”	“WITHHELD”
Carolee Friedlander	236,611,491	526,258
Harvey L. Sonnenberg	236,231,054	906,695
Allan J. Tanenbaum	236,316,993	820,756
Heywood Wilansky	236,230,954	906,795
Item 5. Other Information. None.
Item 6. Exhibits. See Index to Exhibits on page 36.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)
Date: September 7, 2006	By:	/s/ Douglas J. Probst
Douglas J. Probst
Chief Financial Officer (duly authorized officer and chief financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Incorporated by reference to Exhibit 10.1 to DSW’s Form 8-K (file no. 1-32545) filed June 5, 2006.

10.2	Employment Agreement, dated July 13, 2006, between DSW Inc. and Harris Mustafa. Incorporated by reference to Exhibit 10.1 to DWS’s Form 8-K (file no. 1-32545) filed July 13, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer