Form 10-Q
period 2006-10-28
DSW Inc.
filed 2006-12-06
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Class A Common Shares, without par value, as of November 30, 2006 was 16,221,950 and Class B Common Shares, without par value, as of November 30, 2006 was 27,702,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 28,	January 28,
	2006	2006

ASSETS
Cash and equivalents	$97,191	$124,759
Short-term investments	75,350
Accounts receivable, net	3,735	4,039
Receivables from related parties	5,829	49
Inventories	235,047	216,698
Prepaid expenses and other assets	15,487	13,981
Deferred income taxes	19,740	18,591

Total current assets	452,379	378,117

Property and equipment, net	102,793	95,921
Goodwill	25,899	25,899
Tradenames and other intangibles, net	5,568	6,216
Deferred income taxes and other assets	2,681	1,562

Total assets	$589,320	$507,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$86,499	$78,889
Accounts payable to related parties	8,705	6,631
Accrued expenses:
Compensation	11,175	9,933
Taxes	18,095	9,557
Advertising	11,409	8,586
Other	24,155	25,993

Total current liabilities	160,038	139,589

Noncurrent liabilities	72,244	63,410
Commitments and contingencies
Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,221,950 and 16,190,088 issued and outstanding, respectively	282,170	281,119
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	74,868	26,007
Deferred compensation		(2,410)

Total shareholders’ equity	357,038	304,716

Total liabilities and shareholders’ equity	$589,320	$507,715

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	$332,219	$302,240	$950,008	$860,257
Cost of sales	(233,544)	(219,221)	(672,944)	(618,077)

Gross profit	98,675	83,019	277,064	242,180

Operating expenses	(73,451)	(65,292)	(200,854)	(188,712)

Operating profit	25,224	17,727	76,210	53,468

Non-related parties interest expense	(145)	(140)	(428)	(2,161)
Related parties interest expense				(6,592)

Total interest expense	(145)	(140)	(428)	(8,753)
Interest income	1,708	289	5,290	369

Interest income (expense), net	1,563	149	4,862	(8,384)

Earnings before income taxes	26,787	17,876	81,072	45,084

Income tax provision	(10,786)	(6,965)	(32,211)	(17,942)

Net income	$16,001	$10,911	$48,861	$27,142

Basic and diluted earnings per share:
Basic	$0.36	$0.25	$1.11	$0.78
Diluted	$0.36	$0.25	$1.11	$0.77

Shares used in per share calculations:
Basic	43,922	43,891	43,909	34,994
Diluted	44,226	44,066	44,193	35,080
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of
	Class A	Class B	Class A	Class B		Deferred
	Common	Common	Common	Common	Retained	Compensation
	Shares	Shares	Shares	Shares	Earnings	Expense	Total

Balance, January 29, 2005		27,703		$101,442	$77,384		$178,826

Sale of stock	16,172		$277,937				277,937
Net income					27,142		27,142
Dividend to parent				(101,442)	(88,558)		(190,000)
Restricted stock units granted			1,887			$(1,887)
Amortization of deferred compensation expense						158	158
Stock units granted	16		422				422
Exercise of stock options	1		23				23

Balance, October 29, 2005	16,189	27,703	$280,269	$0	$15,968	$(1,729)	$294,508

Balance, January 28, 2006	16,190	27,703	$281,119	$0	$26,007	$(2,410)	$304,716

Net income					$48,861		48,861
Reclassification of unamortized deferred compensation			$(2,410)			$2,410
Stock units granted	10		291				291
Exercise of stock options	22		416				416
Tax benefit related to stock options exercised			93				93
Stock based compensation expense, before related tax effects			2,661				2,661

Balance, October 28, 2006	16,222	27,703	$282,170	$0	$74,868	$0	$357,038

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 28,	October 29,
	2006	2005

Cash flows from operating activities:
Net income	$48,861	$27,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,201	14,229
Amortization of debt issuance costs	88	582
Amortization of deferred compensation expense		158
Stock based compensation expense	2,661
Deferred income taxes	(2,077)	2,223
Loss on disposal of assets	1,346	250
Grants of director stock units	291	422
Change in working capital, assets and liabilities:
Accounts receivable	304	(14,985)
Accounts receivable from related parties	(5,780)	(14,779)
Inventories	(18,349)	(21,372)
Prepaid expenses and other assets	(1,785)	(6,962)
Advances to/from affiliates		23,676
Accounts payable	7,982	(3,789)
Proceeds from lease incentives	4,315	8,972
Other noncurrent liabilities	4,519	2,100
Accrued expenses	10,677	18,293

Net cash provided by operating activities	67,254	36,160

Cash flows from investing activities:
Cash paid for property and equipment	(19,981)	(19,850)
Proceeds from sale of assets		26
Purchases of available-for-sale investments	(150,400)
Maturities and sales from available-for-sale investments	75,050

Net cash used in investing activities	(95,331)	(19,824)

Cash flows from financing activities:
Proceeds from sale of stock		277,937
Proceeds from exercise of stock options	416	23
Excess tax benefit — related to stock option exercises	93
Payment of note to parent		(190,000)
Net decrease in revolving credit facility		(55,000)
Debt issuance costs		(570)

Net cash provided by financing activities	509	32,390

Net (decrease) increase in cash and equivalents	(27,568)	48,726
Cash and equivalents, beginning of period	124,759	8,339

Cash and equivalents, end of period	$97,191	$57,065

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS
DSW Inc. (“DSW”) and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”) and Brand Technology Services LLC (“BTS”), are herein referred to collectively as DSW or the “Company”. Prior to December 2004, DSW was a wholly-owned subsidiary of Value City Department Stores, Inc., a wholly-owned subsidiary of Retail Ventures, Inc. (“RVI” or “Retail Ventures”). In December 2004, RVI completed a corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City Department Stores, LLC (“Value City”), another wholly-owned subsidiary of RVI. In turn, Value City transferred all of the issued and outstanding shares of DSW to RVI in exchange for a promissory note. On June 29, 2005, DSW commenced an initial public offering (“IPO”) that closed on July 5, 2005. DSW’s Class A Common Stock is listed on the New York Stock Exchange trading under the symbol “DSW”.

DSW operates in two segments (DSW stores and leased departments) and sells branded footwear in both. DSW stores also sell accessories. As of October 28, 2006, DSW operated a total of 215 stores located throughout the United States as a segment. DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. DSW also operates leased shoe departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. DSW entered into supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Inc. (“Stein Mart”), Gordmans, Inc. (“Gordmans”) and Frugal Fannie’s Fashion Warehouse (“Frugal Fannie’s”). DSW has operated leased shoe departments for Filene’s Basement, Inc. (“Filene’s Basement”), a wholly-owned subsidiary of RVI, since its acquisition by RVI in March 2000. DSW owns the merchandise until the merchandise is sold, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement) and provides supervisory assistance in these covered locations. DSW receives a percentage of the net revenue generated from the sales of the merchandise. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. DSW pays a percentage of net sales as rent. As of October 28, 2006, DSW supplied 162 leased departments for Stein Mart, 62 for Gordmans, 29 for Filene’s Basement and one for Frugal Fannie’s. During the nine months ended October 28, 2006, DSW opened 20 new DSW stores, closed four stores, ceased operations in five leased departments, and added 21 new leased departments.

On May 30, 2006, the Company entered into an Amended and Restated Supply Agreement (the “Agreement”) to supply shoes to Stein Mart. Under the terms of the Agreement, the Company will be the exclusive supplier of shoes to all Stein Mart stores that have shoe departments. Under the Agreement, DSW will be supplying shoes to an additional 102 Stein Mart stores by the end of the fiscal fourth quarter of 2006.
2.	OWNERSHIP
On July 5, 2005, DSW closed on its initial public offering (“IPO”) of 16,171,875 Class A Common Shares raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. DSW used the net proceeds of the offering to repay $196.6 million of intercompany indebtedness, including interest, owed to RVI and for working capital and general corporate purposes, including the paying down of $20.0 million outstanding on RVI’s old secured revolving credit facility and a $10.0 million

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
intercompany advance. The 410.09 common shares of DSW held by RVI outstanding at January 29, 2005 were changed to 27,702,667 Class B Common Shares. It is the 27,702,667 Class B Common Shares which are being used in the prior period’s calculation of earnings per share. Subsequent to the IPO, the transactions between DSW and RVI and its other subsidiaries are settled in accordance with a shared services agreement and result in the advances from affiliates being classified as a current receivable or payable, as appropriate. On October 28, 2006, RVI owned approximately 63.1% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares.
     Premium Income Exchangeable SecuritiesSM (PIES)
On August 10, 2006, RVI announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable SecuritiesSM) in the aggregate principal amount of $143,750,000. The closing of the transaction took place during the third quarter of fiscal 2006.

Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50 principal amount of PIES equal to the “exchange ratio” described in the offering prospectus, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The settlement of the PIES will not change the number of DSW Common Shares outstanding.
3.	BASIS OF PRESENTATION
The accompanying unaudited interim financial statements should be read in conjunction with DSW’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 13, 2006 (the “2005 Annual Report”).
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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R requires the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. Effective January 29, 2006, DSW adopted SFAS No. 123R. The impact of adoption to DSW’s results of operations is presented in Note 5.
In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this new pronouncement in fiscal 2006 was not material to DSW’s financial condition, results of operations or cash flows.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more likely than not recognition threshold is measured to determine that amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 provides for a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. This interpretation is effective for fiscal years beginning after December 15, 2006. DSW does not believe the interpretation will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. DSW is currently evaluating the impact this statement may have on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity. This statement also requires the employer to measure the funded status of the plan as of the date of its year-end statement of financial position. The employer still must disclose any additional information about certain affects of net periodic benefit cost for the

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation in the notes to the financial statements. This statement is effective for fiscal years beginning after December 15, 2006. DSW is currently evaluating the impact this interpretation may have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. DSW is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements; the impact is not expected to be material.
5.	STOCK BASED COMPENSATION
DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the plan), and directors of DSW. Options generally vest 20% per year on a cumulative basis from the date of grant. Options granted under the 2005 Equity Incentive Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, DSW did not have a stock option plan or any equity units outstanding.

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

Under the modified prospective method of SFAS No. 123R, compensation expense was recognized during the nine months ended October 28, 2006, for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and for all stock based payments granted after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense of approximately $1.1 million and $2.7 million, respectively, was recorded in operating expenses in the condensed consolidated statements of income for the three and nine month periods ending October 28, 2006. DSW’s financial results for the prior periods have not been restated as a result of this adoption.

Prior to the adoption of SFAS No. 123R, DSW presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. During the nine months ended October 29, 2005, the tax benefits were less than $0.1 million. Beginning in fiscal 2006 with the adoption of SFAS

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
No. 123R, the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation expense recognized for those options (excess tax benefits) are classified as financing cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, DSW uses the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs are included in operating expenses in the condensed consolidated statements of income. DSW recognizes compensation expense for stock option awards granted subsequent to the adoption of SFAS No. 123R and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Compensation expense for stock option awards granted prior to the adoption of SFAS No. 123R is recorded based upon the accrual basis.

The following table illustrates the pro forma effect on net income and income per share for the three and nine months ended October 29, 2005 if the Company had applied the fair value recognition of SFAS No. 123.

	Three months ended	Nine months ended
	October 29, 2005	October 29, 2005

	(in thousands, except per share amounts)
Net income, as reported	$10,911	$27,142
Add: Stock-based employee compensation expense included in reported net income, net of tax	70	94
Deduct: Total stock-based employee compensation benefit (expense) determined under fair value based method for all awards, net of tax	(628)	(839)

Pro forma net income	$10,353	$26,397

Income per share:
Basic as reported	$0.25	$0.78
Diluted as reported	$0.25	$0.77
Basic pro forma	$0.24	$0.75
Diluted pro forma	$0.23	$0.75
     Stock Options
Forfeitures of options are estimated at the grant date based on historical rates of RVI’s stock option activity and reduce the compensation expense recognized. The expected term of options granted is derived from historical data of RVI’s stock options due to the limited historical data on DSW stock activity. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares combined with the historical volatility of three similar companies’ common shares, due to the relative short historical trading history of the DSW Common Shares. The expected dividend yield curve is zero, which is based on DSW’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in DSW’s credit facility.
The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Nine months ended
	October 28,	October 29,
	2006	2005

Assumptions
Risk-free interest rate	4.6%	4.4%
Expected volatility of DSW common stock	40.5%	37.7%
Expected option term	5 years	5 years
The weighted-average fair value of each option granted for the three months ended October 28, 2006 and October 29, 2005 was $11.76 and $9.56 per share, respectively, and for the nine months ended October 28, 2006 and October 29, 2005 was $12.93 per share and $8.14 per share, respectively.
The following table summarizes DSW’s stock option plans and related Weighted Average Exercise Prices (“WAEP”) for the three and nine months ended October 28, 2006 (shares and aggregate intrinsic value in thousands):

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended		Nine months ended
	October 28, 2006		October 28, 2006
	Shares	WAEP	Shares	WAEP
Outstanding beginning of period	1,042	$21.48	914	$19.54
Granted	71	$27.99	254	$29.77
Exercised	(3)	$19.00	(22)	$19.00
Forfeited	(4)	$20.08	(40)	$19.11

Outstanding end of period	1,106	$21.91	1,106	$21.91

	As of October 28, 2006
			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Shares	WAEP	Contract Life	Value
Options outstanding	1,106	$21.91	9 Years	$14,417
Options exercisable	146	$19.05	9 Years	$2,317
Shares available for additional grants	3,300
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the three and nine months ended October 28, 2006 was less than $0.1 million and $0.3 million, respectively.

As of October 28, 2006, the total compensation cost related to nonvested options not yet recognized was approximately $5.1 million with a weighted average expense recognition period remaining of 4.0 years. The total fair value of options that vested during the three and nine months ended October 28, 2006 was less than $0.1 million and $1.1 million, respectively.

The following table summarizes information about options outstanding as of October 28, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP
$19.00—$20.00	768	9 years	$19.00	144	$19.00
$20.01—$25.00	73	9 years	$24.52	2	$23.58
$25.01—$30.00	168	10 years	$27.94
$30.01—$35.00	67	10 years	$31.16
$35.01—$36.00	30	10 years	$35.79

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units

Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.

Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. The total aggregate intrinsic value of nonvested restricted stock units at October 28, 2006 was $5.0 million and the weighted average remaining contractual life was three years. As of October 28, 2006, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.2 million with a weighted average expense recognition period remaining of 2.6 years.
The following table summarizes DSW’s restricted stock units and related WAEP for the three and nine months ended October 28, 2006 (shares in thousands):

	Three months ended		Nine months ended
	October 28, 2006		October 28, 2006
	Shares	WAEP	Shares	WAEP
Outstanding beginning of period	144	$21.80	131	$20.46
Granted			20	$30.34
Exercised Forfeited			(7)	$19.00

Outstanding end of period	144	$21.80	144	$21.80

     Director Stock Units
DSW issues stock units to directors who are not employees of DSW or RVI. During the three and nine months ended October 28, 2006, DSW granted 394 and 9,982 director stock units, respectively, and expensed less than $0.1 million and $0.3 million respectively, related to these grants. During the three and nine months ended October 29, 2005, DSW granted 1,003 and 16,503 director stock units, respectively, and expensed less than $0.1 million and $0.4 million, respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. As of October 28, 2006, 26,995 director stock units had been issued and no director stock units had been settled.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	Three months ended		Nine months ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(in thousands)
Weighted average shares outstanding	43,922	43,891	43,909	34,994
Assumed exercise of dilutive stock options	160	76	148	41
Assumed exercise of dilutive restricted stock units	144	99	136	45

Number of shares for computation of dilutive earnings per share	44,226	44,066	44,193	35,080

For the three and nine months ended October 28, 2006 and October 29, 2005, all potentially dilutive stock options were dilutive.
7.	INVESTMENTS
Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 182 days, and despite the long-term nature of their stated contractual maturities, DSW has the intent and ability to quickly liquidate these securities. Because the fair value approximates the cost, there are no accumulated unrealized holding gains or losses in other comprehensive income from these investments. All income generated from these investments is recorded as interest income.

During the three and nine months ended October 28, 2006, $81.4 million and $150.4 million of cash, respectively, was used to purchase available-for-sale securities while $53.0 million and $75.1 million of cash, respectively, was generated by the sale of available-for-sale securities. As of October 28, 2006, DSW held $75.4 million in short-term investments and at January 28, 2006, DSW had no short-term investments.

The table below details the short-term investments classified as available-for-sale securities outstanding at October 28, 2006 (in thousands):

October 28, 2006
Maturity of
Less Than 1 Year

Aggregate fair value	$75,350
Net gains in accumulated other comprehensive income
Net losses in accumulated other comprehensive income

Net carrying amount	$75,350

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8.	LONG-TERM OBLIGATIONS
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

Under this new facility, DSW and DSWSW are named as co-borrowers. The new secured revolving credit facility has borrowing base restrictions and provides for borrowings at variable interest rates based on London Interbank Offered Rate (“LIBOR”), the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under its new secured revolving credit facility are collateralized by a lien on substantially all of DSW’s and its subsidiary’s personal property and a pledge of all of its shares of DSWSW. In addition, this facility contains usual and customary restrictive covenants relating to DSW’s management and the operation of its business. These covenants will, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under this facility, it must comply with a fixed charge coverage ratio test set forth in the facility documents. At October 28, 2006 and January 28, 2006, $134.2 million and $136.4 million, respectively, were available under the DSW Revolving Loan and no direct borrowings were outstanding. At October 28, 2006 and January 28, 2006, $15.8 million and $13.6 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In July 2005, subsequent to the IPO, DSW prepaid in full, without penalty, the principal balance of both the $165 million and $25 million dividend notes, plus accrued interest of approximately $6.6 million.
9.	SEGMENT REPORTING
DSW is managed in two operating segments: DSW stores and leased departments. All of the operations are located in the United States. DSW has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. The tables below present segment information:

	DSW	Leased
	Stores	Departments	Total
	(in thousands)
Three months ended October 28, 2006:
Net sales	$298,618	$33,601	$332,219
Gross profit	92,708	5,967	98,675
Capital expenditures	9,117	192	9,309

Nine months ended October 28, 2006:
Net sales	$852,809	$97,199	$950,008
Gross profit	260,067	16,997	277,064
Capital expenditures	21,434	364	21,798

As of October 28, 2006:
Total assets	$558,376	$30,944	$589,320

	DSW	Leased
	Stores	Departments	Total
	(in thousands)
Three months ended October 29, 2005:
Net sales	$270,536	$31,704	$302,240
Gross profit	78,361	4,658	83,019
Capital expenditures	5,630	110	5,740

Nine months ended October 29, 2005:
Net sales	$768,721	$91,536	$860,257
Gross profit	229,070	13,110	242,180
Capital expenditures	21,008	240	21,248

As of January 28, 2006:
Total assets	$479,364	$28,351	$507,715

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine months ended
	October 28,	October 29,
	2006	2005
	(in thousands)
Cash paid during the period for:
Interest to non-related parties	$7	$1,544
Interest to related parties	$0	$6,592
Income taxes	$28,336	$13,678

Noncash investing and operating activities —
Changes in accounts payable due to asset purchases	$1,702	$1,398
11.	COMMITMENTS AND CONTINGENCIES
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

DSW and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. DSW is involved in several legal proceedings arising out of this incident, including two putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the two lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio.

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

There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
claims made against DSW and will continue to explore its defenses and possible claims against others.

DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of October 28, 2006, the balance of the associated accrual for potential exposure was $3.1 million.

Although difficult to quantify, since the announcement of the theft, DSW has not discerned any material negative effect on sales trends it believes is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.

DSW is involved in various other legal proceedings that are incidental to the conduct of its business. DSW estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. DSW records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, DSW records the minimum estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these legal proceedings will not be material. As additional information becomes available, DSW assesses the potential liability related to its pending litigation and revises the estimates. Revisions in DSW’s estimates and potential liability could materially impact its results of operations and financial condition.
12.   SUBSEQUENT EVENTS
On December 5, 2006, RVI, Retail Ventures Services, Inc., Value City and Filene’s Basement, collectively the “RVI Entities”, entered into an IT Transfer and Assignment Agreement (the “IT Transfer Agreement”) with BTS. Under the terms of the IT Transfer Agreement, the RVI Entities will transfer certain information technology contracts to BTS. The IT transfer Agreement is effective as of October 29, 2006.

Additionally, on December 5, 2006, DSW and RVI entered into an Amended and Restated Shared Services Agreement, effective as of October 29, 2006 (the “Amended Shared Services Agreement”). Under the terms of the Amended Shared Services Agreement, DSW, through BTS, will provide information technology services to RVI and its subsidiaries, including Value City and Filene’s Basement. RVI information technology associates are now employed by BTS. Additionally, DSW and RVI agreed to include other non-material changes in the Amended Shared Services Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “Company”, “we”, “us”, and “our” refers to DSW Inc. (“DSW”) and its wholly owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”) and Brand Technology Services LLC (“BTS”).
Company Overview
DSW is a leading U.S. specialty branded footwear retailer operating 215 DSW stores in 33 states as of October 28, 2006. We offer in our DSW stores a combination of selection, convenience and value that we believe differentiates us from our competitors such as mall-based department stores, national chains and independent shoe retailers and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition to operating DSW stores, as of October 28, 2006, we operated a total of 225 leased shoe departments for three non-affiliated retailers, including 162 leased shoe departments for Stein Mart, Inc. (“Stein Mart”); 62 for Gordman’s, Inc. (“Gordmans”); and one for Frugal Fannie’s Fashion Warehouse (“Frugal Fannie’s”). As of October 28, 2006, we also operated 29 leased shoe departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures. We plan to further strengthen our position as a leading specialty branded footwear retailer by pursuing three primary strategies for growth — expanding our store base, driving sales through enhanced merchandising and continuing to improve profitability.
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
We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from stored value cards, which include gift cards and returned merchandise credits, are deferred and recognized when the cards are redeemed. The liability associated with outstanding stored value cards was $8.1 million and $9.1 million at October 28, 2006 and January 28, 2006, respectively, and these amounts are included in the accompanying consolidated balance sheets within accrued expenses — other. We did not recognize income from unredeemed stored value cards during the three and nine months ending October 28, 2006 and October 29, 2005.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $21.9 million on October 28, 2006 and $19.2 million at January 28, 2006.

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

We include in the cost of sales expenses associated with warehousing, distribution and store occupancy. Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the warehouse, which are primarily payroll-related taxes and benefits. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities and maintenance and other operating costs that are passed to us from the landlord. Distribution costs include the transportation of merchandise to the warehouse and from the warehouse to our stores. Store occupancy costs include rent, utilities, repairs, maintenance, insurance and janitorial costs and other costs associated with licenses and occupancy-related taxes, which are primarily real estate taxes passed to us by our landlords. Redemption for customer loyalty certificates are included in cost of sales. (See Customer Loyalty Program below for more details)

•	Short-Term Investments. Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 182 days. Despite the long-term nature of their stated contractual maturities, we have the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income. As of October 28, 2006, we held $75.4 million in short-term investments and at January 28, 2006, we had no short-term investments.

•	Asset Impairment and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, estimated on discounted cash flow. Should an impairment loss be realized, it will be included in cost of sales. We recorded zero and $0.8 million in impairment losses during the three and nine months ended October 28, 2006. The amount of impairment losses recorded in fiscal 2005 was $0.2 million, all of which was recorded in the fourth quarter.

We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, our conclusion regarding asset impairment may differ from our current estimates.
•	Store Closing Reserves. During the nine months ending October 28, 2006, we recorded reserves associated with the closing of four DSW stores in the amount of $0.5 million. Expenses related to closed stores are recorded as operating expenses. These estimates are monitored on at least a quarterly basis for changes in circumstances.

The table below sets forth the significant components and activity related to these closing reserves:

	Balance at January				Balance at October
	28, 2006	Related Charges	Payments	Adjustments	28, 2006
	(in thousands)
Employee severance and termination benefits		$19	$(19)		$—
Lease Costs	$282	431	(838)	$233	108
Other		64			64

Total	$282	$514	$(857)	$233	$172

	Balance at January				Balance at October
	29, 2005	Related Charges	Payments	Adjustments	29, 2005
	(in thousands)
Employee severance and termination benefits
Lease Costs	$532	$—	$(209)	$—	$323
Other

Total	$532	$—	$(209)	$—	$323
•	Self-insurance Reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated monthly, based on a historical analysis for the average of the previous two months claims cost and the number of associates employed. Workers’ compensation and casualty insurance estimates are calculated semi-annually, with the assistance of an actuary, utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by less than $0.1 million. The self-insurance reserves were $1.9 million and $0.9 million at October 28, 2006 and January 28, 2006, respectively.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which program members receive a future discount on qualifying purchases. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. During the third quarter of fiscal 2006 we re-launched our loyalty program, which included changing: the name from “Reward Your Style” to “DSW Rewards”, the point’s threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and our ability to communicate with our customers. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience. As these certificates are redeemed, the charge is to cost of sales. The accrued liability as of October 28, 2006 and January 28, 2006 was $10.7 million and $8.3 million, respectively. Substantially all certificates under the “Reward Your Style” program will expire on or before January 31, 2007.

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
Results of Operations
As of October 28, 2006, we operated 215 DSW stores in 33 states, and leased shoe departments in 162 Stein Mart stores, 62 Gordmans stores, 29 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in two segments, defined as DSW stores and leased departments. The leased departments are comprised of leased shoe departments in Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement stores. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	Three months ended		Nine months ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(70.3)	(72.5)	(70.8)	(71.9)

Gross profit	29.7	27.5	29.2	28.1

Operating expenses	(22.1)	(21.6)	(21.2)	(21.9)

Operating profit	7.6	5.9	8.0	6.2

Interest expense		(0.1)		(0.9)
Interest income	0.5	0.1	0.5

Interest income (expense), net	0.5	0.0	0.5	(0.9)

Earnings before income taxes	8.1	5.9	8.5	5.3

Income tax provision	(3.3)	(2.3)	(3.4)	(2.1)

Net income	4.8%	3.6%	5.1%	3.2%

THREE MONTHS ENDED OCTOBER 28, 2006 COMPARED TO THREE MONTHS ENDED
OCTOBER 29, 2005
Net Sales. Net sales for the thirteen week period ended October 28, 2006 increased by 9.9%, or $30.0 million, to $332.2 million from $302.2 million in the thirteen week period ended October 29, 2005. Our comparable store sales in the third quarter of fiscal 2006 improved 2.6% compared to the third quarter of fiscal 2005. The increase in DSW sales includes a net increase of 18 DSW stores, four affiliated leased shoe departments and 14 non-affiliated leased shoe departments. The DSW store locations opened subsequent to October 29, 2005 added $17.2 million in sales for the quarter ended October 28, 2006, while the leased shoe departments opened subsequent to October 29, 2005 added $1.9 million in sales for the quarter ended October 28, 2006. Leased shoe department sales comprised 10.1% of total net sales in the third quarter of fiscal 2006, compared to 10.5% in the third quarter of fiscal 2005.
For the third quarter of fiscal 2006, DSW comparable store sales increased in women’s by 3.3% and athletic by 8.2%. Comparable store sales decreased in the men’s category by 0.4% and in accessories by 3.4%. Sales increases in the women’s category were driven by increases in the casual class, while the fashion class continues to be the best performing class in the athletic category. The decrease in the accessories category was due to the transition to a consignment program for shoe care products.
Gross Profit. Gross profit increased $15.7 million to $98.7 million in the third quarter of fiscal 2006 from $83.0 million in the third quarter of fiscal 2005, and increased as a percentage of net sales from 27.5% in the third quarter of fiscal 2005 to 29.7% in the third quarter of fiscal 2006. The margin for the third quarter of fiscal 2006 was positively affected by an increased initial markup, a reduction in the markdown rate, and a decrease in warehouse expense. Improved inventory management and procurement lead to the favorable initial markup and the improved markdown rate. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information and increased unit volumes.
Operating Expenses. For the third quarter of fiscal 2006, operating expenses increased $8.2 million to $73.5 million from $65.3 million in the third quarter of fiscal 2005, which represented 22.1% and 21.6% of net sales, respectively. The increase in the percent of net sales was the result of increased personnel related expense in the home office and the marketing expense related to the change in the loyalty program. This unfavorable expense was offset in part by the leveraging of store expenses, a reduction in pre-opening costs and a favorable adjustment related to the loyalty program redemption liability. Included in operating expenses are costs, excluding pre-opening costs, associated with 18 new DSW stores and 18 new leased shoe departments opened subsequent to October 29, 2005 of $3.0 million for the three months ended October 28, 2006. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period. Included in operating expenses is the related operating cost, excluding occupancy, associated with operating the leased shoe departments.
Operating Profit. Operating profit was $25.2 million in the third quarter of fiscal 2006 compared to $17.7 million in the third quarter of fiscal 2005, and increased as a percentage of net sales from 5.9% in the third quarter of fiscal 2005 to 7.6% in the third quarter of fiscal 2006. Operating profit as a percentage of net sales was impacted by the increase in gross profit offset by the increased operating expenses.

Interest Income (Expense), Net. Net interest income for the third quarter of fiscal 2006 was $1.6 million as compared to $0.1 million of net interest income for the third quarter of fiscal 2005. The increase in interest income over the prior year is from a combined increase in cash and equivalents and short-term investments which increased due to cash from operations.
Income Taxes. Our effective tax rate for the third quarter of fiscal 2006 was 40.3%, compared to 39.0% for the third quarter of fiscal 2005.
Net Income. For the third quarter of fiscal 2006, net income increased $5.1 million, or 46.7%, over the third quarter of fiscal 2005 and represented 4.8% and 3.6% of net sales, respectively. This increase was primarily the result of the increase in operating profit and interest income during the period.
NINE MONTHS ENDED OCTOBER 28, 2006 COMPARED TO NINE MONTHS ENDED OCTOBER 29, 2005
Net Sales. Net sales for the nine-month period ended October 28, 2006 increased by 10.4%, or $89.7 million, to $950.0 million from $860.3 million in the nine-month period ended October 29, 2005. Our comparable store sales in the nine-month period of fiscal 2006 improved 3.0%. The increase in DSW sales includes a net increase of 18 DSW stores, four affiliated leased shoe departments and 14 non-affiliated leased shoe departments. The DSW store locations opened subsequent to October 29, 2005 added $31.2 million in sales in fiscal 2006 over the comparable nine-month period in fiscal 2005, while the leased shoe departments opened subsequent to October 29, 2005 added $3.1 million in sales in fiscal 2006 over the comparable nine-month period in fiscal 2005. Leased shoe department sales comprised 10.2% of total net sales in fiscal 2006, compared to 10.6% in fiscal 2005.
For the nine-month period ended October 28, 2006, as compared with the same nine-month period in fiscal 2005, DSW comparable store sales increased in women’s by 4.0%, athletic by 4.0%, men’s by 0.2%, and accessories by 0.8%. Sales increases in the women’s category were driven by increases in the casual class, while the increase in the athletic category was the result of an increase in the women’s and men’s fashion classes. The increase in men’s was driven by the young men’s class. The increase in the accessories category was driven by an increase in sales of handbags, partially offset by the transition to a consignment program for shoe care products.
Gross Profit. Gross profit increased $34.9 million to $277.1 million in fiscal 2006 from $242.2 million in fiscal 2005, and increased as a percentage of net sales from 28.1% in fiscal 2005 to 29.2% in fiscal 2006. The increase is attributable to an increased initial markup, a reduction in the markdown rate and a decrease in warehouse expense. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information and increased unit volumes. A reduction of the internal shrink accrual rate resulted in an increase in gross profit of $1.0 million in the nine month period ended October 28, 2006 over the comparable prior year period. Those positive factors were partially offset by an increase in occupancy expense. Store occupancy expense increased from 13.1% of net sales in fiscal 2005 to 13.3% of net sales in fiscal 2006 which is the result of increases in lease expense for new stores and an impairment charge of $0.8 million.
Operating Expenses. For the nine-month period ended October 28, 2006, operating expenses increased $12.1 million to $200.8 million from $188.7 million in the nine-month period ended October 29, 2005, which represented 21.2% and 21.9% of net sales, respectively. Operating costs for fiscal 2005 included a charge of $6.5 million related to an estimate for potential losses related to the theft of credit card and other purchase information. Included in operating expenses are costs, excluding pre-opening costs, associated with 18 new DSW stores and 18 new leased shoe departments opened subsequent to October 29, 2005 of $5.4 million for the nine months ended October 28, 2006. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period. Operating expenses for stores that had not opened as of October 28, 2006 were $0.9 million. Favorable changes in operating expenses during the period included reductions in marketing and pre-opening costs of $3.3 million and $1.7 million, respectively. Those positive factors were offset by an increase in personnel related expense in both the stores and home office. Included in operating expenses is the related operating cost, excluding occupancy, associated with operating the leased shoe departments.
Operating Profit. Operating profit was $76.2 million in fiscal 2006 compared to $53.5 million in the fiscal 2005, and increased as a percentage of net sales from 6.2% in fiscal 2005 to 8.0% in fiscal 2006. Operating profit as a percentage of net sales was impacted by the improved gross profit, the leveraging of operating expenses and the estimate for potential losses related to the theft of credit card and other purchase information that was incurred in the prior fiscal year.
Interest Income (Expense), Net. Net interest income for the nine-month period ended October 28, 2006 was $4.9 million as compared to $8.4 million of net interest expense for the nine-month period ended October 29, 2005. Interest income for the period was the result of investment activity from funds generated by the IPO and from operations. The interest expense incurred in fiscal 2005 includes $6.6 million of interest due to RVI relating to $190.0 million of indebtedness incurred to fund dividends and $1.9 million of interest on direct borrowings under the Value City Revolving Credit Facility.
Income Taxes. Our effective tax rate for the nine-month period ended October 28, 2006 was 39.7%, compared to 39.8% for the nine-month period ended October 29, 2005.
Net Income. For the nine-month period ended October 28, 2006, net income increased $21.7 million, or 80.0%, over the nine-month period ended October 29, 2005 and represented 5.1% and 3.2% of net sales, respectively. This increase was primarily the result of increased gross profit, the $6.5 million charge in the prior fiscal year for estimated potential losses related to the theft of credit card and other purchase information and the interest income during the period as opposed to having interest expense in the prior fiscal year.
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
Liquidity and Capital Resources
Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our expansion, the remodeling of existing stores and infrastructure growth. Since our IPO in July 2005, we have funded our expenditures with cash flows from operations. Prior to the IPO, we funded our expenditures with cash flows from operations and borrowings under the Value City credit facilities to which we had been a party, as described below. Our working capital and inventory levels typically build seasonally. We believe that we will be able to continue to fund our operating requirements and the expansion of our business pursuant to our growth strategy in the future with existing cash and short-term investments, cash flows from operations and borrowings under our secured revolving credit facility, if necessary.
For the thirty nine week period ended October 28, 2006, our net cash provided by operations was $67.3 million, compared to $36.2 million provided by operations for the thirty nine week period ended October 29, 2005. The $31.1 million increase in cash provided by operations over the comparable period is primarily due to increased net income.
Net working capital increased $53.8 million to $292.3 million at October 28, 2006 from $238.5 million at January 28, 2006, primarily due to increased short-term investments and inventory related to new stores opened in fiscal 2006, partially offset by decreases in cash and cash equivalents. Our current ratio at October 28, 2006 and January 28, 2006 were 2.8 and 2.7, respectively.
Our future capital expenditures will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. In fiscal 2005, we opened 29 new DSW stores. We plan to open approximately 30 stores per year in each of the next four fiscal years. During fiscal 2005, the average investment required to open a typical new DSW store was approximately $1.4 million. Of this amount, gross inventory typically accounted for approximately $680,000, fixtures and leasehold improvements typically accounted for approximately $460,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $280,000. In addition, we expect to invest in inventory and fixtures during the fiscal fourth quarter of 2006 related to the restated supply agreement with Stein Mart to operate 102 additional locations. Subsequent to the end of the quarter, we have signed a lease for additional office space, in which we are expecting to incur capital expense of approximately $10 million, the majority of which we expect to incur during the fiscal fourth quarter of 2006. We expect this subsequent event, along with the additional Stein Mart locations, to bring our annual capital expense to approximately $40 million for the year. We plan to finance these investments with existing cash and cash flows from operating activities.
$150 Million Secured Revolving Credit Facility. Simultaneously with the amendment and restatement of the Value City revolving credit facility described below, we entered into a new $150 million secured revolving credit facility with a term of five years. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. Our facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under the secured revolving credit facility are secured by a lien on substantially all of our and our subsidiary’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At October 28, 2006 and January 28, 2006, $134.2 million and $136.4 million was available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. At October 28, 2006 and January 28, 2006, $15.8 million and $13.6 million in letters of credit were issued and outstanding.

Contractual Obligations
We had outstanding letters of credit that totaled approximately $15.8 million at October 28, 2006 and $13.6 million at January 28, 2006. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any significant payment outside of terms set forth in these arrangements.
As of October 28, 2006, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $3.9 million as of October 28, 2006. In addition, as of October 28, 2006, we have signed lease agreements for 29 new store locations with annual rent of approximately $10.7 million. In connection with the new lease agreements, we will receive approximately $7.5 million of tenant allowances, which will reimburse us for expenditures at these locations.
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
Intercompany Accounts. Prior to the completion of our initial public offering in July 2005, we and Retail Ventures used intercompany transactions in the conduct of our operations. Under this arrangement, Retail Ventures acted as a central processing location for payments for the acquisition of merchandise, payroll, outside services, capital additions and expenses by controlling the payroll and accounts payable activities for all Retail Ventures’ subsidiaries, including DSW. We transferred cash received from sales of merchandise to cash accounts controlled by Retail Ventures. The concentration of cash and the offsetting payments for merchandise, expenses, capital assets and accruals for future payments were accumulated on our balance sheet in advances to affiliates. The balance of advances to affiliates fluctuated based on our activities with Retail Ventures.
Following completion of our initial public offering, our intercompany activities have been limited to those arrangements set forth in the shared services agreement and the other agreements between us and Retail Ventures. We no longer concentrate our cash from the sale of merchandise into Retail Ventures’ accounts but into our own DSW accounts. We pay for our own merchandise, expenses and capital additions from newly established disbursement accounts. Any intercompany payments are made pursuant to the terms of the shared services agreement and other agreements between us and Retail Ventures. The amount of payables and receivables with Retail Ventures are now recorded in accounts payable to related parties and accounts receivables from related parties.
Our Separation from Retail Ventures
Upon completion of our initial public offering in July 2005, Retail Ventures amended or terminated the existing credit facilities and other debt obligations of Value City and its other affiliates, including certain facilities under which we had rights and obligations as a co-borrower and/or co-guarantor. We are no longer a party to any of these agreements.

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
As of October 28, 2006, assuming an exercise price per share of $19.00, SSC and Cerberus would each receive 328,915 Class A Common Shares, and Millennium would receive 41,989 Class A Common Shares, if they exercised these warrants in full exclusively for DSW Common Shares. The warrants expire in June 2012. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitations on exercise in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for Retail Ventures common shares.

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
In connection with the amendment and restatement of this convertible loan agreement, the $75 million convertible loan was converted into a $50 million non-convertible loan. In addition, Retail Ventures agreed to issue to SSC and Cerberus convertible warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the amended and restated loan agreement. Under the convertible warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the convertible loan (subject to antidilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price of $19.00 per share (subject to antidilution provisions) or (iii) acquire a combination thereof. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitation on exercise contained in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for Retail Ventures common shares.
SSC and Cerberus may acquire upon exercise of the warrants Class A Common Shares of DSW from Retail Ventures. As of October 28, 2006, assuming an exercise price per share of $19.00, SSC and Cerberus would receive 1,973,684 and 315,790 Class A Common Shares, respectively, without giving effect to anti-dilution adjustments, if any, if they exercised these warrants exclusively for DSW Common Shares.
Value City Intercompany Note. The capital stock of DSW held by Retail Ventures secures a $240 million Value City intercompany note made payable by Retail Ventures to Value City, which was executed and delivered on January 1, 2005 in connection with the transfer of all the capital stock of DSW and Filene’s Basement by Value City to Retail Ventures on that date. The lien granted to Value City on the DSW capital stock held by Retail Ventures will be released upon written notice that warrants held by Cerberus, SSC and Millennium are to be exercised in exchange for DSW capital stock held by Retail Ventures and to be delivered by Retail Ventures upon the exercise of such warrants. The note was paid in full during the third quarter of 2006 and the lien was released upon repayment of the note in full.
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
We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. We have no capital leases outstanding as of October 28, 2006.
On July 5, 2005, subsequent to the IPO, we paid in full the principal balance of both the $165.0 million and $25.0 million dividend notes plus accrued interest of approximately $6.6 million to RVI, $20.0 million outstanding on our old secured revolving credit facility and a $10.0 million intercompany advance from RVI used to pay down on the outstanding old credit facility borrowing.
Off-Balance Sheet Arrangements
We do not intend to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. As of October 28, 2006, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash and cash equivalents are maintained only with maturities of 90 days or less. Our short-term investments have interest reset periods of 182 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of October 28, 2006 and January 28, 2006, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1.0% in interest rates would have a material effect on our financial position.
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
Changes in Internal Control over Financial Reporting
No change was made in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. We are involved in several legal proceedings arising out of this incident, including two putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the two lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio.
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
We estimate that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of October 28, 2006, the balance of the associated accrual for potential exposure was $3.1 million.
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
ITEM 1A. Risk Factors.
We caution that information in this Form 10-Q, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation Reform Act of 1995) and is subject to change based on various important factors. The following risks and uncertainties, in addition to those previously disclosed under the caption “Risk Factors” in our last Annual Report on Form 10-K for the fiscal year-ended January 28, 2006, and additional risks and uncertainties not presently known to us or that are not currently believed to be material, if they occur, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements.
We are dependent on Retail Ventures to provide us with many key services for our business.
From 1998 until our initial public offering in July 2005, we were operated as a wholly-owned subsidiary of Value City Department Stores, Inc. or Retail Ventures, and many key services required by us for the operation of our business are currently provided by Retail Ventures and its subsidiaries. We have entered into agreements with Retail Ventures related to the separation of our business operations from Retail Ventures including, among others, a master separation agreement and a shared services agreement. Under the terms of the shared services agreement, which was effective as of January 30, 2005, Retail Ventures provides us with key services relating to import administration, risk management, information technology, tax, logistics, legal services, financial services, shared benefits administration and payroll. Additionally, Retail Ventures maintains insurance for us and for our directors, officers, and employees. In turn, we provide several subsidiaries of Retail Ventures with services relating to planning and allocation support, distribution services and transportation management, information technology, lease negotiation, store design and construction management. The initial term of the shared services agreement will expire at the end of fiscal 2007 and will be extended automatically for additional one-year terms unless terminated by one of the parties. We expect some of these services to be provided for longer or shorter periods than the initial term. We believe it is necessary for Retail Ventures to provide these services for us under the shared services agreement to facilitate the efficient operation of our business as we transition to becoming an independent public company. We, as a result, are dependent on our relationship with Retail Ventures for shared services.
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
We and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. We are involved in several legal proceedings arising out of this incident, including two putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the two lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio.
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
We estimate that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of October 28, 2006, the balance of the associated accrual for potential exposure was $3.1 million.
Although difficult to quantify, since the announcement of the theft, we have not discerned any material negative effect on sales trends we believe is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.
The PIES (Premium Income Exchangeable SecuritiesSM) issued by Retail Ventures may adversely affect the market price for DSW Class A Common Shares.
The market price of our Class A Common Shares is likely to be influenced by the PIES issued by Retail Ventures. For example, the market price of our Class A Common Shares could become more volatile and could be depressed by (a) investors’ anticipation of the potential resale in the market of a substantial number of additional DSW Class A Common Shares received upon exchange of the PIES, (b) possible sales of our Class A Common Shares by investors who view the PIES as a more attractive means of equity participation in us than owning our Class A Common Shares and (c) hedging or arbitrage trading activity that may develop involving the PIES and our Class A Common Shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Recent sales of unregistered securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Purchases of equity securities by the issuer and affiliated purchasers
We have not made purchases of our Common Shares during the quarter ended October 28, 2006. We do not anticipate paying cash dividends on our Common Shares in the foreseeable future. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us or our subsidiaries, other than dividends paid in stock, and cash dividends can only be paid to Retail Ventures by us up to the aggregate amount of $5.0 million, less the amount of any loan advances made to Retail Ventures by us or our subsidiaries.
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None
Item 5. Other Information.
On December 5, 2006, Retail Ventures, Retail Ventures Services, Inc., Value City and Filene’s Basement, collectively the “RVI Entities”, entered into an IT Transfer and Assignment Agreement (the “IT Transfer Agreement”) with BTS. Under the terms of the IT Transfer Agreement, the RVI Entities will transfer certain information technology contracts to BTS. The IT Transfer Agreement is effective as of October 29, 2006.
Additionally, on December 5, 2006, DSW and Retail Ventures entered into an Amended and Restated Shared Services Agreement, effective as of October 29, 2006 (the “Amended Shared Services Agreement”). Under the terms of the Amended Shared Services Agreement, DSW, through BTS, will provide information technology services to Retail Ventures and its subsidiaries, including Value City and Filene’s Basement. Retail Ventures information technology associates are now employed by BTS. Additionally, DSW and Retail Ventures agreed to include other non-material changes in the Amended Shared Services Agreement.
On December 5, 2006, we entered into a Lease with 4300 Venture 34910, an affiliate of Schottenstein Stores Corporation, for a new corporate headquarters to be located in Columbus, Ohio. A copy of the Lease, a related lease for trailer parking and amendment to our existing home office lease, are attached hereto as Exhibits 10.3, 10.4 and 10.5, respectively.
Item 6. Exhibits. See Index to Exhibits on page 37.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)
Date: December 6, 2006	By:	/s/ Douglas J. Probst
Douglas J. Probst
Chief Financial Officer (duly authorized officer and chief financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Lease, dated June 30, 2006 between JLPK — Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store

10.2	Lease, dated November 27, 2006 between JLP — Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store

10.3	Lease, dated November 30, 2006 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office

10.4	Lease, dated November 30, 2006 between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office.

10.5	Lease Amendment, dated November 30, 2006 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters

10.6	IT Transfer and Assignment Agreement dated October 29, 2006

10.7	Amended and Restated Shared Services Agreement between DSW Inc. and Retail Ventures, Inc., dated October 29, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer