Form 10-K
period 2007-02-03
DSW Inc.
filed 2007-04-05
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 3, 2007
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
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer   ☐
Accelerated Filer   ☑
Non-accelerated Filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of July 29, 2006, was $553,878,713.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,238,865 Class A Common Shares and 27,702,667 Class B Common Shares were outstanding at March 31, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement relating to fiscal 2006 for the Annual Meeting of Shareholders to be held on May 30, 2007 are incorporated by reference into Part III.

PART I
     All references to “we,” “us,” “our,” “DSW” or the “Company” in this Annual Report on Form 10-K mean DSW Inc. and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”) and Brand Technology Services LLC (“BTS”), except where it is made clear that the term only means DSW Inc. DSW Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”).
     All references to “Retail Ventures”, or “RVI”, in this Annual Report on Form 10-K means Retail Ventures, Inc. and its subsidiaries, except where it is made clear that the term only means the parent company. DSW is a controlled subsidiary of Retail Ventures, a publicly traded company on the NYSE under the symbol “RVI”.
     We own many trademarks and service marks. This Annual Report on Form 10-K contains trade dress, tradenames and trademarks of other companies. Use or display of other parties’ trademarks, trade dress or tradenames is not intended to, and does not, imply a relationship with the trademark or trade dress owner.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
     Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward looking statements include, but are not limited to, the following:
•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	our dependence on Retail Ventures, Inc. for key services;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear; and

•	security risks related to our electronic processing and transmission of confidential customer information.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance or achievements may vary materially from what we may have projected. Furthermore, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, DSW undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
ITEM 1. BUSINESS.
General
     DSW is a leading U.S. specialty branded footwear retailer operating 223 shoe stores in 35 states as of February 3, 2007. We offer a wide selection of brand name and designer dress, casual and athletic footwear for women and men. Our typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. Our stores average approximately 25,000 square feet and hold approximately 30,000 pairs of shoes. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate leased shoe departments for four other retailers.
     Please see our financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K for financial information about our two segments: DSW stores and leased departments.

Corporate History
     We were incorporated in the state of Ohio on January 20, 1969 and opened our first DSW store in Dublin, Ohio in July 1991. In 1998, a predecessor of Retail Ventures, Inc., purchased DSW and affiliated shoe businesses from Schottenstein Stores Corporation (“SSC”) and Nacht Management, Inc. In February 2005, we changed our name from Shonac Corporation to DSW Inc. In July 2005, we completed an initial public offering (“IPO”) of our Class A Common Shares, selling approximately 16.2 million shares at an offering price of $19.00 per share. As of February 3, 2007, Retail Ventures owned approximately 27.7 million of our Class B Common Shares, or approximately 63.0% of our total outstanding shares and approximately 93.2% of the combined voting power of our outstanding Common Shares.
Competitive Strengths
     We believe that our leading market position is driven by our competitive strengths: the breadth of our branded product offerings, our convenient store layout, the value proposition offered to our customers and our demonstrated ability to deliver profitable growth on a consistent basis. Over the past few years, we have broadened our merchandise assortment, honed our retail operating model and continued our dedication to providing quality in-season products at attractive prices. We believe we will continue to improve our ability to leverage these competitive strengths and attract and retain talented managers and merchandisers.
     The Breadth of Our Product Offerings
     Our goal is to excite our customers with a “sea of shoes” that fulfill a broad range of style and fashion needs. We believe that our typical store offers the largest selection of brand name and designer merchandise of any footwear retailer or typical department store in the nation. We purchase directly from more than 400 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with selection at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 30,000 pairs of shoes in over 2,000 styles compared to a significantly smaller product offering at typical department stores. We also offer a complementary selection of handbags, hosiery and other accessories which appeal to our brand- and fashion-conscious customers.
     Our Distinctive and Convenient Store Layout
     We provide our customers with the highest level of convenience based on our belief that customers should be empowered to control and personalize their shopping experiences. Our merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. Our stores are laid out in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise. We believe this self-service aspect provides our customers with maximum convenience as they are able to browse and try on the merchandise without feeling rushed or pressured into making a decision too quickly.
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
     In order to provide additional value to shoe enthusiasts and other regular customers, we maintain a customer loyalty program for our DSW stores in which program members receive a discount on future purchases. This program offers additional savings to frequent shoppers and encourages repeat sales. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. During the third quarter of fiscal 2006, we re-launched our loyalty program, which included changing: the name from “Reward Your Style” to “DSW Rewards”, the point threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and our ability to communicate with our customers. We target market to “DSW Rewards” members throughout the year. We classify these members by frequency and use direct mail and on-line communication to stimulate further sales and traffic. As of February 3, 2007, over 7.3 million members enrolled in the “DSW Rewards” loyalty program had purchased merchandise in the previous two fiscal years, up from approximately 6.8 million members as of January 28, 2006. In fiscal 2006, approximately 66% of DSW store net sales were generated by shoppers in the loyalty program.
     Demonstrated Ability to Consistently Deliver Profitable Growth
     Since 1998, we have focused our operating model on selection, convenience and value. We believe that the profitable growth we have achieved in the past is attributable to our operating model and management’s focus on store-level profitability and economic payback. Over the four fiscal years ended February 3, 2007, our net sales and operating profit have grown at compound annual growth rates of 19% and 54%, respectively. In addition, for all our annual new store classes since 1996, we have achieved positive operating cash flow within two years of opening. We intend to continue to focus on net sales, operating profit and cash flow per annual new store class as we pursue our growth strategy. Since our IPO, we have not carried any debt, and we have a combined cash and short term investment balance of $172 million as of February 3, 2007.
Growth Strategy
     We plan to continue to strengthen our position as a leading specialty branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability: expanding our store base, driving sales through enhanced merchandising and investment in our infrastructure.
     Expanding Our Store Base
     We plan to open at least 30 stores in each fiscal year from fiscal 2007 through fiscal 2010. We plan to open stores in both new and existing markets while expanding our store portfolio to include lifestyle and regional mall locations in addition to our traditional power strip venues. Based on an internal planning model created in fiscal 2005, we believe that we have the long-term potential to operate over 400 stores in the United States, including the 223 stores existing as of February 3, 2007. In general, our evaluation of potential new stores focuses on store size, configuration, location, demographics, co-tenancy and lease terms. Our long-range planning model is based on an examination of each metropolitan area we currently serve or desire to serve. The objective of the analysis is to understand the demand for our products in each market over time, and our ability to capture that demand. The analysis also looks at our current penetration levels in the markets we serve and our expected deepening of those penetration levels as we continue to grow our brand and become the shoe retailer of choice in our market.
     Driving Sales Through Enhanced Merchandising
     Our merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. We track store performance and sales trends on a weekly basis and have a flexible incremental buying process that enables us to order styles frequently throughout each season, in contrast to department stores, which typically make one large purchase at the beginning of the season. To keep our product mix fresh and on target, we test new fashions and actively monitor sell-through rates in our stores. We also aim to increase the quality and breadth of existing vendor offerings and identify new vendor opportunities. In addition to our merchandising initiative, we will continue to invest in planning, allocation and distribution to continue to improve our inventory and markdown management.
     Investment In Infrastructure
     As we grow our business and fill in markets to their full potential, we believe we will continue to improve our profitability by leveraging our cost structure in the areas of marketing, regional management, supply chain and overhead functions. Additionally, we intend to continue investing in our infrastructure to improve our operating and financial performance. Most significantly, we believe continued investment in information systems will enhance our efficiency in areas such as merchandise planning and allocation, inventory management, distribution and point of sale functions.
     In addition, on December 5, 2006, we entered into an Amended and Restated Shared Services Agreement with RVI, effective as of October 29, 2006 (the “Amended Shared Services Agreement”). Under the terms of the Amended Shared Services Agreement, through BTS, we provide information technology services to RVI and its subsidiaries, including Value City and Filene’s Basement. RVI information technology associates are now employed by BTS. This change gives us greater control over this important function.

DSW Store Locations
     As of February 3, 2007, we operated 223 DSW stores in 35 states in the United States. The table below shows the locations of our DSW stores by region as of February 3, 2007.

Northeast		West		Central		Southeast

Connecticut	3	Arizona	5	Illinois	10	Alabama	1
Delaware	1	California	21	Indiana	6	Florida	16
Maine	1	Colorado	6	Iowa	1	Georgia	8
Maryland	7	Nevada	3	Kansas	2	North Carolina	4
Massachusetts	9	Oregon	1	Michigan	12	Tennessee	3
New Hampshire	1	Texas	23	Minnesota	7	Virginia	10
New Jersey	8	Utah	1	Missouri	4
New York	18	Washington	1	Nebraska	1
Pennsylvania	11			Ohio	12
Rhode Island	1			Oklahoma	1
				Wisconsin	4

Total	60		61		60		42
Leased Shoe Departments
     We also operate leased shoe departments for three non-affiliated retailers and one affiliated retailer. We entered into supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Inc., or Stein Mart, Gordman’s, Inc., or Gordmans, and Frugal Fannie’s Fashion Warehouse, or Frugal Fannie’s, stores as of July 2002, June 2004 and September 2003, respectively. On May 30, 2006, we amended our agreement with Stein Mart so that now we are the exclusive supplier of shoes to all Stein Mart stores that have shoe departments. We have operated leased shoe departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures, since its acquisition by Retail Ventures in March 2000. We own the merchandise, record sales of merchandise net of returns and sales tax, own the fixtures (except for Filene’s Basement) and provide supervisory assistance in these covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. We pay a percentage of net sales as rent. As of February 3, 2007, we supplied merchandise to 267 Stein Mart stores, 62 Gordmans stores, one Frugal Fannie’s store and 30 Filene’s Basement stores. Beginning in fiscal 2006, our leased shoe department segment has been supported by a store field operations group, a merchandising group and a planning and allocation group that are separate from the DSW stores segment.
Merchandise Suppliers and Mix
     We believe we have good relationships with our vendors. We purchase merchandise directly from more than 400 domestic and foreign vendors as of February 3, 2007. Our vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have implemented quality control programs under which our DSW buyers are involved in establishing standards for quality and fit according to which actual product is manufactured and our store personnel examine incoming merchandise in regards to color, material and overall quality of manufacturing. As the number of DSW locations increases and our sales volumes grow, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2006, merchandise supplied by our three top vendors accounted for approximately 22% of our net sales.
     We separate our DSW merchandise into four total categories — women’s dress and casual footwear; men’s dress and casual footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, we also offer a complementary assortment of handbags, hosiery and other accessories.
     The following table sets forth the approximate percentage of our comparable sales in our DSW stores attributable to each merchandise category in fiscal 2006:

Category	Percent of Net Sales
Women’s	64%
Men’s	17%
Athletic	14%
Accessories and Other	5%
Distribution
     Our primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear to stores so we can take full advantage of each selling season. In January 2007, we implemented a distribution center bypass process which we believe will result in improving speed-to-market for initial deliveries to stores on the West Coast. As part of this, we have engaged a third party logistics service provider to receive orders originating from suppliers on the West Coast or imports entering the United States at a West Coast port of entry. These initial shipments are then shipped by this service provider to our pool points and onwards to the stores bypassing our Columbus distribution center facility. The capital expense related to the west coast bypass was approximately $0.2 million and we incurred approximately $0.1 million in start up costs. We will continue to evaluate expansion of this process for applicability in other parts of the country.
Management Information and Control Systems
     In order to promote its continued growth, we have undertaken several major initiatives to build upon the merchandise management system and warehouse management systems that support us. An electronic data interchange (“EDI”) project is underway to utilize product UPC barcodes and electronic exchange of purchase orders, Advance Shipment Notifications (“ASNs”) and invoices with our top vendors. As of January 28, 2006, over 80% of the DSW footwear product was processed using UPC barcodes which has reduced processing costs and improved flow of goods through the distribution center to the stores. EDI purchase orders and ASNs were piloted with key vendors in early 2004 and during fiscal 2006 accounted for over 55% of the shipments received from the vendors.
     We utilize POS registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking.
     We use enterprise data warehouse and customer relationship management software to manage the “DSW Rewards” program. This allows us to support, expand and integrate “DSW Rewards” with the POS system to improve the customer experience. In 2005, we implemented a fraud detection program to reduce losses. During fiscal year 2006, the “DSW Rewards” program was re-launched with new customer offers and personalization capabilities in a continual effort to improve customer relationships and experiences.
Competition
     We view our primary competitors to be department stores. We also compete with mall-based company stores, national chains, independent shoe retailers, single-brand specialty retailers and brand-oriented discounters. We believe shoppers prefer our wide selection of on-trend merchandise compared to product offerings of typical traditional department stores, mall-based company stores, national chains, single-brand specialty retailers and independent shoe retailers because those retailers generally offer a more limited selection at higher average prices and in a less convenient format than we do. In addition, we also believe that we successfully compete against retailers who have attempted to duplicate our format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons.
Intellectual Property
     We have registered a number of trademarks and service marks in the United States and internationally, including DSW® and DSW Shoe Warehouse®. The renewal dates for these U.S. trademarks are April 25, 2015 and May 23, 2015, respectively. We believe that our trademarks and service marks, especially those related to the DSW concept, have significant value and are important to building our name recognition. To protect our brand identity, we have also protected the DSW trademark in several foreign countries.
     We also hold patents related to our unique store fixture, which gives us greater efficiency in stocking and operating those stores that currently have the fixture. We aggressively protect our patented fixture designs, as well as our packaging, store design elements, marketing slogans and graphics.

Associates
     As of February 3, 2007, we employed approximately 5,800 associates. None of our associates are covered by any collective bargaining agreement. We offer competitive wages, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term and short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.
Seasonality
     Our business is subject to seasonal trends. The sales in our DSW stores have typically been higher in spring and early fall, when our customers’ interest in new seasonal styles increases. Unlike many other retailers, we have not historically experienced a large increase in net sales during our fourth quarter associated with the winter holiday season.
Available Information
     DSW electronically files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies and amendments to such reports. The public may read and copy any materials that DSW files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about DSW, including its reports filed with the SEC, is available through DSW’s web site at http://www.dswshoes.com. Such reports are accessible at no charge through DSW’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.
     We have included our website address throughout this filing as textual references only. The information contained on our website is not incorporated into this Form 10-K.
ITEM 1A. RISK FACTORS.
Safe Harbor Under the Private Securities Litigation Reform Act of 1995
     In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating DSW. If any of the events described below occurs, our business, financial condition and results of operations and future growth prospects could suffer.
Risks Relating to Our Business
We intend to continue to open at least 30 new DSW stores per year from fiscal 2007 to fiscal 2010, which could strain our resources and have a material adverse effect on our business and financial performance.
     Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2006, fiscal 2005 and fiscal 2004, we opened 29, 29, and 31 new DSW stores, respectively. We intend to open at least 30 stores per year in each fiscal year from fiscal 2007 through fiscal 2010. As of February 3, 2007, we have signed leases for an additional 30 stores to be opened in fiscal 2007 and fiscal 2008. During fiscal 2006, the average investment required to open a typical new DSW store was approximately $1.7 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution facilities. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse affect on our operations and financial performance and slow our growth.

We may be unable to open all the stores contemplated by our growth strategy on a timely basis, and new stores we open may not be profitable or may have an adverse impact on the profitability of existing stores, either of which could have a material adverse effect on our business, financial condition and results of operations.
     We intend to open at least 30 stores per year in each fiscal year from fiscal 2007 through fiscal 2010. However, we may not achieve our planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. Our ability to open and operate new DSW stores successfully on a timely and profitable basis depends on many factors, including, among others, our ability to:
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
We have entered into Supply Agreements with Stein Mart, Gordmans and Filene’s Basement. If any of the agreements were to be terminated, it would decrease sales and could have a material adverse affect on our business, financial condition and results of operations.
     Our supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. In addition, the agreements contain other provisions that may trigger an earlier termination. For fiscal 2006, the sales from our leased business segment represent over 10% of our total company sales. If any of the agreements with Stein Mart, Gordmans or Filene’s Basement were to be terminated, it could have a material adverse affect on our business and financial performance.
We plan to invest in the development of an e-commerce business which may not be successful or could distract management from our core business.
     We plan to invest in the development of an e-commerce business to sell shoes and related accessories through the world wide web. The development of such a business channel could cost more than expected, distract management from our core business, take business from our existing store base resulting in lower sales in our stores, or be unsuccessful. In the event that we spend more than anticipated, lose focus on our core business, cannibalize our existing store base, or are unsuccessful in the development or execution of an e-commerce business, it may have a material adverse effect to our business, results of operations or financial results.
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
     During fiscal 2006, merchandise supplied to DSW by three key vendors accounted for approximately 22% of our net sales. The loss of or a reduction in the amount of merchandise made available to us by any one of these vendors could have an adverse effect on our business.
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
We are reliant on our information systems and the loss or disruption of services could affect our ability to implement our growth strategy and have a material adverse effect on our business.
     Our information systems are an integral part of our growth strategy in both efficiently operating our stores and in managing the operations of a growing store base. The capital required to keep our information systems operating at peak performance may be higher than anticipated and could strain both our capital resources and our management of any upgrades. In addition, any significant disruption of our data centers could have a material adverse affect on those operations dependent on those systems, most specifically, store operations, our distribution center and our merchandising team.
     While we maintain business interruption and property insurance, in the event either of our information centers were to be shut down, our insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be timely paid to us.
     On December 5, 2006, we entered into an Amended and Restated Shared Services Agreement with RVI, effective as of October 29, 2006 (the “Amended Shared Services Agreement”). Under the terms of the Amended Shared Services Agreement, through BTS, we provide information technology services to RVI and its subsidiaries, including Value City and Filene’s Basement. RVI information technology associates are now employed by BTS. Through this agreement, we now provide the cash related to capital expense for Information technology assets for RVI and its subsidiaries. We expect to recoup our expenditures by charging depreciation to RVI based on the expected lives of the assets. We are exposed to the risk that RVI may not be able to reimburse us for these expenditures which could adversely affect our financial performance.
We rely on our primary distribution center. The loss or disruption of our centralized distribution center could have a material adverse effect on our business and operations.
     Most of our inventory is shipped directly from suppliers to our primary distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to our stores. In the fourth quarter of fiscal 2006, we began operations of our West Coast bypass. Due to the short time of operation of the west coast bypass, we are unable to determine the long term success in mitigating the risk of loss or disruption of our centralized distribution center. Our operating results depend on the orderly operation of our receiving and distribution process, which in turn depends on third-party vendors’ adherence to shipping schedules and our effective management of our distribution facilities. We may not anticipate all the changing demands that our expanding operations will impose on our receiving and distribution system, and events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores.

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
     From 1998 until our initial public offering in July 2005, we were operated as a wholly-owned subsidiary of Value City Department Stores, Inc. or Retail Ventures, and many key services required by us for the operation of our business are currently provided by Retail Ventures and its subsidiaries. We have entered into agreements with Retail Ventures related to the separation of our business operations from Retail Ventures including, among others, a master separation agreement and a shared services agreement. Under the terms of the shared services agreement, which was effective as of January 30, 2005, Retail Ventures provides us with key services relating to import administration, risk management, tax, financial services, shared benefits administration and payroll. Additionally, Retail Ventures maintains insurance for us and for our directors, officers, and employees. In turn, we provide several subsidiaries of Retail Ventures with services relating to planning and allocation support, distribution services, transportation management and information technology. The initial term of the shared services agreement will expire at the end of fiscal 2007 and will be extended automatically for additional one-year terms unless terminated by one of the parties. We expect some of these services to be provided for longer or shorter periods than the initial term. We believe it is necessary for Retail Ventures to provide these services for us under the shared services agreement to facilitate the efficient operation of our business as we transition to becoming an independent public company. We, as a result, are dependent on our relationship with Retail Ventures for shared services.
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
     We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2006 was manufactured outside the United States. For this reason, we face risks inherent in purchasing from foreign suppliers, such as:
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
     We have entered into a $150 million secured revolving credit facility with a term expiring July 2010. Under this facility, we and our subsidiary, DSW Shoe Warehouse, Inc., are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under our secured revolving credit facility are secured by a lien on substantially all our personal property and a pledge of our shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.
From the time of our acquisition by Value City in 1998 until the completion of our initial public offering in July 2005, we were not operated as an entity separate from Value City and Retail Ventures, and, as a result, our historical financial information may be not indicative of our future financial performance.
     Our consolidated financial information included in this Annual Report on Form 10-K may not be indicative of our future financial performance. This is because these statements do not necessarily reflect our historical financial condition, results of operations and cash flows of DSW as they would have been had we been operated as a stand-alone entity during the periods presented prior to our initial public offering.
     Our consolidated financial information assumes that we, for the periods prior to the current fiscal year, had existed as a separate legal entity, and has been derived from the consolidated financial statements of Retail Ventures. Some costs have been reflected in the consolidated financial statements that are not necessarily indicative of the costs that we would have incurred had we operated as an independent, stand-alone entity for the applicable periods presented. These costs include allocated portions of Retail Ventures’ corporate overhead, interest expense and income taxes.
We face security risks related to our electronic processing and transmission of confidential customer information. On March 8, 2005, Retail Ventures announced the theft of credit card and other purchase information relating to DSW customers. The security breach could subject us to liability.
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
     In connection with this matter, we entered into a consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the final order on March 14, 2006, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580. Pursuant to the consent order, we have agreed to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.
     There can be no assurance that there will not be additional proceedings or claims brought against us in the future. We have contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.
     We estimate that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of February 3, 2007, the balance of the associated accrual for potential exposure was $3.2 million.
We are controlled directly by Retail Ventures and indirectly by SSC, whose interests may differ from other shareholders.
     As of February 3, 2007, Retail Ventures, a public corporation, owns 100% of our Class B Common Shares, which represents approximately 63.0% of our outstanding Common Shares. These shares collectively represent approximately 93.2% of the combined voting power of our outstanding Common Shares. As of February 3, 2007, SSC owns approximately 40.7% of the outstanding common shares of Retail Ventures and beneficially owns 51.5% of the outstanding common shares of Retail Ventures (assumes issuance of (i) 8,333,333 shares of Retail Ventures common stock issuable upon the exercise of convertible warrants, (ii) 1,388,752 shares of Retail Ventures common stock issuable upon the exercise of term loan warrants, and (iii) 685,417 shares of Retail Ventures common stock issuable pursuant to the term loan warrants). SSC, a privately held corporation, is controlled by Jay L. Schottenstein, the Chairman of the Board of Directors of DSW and Retail Ventures and the Chief Executive Officer of DSW, and members of his immediate family. Given their respective ownership interests, Retail Ventures and, indirectly, SSC, control or substantially influence the outcome of all matters submitted to our shareholders for approval, including:
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
     Some of our directors and officers also serve as directors or officers of Retail Ventures and may own Retail Ventures stock or options to purchase Retail Ventures stock, or they may be entitled to participate in the Retail Ventures incentive plans. Jay L. Schottenstein is our Chief Executive Officer and Chairman of the Board of Directors and Chairman of the Board of Directors of Retail Ventures; Heywood Wilansky is a director of DSW and President and Chief Executive Officer of Retail Ventures; Harvey L. Sonnenberg is a director of DSW and of Retail Ventures; James A. McGrady is a Vice President of DSW and the Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Retail Ventures; and Steven E. Miller is Senior Vice President and Controller of both DSW and Retail Ventures. The Retail Ventures Plans provide cash- and equity-based compensation to employees based on Retail Ventures’ performance. These employment arrangements and ownership interests or cash- or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own Retail Ventures stock or stock options or who participate in the Retail Ventures Plans are faced with decisions that could have different implications for Retail Ventures than they do for us. These potential conflicts of interest may not be resolved in our favor.
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
     As of February 3, 2007, there were 16,238,765 Class A Common Shares of DSW outstanding. Additionally, there were 162,438 restricted stock units and director stock units outstanding at February 3, 2007 that were issued pursuant to the terms of DSW’s equity incentive plan. The remaining 27,702,667 Class B Common Shares outstanding are restricted securities within the meaning of Rule 144 under the Securities Act but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144.
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

     We and Retail Ventures have entered into a number of agreements governing our separation from and our future relationship with Retail Ventures, including a master separation agreement and a shared services agreement, in the context of our relationship to Retail Ventures. Accordingly, the terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s length negotiations with unaffiliated third parties.
     We and Retail Ventures have entered into a tax separation agreement. The tax separation agreement governs the respective rights, responsibilities, and obligations of Retail Ventures and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of our stock to Retail Ventures’ shareholders, we and Retail Ventures’ have agreed to set forth our respective rights, responsibilities and obligations with respect to any possible spin-off in the tax separation agreement. If Retail Ventures were to decide to pursue a possible spin-off, we have agreed to cooperate with Retail Ventures and to take any and all actions reasonably requested by Retail Ventures in connection with such a transaction. We have also agreed not to knowingly take or fail to take any actions that could reasonably be expected to preclude Retail Ventures’ ability to undertake a tax-free spin-off. In addition, we generally would be responsible for any taxes resulting from the failure of a spin-off to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any action or failure to act by us or certain transactions in our stock (including transactions over which we would have no control, such as acquisitions of our stock and the exercise of warrants, options, exchange rights, conversion rights or similar arrangements with respect to our stock) following or preceding a spin-off. We would also be responsible for a percentage (based on the relative market capitalizations of DSW and Retail Ventures at the time of such spin-off) of such taxes to the extent such taxes are not otherwise attributable to DSW or Retail Ventures. Our agreements in connection with such tax matters last indefinitely.
The PIES (Premium Income Exchangeable Securities) issued by Retail Ventures may adversely affect the market price for DSW Class A Common Shares.
     On August 10, 2006, Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable Securities) in the aggregate principal amount of $143,750,000. The closing of the transaction took place during the third quarter of fiscal 2006.
     Except to the extent Retail Ventures exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by Retail Ventures. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50 principal amount of PIES equal to the “exchange ratio” described in the offering prospectus, or if Retail Ventures elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The settlement of the PIES will not change the number of DSW Common Shares outstanding.
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
     Beneficial ownership of at least 80% of the total voting power and 80% of each class of nonvoting capital stock is required in order for Retail Ventures to effect a tax-free spin-off of DSW or certain other tax-free transactions. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of our stock to Retail Ventures’ shareholders, under the terms of our tax separation agreement, we have agreed that for so long as Retail Ventures continues to own greater than 50% of the voting control of our outstanding stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude Retail Ventures’ ability to undertake a tax-free spin-off. In addition, Retail Ventures is subject to contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. Retail Ventures is also subject to contractual obligations with the holders of the PIES to retain enough DSW Common Shares to be able to satisfy its obligations to deliver shares to the holders of the PIES. These restrictions may prevent us from issuing additional equity securities to raise capital, to effectuate acquisitions or to provide management or director equity incentives.
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
     Retail Ventures may sell any and all of the Common Shares held by it, subject to applicable lender consents, subject to applicable securities laws and the restrictions set forth below. In addition, SSC, Cerberus and Millennium have the right to acquire from Retail Ventures Class A Common Shares of DSW. Sales or distribution by Retail Ventures, SSC, Cerberus and Millennium of a substantial number of Class A Common Shares in the public market or to their respective shareholders, or the perception that such SSC, Cerberus and Millennium sales or distributions could occur, could adversely affect prevailing market prices for the Class A Common Shares.
     Retail Ventures has advised us that its current intent is to continue to hold all the Common Shares owned by it, except to the extent necessary to satisfy obligations under warrants it has granted to SSC, Cerberus, and Millennium, and its obligations under the PIES. In addition, Retail Ventures is subject to contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. Retail Ventures is also subject to contractual obligations with the holders of the PIES to retain enough DSW Common Shares to be able to satisfy its obligations to deliver shares to the holders of the PIES. For purposes of determining Retail Ventures’ ownership interest in DSW, DSW Common Shares transferred by Retail Ventures to the warrantholders upon exercise of their warrants and to the holders of the PIES upon exercise of the PIES will be subtracted from Retail Ventures’ ownership.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     All DSW stores, our principal executive office, our primary distribution center and our office facilities are leased or subleased. As of February 3, 2007, we leased or subleased 19 DSW stores, our corporate office and our primary distribution center from entities affiliated with SSC. The remaining DSW stores are leased from unrelated entities. Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints. Most of our leases are for a fixed term with options for three to five extension periods, each of which is for a period of four or five years, exercisable at our option.

     As of February 3, 2007, we operated 223 DSW stores. See the table on page 7 for a listing of the states where our DSW stores are located. Our primary distribution facility is located in an approximately 700,000 square foot facility in Columbus, Ohio. The lease expires in December 2021 and has three renewal options with terms of five years each.
     Our principal executive office is currently located on the site of our primary distribution facility in Columbus, Ohio. In the first half of fiscal 2007, we expect to expand into new executive office space attached to the current facility. The lease for this additional office space is with an entity affiliated with SSC.
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
     In connection with this matter, we entered into a consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the final order on March 14, 2006, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580. Pursuant to the consent order, we have agreed to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.
     There can be no assurance that there will not be additional proceedings or claims brought against us in the future. We have contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.
     We estimate that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of February 3, 2007, the balance of the associated accrual for potential exposure was $3.2 million.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     We completed our initial public offering on July 5, 2005. Our Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”). The following table sets forth the high and low sales prices of our Class A Common Shares as reported on the NYSE during the periods indicated. As of March 31, 2007, there were 9 holders of record of our Class A Common Shares and one holder of record of our Class B Common Shares.

	High	Low
Fiscal 2005:
Second Quarter	$27.50	$23.11
Third Quarter	27.32	17.50
Fourth Quarter	28.10	20.00
Fiscal 2006:
First Quarter	$32.61	$26.32
Second Quarter	37.39	28.26
Third Quarter	35.75	26.71
Fourth Quarter	42.00	29.90
Fiscal 2007:
First Quarter	$44.71	$37.68
(Through March 31, 2007)
     We do not anticipate paying cash dividends on our Common Shares during fiscal 2007. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by us up to the aggregate amount of $5.0 million less the amount of any borrower advances made to Retail Ventures by us or our subsidiaries.
     In March 2005, we incurred intercompany indebtedness to fund a $165.0 million dividend to Retail Ventures. Additionally, in May 2005, we incurred intercompany indebtedness to fund a $25 million dividend to Retail Ventures. In July 2005, we repaid both of these notes in full from the net proceeds of our initial public offering.
     We did not make any purchases of our Common Shares during the fourth quarter of fiscal 2006.
PERFORMANCE GRAPH
     The following graph compares our cumulative total stockholder return of our Class A common stock with the cumulative total return of the S & P MidCap 400 Index and the S & P Retailing Index, both of which are published indexes. This comparison includes the period beginning June 29, 2005, our first day of trading after our initial public offering, and ending on February 3, 2007.
     The comparison of the cumulative total returns for each investment assumes $100 was invested on June 29, 2005, and that all dividends were reinvested.

Company / Index	6/29/05	7/30/05	1/28/06	7/29/06	2/3/07
DSW Inc.	100.00	110.42	111.37	143.04	167.04
S&P 400 MidCap Index	100.00	104.82	114.30	109.31	123.40
S&P Retailing Index	100.00	109.52	104.76	97.02	119.41

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

	For the Fiscal Year Ended
	2/3/07		1/28/06		1/29/05	1/31/04	2/1/03
	(Dollars in thousands except net sales per average gross square foot)
Statement of Income Data (1):
Net sales(2)		$1,279,060		$1,144,061	$961,089	$791,348	$644,345
Gross profit		$366,351		$315,719	$270,211	$202,927	$158,756
Operating profit(3)		$100,714		$70,112	$56,109	$28,053	$17,781
Net income(3)		$65,464		$37,181	$34,955	$14,807	$8,060
Balance Sheet Data:
Total assets		$608,303		$507,715	$395,437	$291,184	$295,703
Working capital(4)		$298,704		$238,528	$138,919	$103,244	$87,141
Current ratio(5)		2.88		2.71	2.28	2.39	2.07
Long term obligations(6)	$		$		$55,000	$35,000	$54,116
Other Data:
Number of DSW stores:(7)
Beginning of period		199		172	142	126	104
New stores		29		29	31	16	22
Closed/re-categorized stores(7)		(5)		(2)	(1)	0	0

End of period		223		199	172	142	126
Comparable DSW stores (units)(8)		163		139	124	102	74
DSW total square footage (9)		5,534,243		5,061,642	4,372,671	3,571,498	3,180,006
Average gross square footage(10)		5,271,748		4,721,129	4,010,245	3,364,094	2,912,545
Net sales per average gross sq. ft. (11)		$218		$217	$217	$214	$214
Number of leased shoe departments at end of period		360		238	224	168	113
Total comparable store sales change(8)		2.5%		5.4%	5.0%	5.9%	0.1%

(1)	Fiscal 2006 is based on a 53 week year. All other fiscal years are based on a 52 week year.

(2)	Includes net sales of leased shoe departments.

(3)	Results for the fiscal year ended January 28, 2006 include a $6.5 million pre-tax charge in operating profit, and a $3.9 million after-tax charge to net income related to the reserve for estimated losses associated with the theft of credit card and other purchase information.

(4)	Working capital represents current assets less current liabilities.

(5)	Current ratio represents current assets divided by current liabilities.

(6)	Comprised of borrowings under the Value City revolving credit facility.

(7)	Number of DSW stores for each fiscal period presented prior to fiscal 2005 includes two combination DSW/Filene’s Basement stores which were re-categorized as leased shoe departments at the beginning of fiscal 2005.

(8)	Comparable DSW stores and comparable leased shoe departments are those units that have been in operation for at least 14 months at the beginning of the fiscal year. Stores or leased shoe departments, as the case may be, are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter that they are closed.

(9)	DSW total square footage represents the total amount of square footage for DSW stores only; it does not reflect square footage of leased shoe departments.

(10)	Average gross square footage represents the monthly average of square feet for DSW stores only for each period presented and consequently reflects the effect of opening stores in different months throughout the period.

(11)	Net sales per average gross square foot is the result of dividing net sales for DSW stores only for the period presented by average gross square foot calculated as described in footnote 9 above.
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
Overview
     Key Financial Measures
     In evaluating our results of operations, we refer to a number of key financial and non-financial measures relating to the performance of our business. Among our key financial results are net sales, operating profit and net income. Non-financial measures that we use in evaluating our performance include number of DSW stores and leased shoe departments, net sales per average gross square foot for DSW stores, and change in comparable stores sales.
The following describes certain line items set forth in our consolidated statement of income:
     Net Sales. We record net sales exclusive of sales tax and net of returns. For comparison purposes, we define stores or leased shoe departments as comparable or non-comparable. A store’s or leased shoe department’s sales are included in comparable sales if the store or leased shoe department has been in operation at least 14 months at the beginning of the fiscal year. Stores and leased shoe departments are excluded from the comparison in the quarter that they close. Stores that are remodeled or relocated are excluded from the comparison if there is a material change in the size of the store or the store is relocated more than one mile out of its area.
     Cost of Sales. Our cost of sales includes the cost of merchandise, distribution and warehousing (including depreciation), store occupancy (excluding depreciation), permanent and point of sale reductions, markdowns and shrinkage. Beginning in fiscal 2005, cost of sales also reflects the impact of shared services.
     Operating Expenses. Operating expenses include expenses related to store selling, store management and store payroll costs, advertising, leased shoe department operations, store depreciation and amortization, pre-opening advertising and other pre-opening costs (which are expensed as incurred), corporate expenses for buying services, information services, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, allocable costs from Retail Ventures and other corporate related departments and benefits for associates and related payroll taxes. Beginning in fiscal 2005, operating expenses also reflect the cost of shared services and the cost of operating as a public company. Corporate level expenses are primarily attributable to operations at our corporate offices in Columbus, Ohio.

      Fiscal Year
     We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. Fiscal year 2006 consisted of 53 weeks. Fiscal 2005 and 2004 each consisted of 52 weeks and fiscal 2007 will consist of 52 weeks.
     Separation Agreements
     In connection with the completion of our initial public offering in July 2005, we entered into several agreements with Retail Ventures in connection with the separation of our business from the Retail Ventures group.
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
     Shared Services Agreement. Many aspects of our business, which were fully managed and controlled by us without Retail Ventures’ involvement, continue to operate as they did prior to our initial public offering. We continue to manage operations for critical functions such as merchandise buying, planning and allocation, distribution and store operations. Under the shared services agreement, which became effective as of January 30, 2005, Retail Ventures provides us with key services relating to import administration, risk management, tax, financial services, shared benefits administration and payroll. Additionally, Retail Ventures maintains insurance for us and for our directors, officers, and employees. In turn, we provide several subsidiaries of Retail Ventures with services relating to planning and allocation support, distribution services and transportation management, and information technology.
     The initial term of the shared services agreement expires at the end of fiscal 2007 and will be extended automatically for additional one-year terms unless terminated by one of the parties. With respect to each shared service, we cannot reasonably anticipate whether the services will be shared for a period shorter or longer than the initial term.
     On December 5, 2006, Retail Ventures, Retail Ventures Services, Inc., Value City and Filene’s Basement, collectively the “RVI Entities”, entered into an IT Transfer and Assignment Agreement (the “IT Transfer Agreement”) with BTS. Under the terms of the IT Transfer Agreement, the RVI Entities transferred certain information technology contracts to BTS. The IT Transfer Agreement was effective as of October 29, 2006.
     Also, on December 5, 2006, we entered into an Amended and Restated Shared Services Agreement with Retail Ventures, effective as of October 29, 2006 (the “Amended Shared Services Agreement”). Under the terms of the Amended Shared Services Agreement, through BTS, we provide information technology services to Retail Ventures and its subsidiaries, including Value City and Filene’s Basement. Retail Ventures information technology associates are now employed by BTS. Additionally, we agreed with Retail Ventures to include other non-material changes in the Amended Shared Services Agreement.
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
     Retail Ventures is exclusively responsible for preparing and filing any tax return with respect to the Consolidated Group or any Combined Group. We generally are responsible for preparing and filing any tax returns that include only us and our subsidiaries. Retail Ventures has agreed to undertake to provide these services with respect to our separate tax returns. For the tax services provided to us by Retail Ventures, we pay Retail Ventures a monthly fee equal to 50% of all costs associated with the maintenance and operation of Retail Ventures’ tax department (including all overhead expenses). In addition, we reimburse Retail Ventures for 50% of any third party fees and expenses generally incurred by Retail Ventures’ tax department and 100% of any third party fees and expenses incurred by Retail Ventures’ tax department in connection with the performance of the tax services that are solely incurred for us.
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
     Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of our stock to Retail Ventures shareholders. Nevertheless, we and Retail Ventures agreed to set forth our respective rights, responsibilities and obligations with respect to any possible spin-off in the tax separation agreement. If Retail Ventures were to decide to pursue a possible spin-off, we have agreed to cooperate with Retail Ventures and to take any and all actions reasonably requested by Retail Ventures in connection with such a transaction. We have also agreed not to knowingly take or fail to take any actions that could reasonably be expected to preclude Retail Ventures’ ability to undertake a tax-free spin-off. In addition, we generally would be responsible for any taxes resulting from the failure of a spin-off to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any action or failure to act by us or certain transactions in our stock (including transactions over which we would have no control, such as acquisitions of our stock and the exercise of warrants, options, exchange rights, conversion rights or similar arrangements with respect to our stock) following or preceding a spin-off. We would also be responsible for a percentage (based on the relative market capitalizations of us and Retail Ventures at the time of such spin-off) of such taxes to the extent such taxes are not otherwise attributable to us or Retail Ventures. Our agreements in connection with such spin-off matters last indefinitely. In addition, present and future majority-owned affiliates of DSW or Retail Ventures will be bound by our agreements, unless Retail Ventures or we, as applicable, consent to grant a release of an affiliate (such consent cannot be unreasonably withheld, conditioned or delayed), which may limit our ability to sell or otherwise dispose of such affiliates. Additionally, a minority interest participant(s) in a future joint venture, if any, would need to evaluate the effect of the tax separation agreement on such joint venture, and such evaluation may negatively affect their decision whether to participate in such a joint venture. Furthermore, the tax separation agreement may negatively affect our ability to acquire a majority interest in a joint venture.

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
     We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. The Company will continue to review its historical activity and will recognize income from unredeemed stored value cards when deemed appropriate.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $21.2 million and $19.2 million at the end of fiscal 2006 and fiscal 2005, respectively.

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

We include in the cost of sales expenses associated with warehousing, distribution and store occupancy. Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution center, which are primarily payroll-related taxes and benefits. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities and maintenance and other operating costs that are passed to us from the landlord. Distribution costs include the transportation of merchandise to the distribution center and from the distribution center to our stores. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, and janitorial costs and other costs associated with licenses and occupancy-related taxes, which are primarily real estate taxes passed to us by our landlords.

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

includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on discounted cash flow. Any impairment loss realized is included in cost of sales. The amount of impairment losses recorded during fiscal years 2006, 2005, and 2004 were $0.8 million, $0.2 million, and $0.8 million, respectively. We believe at this time that the long-lived assets’ carrying amounts and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.
•	Self-insurance Reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated monthly, based on a historical analysis for the average of the previous two months claims cost and the number of associates employed. Workers’ compensation and general liability insurance estimates are calculated semi-annually, with the assistance of an actuary, utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by less than $0.1 million. The self-insurance reserves were $1.7 million and $0.9 million at February 3, 2007 and January 28, 2006, respectively.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which program members receive a discount on future purchases. During the third quarter of fiscal 2006 we re-launched our loyalty program, which included changing: the name from “Reward Your Style” to “DSW Rewards”, the point threshold to receive a certificate and the certificate amounts. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. The changes were designed to improve customer awareness, customer loyalty and our ability to communicate with our customers. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of February 3, 2007 and January 28, 2006 was $5.0 million and $8.3 million, respectively. Substantially all certificates under the “Reward Your Style” program expired on or before January 31, 2007.

•	Short-Term Investments. Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 33 to 182 days. Despite the long-term nature of their stated contractual maturities, we have the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income. As of February 3, 2007, we held $98.7 million in short-term investments and at January 28, 2006, we had no short-term investments.

•	Store Closing Reserve. During the year ended February 3, 2007, we had reserves associated with the closing of five DSW stores in the amount of $0.1 million. During the year ended January 28, 2006, we had reserves of $0.3 million related to store closures. Expenses related to closed stores are recorded as operating expenses. These reserves are monitored on at least a quarterly basis for changes in circumstances.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different.
Results of Operations

     As of February 3, 2007, we operated 223 DSW stores and leased shoe departments in 267 Stein Mart stores, 62 Gordmans stores, 30 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in two segments, defined as DSW stores and leased departments. The leased departments are comprised of leased shoe departments at Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	For the Fiscal Year Ended
	February 3,	January 28,	January,
	2007	2006	2005
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net sales	100.0%	100.0%	100.0%
Cost of sales	(71.4)	(72.4)	(71.9)

Gross profit	28.6	27.6	28.1
Operating expenses	(20.7)	(21.5)	(22.3)

Operating profit	7.9	6.1	5.8
Interest income (expense), net	0.5	(0.6)	(0.3)

Earnings before income taxes	8.4	5.5	5.5
Income Tax Provision	(3.3)	(2.3)	(1.9)

Net income	5.1%	3.2%	3.6%

Fiscal Year Ended February 3, 2007 (Fiscal 2006) Compared to Fiscal Year Ended January 28, 2006 (Fiscal 2005)
     Net Sales. Net sales for the fifty-three weeks ended February 3, 2007 increased by 11.8%, or $135.0 million, to $1.28 billion from $1.14 billion in the fifty-two week period ended January 28, 2006. Our comparable store sales in fiscal 2006 improved 2.5% compared to the previous fiscal year. The increase includes the impact of a 53rd week in fiscal 2006 and a net increase of 24 new DSW stores, 117 non-affiliated leased shoe departments and five Filene’s Basement leased shoe departments, during fiscal 2006. The new DSW locations added $53.3 million in sales compared to fiscal 2005, while the new leased shoe departments added $6.6 million in sales. Leased shoe department sales comprised 10.2% of total net sales in fiscal 2006, compared to 10.5% in fiscal 2005.
     Compared with fiscal 2005, DSW comparable store sales for fiscal 2006 increased in women’s, athletic, and accessories by 3.0%, 5.8%, and 1.8%, respectively, while decreasing in men’s by 0.1%. In the women’s category, the casual class was the best performing group while athletic increases are still driven by the fashion class. In accessories, positive results from our ongoing product offerings were partially offset by the transition to a consignment program for our shoe care products. In men’s, positive seasonal results were offset by negatives in the dress and casual classifications.
     Gross Profit. Gross profit increased $50.7 million to $366.4 million in fiscal 2006 from $315.7 million in fiscal 2005, and increased as a percentage of net sales from 27.6% in fiscal 2005 to 28.6% in fiscal 2006. The percentage increase is attributable to an increased initial markup and a decrease in warehouse expense. Warehouse expense as a percentage of net sales decreased from 1.4% in fiscal 2005 to 1.1% in fiscal 2006. The decrease in warehouse expense is the result of improved operational efficiencies achieved through the use of electronic shipping information, increased unit volumes and a reduction in depreciation expense charged to our primary distribution center due to assets becoming fully depreciated.
     Operating Expenses. For fiscal 2006, operating expenses increased $20.0 million to $265.6 million from $245.6 million in fiscal 2005, which represented 20.7% and 21.5% of net sales, respectively. The percentage decrease results from reductions in marketing and preopening costs of $9.0 million and $0.5 million, respectively. The marketing favorability was the result of a positive variance related to the “Reward Your Style” loyalty program compared with the prior fiscal year, resulting in a $7.1 million year over year impact. We were also able to reduce our marketing spend by realizing efficiencies in our media buying and moving some marketing services in house. Additional favorability in the reduced operating percent is that operating costs for fiscal 2005 included a charge of $6.5 million related to an accrual of potential losses related to the theft of credit card and other purchase information. Those positive factors were offset by an increase in store expense of $16.3 million and personnel related expenses in our home office of $18.3 million. The store expense increase is due to new stores and remained at 12% of sales compared to the prior year. The personnel expenses include additional headcount and related costs, additional incentive compensation, and the costs related to adoption of SFAS 123R. In total, the home office increase over the prior year was approximately 1.2% of sales.

     Operating Profit. Operating profit was $100.7 million in fiscal 2006, compared to $70.1 million in fiscal 2005, and increased as a percentage of net sales from 6.1% in fiscal 2005 to 7.9% in fiscal 2006. Operating profit was positively affected by the increase in gross profit, the reduction in marketing and preopening expense and the accrual of potential losses related to the theft of credit card and other purchase information that was incurred in the prior fiscal year.
     Interest Income (Expense), Net. Interest income, net of interest expense, was $6.9 million in fiscal 2006 compared to interest expense, net of interest income, of $7.5 million in fiscal 2005. Interest income for the fiscal year was the result of investment activity from funds generated by the IPO and funds generated from operations subsequent to the IPO. Interest expense in fiscal 2005 was the result of interest paid to Retail Ventures related to dividends paid via a note prior to our initial public offering. Interest expense includes the amortization of debt issuance costs of $0.1 million and $0.6 million in fiscal 2006 and fiscal 2005, respectively. Throughout fiscal 2006, we did not have any draws on our line of credit.
     Income Taxes. Our effective tax rate for fiscal 2006 was 39.2%, compared to 40.6% for fiscal 2005. The decrease in the tax rate of approximately 1.4% was a result of the 0.5% rate decrease due to investment in tax exempt securities, rate decrease of approximately 0.6% due to expenses that are non-deductible for generally accepted accounting principles, and rate decrease of 0.3% due to changes in the state statutory rate.
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
     Compared with fiscal 2004, DSW comparable store sales for fiscal 2005 increased in women’s 6.8%, athletic 6.4%, and men’s 3.8% and decreased in accessories 6.4%. Sales increases in women’s were across all categories; dress, casual and seasonal. The seasonal performance of boots drove the women’s increase with a 19.7% increase for the year. The increase in athletic was driven by women’s, and specifically women’s fashion athletic. The increase in men’s was driven by an expanded assortment offering in casual and fashion. The decrease in accessories was due to a narrowing of the offering in gift products.
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

     During the first quarter of fiscal 2005, we accrued an estimated liability related to the theft of credit card and other purchase information. Potential exposures for losses related to stolen information were estimated to fall within a range of approximately $6.5 million to approximately $9.5 million. Because of many factors, including the development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we have accrued a charge to operations equal to the low end of the range set forth above, or $6.5 million. At January 28, 2006 the balance of the reserve was approximately $4.8 million.
     Operating Profit. Operating profit was $70.1 million in fiscal 2005 compared to $56.1 million in fiscal 2004, and increased as a percentage of net sales from 5.8% in fiscal 2004 to 6.1% in fiscal 2005. Operating profit was positively affected by the full year of operations for our DSW stores and leased shoe departments opened in fiscal 2004.
     Interest Expenses, Net. Interest expense, net of interest income, was $7.5 million in fiscal 2005 compared to $2.7 million in fiscal 2004. Interest expense increased in fiscal 2005 as a result of interest paid to Retail Ventures related to dividends paid via a note prior to our initial public offering. Interest expense includes the amortization of debt issuance costs of $0.6 million and $0.5 million in fiscal 2005 and fiscal 2004, respectively. As of January 28, 2006, we had no debt.
     Income Taxes. Our effective tax rate for fiscal 2005 was 40.6%, compared to 34.5% for fiscal 2004. The favorable rate experienced in fiscal 2004, primarily in the fourth quarter, was driven by several factors which included the deductibility of certain expenses associated with the termination benefits of the former Chief Executive Officer of Retail Ventures, among others.
Liquidity and Capital Resources
     Overview
     Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our expansion, the remodeling of existing stores, improving our information systems, developing an e-commerce channel, and infrastructure growth. Since our IPO in July 2005, we have funded our expenditures with cash flows from operations. Prior to the IPO, we funded our expenditures with cash flows from operations and borrowings under the Value City credit facilities to which we had been a party, as described below. In fiscal 2006, we began our expansion into additional office space, which we expect to be completed in the first half of fiscal 2007. Effective October 29, 2006, the creation of our wholly owned subsidiary, BTS, will place increased capital demands on us related to both our investment in infrastructure, and those investments needed to run Retail Ventures. We believe that we will be able to continue to fund our operating requirements and the expansion of our business pursuant to our growth strategy in the future with existing cash and short term investments, cash flows from operations and borrowings under our secured revolving credit facility, if necessary. We expect to spend up to $80 million for capital expenditures in fiscal 2007.
     $150 Million Secured Revolving Credit Facility. Simultaneously with the amendment and restatement of the Value City revolving credit facility described below, we entered into a new $150 million secured revolving credit facility with a term of five years, which expires on July 5, 2010. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. Our facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under the secured revolving credit facility are secured by a lien on substantially all of our and our subsidiary’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At February 3, 2007 and January 28, 2006, $136.6 million and $136.4 million, respectively, were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. At February 3, 2007 and January 28, 2006, $13.4 million and $13.6 million in letters of credit, respectively, were issued and outstanding.
     Separation from Retail Ventures

     Upon completion of our initial public offering in July 2005, Retail Ventures amended or terminated the existing credit facilities and other debt obligations of Value City and its other affiliates, including certain facilities under which we had rights and obligations as a co-borrower and co-guarantor. We are no longer a party to any of these agreements.
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
     The term loans’ stated rate of interest per annum through June 11, 2004 was 14% if paid in cash and 15% if the co-borrowers elected a paid-in-kind, or PIK, option. During the first two years of the term loans, the co-borrowers could elect to pay all interest in PIK. During the final year of the term loans, the stated rate of interest is was 15.0% if paid in cash or 15.5% if by PIK, and the PIK option is limited to 50% of the interest due. All interest was paid under the cash election. The principal balance of the term loans was repaid in full on July 5, 2005.
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
     As of February 3, 2007, assuming an exercise price per share of $19.00, SSC and Cerberus would each receive 328,915 Class A Common Shares, and Millennium would receive 41,989 Class A Common Shares, if they exercised these warrants in full exclusively for DSW Common Shares. The warrants expire in June 2012. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of Common Shares to Retail Ventures’ shareholders in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitations on exercise in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for Retail Ventures common shares.
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

     In connection with the amendment and restatement of this convertible loan agreement, the $75 million convertible loan was converted into a $50 million non-convertible loan. In addition, Retail Ventures agreed to issue to SSC and Cerberus convertible warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the amended and restated loan agreement. Under the convertible warrants, SSC and Cerberus have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the convertible loan (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price of $19.00 per share (subject to anti-dilution provisions) or (iii) acquire a combination thereof. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitation on exercise contained in the warrants. Following the completion of any such spin-off, the warrants will be exercisable solely for Retail Ventures common shares. During fiscal 2006, the maturity date of the convertible warrants was extended to June 10, 2009.
     SSC and Cerberus may acquire upon exercise of the warrants Class A Common Shares of DSW from Retail Ventures. During fiscal 2006, Cerberus exercised a portion of their warrants for shares of Retail Ventures. As of February 3, 2007, assuming an exercise price per share of $19.00, SSC and Cerberus would receive 1,973,684 and 315,790, Class A Common Shares, respectively, without giving effect to anti-dilution adjustments, if any, if they exercised the outstanding warrants exclusively for DSW Common Shares.
     Value City Intercompany Note. The capital stock of DSW held by Retail Ventures secured a $240 million Value City intercompany note made payable by Retail Ventures to Value City, which was executed and delivered on January 1, 2005 in connection with the transfer of all the capital stock of DSW and Filene’s Basement by Value City to Retail Ventures on that date. The lien granted to Value City on the DSW capital stock held by Retail Ventures was to be released upon written notice that warrants held by Cerberus, SSC and Millennium are to be exercised in exchange for DSW capital stock held by Retail Ventures and to be delivered by Retail Ventures upon the exercise of such warrants. This note was repaid in full in August 2006. The lien was released upon repayment of the note in full.
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
     Operating Activities
     Net cash provided by operations in fiscal 2006 was $88.2 million, compared to $109.3 million for fiscal 2005. Net working capital increased $60.2 million to $298.7 million at February 3, 2007 from $238.5 million at January 28, 2006. Current ratios at those dates were 2.9 and 2.7, respectively. The decrease of $21.1 million net cash provided by operations during fiscal 2006 as compared to the prior year is primarily due to an increase in net income which was offset by a decrease in cash inflows from advances from affiliates and an increase in inventory of $21.0 million.
     Net cash provided by operations in fiscal 2005 was $109.3 million, compared to $15.3 million for fiscal 2004. Net working capital increased $99.6 million to $238.5 million at January 28, 2006 from $138.9 million at January 29, 2005. Current ratios at those dates were 2.7 and 2.3, respectively. The $109.3 million net cash provided by operations during fiscal 2005 is primarily due to net income, an increase in accrued expenses of $17.3 million and a reduction in the amount of advances to affiliates of $23.7 million.

     We operate all our stores, our primary distribution center and our corporate office space from leased facilities. Lease obligations are accounted for as operating leases. We disclose in the notes to the financial statements included elsewhere in this Annual Report on Form 10-K the minimum payments due under operating leases.
     Investing Activities
     For fiscal 2006, our cash used in investing activities amounted to $140.5 million compared to $25.3 million for fiscal 2005. During the year ended February 3, 2007, $188.3 million of cash was used to purchase available-for-sale securities while $89.6 million of cash was generated by the sale of available-for-sale securities. During fiscal years 2005 and 2004, our cash used in investing activities consisted of capital expenditures. Cash used for capital expenditures was $41.9 million, $25.3 million, and $33.9 million for fiscal 2006, fiscal 2005, and fiscal 2004, respectively. Capital expenditures were related primarily to new stores, and in fiscal 2006, costs related to our additional home office space, store remodels and the additional Stein Mart locations.
     Our future investments will depend heavily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. In fiscal 2006, we opened 29 new DSW stores. We plan to open at least 30 stores per year in each fiscal year from fiscal 2007 through fiscal 2010. During fiscal 2006, the average investment required to open a typical new DSW store was approximately $1.7 million. Of this amount, gross inventory typically accounted for $740,000, fixtures and leasehold improvements typically accounted for $700,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for $210,000. We plan to finance investment in new stores with existing cash, short term investments and cash flows from operating activities.
     We expect to spend up to $80 million for capital expenditures in fiscal 2007. These expenditures include investments to make improvements to our information systems, remodel stores, accelerate our store growth, and the development of an e-commerce channel.
     Financing Activities
     For fiscal 2006, our net cash provided by financing activities was $0.8 million, compared to $32.4 million for fiscal 2005, and $19.9 million in fiscal 2004. The cash provided of $32.4 million in fiscal 2005 was primarily the result of the proceeds from the sale of stock from our IPO, offset by the amounts we paid to Retail Ventures for our intercompany indebtedness arising from our dividends to Retail Ventures and the repayment of our obligations under our prior credit facilities.
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
     The following table provides aggregated information about contractual obligations and other long-term liabilities as of February 3, 2007 (amounts in thousands):

	Payments due by Period
						No
		Less Than	1 - 3	3 -5	More Than	Expiration
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Date
Operating lease obligations (1)	$923,593	$108,348	$215,341	$193,087	$406,817	$
Construction commitments (2)	8,614	8,614
Purchase obligations (3)	1,660	715	540	405

Total	$933,867	$117,677	$215,881	$193,492	$406,817	$

(1)	Many of our operating leases require us to pay for common area maintenance costs and real estate taxes. In fiscal 2006, these common area maintenance costs and real estate taxes represented approximately 28% of our rent expense. These costs and taxes vary year by year and are based almost entirely on actual costs incurred and taxes paid by the landlord. As such, they are not included in the lease obligations presented above.

(2)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of February 3, 2007.

(3)	Many of our purchase obligations are cancelable by us without payment or penalty, and we have excluded such obligations, along with all associate employment and intercompany obligations.
     We had outstanding letters of credit that totaled approximately $13.4 million at February 3, 2007. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any significant payment outside of terms set forth in these arrangements.
     As of February 3, 2007, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $8.6 million as of February 3, 2007. In addition, as of February 3, 2007, we have signed 30 lease agreements for new store locations with annual rent of approximately $10.4 million. In connection with the new lease agreements, we expect to receive approximately $7.0 million of tenant allowances, which reimburses us for expenditures at these locations.
Recent Accounting Pronouncements
     Recent Accounting Pronouncements and their impact on DSW are disclosed in Footnote 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
     It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. We have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC, as of February 3, 2007.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our cash and cash equivalents have maturities of 90 days or less. Our short-term investments have variable interest rates that reset every 33 to 182 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of February 3, 2007, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Our financial statements and financial statement schedules and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report, that such disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.
     Management assessed the effectiveness of our internal control system as of February 3, 2007. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, we concluded that we maintained effective internal control over financial reporting, as of February 3, 2007.
     Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report covering management’s assessment of our internal control over financial reporting, as stated in its report which begins on page F-1 of this Annual Report.
Changes in Internal Control over Financial Reporting
     No change was made in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers
     The following persons are our executive officers. Our officers are elected annually by our Board and serve at the pleasure of the Board.
     Jay L. Schottenstein, age 52, serves as our Chief Executive Officer and Chairman of the Board of Directors. He was appointed as our Chief Executive Officer in March 2005. Mr. Schottenstein became a director of DSW in March 2005. He has been Chairman of the Board of Directors of Retail Ventures, American Eagle Outfitters, Inc. and SSC since March 1992 and was Chief Executive Officer of Retail Ventures from April 1991 to July 1997 and from July 1999 to December 2000. Mr. Schottenstein served as Vice Chairman of SSC from 1986 until March 1992 and as a director of SSC since 1982. He served in various executive capacities at SSC since 1976. Mr. Schottenstein is also a director of American Eagle Outfitters, Inc., which is a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or the Exchange Act.
     Deborah L. Ferrée, age 53, has served as our Vice Chairman and Chief Merchandising Officer since January 2006. Ms. Ferrée joined us in November 1997. She served as our President and Chief Merchandising Officer from November 2004 until January 2006. From March 2002 until November 2004, she served as Executive Vice President and Chief Merchandising Officer. Prior to that, she served as Senior Vice President of Merchandising beginning in September 2000, and Vice President of Merchandising beginning in October 1997. Prior to joining us, Ms. Ferrée worked in the retail industry for more than 30 years in various positions, including serving as Divisional Merchandising Manager of Shoes, Accessories and Intimate Apparel for Harris Department Store, women’s buyer for Ross Stores and Divisional Merchandise Manager of the May Company.
     Peter Z. Horvath, age 49, has served as our President since January 2006. From January 2005 until January 2006, Mr. Horvath served as our Executive Vice President and Chief Operating Officer. He has extensive retail experience, having spent nineteen years with the Limited Brands business. He has held numerous finance function roles within various divisions of Limited Brands, most recently serving as Senior Vice President of Merchandise Planning and Allocation for the entire Limited Brands enterprise from April 2002 to August 2004. From February 1997 to April 2002, he served as Chief Financial Officer for multiple apparel divisions of Limited Brands. From 1985 to February 1997, Mr. Horvath held various positions with Limited Brands, including Vice President Controller of Express, Inc. and Director of Financial Reporting for Limited Stores.
     Kevin M. Lonergan, age 58, serves as our Executive Vice President and Chief Operating Officer. Prior to joining us in January 2006, Mr. Lonergan served as Vice President of the West Zone for American Eagle Outfitters, beginning in January 2004, where he was responsible for 397 stores in 30 states. Prior to that time, Mr. Lonergan served as Executive Vice President and Chief Operating Officer of Old Navy, a division of Gap, Inc., where he oversaw all store operations and helped build the newly formed Old Navy division from its inception in 1993. Prior to serving in that capacity, Mr. Lonergan held executive positions at various divisions of Gap, Inc., Target and Carson Pirie Scott. Mr. Lonergan has over 35 years of business experience in all phases of retail, including department stores, specialty and mass merchandising, and has been responsible for many areas of business, including stores, operations, finance, real estate, human resources, systems, and customer service.
     Harris Mustafa, age 53, serves as our Executive Vice President, Supply Chain and Merchandise Planning and Allocation. Prior to joining us in July 2006, Mr. Mustafa served as Executive Vice President, Private Brand and Product Development from August 2004 to June 2006 at Saks Department Store Group. Prior to serving in that capacity, he served as their Senior Vice President, Planning and Operations, Private Brand Group from October 2003 to August 2004. From May 2002 to March 2003, Mr. Mustafa served as Senior Vice President Business Planning for Williams-Sonoma, Inc. Prior to serving in that capacity, Mr. Mustafa served in various executive positions at Payless ShoeSource, Inc. from 1987 to 2001.
     Douglas J. Probst, age 42, serves as our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Probst joined DSW in March 2005. From April 1990 to February 2005, he held various positions with Too Inc., a company spun-off from The Limited, Inc., including Vice President of Finance and Controller from May 2004 to February 2005, Vice President Finance from October 2003 to May 2004 and Vice President Financial Analysis and Store Control from December 1999 to October 2003. From August 1986 to March 1990, he was in the practice of public accounting with KPMG. Mr. Probst is a certified public accountant.

     Derek Ungless, age 58, serves as our Executive Vice President and Chief Marketing Officer, a position he has held since June 2005. From April 2002 to May 2005, he was Executive Vice President of Marketing for Express, part of Limited Brands. Mr. Ungless was Senior Vice President and Head of Global Brand Design of the Estee Lauder brand, part of Estee Lauder Companies Inc. from September 2000 until November 2001 and was Executive Vice President and Creative Director of Brooks Brothers from October 1997 until September 2000. Mr. Ungless has over twelve years of experience working in the retail industry.
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
Code of Ethics and Corporate Governance Information
     We have adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and an additional code of ethics that applies to senior financial officers. Our Board of Directors has also adopted a Director Code of Conduct. These codes of ethics, designated as the “Code of Conduct,” the “Code of Ethics for Senior Financial Officers,” and “Director Code of Conduct,” respectively by us, can be found on our investor website at www.dswshoe.com. We intend to disclose any amendment to, or waiver from, any applicable provision of the Code of Conduct, Code of Ethics for Senior Financial Officers or Director Code of Conduct (if such amendment or waiver relates to elements listed under Item 406(b) of Regulation S-K and applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) by posting such information on our website at www.dswshoe.com. The reference to our investor website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.
     Our Board of Directors has adopted and approved Corporate Governance Principles and written charters for its Nominating and Corporate Governance, Audit and Compensation Committees. In addition, the Audit Committee has adopted a written Audit Committee Pre-Approval Policy with respect to audit and non-audit services to be performed by our independent public accountants. All of the forgoing documents are available on our investor website at www.dswshoe.com and a copy of the foregoing will be made available (without charge) to any shareholder upon request. Requests for any of these documents may be made by writing to Corporate Secretary, DSW Inc., 4150 E. Fifth Ave., Columbus, Ohio 43219.
Other
     In accordance with General Instruction G(3), the information contained under the captions “ELECTION OF DIRECTORS”, and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2007, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), are incorporated herein by reference to satisfy the remaining information required by this Item.
     Mr. Schottenstein, our Chairman and Chief Executive Officer, and Mr. Probst, our Executive Vice President, Chief Financial Officer and Treasurer, have issued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and applicable Securities and Exchange Commission regulations with respect to this Annual Report on Form 10-K. The full text of the certifications are set forth in Exhibit 31 and 32 to this Annual Report on Form 10-K.
     Mr. Schottenstein submitted his annual certification to the NYSE on July 5, 2006, stating that he was not aware of any violation by the Company of the NYSE’s corporate governance standards, as required by Section 303A.12(a) of the NYSE listed Company Manual.
Item 11. EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF MANAGEMENT” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in the Proxy Statement are incorporated herein by reference. The “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” shall not be deemed to be incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS”, in the Proxy Statement is incorporated herein by reference.
EQUITY COMPENSATION PLAN TABLE
     The following table sets forth additional information as of February 3, 2007, about our Class A Common Shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Number of
securities
remaining available
for issuance under
			Weighted-average	equity compensation
	Number of securities to be		exercise price of	plans (excluding
	issued upon exercise of		outstanding	securities
	outstanding options,		options, warrants	reflected in column
Plan Category	warrants and rights (a)		and rights (b)	(a))(c)
Equity compensation plans approved by security holders (1)	1,246,178	(2)	$22.14	3,314,470

Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,246,178		$22.14	3,314,470

(1)	DSW Inc. 2005 Equity Incentive Plan.

(2)	Includes 1,083,740 shares issuable pursuant to the exercise of outstanding stock options, 134,900 shares issuable pursuant to restricted stock units, and 27,538 shares issuable pursuant to director stock units. Since the restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” in the Proxy Statement is incorporated herein by reference.
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

DSW INC.
April 5, 2007	By:	/s/ Douglas J. Probst
Douglas J. Probst, Executive Vice President,
Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay L. Schottenstein Jay L. Schottenstein	Chairman and Chief Executive Officer (Principal Executive Officer)	April 5, 2007

/s/ Douglas J. Probst Douglas J. Probst	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	April 5, 2007

* Carolee Friedlander	Director	April 5, 2007

* Philip B. Miller	Director	April 5, 2007

* James D. Robbins	Director	April 5, 2007

* Harvey L. Sonnenberg	Director	April 5, 2007

* Allan J. Tanenbaum	Director	April 5, 2007

* Heywood Wilansky	Director	April 5, 2007

*By:	/s/ Douglas J. Probst
Douglas J. Probst, (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
DSW Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of DSW Inc. and its wholly owned subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting, included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSW Inc. and its wholly owned subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
April 4, 2007

DSW INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	February 3,	January 28,
	2007	2006

ASSETS

Cash and equivalents	$73,205	$124,759
Short term investments	98,650
Accounts receivable, net	4,661	4,039
Accounts receivable from related parties	3,623	49
Inventories	237,737	216,698
Prepaid expenses and other assets	22,049	13,981
Deferred income taxes	18,046	18,591

Total current assets	457,971	378,117

Property and equipment — at cost:
Furniture, fixtures and equipment	119,976	100,483
Leasehold improvements	93,174	74,841

Total property and equipment	213,150	175,324
Less accumulated depreciation	(96,278)	(79,403)

Property and equipment — net	116,872	95,921
Goodwill	25,899	25,899
Tradenames and other intangibles, net	5,355	6,216
Deferred income taxes and other assets	2,206	1,562

Total assets	$608,303	$507,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$89,806	$78,889
Accounts payable to related parties	5,161	6,631
Accrued expenses:
Compensation	17,288	9,933
Taxes	10,935	9,557
Advertising	5,108	8,586
Gift cards and merchandise credits	11,404	9,124
Other	19,565	16,869

Total current liabilities	159,267	139,589

Deferred income taxes and other non-current liabilities	74,457	63,410
Commitments and contingencies
Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,238,765 and 16,190,088 issued and outstanding, respectively	283,108	281,119
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	91,471	26,007
Deferred compensation		(2,410)

Total shareholders’ equity	374,579	304,716

Total liabilities and shareholders’ equity	$608,303	$507,715

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED FEBRUARY 3, 2007, JANUARY 28, 2006 AND JANUARY 29, 2005
(in thousands, except per share amounts)

	February 3,	January 28,	January 29,
	2007	2006	2005

Net sales	$1,279,060	$1,144,061	$961,089
Cost of sales	(912,709)	(828,342)	(690,878)

Gross profit	366,351	315,719	270,211
Operating expenses	(265,637)	(245,607)	(214,102)

Operating profit	100,714	70,112	56,109

Non-related parties interest expense	(614)	(2,302)	(2,734)
Related parties interest expense		(6,591)

Total interest expense	(614)	(8,893)	(2,734)

Interest income	7,527	1,388

Interest income (expense), net	6,913	(7,505)	(2,734)

Earnings before income taxes	107,627	62,607	53,375
Income tax provision	(42,163)	(25,426)	(18,420)

Net income	$65,464	$37,181	$34,955

Basic and diluted earnings per share:
Basic	$1.49	$1.00	$1.26
Diluted	$1.48	$1.00	$1.26
Shares used in per share calculations:
Basic	43,914	37,219	27,703
Diluted	44,222	37,347	27,703
The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 3, 2007, JANUARY 28, 2006 AND JANUARY 29, 2005
(in thousands)

	Number of
	Class A	Class B	Class A	Class B		Deferred
	Common	Common	Common	Common	Retained	Compensation
	Shares	Shares	Shares	Shares	Earnings	Expense	Total

Balance, January 31, 2004		27,703		$101,442	$42,429		$143,871

Net income					34,955		34,955

Balance, January 29, 2005		27,703		$101,442	$77,384		$178,826

Sale of stock	16,172		277,963				277,963
Net income					37,181		37,181
Dividend to parent				(101,442)	(88,558)		(190,000)
Restricted stock units granted			2,686			(2,686)	—
Amortization of deferred compensation expense						276	276
Stock units granted	17		447				447
Exercise of stock options	1		23				23

Balance, January 28, 2006	16,190	27,703	$281,119	$0	$26,007	$(2,410)	$304,716

Net income					65,464		65,464
Reclassification of unamortized deferred compensation			(2,410)			2,410	—
Stock units granted	11		314				314
Exercise of stock options	31		601				601
Exercise of restricted stock units, net of settlement of taxes	7		(126)				(126)
Excess tax benefit related to stock options exercised			194				194
Stock based compensation expense, before related tax effects			3,416				3,416

Balance, February 3, 2007	16,239	27,703	$283,108	$0	$91,471	$0	$374,579

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 3, 2007, JANUARY 28, 2006 AND JANUARY 29, 2005
(in thousands)

	February 3,	January 28,	January 29,
	2007	2006	2005

Cash flows from operating activities:
Net income	$65,464	$37,181	$34,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,686	19,444	18,275
Amortization of debt issuance costs	118	613	469
Amortization of deferred compensation expense		276
Stock based compensation expense	3,416
Deferred income taxes	2,372	2,084	(7,813)
Loss on disposal of assets	790	691	135
Impairment charges	832	234	833
Grants of director stock units	314	447
Change in working capital, assets and liabilities:
Accounts receivable	(622)	(1,748)	(27)
Accounts receivable from related parties	(3,574)	(49)
Inventories	(21,039)	(8,683)	(57,996)
Prepaid expenses and other assets	(10,725)	(5,815)	(338)
Advances to/from affiliates		23,676	(22,236)
Accounts payable	8,888	13,207	19,502
Proceeds from lease incentives	7,491	10,781	11,509
Other noncurrent liabilities	3,841	(419)	3,026
Accrued expenses	9,916	17,337	15,019

Net cash provided by operating activities	88,168	109,257	15,313

Cash flows from investing activities:
Cash paid for property and equipment	(41,882)	(25,344)	(33,949)
Purchases of available-for-sale investments	(188,250)
Maturities and sales from available-for-sale investments	89,600
Proceeds from sale of assets	15	91	37

Net cash used in investing activities	(140,517)	(25,253)	(33,912)

Cash flows from financing activities:
Payments on capital lease obligations			(138)
Proceeds from sale of stock		277,963
Payment of note to parent		(190,000)
Net (decrease) increase in revolving credit facility		(55,000)	20,000
Debt issuance costs		(570)
Proceeds from exercise of stock options	601	23
Excess tax benefit — related to stock option exercises	194

Net cash provided by financing activities	795	32,416	19,862

Net (decrease) increase in cash and equivalents	(51,554)	116,420	1,263
Cash and equivalents, beginning of period	124,759	8,339	7,076

Cash and equivalents, end of period	$73,205	$124,759	$8,339

The accompanying Notes are an integral part of the Consolidated Financial Statements

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
Business Operations- DSW Inc. (“DSW”) and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”) and Brand Technology Services LLC (“BTS”), are herein referred to collectively as DSW or the “Company”. Prior to December 2004, DSW was a wholly-owned subsidiary of Value City Department Stores, Inc., a wholly-owned subsidiary of Retail Ventures, Inc. (“RVI” or “Retail Ventures”). In December 2004, RVI completed a corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City Department Stores, LLC (“Value City”), another wholly-owned subsidiary of RVI. In turn, Value City transferred all of the issued and outstanding shares of DSW to RVI in exchange for a promissory note. On June 29, 2005, DSW commenced an initial public offering (“IPO”) that closed on July 5, 2005. DSW is listed on the New York Stock Exchange trading under the symbol “DSW”.
DSW operates in two segments, DSW stores and leased departments, and sells better-branded footwear in both. DSW stores also sell accessories. As of February 3, 2007, DSW operated a total of 223 stores located throughout the United States as one segment. These DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. During the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, DSW opened 29, 29, and 31 new DSW stores, respectively, and during the year ended January 28, 2006, DSW re-categorized two DSW/Filene’s Basement combination locations from the DSW stores segment to the leased segment. DSW also operates leased shoe departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. The Company entered into supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Gordmans and Frugal Fannie’s stores as of July 2002, June 2004 and September 2003, respectively. On May 30, 2006, the Company entered into an Amended and Restated Supply Agreement to supply shoes to all Stein Mart stores that have shoe departments. As of February 3, 2007, all of the additional Stein Mart locations were converted to DSW leased departments. DSW has operated leased shoe departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures, since its acquisition by Retail Ventures in March 2000. Effective as of January 30, 2005, the contractual arrangement with Filene’s Basement was updated and reaffirmed. DSW owns the merchandise, record sales of merchandise net of returns and sales tax, own the fixtures (except for Filene’s Basement) and provides supervisory assistance in these covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. DSW pays a percentage of net sales as rent. As of February 3, 2007, DSW supplied merchandise to 267 Stein Mart stores, 62 Gordmans stores, one Frugal Fannie’s store, and 30 Filene’s Basement stores.
Fiscal Year- The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal years 2005 and 2004 consisted of 52 weeks. Fiscal year 2006 consisted of 53 weeks and fiscal year 2007 will consist of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, recoverability of long-lived assets and establishing reserves for self-insurance. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.
Financial Instruments- The following assumptions were used to estimate the fair value of each class of financial instruments:
Cash and Equivalents- Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables, which generally settle within three days. The carrying amounts approximate fair value.
Short term Investments- Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 33 to 182 days, and despite the long-term nature of their stated contractual maturities, DSW has the intent and ability to quickly liquidate these securities. Because the fair value approximates the cost, there are no accumulated unrealized holding gains or losses in other comprehensive income from these investments. All income generated from these investments is recorded as interest income.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable- Accounts receivable are classified as current assets because the average collection period is generally less than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates.
Concentration of Credit Risk- Financial instruments, which principally subject the Company to concentration of credit risk, consist of cash, cash equivalents, and short term investments. The Company invests excess cash when available through financial institutions in overnight investments. At times, such amounts may be in excess of FDIC insurance limits. The Company also maintains investment grade variable rate debt securities and auction rate securities with a creditworthy institution.
Concentration of Vendor Risk- During fiscal years 2006, 2005, and 2004, merchandise supplied to the Company by three key vendors accounted for approximately 22%, 22%, and 19% of net sales.
Inventories- Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $21.2 million and $19.2 million at the end of fiscal years 2006 and 2005, respectively.
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
Property and Equipment- Property and equipment are stated at cost less accumulated depreciation determined by the straight-line method over the expected useful lives of the assets. The straight-line method is used to amortize such capitalized costs over the lesser of the expected useful life of the asset or the life of the lease. Leasehold improvements are amortized under the straight-line method over the lesser of the initial lease term or the expected useful life (10 years). The estimated useful lives of furniture, fixtures and equipment are 3 to 10 years.
Asset Impairment and Long-Lived Assets- The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on discounted cash flow. Should an impairment loss be realized, it will be included in cost of sales. The Company expensed $0.8 million, $0.2 million, and $0.8 million in fiscal 2006, 2005, and 2004 respectively, of identified store assets where the recorded value could not be supported by future cash flows. The impairment charges were recorded within the DSW stores segment.
Store Closing Reserve- DSW accounts for closed store expenses and reserves using generally accepted accounting principles. During the year ended February 3, 2007, DSW had reserves associated with the closing of five DSW stores in the amount of $0.1 million. During the year ended January 28, 2006, DSW had reserves of $0.3 million. Expenses related to closed stores are recorded as operating expenses. The remaining balance for lease costs will be paid through 2007, the end of the lease term. These reserves are monitored on at least a quarterly basis for changes in circumstances.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at January				Balance at January
	29, 2005	Related Charges	Payments	Adjustments	28, 2006
	(in thousands)

Employee severance and termination benefits
Lease Costs	$532		$(250)		$282
Other

Total	$532		$(250)		$282

	Balance at January				Balance at February
	28, 2006	Related Charges	Payments	Adjustments	3, 2007
	(in thousands)

Employee severance and termination benefits		$19	$(19)
Lease Costs	$282	552	(993)	$234	$75
Other		64	(64)

Total	$282	$635	$(1,076)	$234	$75
Goodwill- Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. Goodwill is tested for impairment at least annually. The Company, as a result of adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, no longer records goodwill amortization.
Stock-Based Compensation- For purposes of applying the provisions of SFAS No. 123(R), the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. See Note 4 for a detailed discussion of stock-based compensation.
Tradenames and Other Intangible Assets- Tradenames and other intangible assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $7.5 million and $6.7 million at February 3, 2007 and January 28, 2006, respectively.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The asset value and accumulated amortization of intangible assets is as follows:

	February 3,	January 28,
	2007	2006
	(Dollars in thousands)
Tradenames:
Gross Asset	$12,750	$12,750
Accumulated amortization	(7,437)	(6,587)

Subtotal	$5,313	$6,163
Useful life	15	15

Favorable leases:
Gross Asset	$140	$140
Accumulated amortization	(98)	(87)

Subtotal	$42	$53
Useful life	14	14

Tradenames and other intangible assets-net	$5,355	$6,216

Aggregate amortization expense for the current and each of the five succeeding years is as follows:

Fiscal Year	(In thousands)
2006	$861
2007	$854
2008	$854
2009	$854
2010	$854
2011	$854
Income Taxes- Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of February 3, 2007, and January 28, 2006, the Company did not have any income tax valuation allowances recorded.
Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts included in the other noncurrent liabilities caption were $26.0 million and $22.6 million, at February 3, 2007 and January 28, 2006, respectively.
Tenant Allowances- The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These allowances are included in the caption other non-current liabilities and were $48.4 million and $40.5 million, at February 3, 2007 and January 28, 2006, respectively.
Sales and Revenue Recognition- Sales of merchandise are net of returns and sales tax. Revenues from our retail operations are recognized at the later of point of sale or delivery of goods to the customer. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift card. The Company did not recognize income during these periods from unredeemed gift cards. The Company will continue to review its historical activity and will recognize income from unredeemed stored value cards when deemed appropriate.
As of February 3, 2007, the Company supplies footwear, under supply arrangements, to 30 Filene’s Basement stores and 330 locations for other non-related retailers in the United States of America. Sales for these leased supply locations are net of returns

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and sales tax, as tracked by the lessor, and are included in net sales. Leased department sales represent 10.2%, 10.5%, and 9.4% of total net sales for fiscal 2006, 2005, and 2004, respectively.
Cost of Sales- In addition to the cost of merchandise, the Company includes in the cost of sales expenses associated with warehousing, distribution and store occupancy. Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution center, which are primarily payroll-related taxes and benefits. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities and maintenance and other operating costs that are passed to us from the landlord. Distribution costs include the transportation of merchandise to the distribution center and from the distribution center to our stores. Store occupancy costs include rent, utilities, repairs, maintenance, insurance and janitorial costs and other costs associated with licenses and occupancy-related taxes, which are primarily real estate taxes passed to us by our landlords.
Operating Expenses - Operating expenses include expenses related to store selling, store management and store payroll costs, advertising, leased shoe department operations, store depreciation and amortization, pre-opening advertising and other pre-opening costs (which are expensed as incurred), corporate expenses for buying services, information services, depreciation expense for corporate cost centers, marketing, insurance, legal, finance, outside professional services, allocable costs from our parent and other corporate related departments, and benefits for associates and related payroll taxes. Corporate level expenses are primarily attributable to operations at the corporate offices in Columbus, Ohio.
Customer Loyalty Program- The Company maintains a customer loyalty program for the DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, the members receive certificates for these discounts which must be redeemed within six months. During the third quarter of fiscal 2006, DSW re-launched the loyalty program, which included changing: the name from “Reward Your Style” to “DSW Rewards”, the point threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and its ability to communicate with its customers. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of February 3, 2007 and January 28, 2006 was $5.0 million and $8.3 million, respectively. Substantially all certificates under the “Reward Your Style” program expired on or before January 31, 2007.
Pre-Opening Costs- Pre-opening costs associated with opening or remodeling of stores are expensed as incurred. Pre-opening costs expensed were $7.2 million, $7.7 million, and $10.8 million for fiscal 2006, 2005, and 2004, respectively.
Advertising Expense- The cost of advertising is expensed as incurred or when the advertising first takes place. Advertising costs were $29.0 million, $38.0 million and $39.3 million in fiscal 2006, 2005, and 2004, respectively.
Legal Proceedings and Claims- The Company is involved in various legal proceedings that are incidental to the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, DSW records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. See Note 10 for a discussion of legal reserves outstanding as of February 3, 2007.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R requires the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. Effective January 29, 2006, DSW adopted SFAS No. 123R. The impact of adoption to DSW’s results of operations is presented in Note 4.
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
In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”). EITF No. 06-3 indicates that a company may adopt a policy of presenting taxes within the scope of EITF No. 06-3 either gross within revenue or net. If taxes subject to EITF No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of the taxes that are recognized on a gross basis. EITF No. 06-3 is effective for years beginning after December 15, 2006, and the Company has already adopted EITF No. 06-3 in fiscal 2006 with no material impact.
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
In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity. The adoption of this new pronouncement in fiscal 2006 had no impact on DSW’s financial condition, results of operations or cash flows
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 in fiscal 2006 was not material to DSW’s financial condition, results of operations or cash flows.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This statement allows entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. DSW is currently evaluating the impact this statement may have on its consolidated financial statements.
2.	OWNERSHIP
On July 5, 2005, DSW completed its IPO of 14,062,500 Class A common shares. In connection with this offering, DSW granted an option to the underwriters to purchase up to an additional 2,109,375 Class A common shares to cover over-allotments, which option was exercised in full by the underwriters and also closed on July 5, 2005. DSW sold 16,171,875 Class A common shares raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. DSW used the net proceeds of the offering to repay $196.6 million of intercompany indebtedness, including interest, owed to RVI and for working capital and general corporate purposes, including the paying down of $20 million outstanding on Value City’s old secured revolving credit facility and $10 million intercompany advance. The 410.09 common shares of DSW held by RVI outstanding at January 28, 2006 were changed to 27,702,667 Class B common shares. It is the 27,702,667 Class B common shares which are being used in the fiscal year 2004 calculation of earnings per share. Subsequent to the IPO, the transactions between DSW and RVI and its other subsidiaries are settled in accordance with a shared services agreement and resulted in the accounts payable to related parties being classified as a current payable. At February 3, 2007, Retail Ventures owned approximately 63.0% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares.
Premium Income Exchangeable Securities (PIES)
On August 10, 2006, RVI announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable Securities) in the aggregate principal amount of $143,750,000. The closing of the transaction took place during the third quarter of fiscal 2006.
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
3.	RELATED PARTY TRANSACTIONS
The Company leases certain store, office space and distribution center locations owned by SSC as described in Note 5. Purchases from affiliates were immaterial in fiscal 2006, fiscal 2005 and fiscal 2004.
Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or controlled by SSC or intercompany transactions with SSC or shared services with RVI. Settlement of related party receivables and payables are in the form of cash. These transactions settle normally in 30 to 60 days. Amounts receivable or payable to SSC or its affiliates at February 3, 2007 were primarily related to a related party receivable from an SSC affiliate for a tenant allowance of $3.4 million. At January 28, 2006, amounts receivable or payable to SSC or its affiliates were immaterial.
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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company participated in SSC’s self-insurance program for general liability, casualty loss and certain state workers’ compensation programs, which participation ended in fiscal 2003. While the Company no longer participates in the program, it continues to remain responsible for liabilities it incurred under the program. The Company expensed an immaterial amount in fiscal 2006, 2005 and 2004, respectively, for such program. Estimates for self-insured programs are determined by independent actuaries based on actuarial assumptions, which incorporate historical incurred claims and incurred but not reported (“IBNR”) claims.
Through the shared services agreement with RVI and in the ordinary course of business, the Company has received various services provided by RVI or its subsidiaries, including import administration, risk management, human resources, information technology, tax, financial services and payroll, as well as other corporate services. RVI has also provided the Company with the services of a number of its executives and employees. Subsequent to October 29, 2006, information technology services are provided by a subsidiary of DSW. The financial statements include allocations by RVI of its costs related to these services. These costs allocations have been determined on a basis that the Company and RVI consider to be reasonable reflections of the use of services provided or the benefit received to the Company. These allocations totaled $13.1 million, $17.3 million and $29.5 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In fiscal 2006, DSW allocated $10.5 million to RVI for services that were provided by DSW to RVI. In addition, the Company has entered into an agreement with a subsidiary of RVI to supply all of their shoe inventories. The net balance of these transactions is reflected within the balance sheets as accounts payable to related parties. See Notes 5, 7, and 12 for additional related party disclosures.
In January 2004, the Company entered into a lease agreement with 40 East 14 Realty Associates, L.L.C., an unrelated third party, for the Union Square store in Manhattan, New York. In connection with the lease, Retail Ventures has agreed to guarantee payment of rent and other expenses and charges and the performance of other obligations.
4.	STOCK BASED COMPENSATION
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
Under the modified prospective method of SFAS No. 123R, compensation expense was recognized during the year ended February 3, 2007, for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and for all stock based payments granted after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. DSW’s financial results, results of operations, or cash flows for the prior periods have not been restated as a result of this adoption.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the unfavorable impact of adoption of SFAS No. 123R on DSW’s income before income taxes, net income and basic and diluted earnings per share for the year ended February 3, 2007 :

Share-based
compensation expense
(in thousands, except per share amounts)

Income before income taxes	$(3,416)
Net income	$(2,078)
Earnings per share
Basic	$(0.05)
Diluted	$(0.05)
Prior to the adoption of SFAS No. 123R, DSW presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. During fiscal 2006, the tax benefits were less than $0.2 million. Beginning in fiscal 2006 with the adoption of SFAS No. 123R, the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation expense recognized for those options (excess tax benefits) are classified as financing cash flows.
Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, DSW uses the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs are included in operating expenses in the consolidated statements of income. DSW recognizes compensation expense for stock option awards granted subsequent to the adoption of SFAS No. 123R and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, compensation expense for stock option awards granted was recorded using an accelerated method.
The following table illustrates the pro forma effect on net income and income per share for the years ended January 28, 2006 and January 29, 2005, if the Company had applied the fair value recognition of SFAS No. 123.

	Year ended
	January 28,	January 29,
	2006	2005

	(in thousands, except per share amounts)
Net income, as reported	$37,181	$34,955
Add: Stock-based employee compensation expense included in reported net income, net of tax	167
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,212)

Pro forma net income	$36,136	$34,955

Income per share:
Basic as reported	$1.00	$1.26
Diluted as reported	$1.00	$1.26
Basic pro forma	$0.97	$1.26
Diluted pro forma	$0.97	$1.26
Stock Options
Forfeitures of options are estimated at the grant date based on historical rates of RVI’s stock option activity and reduce the compensation expense recognized. The expected term of options granted is derived from historical data of RVI’s stock options due

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to the limited historical data on DSW stock activity. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares combined with the historical volatility of three similar companies’ common shares, due to the relative short historical trading history of the DSW Common Shares. The expected dividend yield is zero, which is based on DSW’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in DSW’s credit facility.
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	February 3, 2007	January 28, 2006

Assumptions
Risk-free interest rate	4.6%	4.1%
Year End volatility of DSW common stock	39.9%	42.3%
Expected option term	4.8 years	5.0 years
Dividend Yield	0.0%	0.0%
The weighted-average grant date fair value of each option granted in the fiscal years 2006 and 2005 was $13.01 and $8.43 per share, respectively.
The following tables summarize the Company’s stock option plan and related per share Weighted Average Exercise Prices (“WAEP”) (shares and intrinsic in thousands):

	Year Ended
	February 3, 2007
	Shares	WAEP
Outstanding beginning of year	914	$19.54
Granted	270	$30.05
Exercised	(31)	$19.12
Forfeited	(69)	$20.07

Outstanding end of year	1,084	$22.14

Options Exercisable end of year	186	$19.51

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Shares	WAEP	Contract Life	Value
Options outstanding	1,084	$22.14	9 years	$20,466
Options vested or expected to vest	1,017	$22.10	9 years	$19,245
Options exercisable	186	$19.51	8 years	$3,998
Shares available for additional grants	3,314
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the year ended February 3, 2007 was $0.5 million.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the status of DSW’s nonvested awards for the year ended February 3, 2007:

	Year ended February 3, 2007
		Weighted-Average
		Grant Date Fair
	Shares	Value
Nonvested beginning of period	884	$8.41
Granted	270	$13.01
Vested	(187)	$8.40
Forfeited/Cancelled	(69)	$8.64

Nonvested end of period	898	$9.78

As of February 3, 2007, the total compensation cost related to nonvested options not yet recognized was approximately $4.7 million with a weighted average expense recognition period remaining of 3.7 years. The total fair value of options that vested during the year ended February 3, 2007 was $1.6 million.
The following table summarizes information about stock options outstanding as of February 3, 2007 (shares in thousands):

	Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP

$19.00 - $20.00	738	8 years	$19.00	170	$19.00
$20.01 - $25.00	70	9 years	$24.54	14	$24.55
$25.01 - $30.00	167	9 years	$27.93	2	$26.84
$30.01 - $35.00	79	9 years	$31.84
$35.01 - $36.00	30	9 years	$35.79
     Restricted Stock Units
Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.
Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. The total aggregate intrinsic value of nonvested restricted stock units at February 3, 2007 was $5.5 million and the weighted average remaining contractual life was two years. As of February 3, 2007, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.1 million with a weighted average expense recognition period remaining of 2.3 years. The weighted average exercise price for all restricted stock units is zero.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes DSW’s restricted stock units for the year ended February 3, 2007 (shares in thousands):

	Fiscal Year ended February 3, 2007
		Weighted-Average
		Grant Date Fair
	Shares	Value
Outstanding beginning of period	131	$20.46
Granted	23	$30.91
Vested	(10)	$24.85
Forfeited	(9)	$19.00

Outstanding end of period	135	$22.03

     Director Stock Units
DSW issues stock units to directors who are not employees of DSW or RVI. During the years ended February 3, 2007 and January 28, 2006, DSW granted 10,525 and 17,013 director stock units, respectively, and expensed $0.3 million and $0.4 million, respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. As of February 3, 2007, 27,538 director stock units had been issued and no director stock units had been settled.
5. LEASES
The Company leases stores, office space and a distribution center under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, the Company is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.
As of February 3, 2007, the Company leased or had other agreements with 19 store locations owned by SSC or affiliates of SSC, one office facility and one distribution center for a total annual minimum rent of $11.4 million and additional contingent rents based on aggregate sales in excess of specified sales for the store locations. Under supply agreements to Filene’s Basement stores and other non-related retailers, the Company pays contingent rents based on sales.
Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at February 3, 2007 are as follows:

	Operating Leases
Fiscal		Unrelated	Related
Year	Total	Party	Party
	(In thousands)
2007	$108,348	$96,942	$11,406
2008	109,012	97,214	11,798
2009	106,329	94,607	11,722
2010	101,321	90,030	11,291
2011	91,766	80,527	11,239
Future years	406,817	319,908	86,909

Total minimum lease payments	$923,593	$779,228	$144,365

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The composition of rental expense is as follows:

	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)
Minimum rentals:
Unrelated parties	$82,677	$73,189	$63,172
Related parties	8,796	7,683	6,152
Contingent rentals:
Unrelated parties	17,721	17,331	13,692
Related parties	11,578	10,778	6,931

Total	$120,772	$108,981	$89,947

At February 3, 2007 and January 28, 2006, the Company had no capital leases.
6. INVESTMENTS
During the year ended February 3, 2007, $188.3 million of cash was used to purchase available-for-sale securities while $89.6 million was generated by the sale of available-for-sale securities. As of February 3, 2007, DSW held $98.7 million in short-term investments. At January 28, 2006, DSW had no short-term investments.
7. LONG-TERM OBLIGATIONS
Long-term obligations consist of the following:

	February 3,	January 28,
	2007	2006
	(In thousands)
Letters of credit outstanding	$13,448	$13,577
Availability under revolving credit facility	$136,552	$136,423
DSW $150 Million Credit Facility- Simultaneously with the amendment and restatement of the revolving credit facility described below and the Company’s initial public offering, the Company entered into a new $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiary, DSWSW, are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under the secured revolving credit facility are secured by a lien on substantially all of its and its subsidiary’s personal property and a pledge of its shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants will, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents.
At February 3, 2007, the Company had no outstanding borrowings. The weighted average interest rate on borrowings under the Company’s Credit Facilities during fiscal year 2005 and the dividend notes issued and repaid during fiscal 2005 to RVI was 8.5%. The total interest expense was $0.6 million and $8.9 million for the years ended February 3, 2007 and January 28, 2006, respectively, and included fees, such as commitment and line of credit fees, of $0.5 million and $0.2 million for fiscal 2006 and 2005, respectively.
Credit Facilities Which DSW Is No Longer Obligated- Prior to the IPO, the Company’s controlling shareholder, RVI and its subsidiaries, had an aggregate $525.0 million of financing that consisted of three separate credit facilities (collectively, the “Credit

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Facilities”): (i) a $350.0 million revolving credit facility (subsequently increased to $425 million) (the “Revolving Loan”), (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. and SSC (the “Term Loans”), and (iii) an amended and restated $75.0 million senior subordinated convertible term loan facility, initially entered into by RVI and its subsidiaries on March 15, 2000, which is held equally by Cerberus Partners, L.P. and SSC (the “Convertible Loan”). The Company was a co-borrower under the Revolving Loan and the Term Loans, and was a guarantor under the Convertible Loan. The Company, the other co-borrowers and the guarantors were jointly and severally liable under the Revolving Loan and the Term Loans. All of the Credit Facilities were guaranteed by RVI. The Company is no longer a party to these Credit Facilities.
The Company has reflected in the historical financial statements its direct obligations under the Revolving Loan as it relates to the borrowings thereunder. The Term Loans and Convertible Loan are not reflected on the Company’s financial statements as they are recorded on consolidated financial statements of RVI. These Credit Facilities were also subject to an Intercreditor Agreement which provides for an established order of payment of obligations from the proceeds of collateral upon default (the “Intercreditor Agreement”).
The weighted average interest rate on borrowings under the Company’s Credit Facilities during fiscal year 2004 was 3.6%. The total interest expense was $2.7 million and included fees, such as commitment and line of credit fees, of $0.5 million for fiscal 2004.
Under the Revolving Loan, the borrowing base formula applicable to the Company was based on the value of the Company’s inventory and accounts receivable. Primary security for the Revolving Loan was provided in part by a first priority lien on all of the inventory and accounts receivable of the Company and other borrowers thereunder, as well as certain notes and payment intangibles. Subject to the Intercreditor Agreement, the Revolving Loan also had the substantial equivalent of a second priority-perfected security interest in all of the first priority collateral securing the Term Loans. Interest on borrowings under the Revolving Loan was calculated at the bank’s base rate plus 0% to 0.5%, or at the Eurodollar offer rate plus 2.00% to 2.75%, depending upon the level of average excess availability that the Company and the other borrowers maintain. The interest rate on borrowings under the Revolving Loan was 4.7% at January 29, 2005. The Company is no longer a party to this credit facility.
8. EARNINGS PER SHARE
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

	Years ended
	February 3,	January 28,	January 29,
	2007	2006	2005

	(in thousands)
Weighted average shares outstanding	43,914	37,219	27,703
Assumed exercise of dilutive stock options	170	62
Restricted stock units	138	66

Number of shares for computation of dilutive earnings per share	44,222	37,347	27,703

For the fiscal year ended February 3, 2007 and January 28, 2006, all potentially issuable shares from the exercise of stock options and restricted stock units were dilutive. For the fiscal year ended January 29, 2005, there was no potentially dilutive instruments outstanding.
9.	OTHER BENEFIT PLANS
The Company participates in a 401(k) Plan (the “Plan”) through the shared services agreement with RVI. Employees who attain age twenty-one are eligible to defer compensation as of the first day of the month following 60 days of employment and may contribute up to thirty percent of their compensation to the Plan, on a pre-tax basis, subject to Internal Revenue Service limitations.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the Plan, the Company matches employee deferrals into the Plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year. The Company incurred costs associated with the 401(k) Plan of $1.4 million, $1.1 million, and $0.7 million for fiscal years 2006, 2005 and 2004, respectively.
10. COMMITMENTS AND CONTINGENCIES
As previously reported, on March 8, 2005 Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of the Company’s customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
The Company and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in several legal proceedings arising out of this incident, including two putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the two lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio.
In connection with this matter, the Company entered into a consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the final order on March 14, 2006, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580. Pursuant to the consent order, the Company has agreed to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.
There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future. The Company has contested and will continue to vigorously contest the claims made against it and will continue to explore its defenses and possible claims against others.
The Company estimates that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. At February 3, 2007, the balance of the reserve was $3.2 million.
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these proceedings will not be material. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates. Revisions in its estimates and potential liability could materially impact the Company’s results of operations.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. SEGMENT REPORTING
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

	DSW	Leased
	Stores	Departments	Total
As of and for the year ended February 3, 2007
Net sales	$1,148,395	$130,665	$1,279,060
Gross profit	343,734	22,617	366,351
Capital expenditures	38,675	3,732	42,407
Total assets	562,515	45,788	608,303
As of and for the year ended January 28, 2006
Net sales	$1,023,501	$120,560	$1,144,061
Gross profit	298,082	17,637	315,719
Capital expenditures	25,379	158	25,537
Total assets	479,364	28,351	507,715
For the year ended January 29, 2005
Net sales	$870,692	$90,397	$961,089
Gross profit	256,159	14,052	270,211
Capital expenditures	32,633	1,342	33,975
12. INCOME TAX PROVISION
The provision for income taxes consists of the following:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)
Current:
Federal	$32,750	$18,891	$21,438
State and local	7,041	4,451	4,803

	39,791	23,342	26,241

Deferred:
Federal	2,217	(1,110)	(6,843)
State and local	155	3,194	(978)

	2,372	2,084	(7,821)

Income tax expense	$42,163	$25,426	$18,420

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the expected income taxes based upon the statutory rate is as follows:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)
Income tax expense at federal statutory rate	$37,670	$21,912	$18,681
State and local taxes-net	4,988	2,800	2,538
State tax deferred tax asset write-off of commercial activity tax		1,574
Meals and entertainment			201
Tax exempt interest and other	(495)	(860)	(3,000)

	$42,163	$25,426	$18,420

The components of the net deferred tax asset are as follows:

	February 3,	January 28,
	2007	2006
	(In thousands)
Deferred tax assets:
Basis differences in inventory	$3,259	$2,592
Tenant allowance	1,360	887
State and local tax NOLs	1,262	1,381
Accrued rent	10,137	8,034
Workers compensation	830	1,163
Accrued expenses	3,125	6,949
Accrued bonus	1,227
Deferred Compensation	987
Other	1,620	963

	23,807	21,969

Deferred tax liabilities:
Prepaid expenses	(3,608)	(2,662)
Basis differences in property and equipment	(1,277)	(1,080)
Other	(955)

	(5,840)	(3,742)

Total-net	$17,967	$18,227

The net deferred tax asset is recorded in the Company’s balance sheet as follows:

	February 3,	January 28,
	2007	2006
	(In thousands)
Current deferred tax asset	$18,046	$18,591
Non-current deferred liability	(79)	(364)

Total — net	$17,967	$18,227

Prior to the completion of its initial public offering, the Company filed a consolidated federal income tax return with RVI and its other subsidiaries. The allocation of the RVI current consolidated federal income tax to its subsidiaries historically was in accordance with SFAS No. 109, Accounting for Income Taxes. RVI used the “parent company down” approach in allocating the consolidated amount of current and deferred tax expense to its subsidiaries. For the current fiscal year, the Company will file its own tax return and filed its own tax return for the stub period subsequent to the initial public offering.
The net operating loss deferred tax assets consist of a state and local component. These net operating losses are available to reduce state and local taxable income for the fiscal years 2007 to 2023.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. QUARTERLY FINANCIAL DATA (UNAUDITED)

				Fourteen
	Thirteen weeks ended			weeks ended
	April 29,	July 29,	October 28,	February 3,
(in thousands except per share data)	2006	2006	2006	2007

Net sales	$316,487	$301,302	$332,219	$329,052
Cost of sales	(223,200)	(216,200)	(233,544)	(239,765)

Gross profit	93,287	85,102	98,675	$89,287
Operating expenses	(65,398)	(62,005)	(73,451)	(64,783)

Operating profit	27,889	23,097	25,224	$24,504

Non-related parties interest expense	(140)	(142)	(145)	(187)

Related parties interest expense,
Total interest expense	(140)	(142)	(145)	(187)
Interest income	1,464	2,117	1,708	2,238

Interest income (expense), net	1,324	1,975	1,563	2,051

Earnings before income taxes	29,213	25,072	26,787	26,555
Income tax provision	(11,694)	(9,731)	(10,786)	(9,952)

Net income	$17,519	$15,341	$16,001	$16,603

Earnings per share(1):
Basic	$0.40	$0.35	$0.36	$0.38
Diluted	$0.40	$0.35	$0.36	$0.37

	Thirteen weeks ended
	April 30,	July 30,	October 29,	January 28,
(in thousands except per share data)	2005	2005	2005	2006
Net sales	$281,806	$276,211	$302,240	$283,804
Cost of sales	(199,008)	(199,848)	(219,221)	(210,265)

Gross profit	82,798	76,363	83,019	73,539
Operating expenses	(67,745)	(55,675)	(65,292)	(56,895)

Operating profit	15,053	20,688	17,727	16,644

Non-related parties interest expense	(863)	(1,159)	(140)	(140)
Related parties interest expense,	(2,671)	(3,920)

Total interest expense	(3,534)	(5,079)	(140)	(140)
Interest income	13	67	289	1019

Interest income (expense), net	(3,521)	(5,012)	149	879

Earnings before income taxes	11,532	15,676	17,876	17,523
Income tax provision	(4,552)	(6,425)	(6,965)	(7,484)

Net income	$6,980	$9,251	$10,911	$10,039

Earnings per share(1):
Basic	$0.25	$0.28	$0.25	$0.23
Diluted	$0.25	$0.28	$0.25	$0.23

(1)	The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	February 3,	January 28,	January 29,
(in thousands)	2007	2006	2005
Cash paid during the period for:
Interest:
Non-related parties interest expense	$46	$1,985	$2,138
Related parties interest expense		6,591
Income taxes	40,133	14,649	3,998
Noncash investing and operating activities:
Changes in accounts payable due to asset purchases	$433	$193	$381

SUPPLEMENTAL SCHEDULE
DSW INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charges to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Deductions	of Period
Allowance deduction from asset to which it applies:
Inventory Reserve:
Year Ended:
1/29/2005	$11,505	$2,697			$14,202
1/28/2006	14,202	5,548		$533	19,217
2/3/2007	19,217	3,361		1,341	21,237
Allowance for Sales Returns:
Year Ended:
1/29/2005	1,405	176		109	1,472
1/28/2006	1,472	1,394		1,294	1,572
2/3/2007	1,572	1,500		721	2,351
Store Closing Reserve:
Year Ended:
1/29/2005	803	129		400	532
1/28/2006	532			250	282
2/3/2007	282	635		842	75

S-1

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Amended Articles of Incorporation of the registrant.***

3.2	Amended and Restated Code of Regulations of the registrant.***

4.1	Specimen Class A Common Shares certificate. Incorporated by reference to Exhibit 4.1 to DSW’s Form S-1 (Registration No. 333-134227) filed on May 17, 2006 and amended on June 23, 2006, July 17, 2006, August 2, 2006 and August 7, 2006.

4.2	Second Amended and Restated Registration Rights Agreement, dated as of July 5, 2005, by and among Retail Ventures, Inc., Cerberus Partners, L.P., Schottenstein Stores Corporation and Back Bay Funding LLC. Incorporated by reference to Exhibit 4.2 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.

4.3	Exchange Agreement, dated July 5, 2005, by and between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.4 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.

4.4	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Cerberus Partners, L.P. Incorporated by reference to Exhibit 4.1 to Retail Ventures’ Form 8-K (file no. 1-10767) filed October 19, 2005.

4.5	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.2 to Retail Ventures’ Form 8-K (file no. 1-10767) filed October 19, 2005.

4.6	Form of Conversion Warrant issued by Retail Ventures, Inc. to Cerberus Partners, L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.7	Form of Term Loan Warrant issued by Retail Ventures, Inc. to Millennium Partners, L.P. Incorporated by reference to Exhibit 4.1 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed December 8, 2005.

10.1	Corporate Services Agreement, dated June 12, 2002, between Retail Ventures and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.6 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Retail Ventures, Schottenstein Stores Corporation and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc., Schottenstein Management Company and DSW Inc. related thereto. Incorporated by reference to Exhibit 5 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.

10.2	Employment Agreement, dated March 4, 2005, between Deborah L. Ferrée and DSW Inc.**#

10.3	Employment Agreement, dated June 1, 2005, between Peter Z. Horvath and DSW Inc.**#

10.4	Employment Agreement, dated June 1, 2005, between Douglas J. Probst and DSW Inc.**#

10.5	Employment Agreement, dated December 1, 2005, between Kevin Lonergan and DSW Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 24, 2006.#

10.6	Employment Agreement, dated June 26, 2005, between Derek Ungless and DSW Inc.***#

10.7	Summary of Director Compensation.***#

10.11	Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders.***

10.15	Lease, dated March 22, 2000, by and between East Fifth Avenue, LLC, an affiliate of Schottenstein Stores Corporation, as landlord, and Shonac, as tenant, re: warehouse facility and corporate headquarters. Incorporated by reference to Exhibit 10.60 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 28, 2000.

10.16	Form of Common Stock Purchase Warrants (with respect to the stock of Retail Ventures) issued to Cerberus Partners, L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.5 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.17	Form of Conversion Warrant to be issued by Retail Ventures to Schottenstein Stores Corporation and Cerberus Partners, L.P.**

10.23	DSW Inc. 2005 Equity Incentive Plan.***#

10.23.1	Form of Restricted Stock Units Award Agreement for Employees.**#

10.23.2	Form of Stock Units for automatic grants to non-employee directors.**#

10.23.3	Form of Stock Units for conversion of non-employee directors’ cash retainer.**#

Exhibit
No.	Description
10.23.4	Form of Non-Employee Directors’ Cash Retainer Deferral Election Form.**#

10.23.5	Form of Nonqualified Stock Option Award Agreement for Consultants.**#

10.23.6	Form of Nonqualified Stock Option Award Agreement for Employees.**#

10.24	DSW Inc. 2005 Cash Incentive Compensation Plan.***#

10.25	Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW. Incorporated by reference to Exhibit 10.1 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.

10.26	Amended and Restated Shared Services Agreement, dated as of October 29, 2006, between Retail Ventures, Inc. and DSW. Incorporated by reference to Exhibit 10.7 to DSW’s Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.27	Tax Separation Agreement, dated July 5, 2005, among Retail Ventures, Inc. and its affiliates and DSW Inc. and its affiliates. Incorporated by reference to Exhibit 10.3 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.

10.28	Supply Agreement, effective as of January 30, 2005, between Filene’s Basement and DSW. Incorporated by reference to Exhibit 10.6 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.

10.29	Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.

10.29.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.30	Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.

10.30.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.31	Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.

10.31.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.32	Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.33	Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation d/b/a DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.33.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1, to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.34	Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of Schottenstein Stores Corporation, and Shonac corporation (assignee of Schottenstein Stores Corporation d/b/a Value City Furniture through Assignment of Tenant’s Leasehold Interest and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.34.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.35	Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.	Description
10.35.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.36	Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and Schottenstein Stores Corporation-Polaris LLC, an affiliate of Schottenstein Stores Corporation, as modified by Sublease Agreement, dated April 30, 2002, by and between Schottenstein Stores Corporation-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc., as sublessee (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.36.1	Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.37	Lease, dated August 30, 2002, by and between JLP-Cary, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.37.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Retail Ventures’ Form 10-K/A (file No. 1-10767) filed May 12, 2005.

10.38	Lease, dated August 30, 2002, by and between JLP-Madison, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.38.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.39	Sublease, dated May 2000, by and between Schottenstein Stores Corporation, as sublessor, and Shonac Corporation d/b/a DSW Shoe Warehouse, Inc., as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.39.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc. as assignee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.40	Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.40.1	Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.41	Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.41.1	Assignment and Assumption Agreement, dated March 18, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.42	Sublease Agreement, dated June 12, 2000, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Fairfax, VA DSW store.**

10.42.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Fairfax, VA DSW store.**

10.43	Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrilville, IN DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.**

10.43.1	License Agreement, dated August 30, 2002, by and between Value City Department Stores, Inc. and Shonac Corporation, re: Merrillville, IN DSW store.**

Exhibit
No.	Description
10.44	Form of Indemnification Agreement between DSW Inc. and its officers and directors.**

10.45	Agreement of Lease, dated April 7, 2006, by and between JLP-Harvard Park, LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Chagrin Highlands, Warrendale, Ohio DSW store.***

10.46	Agreement of Lease, dated June 30, 2006, between JLPK — Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.47	Agreement of Lease, dated November 27, 2006, between JLP — Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.48	Agreement of Lease, dated November 30, 2006, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office. Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.49	Agreement of Lease, dated November 30, 2006, between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office. Incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.50	Lease Amendment, dated November 30, 2006 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.51	IT Transfer and Assignment Agreement dated October 29, 2006. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.52	Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Incorporated by reference to Exhibit 10.1 to DSW’s Form 8-K (file no. 1-32545) filed June 5, 2006.

10.53	Employment Agreement, dated July 13, 2006, between DSW Inc. and Harris Mustafa. Incorporated by reference to Exhibit 10.1 to DWS’s Form 8-K (file no. 1-32545) filed July 13, 2006.

10.54	Agreement of Lease, dated December 15, 2006, between American Signature, Inc., an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Langhorne, Pennsylvania DSW store. *

21.1	List of Subsidiaries.*

23.1	Consent of Independent Registered Public Accounting Firm.*

24.1	Powers of Attorney.*

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.*

32.1	Section 1350 Certification — Principal Executive Officer.*

32.2	Section 1350 Certification — Principal Financial Officer.*

*	Filed herewith.

**	Previously filed as the same Exhibit Number to DSW’s Form S-1 filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005, and incorporated herein by reference.

***	Previously filed as the same Exhibit Number to DSW’s Form 10-K filed with the Securities and Exchange Commission on April 13, 2006 and incorporate by reference.

#	Management contract or compensatory plan or arrangement.

E-4