Form 10-Q
period 2007-05-05
DSW Inc.
filed 2007-06-12
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-32545
DSW INC.
(Exact name of registrant as specified in its charter)

Ohio	31-0746639

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

810 DSW Drive, Columbus, Ohio	43219

(Address of principal executive offices)	(Zip Code)
(614) 237-7100
Registrant’s telephone number, including area code
4150 East Fifth Ave., Columbus, Ohio 43219
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes       ☑ No
The number of outstanding Class A Common Shares, without par value, as of May 31, 2007 was 16,251,353 and Class B Common Shares, without par value, as of May 31, 2007 was 27,702,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 5,	February 3,
	2007	2007

ASSETS

Cash and equivalents	$76,036	$73,205
Short-term investments	99,250	98,650
Accounts receivable, net	8,237	4,661
Accounts receivable from related parties	4,607	3,623
Inventories	257,988	237,737
Prepaid expenses and other assets	19,190	22,049
Deferred income taxes	19,240	18,046

Total current assets	484,548	457,971

Property and equipment, net	130,520	116,872
Long-term investments	2,500
Goodwill	25,899	25,899
Tradenames and other intangibles, net	5,141	5,355
Deferred income taxes and other assets	1,743	2,206

Total assets	$650,351	$608,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$108,122	$89,806
Accounts payable to related parties	981	5,161
Accrued expenses:
Compensation	9,242	17,288
Taxes	25,588	10,935
Advertising	5,130	5,108
Gift cards and merchandise credits	10,416	11,404
Other	14,587	19,565

Total current liabilities	174,066	159,267

Deferred income taxes and other non-current liabilities	77,104	74,457

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,244,728 and 16,238,765 issued and outstanding, respectively	284,097	283,108
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	115,084	91,471

Total shareholders’ equity	399,181	374,579

Total liabilities and shareholders’ equity	$650,351	$608,303

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
		April 29,
	May 5,2007	2006

Net sales	$356,997	$316,487
Cost of sales	(247,741)	(223,200)

Gross profit	109,256	93,287
Operating expenses	(72,038)	(65,398)

Operating profit	37,218	27,889

Interest expense	(138)	(140)
Interest income	1,857	1,464

Interest income, net	1,719	1,324

Earnings before income taxes	38,937	29,213
Income tax provision	(15,193)	(11,694)

Net income	23,744	17,519

Basic and diluted earnings per share:
Basic	$0.54	$0.40
Diluted	$0.54	$0.40
Shares used in per share calculations:
Basic	43,942	43,896
Diluted	44,361	44,144
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of
	Class A	Class B	Class A	Class B		Deferred
	Common	Common	Common	Common	Retained	Compensation
	Shares	Shares	Shares	Shares	Earnings	Expense	Total

Balance, January 28, 2006	16,190	27,703	$281,119	$0	$26,007	$(2,410)	$304,716

Net income					17,519		17,519
Reclassification of unamortized deferred compensation			(2,410)			2,410
Stock units granted	1		14				14
Exercise of stock options	8		152				152
Tax benefit related to stock options exercised			35				35
Stock based compensation expense, before related tax effects			741				741

Balance, April 29, 2006	16,199	27,703	$279,651	$0	$43,526	$0	$323,177

Balance, February 3, 2007	16,239	27,703	$283,108	$0	$91,471	$0	$374,579

Net income					23,744		23,744
FIN 48 adoption					(131)		(131)
Stock units granted			14				14
Exercise of stock options	6		11				11
Excess tax benefit related to stock option exercises			82				82
Stock based compensation expense, before related tax effects			882				882

Balance, May 5, 2007	16,245	27,703	$284,097	$0	$115,084	$0	$399,181

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 5,	April 29,
	2007	2006

Cash flows from operating activities:
Net income	$23,744	$17,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,190	4,901
Amortization of debt issuance costs	29	30
Stock based compensation expense	882	741
Deferred income taxes	(1,479)	(217)
Loss on disposal of assets	21	319
Grants of stock units	14	14
Change in working capital, assets and liabilities:
Accounts receivable, net	(3,576)	(105)
Accounts receivable from related parties	(984)	37
Inventories	(20,251)	(8,485)
Prepaid expenses and other assets	3,368	1,561
Accounts payable	4,800	14,973
Proceeds from lease incentives	3,191	1,624
Other noncurrent liabilities	(465)	(819)
Accrued expenses	684	6,141

Net cash provided by operating activities	15,168	38,234

Cash flows from investing activities:
Cash paid for property and equipment	(9,330)	(3,892)
Purchases of available-for-sale investments	(8,100)
Maturities and sales from available-for-sale investments	5,000

Net cash used in investing activities	(12,430)	(3,892)

Cash flows from financing activities:
Proceeds from exercise of stock options	11	152
Excess tax benefit – related to stock option exercises	82	35

Net cash provided by financing activities	93	187

Net increase in cash and equivalents	2,831	34,529
Cash and equivalents, beginning of period	73,205	124,759

Cash and equivalents, end of period	$76,036	$159,288

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

DSW Inc. (“DSW”) and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”) and Brand Technology Services LLC (“BTS”), are herein referred to collectively as DSW or the “Company”. On June 29, 2005, DSW commenced an initial public offering (“IPO”) that closed on July 5, 2005. DSW’s Class A Common Shares are listed for trading on the New York Stock Exchange under the ticker symbol “DSW”. At May 5, 2007, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 63.0% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares.

DSW operates in two segments, DSW stores and leased departments, and sells better-branded footwear in both. As of May 5, 2007, DSW operated a total of 230 stores located throughout the United States. DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women, as well as accessories. During the three months ended May 5, 2007 and April 29, 2006, DSW opened eight and five new DSW stores, respectively, and closed one store during the three months ended May 5, 2007. DSW also operates leased shoe departments for three non-affiliated retailers and one affiliated retailer. During the three months ended May 5, 2007, DSW added three new non-affiliated leased departments, four affiliated leased departments and ceased operations in one non-affiliated leased department and one affiliated leased department. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement, the affiliated retailer) and provides supervisory assistance in these covered locations. Stein Mart, Inc., or Stein Mart, Gordman’s, Inc., or Gordmans, Frugal Fannie’s Fashion Warehouse, or Frugal Fannie’s, and Filene’s Basement stores provide the sales associates. DSW pays a percentage of net sales as rent. As of May 5, 2007, DSW supplied merchandise to 268 Stein Mart stores, 63 Gordmans stores, one Frugal Fannie’s store, and 33 Filene’s Basement stores.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2007 (the “2006 Annual Report”).

In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

3.	ADOPTION OF ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) and in May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more likely than not recognition threshold is measured to determine that amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 provides for a cumulative effect of a change in accounting principle to be recorded as an adjustment to the opening balance of retained earnings upon the initial adoption. We adopted FIN 48 effective February 4, 2007. The impact of this adoption is presented in Note 8.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement allows entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. DSW is currently evaluating the impact this statement may have on its consolidated financial statements.

4.	STOCK BASED COMPENSATION

DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the plan), and directors of DSW.

During the three months ended May 5, 2007 and April 29, 2006, the Company recorded stock based compensation expense of approximately $0.9 million and $0.7 million, respectively.

Stock Options

The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	May 5, 2007	April 29, 2006

Assumptions:
Risk-free interest rate	4.55%	4.91%
Expected volatility of DSW common stock	39.33%	42.62%
Expected option term	5.0 years	4.9 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of each option granted in the three months ended May 5, 2007 and April 29, 2006 was $17.72 and $13.24 per share, respectively.

The following table summarizes the Company’s stock option activity for the three months ended May 5, 2007 (in thousands):

Three Months Ended
May 5, 2007
Outstanding beginning of period	1,084
Granted	483
Exercised	(11)
Forfeited	(23)

Outstanding end of period	1,533

Exercisable end of period	214
Restricted Stock Units

The following table summarizes DSW’s restricted stock unit activity for the three months ended May 5, 2007 (in thousands):

Three Months Ended
May 5, 2007
Outstanding beginning of period	135
Granted	12
Vested
Forfeited

Outstanding end of period	147

The total aggregate intrinsic value of nonvested restricted stock units at May 5, 2007 was $5.6 million. As of May 5, 2007, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.3 million with a

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
weighted average expense recognition period remaining of 2.2 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units

DSW issues stock units to directors who are not employees of DSW or RVI. During the three months ended May 5, 2007, DSW granted 364 director stock units and expensed less than $0.1 million related to these grants. As of May 5, 2007, 27,902 director stock units had been issued and no director stock units had been settled.

5.	INVESTMENTS

Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 182 days. Despite the long-term nature of their stated contractual maturities, we have the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income.

During the three months ended May 5, 2007, $8.1 million of cash was used to purchase available-for-sale securities while $5.0 million was generated by the sale of available-for-sale securities. The table below details the investments classified as available-for-sale at May 5, 2007 and February 3, 2007 (in thousands):

	May 5, 2007		February 3, 2007
	Maturity of		Maturity of
	Less than 1 year	1 to 3 years	Less than 1 year	1 to 3 years
Aggregate fair value	$99,250	$2,500	$98,650	$—
Gross unrecognized holding gains
Gross unrecognized holding losses

Net carrying amount	$99,250	$2,500	$98,650	$—
6.	EARNINGS PER SHARE

Basic earnings per share are based on net income and a simple weighted average of Class A and Class B Common Shares and director stock units outstanding. Diluted earnings per share reflect the potential dilution of Class A Common Shares related to outstanding stock options and restricted stock units. The numerator for the diluted earnings per share calculation is net income. The denominator is the weighted average diluted shares outstanding. For the three months ended May 5, 2007 and April 29, 2006, all potentially dilutive stock options were dilutive.

	Three months ended
	May 5, 2007	April 29, 2006
	(in thousands)
Weighted average shares outstanding	43,942	43,896
Assumed exercise of dilutive stock options	279	117
Assumed exercise of dilutive restricted stock units	140	131

Number of shares for computation of dilutive earnings per share	44,361	44,144

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	May 5, 2007	February 3, 2007
	(in thousands)
Letters of credit outstanding	$8,046	$13,448
Availability under revolving credit facility	$141,954	$136,552
DSW $150, Million Credit Facility — At May 5, 2007 and February 3, 2007, DSW had no borrowings outstanding under its $150 million secured revolving credit facility and was in compliance with the terms of the secured revolving credit facility. DSW’s obligations under its secured revolving credit facility are collateralized by a lien on substantially all of DSW’s and DSWSW’s personal property and a pledge of all of its shares of DSWSW. In addition, the facility contains usual and customary restrictive covenants relating to DSW’s management and the operation of its business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under the facility, it must comply with a fixed charge coverage ratio test set forth in the facility documents.

Deferred Rent — Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts included in the other noncurrent liabilities caption were and $26.9 million and $26.0 million, at May 5, 2007 and February 3, 2007, respectively.

Tenant Allowances — The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These allowances are included in the caption other non-current liabilities and were $50.2 million and $48.4 million, at May 5, 2007 and February 3, 2007, respectively.

8.	INCOME TAXES

Effective February 4, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in an unfavorable adjustment of $0.1 million to beginning retained earnings.

As of February 4, 2007, the total amount of unrecognized tax benefits was $2.0 million. Unrecognized tax benefits of $2.0 million would affect the Company’s effective tax rate if recognized. There were no significant changes in components of the unrecognized tax benefits in the first quarter of 2007.

With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for fiscal years prior to 2000. The Company’s U.S. federal income tax returns for fiscal years 2003, 2004 and 2005 are currently under examination by the IRS and there are several state audits and appeals ongoing for fiscal years 2000 to 2006. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.

DSW is planning to amend certain federal and state tax returns within the next 12 months which will reverse a tax benefit of $1.1 million related to the deduction of deferred state taxes. The effect of amending the tax benefit will be offset by the reversal of a reserve which was recorded in fiscal 2006. The adjustment is related to the deduction of deferred state taxes.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of February 4, 2007, $0.3 million was accrued for the payment of interest and penalties.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9.	SEGMENT REPORTING

The Company is managed in two operating segments: DSW stores and leased departments. All of the operations are located in the United States. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. The tables below present segment information:

		Leased
	DSW Stores	Departments	Total
	(in thousands)
Three months ended May 5, 2007:
Net sales	$310,023	$46,974	$356,997
Gross profit	99,788	9,468	109,256
Capital expenditures	18,075	600	18,675

As of May 5, 2007:
Total assets	$607,313	$43,038	$650,351

		Leased
	DSW Stores	Departments	Total
	(in thousands)
Three months ended April 29, 2006:
Net sales	$283,813	$32,674	$316,487
Gross profit	87,187	6,100	93,287
Capital expenditures	4,115	117	4,232

As of February 3, 2007:
Total assets	$562,515	$45,788	$608,303
10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended
	May 5,	April 29,
	2007	2006
	(in thousands)
Cash paid during the period for:
Interest	$1	$5
Income taxes	$10,254	$2,605

Noncash investing and operating activities –
Changes in accounts payable due to asset purchases	$9,336	$340

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11.	COMMITMENTS AND CONTINGENCIES

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

The Company and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in several legal proceedings arising out of this incident, including one putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio. A second class action lawsuit was resolved in May 2007 after the Company prevailed on a motion to dismiss on all claims in the District Court for the Southern District of Ohio and, on appeal, the parties agreed to a Stipulation of Dismissal filed with the U.S. Court of Appeals for the 6th Circuit.

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

The Company estimates that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of May 5, 2007, the balance of the associated accrual for potential exposure was $3.1 million.

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these proceedings will not be material. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     All references to “we,” “us,” “our,” “DSW” or the “Company” in this Quarterly Report on Form 10-Q mean DSW Inc. and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”) and Brand Technology Services LLC (“BTS”), except where it is made clear that the term only means DSW Inc. DSW Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”).
     All references to “Retail Ventures”, or “RVI”, in this Quarterly Report on Form 10-Q mean Retail Ventures, Inc. and its subsidiaries, except where it is made clear that the term only means the parent company. DSW is a controlled subsidiary of Retail Ventures, a publicly traded company on the NYSE under the ticker symbol “RVI”.
Company Overview
     DSW is a leading U.S. specialty branded footwear retailer operating 230 shoe stores in 36 states as of May 5, 2007. We offer a wide selection of brand name and designer dress, casual and athletic footwear for women and men. Our typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. Our stores average approximately 25,000 square feet and hold approximately 30,000 pairs of shoes. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate leased shoe departments for four other retailers.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
     Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those described under “Part I, Item 1A. Risk Factors,” of our Form 10-K filed on April 5, 2007, some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward looking statements include, but are not limited to, the following:
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
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance or achievements may vary materially from what we may have projected. Furthermore, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made. DSW undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
Critical Accounting Policies
     The preparation of our consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets (including intangible assets), estimates for self insurance reserves for health and welfare, workers’ compensation and general liability insurance, customer loyalty program, income taxes, contingencies, litigation and revenue recognition. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
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
     We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. The Company did not recognize income during these periods from unredeemed gift cards and merchandise credits. The Company will continue to review its historical activity and will recognize income from unredeemed gift cards and merchandise credits when deemed appropriate.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $21.8 million on May 5, 2007 and $21.2 million at February 3, 2007.

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

carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on discounted cash flow. Any impairment loss realized is included in cost of sales. There were no impairment losses recorded during the three months ended May 5, 2007 and April 29, 2006. We believe at this time that the long-lived assets’ carrying amounts and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers compensation and general liability insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers compensation and general liability insurance exceed those anticipated, reserves recorded may not be sufficient, and, to the extent actual results vary from assumptions, earnings would be impacted. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by less than $0.1 million. The self-insurance reserves were $0.7 million and $1.7 million at May 5, 2007 and February 3, 2007, respectively.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of May 5, 2007 and February 3, 2007 was $4.9 million and $5.0 million, respectively.

•	Investments. Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 182 days. Despite the long-term nature of their stated contractual maturities, we have the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income. As of May 5, 2007, we held $99.3 million in short-term investments and $2.5 million in long-term investments and at February 3, 2007, we held $98.7 million in short-term investments and had no long-term investments.

•	Store Closing Reserve. As of May 5, 2007 and as of February 3, 2007, we had accruals associated with the closing of one DSW store in each period in the amount of $0.2 million and $0.1 million, respectively. We recorded $0.2 million in expenses associated with the closing of one DSW store during the three months ended May 5, 2007. There were no closed store expenses recorded during the three months ended April 29, 2006. Expenses related to closed stores are recorded as operating expenses. These reserves are monitored on at least a quarterly basis for changes in circumstances.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different.

Results of Operations
As of May 5, 2007, we operated 230 DSW stores in 36 states, and leased shoe departments in 268 Stein Mart stores, 63 Gordmans stores, 33 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in two segments, defined as DSW stores and leased departments. The leased departments are comprised of leased shoe departments in Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	Three months ended
	May 5,	April 29,
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	(69.4)	(70.5)

Gross profit	30.6	29.5
Operating expenses	(20.2)	(20.7)

Operating profit	10.4	8.8
Interest income, net	0.5	0.4

Earnings before income taxes	10.9	9.2
Income tax provision	(4.2)	(3.7)

Net income	6.7%	5.5%
THREE MONTHS ENDED MAY 5, 2007 COMPARED TO THREE MONTHS ENDED APRIL 29, 2006
     Net Sales. Sales for the thirteen week period ended May 5, 2007 increased by 12.8%, or $40.5 million, to $357.0 million from $316.5 million in the thirteen week period ended April 29, 2006.
     Our comparable store sales in the first quarter of fiscal 2007 decreased 3.6% compared to the first quarter of fiscal 2006. The increase in DSW sales includes a net increase of 26 DSW stores, 116 non-affiliated leased shoe departments and eight affiliated leased shoe departments. The DSW store locations opened subsequent to April 29, 2006 added $30.3 million in sales for the quarter ended May 5, 2007, while the leased shoe departments opened subsequent to April 29, 2006 added $15.2 million for the quarter ended May 5, 2007. Leased shoe department sales comprised 13.2% of total net sales in the first quarter of fiscal 2007, compared to 10.3% in the first quarter of fiscal 2006.
     For the first quarter of fiscal 2007, DSW comparable store sales decreased in women’s by 3.9%, men’s by 2.8%, and accessories by 1.7%, and increased in the athletic category by 1.0%. The sales decreases in both the women’s and men’s categories were caused by a drop in the seasonal categories. The decrease in the accessories category was caused by a drop in handbags. The increase in athletic was driven by an increase in our men’s athletic.
     Gross Profit. Gross profit increased $16.0 million to $109.3 million in the first quarter of fiscal 2007 from $93.3 million in the first quarter of fiscal 2006, and increased as a percentage of net sales from 29.5% in the first quarter of fiscal 2006 to 30.6% in the first quarter of fiscal 2007. By operating segment, gross profit as a percentage of sales was:

	May 5, 2007	April 29, 2006

DSW Stores	32.2%	30.7%
Leased Departments	20.2	18.7

	30.6%	29.5%

     The margin for the first quarter of fiscal 2007 was positively affected by an increased initial markup and a reduction in the markdown rate. Those positive factors were partially offset by an increase in both warehouse expense and occupancy expense. The store occupancy expense increased from 12.9% of net sales in the first quarter of fiscal 2006 to 13.1% of net sales in the first quarter of fiscal 2007. The increase in store occupancy expense is the result of increases in lease expense for new stores. Warehouse expense as a percentage of net sales increased from 1.1% in the first quarter of fiscal 2006 to 1.2% in the first quarter of fiscal 2007.
     Operating Expenses. For the first quarter of fiscal 2007, operating expenses increased $6.6 million to $72.0 million from $65.4 million in the first quarter of fiscal 2006, which represented 20.2% and 20.7% of net sales, respectively.

     The decrease in operating expenses as a percent of sales was in part the result of leveraging store expenses and marketing, and was offset by an increase in pre-opening costs and overhead expenses. Operating expenses for the first quarter of fiscal 2007 include $1.6 million in pre-opening costs compared to $0.9 million in pre-opening costs in the first quarter of fiscal 2006. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period. Included in operating expenses is the related operating cost, excluding occupancy, associated with operating the leased shoe departments. The DSW stores and leased shoe departments that opened subsequent to April 29, 2006 added $4.7 million and $0.4 million, respectively, in expenses in the first quarter of fiscal 2007. These expenses exclude pre-opening and occupancy (excluding depreciation and amortization) expenses.
     Operating Profit. Operating profit was $37.2 million in the first quarter of fiscal 2007 compared to $27.9 million in the first quarter of fiscal 2006 and increased as a percentage of net sales to 10.4 % in the first quarter of fiscal 2007 from 8.8% in the first quarter of fiscal 2006. Operating profit as a percentage of net sales was impacted by the leveraging of operating expenses and the improved gross profit percentages.
     Interest Income, Net. Interest income, net for the first quarter of fiscal 2007 was $1.7 million as compared to $1.3 million of net interest income for the first quarter of fiscal 2006. Interest income for the quarter was the result of investment activity from funds generated from operations and increased interest income from investments.
     Income Taxes. Our effective tax rate for the first quarter of fiscal 2007 was 39.0%, compared to 40.0% for the first quarter of fiscal 2006.
     Net Income. For the first quarter of fiscal 2007, net income increased $6.2 million, or 35.5%, over the first quarter of fiscal 2006 and represented 6.7% and 5.5% of net sales, respectively. This increase was primarily the result of the leveraging of operating expenses, increased interest income and an increase in gross margin.
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
     Liquidity and Capital Resources
     Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our expansion, the remodeling of existing stores and infrastructure growth. Since our IPO in July 2005, we have funded our expenditures with cash flows from operations. Our working capital and inventory levels typically build seasonally. We believe that we will be able to continue to fund our operating requirements and the expansion of our business pursuant to our growth strategy in the future with existing cash, cash flows from operations and borrowings, if needed, under the DSW secured revolving credit facility.
     For the thirteen week period ended May 5, 2007, our net cash provided by operations was $15.2 million, compared to $38.2 million provided by operations for the thirteen week period ended April 29, 2006. Our net cash flow of operations for the thirteen weeks ended May 5, 2007 was primarily a result of net income, increases in accounts payable and prepaid expenses and other assets, proceeds from tenant allowances, which were offset by an increase in inventory.
     During the thirteen week period ended May 5, 2007, we had capital expenditures of $18.7 million of which $9.3 million was paid during the quarter. Of this amount, we incurred $5.5 million for new stores and remodels of existing stores, $6.8 million related to the corporate office expansion and the remainder was related to information technology and the development of our e-commerce channel.
     Net working capital increased $11.8 million to $310.5 million at May 5, 2007 from $298.7 million at February 3, 2007, primarily due to increased cash and investments and inventory related to new stores opened in fiscal 2006. Current assets divided by current liabilities at May 5, 2007 and February 3, 2007 were 2.8 and 2.9, respectively.
     Our future capital expenditures will depend heavily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We plan to open at least 30 stores per year during fiscal 2007 and in each of the next three fiscal years. During fiscal 2006, the average investment required to open a typical new DSW store was approximately

$1.7 million. Of this amount, gross inventory typically accounted for approximately $740,000, fixtures and leasehold improvements typically accounted for approximately $700,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $210,000. We plan to finance investment in new stores with existing cash and cash flows from operating activities.
     We expect to spend approximately $80 million for capital expenditures in fiscal 2007. These expenditures include investments to make improvements to our information systems, remodel stores, accelerate our store growth, and the development of an e-commerce channel.
     $150 Million Secured Revolving Credit Facility. DSW has a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under the secured revolving credit facility are secured by a lien on substantially all of our and DSWSW’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under the facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At May 5, 2007 and February 3, 2007, $142.0 million and $136.6 million were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. At May 5, 2007 and February 3, 2007, $8.0 million and $13.4 million in letters of credit were issued and outstanding, respectively.
     Retail Ventures Warrants
     In connection with the July 2005 amendment of its term loan agreement, Retail Ventures amended its outstanding warrants to provide Schottenstein Stores Corporation (“SSC”), Cerberus Partners L.P., or Cerberus, and Millennium Partners, L.P., or Millennium have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the then current conversion price (subject to the anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price of $19.00 per share (subject to anti-dilution provisions) or (iii) acquire a combination thereof.
     As of May 5, 2007 and assuming an exercise price per share of $19.00, SSC and Cerberus would each receive 328,915 Class A Common Shares, and Millennium would receive 41,989 Class A Common Shares, if they exercised these warrants in full exclusively for DSW Common Shares. The warrants expire in June 2012. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitations on exercise in the warrants. Following the completion of any such spin-off, the warrants would be exercisable solely for Retail Ventures common shares.
     We have entered into an exchange agreement with Retail Ventures whereby, upon the request of Retail Ventures, we will be required to exchange some or all of the Class B Common Shares of DSW held by Retail Ventures for Class A Common Shares.
     In connection with the July 2005 amendment and restatement of its convertible loan agreement, Retail Ventures agreed to issue to SSC and Cerberus convertible warrants which will be exercisable from time to time until the later of June 10, 2009. Under the convertible warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the convertible loan (subject to antidilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price of $19.00 per share (subject to antidilution provisions) or (iii) acquire a combination thereof. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitation on exercise contained in the warrants. Following the completion of any such spin-off, the warrants would be exercisable solely for Retail Ventures common shares.
     SSC and Cerberus may acquire upon exercise of the warrants Class A Common Shares of DSW from Retail Ventures. As of May 5, 2007, assuming an exercise price per share of $19.00, SSC and Cerberus would receive 1,973,685 and 315,790 Class A

Common Shares, respectively, without giving effect to anti-dilution adjustments, if any, if they exercised these warrants exclusively for DSW Common Shares.
     Contractual Obligations
     DSW had outstanding letters of credit that totaled approximately $8.0 million at May 5, 2007 and $13.4 million at February 3, 2007. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payments outside of terms set forth in these arrangements.
     As of May 5, 2007, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $16.1 million as of May 5, 2007. In addition, we have signed lease agreements for 28 new store locations, to be opened over the next 12 months, with annual rent of approximately $9.6 million. In connection with the new lease agreements, we will receive approximately $6.3 million of tenant allowances, which will reimburse us for expenditures at these locations.
     We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of May 5, 2007 or February 3, 2007.
     Off-Balance Sheet Arrangements
     The Company does not intend to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. As of May 5, 2007, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
     Proposed Accounting Standards
     The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued and implemented during the quarter ended May 5, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash and cash equivalents are maintained only with maturities of 90 days or less. Our investments typically have interest reset periods of 182 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of May 5, 2007 and February 3, 2007, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.
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
     We and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in several legal proceedings arising out of this incident, including one putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio. A second class action lawsuit was resolved in May 2007 after the Company prevailed on a motion to dismiss on all claims in the District Court for the Southern District of Ohio and, on appeal, the parties agreed to a Stipulation of Dismissal filed with the U.S. Court of Appeals for the 6th Circuit.
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
     We estimate that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of May 5, 2007, the balance of the associated accrual for potential exposure was $3.1 million.
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
Item 1A. Risk Factors.
We caution that information in this Form 10-Q, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation reform Act of 1995) and is subject to change based on various important factors. The factors previously disclosed under the caption “Risk Factors” in our last Annual Report on Form 10-K for the fiscal year-ended February 3, 2007, and other possible factors discussed from time to time in our filings with the SEC, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements. There have been no material changes to DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities. Not applicable.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers
DSW made no purchases of its Common Shares during the quarter ended May 5, 2007.
We do not anticipate paying cash dividends on our Common Shares in the foreseeable future. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us or our subsidiaries, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by us up to the aggregate amount of $5.0 million, less the amount of any loan advances made to Retail Ventures by us or our subsidiaries.
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information. None.
Item 6. Exhibits. See Index to Exhibits on page 23.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)
Date: June 12, 2007	By:	/s/ Douglas J. Probst
Douglas J. Probst
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer