Form 10-Q
period 2007-08-04
DSW Inc.
filed 2007-09-13
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
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
(614) 237-7100
Registrant’s telephone number, including area code
N/A
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Class A Common Shares, without par value, as of August 31, 2007 was 16,254,570 and Class B Common Shares, without par value, as of August 31, 2007 was 27,702,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	August 4,	February 3,
	2007	2007

ASSETS

Cash and equivalents	$74,843	$73,205
Short-term investments	100,475	98,650
Accounts receivable, net	6,961	4,661
Accounts receivable from related parties	5,507	3,623
Inventories	258,119	237,737
Prepaid expenses and other assets	28,934	22,049
Deferred income taxes	19,044	18,046

Total current assets	493,883	457,971

Property and equipment, net	145,538	116,872
Long-term investments	2,500
Goodwill	25,899	25,899
Tradenames and other intangibles, net	4,949	5,355
Deferred income taxes and other assets	2,117	2,206

Total assets	$674,886	$608,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$133,304	$89,806
Accounts payable to related parties	708	5,161
Accrued expenses:
Compensation	10,908	17,288
Taxes	13,195	10,935
Gift cards and merchandise credits	10,887	11,404
Other	19,744	24,673

Total current liabilities	188,746	159,267

Deferred income taxes and other non-current liabilities	79,001	74,457

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,253,730 and 16,238,765 issued and outstanding, respectively	285,534	283,108
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	121,605	91,471

Total shareholders’ equity	407,139	374,579

Total liabilities and shareholders’ equity	$674,886	$608,303

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Net sales	$348,718	$301,302	$705,715	$617,789
Cost of sales	(267,368)	(216,200)	(515,109)	(439,400)

Gross profit	81,350	85,102	190,606	178,389
Operating expenses	(73,024)	(62,005)	(145,062)	(127,403)

Operating profit	8,326	23,097	45,544	50,986

Interest expense	(143)	(142)	(281)	(282)
Interest income	2,091	2,117	3,948	3,581

Interest income, net	1,948	1,975	3,667	3,299

Earnings before income taxes	10,274	25,072	49,211	54,285
Income tax provision	(3,753)	(9,731)	(18,946)	(21,425)

Net income	$6,521	$15,341	$30,265	$32,860

Basic and diluted earnings per share:
Basic	$0.15	$0.35	$0.69	$0.75
Diluted	$0.15	$0.35	$0.68	$0.74
Shares used in per share calculations:
Basic	43,953	43,909	43,947	43,902
Diluted	44,338	44,210	44,349	44,177
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of
	Class A	Class B	Class A	Class B		Deferred
	Common	Common	Common	Common	Retained	Compensation
	Shares	Shares	Shares	Shares	Earnings	Expense	Total

Balance, January 28, 2006	16,190	27,703	$281,119	$0	$26,007	$(2,410)	$304,716

Net income					32,860		32,860
Reclassification of unamortized deferred compensation			(2,410)			2,410
Stock units granted	10		278				278
Exercise of stock options	19		367				367
Excess tax benefit related to stock options exercised			86				86
Stock based compensation expense, before related tax effects			1,557				1,557

Balance, July 29, 2006	16,219	27,703	$280,997	$0	$58,867	$0	$339,864

Balance, February 3, 2007	16,239	27,703	$283,108	$0	$91,471	$0	$374,579

Net income					30,265		30,265
FIN 48 adoption					(131)		(131)
Stock units granted	7		278				278
Exercise of stock options	8		59				59
Excess tax benefit related to stock option exercises			88				88
Stock based compensation expense, before related tax effects			2,001				2,001

Balance, August 4, 2007	16,254	27,703	$285,534	$0	$121,605	$0	$407,139

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	August 4,	July 29,
	2007	2006

Cash flows from operating activities:
Net income	$30,265	$32,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,874	9,792
Amortization of debt issuance costs	59	59
Stock based compensation expense	2,001	1,557
Deferred income taxes	(1,612)	(1,808)
Loss on disposal of assets	77	1,276
Grants of stock units	278	278
Change in working capital, assets and liabilities:
Accounts receivable, net	(2,300)	(2,654)
Accounts receivable from related parties	(1,884)	(15)
Inventories	(20,382)	(5,331)
Prepaid expenses and other assets	(6,451)	(173)
Accounts payable	37,172	26
Proceeds from lease incentives	7,219	3,562
Other noncurrent liabilities	(2,596)	(1,462)
Accrued expenses	(9,544)	(611)

Net cash provided by operating activities	43,176	37,356

Cash flows from investing activities:
Cash paid for property and equipment	(37,339)	(11,317)
Purchases of available-for-sale investments	(23,200)	(69,025)
Maturities and sales from available-for-sale investments	18,875	22,100
Purchase of intangible asset	(21)

Net cash used in investing activities	(41,685)	(58,242)

Cash flows from financing activities:
Proceeds from exercise of stock options	59	367
Excess tax benefit – related to stock option exercises	88	86

Net cash provided by financing activities	147	453

Net increase (decrease) in cash and equivalents	1,638	(20,433)
Cash and equivalents, beginning of period	73,205	124,759

Cash and equivalents, end of period	$74,843	$104,326

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

DSW Inc. (“DSW”) and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”) and Brand Technology Services LLC (“BTS”), are herein referred to collectively as DSW or the “Company”. On June 29, 2005, DSW commenced an initial public offering (“IPO”) that closed on July 5, 2005. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. At August 4, 2007, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 63.0% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares.

DSW operates in two segments, DSW stores and leased departments, and sells better-branded footwear in both. As of August 4, 2007, DSW operated a total of 236 stores located throughout the United States. DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women, as well as accessories. During the six months ended August 4, 2007, DSW opened 14 new DSW stores and closed one store. DSW also operates leased shoe departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. During the six months ended August 4, 2007, DSW added three new non-affiliated leased departments, four affiliated leased departments and ceased operations in two non-affiliated leased departments and one affiliated leased department. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement, the affiliated retailer) and provides supervisory assistance in these locations. Stein Mart, Inc. (“Stein Mart”), Gordman’s, Inc. (“Gordmans”), Frugal Fannie’s Fashion Warehouse (“Frugal Fannie’s”), and Filene’s Basement stores provide the sales associates. DSW pays a percentage of net sales as rent. As of August 4, 2007, DSW supplied merchandise to 267 Stein Mart stores, 63 Gordmans stores, one Frugal Fannie’s store, and 33 Filene’s Basement stores.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2007 (the “2006 Annual Report”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

3.	ADOPTION OF ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) and in May 2007, the FASB issued FASB Staff Position FIN 48-1 Definition of Settlement in FASB Interpretation No. 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more likely than not recognition threshold is measured to determine that amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 provides for a cumulative effect of a change in accounting principle to be recorded as an adjustment to the opening balance of retained earnings upon the initial adoption. DSW adopted FIN 48 effective February 4, 2007. The impact of this adoption is presented in Note 8.

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

DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the plan), and non-employee directors of DSW.

During the three months ended August 4, 2007 and July 29, 2006, the Company recorded stock based compensation expense of approximately $1.1 million and $0.9 million, respectively, and for the six months ended August 4, 2007 and July 29, 2006, the Company recorded stock based compensation expense of approximately $2.0 million and $1.6 million, respectively.

Stock Options

The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	Six months ended
	August 4, 2007	July 29, 2006
Assumptions:
Risk-free interest rate	4.90%	4.92%
Expected volatility of DSW common stock	36.46%	41.00%
Expected option term	5.0 years	4.8 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of each option granted in the three months ended August 4, 2007 and July 29, 2006 was $15.52 and $15.25 per share, respectively, and for the six months ended August 4, 2007 and July 29, 2006 was $17.66 and $13.39 per share, respectively.

The following table summarizes the Company’s stock option activity for the six months ended August 4, 2007 (in thousands):

Six months ended
August 4, 2007
Outstanding beginning of period	1,084
Granted	496
Exercised	(13)
Forfeited	(60)

Outstanding end of period	1,507

Exercisable end of period	324

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units

The following table summarizes DSW’s restricted stock unit activity for the six months ended August 4, 2007 (in thousands):

Six months ended
August 4, 2007
Outstanding beginning of period	135
Granted	15
Vested
Forfeited	(3)

Outstanding end of period	147

The total aggregate intrinsic value of nonvested restricted stock units at August 4, 2007 was $4.6 million. As of August 4, 2007, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.1 million with a weighted average expense recognition period remaining of 2.0 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units

DSW issues stock units to directors who are not employees of DSW or RVI. During the six months ended August 4, 2007, DSW granted 7,426 director stock units and expensed approximately $0.3 million related to these grants. As of August 4, 2007, 34,964 director stock units had been issued and no director stock units had been settled.

5.	INVESTMENTS

Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 275 days. Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income.

During the six months ended August 4, 2007, $23.2 million of cash was used to purchase available-for-sale securities while $18.9 million was generated by the sale of available-for-sale securities. The table below details the investments classified as available-for-sale at August 4, 2007 and February 3, 2007 (in thousands):

	August 4, 2007		February 3, 2007
	Maturity of		Maturity of
	Less than 1 year	1 to 3 years	Less than 1 year	1 to 3 years

Aggregate fair value	$100,475	$2,500	$98,650	$—
Gross unrecognized holding gains
Gross unrecognized holding losses

Net carrying amount	$100,475	$2,500	$98,650	$—
6.	EARNINGS PER SHARE

Basic earnings per share are based on net income and a simple weighted average of Class A and Class B Common Shares and director stock units outstanding. Diluted earnings per share reflect the potential dilution of Class A Common Shares related to outstanding stock options and restricted stock units. The numerator for the diluted earnings per share calculation is net income. The denominator is the weighted average diluted shares outstanding. For the three and six months ended August 4, 2007 and July 29, 2006, all potentially dilutive stock options were dilutive.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended		Six months ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(in thousands)
Weighted average shares outstanding	43,953	43,909	43,947	43,902
Assumed exercise of dilutive stock options	236	166	258	142
Assumed exercise of dilutive restricted stock units	149	135	144	133

Number of shares for computation of dilutive earnings per share	44,338	44,210	44,349	44,177
7.	LONG-TERM OBLIGATIONS

DSW $150 Million Credit Facility - At August 4, 2007 and February 3, 2007, DSW had no borrowings outstanding under its $150 million secured revolving credit facility and was in compliance with the terms of the secured revolving credit facility. DSW’s obligations under its secured revolving credit facility are collateralized by a lien on substantially all of DSW’s and DSWSW’s personal property and a pledge of all of its shares of DSWSW. In addition, the facility contains usual and customary restrictive covenants relating to DSW’s management and the operation of its business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under the facility, it must comply with a fixed charge coverage ratio test set forth in the facility documents. At August 4, 2007 and February 3, 2007, $130.1 million and $136.6 million were available under the facility and no direct borrowings were outstanding. At August 4, 2007 and February 3, 2007, $19.9 million and $13.4 million in letters of credit were issued and outstanding, respectively.

Deferred Rent - Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts included in the other noncurrent liabilities caption was $27.2 million and $26.0 million at August 4, 2007 and February 3, 2007, respectively.

Tenant Allowances - The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These allowances were $51.5 million and $48.4 million at August 4, 2007 and February 3, 2007, respectively.

8.	INCOME TAXES

Effective February 4, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a charge of $0.1 million to beginning retained earnings.

As of February 4, 2007, the total amount of unrecognized tax benefits was $2.0 million. Unrecognized tax benefits of $2.0 million would affect the Company’s effective tax rate if recognized. There were no significant changes in components of the unrecognized tax benefits for the six months ended August 4, 2007.

With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for fiscal years prior to 2000. The Company’s U.S. federal income tax returns for fiscal years 2003, 2004 and 2005 are no longer under examination by the IRS, however there are several state audits and appeals ongoing for fiscal years 2000 to 2006. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.

DSW is planning to amend certain federal and state tax returns within the next 12 months which will reverse a tax benefit of $1.1 million related to the deduction of deferred state taxes. This amount was reserved for in fiscal 2006.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of August 4, 2007 and February 4, 2007, $0.3 million was accrued for the payment of interest and penalties.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9.	SEGMENT REPORTING

The Company is managed in two operating segments: DSW stores and leased departments. All of the operations are located in the United States. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. The tables below present segment information:

		Leased
	DSW Stores	Departments	Total
	(in thousands)
Three months ended August 4, 2007:
Net sales	$306,100	$42,618	$348,718
Gross profit	78,952	2,398	81,350
Capital expenditures	20,534	12	20,546

Six months ended August 4, 2007:
Net sales	$616,123	$89,592	$705,715
Gross profit	178,740	11,866	190,606
Capital expenditures	38,609	612	39,221

As of August 4, 2007:
Total assets	$629,091	$45,795	$674,886

		Leased
	DSW Stores	Departments	Total
	(in thousands)
Three months ended July 29, 2006:
Net sales	$270,378	$30,924	$301,302
Gross profit	80,172	4,930	85,102
Capital expenditures	8,201	55	8,256

Six months ended July 29, 2006:
Net sales	$554,191	$63,598	$617,789
Gross profit	167,359	11,030	178,389
Capital expenditures	12,316	172	12,488

As of February 3, 2007:
Total assets	$562,515	$45,788	$608,303
10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six months ended
	August 4,	July 29,
	2007	2006
	(in thousands)
Cash paid during the period for:
Interest	$—	$6
Income taxes	$25,755	$24,980

Noncash investing and operating activities –
Increases in accounts payable due to asset purchases	$1,873	$1,179

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11.	COMMITMENTS AND CONTINGENCIES

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

The Company and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in a putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio. A second class action lawsuit was resolved in May 2007 after the Company prevailed on a motion to dismiss on all claims in the District Court for the Southern District of Ohio and, on appeal, the parties agreed to a Stipulation of Dismissal filed with the U.S. Court of Appeals for the 6th Circuit.

There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future. The Company has contested and will continue to vigorously contest the claims made against it and will continue to explore its defenses and possible claims against others.

The Company estimated that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to the Company’s results of operations or financial condition. As of August 4, 2007, the balance of the associated accrual for potential exposure was $3.2 million. Subsequent to August 4, 2007, the Company paid an additional $2.7 million from the reserve, leaving a balance of $0.5 million.

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.

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
     All references to “Retail Ventures”, or “RVI”, in this Quarterly Report on Form 10-Q mean Retail Ventures, Inc. and its subsidiaries, except where it is made clear that the term only means the parent company. DSW is a controlled subsidiary of Retail Ventures. RVI Common Shares are listed for trading under the ticker symbol “RVI” on the NYSE.
Company Overview
     DSW is a leading U.S. specialty branded footwear retailer operating 236 shoe stores in 36 states as of August 4, 2007. We offer a wide selection of brand name and designer dress, casual and athletic footwear for women and men. Our typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. Our stores average approximately 25,000 square feet and hold approximately 30,000 pairs of shoes. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate leased shoe departments for four other retailers.
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
•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	our dependence on Retail Ventures for key services;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear; and

•	security risks related to our electronic processing and transmission of confidential customer information.
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
     We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. The Company did not recognize income during these periods from unredeemed gift cards and merchandise credits. The Company will continue to review its historical activity and will recognize income from unredeemed gift cards and merchandise credits when deemed appropriate.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $15.6 million on August 4, 2007 and $21.2 million at February 3, 2007.

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

•	Asset Impairment and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on discounted cash flow. Any impairment loss realized is included in cost of sales. There were no impairment losses recorded during the three or six months ended August 4, 2007. We recorded an impairment loss of

$0.8 million during the three and six months ended July 29, 2006. We believe at this time that the long-lived assets’ carrying amounts and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers’ compensation and general liability insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers’ compensation and general liability insurance exceed those anticipated, reserves recorded may not be sufficient, and, to the extent actual results vary from assumptions, earnings would be impacted. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by less than $0.1 million. The self-insurance reserves were $2.0 million and $1.7 million at August 4, 2007 and February 3, 2007, respectively.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of August 4, 2007 and February 3, 2007 was $4.9 million and $5.0 million, respectively.

•	Investments. Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 275 days. Despite the long-term nature of their stated contractual maturities, we have the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income. As of August 4, 2007, we held $100.5 million in short-term investments and $2.5 million in long-term investments and at February 3, 2007, we held $98.7 million in short-term investments and no long-term investments.

•	Store Closing Reserve. We had accruals related to the closing of one DSW store at August 4, 2007 and February 3, 2007 in the amount of $0.2 million and $0.1 million, respectively. During the six months ended August 4, 2007, we recorded $0.2 million in expenses associated with the closing of one DSW store. During the six months ended July 29, 2006, we recorded $0.3 million in expenses associated with the closing of two DSW stores. The operating lease at one of the two stores was terminated through the exercise of a lease kick-out option. Expenses related to closed stores are recorded as operating expenses. These reserves are monitored on at least a quarterly basis for changes in circumstances.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different.
Results of Operations
As of August 4, 2007, we operated 236 DSW stores in 36 states, and leased shoe departments in 267 Stein Mart stores, 63 Gordmans stores, 33 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in two segments, defined as DSW stores and leased departments. The leased departments are comprised of leased shoe departments in Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	Three months ended		Six months ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(76.7)	(71.8)	(73.0)	(71.1)

Gross profit	23.3	28.2	27.0	28.9
Operating expenses	(20.9)	(20.5)	(20.5)	(20.6)

Operating profit	2.4	7.7	6.5	8.3
Interest income, net	0.6	0.6	0.5	0.5

Earnings before income taxes	3.0	8.3	7.0	8.8
Income tax provision	(1.1)	(3.2)	(2.7)	(3.5)

Net income	1.9%	5.1%	4.3%	5.3%
THREE MONTHS ENDED AUGUST 4, 2007 COMPARED TO THREE MONTHS ENDED JULY 29, 2006
     Net Sales. Sales for the thirteen week period ended August 4, 2007 increased by 15.7%, or $47.4 million, to $348.7 million from $301.3 million in the thirteen week period ended July 29, 2006. The increase in DSW sales includes a net increase of 31 DSW stores, 117 non-affiliated leased shoe departments and eight affiliated leased shoe departments. The DSW store locations opened subsequent to July 29, 2006 added $32.3 million in sales for the quarter ended August 4, 2007, while the leased shoe departments opened subsequent to July 29, 2006 added $12.7 million for the quarter ended August 4, 2007. Leased shoe department sales comprised 12.2% of total net sales in the second quarter of fiscal 2007, compared to 10.3% in the second quarter of fiscal 2006. The increase in sales was partially offset by the loss of sales from the closed stores and leased departments of $4.8 million.
     Our comparable store sales in the second quarter of fiscal 2007 increased 5.9%, or $16.5 million, compared to the second quarter of fiscal 2006. For the second quarter of fiscal 2007, DSW comparable store sales increased in women’s by 7.0%, men’s by 2.7%, accessories by 8.6% and athletic by 8.2%. Increases in comparable sales in all categories were primarily driven by significant promotional activity through the summer sale and the sandal sale events.
     Gross Profit. Gross profit decreased $3.7 million to $81.4 million in the second quarter of fiscal 2007 from $85.1 million in the second quarter of fiscal 2006, and decreased as a percentage of net sales to 23.3% in the second quarter of fiscal 2007 from 28.2% in the second quarter of fiscal 2006. By operating segment, gross profit as a percentage of sales was:

	August 4, 2007	July 29, 2006

DSW Stores	25.8%	29.7%
Leased Departments	5.6%	15.9%

	23.3%	28.2%

     The margin for the second quarter of fiscal 2007 was negatively impacted by an increase in the markdown rate as a result of markdowns related to the second quarter promotional activities in both the store and leased department segments. This was partially offset by an increase in initial mark-up and a decrease in occupancy expense as a percentage of sales. In the leased departments, the decrease in gross profit as a percentage of sales was driven by markdowns taken in the stores added in January 2007. The store occupancy expense decreased to 13.7% of net sales in the second quarter of fiscal 2007 from 13.9% of net sales in the second quarter of fiscal 2006 as a result of an impairment charge of $0.8 million taken in the second quarter of 2006.
     Operating Expenses. For the second quarter of fiscal 2007, operating expenses increased $11.0 million to $73.0 million from $62.0 million in the second quarter of fiscal 2006, which represented 20.9% and 20.5% of net sales, respectively. The increase in operating expenses as a percent of sales was in part the result of an increase in store expenses, marketing, and overhead expenses, and was partially offset by a decrease in pre-opening costs. Operating expenses for the second quarter of fiscal 2007 include $0.6 million in pre-opening costs compared to $1.5 million in pre-opening costs in the second quarter of fiscal 2006. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period. Included in operating expenses is the related operating cost, excluding occupancy, associated with operating the leased shoe departments. The DSW stores and leased shoe departments that opened subsequent to July 29, 2006 added $5.4 million and $0.4 million, respectively, in expenses in the second quarter of fiscal 2007. These expenses exclude pre-opening and occupancy (excluding depreciation and amortization) expenses.
     Operating Profit. Operating profit was $8.3 million in the second quarter of fiscal 2007 compared to $23.1 million in the second quarter of fiscal 2006 and decreased as a percentage of net sales to 2.4% in the second quarter of fiscal 2007 from 7.7% in the second quarter of fiscal 2006. Operating profit as a percentage of net sales was impacted by a decrease in gross margin and an increase in operating expenses.
     Interest Income, Net. Interest income, net for the second quarter of fiscal 2007 was $1.9 million as compared to $2.0 million of net interest income for the second quarter of fiscal 2006. Interest income for the three months ended August 4, 2007 was the result of investment activity from funds generated from operations and increased interest income from short term investments.
     Income Taxes. Our effective tax rate for the second quarter of fiscal 2007 was 36.5%, compared to 38.8% for the second quarter of fiscal 2006. The decrease in the effective tax rate was primarily due to a reduction of estimated unfavorable permanent expenses including state taxes and an increase of tax exempt income relative to earnings before taxes.
     Net Income. For the second quarter of fiscal 2007, net income decreased $8.8 million, or 57.5%, over the second quarter of fiscal 2006 and represented 1.9% and 5.1% of net sales, respectively. This decrease was primarily the result of the decrease in gross profit and increase in operating expenses as a percentage of sales.
SIX MONTHS ENDED AUGUST 4, 2007 COMPARED TO SIX MONTHS ENDED JULY 29, 2006
     Net Sales. Sales for the six months ended August 4, 2007 increased by 14.2%, or $87.9 million, to $705.7 million from $617.8 million in the six months ended July 29, 2006. The increase in DSW sales includes a net increase of 31 DSW stores, 117 non-affiliated leased shoe departments and eight affiliated leased shoe departments. The DSW store locations opened subsequent to July 29, 2006 added $59.6 million in sales for the six months ended August 4, 2007, while the leased shoe departments opened subsequent to July 29, 2006 added $27.9 million for the six months ended August 4, 2007. Leased shoe department sales comprised 12.7% of total net sales in the six months ended August 4, 2007, compared to 10.3% in the six months ended July 29, 2006. The increase in sales was partially offset by the loss of sales from the closed stores and leased departments of $8.8 million.
     Our comparable store sales in the six months ended August 4, 2007 increased 0.9%, or $5.2 million, compared to the six months ended July 29, 2006. For the six months ended August 4, 2007, DSW comparable store sales increased in women’s by 1.1%, athletic by 4.6%, and accessories by 0.4%, and decreased in men’s by 0.1%.
     Gross Profit. Gross profit increased $12.2 million to $190.6 million in the six months ended August 4, 2007 from $178.4 million in the six months ended July 29, 2006, and decreased as a percentage of net sales to 27.0% in the six months ended August 4, 2007 from 28.9% in the six months ended July 29, 2006. By operating segment, gross profit as a percentage of sales was:

	August 4, 2007	July 29, 2006

DSW Stores	29.0%	30.2%
Leased Departments	13.2%	17.3%

	27.0%	28.9%

     The gross margin for the six months ended August 4, 2007 was negatively impacted by an increase in the markdown rate as a result of significant promotional activity in both the store and leased department segments. This was partially offset by an increase in the initial mark-up. In the leased departments, the decrease in gross profit as a percentage of sales was driven by markdowns taken in the stores added in January 2007.
     Operating Expenses. For the six months ended August 4, 2007, operating expenses increased $17.7 million to $145.1 million from $127.4 million in the six months ended July 29, 2006. The DSW stores and leased shoe departments that opened subsequent to July 29, 2006 added $9.6 million and $0.6 million, respectively, in expenses in the six months ended August 4, 2007. These expenses exclude pre-opening and occupancy (excluding depreciation and amortization) expenses.
     For the six months ended August 4, 2007, operating expenses as a percentage of sales decreased to 20.5% from 20.6% for the six months ended July 29, 2006. The decrease in operating expenses as a percent of sales was in part the result of leveraging store expenses, pre-opening expenses and marketing, and was partially offset by an increase in overhead expenses.
     Operating Profit. Operating profit was $45.5 million in the six months ended August 4, 2007 compared to $51.0 million in the six months ended July 29, 2006 and decreased as a percentage of net sales to 6.5% in the six months ended August 4, 2007 from 8.3% in the six months ended July 29, 2006. Operating profit as a percentage of net sales was impacted by a decrease in gross profit.
     Interest Income, Net. Interest income, net for the six months ended August 4, 2007 was $3.7 million as compared to $3.3 million of interest income, net for the six months ended July 29, 2006. Interest income for the six months ended August 4, 2007 was the result of investment activity from funds generated from operations and increased interest income from short term investments.
     Income Taxes. Our effective tax rate for the six months ended August 4, 2007 was 38.5%, compared to 39.5% for the six months ended July 29, 2006. The decrease in the effective tax rate was primarily due to tax exempt interest income and a reduction of state taxes.
     Net Income. For the six months ended August 4, 2007, net income decreased $2.6 million, or 7.9%, over the six months ended July 29, 2006 and represented 4.3% and 5.3% of net sales, respectively. This decrease was primarily the result of decreased gross margin.
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
     For the six months ended August 4, 2007, our net cash provided by operations was $43.2 million, compared to $37.4 million provided by operations for the six months ended July 29, 2006. Our net cash flow from operations for the six months ended August 4, 2007 was primarily a result of net income and an increase in accounts payable partially offset by a decrease in accrued expenses and an increase in inventory.
     During the six months ended August 4, 2007, we had capital expenditures of $39.2 million, of which $37.3 million was paid during the six months ended August 4, 2007. Of this amount, we incurred $16.3 million for new stores and remodels of existing stores, $10.6 million related to the corporate office expansion, $7.9 million related to the start-up of our e-commerce channel and $4.4 million related to information technology equipment upgrades and new systems, excluding the e-commerce channel.
     Net working capital increased $6.4 million to $305.1 million at August 4, 2007 from $298.7 million at February 3, 2007, primarily due to increased prepaid expenses and other assets and inventory related to new stores opened in fiscal 2006 and 2007, partially offset by an increase in accounts payable. Current assets divided by current liabilities at August 4, 2007 and February 3, 2007 were 2.6 and 2.9, respectively.
     Our future capital expenditures will depend heavily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We plan to open at least 35 new DSW stores during fiscal 2007 and at least 30 new stores in each of the next three fiscal years. During fiscal 2006, the average investment required to open a typical new DSW store was approximately $1.7 million. Of this amount, gross inventory typically accounted for approximately $740,000, fixtures and leasehold improvements typically accounted for approximately $700,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $210,000. We plan to finance investment in new stores with existing cash and cash flows from operating activities.
     We expect to spend approximately $100 million for capital expenditures in fiscal 2007. These expenditures include investments to make improvements to our information systems, remodel stores, accelerate our store growth, and the start-up of an e-commerce channel.
     $150 Million Secured Revolving Credit Facility. DSW has a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under the secured revolving credit facility are secured by a lien on substantially all of our and DSWSW’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends, redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under the facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At August 4, 2007 and February 3, 2007, $130.1 million and $136.6 million were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. At August 4, 2007 and February 3, 2007, $19.9 million and $13.4 million in letters of credit were issued and outstanding, respectively.
     Retail Ventures Warrants
     In connection with the July 2005 amendment of its term loan agreement, Retail Ventures amended its outstanding warrants to provide Schottenstein Stores Corporation (“SSC”), Cerberus Partners L.P. (“Cerberus”), and Millennium Partners, L.P. (“Millennium”) the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the then current conversion price (subject to the anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price of $19.00 per share (subject to anti-dilution provisions) or (iii) acquire a combination thereof.
     As of August 4, 2007 and assuming an exercise price per share of $19.00, SSC and Cerberus would each receive 328,915 Class A Common Shares, and Millennium would receive 41,989 Class A Common Shares, if they exercised these warrants in full exclusively for DSW Common Shares. The warrants expire in June 2012. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitations on exercise in the warrants. Following the completion of any such spin-off, the warrants would be exercisable solely for Retail Ventures common shares.
     We have entered into an exchange agreement with Retail Ventures whereby, upon the request of Retail Ventures, we will be required to exchange some or all of the Class B Common Shares of DSW held by Retail Ventures for Class A Common Shares.
     In connection with the July 2005 amendment and restatement of its convertible loan agreement, Retail Ventures agreed to issue to SSC and Cerberus convertible warrants which will be exercisable from time to time until the later of June 10, 2009 and the repayment in full of Value City’s obligations under the amended and restated loan agreement. Under the convertible warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the convertible loan (subject to antidilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price of $19.00 per share (subject to antidilution provisions) or (iii) acquire a combination thereof. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitation on exercise contained in the warrants. Following the completion of any such spin-off, the warrants would be exercisable solely for Retail Ventures common shares. On June 6, 2007, Retail Ventures issued 1,333,333 of its common shares, without par value, to Cerberus in connection with Cerberus’ exercise of its remaining outstanding convertible warrants that were originally issued by Retail Ventures on July 5, 2005.
     SSC may acquire upon exercise of its convertible warrants, Class A Common Shares of DSW from Retail Ventures. As of August 4, 2007, assuming an exercise price per share of $19.00, SSC would receive 1,973,685 Class A Common Shares without giving effect to anti-dilution adjustments, if any, if they exercised their convertible warrants exclusively for DSW Common Shares.
     Contractual Obligations
     DSW had outstanding letters of credit that totaled approximately $19.9 million at August 4, 2007 and $13.4 million at February 3, 2007. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payments outside of terms set forth in these arrangements.
     As of August 4, 2007, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $13.4 million as of August 4, 2007. In addition, we have signed lease agreements for 35 new store locations, expected to be opened over the next 18 months, with annual rent of approximately $12.3 million. In connection with the new lease agreements, we will receive approximately $8.5 million of tenant and construction allowances, which will reimburse us for expenditures at these locations.
     We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of August 4, 2007 or February 3, 2007.
     Off-Balance Sheet Arrangements
     The Company does not intend to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. As of August 4, 2007, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
     Proposed Accounting Standards
     The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued and implemented during the six months ended August 4, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash and cash equivalents are maintained only with maturities of 90 days or less. Our investments typically have interest reset periods of 275 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of August 4, 2007 and February 3, 2007, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, a hypothetical adverse change of 1% in interest rates would not have a material effect on our financial position.
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
     We and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in a putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio. A second class action lawsuit was resolved in May 2007 after we prevailed on a motion to dismiss on all claims in the District Court for the Southern District of Ohio and, on appeal, the parties agreed to a Stipulation of Dismissal filed with the U.S. Court of Appeals for the 6th Circuit.
     There can be no assurance that there will not be additional proceedings or claims brought against us in the future. We have contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.
     We estimated that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to our results of operations or financial condition. As of August 4, 2007, the balance of the associated accrual for potential exposure was $3.2 million. Subsequent to August 4, 2007, we have paid an additional $2.7 million from this reserve, leaving a balance of $0.5 million.
     We are involved in various other legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these proceedings will not be material to our results of operations or financial condition. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise the estimates as needed. Revisions in our estimates and potential liability could materially impact our results of operations and financial condition.
Item 1A. Risk Factors.
There have been no material changes to DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities. Not applicable.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers
DSW made no purchases of its Common Shares during the quarter ended August 4, 2007.
Limitations on Payments of Dividends - We do not anticipate paying cash dividends on our Common Shares in the foreseeable future. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by us up to the aggregate amount of $5.0 million, less the amount of any loan advances made to Retail Ventures by us.
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders.
We held our 2007 Annual Meeting of the Shareholders on May 30, 2007. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters discussed or voted on at the annual meeting were the election of three incumbent Class II directors. The following persons continue to serve as Class I directors: Carolee Friedlander, Harvey L. Sonnenberg, Alan J. Tanenbaum, and Heywood Wilansky. The following persons were elected as Class II members of the Board of Directors to serve a two year term until the annual meeting in 2009 or until their successors are duly elected and qualified: Jay L. Schottenstein, Philip B. Miller, and James D. Robbins. Each person received the number of votes for or the number of votes with authority withheld indicated below.

	Shares Voted	Shares
	“FOR”	“WITHHELD”
Jay L. Schottenstein	236,746,229	465,092
Philip B. Miller	237,040,572	170,749
James D. Robbins	235,895,530	1,315,791
Item 5. Other Information. None.
Item 6. Exhibits. See Index to Exhibits on page 23.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)
Date: September 13, 2007	By:	/s/ Douglas J. Probst
Douglas J. Probst
Chief Financial Officer (duly authorized officer and chief financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer

32.1	Section 1350 Certification of
Chief Executive Officer

32.2	Section 1350 Certification of
Chief Financial Officer