Form 10-Q
period 2007-11-03
DSW Inc.
filed 2007-12-13
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
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
☐  Yes          ☑ No
The number of outstanding Class A Common Shares, without par value, as of November 30, 2007 was 16,255,798 and Class B Common Shares, without par value, as of November 30, 2007 was 27,702,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	November 3,	February 3,
	2007	2007

ASSETS

Cash and equivalents	$46,410	$73,205
Short-term investments	94,700	98,650
Accounts receivable, net	9,697	4,661
Accounts receivable from related parties	3,114	3,623
Inventories	274,927	237,737
Prepaid expenses and other assets	25,404	22,049
Deferred income taxes	19,777	18,046

Total current assets	474,029	457,971

Property and equipment, net	169,569	116,872
Long-term investments	2,500
Goodwill	25,899	25,899
Tradenames and other intangibles, net	4,736	5,355
Other assets	4,001	2,206

Total assets	$680,734	$608,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$109,188	$89,806
Accounts payable to related parties	661	5,161
Accrued expenses:
Compensation	5,519	17,288
Taxes	11,101	10,935
Gift cards and merchandise credits	10,832	11,404
Other	25,846	24,673

Total current liabilities	163,147	159,267

Deferred income taxes and other non-current liabilities	86,887	74,457

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,255,798 and 16,238,765 issued and outstanding, respectively	286,663	283,108

Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively

Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding Retained earnings	144,037	91,471

Total shareholders’ equity	430,700	374,579

Total liabilities and shareholders’ equity	$680,734	$608,303

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net sales	$367,380	$332,219	$1,073,095	$950,008
Cost of sales	(260,720)	(233,544)	(775,829)	(672,944)

Gross profit	106,660	98,675	297,266	277,064
Operating expenses	(71,855)	(73,451)	(216,917)	(200,854)

Operating profit	34,805	25,224	80,349	76,210

Interest expense	(140)	(145)	(421)	(428)
Interest income	1,673	1,708	5,621	5,290

Interest income, net	1,533	1,563	5,200	4,862

Earnings before income taxes	36,338	26,787	85,549	81,072
Income tax provision	(13,906)	(10,786)	(32,852)	(32,211)

Net income	$22,432	$16,001	$52,697	$48,861

Basic and diluted earnings per share:
Basic	$0.51	$0.36	$1.20	$1.11
Diluted	$0.51	$0.36	$1.19	$1.11

Shares used in per share calculations:
Basic	43,957	43,922	43,951	43,909
Diluted	44,274	44,226	44,324	44,193
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of
	Class A	Class B	Class A	Class B		Deferred
	Common	Common	Common	Common	Retained	Compensation
	Shares	Shares	Shares	Shares	Earnings	Expense	Total

Balance, January 28, 2006	16,190	27,703	$281,119	$0	$26,007	$(2,410)	$304,716

Net income					48,861		48,861
Reclassification of unamortized deferred compensation			(2,410)			2,410
Stock units granted	10		291				291
Exercise of stock options	22		416				416
Excess tax benefit related to stock options exercised			93				93
Stock based compensation expense, before related tax effects			2,661				2,661

Balance, October 28, 2006	16,222	27,703	$282,170	$0	$74,868	$0	$357,038

Balance, February 3, 2007	16,239	27,703	$283,108	$0	$91,471	$0	$374,579

Net income					52,697		52,697
Cumulative effect of FIN 48 adoption					(131)		(131)
Stock units granted	9		325				325
Exercise of stock options	8		64				64
Excess tax benefit related to stock options exercised			63				63
Stock based compensation expense, before related tax effects			3,103				3,103

Balance, November 3, 2007	16,256	27,703	$286,663	$0	$144,037	$0	$430,700

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended

	November 3,	October 28,
	2007	2006

Cash flows from operating activities:
Net income	$52,697	$48,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,151	14,201
Amortization of debt issuance costs	88	88
Stock based compensation expense	3,103	2,661
Deferred income taxes	572	(2,077)
Loss on disposal of assets	115	529
Impairment of fixed assets	720	817
Grants of stock units	325	291
Other	(260)	4,519
Change in working capital, assets and liabilities:
Accounts receivable, net	(5,036)	304
Accounts receivable from related parties	509	(5,780)
Inventories	(37,190)	(18,349)
Prepaid expenses and other assets	(5,238)	(1,785)
Accounts payable	12,089	7,982
Accrued expenses	(10,980)	10,677
Proceeds from tenant and construction allowances	10,256	4,315

Net cash provided by operating activities	38,921	67,254

Cash flows from investing activities:
Cash paid for property and equipment	(67,272)	(19,981)
Purchases of available-for-sale investments	(87,100)	(150,400)
Maturities and sales from available-for-sale investments	88,550	75,050
Purchase of intangible asset	(21)

Net cash used in investing activities	(65,843)	(95,331)

Cash flows from financing activities:
Proceeds from exercise of stock options	64	416
Excess tax benefit — related to stock option exercises	63	93

Net cash provided by financing activities	127	509

Net decrease in cash and equivalents	(26,795)	(27,568)
Cash and equivalents, beginning of period	73,205	124,759

Cash and equivalents, end of period	$46,410	$97,191

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BUSINESS OPERATIONS
DSW Inc. (“DSW”) and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”) and Brand Technology Services LLC (“BTS”), are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. At November 3, 2007, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 63.0% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares.
DSW operates in two segments, DSW stores and leased departments, and sells better-branded footwear in both. As of November 3, 2007, DSW operated a total of 250 stores located throughout the United States. DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women, as well as accessories. During the nine months ended November 3, 2007, DSW opened 28 new DSW stores and closed one store. DSW also operates leased departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. During the nine months ended November 3, 2007, DSW added 11 new non-affiliated leased departments, seven affiliated leased departments and ceased operations in two non-affiliated leased departments and one affiliated leased department. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement, the affiliated retailer) and provides supervisory assistance in these locations. Stein Mart, Inc. (“Stein Mart”), Gordman’s, Inc. (“Gordmans”), and Filene’s Basement stores Frugal Fannie’s Fashion Warehouse (“Frugal Fannie’s”), provide the sales associates. DSW pays a percentage of net sales as rent. As of November 3, 2007, DSW supplied merchandise to 275 Stein Mart stores, 63 Gordmans stores, 36 Filene’s Basement stores, and one Frugal Fannie’s store.
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
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, (“FAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has provided a one-year deferral for the implementation of FAS 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. DSW is currently evaluating the impact this statement may have on its consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement allows entities to choose to measure financial instruments and certain other

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
financial assets and financial liabilities at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. DSW is currently evaluating the impact this statement may have on its consolidated financial statements.
4. STOCK BASED COMPENSATION
DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options, restricted stock units, and director stock units to management, key employees of DSW and affiliates, consultants (as defined in the plan), and non-employee directors of DSW.
During each of the three months ended November 3, 2007 and October 28, 2006, the Company recorded stock based compensation expense of approximately $1.1 million and for the nine months ended November 3, 2007 and October 28, 2006, the Company recorded stock based compensation expense of approximately $3.1 million and $2.7 million, respectively.
Stock Options
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	Nine months ended
	November 3,	October 28,
	2007	2006

Assumptions:
Risk-free interest rate	4.5%	4.6%
Expected volatility of DSW common stock	39.4%	40.5%
Expected option term	5 years	5 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of each option granted in the three months ended November 3, 2007 and October 28, 2006 was $11.54 and $11.76 per share, respectively, and for the nine months ended November 3, 2007 and October 28, 2006 was $17.38 and $12.93 per share, respectively.
The following table summarizes the Company’s stock option activity for the nine months ended November 3, 2007:

Nine months ended
November 3, 2007
(in thousands)
Outstanding beginning of period	1,084
Granted	520
Exercised	(13)
Forfeited	(71)

Outstanding end of period	1,520

Exercisable end of period	331

DSW Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units
The following table summarizes DSW’s restricted stock unit activity for the nine months ended November 3, 2007:

Nine months ended
November 3, 2007
(in thousands)
Outstanding beginning of period	135
Granted	23
Vested
Forfeited	(3)

Outstanding end of period	155

The total aggregate intrinsic value of nonvested restricted stock units at November 3, 2007 was $3.3 million. As of November 3, 2007, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $3.7 million with a weighted average expense recognition period remaining of 1.9 years. The weighted average exercise price for all restricted stock units is zero.
Director Stock Units
DSW issues stock units to directors who are not employees of DSW or RVI. During the nine months ended November 3, 2007, DSW granted 9,294 director stock units and expensed approximately $0.3 million related to these grants. As of November 3, 2007, 36,832 director stock units had been issued and no director stock units had been settled.
5. INVESTMENTS
Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 189 days. Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income.
During the nine months ended November 3, 2007, $87.1 million of cash was used to purchase available-for-sale securities while $88.6 million was generated by the sale of available-for-sale securities. The table below details the investments classified as available-for-sale at November 3, 2007 and February 3, 2007:

	November 3, 2007		February 3, 2007
	Maturity of		Maturity of
	Less than 1	1 to 3	Less than	1 to 3
	year	years	1 year	years

		(in thousands)
Aggregate fair value	$94,700	$2,500	$98,650	$—
Gross unrecognized holding gains
Gross unrecognized holding losses

Net carrying amount	$94,700	$2,500	$98,650	$—
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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
	2007	2008	2007	2006

		(in thousands)
Weighted average shares outstanding	43,957	43,922	43,951	43,909
Assumed exercise of dilutive restricted stock units	152	144	146	136
Assumed exercise of dilutive stock options	165	160	227	148

Number of shares for computation of dilutive earnings per share	44,274	44,226	44,324	44,193
Options to purchase 0.7 million and 0.1 million shares of common stock were outstanding at November 3, 2007 and October 28, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and, therefore, the effect would not be dilutive.
7. LONG-TERM OBLIGATIONS
DSW $150 Million Credit Facility — At November 3, 2007 and February 3, 2007, DSW had no borrowings outstanding under its $150 million secured revolving credit facility and was in compliance with the terms of the credit facility. DSW’s obligations under its secured revolving credit facility are collateralized by a lien on substantially all of DSW’s and DSWSW’s personal property and a pledge of all of its shares of DSWSW. In addition, the facility contains usual and customary restrictive covenants relating to DSW’s management and the operation of its business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under the facility, it must comply with a fixed charge coverage ratio test set forth in the facility documents. At November 3, 2007 and February 3, 2007, $137.0 million and $136.6 million were available under the facility and no direct borrowings were outstanding. At November 3, 2007 and February 3, 2007, $13.0 million and $13.4 million in letters of credit were issued and outstanding, respectively.
Deferred Rent — Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts included in the other noncurrent liabilities caption was $28.5 million and $26.0 million at November 3, 2007 and February 3, 2007, respectively.
Tenant and Construction Allowances — The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These allowances were $55.6 million and $48.4 million at November 3, 2007 and February 3, 2007, respectively.
8. INCOME TAXES
Effective February 4, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a charge of $0.1 million to beginning retained earnings.
As of February 4, 2007, the total amount of unrecognized tax benefits was $2.0 million. Unrecognized tax benefits of $2.0 million would affect the Company’s effective tax rate if recognized. There were no significant changes in components of the unrecognized tax benefits for the nine months ended November 3, 2007.
The Company is no longer subject to U.S federal income tax examination for years prior to 2004. With a few exceptions, the Company is no longer subject to state tax examination for fiscal years prior to 2002. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.
DSW has amended certain federal and state tax returns which reversed a tax benefit of $1.1 million related to the deduction of deferred state taxes. This amount was reserved for in fiscal 2006.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of November 3, 2007 and February 4, 2007, $0.3 million was accrued for the payment of interest and penalties.
9. SEGMENT REPORTING
The Company is managed in two operating segments: DSW stores and leased departments. All of the operations are located in the United States. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. The tables below present segment information:

		Leased
	DSW Stores	Departments	Total

	(in thousands)
Three months ended November 3, 2007:
Net sales	$321,471	$45,909	$367,380
Gross profit	97,723	8,937	106,660
Capital expenditures	30,368	485	30,853

As of November 3, 2007:
Total assets	$630,989	$49,745	$680,734

Three months ended October 28, 2006:
Net sales	$298,618	$33,601	$332,219
Gross profit	92,708	5,967	98,675
Capital expenditures	9,117	192	9,309

As of February 3, 2007:
Total assets	$562,515	$45,788	$608,303

		Leased
	DSW Stores	Departments	Total

	(in thousands)
Nine months ended November 3, 2007:
Net sales	$937,594	$135,501	$1,073,095
Gross profit	276,463	20,803	297,266
Capital expenditures	68,977	1,097	70,074

Nine months ended October 28, 2006:
Net sales	$852,809	$97,199	$950,008
Gross profit	260,067	16,997	277,064
Capital expenditures	21,434	364	21,798

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine months ended
	November 3,	October 28,
	2007	2006

	(in thousands)
Cash paid during the period for:
Interest	$—	$7
Income taxes	$44,352	$28,336

Noncash investing and operating activities —
Increase in accounts payable due to asset purchases	$2,793	$1,702
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
The Company estimated that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to the Company’s results of operations or financial condition. As of November 3, 2007, the balance of the associated accrual for potential exposure was $0.5 million.
The Company is involved in various other legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All references to “we,” “us,” “our,” “DSW” or the “Company” in this Quarterly Report on Form 10-Q mean DSW Inc. and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”) and Brand Technology Services LLC (“BTS”), except where it is made clear that the term only means DSW Inc. DSW Class A Common Shares are listed under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”).
All references to “Retail Ventures,” or “RVI” in this Quarterly Report on Form 10-Q mean Retail Ventures, Inc. and its subsidiaries, except where it is made clear that the term only means the parent company. DSW is a controlled subsidiary of Retail Ventures. RVI Common Shares are listed under the ticker symbol “RVI” on the NYSE.
Company Overview
DSW is a leading U.S. specialty branded footwear retailer operating 250 shoe stores in 36 states as of November 3, 2007. We offer a wide selection of brand name and designer dress, casual and athletic footwear for women and men. Our typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. Our stores average approximately 25,000 square feet and hold approximately 30,000 pairs of shoes. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate leased departments for four other retailers.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those described under “Part I, Item 1A. Risk Factors,” of our Form 10-K filed on April 5, 2007, and “Part II, Item 1A. Risk Factors” in this Form 10-Q, some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward looking statements include, but are not limited to, the following:
•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	our dependence on Retail Ventures for key services;

•	the impact of a Value City strategic transaction or discontinuance of operations could have on the allocation of expenses pursuant to the shared services agreement with RVI;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear; and

•	security risks related to our electronic processing and transmission of confidential customer information.
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
We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. The Company did not recognize income during these periods from unredeemed gift cards and merchandise credits. The Company will continue to review its historical activity and will recognize income from unredeemed gift cards and merchandise credits when deemed appropriate.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $22.2 million at November 3, 2007 and $21.2 million at February 3, 2007.

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

impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on discounted cash flow. Any impairment loss realized is included in cost of sales. There were $0.7 million in impairment losses recorded during the three and nine months ended November 3, 2007. We recorded zero and $0.8 million in impairment losses during the three and nine months ended October 28, 2006. We believe at this time that the long-lived assets’ carrying amounts and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers’ compensation and general liability insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers’ compensation and general liability insurance exceed those anticipated, reserves recorded may not be sufficient, and, to the extent actual results vary from assumptions, earnings would be impacted. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by less than $0.1 million. The self-insurance reserves were $1.9 million and $1.7 million at November 3, 2007 and February 3, 2007, respectively.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of November 3, 2007 and February 3, 2007 was $5.8 million and $5.0 million, respectively.

•	Investments. Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 189 days. Despite the long-term nature of their stated contractual maturities, we have the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income. As of November 3, 2007, we held $94.7 million in short-term investments and $2.5 million in long-term investments and at February 3, 2007, we held $98.7 million in short-term investments and no long-term investments.

•	Store Closing Reserves. During the nine months ended November 3, 2007, we recorded $0.3 million in expenses associated with the closing of one DSW store. During the nine months ended October 28, 2006, we recorded $0.5 million in expenses associated with the closing of four DSW stores. The operating lease at one of the four stores was terminated through the exercise of a lease kick-out option. Expenses related to closed stores are recorded as operating expenses. These reserves are monitored on at least a quarterly basis for changes in circumstances. The accrued store closing reserves were $0.1 million at both November 3, 2007 and February 3, 2007.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different.

Results of Operations
We manage our operations in two segments, defined as DSW stores and leased departments. As of November 3, 2007, we operated 250 DSW stores in 36 states, and leased departments in 275 Stein Mart stores, 63 Gordmans stores, 36 Filene’s Basement stores and one Frugal Fannie’s store. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(71.0)	(70.3)	(72.3)	(70.8)

Gross profit	29.0	29.7	27.7	29.2
Operating expenses	(19.5)	(22.1)	(20.2)	(21.2)

Operating profit	9.5	7.6	7.5	8.0
Interest income, net	0.4	0.5	0.5	0.5

Earnings before income taxes	9.9	8.1	8.0	8.5
Income tax provision	(3.8)	(3.3)	(3.1)	(3.4)

Net income	6.1%	4.8%	4.9%	5.1%
THREE MONTHS ENDED NOVEMBER 3, 2007 COMPARED TO THREE MONTHS ENDED OCTOBER 28, 2006
Net Sales. Sales for the three months ended November 3, 2007 increased by 10.6%, or $35.2 million, to $367.4 million from $332.2 million for the three months ended October 28, 2006. The increase in DSW sales includes a net increase of 35 DSW stores, 114 non-affiliated leased departments and seven affiliated leased departments. The DSW store locations and leased departments opened subsequent to October 28, 2006 added $28.2 million and $11.7 million, respectively, in sales for the quarter ended November 3, 2007. Leased department sales comprised 12.5% of total net sales in the third quarter of fiscal 2007, compared to 10.1% in the third quarter of fiscal 2006. The increase in sales was partially offset by the loss of sales from the closed stores and closed leased departments of $3.4 million.
Our comparable store sales for the third quarter of fiscal 2007 decreased 3.0%, or $9.4 million, compared to the third quarter of fiscal 2006 due principally to a decline in customer traffic. For the third quarter of fiscal 2007, DSW comparable store sales decreased in women’s and men’s by 5.0% and 5.3%, respectively, and increased in accessories and athletic by 10.7% and 2.2%, respectively.
Gross Profit. Gross profit increased $8.0 million to $106.7 million in the third quarter of fiscal 2007 from $98.7 million in the third quarter of fiscal 2006, and decreased as a percentage of net sales to 29.0% in the third quarter of fiscal 2007 from 29.7% in the third quarter of fiscal 2006. By operating segment, gross profit as a percentage of sales was:

	November 3, 2007	October 28, 2006

DSW Stores	30.4%	31.0%
Leased Departments	19.5%	17.8%

	29.0%	29.7%

The gross profit margin for the third quarter of fiscal 2007 was negatively impacted by an increase in store occupancy expense, an increase in markdowns, which was partially offset by an increase in initial mark-up. Store occupancy expense increased to 13.9% of net sales in the third quarter of fiscal 2007 from 13.0% of net sales in the third quarter of fiscal 2006 as a result of an impairment charge of $0.7 million and additional Stein Mart stores added since January 2007.
Operating Expenses. For the third quarter of fiscal 2007, operating expenses decreased $1.5 million to $71.9 million from $73.4 million in the third quarter of fiscal 2006, which represented 19.5% and 22.1% of net sales, respectively. The decrease in operating expenses as a percent of sales was primarily due to the decrease in bonus expense of $8.3 million primarily due to the reversal of the current year to date bonus accrual and a decrease in marketing expenses as compared to third quarter 2006 due to the nonrecurring expenses related to the change in the loyalty program. These decreases were partially offset by increases in home office personnel related expenses, $1.7 million of expenses related to the start-up of our e-commerce channel and depreciation expense. The DSW stores and leased departments that opened subsequent to October 28, 2006 added $5.1 million and $0.4 million, respectively, in expenses in the third quarter of fiscal 2007. These expenses exclude pre-opening and occupancy (excluding depreciation and amortization) expenses.

Operating Profit. Operating profit was $34.8 million in the third quarter of fiscal 2007 compared to $25.2 million in the third quarter of fiscal 2006 and increased as a percentage of net sales to 9.5% in the third quarter of fiscal 2007 from 7.6% in the third quarter of fiscal 2006. Operating profit as a percentage of net sales was impacted by a decrease in operating expenses and partially offset by a decrease in gross profit.
Interest Income, Net. Interest income, net for the third quarter of fiscal 2007 was $1.5 million as compared to $1.6 million of net interest income for the third quarter of fiscal 2006. Interest income for the three months ended November 3, 2007 was the result of investment activity from funds generated from operations and short term investments.
Income Taxes. Our effective tax rate for the third quarter of fiscal 2007 was 38.3%, compared to 40.3% for the third quarter of fiscal 2006. The decrease in the effective tax rate was primarily due to a reduction of estimated permanent expenses including state taxes and an increase of tax exempt income relative to earnings before taxes.
Net Income. For the third quarter of fiscal 2007, net income increased $6.4 million, or 40.2%, over the third quarter of fiscal 2006 and represented 6.1% and 4.8% of net sales, respectively.
NINE MONTHS ENDED NOVEMBER 3, 2007 COMPARED TO NINE MONTHS ENDED OCTOBER 28, 2006
Net Sales. Sales for the nine months ended November 3, 2007 increased by 13.0%, or $123.1 million, to $1.07 billion from $950.0 million for the nine months ended October 28, 2006. The increase in DSW sales includes a net increase of 35 DSW stores, 114 non-affiliated leased departments and seven affiliated leased departments. The DSW store locations and leased departments opened subsequent to October 28, 2006 added $64.1 million and $36.6 million, respectively, in sales for the nine months ended November 3, 2007. Leased department sales comprised 12.6% of total net sales in the nine months ended November 3, 2007, compared to 10.2% in the nine months ended October 28, 2006. The increase in sales was partially offset by the loss of sales from the closed stores and closed leased departments of $7.7 million.
Our comparable store sales for the nine months ended November 3, 2007 decreased 0.5%, or $4.2 million, compared to the nine months ended October 28, 2006 due principally to a decline in customer traffic. For the nine months ended November 3, 2007, DSW comparable store sales decreased in women’s and men’s by 1.1% and 1.9%, respectively, and increased in both athletic and accessories by 3.8%.
Gross Profit. Gross profit increased $20.2 million to $297.3 million in the nine months ended November 3, 2007 from $277.1 million in the nine months ended October 28, 2006, and decreased as a percentage of net sales to 27.7% in the nine months ended November 3, 2007 from 29.2% in the nine months ended October 28, 2006. By operating segment, gross profit as a percentage of sales was:

	November 3,	October 28,
	2007	2006

DSW Stores	29.5%	30.5%
Leased Departments	15.4%	17.5%

	27.7%	29.2%

The gross profit margin for the nine months ended November 3, 2007 was negatively impacted by an increase in the markdown rate as a result of significant promotional activity in both the store and leased department segments and an increase in the store occupancy expense. This was partially offset by an increase in the initial mark-up. In the leased departments, the decrease in gross profit as a percentage of sales was driven by markdowns taken in the stores added in January 2007. Store occupancy expense increased to 13.6% of net sales in fiscal 2007 from 13.3% of net sales in fiscal 2006, which was the result of costs related to the Stein Mart stores added since January 2007.
Operating Expenses. For the nine months ended November 3, 2007, operating expenses increased $16.0 million to $216.9 million from $200.9 million for the nine months ended October 28, 2006. The DSW stores and leased departments that opened subsequent to October 28, 2006 added $11.0 million and $1.2 million, respectively, in expenses in the nine months ended November 3, 2007. These expenses exclude pre-opening and occupancy (excluding depreciation and amortization) expenses.
For the nine months ended November 3, 2007, operating expenses as a percentage of net sales decreased to 20.2% from 21.2% for the nine months ended October 28, 2006. The decrease in operating expenses as a percent of net sales was in part the result of a decrease in marketing expenses as compared to the nine months ended October 28, 2006 due to nonrecurring expenses related to the change in the loyalty program and decrease of bonus expense of $8.7 million primarily due to the reversal of the current year-to-date bonus accrual. These decreases were partially offset by increases in home office personnel related expenses and $4.0 million of expenses related to the start-up of our e-commerce channel.
Operating Profit. Operating profit was $80.3 million for the nine months ended November 3, 2007 compared to $76.2 million for the nine months ended October 28, 2006 and decreased as a percentage of net sales to 7.5% in the nine months ended November 3, 2007 from 8.0% in the nine months ended October 28, 2006. Operating profit as a percentage of net sales was primarily impacted by a decrease in gross profit as a percentage of sales.
Interest Income, Net. Interest income, net for the nine months ended November 3, 2007 was $5.2 million as compared to $4.9 million of interest income, net for the nine months ended October 28, 2006. Interest income for the nine months ended November 3, 2007 was the result of investment activity from funds generated from operations and increased interest income from short term investments.
Income Taxes. Our effective tax rate for the nine months ended November 3, 2007 was 38.4%, compared to 39.7% for the nine months ended October 28, 2006. The decrease in the effective tax rate was primarily due to tax exempt interest income and a reduction of state taxes.
Net Income. For the nine months ended November 3, 2007, net income increased $3.8 million, or 7.9%, over the nine months ended October 28, 2006 and represented 4.9% and 5.1% of net sales, respectively.
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
Liquidity and Capital Resources
Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our expansion, the start-up of our e-commerce channel, the remodeling of existing stores, and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we will be able to continue to fund our operating requirements and the expansion of our business pursuant to our growth strategy in the future with existing cash, cash flows from operations and borrowings, if needed, under the DSW secured revolving credit facility.
Net working capital increased $12.2 million to $310.9 million at November 3, 2007 from $298.7 million at February 3, 2007, primarily due to increased inventory related to new stores opened in fiscal 2006 and 2007, partially offset by an increase in accounts payable. At both November 3, 2007 and February 3, 2007, the current ratio was 2.9.
For the nine months ended November 3, 2007, our net cash provided by operations was $38.9 million, compared to $67.3 million provided by operations for the nine months ended October 28, 2006. Our net cash flow from operations for the nine months ended November 3, 2007 was primarily a result of net income, proceeds from tenant and construction allowances and an increase in accounts payable partially offset by an increase in inventory and a decrease in accrued expenses.
We expect to spend approximately $100 million for capital expenditures in fiscal 2007. During the nine months ended November 3, 2007, we had capital expenditures of $70.1 million, of which $67.3 million was paid during the nine months ended November 3, 2007. Of this amount, we incurred $30.5 million for new stores and remodels of existing stores, $13.9 million related to the corporate office expansion, $14.2 million related to the start-up of our e-commerce channel and $11.5 million related to information technology equipment upgrades and new systems, excluding the e-commerce channel.
Our future capital expenditures will depend heavily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We plan to open at least 35 new DSW stores during fiscal 2007 and at least 30 new stores in each of the next three fiscal years. During fiscal 2006, the average investment required to open a typical new DSW store was approximately $1.7 million. Of this amount, gross inventory typically accounted for approximately $740,000, fixtures and leasehold improvements typically accounted for approximately $700,000 (prior to tenant and construction allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $210,000. We plan to finance investment in new stores with existing cash and cash flows from operating activities.
$150 Million Secured Revolving Credit Facility. DSW has a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under the secured revolving credit facility are secured by a lien on substantially all of our and DSWSW’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends, redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under the facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At November 3, 2007 and February 3, 2007, $137.0 million and $136.6 million were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. At November 3, 2007 and February 3, 2007, $13.0 million and $13.4 million in letters of credit were issued and outstanding, respectively.
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
As of November 3, 2007 and assuming an exercise price per share of $19.00, SSC and Cerberus would each receive 328,915 Class A Common Shares, and Millennium would receive 41,989 Class A Common Shares, if they exercised these warrants in full exclusively for DSW Common Shares. The warrants expire in June 2012. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures effects a spin-off of its DSW Common Shares to its shareholders in the future, the holders of outstanding unexercised warrants will receive the same number of DSW Common Shares that they would have received had they exercised their warrants in full for Retail Ventures common shares immediately prior to the record date of the spin-off, without regard to any limitations on exercise in the warrants. Following the completion of any such spin-off, the warrants would be exercisable solely for Retail Ventures common shares.
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
SSC may acquire upon exercise of its convertible warrants, Class A Common Shares of DSW from Retail Ventures. As of November 3, 2007, assuming an exercise price per share of $19.00, SSC would receive 1,973,685 Class A Common Shares without giving effect to anti-dilution adjustments, if any, if they exercised their convertible warrants exclusively for DSW Common Shares.

Contractual Obligations
DSW had outstanding letters of credit that totaled approximately $13.0 million at November 3, 2007 and $13.4 million at February 3, 2007. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payments outside of terms set forth in these arrangements.
As of November 3, 2007, we have entered into various construction commitments, including capital items to be purchased for projects under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $9.3 million as of November 3, 2007. In addition, we have signed lease agreements for 32 new store locations, expected to be opened over the next 18 months, with annual rent of approximately $10.9 million. In connection with the new lease agreements, we will receive approximately $9.0 million of tenant and construction allowances, which will reimburse us for capital expenditures at these locations.
We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on a lease by lease review at lease inception. The Company had no capital leases outstanding as of November 3, 2007 or February 3, 2007.
Off-Balance Sheet Arrangements
The Company does not intend to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. As of November 3, 2007, the Company has not entered into any “off-balance sheet” arrangements, as that term is defined by the SEC.
Proposed Accounting Standards
The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued and implemented during the nine months ended November 3, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash and cash equivalents are maintained only with maturities of 90 days or less. Our investments typically have interest reset periods of 189 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of November 3, 2007 and February 3, 2007, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, a hypothetical change of 1% in interest rates would not have a material effect on our financial position.
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
We estimated that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to our results of operations or financial condition. As of November 3, 2007, the balance of the associated accrual for potential exposure was $0.5 million.
We are involved in various other legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to our results of operations or financial condition. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise the estimates as needed. Revisions in our estimates and potential liability could materially impact our results of operations and financial condition.
Item 1A. Risk Factors.
Other than the item below, there have been no material changes to DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
Retail Ventures is exploring strategic alternatives for its Value City operations, including the possible sale of some or all of the remaining Value City operations or the discontinuance of its operations, which could impact the shared service allocations between DSW and RVI and may have a material adverse effect on our future financial performance and financial position.
In December 2006, RVI announced that it is exploring strategic alternatives for its Value City operations. The stated alternatives include a possible sale of some or all of the Value City operations or the discontinuance of its operations. RVI has stated that there can be no assurance that this process will result in any specific transaction. On October 3, 2007, RVI announced that Value City entered into an agreement with Burlington Coat Factory Warehouse Corporation to assign or sublease up to 24 locations such that the affected stores will close their operations on or before the end of March 2008. Subsequent to the nine months ended November 3, 2007, to date, RVI has not announced the consummation of any additional significant transactions for this segment. RVI has stated that if no additional significant transaction is achieved and Value City decides to discontinue operations, it believes that it would be able to close its remaining Value City stores in the same time frame as the closing of those stores affected by the agreement with Burlington Coat Factory.
DSW is a party to a Shared Services Agreement with RVI pursuant to which DSW receives services from RVI, and provides services to RVI and its subsidiaries. The costs associated with many of these shared services are allocated among the parties based upon the percent of a parties' sales compared to all RVI and DSW sales, or, in some cases, a usage based charge. In the event that Value City significantly reduces or ceases operations, its allocation percentage of shared expenses would decrease, which would increase DSW’s allocation percentage of shared service expenses. Additionally, in the event that Value City significantly reduces or ceases operations, DSW would not be able to allocate as much or any expense to RVI relating to Value City’s utilization of information technology and shoe processing services. This increased allocation percentage and reduction in expense allocation could be material and have a negative effect on DSW’s financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Recent sales of unregistered securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Purchases of equity securities by the issuer and affiliated purchasers. DSW made no purchases of its Common Shares during the quarter ended November 3, 2007.
Limitations on Payments of Dividends — We do not anticipate paying cash dividends on our Common Shares in the foreseeable future. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by us up to the aggregate amount of $5.0 million, less the amount of any loan advances made to Retail Ventures by us.
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information.
On July 31, 2007, the Board of Directors approved the DSW Inc. Nonqualified Deferred Compensation Plan (the “Plan”), a non-qualified tax-deferred compensation program which applies to certain executive officers of DSW, including the Chief Executive Officer and the other executive officers for whom compensation information was provided in the proxy statement related to DSW’s 2007 annual meeting of shareholders. The Plan provides a tax-favorable vehicle for deferring cash compensation, including base salary and awards pursuant to the DSW Inc. 2005 Cash Incentive Compensation Plan. Under the Plan, an executive may defer up to 80% of his or her base salary and up to 90% of annual incentive pay. DSW may make discretionary matching contributions or other discretionary employer contributions to the Plan on behalf of participants. Employer contributions made to the Plan are subject to a vesting schedule determined by DSW at the time such contributions are credited to a participant’s account. A participant will become 100% vested in any employer contributions credited to his or her account upon the participant’s death, disability or a change in control (as defined in the Plan). Deferred balances are credited with gains or losses which mirror the performance of benchmark investment funds selected by the participant from among a number of available funds. Deferred amounts are paid in a lump sum for scheduled in-service withdrawals or, at the participant’s option, in annual installments over a five or ten-year period upon retirement.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan attached hereto as Exhibit 10.1.
Item 6. Exhibits. See Index to Exhibits on page 23.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)
Date: December 13, 2007	By:	/s/ Douglas J. Probst
Douglas J. Probst
Chief Financial Officer (duly authorized officer and chief financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	DSW Inc. Nonqualified Deferred Compensation Plan

10.2	Summary of Director Compensation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer