Form 10-K
period 2008-02-02
DSW Inc.
filed 2008-04-17
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 2, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-32545

DSW INC.
(Exact name of registrant as specified in its charter)

Ohio	31-0746639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 DSW Drive, Columbus, Ohio (Address of principal executive offices)	43219 (Zip Code)

Registrant’s telephone number, including area code (614) 237-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Class A Common Shares, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of August 4, 2007, was $511,829,958.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,263,569 Class A Common Shares and 27,702,667 Class B Common Shares were outstanding at March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement relating to fiscal 2007 for the Annual Meeting of Shareholders to be held on May 22, 2008 are incorporated by reference into Part III.

PART I

All references to “we,” “us,” “our,” “DSW” or the “Company” in this Annual Report on Form 10-K mean DSW Inc. and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”), except where it is made clear that the term only means DSW Inc. DSW Class A Common Shares are listed under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”).

All references to “Retail Ventures,” or “RVI” in this Annual Report on Form 10-K mean Retail Ventures, Inc. and its subsidiaries, except where it is made clear that the term only means the parent company. DSW is a controlled subsidiary of Retail Ventures. RVI Common Shares are listed under the ticker symbol “RVI” on the NYSE.

We own many trademarks and service marks. This Annual Report on Form 10-K contains trade dress, tradenames and trademarks of other companies. Use or display of other parties’ trademarks, trade dress or tradenames is not intended to, and does not, imply a relationship with the trademark or trade dress owner.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	our dependence on Retail Ventures for key services;

•	impact of the disposition of a majority interest in Value City by Retail Ventures on the allocation of expenses pursuant to the shared services agreement with RVI;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear;

•	our success in the development and launch of an e-commerce business;

•	liquidity risks related to our investments; and

•	security risks related to our electronic processing and transmission of confidential customer information.

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

General

DSW is a leading U.S. specialty branded footwear retailer operating 259 shoe stores in 37 states as of February 2, 2008. We offer a wide selection of better-branded dress, casual and athletic footwear for women and men. Our typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles and brands combined with the convenience and value they desire. Our stores average approximately 24,000 square feet and carry approximately 30,000 pairs of shoes. We believe this combination of brands, selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate 378 leased shoe departments for four other retailers and plan to launch an e-commerce channel in fiscal 2008.

Please see our financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K for financial information about our two segments: DSW stores and leased departments.

Corporate History

We were incorporated in the state of Ohio on January 20, 1969 and opened our first DSW store in Dublin, Ohio in July 1991. In 1998, a predecessor of Retail Ventures purchased DSW and affiliated shoe businesses from Schottenstein Stores Corporation (“SSC”) and Nacht Management, Inc. In February 2005, we changed our name from Shonac Corporation to DSW Inc. In July 2005, we completed an initial public offering (“IPO”) of our Class A Common Shares, selling approximately 16.2 million shares at an offering price of $19.00 per share. As of February 2, 2008, Retail Ventures owned approximately 27.7 million of our Class B Common Shares, or approximately 63.0% of our total outstanding shares and approximately 93.2% of the combined voting power of our outstanding Common Shares.

Competitive Strengths

We believe that our leading market position is driven by our competitive strengths: the breadth of our branded product offerings, our convenient store layout, the value proposition offered to our customers and our demonstrated ability to deliver growth on a consistent basis. Over the past few years, we have honed our retail operating model and continued our dedication to providing quality in-season products at attractive prices. We believe we will continue to improve our ability to leverage these competitive strengths and attract and retain talented managers and merchandisers.

The Breadth of Our Product Offerings

Our goal is to excite our customers with a “sea of shoes” that fulfill a broad range of style and fashion needs. Our stores sell a large selection of better-branded merchandise. We purchase directly from more than 400 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with selection at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 30,000 pairs of shoes in over 2,000 styles compared to a significantly smaller product offering at typical department stores. We also offer a complementary selection of handbags, hosiery and other accessories which appeal to our brand- and fashion-conscious customers.

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

The Value Proposition Offered to Our Customers

Through our buying organization, we are able to provide our customers with high-quality, in-season fashions at prices that we believe are competitive with the typical sale price found at specialty retailers and department stores. We generally employ a consistent pricing strategy that typically provides our customers with the same price on our merchandise from the day it is received until it goes into our planned clearance rotation. Our pricing strategy differentiates us from our competitors who usually price and promote merchandise at discounts available only for limited time periods. We find that customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a department store or specialty retailer to have a sale event.

In order to provide additional value to our regular customers, we maintain a customer loyalty program for our DSW stores in which program members receive a discount on future purchases. This program offers additional savings to frequent shoppers and encourages repeat sales. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. During the third quarter of fiscal 2006, we re-launched our loyalty program, which included changing: the name from “Reward Your Style” to “DSW Rewards”, the point threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and our ability to communicate with our customers. We target market to “DSW Rewards” members throughout the year. We classify these members by frequency and use direct mail and on-line communication to stimulate further sales and traffic. As of February 2, 2008, over 8.6 million members enrolled in the “DSW Rewards” loyalty program had purchased merchandise in the previous two fiscal years, up from approximately 7.3 million members as of February 3, 2007. In fiscal 2007, approximately 69% of DSW store net sales were generated by shoppers in the loyalty program, up from approximately 66% of DSW store net sales in fiscal 2006.

Demonstrated Ability to Consistently Deliver Profitable Growth

Our operating model is focused on selection, convenience and value. We believe that the growth we have achieved in the past is attributable to our operating model and management’s focus on store-level profitability and economic payback. Over the five fiscal years ended February 2, 2008, our net sales have grown at compound annual growth rate of 17%. In addition, for significantly all our new stores since 1996, we have achieved positive operating cash flow within two years of opening. We intend to continue to focus on net sales, operating profit and cash flow for new stores as we pursue our growth strategy. Since our IPO, we have not carried any debt, and we have a combined cash and investment balance of $144.3 million as of February 2, 2008.

Growth Strategy

Our growth strategy is to continue to strengthen our position as a leading better-branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability: expanding our store base, driving sales through enhanced merchandising and investment in our infrastructure.

Expanding Our Store Base

We plan to open at least 30 stores in each fiscal year from fiscal 2008 through fiscal 2010. Our plan is to open stores in both new and existing markets while continuing to expand our store portfolio to include lifestyle and regional mall locations in addition to our traditional power strip venues. In general, our evaluation of potential new stores focuses on location within a retail area, demographics, co-tenancy, store size and configuration, and lease terms. Our long-range planning model includes analysis of every major metropolitan area in the country with the objective of understanding the demand for our products in each market over time, and our ability to capture that demand. The analysis also looks at our current penetration levels in the markets we serve and our expected deepening of those penetration levels as we continue to grow our brand and become the shoe retailer of choice in our market.

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

DSW Store Locations

As of February 2, 2008, we operated 259 DSW stores in 37 states in the United States. The table below shows the locations of our DSW stores by region.

Northeast		West		Central		Southeast

Connecticut	3	Arizona	5	Illinois	14	Alabama	2
Delaware	1	California	25	Indiana	6	Florida	18
Maine	1	Colorado	6	Iowa	1	Georgia	9
Maryland	8	Nevada	3	Kansas	2	Kentucky	2
Massachusetts	11	Oregon	2	Michigan	12	Louisiana	1
New Hampshire	1	Texas	28	Minnesota	8	North Carolina	4
New Jersey	8	Utah	2	Missouri	4	Tennessee	4
New York	18	Washington	3	Nebraska	2	Virginia	12
Pennsylvania	14			Ohio	12
Rhode Island	1			Oklahoma	2
				Wisconsin	4

Total	66		74		67		52

Leased Departments

We also operate leased departments for three non-affiliated retailers and one affiliated retailer. We have supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Inc., Gordman’s, Inc. and Frugal Fannie’s Fashion Warehouse stores as of July 2002, June 2004 and September 2003, respectively. We are the exclusive supplier of shoes to all Stein Mart stores that have shoe departments. We have operated leased departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures, since its acquisition by Retail Ventures in March 2000. We own the merchandise, record sales of merchandise net of returns and sales tax, own the fixtures (except for Filene’s Basement) and provide supervisory assistance in these covered locations. Stein Mart,

Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. We pay a percentage of net sales as rent. As of February 2, 2008, we supplied merchandise to 278 Stein Mart stores, 63 Gordmans stores, one Frugal Fannie’s store and 36 Filene’s Basement stores. Beginning in fiscal 2006, our leased department segment has been supported by a store field operations group, a merchandising group and, for non-affiliated retailers, a planning and allocation group that are separate from the DSW stores segment.

E-Commerce Channel

We plan to launch an e-commerce business in the first half of fiscal 2008 to sell shoes and related accessories through our website, www.dsw.com. In addition, we have entered into a ten-year lease agreement for space to serve as a fulfillment center for our e-commerce sales.

Merchandise Suppliers and Mix

We believe we have good relationships with our vendors. We purchase merchandise directly from more than 400 domestic and foreign vendors. Our vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have implemented quality control programs under which our DSW buyers are involved in establishing standards for quality and fit according to which actual product is manufactured and our store personnel examine incoming merchandise in regards to color, material and overall quality of manufacturing. As the number of DSW locations increases and our sales volumes grow, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2007, merchandise supplied by our three top vendors accounted for approximately 21% of our net sales.

We separate our DSW merchandise into four primary categories — women’s dress and casual footwear; men’s dress and casual footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, we also offer a complementary assortment of handbags, hosiery and other accessories.

The following table sets forth the approximate percentage of our comparable sales in our DSW stores attributable to each merchandise category in fiscal 2007:

Percent of
Category	Net Sales

Women’s	63%
Men’s	16%
Athletic	15%
Accessories and Other	6%

Distribution

Our primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear to stores so we can take full advantage of each selling season. In January 2007, we implemented a distribution center bypass process which resulted in improving speed-to-market for initial deliveries to stores on the West Coast. As part of this, we have engaged a third party logistics service provider to receive orders originating from suppliers on the West Coast or imports entering the United States at a West Coast port of entry. These initial shipments are then shipped by this service provider to our pool points and onwards to the stores bypassing our Columbus distribution center facility. We will continue to evaluate expansion of this process for applicability in other parts of the country. In fiscal 2007, we signed a lease for a fulfillment center which will process orders from our e-commerce channel.

Management Information and Control Systems

In order to promote our continued growth, we undertook several major initiatives in the past to build upon the merchandise management system and warehouse management systems that support us. With our top vendors, we utilize an electronic data interchange for product UPC barcodes and electronic exchange of purchase orders,

Advance Shipment Notifications and invoices. In our stores, we utilize Point of Sale (“POS”) registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking. We use enterprise data warehouse and customer relationship management software to manage the “DSW Rewards” program. This allows us to support, expand and integrate “DSW Rewards” with the POS system to improve the customer experience.

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

Associates

As of February 2, 2008, we employed approximately 8,500 associates. None of our associates are covered by any collective bargaining agreement. We offer competitive wages, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term and short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.

Seasonality

Our business is subject to seasonal trends. The sales in our DSW stores have typically been higher in spring and early fall, when our customers’ interest in new seasonal styles increases. Unlike many other retailers, we have not historically experienced a large increase in net sales during our fourth quarter associated with the winter holiday season.

Available Information

DSW electronically files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to such reports. The public may read and copy any materials that DSW files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about DSW, including its reports filed with the SEC, is available through DSW’s website at www.dsw.com. Such reports are accessible at no charge through DSW’s website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

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

Risks Relating to Our Business

We intend to continue to open at least 30 new DSW stores per year from fiscal 2008 to fiscal 2010, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2007, fiscal 2006 and fiscal 2005, we opened 37, 29, and 29 new DSW stores, respectively. We intend to open at least 30 stores per year in each fiscal year from fiscal 2008 through fiscal 2010. As of February 2, 2008, we have signed leases for an additional 37 stores to be opened in fiscal 2008 and fiscal 2009. During fiscal 2007, the average investment required to open a typical new DSW store was approximately $1.6 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution facilities. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse affect on our operations and financial performance and slow our growth.

We may be unable to open all the stores contemplated by our growth strategy on a timely basis, and new stores we open may not be profitable or may have an adverse impact on the profitability of existing stores, either of which could have a material adverse effect on our business, financial condition and results of operations.

We intend to open at least 30 stores per year in each fiscal year from fiscal 2008 through fiscal 2010. However, we may not achieve our planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. Our ability to open and operate new DSW stores successfully on a timely and profitable basis depends on many factors, including, among others, our ability to:

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

Our supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart, Gordmans, and Filene’s Basement, our contractual termination dates are December 2009, February 2010, and January 2010, respectively. In addition, the agreements contain other provisions that may trigger an earlier termination. For fiscal 2007, the sales from our leased business segment represent over 12.5% of our total company sales. If any of the agreements with Stein Mart, Gordmans or Filene’s Basement were to be terminated, it could have a material adverse affect on our business and financial performance.

We plan to launch an e-commerce business in the first half of fiscal 2008 which may not be successful and could adversely affect our results of operations or distract management from our core business.

We plan to launch an e-commerce business to sell shoes and related accessories through our website in fiscal 2008. As of February 2, 2008, we have invested $26.3 million in capital for the development of this e-commerce business. In addition, we have entered into a ten-year lease agreement for space to serve as a fulfillment center for e-commerce distribution. The development and launch of such a business channel could cost more than expected, distract management from our core business, take business from our existing store base resulting in lower sales in our stores, or be unsuccessful. In addition, as this is a new business channel, we will be purchasing inventory based upon anticipated sales. In the event that our actual sales are lower than planned, we will likely need to take markdowns on inventory which will adversely affect gross margin. In the event that we spend more than anticipated, lose focus on our core business, impact sales in our existing store base, or are unsuccessful in the development or execution of an e-commerce business, it may have a material adverse effect on our business, results of operations or financial condition.

We rely on our good relationships with vendors to purchase better-branded merchandise at favorable prices. If these relationships were to be impaired, we may not be able to obtain a sufficient selection of merchandise at attractive prices, and we may not be able to respond promptly to changing fashion trends, either of which could have a material adverse affect on our competitive position, our business and financial performance.

We do not have long-term supply agreements or exclusive arrangements with any vendors and, therefore, our success depends on maintaining good relations with our vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores. If we fail to strengthen our relations with our existing vendors or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season better-branded merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our competitive position. In addition, our inability to stock our DSW stores with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our stores, which, in turn, would adversely affect our financial performance.

During fiscal 2007, merchandise supplied to DSW by three key vendors accounted for approximately 21% of our net sales. The loss of or a reduction in the amount of merchandise made available to us by any one of these vendors could have an adverse effect on our business.

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

Our operations are affected by seasonal variability.

Our net sales have typically been higher in spring and early fall. As a result of seasonality, any factors negatively affecting us during these periods, including adverse weather, the timing and level of markdowns or unfavorable economic conditions, could have a material adverse effect on our financial condition, cash flow and results of operations for the entire year.

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

We are party to an Amended and Restated Shared Services Agreement with RVI whereby we provide information technology services to RVI and its subsidiaries, including Filene’s Basement. Through this agreement, we now provide the cash related to capital expense for information technology assets for RVI and its subsidiaries. We expect to recoup our expenditures by charging depreciation to RVI based on the expected lives of the assets. We are exposed to the risk that RVI may not be able to reimburse us for these expenditures which could adversely affect our financial performance.

The loss or disruption of our distribution centers could have a material adverse effect on our business and operations.

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

From 1998 until our initial public offering in July 2005, we were operated as a wholly-owned subsidiary of Value City Department Stores, Inc. or Retail Ventures, and many key services required by us for the operation of our business are currently provided by Retail Ventures and its subsidiaries. We have entered into agreements with Retail Ventures related to the separation of our business operations from Retail Ventures including, among others, a master separation agreement and a shared services agreement. Under the terms of the shared services agreement, which was effective as of January 30, 2005, Retail Ventures provides us with key services relating to import administration, risk management, tax, financial services, shared benefits administration and payroll. Additionally, Retail Ventures maintains insurance for us and for our directors, officers, and employees. In turn, we provide several subsidiaries of Retail Ventures with services relating to planning and allocation support, distribution services, transportation management and information technology. The current term of the shared services agreement will expire at the end of fiscal 2008 and will be extended automatically for additional one-year terms unless terminated by one of the parties. We expect some of these services to be provided for longer or shorter periods than the initial term. We believe it is necessary for Retail Ventures to provide these services for us under the shared services agreement to facilitate the efficient operation of our business as we transition to becoming an independent public company. We, as a result, are dependent on our relationship with Retail Ventures for shared services.

The current term of the shared services agreement will expire at the end of fiscal 2008. RVI and DSW are in the process of negotiating the transfer of the following shared service departments to DSW: Finance, Internal Audit,

Tax, Human Resource Information Systems and Risk Management. The companies have taken steps to begin the transfer of employees in these departments to DSW, however the definitive terms and conditions of the transfer to DSW and the provision of these departments’ services by DSW to RVI have not yet been agreed upon.

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

Retail Ventures has disposed of an 81% ownership interest in its Value City operations, which will impact the shared service allocations between DSW and RVI and may have a material adverse effect on our future financial performance and financial position.

In January 2008, RVI announced the disposition of an 81% ownership interest in Value City Department Stores (“Value City”). As a part of this transaction, RVI agreed to provide certain transition services to Value City.

DSW is a party to a Shared Services Agreement with RVI pursuant to which DSW receives services from RVI and provides services to RVI and its subsidiaries. The costs associated with many of these shared services are allocated among the parties based upon the percent of a parties’ sales compared to all RVI and DSW sales, or, in some cases, a usage based charge. Since the closing of this transaction, Value City has closed some stores and has informed us that it plans to close some additional existing stores. In the event that Value City significantly reduces or ceases operations, its allocation percentage of shared expenses would decrease, which would increase DSW’s allocation percentage of shared service expenses. Additionally, in the event that Value City significantly reduces or ceases operations, DSW would not be able to allocate as much or any expense to RVI relating to Value City’s utilization of information technology and shoe processing services. This increased allocation percentage and reduction in expense allocation could be material and have a negative effect on DSW’s results of operations and financial condition.

If Value City defaults on its lease for the premises at 3241 Westerville Rd., RVI and DSW may become subject to various risks associated with the location of operations on these premises.

Concurrent with RVI’s disposition of its 81% interest in the Value City business, RVI and DSW entered into an Occupancy Licensing Agreement with Value City to provide for RVI’s and DSW’s continuing occupancy of a portion of the premises at 3241 Westerville Road. If Value City defaults on its lease of this premises, RVI and DSW may become subject to risks associated with such a default, including the inability to access the premises, which could have a material adverse impact on RVI’s and DSW’s financial condition and results of operations.

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

We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2007 was manufactured outside the United States. For this reason, we face risks inherent in purchasing from foreign suppliers, such as:

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

Restrictions in our secured revolving credit facility could limit our operational flexibility.

We have entered into a $150 million secured revolving credit facility with a term expiring July 2010. Under this facility, we and our subsidiary, DSW Shoe Warehouse, Inc., are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under our secured revolving credit facility are secured by a lien on substantially all our personal property and a pledge of our shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders there under to require repayment.

The liquidity of our investments could fluctuate based on adverse market conditions.

Recent auction failures have adversely affected the liquidity of auction rate securities as investors have not been able to sell their securities on their auction dates. If these market conditions persist, we may be unable to sell these auction rate securities at their scheduled auction dates. As of February 2, 2008, $38.0 million of our $82.5 million in total investments was invested in auction rate securities. We have reduced our investment in auction rate securities to $13.7 million as of March 31, 2008. Of the $13.7 million investment at March 31, 2008, $3.7 million in auction rate securities have not undergone an auction. Due to auction failures limiting the liquidity of our investments, we have presented $10.0 million of our investment in auction rate securities as long-term investments as of February 2, 2008 that were previously classified as short term investments.

If we are unable to liquidate the remaining auction rate securities at their scheduled auction dates, we may not have access to our funds until the maturity date of these investments, which could be until 2034. Further, in the event that it is unlikely that we will be able to receive the full proceeds from these investments at the maturity date, we may be required to impair the securities. Based on the nature of the impairment(s), we would record a temporary impairment as an unrealized loss in comprehensive income or an other than temporary impairment in earnings, which could materially impact our results of operations. We did not record any impairment related to these investments as we do not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.

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

Our consolidated financial information prior to fiscal 2006 assumes that we had existed as a separate legal entity, and has been derived from the consolidated financial statements of Retail Ventures. Some costs have been reflected in the consolidated financial statements that are not necessarily indicative of the costs that we would have incurred had we operated as an independent, stand-alone entity for the applicable periods presented. These costs include allocated portions of Retail Ventures’ corporate overhead, interest expense and income taxes.

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

We and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. We are involved in a putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio.

There can be no assurance that there will not be additional proceedings or claims brought against us in the future. We have contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.

We estimated that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to our results of operations or financial condition. As of February 2, 2008, the balance of the associated accrual for potential exposure was $0.5 million.

We are controlled directly by Retail Ventures and indirectly by SSC, whose interests may differ from other shareholders.

As of February 2, 2008, Retail Ventures, a public corporation, owns 100% of our Class B Common Shares, which represents approximately 63.0% of our outstanding Common Shares. These shares collectively represent approximately 93.2% of the combined voting power of our outstanding Common Shares. As of February 2, 2008, SSC owns approximately 39.5% of the outstanding common shares of Retail Ventures and beneficially owns 50.2% of the outstanding common shares of Retail Ventures (assumes issuance of (i) 8,333,333 shares of Retail Ventures common stock issuable upon the exercise of convertible warrants, (ii) 1,731,460 shares of Retail Ventures common stock issuable upon the exercise of term loan warrants, and (iii) 342,709 shares of Retail Ventures common stock issuable pursuant to the term loan warrants). SSC, a privately held corporation, is controlled by Jay L. Schottenstein, the Chairman of the Board of Directors of DSW and Retail Ventures and the Chief Executive Officer of DSW, and members of his immediate family. Given their respective ownership interests, Retail Ventures and, indirectly, SSC, control or substantially influence the outcome of all matters submitted to our shareholders for approval, including:

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

Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to Retail Ventures, SSC and us. Our amended and restated articles of incorporation provide that Retail Ventures and SSC are under no obligation to communicate or offer any corporate opportunity to us. In addition, Retail Ventures and SSC have the right to engage in similar activities as us, do business with our suppliers and customers and, except as limited by the master separation agreement, employ or otherwise engage any of our officers or employees. SSC and its affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations and real estate acquisitions. The provisions also outline how corporate opportunities are to be assigned in the event that our, Retail Ventures’ or SSC’s directors and officers learn of corporate opportunities.

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

As of February 2, 2008, there were 16,225,633 Class A Common Shares of DSW outstanding. Additionally, there were 189,036 restricted stock units and director stock units outstanding at February 2, 2008 that were issued pursuant to the terms of DSW’s equity incentive plan. The remaining 27,702,667 Class B Common Shares outstanding are restricted securities within the meaning of Rule 144 under the Securities Act but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144.

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

Our amended articles of incorporation, amended and restated code of regulations and Ohio state law contain provisions that may have the effect of delaying or preventing a change in control of DSW. This could adversely affect the value of our Common Shares.

Our amended articles of incorporation authorizes our board of directors to issue up to 100,000,000 preferred shares and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions on those shares, without any further vote or action by the shareholders. The rights of the holders of our Common Shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power of our Common Shares.

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

Retail Ventures may sell any and all of the Common Shares held by it subject to applicable lender consents, applicable securities laws and the restrictions set forth below. In addition, SSC, Cerberus and Millennium have the right to acquire from Retail Ventures Class A Common Shares of DSW. Sales or distribution by Retail Ventures, SSC, Cerberus and Millennium of a substantial number of Class A Common Shares in the public market or to their respective shareholders, or the perception that such SSC, Cerberus and Millennium sales or distributions could occur, could adversely affect prevailing market prices for the Class A Common Shares.

Retail Ventures has advised us that its current intent is to continue to hold all the Common Shares owned by it, except to the extent necessary to satisfy obligations under warrants it has granted to SSC, Cerberus, and Millennium. In addition, Retail Ventures is subject to contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. Retail Ventures is also subject to contractual obligations with the holders of the PIES to retain enough DSW common shares to be able to satisfy its obligations to deliver shares to the holders of the PIES. For purposes of determining Retail Ventures’ ownership interest in DSW, DSW Common Shares transferred by Retail Ventures to the warrantholders upon exercise of their warrants and to the holders of the PIES upon exercise of the PIES will not be subtracted from Retail Ventures’ ownership.

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

All DSW stores, our principal executive office, our distribution centers, our e-commerce fulfillment center and our office facilities are leased or subleased. As of February 2, 2008, we leased or subleased 19 DSW stores, our corporate office, our primary distribution center and our e-commerce fulfillment center, from entities affiliated with SSC. The remaining DSW stores are leased from unrelated entities. Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints. Most of our leases are for a fixed term with options for three to five extension periods, each of which is for a period of four or five years, exercisable at our option.

As of February 2, 2008, we operated 259 DSW stores. See the table on page 7 for a listing of the states where our DSW stores are located. Our primary distribution facility is located in an approximately 700,000 square foot facility in Columbus, Ohio. Our principal executive office is currently located on the site of our primary distribution facility in Columbus, Ohio. In the first half of fiscal 2007, we expanded into new executive office space adjacent to our primary distribution facility. The lease for our distribution center and our executive office space expires in December 2021 and has three renewal options with terms of five years each. In fiscal 2007, we opened a fulfillment center for our e-commerce operations and the lease has an initial term of ten years with two renewal options with terms of five years each.

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

We and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. We are involved in a putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio.

There can be no assurance that there will not be additional proceedings or claims brought against us in the future. We have contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.

We estimated that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to our results of operations or financial condition. As of February 2, 2008, the balance of the associated accrual for potential exposure was $0.5 million.

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

Our Class A Common Shares are listed for trading under the ticker symbol “DSW” on the NYSE. As of March 31, 2008, there were 19 holders of record of our Class A Common Shares and one holder of record of our Class B Common Shares, Retail Ventures. The following table sets forth the high and low sales prices of our Class A Common Shares as reported on the NYSE for each respective quarter and as of March 31, 2008.

	High	Low

Fiscal 2006:
First Quarter	$32.61	$26.32
Second Quarter	37.39	28.26
Third Quarter	35.75	26.71
Fourth Quarter	42.00	29.90
Fiscal 2007:
First Quarter	44.71	37.68
Second Quarter	41.21	31.48
Third Quarter	36.49	21.13
Fourth Quarter	24.88	14.72
Fiscal 2008:
First Quarter	20.69	12.62
(Through March 31, 2008)

We do not anticipate paying cash dividends on our Common Shares during fiscal 2008. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by us up to the aggregate amount of $5.0 million less the amount of any borrower advances made to Retail Ventures by us or our subsidiaries.

We did not make any purchases of our Common Shares during the fourth quarter of fiscal 2007.

Performance Graph

The following graph compares our cumulative total stockholder return of our Class A common stock with the cumulative total return of the S & P MidCap 400 Index and the S & P Retailing Index, both of which are published indexes. This comparison includes the period beginning June 29, 2005, our first day of trading after our initial public offering, and ending on February 2, 2008.

The comparison of the cumulative total returns for each investment assumes $100 was invested on June 29, 2005, and that all dividends were reinvested.

Comparison of Cumulative Total Return

INDEXED RETURNS

		Years Ended
	Base Period
Company/Index	6/29/05	1/28 /06	2/3/07	2/2/08

DSW Inc.	$100	$111.37	$167.04	$76.92

S&P MidCap 400 Index	100	114.30	123.40	120.65

S&P Retailing Index	100	104.76	119.41	98.25

ITEM 6.	SELECTED FINANCIAL DATA.

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

	For the Fiscal Year Ended
	2/02/08		2/03/07		1/28/06		1/29/05	1/31/04
	(Dollars in thousands except net sales per average gross square foot)

Statement of Income Data(1):
Net sales(2)		$1,405,615		$1,279,060		$1,144,061	$961,089	$791,348
Gross profit		$370,135		$366,351		$315,719	$270,211	$202,927
Operating profit(3)		$81,321		$100,714		$70,112	$56,109	$28,053
Net income(3)		$53,775		$65,464		$37,181	$34,955	$14,807
Balance Sheet Data:
Total assets		$693,882		$608,303		$507,715	$395,437	$291,184
Working capital(4)		$282,717		$298,704		$238,528	$138,919	$103,244
Current ratio(5)		2.67		2.88		2.71	2.28	2.39
Long term obligations(6)	$		$		$		$55,000	$35,000
Other Data:
Number of DSW stores:(7)
Beginning of period		223		199		172	142	126
New stores		37		29		29	31	16
Closed/re-categorized stores(7)		(1)		(5)		(2)	(1)	0

End of period		259		223		199	172	142
Comparable DSW stores (units)(8)		192		163		139	124	102
DSW total square footage(9)		6,142,685		5,534,243		5,061,642	4,372,671	3,571,498
Average gross square footage(10)		5,814,398		5,271,748		4,721,129	4,010,245	3,364,094
Net sales per average gross square foot(11)		$212		$218		$217	$217	$214
Number of leased departments at end of period		378		360		238	224	168
Total comparable store sales change(8)		(0.8)%		2.5%		5.4%	5.0%	5.9%

(1)	Fiscal 2006 was based on a 53 week year. All other fiscal years are based on a 52 week year.

(2)	Includes net sales of leased departments.

(3)	Results for the fiscal year ended January 28, 2006 include a $6.5 million pre-tax charge in operating profit, and a $3.9 million after-tax charge to net income related to the reserve for estimated losses associated with the theft of credit card and other purchase information.

(4)	Working capital represents current assets less current liabilities.

(5)	Current ratio represents current assets divided by current liabilities.

(6)	Comprised of borrowings under the Value City revolving credit facility during fiscal 2003 and 2004, which we are no longer obligated under.

(7)	Number of DSW stores for each fiscal period presented prior to fiscal 2005 includes two combination DSW/Filene’s Basement stores which were re-categorized as leased departments at the beginning of fiscal 2005.

(8)	Comparable DSW stores and comparable leased departments are those units that have been in operation for at least 14 months at the beginning of the fiscal year. Stores or leased departments, as the case may be, are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter that they are closed.

(9)	DSW total square footage represents the total amount of square footage for DSW stores only; it does not reflect square footage of leased departments.

(10)	Average gross square footage represents the monthly average of square feet for DSW stores only for each period presented and consequently reflects the effect of opening stores in different months throughout the period.

(11)	Net sales per average gross square foot is the result of dividing net sales for DSW stores only for the period presented, by average gross square footage calculated as described in note 9 above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement” on page 4 for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report on Form 10-K.

Overview

Key Financial Measures

In evaluating our results of operations, we refer to a number of key financial and non-financial measures relating to the performance of our business. Among our key financial measures are net sales, operating profit and net income. Other measures that we use in evaluating our performance include number of DSW stores and leased departments, net sales per average gross square foot for DSW stores, and change in comparable stores sales.

The following describes certain line items set forth in our consolidated statement of income:

Net Sales.  We record net sales exclusive of sales tax and net of returns. For comparison purposes, we define stores or leased departments as comparable or non-comparable. A store’s or leased department’s sales are included in comparable sales if the store or leased department has been in operation at least 14 months at the beginning of the fiscal year. Stores and leased departments are excluded from the comparison in the quarter that they close. Stores that are remodeled or relocated are excluded from the comparison if there is a material change in the size of the store or the store is relocated more than one mile out of its area.

Cost of Sales.  Our cost of sales includes the cost of merchandise, distribution and warehousing (including depreciation), store occupancy (excluding depreciation), permanent and point of sale reductions, markdowns and shrinkage.

Operating Expenses.  Operating expenses include expenses related to store management and store payroll costs, advertising, leased department operations, store depreciation and amortization, pre-opening advertising and other pre-opening costs (which are expensed as incurred), corporate expenses for buying services, information services, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, allocable costs to and from Retail Ventures and other corporate related departments and benefits for associates and related payroll taxes. Beginning in fiscal 2005, operating expenses also reflect the cost of operating as a public company. Corporate level expenses are primarily attributable to operations at our corporate offices in Columbus, Ohio.

Fiscal Year

We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. Fiscal 2007 and 2005 each consisted of 52 weeks. Fiscal year 2006 consisted of 53 weeks.

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

Shared Services Agreement.  Many aspects of our business, which were fully managed and controlled by us without Retail Ventures’ involvement, continue to operate as they did prior to our initial public offering. We continue to manage operations for critical functions such as merchandise buying, planning and allocation, distribution and store operations. Under the shared services agreement, which became effective as of January 30, 2005, Retail Ventures provided us with key services relating to import administration, risk management, tax, financial services, shared benefits administration and payroll. Additionally, Retail Ventures maintains insurance for us and for our directors, officers, and employees. In turn, we provide several subsidiaries of Retail Ventures with services relating to planning and allocation support, distribution services and transportation management, and information technology.

The current term of the shared services agreement will expire at the end of fiscal 2008. RVI and DSW are in the process of negotiating the transfer of the following shared service departments to DSW: Finance, Internal Audit, Tax, Human Resource Information Systems and Risk Management. The companies have taken steps to begin the transfer of employees in these departments to DSW, however the definitive terms and conditions of the transfer to DSW and the provision of these departments’ services by DSW to RVI have not yet been agreed upon.

The costs associated with many of these shared services are allocated among the parties based upon the percent of a parties’ sales compared to all RVI and DSW sales, or, in some cases, a usage based charge. In January 2008, RVI disposed of an 81% ownership interest in Value City. Since the closing of this transaction, Value City has closed some stores and has informed us that it plans to close some additional existing stores. In the event that Value City significantly reduces or ceases operations, its allocation percentage of shared expenses would decrease, which would increase DSW’s allocation percentage of shared service expenses. Additionally, in the event that Value City significantly reduces or ceases operations, DSW would not be able to allocate as much or any expense to RVI relating to Value City’s utilization of information technology and shoe processing services. This increased allocation percentage and reduction in expense allocation could be material and have a negative effect on DSW’s results of operations and financial condition.

With respect to each shared service, we cannot reasonably anticipate whether the services will be shared for a period shorter or longer than the initial term.

On December 5, 2006, Retail Ventures, Retail Ventures Services, Inc., Value City and Filene’s Basement, collectively the “RVI Entities”, entered into an IT Transfer and Assignment Agreement (the “IT Transfer Agreement”) with us. Under the terms of the IT Transfer Agreement, the RVI Entities transferred certain information technology contracts to us. The IT Transfer Agreement was effective as of October 29, 2006.

Also, on December 5, 2006, we entered into an Amended and Restated Shared Services Agreement with Retail Ventures, effective as of October 29, 2006 (the “Amended Shared Services Agreement”). Under the terms of the Amended Shared Services Agreement, we provide information technology services to Retail Ventures and its subsidiaries, including Value City and Filene’s Basement.

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

We have been included in the Consolidated Group for periods in which Retail Ventures owned at least 80% of the total voting power and value of our outstanding stock. Following completion of our initial public offering in July 2005, we are no longer included in the Consolidated Group. Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, although the tax separation agreement allocates tax liabilities between us and Retail Ventures, for any period in which we were included in the Consolidated Group or a Combined Group, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of the Consolidated Group or a Combined Group.

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

Critical Accounting Policies and Estimates

As discussed in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets (including intangible assets), estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, customer loyalty program, investments, income taxes, contingencies, litigation and revenue recognition. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, we determined that we had accumulated enough historical data to recognize income from gift card breakage. We recognized $0.3 million as miscellaneous income from gift card breakage in fiscal 2007. Prior to the fourth quarter of fiscal 2007, we had not recognized any income from gift card breakage.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at realizable value were $26.5 million and $21.2 million at the end of fiscal 2007 and fiscal 2006, respectively.

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

•	Asset Impairment and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on discounted cash flow. Any impairment loss realized is included in cost of sales. The amount of impairment losses recorded during fiscal years 2007, 2006, and 2005 were $2.1 million, $0.8 million, and $0.2 million, respectively. We believe at this time that the long-lived assets’ carrying amounts and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated utilizing claims development estimates based on historical experience and other factors. Workers’ compensation and general liability insurance estimates are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by less than $0.1 million. The self-insurance reserves were $1.4 million and $1.7 million at February 2, 2008 and February 3, 2007, respectively.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which program members receive a discount on future purchases. During the third quarter of fiscal 2006 we re-launched our loyalty program, which included changing: the name from “Reward Your Style” to “DSW Rewards”, the point threshold to receive a certificate and the certificate amounts. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. The changes were designed to improve customer awareness, customer loyalty and our ability to communicate with our customers. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of February 2, 2008 and February 3, 2007 was $6.4 million and $5.0 million, respectively.

•	Investments. Investments, which include demand notes and auction rate securities, are classified as available-for-sale securities. These demand notes and auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 3 to 189 days. All income generated from these investments is recorded as interest income.

We record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other-than-temporary. In determining whether an other-than-temporary impairment has occurred, we review information about the underlying investment that is publicly available and assess our ability to hold the securities for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Any other-than-temporary impairment charge could materially affect our results of operations.

As of February 2, 2008 and February 3, 2007, we held $70.0 million and $98.7 million, respectively, in short-term investments. As of February 2, 2008, we held $12.5 million in long-term investments and we held no long-term investments as of February 3, 2007. Our long-term investment balance includes $10.0 million in auction rate securities that failed at auction after February 2, 2008 and were presented as long-term as it is unknown if we will be able to liquidate these securities within one year.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. In fiscal 2007, we established a valuation allowance of $0.6 million as we determined it is more likely than not that certain state deferred tax assets will not be realized.

Results of Operations

As of February 2, 2008, we operated 259 DSW stores and leased departments in 278 Stein Mart stores, 63 Gordmans stores, 36 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in two segments, defined as DSW stores and leased departments. The leased departments are comprised of leased departments at Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	For the Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(52 Weeks)	(53 Weeks)	(52 Weeks)

Net sales	100.0%	100.0%	100.0%
Cost of sales	(73.7)	(71.4)	(72.4)

Gross profit	26.3	28.6	27.6
Operating expenses	(20.5)	(20.7)	(21.5)

Operating profit	5.8	7.9	6.1
Interest income (expense), net	0.4	0.5	(0.6)

Earnings before income taxes	6.2	8.4	5.5
Income tax provision	(2.4)	(3.3)	(2.3)

Net income	3.8%	5.1%	3.2%

Fiscal Year Ended February 2, 2008 (Fiscal 2007) Compared to Fiscal Year Ended February 3, 2007 (Fiscal 2006)

Net Sales.  Net sales for the fifty-two weeks ended February 2, 2008 increased by 9.9%, or $126.6 million, to $1.41 billion from $1.28 billion in the fifty-three week period ended February 3, 2007.

	February 2,	February 3,
	2008	2007

DSW Stores	$1.23 billion	$1.15 billion
Leased Departments	$0.18 billion	$0.13 billion

	$1.41 billion	$1.28 billion

The increase includes the impact of a net increase of 36 new DSW stores, 12 non-affiliated leased departments and 6 Filene’s Basement leased departments during fiscal 2007. Leased department sales comprised 12.5% of total net sales in fiscal 2007, compared to 10.2% in fiscal 2006. As compared to fiscal 2006, DSW stores that were new in fiscal 2007 added $66.3 million in sales, which was partially offset by a decrease in sales of $17.1 million from DSW stores that closed in fiscal 2006 and 2007. As compared to fiscal 2006, leased departments that were new in fiscal 2006, primarily the Stein Mart leased departments opened in January 2007, added $44.3 million in sales. Increases in other store classes were offset by decreases due to the impact of the 53rd week as compared to fiscal 2006.

Our comparable store sales in fiscal 2007 decreased 0.8%, or $8.9 million, compared to the previous fiscal year. Compared with fiscal 2006, DSW comparable store sales for fiscal 2007 decreased in women’s and men’s by 1.0% and 2.1%, respectively, while increasing in athletic and accessories by 1.0% and 4.3%, respectively.

Gross Profit.  Gross profit increased $3.7 million to $370.1 million in fiscal 2007 from $366.4 million in fiscal 2006, and decreased as a percentage of net sales from 28.6% in fiscal 2006 to 26.3% in fiscal 2007.

	February 2,	February 3,
	2008	2007

DSW Stores	28.0%	29.9%
Leased Departments	14.7%	17.3%

	26.3%	28.6%

The percentage decrease in gross profit for DSW stores is attributable to an increase in markdowns and an increase in store occupancy expenses which were partially offset by an increase in initial mark-up. The increase in markdowns in fiscal 2007 were a result of increased promotional activity as compared to fiscal 2006. Store occupancy expense increased to 12.9% of net sales in 2007 from 12.2% of net sales in fiscal 2006 due to increases in rent and other occupancy charges.

The percentage decrease in gross profit for leased departments is a result of an increase in markdowns partially offset by an increase in initial mark-up.

Operating Expenses.  For fiscal 2007, operating expenses increased $23.2 million to $288.8 million from $265.6 million in fiscal 2006, which represented 20.5% and 20.7% of net sales, respectively. The increase in operating expenses was a result of net increases in home office expenses (excluding bonus expense and e-commerce expenses) of $17.7 million, $3.0 million of professional fees and $6.0 million of expenses related to the start-up of our e-commerce channel. The DSW stores and leased departments that opened subsequent to February 3, 2007 added $12.3 million and $0.2 million, respectively, in expenses in fiscal 2007. These expenses exclude pre-opening and occupancy (excluding depreciation and amortization) expenses. The increases in operating expenses were partially offset by the decrease of bonus expense of $14.4 million and of a decrease in marketing expenses as compared to fiscal 2006 due to nonrecurring expenses related to the change in the loyalty program in 2006.

Operating Profit.  Operating profit was $81.3 million in fiscal 2007, compared to $100.7 million in fiscal 2006, and decreased as a percentage of net sales from 7.9% in fiscal 2006 to 5.8% in fiscal 2007. As a percent of sales, the decrease in operating profit was a result of a decrease in gross profit.

Interest Income (Expense), Net.  Interest income, net of interest expense, was $6.0 million in fiscal 2007 compared to interest income, net of interest expense, of $6.9 million in fiscal 2006. Interest income for the fiscal year was the result of investment activity from funds generated from operations.

Income Taxes.  Our effective tax rate for fiscal 2007 was 38.4%, compared to 39.2% for fiscal 2006. Of the 0.8% decrease in the tax rate, 1.7% is related to our investment in tax exempt securities, 0.1% is due to changes in the state statutory rate, however these decreases were partially offset by expense of 0.6% related to the valuation allowance and 0.4% related to other various adjustments.

Fiscal Year Ended February 3, 2007 (Fiscal 2006) Compared to Fiscal Year Ended January 28, 2006 (Fiscal 2005)

Net Sales.  Net sales for the fifty-three weeks ended February 3, 2007 increased by 11.8%, or $135.0 million, to $1.28 billion from $1.14 billion in the fifty-two week period ended January 28, 2006.

	February 3,	January 28,
	2007	2006

DSW Stores	$1.15 billion	$1.02 billion
Leased Departments	$0.13 billion	$0.12 billion

	$1.28 billion	$1.14 billion

The increase includes the impact of a 53rd week in fiscal 2006 and a net increase of 24 new DSW stores, 117 non-affiliated leased departments and five Filene’s Basement leased departments, during fiscal 2006. The new DSW locations added $53.3 million in sales compared to fiscal 2005, while the new leased departments added $6.6 million in sales. Leased department sales comprised 10.2% of total net sales in fiscal 2006, compared to 10.5% in fiscal 2005.

Our comparable store sales in fiscal 2006 improved 2.5%, or $26.8 million, compared to the previous fiscal year. Compared with fiscal 2005, DSW comparable store sales for fiscal 2006 increased in women’s, athletic, and accessories by 3.0%, 5.8%, and 1.8%, respectively, while decreasing in men’s by 0.1%. In the women’s category, the casual class was the best performing group while athletic increases are still driven by the fashion class. In accessories, positive results from our ongoing product offerings were partially offset by the transition to a consignment program for our shoe care products. In men’s, positive seasonal results were offset by negatives in the dress and casual classifications.

Gross Profit.  Gross profit increased $50.7 million to $366.4 million in fiscal 2006 from $315.7 million in fiscal 2005, and increased as a percentage of net sales from 27.6% in fiscal 2005 to 28.6% in fiscal 2006.

	February 3,	January 28,
	2007	2006

DSW Stores	29.9%	29.1%
Leased Departments	17.3%	14.6%

	28.6%	27.6%

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

Operating Expenses.  For fiscal 2006, operating expenses increased $20.0 million to $265.6 million from $245.6 million in fiscal 2005, which represented 20.7% and 21.5% of net sales, respectively. The percentage decrease results from reductions in marketing and preopening costs of $9.0 million and $0.5 million, respectively. The marketing favorability was the result of a positive variance related to the “Reward Your Style” loyalty program compared with the prior fiscal year, resulting in a $7.1 million year over year impact. We were also able to reduce our marketing spend by realizing efficiencies in our media buying and moving some marketing services in house. Additional favorability in the reduced operating percent is that operating costs for fiscal 2005 included a charge of $6.5 million related to an accrual of potential losses related to the theft of credit card and other purchase information. Those positive factors were offset by an increase in store expense of $16.3 million and personnel related expenses in our home office of $18.3 million. The store expense increase is due to new stores and remained at 12% of sales compared to the prior year. The personnel expenses include additional headcount and related costs, additional incentive compensation, and the costs related to adoption of SFAS 123R. In total, the home office expense increase over the prior year was approximately 1.2% of sales.

Operating Profit.  Operating profit was $100.7 million in fiscal 2006, compared to $70.1 million in fiscal 2005, and increased as a percentage of net sales from 6.1% in fiscal 2005 to 7.9% in fiscal 2006. Operating profit was positively affected by the increase in gross profit, the reduction in marketing and preopening expenses and the accrual of potential losses related to the theft of credit card and other purchase information that was incurred in the prior fiscal year.

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

Liquidity and Capital Resources

Overview

Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our expansion, improving our information systems, infrastructure growth, and the remodeling of existing stores. In fiscal 2006, we began our expansion into additional office space, which was completed in the first half of fiscal 2007. The transfer of technology services to DSW has placed increased capital demands on us related to both our investment in infrastructure and those investments needed for the shared services infrastructure. We believe that we will be able to continue to fund our operating requirements and the expansion of our business pursuant to our growth strategy in the future with existing cash and investments, cash flows from operations and borrowings under our secured revolving credit facility, if necessary.

$150 Million Secured Revolving Credit Facility.  We have a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. Our facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under this credit facility are secured by a lien on substantially all of our and our subsidiary’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At February 2, 2008 and February 3, 2007, $134.3 million and $136.6 million, respectively, were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. At February 2, 2008 and February 3, 2007, $15.7 million and $13.4 million in letters of credit, respectively, were issued and outstanding.

Auction Rate Securities.  As of February 2, 2008, $38.0 million of our $82.5 million in total investments was invested in auction rate securities. We have reduced our investment in auction rate securities to $13.7 million as of March 31, 2008. Due to auction failures limiting the liquidity of our investments, we have presented $10.0 million of our investment in auction rate securities as long-term investments as of February 2, 2008 that were previously classified as short term investments. We believe that the current lack of liquidity relating to our auction rate securities will have no impact on our ability to fund our ongoing operations and growth initiatives.

Operating Activities

Net cash provided by operations in fiscal 2007 was $70.9 million, compared to $88.2 million for fiscal 2006. Net working capital decreased $16.0 million to $282.7 million at February 2, 2008 from $298.7 million at February 3, 2007. Current ratios at those dates were 2.7 and 2.9, respectively. The decrease of $17.3 million net cash provided by operations during fiscal 2007 as compared to the prior year is primarily due to a decrease in net income. Other changes include an increase in inventory due to new stores, an increase in receivables related to tenant and construction allowances and a decrease in accrued expenses due to a decrease in accrued bonuses, partially offset by increases in accounts payable and tenant and construction allowances related to new stores.

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

We operate all our stores, our primary distribution center, our fulfillment center and our corporate office space from leased facilities. Lease obligations are accounted for as operating leases. We disclose in the notes to the financial statements included elsewhere in this Annual Report on Form 10-K the minimum payments due under operating leases.

Investing Activities

For fiscal 2007, our cash used in investing activities amounted to $82.8 million compared to $140.5 million for fiscal 2006. During the year ended February 2, 2008, $209.9 million of cash was used to purchase available-for-sale securities while $226.0 million of cash was generated by the sale of available-for-sale securities. During fiscal 2007, we had capital expenditures of $102.5 million, of which $99.0 million was paid during fiscal 2007. Of this amount, we incurred $45.7 million for new stores and remodels of existing stores, $15.1 million related to the corporate office expansion and warehouses, $26.3 million related to the start-up of our e-commerce channel and $15.4 million related to information technology equipment upgrades and new systems, excluding the e-commerce channel. Cash used for capital expenditures was $41.9 million and $25.3 million for fiscal 2006 and fiscal 2005, respectively. In fiscal 2006, costs were primarily related to new stores, our additional home office space, store remodels and fixtures for the additional Stein Mart locations.

We expect to spend approximately $90 million for capital expenditures in fiscal 2008. Our future investments will depend heavily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. In fiscal 2007, we opened 37 new DSW stores. We plan to open at least 30 stores per year in each fiscal year from fiscal 2008 through fiscal 2010. During fiscal 2007, the average investment required to open a typical new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.9 million and pre-opening advertising and other pre-opening expenses typically accounted for $0.1 million.

Financing Activities

For fiscal 2007, our net cash provided by financing activities was $0.6 million, compared to $0.8 million for fiscal 2006, and $32.4 million in fiscal 2005. The cash provided of $32.4 million in fiscal 2005 was primarily the result of the proceeds from the sale of stock from our IPO, offset by the amounts we paid to Retail Ventures for our intercompany indebtedness arising from our dividends to Retail Ventures and the repayment of our obligations under our prior credit facilities.

Contractual Obligations

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

The following table provides aggregated information about contractual obligations and other long-term liabilities as of February 2, 2008 (amounts in thousands):

	Payments due by Period
						No
		Less Than	1 - 3	3 - 5	More Than	Expiration
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Date

Operating lease obligations(1)	$1,010,271	$121,337	$245,558	$214,350	$429,026	$
Construction commitments(2)	5,835	5,835
Purchase obligations(3)	16,042	3,367	6,540	6,135
FIN 48 obligations(4)	3,941				3,941

Total	$1,036,089	$130,539	$252,098	$220,485	$432,967	$

(1)	Many of our operating leases require us to pay for common area maintenance costs and real estate taxes. These costs and taxes vary year by year and are based almost entirely on actual costs incurred and taxes paid by the landlord. As such, they are not included in the lease obligations presented above.

(2)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of February 2, 2008.

(3)	Many of our purchase obligations are cancelable by us without payment or penalty, and we have excluded such obligations, along with all associate employment and intercompany obligations.

(4)	The amount of FIN 48 obligations as of February 2, 2008 is $3.9 million, including approximately $0.9 million of accrued interest and penalties. Uncertain tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The balance of the uncertain tax benefits are included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

We had outstanding letters of credit that totaled approximately $15.7 million at February 2, 2008. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of February 2, 2008, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $5.8 million as of February 2, 2008. In addition, as of February 2, 2008, we have signed 37 lease agreements for new store locations with annual rent of approximately $12.8 million. In connection with the new lease agreements, we expect to receive approximately $10.6 million of construction and tenant allowances, which reimburses us for expenditures at these locations.

Recent Accounting Pronouncements

Recent Accounting Pronouncements and their impact on DSW are disclosed in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. We have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC, as of February 2, 2008.

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

Our cash and equivalents have maturities of 90 days or less. Our short-term investments have variable interest rates that typically reset every 3 to 189 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates.

As of February 2, 2008, we had $38.0 million invested in auction rate securities and were able to successfully decrease our investment to $13.7 million as of March 31, 2008. Due to auction failures limiting the liquidity of our investment, we have reclassified $10.0 million of investment in auction rate securities to long-term investments as of February 2, 2008. While recent failures in the auction process have affected our ability to access these funds, we do not believe that the underlying securities have been impaired. We expect to continue to earn interest at the prevailing rates on our remaining auction rate securities.

As of February 2, 2008, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

Management assessed the effectiveness of our internal control system as of February 2, 2008. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that it maintained effective internal control over financial reporting, as of February 2, 2008.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report covering our internal control over financial reporting, as stated in its report which begins on page F-1 of this Annual Report.

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), are incorporated herein by reference to satisfy the remaining information required by this Item

Other

Mr. Schottenstein, our Chairman and Chief Executive Officer, and Mr. Probst, our Executive Vice President and Chief Financial Officer have issued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and applicable Securities and Exchange Commission regulations with respect to this Annual Report on Form 10-K. The full text of the certifications are set forth in Exhibit 31 and 32 to this Annual Report on Form 10-K.

Mr. Schottenstein submitted his annual certification to the NYSE on June 19, 2007, stating that he was not aware of any violation by the Company of the NYSE’s corporate governance standards, as required by Section 303A.12(a) of the NYSE listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION

In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF MANAGEMENT” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in the Proxy Statement are incorporated herein by reference. The “REPORT OF THE COMPENSATION COMMITTEE” shall not be deemed to be incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Table

The following table sets forth additional information as of February 2, 2008, about our Class A Common Shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Number of Securities
	Number of Securities			Remaining Available
	to be Issued		Weighted-Average	for Issuance Under
	Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column
Plan Category	(a)		(b)	(a))(c)

Equity compensation plans approved by security holders(1)	1,708,991	(2)	$28.65	2,832,000
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,708,991		$28.65	2,832,000

(1)	DSW Inc. 2005 Equity Incentive Plan.

(2)	Includes 1,519,955 shares issuable pursuant to the exercise of outstanding stock options, 151,100 shares issuable pursuant to restricted stock units, and 37,936 shares issuable pursuant to director stock units. Since the restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”, and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3), the information contained under the caption “AUDIT AND OTHER SERVICE FEES” in the definitive Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

15(a)(1) Financial Statements

The documents listed below are filed as part of this Form 10-K:

Page in
Form 10-K

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at February 2, 2008 and February 3, 2007	F-3
Consolidated Statements of Income for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-4
Consolidated Statements of Shareholders’ Equity for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-5
Consolidated Statements of Cash Flows for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-6
Notes to Consolidated Financial Statements	F-7

15(a)(2) Consolidated Financial Statement Schedules:
The schedule listed below is filed as part of this Form 10-K:
Schedule II. Valuation and Qualifying Accounts	S-1

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

DSW INC.

By: /s/ Douglas J. Probst
Douglas J. Probst,
Executive Vice President and Chief Financial Officer

April 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay L. Schottenstein Jay L. Schottenstein	Chairman and Chief Executive Officer (Principal Executive Officer)	April 17, 2008

/s/ Douglas J. Probst Douglas J. Probst	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2008

* Elaine Eisenman	Director	April 17, 2008

* Carolee Friedlander	Director	April 17, 2008

* Joanna T. Lau	Director	April 17, 2008

* Roger Markfield	Director	April 17, 2008

* Philip B. Miller	Director	April 17, 2008

* James D. Robbins	Director	April 17, 2008

Signature		Title	Date

* Harvey L. Sonnenberg		Director	April 17, 2008

* Allan J. Tanenbaum		Director	April 17, 2008

* Heywood Wilansky		Director	April 17, 2008

*By:	/s/ Douglas J. Probst Douglas J. Probst, (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DSW Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of DSW Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the DSW Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  DELOITTE & TOUCHE LLP

Columbus, Ohio
April 16, 2008

DSW INC.

CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
	2008	2007
	(In thousands,
	except share amounts)

ASSETS
Cash and equivalents	$61,801	$73,205
Short term investments	70,005	98,650
Accounts receivable, net	11,805	4,661
Accounts receivable from related parties	2,538	3,623
Inventories	262,037	237,737
Prepaid expenses and other assets	23,134	22,049
Deferred income taxes	20,302	18,046

Total current assets	451,622	457,971

Property and equipment — at cost:
Furniture, fixtures and equipment	183,743	119,976
Leasehold improvements	125,459	93,174

Total property and equipment	309,202	213,150
Less accumulated depreciation	(116,430)	(96,278)

Property and equipment — net	192,772	116,872
Long term investments	12,500
Goodwill	25,899	25,899
Tradenames and other intangibles, net	4,522	5,355
Deferred income taxes and other assets	6,567	2,206

Total assets	$693,882	$608,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$113,605	$89,806
Accounts payable to related parties	990	5,161
Accrued expenses:
Compensation	3,536	17,288
Taxes	9,881	10,935
Gift cards and merchandise credits	14,231	11,404
Other	26,662	24,673

Total current liabilities	168,905	159,267

Deferred income taxes and other non-current liabilities	91,497	74,457
Commitments and contingencies
Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,263,569 and 16,238,765 issued and outstanding, respectively	288,365	283,108
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	145,115	91,471

Total shareholders’ equity	433,480	374,579

Total liabilities and shareholders’ equity	$693,882	$608,303

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED FEBRUARY 2, 2008, FEBRUARY 3, 2007 AND JANUARY 28, 2006

	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands, except per share amounts)

Net sales	$1,405,615	$1,279,060	$1,144,061
Cost of sales	(1,035,480)	(912,709)	(828,342)

Gross profit	370,135	366,351	315,719
Operating expenses	(288,814)	(265,637)	(245,607)

Operating profit	81,321	100,714	70,112
Non-related parties interest expense	(1,178)	(614)	(2,302)
Related parties interest expense			(6,591)

Total interest expense	(1,178)	(614)	(8,893)

Interest income	7,148	7,527	1,388

Interest income (expense), net	5,970	6,913	(7,505)

Earnings before income taxes	87,291	107,627	62,607
Income tax provision	(33,516)	(42,163)	(25,426)

Net income	$53,775	$65,464	$37,181

Basic and diluted earnings per share:
Basic	$1.22	$1.49	$1.00
Diluted	$1.21	$1.48	$1.00
Shares used in per share calculations:
Basic	43,953	43,914	37,219
Diluted	44,273	44,222	37,347

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 2, 2008, FEBRUARY 3, 2007 AND JANUARY 28, 2006

	Number of
	Class A	Class B	Class A	Class B		Deferred
	Common	Common	Common	Common	Retained	Compensation
	Shares	Shares	Shares	Shares	Earnings	Expense	Total
	(In thousands)

Balance, January 29, 2005		27,703		$101,442	$77,384		$178,826

Sale of stock	16,172		$277,963				277,963
Net income					37,181		37,181
Dividend to parent				(101,442)	(88,558)		(190,000)
Restricted stock units granted			2,686			$(2,686)
Amortization of deferred compensation expense						276	276
Stock units granted	17		447				447
Exercise of stock options	1		23				23

Balance, January 28, 2006	16,190	27,703	$281,119	$0	$26,007	$(2,410)	$304,716

Net income					65,464		65,464
Reclassification of unamortized deferred compensation			(2,410)			2,410
Stock units granted	11		314				314
Exercise of stock options	31		601				601
Exercise of restricted stock units, net of settlement of taxes	7		(126)				(126)
Excess tax benefit related to stock options exercised			194				194
Stock based compensation expense, before related tax effects			3,416				3,416

Balance, February 3, 2007	16,239	27,703	$283,108	$0	$91,471	$0	$374,579

Net income					53,775		53,775
Cumulative effect of FIN 48 adoption					(131)		(131)
Stock units granted	10		347				347
Exercise of stock options	8		64				64
Exercise of restricted stock units, net of settlement of taxes	7		(60)				(60)
Excess tax benefit related to stock options exercised			488				488
Stock based compensation expense, before related tax effects			4,212				4,212
Other			206				206

Balance, February 2, 2008	16,264	27,703	$288,365	$0	$145,115	$0	$433,480

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 2, 2008, FEBRUARY 3, 2007 AND JANUARY 28, 2006

	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$53,775	$65,464	$37,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,055	20,686	19,444
Amortization of debt issuance costs	118	118	613
Amortization of deferred compensation expense			276
Stock based compensation expense	4,212	3,416
Deferred income taxes	(5,605)	2,372	2,084
Loss on disposal of assets	230	790	691
Impairment charges	2,081	832	234
Grants of director stock units	347	314	447
Other noncurrent liabilities	3,117	3,841	(419)
Change in working capital, assets and liabilities:
Accounts receivable	(6,059)	(4,196)	(1,797)
Inventories	(24,300)	(21,039)	(8,683)
Prepaid expenses and other assets	(2,426)	(10,725)	(5,815)
Advances to/from affiliates			23,676
Accounts payable	16,132	8,888	13,207
Accrued expenses	(9,819)	9,916	17,337
Proceeds from construction and tenant allowances	14,002	7,491	10,781

Net cash provided by operating activities	70,860	88,168	109,257

Cash flows from investing activities:
Cash paid for property and equipment	(98,950)	(41,882)	(25,344)
Purchases of available-for-sale investments	(209,855)	(188,250)
Maturities and sales from available-for-sale investments	226,000	89,600
Acquisition of tradename	(21)
Proceeds from sale of property and equipment	10	15	91

Net cash used in investing activities	(82,816)	(140,517)	(25,253)

Cash flows from financing activities:
Proceeds from sale of stock			277,963
Payment of note to parent			(190,000)
Net decrease in revolving credit facility			(55,000)
Debt issuance costs			(570)
Proceeds from exercise of stock options	64	601	23
Excess tax benefit — related to stock option exercises	488	194

Net cash provided by financing activities	552	795	32,416

Net (decrease) increase in cash and equivalents	(11,404)	(51,554)	116,420
Cash and equivalents, beginning of period	73,205	124,759	8,339

Cash and equivalents, end of period	$61,801	$73,205	$124,759

The accompanying Notes are an integral part of the Consolidated Financial Statements

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Business Operations — DSW Inc. (“DSW”) and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as DSW or the “Company”. On June 29, 2005, DSW commenced an initial public offering (“IPO”) that closed on July 5, 2005. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. At February 2, 2008, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 63.0% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares.

DSW operates in two segments, DSW stores and leased departments, and sells better-branded footwear in both. DSW stores also sell accessories. As of February 2, 2008, DSW operated a total of 259 stores located throughout the United States as one segment. These DSW stores offer a wide selection of better-branded dress, casual and athletic footwear for men and women. During the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006, DSW opened 37, 29, and 29 new DSW stores, respectively, and during the year ended January 28, 2006, DSW re-categorized two DSW/Filene’s Basement combination locations from the DSW stores segment to the leased segment. DSW also operates leased departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. The Company entered into supply agreements to merchandise the non-affiliated departments in Stein Mart, Gordmans and Frugal Fannie’s stores as of July 2002, June 2004 and September 2003, respectively. On May 30, 2006, the Company entered into an Amended and Restated Supply Agreement to supply shoes to all Stein Mart stores that have shoe departments. As of February 3, 2007, all of the additional Stein Mart locations were converted to DSW leased departments. DSW has operated leased departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures, since its acquisition by Retail Ventures in March 2000. Effective as of January 30, 2005, the contractual arrangement with Filene’s Basement was updated and reaffirmed. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement) and provides supervisory assistance in these covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. DSW pays a percentage of net sales as rent. As of February 2, 2008, DSW supplied merchandise to 278 Stein Mart stores, 63 Gordmans stores, one Frugal Fannie’s store, and 36 Filene’s Basement stores.

Fiscal Year — The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal years 2007 and 2005 consisted of 52 weeks. Fiscal year 2006 consisted of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, recoverability of long-lived assets and establishing reserves for self-insurance. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Financial Instruments — The following assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Equivalents — Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables, which generally settle within three days. The carrying amounts approximate fair value.

Investments — Investments, which include demand notes and auction rate securities, are classified as available-for-sale securities. These demand notes and auction rate securities are recorded at cost and have variable interest rates that typically reset every 3 to 189 days. All income generated from these investments is recorded as interest income.

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates its investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss. The company did not recognize any impairment on investments during fiscal 2007, fiscal 2006 or fiscal 2005. Please see Note 6 for additional discussion of the Company’s investment in auction rate securities.

Accounts Receivable — Accounts receivable are classified as current assets because the average collection period is generally less than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates.

Concentration of Credit Risk — Financial instruments, which principally subject the Company to concentration of credit risk, consist of cash, equivalents, and short term investments. The Company invests excess cash when available through financial institutions in overnight investments. At times, such amounts may be in excess of FDIC insurance limits. The Company also maintains auction rate securities and demand notes with a creditworthy institution.

Concentration of Vendor Risk — During fiscal years 2007, 2006, and 2005, merchandise supplied to the Company by three key vendors accounted for approximately 21%, 22%, and 22% of net sales.

Inventories — Merchandise inventories are stated at realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Reserves to value inventory at realizable value were $26.5 million and $21.2 million at the end of fiscal years 2007 and 2006, respectively.

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

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation determined by the straight-line method over the expected useful lives of the assets. The straight-line method is used to amortize such capitalized costs over the lesser of the expected useful life of the asset or the life of the lease. The estimated useful lives of furniture, fixtures and equipment are 3 to 10 years.

Asset Impairment and Long-Lived Assets — The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on discounted cash flow. Should an impairment loss be realized, it will be included in cost of sales. The Company expensed $2.1 million, $0.8 million, and $0.2 million in fiscal 2007, 2006, and 2005 respectively, of identified store assets where the recorded value could not be supported by projected future cash flows. The impairment charges were recorded within the DSW stores segment.

Self-insurance Reserves — The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date.

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Health and welfare estimates are calculated quarterly, utilizing claims development estimates based on historical experience and other factors. Workers’ compensation and general liability estimates are calculated semi-annually utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability. Although the Company does not anticipate the amounts ultimately paid will differ significantly from the estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual at February 2, 2008, by less than $0.1 million. The self-insurance reserves were $1.4 million and $1.7 million at the end of fiscal 2007 and 2006, respectively.

Goodwill — Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired and is related to the DSW Stores segment. Goodwill is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Stock-Based Compensation — For purposes of applying the provisions of SFAS No. 123(R), Share Based Payment (“FAS 123R”), the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. See Note 4 for a detailed discussion of stock-based compensation.

Tradenames and Other Intangible Assets — Tradenames and other intangible assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $8.4 million and $7.5 million at February 2, 2008 and February 3, 2007, respectively.

The asset value and accumulated amortization of intangible assets is as follows:

	February 2,	February 3,
	2008	2007
	(Dollars in thousands)

Not subject to amortization
Domain names	$21	$—
Subject to amortization
Tradenames:
Gross asset	$12,750	$12,750
Accumulated amortization	(8,287)	(7,437)

Subtotal	$4,463	$5,313
Useful life	15 years	15 years
Favorable leases:
Gross asset	$140	$140
Accumulated amortization	(102)	(98)

Subtotal	$38	$42
Useful life	14 years	14 years
Tradenames and other intangible assets, net	$4,522	$5,355

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate amortization expense for the current and each of the five succeeding years is as follows:

(In thousands)

Fiscal Year
2007	$854
2008	$854
2009	$854
2010	$854
2011	$854
2012	$854

Income Taxes — Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of February 2, 2008, the Company recorded a valuation allowance of $0.6 million. As of February 3, 2007, the Company did not have a valuation allowance.

Deferred Rent — Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts included in the other noncurrent liabilities caption were $29.3 million and $26.0 million, at February 2, 2008 and February 3, 2007, respectively.

Construction and Tenant Allowances — The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These allowances are included in the caption other non-current liabilities and were $58.8 million and $48.4 million, at February 2, 2008 and February 3, 2007, respectively.

Sales and Revenue Recognition — Sales of merchandise are net of returns and sales tax. Revenues from the Company’s retail operations are recognized at the later of point of sale or delivery of goods to the customer. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, the Company determined that it accumulated enough historical data to recognize income from gift card breakage. The Company recognized $0.3 million as miscellaneous income from gift card breakage in fiscal 2007. Prior to the fourth quarter of fiscal 2007, the Company had not recognized any income from gift card breakage.

As of February 2, 2008, the Company supplies footwear, under supply arrangements, to 36 Filene’s Basement stores and 342 locations for three non-related retailers. Sales for these leased supply locations are net of returns and sales tax, as reported by the lessor, and are included in net sales. Leased department sales represent 12.5%, 10.2%, and 10.5% of total net sales for fiscal 2007, 2006 and 2005, respectively.

Cost of Sales — In addition to the cost of merchandise, the Company includes in the cost of sales expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation). Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution center, which are primarily payroll-related taxes and benefits. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities and maintenance and other operating costs that are passed to the Company from the landlord. Distribution costs include the transportation of merchandise to the distribution center and from the distribution center to the Company’s stores. Store occupancy costs include rent,

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilities, repairs, maintenance, insurance and janitorial costs and other costs associated with licenses and occupancy-related taxes, which are primarily real estate taxes passed to the Company by its landlords.

Operating Expenses  — Operating expenses include expenses related to store management and store payroll costs, advertising, leased department operations, store depreciation and amortization, pre-opening advertising and other pre-opening costs (which are expensed as incurred), corporate expenses for buying services, information services, depreciation expense for corporate cost centers, marketing, insurance, legal, finance, outside professional services, allocable costs from our parent and other corporate related departments, and benefits for associates and related payroll taxes. Corporate level expenses are primarily attributable to operations at the corporate offices in Columbus, Ohio.

Other Operating Income — The amount recorded in fiscal years 2007, 2006, and 2005 was $4.8 million, $3.0 million, and $0.9 million, respectively. Other operating income is included in Operating Expenses in the income statement. Other operating income consists primarily of income from consignment sales, income from gift card breakage, and insurance proceeds.

Customer Loyalty Program — The Company maintains a customer loyalty program for the DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, the members receive certificates for these discounts which must be redeemed within six months. During the third quarter of fiscal 2006, DSW re-launched the loyalty program, which included changing: the name from “Reward Your Style” to “DSW Rewards”, the point threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and its ability to communicate with its customers. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of February 2, 2008 and February 3, 2007 was $6.4 million and $5.0 million, respectively.

Pre-Opening Costs — Pre-opening costs associated with opening or remodeling of stores are expensed as incurred. Pre-opening costs expensed were $6.3 million, $7.2 million and $7.7 million for fiscal 2007, 2006 and 2005, respectively.

Marketing Expense — The cost of advertising is expensed as incurred or when the advertising first takes place. Marketing costs were $28.9 million, $29.0 million and $38.0 million in fiscal 2007, 2006 and 2005, respectively.

Legal Proceedings and Claims — The Company is involved in various legal proceedings that are incidental to the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, DSW records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. See Note 10 for a discussion of legal matters outstanding as of February 2, 2008.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) and in May 2007, the FASB issued FASB Staff Position FIN 48-1 Definition of Settlement in FASB Interpretation No. 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more likely than not recognition threshold is measured to determine that amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 provides for a cumulative effect of a change in accounting principle to be recorded as an adjustment to the opening balance of retained earnings upon the initial adoption. DSW adopted FIN 48 effective

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 4, 2007. For fiscal 2007, the Company recorded a $0.1 million adjustment to retained earnings related to the adoption of FIN 48. See Note 12 for additional disclosures related to FIN 48.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has provided a one-year deferral for the implementation of FAS 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. DSW is currently evaluating the impact this statement may have on its consolidated financial statements.

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

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations, (“FAS 141R”), FAS 141R establishes a framework for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. Adoption of FAS 141R will not impact DSW’s consolidated financial statements.

2.	OWNERSHIP

On July 5, 2005, DSW sold 16,171,875 Class A Common shares raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. DSW used the net proceeds of the offering to repay $196.6 million of intercompany indebtedness, including interest, owed to RVI and for working capital and general corporate purposes, including the paying down of $20.0 million outstanding on Value City’s old secured revolving credit facility and $10.0 million intercompany advance. The 410.09 common shares of DSW held by RVI outstanding at January 29, 2005 were changed to 27,702,667 Class B common shares. At February 2, 2008, Retail Ventures owned approximately 63.0% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares.

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

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	RELATED PARTY TRANSACTIONS

The Company leases certain store, office space and distribution center locations owned by Schottenstein Stores Corporation, (“SSC”) as described in Note 5. There were no purchases from affiliates in fiscal 2007 or 2006, and purchases from affiliates were immaterial in fiscal 2005.

Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or controlled by SSC or intercompany transactions with SSC or shared services with RVI. Settlement of related party receivables and payables are in the form of cash. These transactions settle normally in 30 to 60 days. Accounts receivable and payable to SSC or its affiliates at February 2, 2008 were primarily related to a related party receivable from an SSC affiliate of $0.9 million for a tenant allowance and related party payables of $0.9 million related to rent and real estate taxes, respectively. At February 3, 2007, accounts receivable or payable to SSC or its affiliates were primarily related to a related party receivable from an SSC affiliate for a tenant allowance of $3.4 million and related party payables of $0.6 million related to rent and real estate taxes

The Company shares certain personnel, administrative and service costs with SSC and its affiliates. The costs of providing these services are allocated among the Company, SSC and its affiliates without a premium. The allocated amounts are not significant. SSC does not charge the Company for general corporate management services.

The Company participated in SSC’s self-insurance program for general liability, casualty loss and certain state workers’ compensation programs, which participation ended in fiscal 2003. While the Company no longer participates in the program, it continues to remain responsible for liabilities it incurred under the program. The Company expensed an immaterial amount in fiscal 2007, 2006 and 2005, respectively, for such program. Estimates for self-insured programs are based on actuarial assumptions, which incorporate historical incurred claims and incurred but not reported (“IBNR”) claims.

Through the shared services agreement with RVI and in the ordinary course of business, the Company has received various services provided by RVI or its subsidiaries, including import administration, risk management, human resources, information technology, tax, financial services and payroll, as well as other corporate services. RVI has also provided the Company with the services of a number of its executives and employees. These cost allocations have been determined on a basis that the Company and RVI consider to be reasonable reflections of the use of services provided or the benefit received to the Company. These allocations totaled $9.2 million, $13.1 million and $17.3 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In fiscal 2007 and 2006, DSW allocated $18.5 million and $10.5 million, respectively, to RVI for services that were provided by DSW to RVI. Subsequent to October 29, 2006, information technology services were provided by a subsidiary of DSW, which resulted in a significant increase in DSW’s allocation to RVI.

In addition, the Company has an agreement with Filene’s Basement, a subsidiary of RVI, to supply all of their shoe inventories The net balance of these transactions is reflected within the Company’s balance sheet as accounts payable to related parties. For the three combination stores, DSW paid a net amount of $2.9 million, $2.9 million and $2.6 million in fiscal years 2007, 2006 and 2005, respectively. For the remaining leased departments, DSW paid approximately $9.3 million, $8.4 million and $8.0 million in fiscal years 2007, 2006 and 2005, respectively.

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

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company and affiliates, consultants as defined, and directors of the Company. Options generally vest 20% per year on a cumulative basis. Options granted under the 2005 Equity Incentive Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, the Company did not have a stock option plan or any equity units outstanding.

On January 29, 2006, DSW adopted the fair value recognition provisions of FAS 123R relating to its stock-based compensation plans. Prior to January 29, 2006, DSW had accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). In accordance with APB 25, compensation expense for employee stock options was generally not recognized for options granted that had an exercise price equal to the market value of the underlying common shares on the date of grant.

Under the modified prospective method of FAS 123R, compensation expense was recognized during the years ended February 2, 2008 and February 3, 2007, for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and for all stock based payments granted after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. DSW’s financial results, results of operations, or cash flows for the prior periods have not been restated as a result of this adoption. In fiscal 2007, the unfavorable impact of FAS 123R on DSW’s net income was $2.6 million, and on a basic and diluted per share basis, $0.06 per share for the year ended February 2, 2008. The unfavorable impact of FAS 123R on DSW’s net income was $2.1 million, and on a basis and diluted per share basis, $0.05 per share for the year ended February 3, 2007.

During fiscal 2007 and 2006, the tax benefits were less than $0.5 million and $0.2 million, respectively. Beginning in fiscal 2006 with the adoption of FAS 123R, the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation expense recognized for those options (excess tax benefits) are classified as financing cash flows.

Consistent with the valuation method used for the disclosure only provisions of FAS No. 123, Accounting for Share-Based Payment (“FAS 123”), DSW uses the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs are included in operating expenses in the consolidated statements of income. DSW recognizes compensation expense for stock option awards granted subsequent to the adoption of FAS 123R and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Prior to the adoption of FAS 123R, compensation expense for stock option awards granted was recorded using an accelerated method.

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the pro forma effect on net income and income per share for the year ended January 28, 2006, if the Company had applied the fair value recognition of FAS 123.

January 28,
2006
(In thousands, except
per share amounts)

Net income, as reported	$37,181
Add: Stock-based employee compensation expense included in reported net income, net of tax	167
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,212)

Pro forma net income	$36,136

Income per share:
Basic as reported	$1.00
Diluted as reported	$1.00
Basic pro forma	$0.97
Diluted pro forma	$0.97

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

	February 2,	February 3,	January 28,
	2008	2007	2006

Assumptions:
Risk-free interest rate	4.5%	4.6%	4.1%
Year end volatility of DSW common stock	39.4%	39.9%	42.3%
Expected option term	5.0 years	4.8 years	5.0 years
Dividend yield	0.0%	0.0%	0.0%

The weighted average grant date fair value of each option granted in fiscal years 2007, 2006 and 2005 was $17.27, $13.01 and $8.43 respectively. As of February 2, 2008, the total compensation cost related to nonvested options not yet recognized was approximately $8.7 million, with a weighted average expense recognition period remaining of 3.4 years. The following tables summarize the Company’s stock option plan and related per share

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted Average Exercise Prices (“WAEP”) and Weighted Average Grant Date Fair Value (“GDFV”), using the Black-Scholes option pricing model (shares and intrinsic value in thousands):

	Year Ended
	February 2, 2008
	Shares	WAEP

Outstanding beginning of year	1,084	$22.14
Granted	527	$41.67
Exercised	(13)	$20.04
Forfeited	(78)	$27.46

Outstanding end of year	1,520	$28.65

Options exercisable end of year	379	$20.90

Year ended February 2, 2008:

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
	Shares	WAEP	GDFV	Contract Life	Value

Options outstanding	1,520	$28.65	$12.12	8 years	$683
Options vested or expected to vest	1,435	$30.34	$12.06	8 years	$655
Options exercisable	379	$20.90	$9.00	8 years	$297
Shares available for additional grants	2,832

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the years ended February 2, 2008, February 3, 2007, and January 28, 2006 was $0.2 million, $0.5 million and less than $0.1 million, respectively. The total fair value of options that vested during the years ended February 2, 2008 and February 3, 2007 were $2.0 million and $1.6 million, respectively. No options vested during the year ended January 28, 2006.

Restricted Stock Units

Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.

Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. The total aggregate intrinsic value of nonvested restricted stock units was $3.0 million and $5.5 million for fiscal years 2007 and 2006, respectively. As of February 2, 2008 and February 3, 2007, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $1.9 million and $2.1 million, with a weighted average expense recognition period remaining of 1.6 years and 2.3 years, respectively. The weighted average exercise price for all restricted stock units is zero.

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes DSW’s restricted stock units for the periods presented (shares in thousands):

	Year Ended		Year Ended
	February 2, 2008		February 3, 2007
	Units	GDFV	Units	GDFV

Outstanding beginning of year	135	$22.03	131	$20.46
Granted	29	$28.69	23	$30.91
Exercised/Vested	(10)	$24.85	(10)	$24.85
Forfeited	(3)	$27.96	(9)	$19.00

Outstanding end of year	151	$23.92	135	$22.03

Director Stock Units

DSW issues stock units to directors who are not employees of DSW or RVI. During the years ended February 2, 2008 and February 3, 2007, DSW granted 10,398 and 10,525 director stock units, respectively, and expensed $0.3 million in both fiscal years, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (including committee retainer fees but excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. As of February 2, 2008, 37,936 director stock units had been issued and no director stock units had been settled.

5.	LEASES

The Company leases stores, office space and a distribution center under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, the Company is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.

As of February 2, 2008, the Company leased or had other agreements with 19 store locations owned by SSC or affiliates of SSC, one office facility, one fulfillment center and one distribution center for a total annual minimum rent of $10.6 million and additional contingent rents based on aggregate sales in excess of specified sales for the store locations. Under supply agreements to Filene’s Basement stores and other non-related retailers, the Company pays contingent rents based on sales.

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at February 2, 2008 are as follows:

	Operating Leases
		Unrelated	Related
Fiscal Year	Total	Party	Party
	(In thousands)

2008	$121,337	$109,081	$12,256
2009	125,070	112,767	12,303
2010	120,488	108,235	12,253
2011	112,610	100,261	12,349
2012	101,740	89,127	12,613
Future years	429,026	346,044	82,982

Total minimum lease payments	$1,010,271	$865,515	$144,756

The composition of rental expense is as follows:

	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Minimum rentals:
Unrelated parties	$93,839	$82,677	$73,189
Related parties	10,561	8,796	7,683
Contingent rentals:
Unrelated parties	25,391	17,721	17,331
Related parties	12,467	11,578	10,778

Total	$142,258	$120,772	$108,981

At February 2, 2008 and February 3, 2007, the Company had no capital leases.

6.	INVESTMENTS

During the years ended February 2, 2008 and February 3, 2007, $209.9 million and $188.3 million, respectively, of cash was used to purchase available-for-sale securities while $226.0 million and $89.6 million, respectively, was generated by the sale of available-for-sale securities. As of February 2, 2008 and February 3, 2007, DSW held $70.0 million and $98.7 million in short-term investments. At February 2, 2008, DSW held $12.5 million in long-term investments, and at February 3, 2007, DSW had no long-term investments.

Our long-term investments balance includes $10.0 million in auction rate securities that failed at auction subsequent to February 2, 2008 and were presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. In fiscal 2007, the Company did not record any impairment related to these investments as it does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	February 2,	February 3,
	2008	2007
	(In thousands)

Letters of credit outstanding	$15,711	$13,448
Availability under revolving credit facility	$134,289	$136,552

DSW $150 Million Credit Facility — On July 5, 2005, the Company entered into a new $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiary, DSWSW, are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under this facility are secured by a lien on substantially all of its and its subsidiary’s personal property and a pledge of its shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants will, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents. At February 2, 2008 and February 3, 2007, the Company had no outstanding borrowings.

The weighted average interest rate on borrowings under the Company’s Credit Facilities during fiscal year 2005 and the dividend notes issued and repaid during fiscal 2005 to RVI was 8.5%. The total interest expense was $1.2 million and $0.6 million for the years ended February 2, 2008 and February 3, 2007, respectively, and included fees, such as commitment and line of credit fees, of $0.4 million and $0.5 million for fiscal 2007 and 2006, respectively.

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

	Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Weighted average shares outstanding	43,953	43,914	37,219
Assumed exercise of dilutive stock options	170	170	62
Restricted stock units	150	138	66

Number of shares for computation of dilutive earnings per share	44,273	44,222	37,347

For the fiscal years ended February 3, 2007, and January 28, 2006 all potentially issuable shares from the exercise of stock options and restricted stock units were dilutive.

Options to purchase 0.8 million common shares were outstanding at February 2, 2008 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive.

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	OTHER BENEFIT PLANS

The Company participates in a 401(k) Plan (the “Plan”) through the shared services agreement with RVI. Eligible employees may contribute up to thirty percent of their compensation to the Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the Plan, the Company matches employee deferrals into the Plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year. The Company incurred costs associated with the Plan of $1.8 million, $1.4 million and $1.1 million for fiscal years 2007, 2006 and 2005, respectively.

10.	COMMITMENTS AND CONTINGENCIES

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

The Company estimated that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to the Company’s results of operations or financial condition. As of February 2, 2008, the balance of the associated accrual for potential exposure was $0.5 million.

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

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	DSW	Leased
	Stores	Departments	Total

As of and for the year ended February 2, 2008
Net sales	$1,230,217	$175,398	$1,405,615
Gross profit	344,276	25,859	370,135
Capital expenditures	101,269	1,182	102,451
Total assets	641,874	52,008	693,882
As of and for the year ended February 3, 2007
Net sales	$1,148,395	$130,665	$1,279,060
Gross profit	343,734	22,617	366,351
Capital expenditures	38,675	3,732	42,407
Total assets	562,515	45,788	608,303
For the year ended January 28, 2006
Net sales	$1,023,501	$120,560	$1,144,061
Gross profit	298,082	17,637	315,719
Capital expenditures	25,379	158	25,537

12.	INCOME TAXES

The provision for income taxes consists of the following:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Current:
Federal	$30,259	$32,750	$18,891
State and local	6,528	7,041	4,451

	36,787	39,791	23,342

Deferred:
Federal	(3,896)	2,217	(1,110)
State and local	625	155	3,194

	(3,271)	2,372	2,084

Income tax expense	$33,516	$42,163	$25,426

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the expected income taxes based upon the statutory rate is as follows:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Income tax expense at federal statutory rate	$30,552	$37,670	$21,912
State and local taxes-net	3,788	4,988	2,800
State tax deferred tax asset write-off of commercial activity tax			1,574
Tax exempt interest and other	(824)	(495)	(860)

	$33,516	$42,163	$25,426

The components of the net deferred tax asset are as follows:

	February 2,	February 3,
	2008	2007
	(In thousands)

Deferred tax assets:
Basis differences in inventory	$3,321	$3,259
Construction and tenant allowances	1,645	1,360
State and local tax NOLs	1,125	1,262
Valuation allowance	(553)
Accrued rent	11,846	10,137
Workers compensation	874	830
Accrued expenses	3,356	3,125
Accrued bonus	44	1,227
Deferred compensation	2,211	987
Benefit from unrecognized tax position	2,147
Other	3,029	1,620

	29,045	23,807

Deferred tax liabilities:
Prepaid expenses	(4,399)	(3,608)
Basis differences in property and equipment	(956)	(1,277)
Other	(249)	(955)

	(5,604)	(5,840)

Total-net	$23,441	$17,967

The net deferred tax asset is recorded in the Company’s balance sheet as follows:

	February 2,	February 3,
	2008	2007
	(In thousands)

Current deferred tax asset	$20,302	$18,046
Non-current deferred asset (liability)	3,139	(79)

Total-net	$23,441	$17,967

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the completion of its initial public offering, the Company filed a consolidated federal income tax return with RVI and its other subsidiaries. The allocation of the RVI current consolidated federal income tax to its subsidiaries historically was in accordance with SFAS No. 109, Accounting for Income Taxes. RVI used the “parent company down” approach in allocating the consolidated amount of current and deferred tax expense to its subsidiaries. For fiscal 2007 and 2006, the Company will file or has filed its own tax return. For fiscal 2005, DSW filed its own tax return for the period subsequent to the initial public offering.

The net operating loss deferred tax assets consist of a state and local component. These net operating losses are available to reduce state and local taxable income for the fiscal years 2008 to 2023. A valuation allowance of $0.6 million related to state deferred tax assets was established in fiscal 2007 as the Company believes that it is more likely than not that the benefit will not be realized.

The Company is no longer subject to U.S federal income tax examination for years prior to 2004. With a few exceptions, the Company is no longer subject to state tax examination for fiscal years prior to 2002. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.

DSW has amended certain federal and state tax returns which reversed a tax benefit of $1.1 million related to the deduction of deferred state taxes. This amount was reserved for during fiscal 2006.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of February 2, 2008 and February 4, 2007, $0.9 million and $0.3 million, respectively, were accrued for the payment of interest and penalties.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a charge of $0.1 million to beginning retained earnings. As of February 4, 2007 and February 2, 2008, unrecognized tax benefits of $2.0 million and $3.0 million, respectively, would affect the Company’s effective tax rate if recognized. As of February 2, 2008, the reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

Unrecognized Tax
Benefits

Balance at February 4, 2007	$2,004
(Decreases) — Tax Positions taken in a prior period	(1,123)
Increases — Tax Positions taken in the current period	2,147

Balance at February 2, 2008	$3,028

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Thirteen Weeks Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008
	(In thousands except per share data)

Net sales	$356,997	$348,718	$367,380	$332,520
Cost of sales	(247,741)	(267,368)	(260,720)	(259,651)

Gross profit	109,256	81,350	106,660	72,869
Operating expenses	(72,038)	(73,024)	(71,855)	(71,897)

Operating profit	37,218	8,326	34,805	972
Non-related parties interest expense	(138)	(143)	(140)	(757)
Related parties interest expense
Total interest expense	(138)	(143)	(140)	(757)
Interest income	1,857	2,091	1,673	1,527

Interest income (expense), net	1,719	1,948	1,533	770

Earnings before income taxes	38,937	10,274	36,338	1,742
Income tax provision	$(15,193)	$(3,753)	$(13,906)	$(664)

Net income	$23,744	$6,521	$22,432	$1,078
Earnings per share:(1)
Basic	$0.54	$0.15	$0.51	$0.02
Diluted	$0.54	$0.15	$0.51	$0.02

				Fourteen
	Thirteen Weeks Ended			Weeks Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007
	(In thousands except per share data)

Net sales	$316,487	$301,302	$332,219	$329,052
Cost of sales	(223,200)	(216,200)	(233,544)	(239,765)

Gross profit	93,287	85,102	98,675	$89,287
Operating expenses	(65,398)	(62,005)	(73,451)	(64,783)

Operating profit	27,889	23,097	25,224	$24,504
Non-related parties interest expense	(140)	(142)	(145)	(187)
Related parties interest expense
Total interest expense	(140)	(142)	(145)	(187)
Interest income	1,464	2,117	1,708	2,238

Interest income (expense), net	1,324	1,975	1,563	2,051

Earnings before income taxes	29,213	25,072	26,787	26,555
Income tax provision	(11,694)	(9,731)	(10,786)	(9,952)

Net income	$17,519	$15,341	$16,001	$16,603

Earnings per share:(1)
Basic	$0.40	$0.35	$0.36	$0.38
Diluted	$0.40	$0.35	$0.36	$0.37

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

14.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Cash paid during the period for:
Interest:
Non-related parties interest expense		$46	$1,985
Related parties interest expense			$6,591
Income taxes	$34,958	$40,133	$14,649
Noncash investing and operating activities:
Increase in accounts payable due to asset purchases	$3,496	$433	$193
Noncash financing activities:
Issuance of intercompany notes payable for dividends declared to parent			$190,000

SUPPLEMENTAL SCHEDULE
DSW INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charges to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
		(Dollars in thousands)

Allowance deduction from asset to which it applies:
Inventory Reserve:
Year Ended:
1/28/2006	$14,202	$5,548		$533	$19,217
2/3/2007	19,217	3,361		1,341	21,237
2/2/2008	21,237	16,172		10,942	26,467
Allowance for Sales Returns:
Year Ended:
1/28/2006	1,472	1,394		1,294	1,572
2/3/2007	1,572	1,500		721	2,351
2/2/2008	2,351	1,185		2,137	1,399

S-1

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Amended Articles of Incorporation of the registrant.***
3.2		Amended and Restated Code of Regulations of the registrant.***
4.1		Specimen Class A Common Shares certificate. Incorporated by reference to Exhibit 4.1 to DSW’s Form S-1 (Registration No. 333-134227) filed on May 17, 2006 and amended on June 23, 2006, July 17, 2006, August 2, 2006 and August 7, 2006.
4.2		Second Amended and Restated Registration Rights Agreement, dated as of July 5, 2005, by and among Retail Ventures, Inc., Cerberus Partners, L.P., Schottenstein Stores Corporation and Back Bay Funding LLC. Incorporated by reference to Exhibit 4.2 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
4.3		Exchange Agreement, dated July 5, 2005, by and between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.4 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
4.4		Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Cerberus Partners, L.P. Incorporated by reference to Exhibit 4.1 to Retail Ventures’ Form 8-K (file no. 1-10767) filed October 19, 2005.
4.5		Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.2 to Retail Ventures’ Form 8-K (file no. 1-10767) filed October 19, 2005.
4.6		Form of Term Loan Warrant issued by Retail Ventures, Inc. to Millennium Partners, L.P. Incorporated by reference to Exhibit 4.1 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed December 8, 2005.
10.1		Corporate Services Agreement, dated June 12, 2002, between Retail Ventures and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.6 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed June 18, 2002.
10	.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Retail Ventures, Schottenstein Stores Corporation and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc., Schottenstein Management Company and DSW Inc. related thereto. Incorporated by reference to Exhibit 5 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.2		Employment Agreement, dated March 4, 2005, between Deborah L. Ferrée and DSW Inc.**#
10	.2.1	First Amendment to Employment Agreement, dated December 31, 2007, between Deborah L. Ferrée and DSW Inc.*#
10.3		Employment Agreement, dated June 1, 2005, between Peter Z. Horvath and DSW Inc.**#
10	.3.1	First Amendment to Employment Agreement, dated December 31, 2007, between Peter Z. Horvath and DSW Inc.*#
10.4		Employment Agreement, dated June 1, 2005, between Douglas J. Probst and DSW Inc.**#
10	.4.1	First Amendment to Employment Agreement, dated December 31, 2007, between Douglas J. Probst and DSW Inc.*#
10.5		Employment Agreement, dated December 1, 2005, between Kevin Lonergan and DSW Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 24, 2006.#
10	.5.1	First Amendment to Employment Agreement, dated December 31, 2007, between Kevin Lonergan and DSW Inc.*#
10.6		Employment Agreement, dated June 26, 2005, between Derek Ungless and DSW Inc.***#
10	.6.1	First Amendment to Employment Agreement, dated December 31, 2007, between Derek Ungless and DSW Inc.*#
10.7		Summary of Director Compensation. Incorporated by reference to Exhibit 10.2 to DSW’s Form 10-Q (file no. 1-32545) filed December 13, 2007.#

Exhibit
No.		Description

10.11		Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders.***
10.15		Lease, dated March 22, 2000, by and between East Fifth Avenue, LLC, an affiliate of Schottenstein Stores Corporation, as landlord, and Shonac, as tenant, re: warehouse facility and corporate headquarters. Incorporated by reference to Exhibit 10.60 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 28, 2000.
10.16		Form of Common Stock Purchase Warrants (with respect to the stock of Retail Ventures) issued to Cerberus Partners, L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.5 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed June 18, 2002.
10.17		Form of Conversion Warrant to be issued by Retail Ventures to Schottenstein Stores Corporation.**
10.23		DSW Inc. 2005 Equity Incentive Plan.***#
10	.23.1	Form of Restricted Stock Units Award Agreement for Employees.**#
10	.23.2	Form of Stock Units for automatic grants to non-employee directors.**#
10	.23.3	Form of Stock Units for conversion of non-employee directors’ cash retainer.**#
10	.23.4	Form of Non-Employee Directors’ Cash Retainer Deferral Election Form.**#
10	.23.5	Form of Nonqualified Stock Option Award Agreement for Consultants.**#
10	.23.6	Form of Nonqualified Stock Option Award Agreement for Employees.**#
10.24		DSW Inc. 2005 Cash Incentive Compensation Plan.***#
10.25		Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW. Incorporated by reference to Exhibit 10.1 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.26		Amended and Restated Shared Services Agreement, dated as of October 29, 2006, between Retail Ventures, Inc. and DSW. Incorporated by reference to Exhibit 10.7 to DSW’s Form 10-Q (file no. 1-32545) filed December 6, 2006.
10.27		Tax Separation Agreement, dated July 5, 2005, among Retail Ventures, Inc. and its affiliates and DSW Inc. and its affiliates. Incorporated by reference to Exhibit 10.3 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.28		Supply Agreement, effective as of January 30, 2005, between Filene’s Basement and DSW. Incorporated by reference to Exhibit 10.6 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.29		Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.
10	.29.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.30		Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.
10	.30.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.31		Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.
10	.31.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

Exhibit
No.		Description

10.32		Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.33		Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation d/b/a DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.33.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1, to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.34		Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of Schottenstein Stores Corporation, and Shonac corporation (assignee of Schottenstein Stores Corporation d/b/a Value City Furniture through Assignment of Tenant’s Leasehold Interest and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.34.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.35		Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.35.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.36		Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and Schottenstein Stores Corporation-Polaris LLC, an affiliate of Schottenstein Stores Corporation, as modified by Sublease Agreement, dated April 30, 2002, by and between Schottenstein Stores Corporation-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc., as sublessee (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.36.1	Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.37		Lease, dated August 30, 2002, by and between JLP-Cary, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.37.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Retail Ventures’ Form 10-K/A (file No. 1-10767) filed May 12, 2005.
10.38		Lease, dated August 30, 2002, by and between JLP-Madison, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.38.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.39		Sublease, dated May 2000, by and between Schottenstein Stores Corporation, as sublessor, and Shonac Corporation d/b/a DSW Shoe Warehouse, Inc., as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.		Description

10	.39.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc. as assignee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.40		Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.40.1	Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.41		Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.41.1	Assignment and Assumption Agreement, dated March 18, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.42		Sublease Agreement, dated June 12, 2000, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Fairfax, VA DSW store.**
10	.42.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Fairfax, VA DSW store.**
10.43		Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrilville, IN DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.**
10	.43.1	Assignment and Assumption Agreement, dated January 17, 2008, between Value City Department Stores LLC, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Merrillville, IN DSW Store.*
10.44		Form of Indemnification Agreement between DSW Inc. and its officers and directors.**
10.45		Agreement of Lease, dated April 7, 2006, by and between JLP-Harvard Park, LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Chagrin Highlands, Warrendale, Ohio DSW store.***
10.46		Agreement of Lease, dated June 30, 2006, between JLPK — Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 6, 2006.
10.47		Agreement of Lease, dated November 27, 2006, between JLP — Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 6, 2006.
10.48		Agreement of Lease, dated November 30, 2006, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office. Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 1-32545) filed December 6, 2006.
10	.48.1	Lease Amendment, dated October 1, 2007, between 4300 Ventures 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-32545) filed March 6, 2008.
10.49		Agreement of Lease, dated November 30, 2006, between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office. Incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 1-32545) filed December 6, 2006.
10	.49.1	Lease Amendment, dated October 1, 2007, between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-32545) filed March 6, 2008.
10.50		Lease Amendment, dated November 30, 2006 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

Exhibit
No.		Description

10	.50.1	Second Lease Amendment, dated October 1, 2007 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 1-32545) filed March 6, 2008.
10.51		IT Transfer and Assignment Agreement dated October 29, 2006. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-32545) filed December 6, 2006.
10.52		Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Incorporated by reference to Exhibit 10.1 to DSW’s Form 8-K (file no. 1-32545) filed June 5, 2006.
10.53		Employment Agreement, dated July 13, 2006, between DSW Inc. and Harris Mustafa. Incorporated by reference to Exhibit 10.1 to DSW’s Form 8-K (file no. 1-32545) filed July 13, 2006.
10	.53.1	First Amendment to Employment Agreement, dated December 31, 2007, between Harris Mustafa and DSW Inc.*#
10.54		Agreement of Lease, dated December 15, 2006, between American Signature, Inc., an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Langhorne, Pennsylvania DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-32545) filed April 5, 2007.
10.55		Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to DSW’s Form 10-Q (file no. 1-32545) filed December 13, 2007. #
10.56		Agreement of Lease, dated October 1, 2007, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of ETD. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed March 6, 2008.
10.57		Occupancy Licensing Agreement, dated January 17, 2008, between Value City Department Stores LLC, Retail Ventures Services, Inc, and DSW Inc. re: 3241 Westerville Rd.*
10.58		Guaranty by DSW Inc. to 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation re: Lease, dated October 1, 2007 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of ETD. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 1-32545) filed March 6, 2008.
21.1		List of Subsidiaries.*
23.1		Consent of Independent Registered Public Accounting Firm.*
24.1		Powers of Attorney.*
31.1		Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.*
31.2		Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.*
32.1		Section 1350 Certification — Principal Executive Officer.*
32.2		Section 1350 Certification — Principal Financial Officer.*

*	Filed herewith.

**	Previously filed as the same Exhibit Number to DSW’s Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005, and incorporated herein by reference.

***	Previously filed as the same Exhibit Number to DSW’s Form 10-K filed with the Securities and Exchange Commission on April 13, 2006 and incorporated by reference.

#	Management contract or compensatory plan or arrangement.