Form 10-Q
period 2008-05-03
DSW Inc.
filed 2008-06-12
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of outstanding Class A Common Shares, without par value, as of May 31, 2008 was 16,265,916 Class A and Class B Common Shares, without par value, as of May 31, 2008 was 27,702,667

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 3,	February 2,
	2008	2008

ASSETS
Cash and equivalents	$118,284	$61,801
Short-term investments	5,100	70,005
Accounts receivable, net	10,258	11,805
Accounts receivable from related parties	5,659	2,538
Inventories	267,797	262,037
Prepaid expenses and other current assets	22,430	23,134
Deferred income taxes	21,438	20,302

Total current assets	450,966	451,622

Property and equipment – net	204,409	192,772
Long-term investments	8,391	12,500
Goodwill	25,899	25,899
Tradenames and other intangibles, net	4,309	4,522
Deferred income taxes and other assets	6,052	6,567

Total assets	$700,026	$693,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$96,733	$113,605
Accounts payable to related parties	1,171	990
Accrued expenses:
Taxes	17,806	9,881
Gift cards and merchandise credits	12,555	14,231
Other	34,100	30,198

Total current liabilities	162,365	168,905

Other non-current liabilities	92,895	91,497

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,265,916 and 16,263,569 issued and outstanding, respectively	289,490	288,365
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	155,403	145,115
Accumulated other comprehensive loss	(127)

Total shareholders’ equity	444,766	433,480

Total liabilities and shareholders’ equity	$700,026	$693,882

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	May 3,	May 5,
	2008	2007

Net sales	$366,264	$356,997
Cost of sales	(269,217)	(247,741)

Gross profit	97,047	109,256
Operating expenses	(81,041)	(72,038)

Operating profit	16,006	37,218

Interest expense	(274)	(138)
Interest income	997	1,857

Interest income, net	723	1,719

Earnings before income taxes	16,729	38,937
Income tax provision	(6,441)	(15,193)

Net income	$10,288	$23,744

Basic and diluted earnings per share:
Basic	$0.23	$0.54
Diluted	$0.23	$0.54
Shares used in per share calculations:
Basic	43,966	43,942
Diluted	44,149	44,361
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of					Accumulated
	Class A	Class B	Class A	Class B		Other
	Common	Common	Common	Common	Retained	Comprehensive
	Shares	Shares	Shares	Shares	Earnings	Loss	Total

Balance, February 3, 2007	16,239	27,703	$283,108	$0	$91,471	$0	$374,579

Net income					23,744		23,744
Cumulative effect of FIN 48 adoption					(131)		(131)
Stock units granted			14				14
Exercise of stock options	6		11				11
Excess tax benefit related to stock option exercises			82				82
Stock based compensation expense, before related tax effects			882				882

Balance, May 5, 2007	16,245	27,703	$284,097	$0	$115,084	$0	$399,181

Balance, February 2, 2008	16,264	27,703	$288,365	$0	$145,115	$0	$433,480

Net income					10,288		10,288
Unrealized loss on available-for-sale securities, net of tax benefit of $82						(127)	(127)

Other comprehensive income							10,161

Stock units granted	2		36				36
Stock based compensation expense, before related tax effects			1,089				1,089

Balance, May 3, 2008	16,266	27,703	$289,490	$0	$155,403	$(127)	$444,766

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 3,	May 5,
	2008	2007

Cash flows from operating activities:
Net income	$10,288	$23,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,498	5,190
Amortization of debt issuance costs	29	29
Stock based compensation expense	1,089	882
Deferred income taxes	(668)	(1,479)
Loss on disposal of assets	9	21
Impairment charges	730
Grants of stock units	36	14
Other noncurrent liabilities	(2,855)	(465)
Change in working capital, assets and liabilities:
Accounts receivable, net	(1,574)	(4,560)
Inventories	(5,760)	(20,251)
Prepaid expenses and other assets	804	3,368
Accounts payable	(13,854)	4,800
Proceeds from construction and tenant allowances	4,253	3,191
Accrued expenses	10,152	684

Net cash provided by operating activities	10,177	15,168

Cash flows from investing activities:
Cash paid for property and equipment	(22,499)	(9,330)
Purchases of available-for-sale investments		(8,100)
Maturities and sales from available-for-sale investments	68,805	5,000

Net cash provided by (used in) investing activities	46,306	(12,430)

Cash flows from financing activities:
Proceeds from exercise of stock options		11
Excess tax benefit – related to stock option exercises		82

Net cash provided by financing activities		93

Net increase in cash and equivalents	56,483	2,831
Cash and equivalents, beginning of period	61,801	73,205

Cash and equivalents, end of period	$118,284	$76,036

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$99	$10,254
Noncash investing and operating activities – (Decrease) increase in accounts payable from asset purchases	$(2,837)	$9,336
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

DSW Inc. (“DSW”) and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”) are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”. At May 3, 2008, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 63.0% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares.

As of May 3, 2008, DSW operated a total of 269 stores located throughout the United States and an e-commerce site, dsw.com. DSW stores offer a wide selection of better-branded dress, casual and athletic footwear for men and women, as well as accessories. During the three months ended May 3, 2008, DSW opened 10 new DSW stores and its e-commerce site. DSW also operates leased departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. As of May 3, 2008, DSW supplied merchandise to 282 Stein Mart stores, 65 Gordmans stores, 36 Filene’s Basement stores, and one Frugal Fannie’s store. During the three months ended May 3, 2008, DSW added seven new non-affiliated leased departments and ceased operations in one non-affiliated leased department. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement, the affiliated retailer) and provides supervisory assistance in these locations. Stein Mart, Gordmans, Filene’s Basement and Frugal Fannie’s provide the sales associates. DSW pays a percentage of net sales as rent.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2008 (the “2007 Annual Report”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

3.	ADOPTION OF ACCOUNTING STANDARDS

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For non-financial assets and liabilities measured at fair value on a non-recurring basis, FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. DSW is currently evaluating the impact of the adoption of FAS 157 for non-financial assets and liabilities on its financial position and results of operations.

Although the adoption of this standard in the quarter ended May 3, 2008 had no impact on DSW’s financial position or results of operations, it does result in additional disclosures regarding fair value measurements. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, FAS 157 establishes the following three level fair value hierarchy:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publically accessible. Active markets have frequent transaction with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive market, or other observable inputs.

•	Level 3 inputs are unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis as of May 3, 2008 consisted of the following:

	Balance at
	May 3, 2008	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$118,284	$118,284
Short-term investments	5,100			$5,100
Long-term investments	8,391			8,391

	$131,775	$118,284		$13,491

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions.
See Note 5 for fair value disclosures regarding investments.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement allows entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard in the quarter ended May 3, 2008 had no impact on DSW’s financial position or results of operations.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
DSW has not currently elected the fair value provisions for any assets or liabilities, but DSW may elect to measure certain assets and liabilities using the fair value option in the future.

4.	STOCK BASED COMPENSATION

DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the plan), and directors of DSW. During the three months ended May 3, 2008 and May 5, 2007, the Company recorded stock based compensation expense of approximately $1.1 million and $0.9 million, respectively.

Stock Options

The weighted-average grant date fair value of each option granted in the three months ended May 3, 2008 and May 5, 2007 was $5.86 and $17.72 per share, respectively. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	May 3, 2008	May 5, 2007

Assumptions:
Risk-free interest rate	2.68%	4.55%
Expected volatility of DSW common stock	48.13%	39.33%
Expected option term	4.9 years	5.0 years
Expected dividend yield	0.0%	0.0%
The following table summarizes the Company’s stock option activity for the three months ended May 3, 2008 (in thousands):

Three Months Ended
May 3, 2008
Outstanding, beginning of period	1,520

Granted	916
Exercised
Forfeited	(12)

Outstanding, end of period	2,424

Exercisable, end of period	500
Restricted Stock Units
The following table summarizes DSW’s restricted stock unit activity for the three months ended May 3, 2008 (in thousands):

Three Months Ended
May 3, 2008
Outstanding, beginning of period	151
Granted	105
Vested
Forfeited

Outstanding, end of period	256

The total aggregate intrinsic value of nonvested restricted stock units at May 3, 2008 was $3.9 million. As of May 3, 2008, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $7.9 million with a weighted average expense recognition period remaining of 2.4 years. The weighted average exercise price for all restricted stock units is zero.
Director Stock Units
DSW issues stock units to directors who are not employees of DSW or RVI. During the three months ended May 3, 2008 and May 5, 2007, DSW granted 2,347 and 364 director stock units, respectively, and expensed less than $0.1 million in each respective quarter for these grants. As of May 3, 2008, 40,283 director stock units had been issued and no director stock units had been settled.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5.	INVESTMENTS

The long-term investments balance at both May 3, 2008 and February 2, 2008 includes auction rate securities that failed at auction subsequent to February 2, 2008 and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. Short-term investments at May 3, 2008 include auction rate securities that settled at auction after the balance sheet date or have not yet been presented for auction. These auction rate securities are typically available for auction every 35 to 182 days. The maturity dates of the underlying securities are through 2034. At February 2, 2008, the short-term investment balance also includes variable rate demand notes.
The Company measures its investments at fair value in accordance with FAS 157 and the activity for the quarter ended May 3, 2008 is summarized below:

	Short-term	Long-term
	(in thousands)
Carrying value as of February 2, 2008	$70,005	$12,500
Maturities and sales	(68,805)
Transfers between short-term and long-term investments	3,900	(3,900)
Unrealized losses included in accumulated other comprehensive income		(209)

Carrying value as of May 3, 2008	$5,100	$8,391

Consistent with the valuation model used in prior periods, investments are recorded at fair value under a valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions.
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

	Three months ended
	May 3, 2008	May 5, 2007
	(in thousands)
Weighted average shares outstanding	43,966	43,942
Assumed exercise of dilutive stock options		279
Assumed exercise of dilutive restricted stock units	183	140

Number of shares for computation of diluted earnings per share	44,149	44,361

Options to purchase 1.5 million common shares were outstanding as of May 3, 2008 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, the effect would be anti-dilutive. For the three months ended May 5, 2007, all potentially dilutive stock options were dilutive.

7.	LONG-TERM OBLIGATIONS

DSW $150 Million Credit Facility- DSW has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under the secured revolving credit facility are secured by a lien on substantially all of its and its subsidiary’s personal property and a pledge of its shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants will, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents. As of May 3, 2008 and February 2, 2008, $138.1 million and $134.3 million were available under the $150 million facility and no direct borrowings were outstanding. As of May 3, 2008 and February 2, 2008, $11.9 million and $15.7 million in letters of credit were issued and outstanding, respectively.

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in the other noncurrent liabilities caption was $29.7 million and $29.3 million as of May 3, 2008 and February 2, 2008, respectively.

Construction and Tenant Allowances- The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These allowances are included in the caption other non-current liabilities and were $59.8 million and $58.8 million as of May 3, 2008 and February 2, 2008, respectively.

8.	INCOME TAXES

The Company is no longer subject to U.S federal income tax examination for years prior to 2004. With a few exceptions, the Company is no longer subject to state tax examination for fiscal years prior to 2002. At this time, the Company does not expect possible changes that may result from any future examinations to be significant.

The Company established a valuation allowance of $0.6 million as of February 2, 2008 related to certain state deferred tax assets.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of May 3, 2008 and February 2, 2008, $1.0 million and $0.9 million, respectively, were accrued for the payment of estimated potential interest and penalties.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a charge of $0.1 million to beginning retained earnings. As of both May 3, 2008 and February 2, 2008, unrecognized tax benefits of $3.0 million would affect the Company’s effective tax rate if recognized.

9.	SEGMENT REPORTING

The Company is managed in two operating segments: DSW stores, which includes its e-commerce site, and leased departments. All of the operations are located in the United States. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. The tables below present segment information:

		Leased
	DSW Stores	Departments	Total
	(in thousands)
Three months ended May 3, 2008:
Net sales	$321,155	$45,109	$366,264
Gross profit	89,352	7,695	97,047
Capital expenditures	19,549	113	19,662

As of May 3, 2008:
Total assets	$647,782	$52,244	$700,026

		Leased
	DSW Stores	Departments	Total
	(in thousands)
Three months ended May 5, 2007:
Net sales	$310,023	$46,974	$356,997
Gross profit	99,788	9,468	109,256
Capital expenditures	18,075	600	18,675

As of February 2, 2008:
Total assets	$641,874	$52,008	$693,882
10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated other comprehensive loss” of $0.1 million at May 3, 2008, relates to the Company’s the unrealized loss on available-for-sale securities, net of income tax. For the three months ended May 3, 2008 the

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
comprehensive income was $10.2 million. For the three months ended May 5, 2007, there was no unrealized loss on available-for-sale securities and comprehensive income was equal to net income.

11.	COMMITMENTS AND CONTINGENCIES

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
Company Overview
DSW is a leading U.S. specialty branded footwear retailer operating 269 shoe stores in 37 states as of May 3, 2008. We offer a remarkable selection of better-branded dress, casual and athletic footwear for women and men. Our typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. Our stores average approximately 24,000 square feet and hold approximately 30,000 pairs of shoes. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate 384 leased shoe departments for four other retailers and sell shoes and accessories through our e-commerce site, dsw.com.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those described under “Part I, Item 1A. Risk Factors,” in each of our Form 10-K filed on April 17, 2008 and this Form 10-Q some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our success in opening and operating new stores on a timely and profitable basis;

•	continuation of our supply agreements with our leased departments;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	our dependence on RVI for key services;

•	the risk of Value City deciding to discontinue operations or otherwise not pay its obligations for the transition services;

•	impact of the disposition of a majority interest in Value City by Retail Ventures on the allocation of expenses pursuant to the shared services agreement with RVI;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear;

•	the success of our e-commerce business;

•	liquidity risks related to our investments; and

•	security risks related to our electronic processing and transmission of confidential customer information.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance or achievements may vary materially from what we have projected. Furthermore, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, DSW undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets (including intangible assets), estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, customer loyalty program, investments, income taxes, contingencies, litigation and revenue recognition. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
While we believe that our historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results inevitably will differ from those estimates, and such differences may be material to our financial statements.
We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our condensed consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized upon customer receipt of merchandise and are net of returns and sales tax. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, we determined that we had accumulated enough historical data to recognize income from gift card breakage. We recognized $0.1 million as miscellaneous income from gift card breakage in the first quarter of fiscal 2008. Prior to the fourth quarter of fiscal 2007, we had not recognized any income from gift card breakage.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our condensed consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at realizable value were $25.5 million and $26.5 million as of May 3, 2008 and February 2, 2008, respectively.

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

•	Asset Impairment and Long-lived Assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is included in cost of sales. We believe as of May 3, 2008 that the long-lived assets’ carrying amounts and useful lives are appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Investments. Investments, which can include demand notes and auction rate securities, are classified as available-for-sale securities. All income generated from these investments is recorded as interest income. Our investments have variable interest rates, which typically reset every 35 to 182 days.

Our investment in auction rate securities is recorded at fair value under FAS 157 using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions.

We evaluate our investments for impairment and whether an impairment is other-than-temporary. In determining whether an impairment has occurred, we review information about the underlying investment that is publicly available and assess our ability to hold the securities for the foreseeable future. Based on the nature of the impairment(s), we would record a temporary impairment as an unrealized loss in other comprehensive income or an other-than-temporary impairment in earnings. The investment is written down to its current market value at the time the impairment is deemed to have occurred.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers compensation and general liability insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers compensation and general liability insurance exceed those anticipated, reserves recorded may not be sufficient, and, to the extent actual results vary from assumptions, earnings would be impacted. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by less than $0.1 million. The self-insurance reserves were $0.2 million and $1.4 million as of May 3, 2008 and February 2, 2008, respectively.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores segment in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of May 3, 2008 and February 2, 2008 was $6.5 million and $6.4 million, respectively.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If management had made these determinations on a different basis, our tax expense, assets and liabilities could be different.

Results of Operations
As of May 3, 2008, we operated 269 DSW stores in 37 states, an e-commerce site and leased shoe departments in 282 Stein Mart stores, 65 Gordmans stores, 36 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in two segments, defined as DSW stores, which includes our e-commerce site, and leased departments. The leased departments are comprised of leased departments in Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement stores. The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	Three months ended
	May 3,	May 5,
	2008	2007

Net sales	100.0%	100.0%
Cost of sales	(73.5)	(69.4)

Gross profit	26.5	30.6
Operating expenses	(22.1)	(20.2)

Operating profit	4.4	10.4
Interest income, net	0.2	0.5

Earnings before income taxes	4.6	10.9
Income tax provision	(1.8)	(4.2)

Net income	2.8%	6.7%
THREE MONTHS ENDED MAY 3, 2008 COMPARED TO THREE MONTHS ENDED MAY 5, 2007
Net Sales. Sales for the thirteen week period ended May 3, 2008 increased by 2.6%, or $9.3 million, to $366.3 million from $357.0 million in the thirteen week period ended May 5, 2007.

	May 3, 2008	May 5, 2007

DSW Stores	$ 321.2 million	$ 310.0 million
Leased Departments	45.1 million	47.0 million

	$ 366.3 million	$ 357.0 million

The 39 DSW store locations that opened subsequent to May 5, 2007 and our e-commerce site added $27.5 million in sales for the quarter ended May 3, 2008, while the 22 leased shoe departments that opened subsequent to May 5, 2007 added $1.5 million in sales for the quarter ended May 3, 2008. These increases were partially offset by a decrease of 5.4%, or $18.0 million, in comparable store sales as compared to the first quarter of fiscal 2007. The decrease in comparable sales was a result of decreases in traffic, average unit retail and units in the basket. For the first quarter of fiscal 2008, DSW comparable store sales decreased in women’s by 5.8%, men’s by 3.8%, accessories by 8.1%, and the athletic category by 5.7%. The increase in sales was also partially offset by a decrease in sales of $1.9 million from three leased departments and one DSW store that closed during fiscal 2007.
Gross Profit. Gross profit decreased $12.3 million to $97.0 million in the first quarter of fiscal 2008 from $109.3 million in the first quarter of fiscal 2007, and decreased as a percentage of net sales from 30.6% in the first quarter of fiscal 2007 to 26.5% in the first quarter of fiscal 2008. By operating segment, gross profit as a percentage of sales was:

	May 3, 2008	May 5, 2007

DSW Stores	27.8%	32.2%
Leased Departments	17.1	20.2

	26.5%	30.6%

The gross profit for DSW stores for the first quarter of fiscal 2008 decreased as a percentage of sales compared to the first quarter of fiscal 2007 due to an increase in markdowns and increased occupancy expense due to lower comparable sales, which were partially offset by an increase in initial mark-up. Store occupancy expense as a percent of sales increased from 11.8% in the first quarter of fiscal 2007 to 13.5% in the first quarter of fiscal 2008. This is primarily due to decreased comparable sales.
The gross profit for leased departments decreased as a percentage of sales compared to the first quarter of fiscal 2007 due to an increase in markdowns and an increase in distribution related expenses due to lower comparable sales, which were partially offset by an increase in initial mark-up and a decrease in other margin related expenses. Distribution related expenses increased from 0.9% of sales in the first quarter of fiscal 2007 to 1.2% of sales in the first quarter of fiscal 2008. This is primarily due to decreased comparable sales.

Operating Expenses. For the first quarter of fiscal 2008, operating expenses increased $9.0 million to $81.0 million from $72.0 million in the first quarter of fiscal 2007, which represented 22.1% and 20.2% of net sales, respectively. The increase in operating expenses as a percent of sales was primarily the result of deleveraged store and home office expenses. Included in operating expenses is the related operating cost, excluding occupancy, associated with operating the leased shoe departments. In the first quarter of fiscal 2008, the DSW stores and e-commerce site that opened subsequent to May 5, 2007 added $7.5 million in expenses, while the leased departments opened after May 5, 2007 added expenses of $0.1 million. These expenses exclude pre-opening and occupancy (excluding depreciation and amortization) expenses.
Operating Profit. Operating profit was $16.0 million in the first quarter of fiscal 2008 compared to $37.2 million in the first quarter of fiscal 2007 and decreased as a percentage of net sales to 4.4% in the first quarter of fiscal 2008 from 10.4% in the first quarter of fiscal 2007. Operating profit as a percentage of net sales was impacted by the increase of operating expenses and the decreased gross profit.
Interest Income, Net. Interest income, net of interest expense, for the first quarter of fiscal 2008 was $0.7 million as compared to $1.7 million of net interest income for the first quarter of fiscal 2007. Interest income for the quarter decreased due to the replacement of our short-term investments in favor of low risk money market funds with lower yields.
Income Taxes. Our effective tax rate for the first quarter of fiscal 2008 was 38.5%, compared to 39.0% for the first quarter of fiscal 2007.
Net Income. For the first quarter of fiscal 2008, net income decreased $13.5 million, or 56.7%, over the first quarter of fiscal 2007 and represented 2.8% and 6.7% of net sales, respectively. This decrease was primarily the result of decreased gross profit and increased operating expenses.
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
Liquidity and Capital Resources
Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our store and e-commerce channel expansion, improving our information systems, the remodeling of existing stores, and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we will be able to continue to fund our operating requirements and the expansion of our business pursuant to our growth strategy in the future with existing cash, cash flows from operations and borrowings, if needed, under the DSW secured revolving credit facility.
Net working capital increased $5.9 million to $288.6 million as of May 3, 2008 from $282.7 million at February 2, 2008, primarily due to the decrease in accounts payable and short term investments, partially offset by the increase in cash. At May 3, 2008 and February 2, 2008, the current ratio was 2.8 and 2.7, respectively.
For the three months ended May 3, 2008, our net cash provided by operations was $10.2 million, compared to $15.2 million for the three months ended May 5, 2007. The decline in our net cash flow from operations for the three months ended May 3, 2008 was primarily a result of the decrease in net income and the increase in accrued expenses, and was partially offset by the decrease in accounts payable.
We expect to spend approximately $85 million for capital expenditures in fiscal 2008. During the three months ended May 3, 2008, we paid cash of $22.5 million for capital expenditures. In the first quarter of fiscal 2008, we had capital expenditures of $19.7 million. Of this amount, we incurred $12.8 million for new stores and remodels of existing stores, $0.5 million related to the corporate office and warehouses, $1.9 million related to our e-commerce channel and $4.5 million related to information technology equipment upgrades and new systems, excluding our e-commerce channel.
Our future capital expenditures will depend heavily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We plan to open at least 30 stores per year during fiscal 2008 and in each of the next two fiscal years. During fiscal 2007, the average investment required to open a typical new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.9 million and pre-opening advertising and other pre-opening expenses typically accounted for $0.1 million.

Auction Rate Securities. As of May 3, 2008, all of our short and long-term investments were invested in auction rate securities. Due to auction failures limiting the liquidity of our investments, we have presented certain investments in auction rate securities as long-term investments at May 3, 2008. We believe that the current lack of liquidity relating to our investment in auction rate securities will have no impact on our ability to fund our ongoing operations and growth initiatives.
$150 Million Secured Revolving Credit Facility. DSW has a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under the secured revolving credit facility are secured by a lien on substantially all of our and DSWSW’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under the facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. As of May 3, 2008 and February 2, 2008, $138.1 million and $134.3 million were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. As of May 3, 2008 and February 2, 2008, $11.9 million and $15.7 million in letters of credit were issued and outstanding, respectively.
Contractual Obligations
DSW had outstanding letters of credit that totaled $11.9 million as of May 3, 2008 and $15.7 million as of February 2, 2008. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payments outside of terms set forth in these arrangements.
As of May 3, 2008, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to $3.4 million as of May 3, 2008. In addition, we have signed lease agreements for 44 new store locations expected to be opened over the next 18 months, with annual rent of approximately $15.0 million. In connection with the new lease agreements, we will receive $16.1 million of construction and tenant allowances, which will reimburse us for expenditures at these locations.
We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of May 3, 2008 or February 2, 2008.
Off-Balance Sheet Arrangements
The Company does not intend to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. As of May 3, 2008, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
Proposed Accounting Standards
The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued and implemented during the quarter ended May 3, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash and equivalents have maturities of 90 days or less. Our short-term investments have variable interest rates that typically reset every 35 to 182 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates.
As of May 3, 2008, all of our short and long-term investments were in auction rate securities. Due to auction failures limiting the liquidity of our investment, we have presented certain investments in auction rate securities as long-term investments as of May 3, 2008. While recent failures in the auction process have affected our ability to access these funds, we do not believe that the underlying securities have undergone an other-than-temporary impairment. We recorded a temporary impairment of $0.2 million. We expect to continue to earn interest at the prevailing rates on our remaining auction rate securities.
As of May 3, 2008, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to our results of operations or financial condition. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise the estimates as needed. Revisions in our estimates and potential liability could materially impact our results of operations and financial condition.
Item 1A. Risk Factors.
Other than the item below, there have been no material changes to DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
We will provide transition services to Value City and are at risk for increased costs due to termination of services or be unable to collect for services rendered.
In January 2008, RVI announced the disposition of an 81% ownership interest in Value City Department Stores (“Value City”). As a part of this transaction, RVI agreed to provide certain transition services to Value City. We are currently in negotiations with Value City to provide transition services to Value City, including risk management, tax, financial services, shared benefits administration, payroll, and information technology services. These services, other than information technology, were formerly provided to Value City by RVI.
In the event that we are unable to come to agreement with Value City on the scope and costs of these services, we will not be able to allocate a portion of our expenses to Value City which would result in increased expense to us. The amount of this increased expense could be material and have a negative impact on our results of operations and financial position.
Additionally, in the event that Value City is unable to pay its expense for these services, we may be unable to collect the related receivable. The amount of the unpaid receivable could be material and have a negative impact on our results of operations and financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities. Not applicable.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers
DSW made no purchases of its Common Shares during the quarter ended May 3, 2008.

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
Item 5. Other Information. None.
Item 6. Exhibits. See Index to Exhibits on page 21.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)
Date: June 12, 2008	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

10.1	Agreement of Lease dated October 1, 2007, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of ETD. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.2	Lease Amendment, dated October 1, 2007, between 4300 Ventures 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.3	Lease Amendment, dated October 1, 2007, between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.4	Second Lease Amendment, dated October 1, 2007 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.5	Guaranty by DSW Inc. to 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation re: Lease, dated October 1, 2007 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of ETD. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 1-32545) filed March 6, 2008.