Form 10-Q
period 2008-08-02
DSW Inc.
filed 2008-09-05
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
The number of outstanding Class A Common Shares, without par value, as of August 31, 2008 was 16,307,179 and Class B Common Shares, without par value, as of August 31, 2008 was 27,702,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	August 2,	February 2,
	2008	2008

ASSETS
Cash and equivalents	$57,687	$61,801
Short-term investments	75,480	70,005
Accounts receivable, net	6,190	11,805
Accounts receivable from related parties, net	5,691	2,538
Inventories	286,869	262,037
Prepaid expenses and other current assets	24,850	23,134
Deferred income taxes	21,903	20,302

Total current assets	478,670	451,622

Property and equipment, net	220,554	192,772
Long-term investments	5,760	12,500
Goodwill	25,899	25,899
Tradenames and other intangibles, net	4,095	4,522
Deferred income taxes and other assets	3,646	6,567

Total assets	$738,624	$693,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$124,351	$113,605
Accounts payable to related parties	841	990
Accrued expenses:
Taxes	12,274	9,881
Customer loyalty program	6,780	6,410
Gift cards and merchandise credits	12,897	14,231
Other	28,616	23,788

Total current liabilities	185,759	168,905

Deferred income taxes and other non-current liabilities	95,782	91,497

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,307,179 and 16,263,569 issued and outstanding, respectively	290,898	288,365
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	166,360	145,115
Accumulated other comprehensive loss	(175)

Total shareholders’ equity	457,083	433,480

Total liabilities and shareholders’ equity	$738,624	$693,882

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Net sales	$357,175	$348,718	$723,439	$705,715
Cost of sales	(256,081)	(267,368)	(525,298)	(515,109)

Gross profit	101,094	81,350	198,141	190,606
Operating expenses	(83,415)	(73,024)	(164,456)	(145,062)

Operating profit	17,679	8,326	33,685	45,544

Interest expense	(304)	(143)	(578)	(281)
Interest income	724	2,091	1,721	3,948

Interest income, net	420	1,948	1,143	3,667

Earnings before income taxes	18,099	10,274	34,828	49,211
Income tax provision	(7,142)	(3,753)	(13,583)	(18,946)

Net income	$10,957	$6,521	$21,245	$30,265

Basic and diluted earnings per share:
Basic	$0.25	$0.15	$0.48	$0.69
Diluted	$0.25	$0.15	$0.48	$0.68
Shares used in per share calculations:
Basic	43,999	43,953	43,983	43,947
Diluted	44,242	44,338	44,195	44,349
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of					Accumulated
	Class A	Class B	Class A	Class B		Other
	Common	Common	Common	Common	Retained	Comprehensive
	Shares	Shares	Shares	Shares	Earnings	Loss	Total

Balance, February 3, 2007	16,239	27,703	$283,108	$0	$91,471	$0	$374,579

Net income					30,265		30,265
Cumulative effect of FIN 48 adoption					(131)		(131)
Stock units granted	7		278				278
Exercise of stock options	8		59				59
Excess tax benefit related to stock option exercises			88				88
Stock based compensation expense, before related tax effects			2,001				2,001

Balance, August 4, 2007	16,254	27,703	$285,534	$0	$121,605	$0	$407,139

Balance, February 2, 2008	16,264	27,703	$288,365	$0	$145,115	$0	$433,480

Net income					21,245		21,245
Unrealized loss on available-for-sale securities, net of tax benefit of $115						(175)	(175)

Total comprehensive income							21,070

Stock units granted	41		557				557
Tax shortfall related to restricted stock unit exercises			(23)				(23)
Exercise of restricted stock units, net of settlement of taxes	2		(13)				(13)
Stock based compensation expense, before related tax effects			2,012				2,012

Balance, August 2, 2008	16,307	27,703	$290,898	$0	$166,360	$(175)	$457,083

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended

	August 2,	August 4,
	2008	2007

Cash flows from operating activities:
Net income	$21,245	$30,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,711	10,874
Amortization of debt issuance costs	59	59
Stock based compensation expense	2,012	2,001
Deferred income taxes	2,141	(1,612)
Loss on disposal of assets	125	77
Impairment charges	730
Grants of stock units	557	278
Other noncurrent liabilities	(6,516)	(2,596)
Change in working capital, assets and liabilities:
Accounts receivable, net	2,462	(4,184)
Inventories	(24,832)	(20,382)
Prepaid expenses and other assets	(1,993)	(6,451)
Accounts payable	13,162	37,172
Proceeds from construction and tenant allowances	10,416	7,219
Accrued expenses	2,239	(9,544)

Net cash provided by operating activities	37,518	43,176

Cash flows from investing activities:
Cash paid for property and equipment	(42,611)	(37,339)
Purchases of available-for-sale investments	(107,639)	(23,200)
Purchases of held-to-maturity investments	(2,000)
Maturities and sales from available-for-sale investments	110,618	18,875
Purchase of intangible asset		(21)

Net cash used in investing activities	(41,632)	(41,685)

Cash flows from financing activities:
Proceeds from exercise of stock options		59
Excess tax benefit — related to stock option exercises		88

Net cash provided by financing activities		147

Net (decrease) increase in cash and equivalents	(4,114)	1,638
Cash and equivalents, beginning of period	61,801	73,205

Cash and equivalents, end of period	$57,687	$74,843

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$12,869	$25,755
Noncash investing and operating activities —
Increase in accounts payable and accrued expenses from asset purchases	1,312	1,873
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

DSW Inc. (“DSW”) and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”. At August 2, 2008, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 63.0% of DSW’s outstanding Common Shares, representing approximately 93.2% of the combined voting power of DSW’s outstanding Common Shares. On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC.

As of August 2, 2008, DSW operated a total of 274 stores located throughout the United States and dsw.com. DSW stores offer a wide selection of better-branded dress, casual and athletic footwear for men and women, as well as accessories. During the six months ended August 2, 2008, DSW opened 16 new DSW stores, closed one DSW store and launched dsw.com. DSW also operates leased departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. As of August 2, 2008, DSW supplied merchandise to 282 Stein Mart stores, 65 Gordmans stores, 36 Filene’s Basement stores, and one Frugal Fannie’s store. During the six months ended August 2, 2008, DSW added seven new non-affiliated leased departments and ceased operations in one non-affiliated leased department. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement, the affiliated retailer) and provides supervisory assistance in these locations. Stein Mart, Gordmans, Filene’s Basement and Frugal Fannie’s provide the sales associates. DSW pays a percentage of net sales as rent.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For non-financial assets and liabilities measured at fair value on a non-recurring basis, FAS 157 is effective for fiscal years beginning after November 15, 2008. DSW is currently evaluating the impact of the adoption of FAS 157 for non-financial assets and liabilities on its financial position and results of operations.

Although the adoption of this standard for financial assets and liabilities in the quarter ended May 3, 2008 had no impact on DSW’s financial position or results of operations, it does result in additional disclosures regarding fair value measurements. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, FAS 157 establishes the following three level fair value hierarchy:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transactions with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive market, or other observable inputs.

•	Level 3 inputs are unobservable inputs.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Financial assets and liabilities measured at fair value on a recurring basis as of August 2, 2008 consisted of the following:

	Balance at
	August 2,
	2008	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$57,687	$6,421	$51,266
Short-term investments	75,480		75,430	$50
Long-term investments	5,760			5,760

	$138,927	$6,421	$126,696	$5,810

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions. The activity related to level 3 investments for the six months ended August 2, 2008 is summarized below:

	Short-term	Long-term
	(in thousands)
Carrying value as of February 2, 2008	$70,005	$12,500
Maturities and sales	(68,805)	(7,600)
Transfers between short-term and long-term investments	(1,150)	1,150
Unrealized losses included in accumulated other comprehensive loss		(290)

Carrying value as of August 2, 2008	$50	$5,760

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement allows entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard in the quarter ended August 2, 2008 had no impact on DSW’s financial position or results of operations. DSW has not currently elected the fair value provisions for any assets or liabilities, but DSW may elect to measure certain assets and liabilities using the fair value option in the future.

4.	STOCK BASED COMPENSATION

DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the plan), and directors of DSW. During the three months ended August 2, 2008 and August 4, 2007, the Company recorded stock based compensation expense of approximately $0.9 million and $1.1 million, respectively, and for each of the six months ended August 2, 2008 and August 4, 2007, the Company recorded stock based compensation expense of approximately $2.0 million.

The following table summarizes the Company’s stock option and restricted stock unit activity for the six months ended August 2, 2008 (in thousands):

	Six Months Ended August 2, 2008
	Stock Options	Restricted Stock Units
Outstanding, beginning of period	1,520	151
Granted	1,028	133
Exercised		(4)
Forfeited	(222)	(45)

Outstanding, end of period	2,326	235

Exercisable, end of period	613

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options

The weighted-average grant date fair value of each option granted in the three months ended August 2, 2008 and August 4, 2007 was $6.10 and $15.52 per share, respectively, and for the six months ended August 2, 2008 and August 4, 2007 was $5.88 and $17.66, respectively. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	Six Months Ended
	August 2, 2008	August 4, 2007

Assumptions:
Risk-free interest rate	2.73%	4.90%
Expected volatility of DSW common stock	48.07%	36.46%
Expected option term	4.9 years	5.0 years
Expected dividend yield	0.0%	0.0%
Restricted Stock Units

The total aggregate intrinsic value of nonvested restricted stock units at August 2, 2008 was $3.2 million. As of August 2, 2008, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.5 million with a weighted average expense recognition period remaining of 2.4 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units

DSW issues stock units to directors who are not employees of DSW or RVI. During the six months ended August 2, 2008 and August 4, 2007, DSW granted 41,229 and 7,426 director stock units, respectively, and expensed $0.6 million and $0.3 million in each respective six month period for these grants. As of August 2, 2008, 79,165 director stock units had been issued and no director stock units had been settled.

5.	INVESTMENTS

The long-term investments balance at both August 2, 2008 and February 2, 2008 includes auction rate securities that failed at auction subsequent to February 2, 2008 and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. As a result, for the six months ended August 2, 2008, the Company recorded a temporary impairment of $0.3 million, before taxes, related to its long-term investments. The auction rate securities are typically available for auction every 91 to 182 days. The maturity dates of the underlying auction rate securities are through 2034.

Short-term investments at August 2, 2008 include auction rate securities that settled at auction after the balance sheet date or securities that have been redeemed by the underlying issuer. The other short-term investments include variable rate demand notes, tax exempt bonds, tax advantaged bonds and tax exempt commercial paper. These other types of short-term investments, excluding tax exempt commercial paper, generally have interest reset dates of 7 to 126 days. Despite the long-term nature of the stated contractual maturities of the bonds, tax exempt commercial paper and variable rate demand notes, the Company has the ability to quickly liquidate these securities. As a result, other than one security classified as held to maturity that the Company has the ability and intent to hold until maturity, the Company has classified these securities as available for sale. At February 2, 2008, the short-term investment balance included variable rate demand notes and auction rate securities.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table discloses the major categories of our investments as of August 2, 2008 and February 2, 2008:

	Short-term investments		Long-term investments
	August 2, 2008	February 2, 2008	August 2, 2008	February 2, 2008
		(in thousands)
Available for sale:
Tax exempt bonds	$36,991
Tax advantaged bonds	2,000
Variable rate demand notes	22,150	$44,505
Tax exempt commercial paper	12,285
Auction rate securities	50	25,500	$6,050	$12,500
Unrealized losses included in accumulated other comprehensive loss			(290)

Total available for sale	$73,476	$70,005	$5,760	$12,500

Held to maturity	2,004

Total investments	$75,480	$70,005	$5,760	$12,500

6.	EARNINGS PER SHARE

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

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
		(in thousands)
Weighted average shares outstanding	43,999	43,953	43,983	43,947
Assumed exercise of dilutive stock options		236		258
Assumed exercise of dilutive restricted stock units	243	149	212	144

Number of shares for computation of diluted earnings per share	44,242	44,338	44,195	44,349

Options to purchase 1.6 million common shares were outstanding as of August 2, 2008 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, the effect would be anti-dilutive. For the three and six months ended August 4, 2007, all potentially dilutive stock options were dilutive.

7.	LONG-TERM OBLIGATIONS

DSW $150 Million Credit Facility — DSW has a $150 million secured revolving credit facility that expires on July 5, 2010. Under this facility, the Company and its subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under the secured revolving credit facility are secured by a lien on substantially all of its and its subsidiary’s personal property and a pledge of its shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants will, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents. As of August 2, 2008 and February 2, 2008, $125.5 million and $134.3 million, respectively, was available under the $150 million facility and no direct borrowings were outstanding. As of August 2, 2008 and February 2, 2008, $24.4 million and $15.7 million, respectively, in letters of credit were issued and outstanding.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Deferred Rent — Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in the other noncurrent liabilities caption was $30.3 million and $29.3 million as of August 2, 2008 and February 2, 2008, respectively.

Construction and Tenant Allowances — The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These allowances are included in the caption other non-current liabilities and were $61.7 million and $58.8 million as of August 2, 2008 and February 2, 2008, respectively.

8.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rates were 39.5% and 39.0%, respectively, for the three and six months ended August 2, 2008. The Company’s effective tax rates were 36.5% and 38.5%, respectively, for the three and six months ended August 4, 2007.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statements of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income.

9.	SEGMENT REPORTING

The Company is managed in two operating segments: DSW Stores, which includes dsw.com, and leased departments. All of the operations are located in the United States. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. The tables below present segment information:

		Leased
	DSW Stores	Departments	Total
		(in thousands)
Three Months Ended August 2, 2008:
Net sales	$315,620	$41,555	$357,175
Gross profit	94,334	6,760	101,094
Capital expenditures	24,120	144	24,264

		Leased
	DSW Stores	Departments	Total
		(in thousands)
Three Months Ended August 4, 2007:
Net sales	$306,100	$42,618	$348,718
Gross profit	78,952	2,398	81,350
Capital expenditures	20,534	12	20,546

		Leased
	DSW Stores	Departments	Total
		(in thousands)
Six Months Ended August 2, 2008:
Net sales	$636,775	$86,664	$723,439
Gross profit	183,686	14,455	198,141
Capital expenditures	43,669	257	43,926

As of August 2, 2008:
Total assets	$681,848	$56,776	$738,624

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Leased
	DSW Stores	Departments	Total
		(in thousands)
Six Months Ended August 4, 2007:
Net sales	$616,123	$89,592	$705,715
Gross profit	178,740	11,866	190,606
Capital expenditures	38,609	612	39,221

As of February 2, 2008:
Total assets	$641,874	$52,008	$693,882
10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated other comprehensive loss” of $0.2 million at August 2, 2008, relates to the Company’s unrealized loss on available-for-sale securities, net of income tax. For the six months ended August 2, 2008, the comprehensive income was $21.1 million. For the six months ended August 4, 2007, there was no unrealized loss on available-for-sale securities and comprehensive income was equal to net income.

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
Company Overview
DSW is a leading U.S. branded footwear specialty retailer operating 274 shoe stores in 37 states as of August 2, 2008. We offer a wide selection of better-branded dress, casual and athletic footwear for women and men. Our typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. Our stores average approximately 23,000 square feet and hold approximately 28,000 pairs of shoes. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate 384 leased shoe departments for four other retailers and sell shoes and accessories through dsw.com.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those described under “Part I, Item 1A. Risk Factors,” in our Form 10-K filed on April 17, 2008 and “Part II, Item 1A. Risk Factors” in this Form 10-Q some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our success in opening and operating new stores on a timely and profitable basis;

•	continuation of our supply agreements with our leased departments;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	impact of the change in the shared services agreement;

•	the risk of Value City Holdings, Inc. (“Value City”) deciding to discontinue operations or otherwise not pay its obligations for the transition services;

•	impact of the disposition of a majority interest in Value City by Retail Ventures on the allocation of expenses pursuant to the shared services agreement with RVI;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear;

•	the success of dsw.com;

•	liquidity risks related to our investments; and

•	security risks related to our electronic processing and transmission of confidential customer information.

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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to inventory valuation, cash and equivalents, allowance for doubtful accounts, depreciation, amortization, recoverability of long-lived assets (including intangible assets), estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, customer loyalty program, investments, income taxes, contingencies, litigation and revenue recognition. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
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
We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our condensed consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized upon customer receipt of merchandise are net of returns and sales tax and are not recognized until collectability is reasonably assured. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, we determined that we had accumulated enough historical data to recognize income from gift card breakage. We recognized $0.2 million and $0.3 million as miscellaneous income from gift card breakage in the three and six months ended August 2, 2008, respectively. Miscellaneous income is included in operating expenses. Prior to the fourth quarter of fiscal 2007, we had not recognized any income from gift card breakage.
•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our condensed consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at realizable value were $25.2 million and $26.5 million as of August 2, 2008 and February 2, 2008, respectively.

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
We include in the cost of sales expenses associated with warehousing products for our retail stores and dsw.com, distribution and store occupancy. Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution centers, which are primarily payroll-related taxes and benefits. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities and maintenance and other operating costs that are passed to us from the landlord. Distribution costs include the transportation of merchandise to the distribution centers and from the distribution center to our stores and to our dsw.com customers. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, and janitorial costs and costs associated with licenses for leased departments and occupancy-related taxes, which are primarily real estate taxes passed to us by our landlords.

•	Cash and Equivalents. Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables, which generally settle within three days. The carrying amounts approximate fair value.

•	Allowance for Doubtful Accounts. We monitor our exposure for credit losses and record related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of August 2, 2008 and February 2, 2008, our allowances for doubtful accounts were $1.7 million and $0.4 million, respectively. The increase in our allowance is primarily related to the collectability of a receivable from Value City.

•	Investments. We determine the appropriate balance sheet classification of our investments at time of purchase and evaluate the classification at each balance sheet date. If we have the positive intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held to maturity securities are stated at amortized cost plus accrued interest. Otherwise, our investments are classified as available-for-sale.

Investments, which can include demand notes, tax exempt bonds, tax advantaged bonds, tax exempt commercial paper and auction rate securities, are classified as available-for-sale securities or held to maturity. All income generated from these investments is recorded as interest income. Our investments in auction rate securities have variable interest rates, which typically reset every 91 to 182 days and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. All other investments, other than tax exempt commercial paper, have variable interest rates that typically reset every 7 to 126 days. Despite the long-term nature of the stated contractual maturities of the bonds, tax exempt commercial paper and variable rate demand notes, the Company has the ability to quickly liquidate these securities and classifies these securities as short-term investments accordingly.

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

•	Asset Impairment and Long-lived Assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is included in cost of sales. We believe as of August 2, 2008 that the long-lived assets’ carrying amounts and useful lives are appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers compensation and general liability insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers compensation and general liability insurance exceed those anticipated, reserves recorded may not be sufficient, and, to the extent actual results vary from assumptions, earnings would be impacted. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by less than $0.1 million. The self-insurance reserves were $1.7 million and $1.4 million as of August 2, 2008 and February 2, 2008, respectively.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores and dsw.com in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If management had made these determinations on a different basis, our tax expense, assets and liabilities could be different.
Results of Operations
Overview
As of August 2, 2008, we operated 274 DSW stores in 37 states, dsw.com and leased shoe departments in 282 Stein Mart stores, 65 Gordmans stores, 36 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in two segments, defined as DSW stores, which includes dsw.com, and leased departments. The leased departments are comprised of leased departments in Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement stores. In fiscal 2008, we have focused on increasing our gross profit through improved inventory management.
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of income.

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(71.7)	(76.7)	(72.6)	(73.0)

Gross profit	28.3	23.3	27.4	27.0
Operating expenses	(23.4)	(20.9)	(22.7)	(20.5)

Operating profit	4.9	2.4	4.7	6.5
Interest income, net	0.2	0.6	0.1	0.5

Earnings before income taxes	5.1	3.0	4.8	7.0
Income tax provision	(2.0)	(1.1)	(1.9)	(2.7)

Net income	3.1%	1.9%	2.9%	4.3%

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
Operating Expenses. Operating expenses include expenses related to store management and store payroll costs, advertising, leased department operations, store depreciation and amortization, pre-opening advertising and other pre-opening costs (which are expensed as incurred), corporate expenses for buying services, information services, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, customer service center expenses, allocable costs to and from Retail Ventures and other corporate related departments and benefits for associates and related payroll taxes. Corporate level expenses are primarily attributable to operations at our corporate offices in Columbus, Ohio.

THREE MONTHS ENDED AUGUST 2, 2008 COMPARED TO THREE MONTHS ENDED AUGUST 4, 2007
Net Sales. Sales for the three months ended August 2, 2008 increased by 2.4%, or $8.5 million, from the three months ended August 4, 2007. The following table summarizes the increase in our net sales:

Three months ended
August 2, 2008

(in millions)
Net sales for the three months ended August 4, 2007	$348.7
Decrease in comparable store sales	(22.2)
Net increase in 2007 and 2008 new stores, dsw.com and closed store sales	30.7

Net sales for the three months ended August 2, 2008	$357.2

The following table summarizes our sales breakdown by segment:

	Three months ended
	August 2, 2008	August 4, 2007

	(in millions)

DSW Stores	$315.6	$306.1
Leased Departments	41.6	42.6

	$357.2	$348.7

The decrease in comparable sales of 6.9% was primarily a result of the challenging economic environment in both segments. In addition, the decrease was also impacted by a reduction in price promotional events in DSW stores. In our DSW stores segment, the reduction in price promotional events resulted in an increase in average unit retail, but was offset by reductions in customer traffic and conversion rates. For the second quarter of fiscal 2008, DSW comparable store sales decreased in women’s by 6.8%, men’s by 5.1%, accessories by 14.6%, and the athletic category by 9.1%.
Gross Profit. For the second quarter of fiscal 2008, gross profit increased $19.7 million and 24.3%, from the second quarter of fiscal 2007. Gross margin increased as a percentage of net sales from 23.3% in the second quarter of fiscal 2007 to 28.3% in the second quarter of fiscal 2008. By operating segment, gross profit as a percentage of sales was:

	August 2, 2008	August 4, 2007

DSW Stores	29.9%	25.8%
Leased Departments	16.3%	5.6%
Total DSW	28.3%	23.3%
The gross profit for DSW stores for the second quarter of fiscal 2008 increased as a percentage of sales compared to the second quarter of fiscal 2007 due to decreased markdowns partially offset by increases in both distribution and store occupancy expense as a percentage of sales. The decrease in markdowns was a result of reduced price promotional events and improved inventory management. The increase in distribution expense as a percentage of sales was a result of expenses related to our dsw.com fulfillment center. Store occupancy expense for DSW stores as a percentage of sales increased to 13.7% in the second quarter of fiscal 2008 from 12.6% in the second quarter of fiscal 2007 as a result of fixed occupancy expenses and decreased average store sales as compared to the second quarter of fiscal 2007.
The gross profit for leased departments increased as a percentage of sales compared to the second quarter of fiscal 2007 due to decreased markdowns. The decrease in markdowns was a result of enhancements to the clearance markdown process.
Operating Expenses. For the second quarter of fiscal 2008, operating expenses increased $10.4 million as compared to the second quarter of fiscal 2007, which represented 23.4% and 20.9% of net sales, respectively. The increase in operating expenses as a percent of sales was primarily the result of unreimbursed expenses of $3.3 million to provide transition services to Value City. Other factors that contributed to the increase as a percentage of sales included deleveraged store expenses, an increase in expenses related to dsw.com and an increase in other home office expenses.
Operating Profit. Operating profit was $17.7 million in the second quarter of fiscal 2008 compared to $8.3 million in the second quarter of fiscal 2007 and increased as a percentage of net sales to 4.9% in the second quarter of fiscal 2008 from 2.4% in the second quarter of fiscal 2007. The increase in operating profit as a percentage of net sales was primarily impacted by an increase in gross profit partially offset by an increase in operating expenses.

Interest Income, Net. Interest income, net of interest expense, for the second quarter of fiscal 2008 was $0.4 million as compared to $1.9 million of net interest income for the second quarter of fiscal 2007. Interest income for the quarter decreased due to the replacement of our short-term investments in favor of lower risk money market funds and other investments with lower yields.
Income Taxes. Our effective tax rate for the second quarter of fiscal 2008 was 39.5%, compared to 36.5% for the second quarter of fiscal 2007.
Net Income. For the second quarter of fiscal 2008, net income increased $4.4 million, or 68.0%, over the second quarter of fiscal 2007 and represented 3.1% and 1.9% of net sales, respectively. This increase was primarily the result of an increase in gross profit partially offset by an increase in operating expenses.
SIX MONTHS ENDED AUGUST 2, 2008 COMPARED TO SIX MONTHS ENDED AUGUST 4, 2007
Net Sales. Sales for the six months ended August 2, 2008 increased by 2.5%, or $17.7 million, for the six months ended August 4, 2007. The following table summarizes the increase in our net sales.

Six months ended
August 2, 2008
(in millions)
Net sales for the six months ended August 4, 2007	$705.7
Decrease in comparable store sales	(40.2)
Net increase in 2007 and 2008 new stores, dsw.com and closed store sales	57.9

Net sales for the six months ended August 2, 2008	$723.4

The following table summarizes our sales breakdown by segment:

	Six months ended
	August 2, 2008	August 4, 2007
	(in millions)
DSW Stores	$636.8	$616.1
Leased Departments	86.6	89.6

	$723.4	$705.7

The decrease in comparable sales of 6.2% was primarily a result of the challenging economic environment in both segments. In addition, the decrease was also impacted by a reduction in price promotional events in DSW stores. For the six months ended August 2, 2008, DSW comparable store sales decreased in women’s by 6.3%, men’s by 4.4%, accessories by 11.4%, and the athletic category by 7.4%.
Gross Profit. For the six months ended August 2, 2008, gross profit increased $7.5 million, or 4.0%, as compared to the six months ended August 4, 2007, and increased as a percentage of net sales from 27.0% for the six months ended August 4, 2007 to 27.4% for the six months ended August 2, 2008. By operating segment, gross profit as a percentage of sales was:

	August 2, 2008	August 4, 2007

DSW Stores	28.8%	29.0%
Leased Departments	16.7%	13.2%
Total DSW	27.4%	27.0%
The gross profit for DSW stores for the six months ended August 2, 2008 decreased as a percentage of sales compared to the six months ended August 4, 2007 due to increases in both DSW store occupancy expense and distribution expense as percentage of sales partially offset by a decrease in markdowns. The decrease in markdowns was a result of reduced price promotional events and improved inventory management. The increase in distribution expense as a percentage of sales was a result of expenses related to our dsw.com fulfillment center. Store occupancy expense for DSW stores as a percentage of sales increased to 13.6% for the six months ended August 2, 2008 from 12.2% for the six months ended August 4, 2007 as a result of fixed occupancy expenses and decreased average store sales as compared to the six months ended August 4, 2007.
The gross profit for the leased departments for the six months ended August 2, 2008 increased as a percentage of sales compared to the six months ended August 4, 2007 due to decreased markdowns partially offset by an increase in distribution expense. The decrease in markdowns was a result of enhancements to the clearance markdown process. Distribution related expenses increased from 1.0% of sales for the six months ended August 4, 2007 to 1.2% of sales for the six months ended August 2, 2008, which is primarily due to fixed expenses and decreased average store sales.

Operating Expenses. For the six months ended August 2, 2008, operating expenses increased $19.4 million as compared to the six months ended August 4, 2007, which represented 22.7% and 20.5% of net sales, respectively. The increase in operating expenses as a percent of sales was primarily the result of unreimbursed expenses of $4.3 million to provide transition services to Value City and an increase in expenses related to dsw.com. Other factors that contributed to the increase as a percentage of sales included deleveraged store expenses and increased other home office expenses.
Operating Profit. Operating profit was $33.7 million for the six months ended August 2, 2008 compared to $45.5 million for the six months ended August 4, 2007 and decreased as a percentage of net sales to 4.7% for the six months ended August 2, 2008 from 6.5% for the six months ended August 4, 2007. Operating profit as a percentage of net sales was impacted by an increase in operating expenses partially offset by an increase in gross profit.
Interest Income, Net. Interest income, net of interest expense, for the six months ended August 2, 2008 was $1.1 million as compared to $3.7 million of net interest income for the six months ended August 2, 2008. Interest income for the quarter decreased due to the replacement of our short-term investments in favor of lower risk money market funds and other investments with lower yields.
Income Taxes. Our effective tax rate for the six months ended August 2, 2008 was 39.0%, compared to 38.5% for the six months ended August 4, 2007.
Net Income. For the six months ended August 2, 2008, net income decreased $9.0 million, or 29.8%, over the six months ended August 4, 2007 and represented 2.9% and 4.3% of net sales, respectively. This decrease was primarily the result of an increase in operating expenses offset partially by an increase in gross profit.
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
Liquidity and Capital Resources
Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our store expansion, improving our information systems, the remodeling of existing stores and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from DSW operations, together with our current levels of cash and equivalents and short-term investments as well as availability under our revolving credit facility, will be sufficient to maintain our ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
Net working capital increased $10.2 million to $292.9 million as of August 2, 2008 from $282.7 million at February 2, 2008, primarily due to the increase in inventory related to 16 new stores, partially offset by an increase in accounts payable. At August 2, 2008 and February 2, 2008, the current ratio was 2.6 and 2.7, respectively.
Operating Cash Flows. For the six months ended August 2, 2008, our net cash provided by operations was $37.5 million, compared to $43.2 million for the six months ended August 4, 2007. The decrease in our net cash flow from operations for the six months ended August 2, 2008 was primarily a result of the decrease in net income which was partially offset by an increase in depreciation as a result of the increased capital expenditures in fiscal 2007. The increase in inventory as a result of new stores was partially offset by the corresponding increase in accounts payable and other changes in working capital.
Investing Cash Flows. For the six months ended August 2, 2008, our net cash used in investing activities was $41.6 million compared to $41.7 million for the six months ended August 4, 2007. We expect to spend approximately $85 million for capital expenditures in fiscal 2008. During the six months ended August 2, 2008, we incurred $43.9 million in capital expenditures and paid $42.6 million in cash for capital expenditures. Of this amount, we incurred $25.5 million for new stores and remodels of existing stores, $2.2 million related to the corporate office and warehouses, $3.4 million related to dsw.com and $12.8 million related to information technology equipment upgrades and new systems, excluding dsw.com.

Although our plan of continued expansion could place increased demands on our financial, managerial, operational and administrative resources and result in increased demands on management, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. The current slowdown in the United States economy could adversely affect consumer confidence and consumer spending habits, which may result in reduced customer traffic and comparable store sales in our existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings.
Our future capital expenditures will depend heavily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We plan to open at least 35 stores during fiscal 2008. Based on the current economic conditions and financial pressures facing real estate developers, we have reduced our plan to open at least 30 stores to 15 to 20 stores in fiscal 2009. We will continue to pursue real estate opportunities that fit our business model, but expect these pressures to slow our growth in fiscal 2009. We are currently evaluating the number of stores that we plan to open in fiscal 2010. During fiscal 2007, the average investment required to open a typical new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.9 million and pre-opening advertising and other pre-opening expenses typically accounted for $0.1 million.
Auction Rate Securities. As of August 2, 2008, all of our long-term investments and less than $0.1 million of our short-term investments were invested in auction rate securities. Due to auction failures limiting the liquidity of our investments, we have presented certain investments in auction rate securities as long-term investments at August 2, 2008. We believe that the current lack of liquidity relating to our investment in auction rate securities will have no impact on our ability to fund our ongoing operations and growth initiatives.
$150 Million Secured Revolving Credit Facility. DSW has a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under the secured revolving credit facility are secured by a lien on substantially all of our and DSWSW’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under the facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. As of August 2, 2008 and February 2, 2008, $125.5 million and $134.3 million were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding.
Contractual Obligations
DSW had outstanding letters of credit that totaled $24.4 million as of August 2, 2008 and $15.7 million as of February 2, 2008. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payments outside of terms set forth in these arrangements.
As of August 2, 2008, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to $3.3 million as of August 2, 2008. In addition, we have signed lease agreements for 41 new store locations expected to be opened over the next 18 months, with annual rent of approximately $14.0 million. In connection with the new lease agreements, we will receive $15.5 million of construction and tenant allowances, which will reimburse us for expenditures at these locations.
We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of August 2, 2008 or February 2, 2008.
Off-Balance Sheet Arrangements
The Company does not intend to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. As of August 2, 2008, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

Proposed Accounting Standards
The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash and equivalents have maturities of 90 days or less. Our investments in auction rate securities have variable interest rates that typically reset every 91 to 182 days. We also have investments in tax exempt bonds, tax advantaged bonds, tax exempt commercial paper and variable rate demand notes. These investments, other than tax exempt commercial paper, generally have variable interest rates that reset every 7 to 126 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus limit our ability to invest in higher interest investments.
As of August 2, 2008, all of our long-term investments and less than $0.1 million of our short-term investments were in auction rate securities. Due to auction failures limiting the liquidity of these investments, we have presented the majority of our investments in auction rate securities as long-term investments as of August 2, 2008. While recent failures in the auction process have affected our ability to access these funds, we do not believe that the underlying securities have undergone an other-than-temporary impairment. We recorded a temporary impairment of $0.2 million, net of tax during the six months ended August 2, 2008. We expect to continue to earn interest at the prevailing rates on our remaining auction rate securities.
As of August 2, 2008, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.
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
Item 1A. Risk Factors.
Other than the items below, there have been no material changes to DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
We will provide transition services to Value City and are at risk for increased costs due to termination of services or may be unable to collect for services rendered.
In January 2008, RVI announced the disposition of an 81% ownership interest in Value City. As a part of this transaction, RVI agreed to provide certain transition services to Value City. We are currently in negotiations with Value City to provide transition services to Value City, including risk management, tax, financial services, shared benefits administration, payroll, and information technology services. These services, other than information technology, were formerly provided to Value City by RVI. In the interim, we are providing these transition services without an agreement.
In the event that we are unable to come to agreement with Value City on the scope and costs of these services, we will not be able to allocate a portion of our expenses to Value City which would result in increased expense to us. The amount of this increased expense could be material and have a negative impact on our results of operations and financial position.
Additionally, in the event that Value City fails to pay its expense for these services, we may be unable to collect for such services. These unpaid amounts could be material and have a negative impact on our results of operations and financial position. As of August 2, 2008, these unpaid amounts were approximately $4.3 million. Of these unpaid amounts, we have reserved approximately $1.0 million and have not recognized a receivable related to the remaining services provided.
We provide key services to RVI and its other subsidiaries under a shared service agreement and are at risk for increased costs due to termination of services.
Effective March 17, 2008, we entered into an amended shared services agreement with RVI and Filene’s Basement. Pursuant to the terms of the amended shared services agreement, DSW provides RVI and Filene’s Basement with key services relating to risk management, tax, financial services, shared benefits administration, payroll, and information technology. The current term of the shared services agreement will expire at the end of fiscal 2008 and will be extended automatically for additional one-year terms unless terminated by one of the parties. We expect some of these services to be provided for longer or shorter periods than the current term.
In the event that the shared services agreement expires or is not renewed, or is otherwise terminated, DSW would not be able to allocate as much or any expense to RVI or Filene’s Basement relating to shared services. This reduction in expense allocation could be material and have a negative impact on our results of operations and financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities. Not applicable.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers
DSW made no purchases of its Common Shares during the six months ended August 2, 2008.

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
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders.
We held our 2008 Annual Meeting of the Shareholders on May 22, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters discussed or voted on at the annual meeting were the election of four incumbent Class I directors and the election of three new Class III directors. The following persons continue to serve as Class II directors: Jay L. Schottenstein, Philip B. Miller and James D. Robbins. The following persons were elected as Class I members of the Board of Directors to serve a three year term until the annual meeting in 2011 or until their successors are duly elected and qualified: Carolee Friedlander, Harvey L. Sonnenberg, Allan J. Tanenbaum, and Heywood Wilansky. The following persons were elected as Class III members of the Board of Directors to serve a two year term until the annual meeting in 2010 or until their successors are duly elected and qualified: Elaine J. Eisenman, Joanna T. Lau, and Roger S. Markfield. Each person received the number of votes for or the number of votes with authority withheld indicated below.

	Shares Voted	Shares
	“FOR”	“WITHHELD”
Carolee Friedlander	235,910,364	191,918
Harvey L. Sonnenberg	235,615,349	486,933
Allan J. Tanenbaum	234,836,151	1,266,131
Heywood Wilansky	235,888,790	213,492
Elaine J. Eisenman	236,005,810	96,472
Joanna T. Lau	236,015,310	86,972
Roger S. Markfield	235,881,656	220,626
No other matters were submitted to a vote of our shareholders at the annual meeting.
Item 5. Other Information. None.
Item 6. Exhibits. See Index to Exhibits on page 24.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)
Date: September 5, 2008	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Transfer and Assignment Agreement among Retail Ventures, Inc., Retail Ventures Services, Inc., DSW Inc., and Filene’s Basement, Inc., dated as of March 17, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed August 28, 2008.

10.2	Amendment No. 1 to Amended and Restated Shared Services Agreement between DSW Inc. and Retail Ventures, Inc., dated as of March 17, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-32545) filed August 28, 2008.

10.3	Amendment No. 1 to Tax Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated as of March 17, 2008. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-32545) filed August 28, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer