Form 10-Q
period 2008-11-01
DSW Inc.
filed 2008-12-03
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
The number of outstanding Class A Common Shares, without par value, as of November 30, 2008 was 16,313,688 and Class B Common Shares, without par value, as of November 30, 2008 was 27,702,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	November 1,	February 2,
	2008	2008

ASSETS
Cash and equivalents	$45,570	$61,801
Short-term investments	84,915	70,005
Accounts receivable, net	7,722	11,805
Accounts receivable from related parties, net	4,166	2,538
Inventories	319,244	262,037
Prepaid expenses and other current assets	24,237	23,134
Deferred income taxes	26,276	20,302

Total current assets	512,130	451,622

Property and equipment, net	233,631	192,772
Long-term investments	4,493	12,500
Goodwill	25,899	25,899
Tradenames and other intangibles, net	3,882	4,522
Deferred income taxes and other assets	5,348	6,567

Total assets	$785,383	$693,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$135,541	$113,605
Accounts payable to related parties	864	990
Accrued expenses:
Taxes	23,785	9,881
Customer loyalty program	7,516	6,410
Gift cards and merchandise credits	12,656	14,231
Other	35,191	23,788

Total current liabilities	215,553	168,905

Other non-current liabilities	99,044	91,497

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,311,137 and 16,263,569 issued and outstanding, respectively	292,189	288,365
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding Retained earnings	179,538	145,115
Accumulated other comprehensive loss	(941)

Total shareholders’ equity	470,786	433,480

Total liabilities and shareholders’ equity	$785,383	$693,882

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Net sales	$391,355	$367,380	$1,114,794	$1,073,095
Cost of sales	(282,280)	(260,720)	(807,578)	(775,829)

Gross profit	109,075	106,660	307,216	297,266
Operating expenses	(88,158)	(71,855)	(252,614)	(216,917)

Operating profit	20,917	34,805	54,602	80,349

Interest expense	(270)	(140)	(848)	(421)
Interest income	956	1,673	2,677	5,621

Interest income, net	686	1,533	1,829	5,200

Earnings before income taxes	21,603	36,338	56,431	85,549
Income tax provision	(8,425)	(13,906)	(22,008)	(32,852)

Net income	$13,178	$22,432	$34,423	$52,697

Basic and diluted earnings per share:
Basic	$0.30	$0.51	$0.78	$1.20
Diluted	$0.30	$0.51	$0.78	$1.19
Shares used in per share calculations:
Basic	44,011	43,957	43,992	43,951
Diluted	44,240	44,274	44,210	44,324
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of					Accumulated
	Class A	Class B	Class A	Class B		Other
	Common	Common	Common	Common	Retained	Comprehensive
	Shares	Shares	Shares	Shares	Earnings	Loss	Total

Balance, February 3, 2007	16,239	27,703	$283,108	$0	$91,471	$0	$374,579

Net income					52,697		52,697
Cumulative effect of FIN 48 adoption					(131)		(131)
Stock units granted	9		325				325
Exercise of stock options	8		64				64
Excess tax benefit related to stock option exercises			63				63
Stock based compensation expense, before related tax effects			3,103				3,103

Balance, November 3, 2007	16,256	27,703	$286,663	$0	$144,037	$0	$430,700

Balance, February 2, 2008	16,264	27,703	$288,365	$0	$145,115	$0	$433,480

Net income					34,423		34,423
Unrealized loss on available-for-sale securities, net of tax benefit of $616						(941)	(941)

Total comprehensive income							33,482

Stock units granted	44		592				592
Exercise of stock options	1		17				17
Tax shortfall related to restricted stock unit and stock option exercises			(24)				(24)
Exercise of restricted stock units, net of settlement of taxes	2		(13)				(13)
Stock based compensation expense, before related tax effects			3,252				3,252

Balance, November 1, 2008	16,311	27,703	$292,189	$0	$179,538	$(941)	$470,786

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	November 1,	November 3,
	2008	2007

Cash flows from operating activities:
Net income	$34,423	$52,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,409	17,151
Amortization of debt issuance costs	88	88
Stock based compensation expense	3,252	3,103
Deferred income taxes	(4,511)	572
Loss on disposal of assets	540	115
Impairment charges	1,586	720
Grants of stock units	592	325
Other noncurrent liabilities	(7,484)	(260)
Change in working capital, assets and liabilities:
Accounts receivable, net	2,455	(4,527)
Inventories	(57,207)	(37,190)
Prepaid expenses and other assets	(716)	(5,238)
Accounts payable	25,029	12,089
Proceeds from construction and tenant allowances	14,928	10,256
Accrued expenses	21,426	(10,980)

Net cash provided by operating activities	58,810	38,921

Cash flows from investing activities:
Cash paid for property and equipment	(66,599)	(67,272)
Purchases of available-for-sale investments	(182,672)	(87,100)
Purchases of held-to-maturity investments	(2,000)
Maturities and sales from available-for-sale investments	174,213	88,550
Maturities and sales from held-to-maturity investments	2,000
Purchase of intangible asset		(21)

Net cash used in investing activities	(75,058)	(65,843)

Cash flows from financing activities:
Proceeds from exercise of stock options	17	64
Excess tax benefit – related to stock option exercises		63

Net cash provided by financing activities	17	127

Net decrease in cash and equivalents	(16,231)	(26,795)
Cash and equivalents, beginning of period	61,801	73,205

Cash and equivalents, end of period	$45,570	$46,410

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$12,869	$44,352
Noncash investing and operating activities –
Increase in accounts payable and accrued expenses from asset purchases	116	2,793
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

DSW Inc. (“DSW”) and its wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”. At November 1, 2008, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 62.9% of DSW’s outstanding Common Shares, representing approximately 93.1% of the combined voting power of DSW’s outstanding Common Shares.

As of November 1, 2008, DSW operated a total of 295 stores located throughout the United States and dsw.com. DSW stores and dsw.com offer a wide selection of better-branded dress, casual and athletic footwear for men and women, as well as accessories. During the nine months ended November 1, 2008, DSW opened 37 new DSW stores, closed one DSW store and launched dsw.com. DSW also operates leased departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. As of November 1, 2008, DSW supplied merchandise to 279 Stein Mart stores, 65 Gordmans stores, 36 Filene’s Basement stores, and one Frugal Fannie’s store. During the nine months ended November 1, 2008, DSW added one affiliated and nine non-affiliated leased departments, respectively, and ceased operations in one affiliated and seven non-affiliated leased departments, respectively. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement, the affiliated retailer) and provides supervisory assistance in these locations. Stein Mart, Gordmans, Filene’s Basement and Frugal Fannie’s provide the sales associates. DSW pays a percentage of net sales as rent.

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

Although the adoption of this standard for financial assets and liabilities in the quarter ended May 3, 2008 had no impact on DSW’s financial position or results of operations, it does result in additional disclosures regarding fair value measurements. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, FAS 157 establishes the following three level fair value hierarchy:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transactions with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive markets, or other observable inputs.

•	Level 3 inputs are unobservable inputs.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Financial assets and liabilities measured at fair value on a recurring basis as of November 1, 2008 consisted of the following:

	Balance at
	November 1,
	2008	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$45,570	$45,570
Short-term investments	84,915		$84,915
Long-term investments	4,493			$4,493

	$134,978	$45,570	$84,915	$4,493

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions. The activity related to level 3 investments for the nine months ended November 1, 2008 is summarized below:

	Short-term	Long-term
	(in thousands)
Carrying value as of February 2, 2008	$70,005	$12,500
Maturities and sales	(68,855)	(7,600)
Transfers between short-term and long-term investments	(1,150)	1,150
Unrealized losses included in accumulated other comprehensive loss		(1,557)

Carrying value as of November 1, 2008	$0	$4,493

4.	STOCK BASED COMPENSATION

DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the plan), and directors of DSW. During the three months ended November 1, 2008 and November 3, 2007, the Company recorded stock based compensation expense of approximately $1.2 million and $1.1 million, respectively, and for each of the nine months ended November 1, 2008 and November 3, 2007, the Company recorded stock based compensation expense of approximately $3.3 million and $3.1 million, respectively.

Stock Options

The following table summarizes the Company’s stock option activity (in thousands):

Nine months ended
November 1, 2008
Outstanding, beginning of period	1,520
Granted	1,040
Exercised	(1)
Forfeited	(402)

Outstanding, end of period	2,157

Exercisable, end of period	523

The weighted-average grant date fair value of each option granted in the three months ended November 1, 2008 and November 3, 2007 was $6.91 and $11.54 per share, respectively, and for the nine months ended November 1, 2008 and November 3, 2007 was $5.89 and $17.38 per share, respectively. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	Nine months ended
	November 1,	November 3,
	2008	2007
Assumptions:
Risk-free interest rate	2.8%	4.5%
Expected volatility of DSW common stock	48.1%	39.4%
Expected option term	4.9 years	5.0 years
Expected dividend yield	0.0%	0.0%

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity (in thousands):

Nine months ended
November 1, 2008
Outstanding, beginning of period	151
Granted	133
Vested	(4)
Forfeited	(58)

Outstanding, end of period	222

The total aggregate intrinsic value of nonvested restricted stock units at November 1, 2008 was $2.9 million. As of November 1, 2008, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.2 million with a weighted average expense recognition period remaining of 2.2 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units

DSW issues stock units to directors who are not employees of DSW or RVI. During the nine months ended November 1, 2008 and November 3, 2007, DSW granted 43,887 and 9,294 director stock units, respectively, and expensed $0.6 million and $0.3 million in each respective nine month period for these grants. As of November 1, 2008, 81,823 director stock units had been issued and no director stock units had been settled.

5.	INVESTMENTS

The long-term investments balance at both November 1, 2008 and February 2, 2008 includes auction rate securities that failed at auction subsequent to February 2, 2008 and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. As a result, for the nine months ended November 1, 2008, the Company recorded a temporary impairment of approximately $1.6 million, before taxes, related to its long-term investments. The auction rate securities are typically available for auction every 91 to 182 days.

Short-term investments at November 1, 2008 include tax exempt bonds, tax advantaged bonds, variable rate demand notes, tax exempt commercial paper and certificates of deposit. Tax exempt commercial paper and certificates of deposit mature every 28 to 126 days. The other types of short-term investments generally have interest reset dates of every 7 to 9 days. Despite the long-term nature of the stated contractual maturities of the bonds, tax exempt commercial paper and variable rate demand notes, the Company has the ability to quickly liquidate these securities. As a result, the Company has classified these securities as available for sale. At February 2, 2008, the short-term investment balance included variable rate demand notes and auction rate securities.

The following table discloses the major categories of our investments as of November 1, 2008 and February 2, 2008:

	Short-term investments		Long-term investments
	November 1,	February 2,	November 1,	February 2,
	2008	2008	2008	2008
	(in thousands)
Available for sale:
Tax exempt bonds	$50,765
Tax advantaged bonds	1,000
Variable rate demand notes	18,150	$44,505
Tax exempt commercial paper	5,000
Certificates of deposit	10,000
Auction rate securities		25,500	$6,050	$12,500
Unrealized losses included in accumulated other comprehensive loss			(1,557)

Total available for sale	$84,915	$70,005	$4,493	$12,500

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6.	EARNINGS PER SHARE

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

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(in thousands)
Weighted average shares outstanding	44,011	43,957	43,992	43,951
Assumed exercise of dilutive stock options		165		227
Assumed exercise of dilutive restricted stock units	229	152	218	146

Number of shares for computation of diluted earnings per share	44,240	44,274	44,210	44,324

Options to purchase 1.4 million and 0.7 million common shares were outstanding at November 1, 2008 and November 3, 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, the effect would be anti-dilutive.

7.	LONG-TERM OBLIGATIONS

DSW $150 Million Credit Facility- DSW has a $150 million secured revolving credit facility that expires on July 5, 2010. Under this facility, the Company and its subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under the secured revolving credit facility are secured by a lien on substantially all of its and its subsidiary’s personal property and a pledge of its shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants will, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents. As of November 1, 2008 and February 2, 2008, $139.5 million and $134.3 million, respectively, was available under the $150 million facility and no direct borrowings were outstanding. As of November 1, 2008 and February 2, 2008, $10.5 million and $15.7 million, respectively, in letters of credit were issued and outstanding.

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in the other noncurrent liabilities caption was $31.7 million and $29.3 million as of November 1, 2008 and February 2, 2008, respectively.

Construction and Tenant Allowances- The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These allowances are included in the caption other non-current liabilities and were $64.0 million and $58.8 million as of November 1, 2008 and February 2, 2008, respectively.

8.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was 39.0% for both the three and nine months ended November 1, 2008. The Company’s effective tax rates were 38.3% and 38.4%, respectively, for the three and nine months ended November 3, 2007.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statements of income rather than

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income.

9.	SEGMENT REPORTING

The Company is managed in two operating segments: DSW stores, which includes dsw.com, and leased departments. All of the operations are located in the United States. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. The goodwill balance of $25.9 million outstanding at November 1, 2008 and February 2, 2008 is recorded in the DSW stores segment. The tables below present segment information:

		Leased
	DSW stores	departments	Total

	(in thousands)
Three months ended November 1, 2008:
Net sales	$350,066	$41,289	$391,355
Gross profit	101,597	7,478	109,075
Capital expenditures	22,758	48	22,806

Three months ended November 3, 2007:
Net sales	$321,471	$45,909	$367,380
Gross profit	97,723	8,937	106,660
Capital expenditures	30,368	485	30,853

		Leased
	DSW stores	departments	Total

	(in thousands)
Nine months ended November 1, 2008:
Net sales	$986,841	$127,953	$1,114,794
Gross profit	285,283	21,933	307,216
Capital expenditures	66,427	305	66,732

As of November 1, 2008:
Total assets	724,662	60,721	785,383

		Leased
	DSW stores	departments	Total

	(in thousands)
Nine months ended November 3, 2007:
Net sales	$937,594	$135,501	$1,073,095
Gross profit	276,463	20,803	297,266
Capital expenditures	68,977	1,097	70,074

As of February 2, 2008:
Total assets	641,874	52,008	693,882
10.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The balance sheet caption Accumulated other comprehensive loss of $0.9 million at November 1, 2008, relates to the Company’s unrealized loss on available-for-sale securities, net of income tax. For the nine months ended November 1, 2008, the comprehensive income was $33.5 million. For the nine months ended November 3, 2007, there was no unrealized loss on available-for-sale securities and comprehensive income was equal to net income.
11.	COMMITMENTS AND CONTINGENCIES

As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of the Company’s customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks. During the second quarter of fiscal 2008, in a putative class action captioned Levine vs. DSW, the Company prevailed on a motion for summary judgment on all claims in the Court of Common Pleas, Cuyahoga County, Ohio. The Company currently has no pending litigation relating to this matter. As of November 1, 2008, the Company

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
decreased the balance of the associated reserve from $0.5 million to $0.1 million. Settlement of this case did not have a material impact on the Company’s results of operations or financial condition.

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
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC.
Company Overview
DSW is a leading U.S. branded footwear specialty retailer operating 295 shoe stores in 37 states as of November 1, 2008. We offer a wide selection of better-branded dress, casual and athletic footwear for women and men, as well as accessories. Our typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. Our stores average approximately 22,000 square feet and carry approximately 27,000 pairs of shoes. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate 381 leased shoe departments for four other retailers and sell shoes and accessories through dsw.com.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in our Form 10-K filed on April 17, 2008 and “Part II, Item 1A. Risk Factors” in this Form 10-Q some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our success in opening and operating new stores on a timely and profitable basis;

•	continuation of our supply agreements with our leased departments;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	impact of the change in the shared services agreement;

•	the risk of Value City Holdings, Inc. (“Value City”) not paying its obligations for the transition services;

•	impact of the disposition of a majority interest in Value City by Retail Ventures on the allocation of expenses pursuant to the shared services agreement with RVI;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear;

•	the success of dsw.com;

•	liquidity and investment risks related to our investments; and

•	security risks related to our electronic processing and transmission of confidential customer information.
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
We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our condensed consolidated financial statements:
•	Revenue Recognition. Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns and sales tax and are not recognized until collectability is reasonably assured. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, we determined that we had accumulated enough historical data to recognize income from gift card breakage. We recognized $0.2 million and $0.5 million as miscellaneous income from gift card breakage in the three and nine months ended November 1, 2008, respectively. Miscellaneous income is included in operating expenses. Prior to the fourth quarter of fiscal 2007, we had not recognized any income from gift card breakage.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our condensed consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at realizable value were $24.4 million and $26.5 million as of November 1, 2008 and February 2, 2008, respectively.

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

We include in the cost of sales expenses associated with warehousing products for our retail stores and dsw.com, distribution and store occupancy. Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution centers, which are primarily payroll-related taxes and benefits. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities and maintenance and other operating costs that are passed to us from the landlord. Distribution costs include the transportation of merchandise to the distribution centers and from the distribution center to our stores. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, janitorial costs, costs associated with licenses for leased departments and occupancy-related taxes, which are primarily real estate taxes passed to us by our landlords.

•	Cash and Equivalents. Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables, which generally settle within three days. The carrying amounts approximate fair value.

•	Allowance for Doubtful Accounts. We monitor our exposure for credit losses and record related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of November 1, 2008 and February 2, 2008, our allowances for doubtful accounts were $0.6 million and $0.4 million, respectively. The increase in our allowance is primarily related to the collectability of a receivable from Value City.

•	Investments. We determine the appropriate balance sheet classification of our investments at time of purchase and evaluate the classification at each balance sheet date. If we have the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held to maturity securities are stated at amortized cost plus accrued interest. Otherwise, our investments are classified as available-for-sale.

Investments, which can include tax exempt bonds, tax advantaged bonds, variable rate demand notes, tax exempt commercial paper, certificates of deposit and auction rate securities, are classified as available-for-sale securities or held to maturity. All income generated from these investments is recorded as interest income. Our investments in auction rate securities have variable interest rates, which typically reset every 91 to 182 days and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. Our investments in tax exempt commercial paper and certificates of deposit mature every 28 to 126 days. The other types of short-term investments generally have interest reset dates of every 7 to 9 days. Despite the long-term nature of the stated contractual maturities of the bonds, tax exempt commercial paper and variable rate demand notes, the Company has the ability to quickly liquidate these securities and classifies these securities as short-term investments accordingly.

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

•	Asset Impairment and Long-lived Assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is included in cost of sales. We believe as of November 1, 2008 that the long-lived assets’ carrying amounts and useful lives are appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers compensation and general liability insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. We have purchased stop loss insurance to limit our exposure to any significant exposures on a per person basis for heath and welfare and on a per claim basis for workers’ compensation and casualty insurance. Should the total cost of claims for health and welfare, workers compensation and general liability insurance exceed those anticipated, reserves recorded may not be sufficient, and, to the extent actual results vary from assumptions, earnings would be impacted. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by less than $0.1 million. The self-insurance reserves were $2.2 million and $1.4 million as of November 1, 2008 and February 2, 2008, respectively.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores and dsw.com in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If management had made these determinations on a different basis, our tax expense, assets and liabilities could be different.
Results of Operations
Overview
As of November 1, 2008, we operated 295 DSW stores in 37 states, dsw.com and leased shoe departments in 279 Stein Mart stores, 65 Gordmans stores, 36 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in two segments, defined as DSW stores, which includes dsw.com, and leased departments.
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of income:

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(72.1)	(71.0)	(72.4)	(72.3)

Gross profit	27.9	29.0	27.6	27.7
Operating expenses	(22.5)	(19.5)	(22.7)	(20.2)

Operating profit	5.4	9.5	4.9	7.5
Interest income, net	0.2	0.4	0.2	0.5

Earnings before income taxes	5.6	9.9	5.1	8.0
Income tax provision	(2.2)	(3.8)	(2.0)	(3.1)

Net income	3.4%	6.1%	3.1%	4.9%

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
THREE MONTHS ENDED NOVEMBER 1, 2008 COMPARED TO THREE MONTHS ENDED NOVEMBER 3, 2007
Net Sales. Sales for the three months ended November 1, 2008 increased by 6.5%, or $24.0 million, from the three months ended November 3, 2007. The following table summarizes the increase in our net sales:

Three months ended
November 1, 2008
(in millions)
Net sales for the three months ended November 3, 2007	$367.4
Decrease in comparable store sales	(13.5)
Net increase in 2007 and 2008 new stores, dsw.com and closed store sales	37.5

Net sales for the three months ended November 1, 2008	$391.4

The following table summarizes our sales breakdown by segment:

	Three months ended
	November 1, 2008	November 3, 2007
	(in millions)
DSW stores	$350.1	$321.5
Leased departments	41.3	45.9

	$391.4	$367.4

The decrease in comparable sales of 4.1% was primarily a result of the challenging economic environment in both segments evidenced by a decrease in customer traffic. For the third quarter of fiscal 2008, DSW comparable store sales decreased in women’s by 3.5%, men’s by 2.4%, accessories by 1.9%, and the athletic category by 5.2%.
Gross Profit. For the third quarter of fiscal 2008, gross profit increased $2.4 million and 2.3%, from the third quarter of fiscal 2007. Gross margin decreased as a percentage of net sales from 29.0% in the third quarter of fiscal 2007 to 27.9% in the third quarter of fiscal 2008. By operating segment, gross profit as a percentage of sales was:

	November 1, 2008	November 3, 2007

DSW stores	29.0%	30.4%
Leased departments	18.1%	19.5%
Total DSW	27.9%	29.0%
The gross profit for DSW stores for the third quarter of fiscal 2008 decreased as a percentage of sales compared to the third quarter of fiscal 2007 due to increased store occupancy and distribution expense as a percentage of sales and a decrease in initial mark-up partially offset by a decrease in markdowns. The increase in distribution expense as a percentage of sales was a result of expenses related to our dsw.com fulfillment center, which was not operating in the third quarter of fiscal 2007. Store occupancy expense for DSW stores as a percentage of sales increased to 13.5% in the third quarter of fiscal 2008 from 12.7% in the third quarter of fiscal 2007 as a result of decreased average store sales as compared to the third quarter of fiscal 2007.
The gross profit for leased departments decreased as a percentage of sales compared to the third quarter of fiscal 2007 due to increased markdowns, a decrease in initial mark-up and an increase in distribution expense as a percentage of sales. The increase in markdowns was a result of an increase in sales of clearance merchandise.
Operating Expenses. For the third quarter of fiscal 2008, operating expenses increased $16.3 million as compared to the third quarter of fiscal 2007, which represented 22.5% and 19.5% of net sales, respectively. The increase in operating expenses as a percent of sales was the result of an increase in bonus expense as the third quarter of fiscal 2008 includes bonus expense while the third quarter of fiscal 2007 included a reversal of year-to-date bonus expense, an increase in expenses related to dsw.com, unreimbursed expenses to provide transition services to Value City and an increase in other home office expenses.
Operating Profit. Operating profit was $20.9 million in the third quarter of fiscal 2008 compared to $34.8 million in the third quarter of fiscal 2007 and decreased as a percentage of net sales to 5.4% in the third quarter of fiscal 2008 from 9.5% in the third quarter of fiscal 2007. The decrease in operating profit as a percentage of net sales was primarily impacted by a decrease in gross profit and an increase in operating expenses.
Interest Income, Net. Interest income, net of interest expense, for the third quarter of fiscal 2008 was $0.7 million as compared to $1.5 million of net interest income for the third quarter of fiscal 2007. Interest income for the quarter decreased due to the replacement of our short-term investments in favor of lower risk money market funds and other investments with lower yields.

Income Taxes. Our effective tax rate for the third quarter of fiscal 2008 was 39.0%, compared to 38.3% for the third quarter of fiscal 2007.
Net Income. For the third quarter of fiscal 2008, net income decreased $9.3 million, or 41.3%, over the third quarter of fiscal 2007 and represented 3.4% and 6.1% of net sales, respectively. This decrease was primarily the result of a decrease in gross profit and an increase in operating expenses.
NINE MONTHS ENDED NOVEMBER 1, 2008 COMPARED TO NINE MONTHS ENDED NOVEMBER 3, 2007
Net Sales. Sales for the nine months ended November 1, 2008 increased by 3.9%, or $41.7 million, from the nine months ended November 3, 2007. The following table summarizes the increase in our net sales:

Nine months ended
November 1, 2008
(in millions)
Net sales for the nine months ended November 3, 2007	$1,073.1
Decrease in comparable store sales	(53.7)
Net increase in 2007 and 2008 new stores, dsw.com and closed store sales	95.4

Net sales for the nine months ended November 1, 2008	$1,114.8

The following table summarizes our sales breakdown by segment:

	Nine months ended
	November 1, 2008	November 3, 2007
	(in millions)
DSW stores	$986.8	$937.6
Leased departments	128.0	135.5

	$1,114.8	$1,073.1

The decrease in comparable sales of 5.5% was primarily a result of the challenging economic environment in both segments as evidenced by a decrease in customer traffic. For the nine months ended November 1, 2008, DSW comparable store sales decreased in women’s by 5.3%, men’s by 3.8%, accessories by 8.1%, and the athletic category by 6.7%.
Gross Profit. For the nine months ended November 1, 2008, gross profit increased $10.0 million, or 3.3%, as compared to the nine months ended November 3, 2007, and decreased as a percentage of net sales from 27.7% for the nine months ended November 3, 2007 to 27.6 % for the nine months ended November 1, 2008. By operating segment, gross profit as a percentage of sales was:

	November 1, 2008	November 3, 2007

DSW stores	28.9%	29.5%
Leased departments	17.1%	15.4%
Total DSW	27.6%	27.7%
The gross profit for DSW stores for the nine months ended November 1, 2008 decreased as a percentage of sales compared to the nine months ended November 3, 2007 due to increases in both DSW store occupancy expense and distribution expense as percentage of sales partially offset by a decrease in markdowns. As a result of a shift in our markdown cadence, there was a decrease in markdowns for the nine months ended November 1, 2008. Store occupancy expense for DSW stores as a percentage of sales increased to 13.6% for the nine months ended November 1, 2008 from 12.4% for the nine months ended November 3, 2007 as a result of decreased average store sales as compared to the nine months ended November 3, 2007. The increase in distribution expense as a percentage of sales was a result of expenses related to our dsw.com fulfillment center that was not operational in fiscal 2007.
The gross profit for the leased departments for the nine months ended November 1, 2008 increased as a percentage of sales compared to the nine months ended November 3, 2007 due to decreased markdowns. The decrease in markdowns was a result of an enhancement to the clearance markdown process.
Operating Expenses. For the nine months ended November 1, 2008, operating expenses increased $35.7 million as compared to the nine months ended November 3, 2007, which represented 22.7% and 20.2% of net sales, respectively. The increase in operating expenses as a percent of sales was the result of an increase in expenses related to dsw.com, unreimbursed expenses to provide transition services to Value City, increased other home office expenses, including bonus expense. The nine months ended November 1, 2008 includes bonus expense while the nine months ended November 3, 2007 included a reversal of year-to-date bonus expense.

Operating Profit. Operating profit was $54.6 million for the nine months ended November 1, 2008 compared to $80.3 million for the nine months ended November 3, 2007 and decreased as a percentage of net sales to 4.9% for the nine months ended November 1, 2008 from 7.5% for the nine months ended November 3, 2007. Operating profit as a percentage of net sales was impacted by an increase in operating expenses.
Interest Income, Net. Interest income, net of interest expense, for the nine months ended November 1, 2008 was $1.8 million as compared to $5.2 million of net interest income for the nine months ended November 3, 2007. Interest income decreased due to the replacement of our short-term investments in favor of lower risk money market funds and other investments with lower yields.
Income Taxes. Our effective tax rate for the nine months ended November 1, 2008 was 39.0%, compared to 38.4% for the nine months ended November 3, 2007.
Net Income. For the nine months ended November 1, 2008, net income decreased $18.3 million, or 34.7%, over the nine months ended November 3, 2007 and represented 3.1% and 4.9% of net sales, respectively. This decrease was primarily the result of an increase in operating expenses.
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
Net working capital increased $13.9 million to $296.6 million as of November 1, 2008 from $282.7 million at February 2, 2008, primarily due to an increase in inventory which was partially offset by an increase in accounts payable and accrued taxes. The increase in accounts payable is consistent with the increase in inventory and the increase in accrued taxes is due to the timing of tax payments. At November 1, 2008 and February 2, 2008, the current ratio was 2.4 and 2.7, respectively.
Operating Cash Flows. For the nine months ended November 1, 2008, our net cash provided by operations was $58.8 million, compared to $38.9 million for the nine months ended November 3, 2007. The increase in our net cash flow from operations for the nine months ended November 1, 2008 was primarily a result of an increase in accounts payable and accrued expenses partially offset by a decrease in net income and an increase in inventory.
Investing Cash Flows. For the nine months ended November 1, 2008, our net cash used in investing activities was $75.1 million compared to $65.8 million for the nine months ended November 3, 2007. We expect to spend approximately $85 million for capital expenditures in fiscal 2008. During the nine months ended November 1, 2008, we incurred $66.7 million in capital expenditures. Of this amount, we incurred $44.4 million for new stores and remodels of existing stores, $3.2 million related to the corporate office and warehouses, $4.4 million related to dsw.com and $14.7 million related to information technology equipment upgrades and new systems, excluding dsw.com.
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

Our future capital expenditures will depend heavily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We plan to open 41 stores during fiscal 2008. Based on the current economic conditions and financial pressures facing real estate developers, we have reduced our plan to open at least 30 stores to 10 to 15 stores in fiscal 2009. We will continue to pursue real estate opportunities that fit our business model, but expect these pressures to slow our growth in fiscal 2009. We are currently evaluating the number of stores that we plan to open in fiscal 2010. During fiscal 2007, the average investment required to open a typical new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.9 million and pre-opening advertising and other pre-opening expenses typically accounted for $0.1 million.
Auction Rate Securities. As of November 1, 2008, all of our long-term investments were invested in auction rate securities. Due to auction failures limiting the liquidity of our investments, we have presented all investments in auction rate securities as long-term investments at November 1, 2008. We believe that the current lack of liquidity relating to our investment in auction rate securities will have no impact on our ability to fund our ongoing operations and growth initiatives.
$150 Million Secured Revolving Credit Facility. DSW has a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. The DSW facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under the secured revolving credit facility are secured by a lien on substantially all of our and DSWSW’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants will, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under the facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. As of November 1, 2008 and February 2, 2008, $139.5 million and $134.3 million were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding.
Contractual Obligations
DSW had outstanding letters of credit that totaled $10.5 million as of November 1, 2008 and $15.7 million as of February 2, 2008. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payments outside of terms set forth in these arrangements.
As of November 1, 2008, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to $2.1 million as of November 1, 2008. In addition, we have signed lease agreements for 19 new store locations expected to be opened over the next 18 months, with annual rent of approximately $6.5 million. In connection with the new lease agreements, we will receive $8.0 million of construction and tenant allowances, which will reimburse us for expenditures at these locations.
We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of November 1, 2008 or February 2, 2008.
Off-Balance Sheet Arrangements
As of November 1, 2008, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
Proposed Accounting Standards
The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards implemented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash and equivalents have maturities of 90 days or less. Our investments in auction rate securities have variable interest rates that typically reset every 91 to 182 days. We also have investments in tax exempt bonds, tax advantaged bonds, variable rate demand notes, tax exempt commercial paper, and certificates of deposit. Tax exempt commercial paper and certificates of deposit mature every 28 to 126 days. Our other types of short-term investments generally have interest reset dates of every 7 to 9 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher interest investments.
We have $10.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service® (“CDARS’). CDARS provides FDIC insurance on deposits of up to $50.0 million. The service places a large deposit with a financial institution registered in the CDARS network. The financial institution uses CDARS to place funds into certificates of deposit issued by banks in the network. This occurs in increments of less than $0.1 million to ensure that both principal and interest are eligible for full FDIC insurance.
As of November 1, 2008, all of our long-term investments were in auction rate securities. Due to auction failures limiting the liquidity of these investments, we have presented all investments in auction rate securities as long-term investments as of November 1, 2008. While recent failures in the auction process have affected our ability to access these funds, we do not believe that the underlying securities have undergone an other-than-temporary impairment. We recorded a temporary impairment of $0.9 million, net of tax during the nine months ended November 1, 2008. We expect to continue to earn interest at the prevailing rates on our remaining auction rate securities.
As of November 1, 2008, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of the Company’s customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks. During the second quarter of fiscal 2008, in a putative class action captioned Levine vs. DSW, we prevailed on a motion for summary judgment on all claims in the Court of Common Pleas, Cuyahoga County, Ohio.  We currently have no pending litigation relating to this matter. As of November 1, 2008, we decreased the balance of the associated reserve from $0.5 million to $0.1 million.  Settlement of this case did not have a material impact on the Company’s results of operations or financial condition.
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
Item 1A. Risk Factors.
The following Risk factors supplement DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
Value City Department Stores has filed for bankruptcy protection and announced its intention to close its remaining stores. Value City owes us approximately $6.7 million as of November 1, 2008 and we may not be able to collect this amount from Value City. Further, once the liquidation of Value City is complete, we will no longer be able to allocate Value City a portion of our expenses, which will lead to increased expense to us.
In January 2008, RVI announced the disposition of an 81% ownership interest in Value City. As a part of this transaction, RVI agreed to provide certain transition services to Value City. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. We have negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll, and information technology services, in exchange for a weekly payment.
As of November 1, 2008, Value City owes us approximately $6.7 million, all for services rendered by us prior to the filing of bankruptcy. Of these unpaid amounts, we have reserved approximately $0.6 million and have not recognized a receivable related to the remaining services provided. We plan on submitting a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.
Further, once the liquidation of Value City is complete, we will no longer be able to allocate a portion of our expenses to Value City, which will lead to increased expenses for us. The amount of this increased expense could be material and may have a negative impact on our results of operations and financial position.
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
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers
DSW made no purchases of its Common Shares during the three months ended November 1, 2008.
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

DSW INC. (Registrant)
Date: December 3, 2008	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer