Form 10-K
period 2009-01-31
DSW Inc.
filed 2009-04-01
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended January 31, 2009
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

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of August 2, 2008, was $222,266,850.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,315,746 Class A Common Shares and 27,702,667 Class B Common Shares were outstanding at February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement relating to fiscal 2008 for the Annual Meeting of Shareholders to be held on May 21, 2009 are incorporated by reference into Part III.

PART I

All references to “we,” “us,” “our,” “DSW” or the “Company” in this Annual Report on Form 10-K mean DSW Inc. and its wholly-owned subsidiaries, except where it is made clear that the term only means DSW Inc. DSW Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”).

All references to “Retail Ventures”, or “RVI”, in this Annual Report on Form 10-K mean Retail Ventures, Inc. and its subsidiaries, except where it is made clear that the term only means the parent company. DSW is a controlled subsidiary of Retail Ventures. RVI Common Shares are listed for trading under the ticker symbol “RVI” on the NYSE.

We own many trademarks and service marks. This Annual Report on Form 10-K may contain trade dress, tradenames and trademarks of other companies. Use or display of other parties’ trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark or trade dress owner.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;

•	continuation of supply agreements and the financial condition of our leased business partners;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	the realization of our bankruptcy claim related to Value City Department Stores (“Value City”);

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear;

•	the success of dsw.com;

•	liquidity and investment risks related to our investments;

•	our ability to secure additional credit upon the termination of our existing credit facility; and

•	liquidity risks at Retail Ventures and Filene’s Basement and their impact on DSW and the allocation of shared services

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

General

DSW is a leading U.S. branded footwear specialty retailer operating 298 shoe stores in 37 states as of January 31, 2009. We offer a wide selection of better-branded dress, casual and athletic footwear for women and men, as well as accessories. Our typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. Our stores average approximately 23,000 square feet and carry approximately 27,000 pairs of shoes. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate 377 leased shoe departments for four other retailers and sell shoes and accessories through dsw.com.

Please see our financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K for financial information about our two reportable segments: the DSW segment, which includes dsw.com and DSW stores, and leased departments.

Corporate History

We were incorporated in the state of Ohio on January 20, 1969 and opened our first DSW store in Dublin, Ohio in July 1991. In 1998, a predecessor of Retail Ventures purchased DSW and affiliated shoe businesses from Schottenstein Stores Corporation (“SSC”) and Nacht Management, Inc. In February 2005, we changed our name from Shonac Corporation to DSW Inc. In July 2005, we completed an initial public offering (“IPO”) of our Class A Common Shares, selling approximately 16.2 million shares at an offering price of $19.00 per share. As of January 31, 2009, Retail Ventures owned approximately 27.7 million of our Class B Common Shares, or approximately 62.9% of our total outstanding shares and approximately 93.1% of the combined voting power of our outstanding Common Shares.

Competitive Strengths

We believe that our leading market position is driven by our competitive strengths: the breadth of our branded product offerings, our convenient store layout, the value proposition offered to our customers and demonstrated ability to deliver sales growth on a consistent basis. Over the past few years, we have honed our retail operating model and continued our dedication to providing quality in-season products at attractive prices. We believe we will continue to improve our ability to leverage these competitive strengths and attract and retain talented managers and merchandisers.

The Breadth of Our Product Offerings

Our goal is to excite our customers with a selection of shoes that fulfill a broad range of style and fashion needs. DSW stores and dsw.com sell a large selection of better-branded merchandise. We purchase directly from more than

400 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with selection at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 27,000 pairs of shoes in over 2,000 styles compared to a significantly smaller product offering at typical department stores. We also offer a complementary selection of handbags, hosiery and other accessories which appeal to our brand- and fashion-conscious customers.

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

The Value Proposition Offered to Our Customers

Through our buying organization, we are able to provide our customers with high quality, in-season fashions at prices that we believe are competitive with the typical sale price found at specialty retailers and department stores. We generally employ a consistent pricing strategy that typically provides our customers with the same price on our merchandise from the day it is received until it goes into our planned clearance rotation. Our pricing strategy differentiates us from our competitors who usually price and promote merchandise at discounts available only for limited time periods. We find that customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a department store or specialty retailer to have a sale event.

In order to provide additional value to our regular customers, we maintain a customer loyalty program for DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. This program offers additional savings to frequent shoppers and encourages repeat sales. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. We target direct marketing to “DSW Rewards” members throughout the year. We classify these members by frequency and spend and use direct mail and email communication to stimulate further sales and traffic. As of January 31, 2009, over 10.4 million members enrolled in the “DSW Rewards” loyalty program have made at least one purchase over the course of the last two fiscal years, up from approximately 8.6 million members as of February 2, 2008. In fiscal 2008, approximately 76% of DSW store and dsw.com net sales were generated by shoppers in the loyalty program, up from approximately 69% of DSW store net sales in fiscal 2007.

Demonstrated Ability to Consistently Deliver Growth

Our operating model is focused on selection, convenience and value. We believe that the growth we have achieved in the past is attributable to our operating model and management’s focus on store-level profitability and economic payback. Over the five fiscal years ended January 31, 2009, our net sales have grown at a compound annual growth rate of 13.1%. We intend to continue our focus on net sales, operating profit and operating cash flows as we pursue our growth strategy.

We believe cash generated from DSW operations, together with our current levels of cash and investments of $157.5 million, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth. In addition to our cash and investments, DSW has no long-term debt, however, DSW does have significant long-term obligations under its leases.

Growth Strategy

Our growth strategy is to continue to strengthen our position as a leading better-branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability: expanding our store base and dsw.com, driving sales through enhanced merchandising and investment in our infrastructure.

Expanding Our Store Base and dsw.com

We plan to open approximately 10 stores in fiscal 2009 and increase dsw.com sales. Our plan is to open stores in both new and existing markets with the primary focus on power strip centers as well as repositioning existing stores. We also plan to continue to pursue opportunities in regional malls, lifestyle centers and urban street locations in appropriate markets. In general, our evaluation of potential new stores focuses on location within a retail area, demographics, co-tenancy, store size and configuration, and lease terms. Our long-range planning model includes analysis of every major metropolitan area in the country with the objective of understanding the demand for our products in each market over time, and our ability to capture that demand. The analysis also looks at our current penetration levels in the markets we serve and our expected deepening of those penetration levels as we continue to grow our brand and become the shoe retailer of choice in our markets.

Driving Sales through Enhanced Merchandising

Our merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. We track store performance and sales trends on a weekly basis and have a flexible incremental buying process that enables us to order styles frequently throughout each season, in contrast to department stores, which typically make one large purchase at the beginning of the season. To keep our product mix fresh and on target, we test new fashions and actively monitor sell-through rates in our stores. We also aim to increase the quality and breadth of existing vendor offerings and identify new vendor opportunities. In addition to our merchandising initiative, we will continue to invest in planning, allocation and distribution to continue improving our inventory and markdown management.

Investment in Infrastructure

As we grow our business and fill in markets to their full potential, we believe we will improve our profitability by leveraging our cost structure in areas of regional management, supply chain and overhead functions. Additionally, we intend to continue investing in our infrastructure to improve our operating and financial performance. Most significantly, we believe continued investment in information systems will enhance our efficiency in areas such as merchandise planning and allocation, inventory management, distribution, labor management and point of sale functions.

DSW Store Locations

As of January 31, 2009, we operated 298 DSW stores in 37 states in the United States. The table below shows the locations of our DSW stores by region.

Northeast		West		Central		Southwest		Southeast

Connecticut	3	California	32	Illinois	15	Arizona	6	Alabama	2
Delaware	1	Oregon	3	Indiana	7	Colorado	8	Florida	22
Maine	1	Washington	4	Iowa	1	Nevada	3	Georgia	14
Maryland	9			Kansas	2	Texas	30	Kentucky	2
Massachusetts	12			Michigan	14	Utah	3	Louisiana	2
New Hampshire	1			Minnesota	8			North Carolina	6
New Jersey	10			Missouri	4			Tennessee	4
New York	18			Nebraska	2			Virginia	13
Pennsylvania	15			Ohio	14
Rhode Island	1			Oklahoma	2
				Wisconsin	4

Total	71		39		73		50		65

Leased Departments

We also operate leased departments for three non-affiliated retailers and one affiliated retailer. We have renewable supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Inc., Gordman’s,

Inc. and Frugal Fannie’s Fashion Warehouse stores through December 2012, January 2013, and April 2012, respectively. We operate leased departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures, under a renewable supply agreement through January 2010.

We own the merchandise, record sales of merchandise net of returns and sales tax, own the fixtures (except for Filene’s Basement) and provide supervisory assistance in these covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. We pay a percentage of net sales as rent. As of January 31, 2009, we supplied merchandise to 275 Stein Mart stores, 65 Gordmans stores, one Frugal Fannie’s store and 36 Filene’s Basement stores. Our leased department segment has been supported by a store field operations group, a merchandising group and, for non-affiliated retailers, a planning and allocation group that are separate from the DSW segment.

dsw.com

We launched dsw.com in the first half of fiscal 2008 to provide customers with the opportunity to purchase shoes and related accessories through our website and to gain market share by serving customers in regions where we do not currently have stores. We have entered into a ten-year lease agreement for space to serve as a fulfillment center for dsw.com sales. We operate a call center to support both DSW stores and dsw.com to address our customer service needs.

Merchandise Suppliers and Mix

We believe we have good relationships with our vendors. We purchase merchandise directly from more than 400 domestic and foreign vendors. Our vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have implemented quality control programs under which our DSW buyers are involved in establishing standards for quality and fit according to which actual product is manufactured and our store personnel examine incoming merchandise in regards to color, material and overall quality of manufacturing. As the number of DSW locations increases and our sales volumes grow, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2008, merchandise supplied by our three top vendors accounted for approximately 20% of our net footwear sales.

We separate our DSW merchandise into four primary categories — women’s footwear; men’s footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, we also offer a complementary assortment of handbags, hosiery and other accessories.

The following table sets forth the approximate percentage of our sales attributable to each merchandise category for the fiscal years below:

Category	Fiscal 2008	Fiscal 2007	Fiscal 2006

Women’s	66%	65%	65%
Men’s	15%	16%	16%
Athletic	14%	14%	14%
Accessories and Other	5%	5%	5%

Distribution

Our primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear to stores so we can take full advantage of each selling season. We have engaged a third party logistics service provider to receive orders originating from suppliers on the West Coast or imports entering the United States at a West Coast port of entry through our West Coast bypass. These initial shipments are then shipped by this service provider to our pool points and onwards to stores bypassing our Columbus distribution center facility. We will continue to evaluate expansion of this process for applicability in other parts of the country. We also operate a fulfillment center in

Columbus, Ohio to process orders for dsw.com, which are shipped directly to customers using a third party shipping provider.

Management Information and Control Systems

In order to promote our continued growth, we undertook several major initiatives in the past to build upon the merchandise management system and warehouse management systems that support us. In fiscal 2008, we made a significant investment in upgrading our Point of Sale (“POS”) system to a consistent platform. In our stores, we utilize POS registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking. With our top vendors, we utilize an electronic data interchange for product UPC barcodes and electronic exchange of purchase orders, Advance Shipment Notifications and invoices. We use enterprise data warehouse and customer relationship management software to manage the “DSW Rewards” program. This allows us to support, expand and integrate “DSW Rewards” with the POS system to improve the customer experience.

Competition

We view our primary competitors to be department stores. We also compete with mall-based company stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, multi-channel specialty retailers and brand-oriented discounters. We believe shoppers prefer our remarkable selection of on-trend merchandise compared to product offerings of our competitors because those retailers generally offer a more limited selection at higher initial prices, in a less convenient format than DSW and without the membership benefits of the “DSW Rewards” program. In addition, we also believe that we successfully compete against retailers who have attempted to duplicate our format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons.

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

Associates

As of January 31, 2009, we employed approximately 10,000 associates. None of our associates are covered by any collective bargaining agreements. We offer competitive wages, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term and short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.

Seasonality

Our business is subject to seasonal trends. The sales in our DSW stores have typically been higher in the first and third quarters, when our customers’ interest in new seasonal styles increases. Unlike many other retailers, we have not historically experienced a large increase in net sales during our fourth quarter associated with the winter holiday season.

Available Information

DSW electronically files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to such reports. The public may read and copy any materials that DSW files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about DSW, including its reports filed with or furnished to the SEC, is available through DSW’s website at www.dswinc.com. Such reports are accessible at no charge through DSW’s website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

We have included our website addresses throughout this filing as textual references only. The information contained on our websites are not incorporated into this Form 10-K.

ITEM 1A.	RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating DSW. If any of the events described below occurs, our business, financial condition and results of operations and future growth prospects could be negatively affected.

Risks Relating to Our Business

We plan to open approximately 10 stores in fiscal 2009 and are currently evaluating our strategy for fiscal 2010 and beyond, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2008, fiscal 2007 and fiscal 2006, we opened 41, 37, and 29 new DSW stores, respectively. We plan to open approximately 10 stores in fiscal 2009 and are currently evaluating our strategy for fiscal 2010 and beyond. As of January 31, 2009, we have signed leases for an additional 14 stores opening in fiscal 2009 and fiscal 2010. During fiscal 2008, the average investment required to open a typical new DSW store was approximately $1.6 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase investments in management information systems and distribution facilities. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse effect on our operations and financial performance and slow our growth.

We may be unable to open all the stores contemplated by our growth strategy on a timely basis, and new stores we open may not be profitable or may have an adverse impact on the profitability of existing stores, either of which could have a material adverse effect on our business, financial condition and results of operations.

We plan to open approximately 10 stores in fiscal 2009. However, we may not achieve our planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. Our ability to open and operate new DSW stores on a timely and profitable basis depends on many factors, including, among others, our ability to:

•	identify suitable markets and sites for new store locations with financially stable co-tenants and landlords;

•	negotiate favorable lease terms;

•	build-out or refurbish sites on a timely and effective basis;

•	obtain sufficient levels of inventory to meet the needs of new stores;

•	obtain sufficient financing and capital resources or generate sufficient operating cash flows from operations to fund growth;

•	open new stores at costs not significantly greater than those anticipated;

•	successfully open new DSW stores in markets in which we currently have few or no stores;

•	control the costs of other capital investments associated with store openings;

•	hire, train and retain qualified managers and store personnel; and

•	successfully integrate new stores into our existing infrastructure, operations, management and distribution systems or adapt such infrastructure, operations and systems to accommodate our growth.

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

We have entered into Supply Agreements with Stein Mart, Gordmans and Filene’s Basement. If Stein Mart, Gordmans or Filene’s Basement were to terminate our supply agreements, close a significant number of stores, declare bankruptcy or liquidate, it could have a material adverse effect on our business and financial performance.

Our supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart, Gordmans and Filene’s Basement, our contractual termination dates are December 2012, January 2013 and January 2010, respectively. In addition, the agreements contain provisions that may trigger an earlier termination. For fiscal 2008, the sales from our leased business segment represent approximately 11.2% of our total company sales. In the event of the loss of one of these leased departments, it is unlikely that DSW would be able to proportionately reduce expenses to the reduction of sales.

The performance of our leased departments is highly dependant on the performance of Stein Mart, Gordmans and Filene’s Basement. In February 2009, Filene’s Basement closed 11 underperforming stores. If Stein Mart, Gordmans or Filene’s Basement were to terminate our supply agreements, close a significant number of stores, declare bankruptcy or liquidate, it could have a material adverse effect on our business and financial performance.

Ongoing liquidity risks at Retail Ventures and Filene’s Basement could impact the shared service allocations between DSW and RVI and may have a material adverse effect on our future financial performance and financial position.

Filene’s Basement closed 11 underperforming stores in February 2009 and also plans to seek to aggressively renegotiate certain of the remaining 25 operating store leases in addition to leases for the Filene’s Basement Corporate Office and warehouse. Filene’s Basement and RVI are discussing with representatives of the lenders to Filene’s Basement the effect of the store closings under Filene’s Basement’s credit agreement. No assurance can be given that RVI and Filene’s Basement will successfully resolve this situation with the lenders and, RVI, a guarantor under Filene’s Basement’s credit agreement, is exploring strategic alternatives to seek to address liquidity risk at both companies. If obligations under the credit agreement were to be accelerated and the lenders were to elect to seek repayment from RVI, RVI currently does not have sufficient liquidity to immediately satisfy such a repayment obligation under such guarantee, absent a capital raising transaction. Although such a capital raising transaction could include the sale or collateralization of shares of DSW common stock or a sale of equity by RVI, no assurance may be given that any such transaction can be successfully pursued or timely consummated.

Effective March 17, 2008, we entered into an Amended and Restated Shared Services Agreement with RVI and Filene’s Basement. Pursuant to the terms of the Amended and Restated Shared Services Agreement, DSW provides RVI and Filene’s Basement with key services relating to risk management, tax, financial services, benefits administration, payroll, and information technology based upon a usage based charge. The current term of the Amended and Restated Shared Services Agreement will expire at the end of fiscal 2009 and extends automatically for additional one-year terms unless terminated by one of the parties. In the event that RVI or Filene’s Basement significantly reduces or ceases operations, DSW would not be able to allocate as much or any expense to RVI or Filene’s Basement. This increased allocation percentage and reduction in expense allocation could be material and have a negative effect on DSW’s results of operations and financial condition.

In fiscal 2008, we allocated $5.7 million to Filene’s Basement and expect to allocate up to $5.7 million in fiscal 2009. As of January 31, 2009, Filene’s Basement owed DSW $1.8 million. In fiscal 2008, we allocated $0.7 million to RVI and expect to allocate up to $0.7 million in fiscal 2009. As of January 31, 2009, DSW owed RVI $3.4 million.

We launched dsw.com in the first half of fiscal 2008, which may not be successful and could adversely affect our results of operations or distract management from our core business.

We launched dsw.com to sell shoes and related accessories through our website in fiscal 2008. In addition, we have entered into a ten-year lease agreement for space to serve as a fulfillment center for dsw.com distribution. The continued development of such a business channel could distract management from our core business, take business from our existing store base resulting in lower sales in our stores or be unsuccessful. In addition, as this is a new business channel, we have purchased inventory based upon anticipated sales. In the event that our actual sales are lower than planned, we will likely take markdowns on inventory which will adversely affect gross margin. In the event that we lose focus on our core business, impact sales in our existing store base or are unsuccessful in the execution of dsw.com, it may have a material adverse effect on our business, results of operations, financial condition or result in asset impairment charges related to assets used specifically by dsw.com.

We rely on our good relationships with vendors to purchase better-branded merchandise at favorable prices. If these relationships were to be impaired, we may not be able to obtain a sufficient selection of merchandise at attractive prices, and we may not be able to respond promptly to changing fashion trends, either of which could have a material adverse effect on our competitive position, our business and financial performance.

We do not have long-term supply agreements or exclusive arrangements with any vendors and, therefore, our success depends on maintaining good relations with our vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores. If we fail to strengthen our relations with our existing vendors or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season better-branded merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our competitive position. In addition, our inability to stock our DSW stores with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our stores, which could adversely affect our financial performance.

During fiscal 2008, merchandise supplied to DSW by three key vendors accounted for approximately 20% of our net footwear sales. The loss of or a reduction in the amount of merchandise made available to us by any one of these vendors could have an adverse effect on our business.

We may be unable to anticipate and respond to fashion trends and consumer preferences in the markets in which we operate, which could have a material adverse effect on our business, financial condition and results of operations.

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

•	variations in local economic conditions, which could affect our customers’ discretionary spending and their price sensitivity;

•	unanticipated fashion trends;

•	our success in developing and maintaining vendor relationships that provide us access to in-season merchandise at attractive prices;

•	our success in distributing merchandise to our stores in an efficient manner; and

•	changes in weather patterns, which in turn affect consumer preferences.

If we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our operations are affected by seasonal variability.

Our net sales have typically been higher in the first and third quarters. As a result of seasonality, any factors negatively affecting us during these periods, including adverse weather, the timing and level of markdowns or unfavorable economic conditions, could have a material adverse effect on our financial condition, operating cash flow and results of operations for the entire year.

Our sales and quarterly financial performance may fluctuate for a variety of reasons, which could result in a decline in the price of our Class A Common Shares.

Our business is sensitive to customers’ spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and quarterly financial performance, including:

•	challenging U.S. economic conditions and, in particular, the retail sales environment.

•	changes in our merchandising strategy;

•	timing and concentration of new DSW store openings and related pre-opening and other start-up costs;

•	levels of pre-opening expenses associated with new DSW stores;

•	changes in our merchandise mix;

•	changes in and regional variations in demographic and population characteristics;

•	timing of promotional events;

•	seasonal fluctuations due to weather conditions; and

•	actions by our competitors.

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

Our information systems are an integral part of our growth strategy in efficiently operating our stores, in managing the operations of a growing store base and resolving security risks related to our electronic processing and transmission of confidential customer information. The capital required to keep our information systems operating at peak performance may be higher than anticipated and could strain both our capital resources, our management of any upgrades and ability to protect ourselves from any future security breaches. In addition, any significant disruption of our data centers could have a material adverse effect on those operations dependent on those systems, most specifically, store operations, our distribution center and our merchandising team.

While we maintain business interruption and property insurance, in the event either of our information centers were to be shut down, our insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be timely paid to us.

We are party to an Amended and Restated Shared Services Agreement with RVI whereby we provide information technology services to RVI and its subsidiaries, including Filene’s Basement. Through this agreement, we provide the cash related to capital expense for certain information technology assets for RVI and its subsidiaries. We expect to recoup our expenditures by charging depreciation to RVI based on the expected lives of the assets. We are exposed to the risk that RVI may not be able to reimburse us for these expenditures which could adversely affect our financial performance.

The loss or disruption of our distribution and fulfillment centers could have a material adverse effect on our business and operations.

For DSW stores and leased departments, most of our inventory is shipped directly from suppliers to our primary distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to our stores. Through a third party, we also operate a west coast bypass. For dsw.com, our inventory is shipped directly from our fulfillment center to customers’ homes. Our operating results depend on the orderly operation of our receiving and distribution process, which in turn depends on third-party vendors’ adherence to shipping schedules and our effective management of our distribution facilities. We may not anticipate all the changing demands that our expanding operations will impose on our receiving and distribution system, and events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores.

While we maintain business interruption and property insurance, in the event our distribution and fulfillments centers were to be shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at our distribution and fulfillment centers, our insurance may not be sufficient, and insurance proceeds may not be timely paid to us.

Value City Department Stores filed for bankruptcy protection and closed its remaining stores. Value City owes us approximately $6.7 million as of January 31, 2009 and we may not be able to collect this amount from Value City.

In January 2008, RVI announced the disposition of an 81% ownership interest in Value City. As a part of this transaction, RVI agreed to provide certain transition services to Value City. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. We negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.

As of January 31, 2009, Value City owes us approximately $6.7 million for services rendered by us prior to the filing of bankruptcy. Of these unpaid amounts, we have not recognized revenue or a receivable related to those services other than a fully reserved receivable of approximately $0.6 million. We have submitted a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we can collect all or any of the amounts owed to us.

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

The retail footwear market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including department stores, mall-based company stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, multi-channel specialty retailers and brand-oriented discounters. Some of our competitors are larger and have substantially greater resources than we do. Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service. The performance of our competitors, as well as a change in their pricing policies as a result of the current economic environment, marketing activities and other business strategies, could have a material adverse effect on our business, financial condition, results of operations and our market share.

The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits.

The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which may result in further reductions in customer traffic and comparable store sales in our existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair long-lived assets or impair goodwill.

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

Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers. In an economic slowdown, we could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow our retail expansion plans.

The current economic slowdown is also impacting credit card processors and financial institutions which hold our credit card receivables. We depend on credit card processors to obtain payments for us. In the event a credit card processor ceases operations or the financial institution holding our funds fails, there can be no assurance that we would be able to access funds due to us on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.

We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2008 was manufactured outside the United States. For this reason, we face risks inherent in purchasing from foreign suppliers, such as:

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

We have entered into a $150 million secured revolving credit facility with a term expiring July 2010. Under this facility, we and our subsidiaries are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under our secured revolving credit facility are secured by a lien on substantially all our personal property and a pledge of our shares of DSW Shoe Warehouse, Inc. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

We may be unable to secure additional credit upon the termination of our existing credit facility in July 2010 or the terms of additional credit could be materially different than the terms we have today.

Our current credit facility expires in July 2010. While we do not currently have borrowings under our credit facility, we had approximately $17.7 million of letters of credit outstanding at January 31, 2009. Based upon the current credit markets, we may be unable to secure additional credit, or if we are able to secure additional credit, the terms of such additional credit may be materially different from our current terms. Such revised terms or the price of credit could have a material adverse effect on our business, financial condition or results of operations. Further, in the event we are unable to secure additional credit, our future liquidity may be impacted, which could have a material adverse effect on our financial condition or results of operations.

The liquidity of our investments could fluctuate based on adverse market conditions.

Auction failures have adversely affected the liquidity of auction rate securities as investors have not been able to sell their securities on their auction dates. We have been unable to sell certain auction rate securities at their scheduled auction dates. As of January 31, 2009, $4.3 million, net of impairments of $1.8 million, of our $102.7 million in total investments was invested in auction rate securities. We have reduced our investment in auction rate securities with a temporary impairment of $0.7 million and other-than-temporary impairments of $1.1 million. Due to auction failures limiting the liquidity of our investments, we have presented all of our investment in auction rate securities that have undergone a failed auction and have not been called as long-term investments as of January 31, 2009.

If we are unable to liquidate the remaining auction rate securities at their scheduled auction dates, we may not have access to our funds until the securities undergo a distribution of the underlying securities or successfully settle at auction. Further, in the event that it is unlikely that we will be able to receive the full proceeds from these investments when the securities undergo a distribution of the underlying securities or successfully settle at auction, we may be required to impair the securities. Based on the nature of the impairments, we would record temporary impairments as unrealized losses in other comprehensive income or other-than-temporary impairments in earnings, which could materially impact our results of operations.

We are controlled directly by Retail Ventures and indirectly by SSC and its affiliates, whose interests may differ from our other shareholders.

As of January 31, 2009, Retail Ventures, a public corporation, owns 100% of our Class B Common Shares, which represents approximately 62.9% of our outstanding Common Shares. These shares collectively represent approximately 93.1% of the combined voting power of our outstanding Common Shares.

As of January 31, 2009, SSC and its affiliates, in the aggregate, owned approximately 52.3% of the outstanding Retail Ventures Common Shares and beneficially owned approximately 60.7% of the outstanding Retail Ventures Common Shares (assumes the issuance of (i) 8,333,333 RVI Common Shares issuable upon the exercise of conversion warrants held by SSC, (ii) 1,731,460 Retail Ventures Common Shares issuable upon the exercise of term loan warrants held by Schottenstein RVI, LLC and (iii) 342,709 Retail Ventures Common Shares issuable upon the exercise of the term loan warrants held by Schottenstein RVI, LLC). SSC and its affiliates that own Retail Ventures Common Shares are privately held entities controlled by Jay L. Schottenstein, Chief Executive Officer and Chairman of our Board of Directors, and members of his immediate family. Given their respective ownership interests, Retail Ventures and, indirectly, SSC and its affiliates, control or substantially influence the outcome of all matters submitted to our shareholders for approval, including, the election of directors, mergers or other business combinations, and acquisitions or dispositions of assets. The interests of Retail Ventures, SSC and its affiliates may differ from or be opposed to the interests of our other shareholders, and its control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

SSC and Retail Ventures or their affiliates may compete directly against us.

Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to Retail Ventures, SSC, and/or their affiliates and us. Our amended and restated articles of incorporation provide that Retail Ventures and SSC are under no obligation to communicate or offer any corporate opportunity to us. In addition, Retail Ventures and SSC and/or its affiliates have the right to engage in similar activities as us, do business with our suppliers and customers and, except as limited by the master separation agreement, employ or otherwise engage any of our officers or employees. SSC and its affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, apparel companies and real estate acquisitions. The provisions also outline how corporate opportunities are to be assigned in the event that our, Retail Ventures’ or SSC’s directors and officers learn of corporate opportunities.

Some of our directors and officers also serve as directors and officers of Retail Ventures, and may have conflicts of interest because they may own Retail Ventures stock or options to purchase Retail Ventures stock, or they may receive cash- or equity-based awards based on the performance of Retail Ventures.

Some of our directors and officers also serve as directors or officers of Retail Ventures and may own Retail Ventures stock or options to purchase Retail Ventures stock, or they may be entitled to participate in the Retail Ventures incentive plans. Jay L. Schottenstein is our Chief Executive Officer and Chairman of the Board of Directors and Chairman of the Board of Directors of Retail Ventures; Harvey L. Sonnenberg is a director of DSW and of Retail Ventures; and James A. McGrady is a Vice President of DSW and the Chief Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Retail Ventures. The Retail Ventures incentive plans provide cash- and equity-based compensation to employees based on Retail Ventures’ performance. These employment arrangements and ownership interests or cash- or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own Retail Ventures stock or stock options or who participate in these incentive plans are faced with decisions that could have different implications for Retail Ventures than they do for us. These potential conflicts of interest may not be resolved in our favor.

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

If our existing shareholders or holders of rights to purchase our Common Shares sell the shares they own, or if Retail Ventures distributes our Common Shares to its shareholders, it could adversely affect the price of our Class A Common Shares.

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

As of January 31, 2009, there were 16,232,545 Class A Common Shares of DSW outstanding. Additionally, there were 308,851 restricted stock units and director stock units outstanding at January 31, 2009 that were issued pursuant to the terms of DSW’s equity incentive plan. The remaining 27,702,667 Class B Common Shares outstanding are restricted securities within the meaning of Rule 144 under the Securities Act but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144.

SSC, Schottenstein RVI, LLC, Cerberus Partners L.P., or Cerberus, and Millennium Partners, L.P., or Millennium, have the right to acquire Class A Common Shares of DSW from Retail Ventures pursuant to warrant agreements they have with Retail Ventures. All these Common Shares are eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. Retail Ventures has registration rights with respect to its DSW Common Shares in specified circumstances pursuant to the master separation agreement. In addition, SSC, Schottenstein RVI, LLC and Cerberus (and any party to whom either of them transfers at least 15% of their interest in registrable DSW Common Shares) have the right to require that we register for resale in specified circumstances the Class A Common Shares issued to them upon exercise of their warrants, and each of these entities and Millennium will be entitled to participate in registrations initiated by the other entities.

Our amended articles of incorporation, amended and restated code of regulations and Ohio state law contain provisions that may have the effect of delaying or preventing a change in control of DSW. This could adversely affect the value of our Common Shares.

Our amended articles of incorporation authorize our board of directors to issue up to 100,000,000 preferred shares and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions on those shares, without any further vote or action by the shareholders. The rights of the holders of our Class A Common Shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power of our Common Shares.

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

We and Retail Ventures have entered into a number of agreements governing our separation from and our future relationship with Retail Ventures, including a master separation agreement and an Amended and Restated Shared Services Agreement, in the context of our relationship to Retail Ventures. Accordingly, the terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s length negotiations with unaffiliated third parties.

We and Retail Ventures have entered into a tax separation agreement. The tax separation agreement governs the respective rights, responsibilities, and obligations of Retail Ventures and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns. Although Retail Ventures has informed us that it does not currently intend or plan to undertake a spin-off of our stock to Retail Ventures’ shareholders, we and Retail Ventures have agreed to set forth our respective rights, responsibilities and obligations with respect to any possible spin-off in the tax separation agreement. If Retail Ventures were to decide to pursue a possible spin-off, we have agreed to cooperate with Retail Ventures and to take any and all actions reasonably requested by Retail Ventures in connection with such a transaction. We have also agreed not to knowingly take or fail to take any actions that could reasonably be expected to preclude Retail Ventures’ ability to undertake a tax-free spin-off. In addition, we generally would be responsible for any taxes resulting from the failure of a spin-off to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any action or failure to act by us or certain transactions in our stock (including transactions over which we would have no control, such as acquisitions of our stock and the exercise of warrants, options, exchange rights, conversion rights or similar arrangements with respect to our stock) following or preceding a spin-off. We would also be responsible for a percentage (based on the relative market capitalizations of DSW and Retail Ventures at the time of such spin-off) of such taxes to the extent such taxes are not otherwise attributable to DSW or Retail Ventures. Our agreements in connection with such tax matters last indefinitely.

The PIES (Premium Income Exchangeable Securities) issued by Retail Ventures may adversely affect the market price for DSW Class A Common Shares.

In fiscal 2006, Retail Ventures issued 2,875,000 units of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable Securities) in the aggregate principal amount of $143,750,000. In the third quarter of fiscal 2008, Retail Ventures repurchased 200,000 units of PIES, which are still considered outstanding and can be resold by Retail Ventures.

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

Retail Ventures is obligated to indemnify us for losses that a party may seek to impose upon us or our affiliates for liabilities relating to the Retail Ventures business that are incurred through a breach of the master separation agreement or any ancillary agreement by Retail Ventures or its non-DSW affiliates, if such losses are attributable to Retail Ventures in connection with our initial public offering or are not expressly assumed by us under the master separation agreement. Any claims made against us that are properly attributable to Retail Ventures or Filene’s Basement in accordance with these arrangements requires us to exercise our rights under the master separation agreement to obtain payment from Retail Ventures. We are exposed to the risk that, in these circumstances, Retail Ventures cannot, or will not, make the required payment. If this were to occur, our business and financial performance could be adversely affected.

Possible future sales of Class A Common Shares by Retail Ventures, SSC, Schottenstein RVI, LLC, Cerberus and Millennium could adversely affect prevailing market prices for the Class A Common Shares.

Retail Ventures may sell any and all of the Common Shares held by it subject to applicable lender consents, applicable securities laws and the restrictions set forth below. In addition, SSC, Schottenstein RVI, LLC, Cerberus and Millennium have the right to acquire from Retail Ventures Class A Common Shares of DSW. Sales or distribution by Retail Ventures, SSC, Schottenstein RVI, LLC, Cerberus and Millennium of a substantial number of Class A Common Shares in the public market or to their respective shareholders, or the perception that such SSC,

Schottenstein RVI, LLC, Cerberus and Millennium sales or distributions could occur, could adversely affect prevailing market prices for the Class A Common Shares.

Retail Ventures has not advised us that it currently intends to dispose of the Common Shares owned by it, except to the extent necessary to satisfy its obligations, including obligations under the PIES and obligations under warrants it has granted to SSC, Schottenstein RVI, LLC, Cerberus, and Millennium. In addition, Retail Ventures is subject to contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. Retail Ventures is also subject to contractual obligations with the holders of the PIES to retain enough DSW common shares to be able to satisfy its obligations to deliver shares to the holders of the PIES. In addition, in the event that the PIES were to be accelerated, a payment which is required to be paid to the PIES holders by RVI can be satisfied by, in lieu of paying cash, using additional Class A Common Shares upon compliance with the terms of the instruments governing the PIES. The settlement of the PIES will not change the number of DSW Common Shares outstanding, although shares delivered upon the settlement of the PIES will generally be freely tradable by the former PIES holders as a result of having been registered in connection with the initial issuance of the PIES.

If Retail Ventures were to require funds to service or refinance its indebtedness or to fund its operations in the future and could not obtain capital from alternative sources, it could seek to sell some or all of the Common Shares of DSW that it holds in order to obtain such funds.

Similarly, SSC, Schottenstein RVI, LLC, Cerberus and Millennium are not subject to any contractual obligation to retain Class A Common Shares they may acquire from Retail Ventures. As a result, there can be no assurance concerning the period of time during which Retail Ventures, SSC, Schottenstein RVI, LLC, Cerberus and Millennium will maintain their respective beneficial ownership of Common Shares in the future. Retail Ventures, SSC, Schottenstein RVI, LLC, and Cerberus (and any party to whom either of them transfers at least 15% of their interest in registrable DSW Common Shares) will have registration rights with respect to their respective Common Shares, which would facilitate any future distribution, and SSC, Schottenstein RVI, LLC, Cerberus and Millennium will be entitled to participate in the registrations initiated by the other entities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

All DSW stores, our offices, our distribution centers, our dsw.com fulfillment center, a trailer parking lot and our office facilities are leased or subleased. As of January 31, 2009, we leased or subleased 19 DSW stores, our corporate office, our primary distribution center, a trailer parking lot and our dsw.com fulfillment center, from entities affiliated with SSC. The remaining DSW stores are leased from unrelated entities. Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints. Most of our leases are for a fixed term with options for three to five extension periods, each of which is for a period of four or five years, exercisable at our option.

As of January 31, 2009, we operated 298 DSW stores. See the table on page 7 for a listing of the states where our DSW stores are located. Our primary distribution facility, our principal executive office and our dsw.com fulfillment center are located in Columbus, Ohio. The lease for our distribution center and our executive office space expires in December 2021 and has three renewal options with terms of five years each. The lease for our dsw.com fulfillment center has an initial term of ten years with two renewal options with terms of five years each.

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

Our Class A Common Shares are listed for trading under the ticker symbol “DSW” on the NYSE. As of February 28, 2009, there were 17 holders of record of our Class A Common Shares and one holder of record of our Class B Common Shares, Retail Ventures. The following table sets forth the high and low sales prices of our Class A Common Shares as reported on the NYSE for each respective quarter and as of February 28, 2009:

	High	Low

Fiscal 2007:
First Quarter	$44.71	$37.68
Second Quarter	41.21	31.48
Third Quarter	36.49	21.13
Fourth Quarter	24.88	14.72
Fiscal 2008:
First Quarter	20.69	11.46
Second Quarter	15.50	10.10
Third Quarter	16.32	9.17
Fourth Quarter	13.21	7.30
Fiscal 2009:
First Quarter	11.21	8.56
(Through February 28, 2009)

We do not anticipate paying cash dividends on our Common Shares during fiscal 2009. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by us up to the aggregate amount of $5.0 million less the amount of any borrower advances made to Retail Ventures by us or our subsidiaries.

We did not make any purchases of our Common Shares during the fourth quarter of fiscal 2008.

Performance Graph

The following graph compares our cumulative total stockholder return of our Class A common stock with the cumulative total return of the S & P MidCap 400 Index and the S & P Retailing Index, both of which are published indexes. This comparison includes the period beginning June 29, 2005, our first day of trading after our initial public offering, and ending on January 31, 2009.

Comparison of Cumulative Total Return

The comparison of the cumulative total returns for each investment assumes $100 was invested on June 29, 2005, and that all dividends were reinvested.

		Indexed Returns Years Ended
	Base Period
Company/Index	6/29/05	1/28/06	2/3/07	2/2/08	1/31/09
DSW Inc.	$100	$111.37	$167.04	$76.92	$41.58

S&P MidCap 400 Index	100	114.30	123.40	120.65	76.04

S&P Retailing Index	100	104.76	119.41	98.25	61.32

ITEM 6.	SELECTED FINANCIAL DATA.

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

	For the Fiscal Year Ended
	1/31/09		2/02/08		2/03/07		1/28/06		1/29/05
	(Dollars in thousands, except per share and net sales per average gross square foot)

Statement of Income Data:(1)
Net sales(2)		$1,462,944		$1,405,615		$1,279,060		$1,144,061	$961,089
Gross profit		$379,099		$370,135		$366,351		$315,719	$270,211
Operating profit(3)		$42,813		$81,321		$100,714		$70,112	$56,109
Net income(3)		$26,902		$53,775		$65,464		$37,181	$34,955
Diluted earnings per share		$0.61		$1.21		$1.48		$1.00	$1.26
Balance Sheet Data:
Total assets		$721,197		$693,882		$608,303		$507,715	$395,437
Working capital(4)		$295,721		$282,717		$298,704		$238,528	$138,919
Current ratio(5)		2.87		2.67		2.88		2.71	2.28
Long term obligations(6)	$		$		$		$		$55,000
Other Data:
Number of DSW stores:(7)
Beginning of period		259		223		199		172	142
New stores		41		37		29		29	31
Closed/re-categorized stores(7)		(2)		(1)		(5)		(2)	(1)

End of period		298		259		223		199	172
Comparable DSW stores (units)(8)		217		192		163		139	124
DSW total square footage(9)		6,749,690		6,142,685		5,534,243		5,061,642	4,372,671
Average gross square footage(10)		6,454,396		5,814,398		5,271,748		4,721,129	4,010,245
Net sales per average gross square foot(11)		$196		$212		$218		$217	$217
Number of leased departments at end of period		377		378		360		238	224
Total comparable store sales change(8)		(5.9)%		(0.8)%		2.5%		5.4%	5.0%

(1)	Fiscal 2006 was based on a 53 week year. All other fiscal years are based on a 52 week year.

(2)	Includes net sales of leased departments.

(3)	Results for the fiscal year ended January 28, 2006 include a $6.5 million pre-tax charge in operating profit, a $3.9 million after-tax charge to net income, related to the reserve for estimated losses associated with the theft of credit card and other purchase information.

(4)	Working capital represents current assets less current liabilities.

(5)	Current ratio represents current assets divided by current liabilities.

(6)	Comprised of borrowings under the Value City revolving credit facility during fiscal 2004, which we are no longer obligated under.

(7)	Number of DSW stores for each fiscal period presented prior to fiscal 2005 includes two combination DSW/Filene’s Basement stores which were re-categorized as leased departments at the beginning of fiscal 2005.

(8)	Comparable DSW stores and comparable leased departments are those units that have been in operation for at least 14 months at the beginning of the fiscal year. Stores or leased departments, as the case may be, are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter that they are closed.

(9)	DSW total square footage represents the total amount of square footage for DSW stores only; it does not reflect square footage of leased departments.

(10)	Average gross square footage represents the monthly average of square feet for DSW stores only for each period presented and consequently reflects the effect of opening stores in different months throughout the period.

(11)	Net sales per average gross square foot is the result of dividing net sales for DSW stores only for the period presented, by average gross square footage calculated as described in note 10 above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Fiscal Year

We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. Fiscal years 2008 and 2007 each consisted of 52 weeks. Fiscal year 2006 consisted of 53 weeks.

Separation Agreements

In connection with the completion of our initial public offering in July 2005, we entered into several agreements with Retail Ventures in connection with the separation of our business from the Retail Ventures group. After the transfer of shared services in fiscal 2008, we amended the shared services agreement and the tax separation agreement.

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

Amended and Restated Shared Services Agreement.  Effective March 17, 2008, we entered into an Amended and Restated Shared Services Agreement with RVI and Filene’s Basement. Pursuant to the terms of the Amended and Restated Shared Services Agreement, DSW provides RVI and Filene’s Basement with key services relating to risk management, tax, financial services, benefits administration, payroll, and information technology. The current term of the Amended and Restated Shared Services Agreement will expire at the end of fiscal 2009 and will be extended automatically for additional one-year terms unless terminated by one of the parties. With respect to each shared service, we cannot reasonably anticipate whether the services will be shared for a period shorter or longer than the initial term.

The costs associated with many of these shared services are allocated among the parties based upon usage. In January 2008, RVI announced the disposition of an 81% ownership interest in Value City. As a part of this transaction, RVI agreed to provide certain transition services to Value City. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. We negotiated an agreement with Value City to continue to provide services post bankruptcy filing until the liquidation is complete, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.

Tax Separation Agreement.  Until the completion of our initial public offering in July 2005, we were historically included in Retail Ventures’ consolidated group, or the Consolidated Group, for U.S. federal income tax purposes as well as in certain consolidated, combined or unitary groups which include Retail Ventures and/or certain of its subsidiaries, or a Combined Group, for state and local income tax purposes. We entered into a tax separation agreement with Retail Ventures that became effective upon consummation of our initial public offering and amended this agreement effective March 17, 2008. Pursuant to the tax separation agreement, we and Retail Ventures generally make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in the Consolidated Group or any Combined Group, the amount of taxes to be paid by us will be determined, subject to certain adjustments, as if we and each of our subsidiaries included in the Consolidated Group or Combined Group filed our own consolidated, combined or unitary tax return. DSW will prepare pro forma tax returns for RVI with respect to any tax return filed with respect to the Consolidated Group or any Combined Group in order to determine the amount of tax separation payments under the tax separation agreement. RVI has the right to review and comment on such pro forma tax returns. We are responsible for any taxes with respect to tax returns that include only us and our subsidiaries.

Effective March 17, 2008, DSW is exclusively responsible for preparing any tax return with respect to the Consolidated Group or any Combined Group. Retail Ventures continues to be responsible for filing any tax return with respect to the Consolidated Group. We continue to be responsible for preparing and filing any tax returns that include only us and our subsidiaries. For the tax services provided to RVI by us, RVI pays a monthly fee equal to its respective share of all costs associated with the maintenance and operation of DSW’s tax department (including all overhead expenses). In addition, RVI reimburses DSW for 100% of any third party fees and expenses incurred by DSW’s tax department in connection with the performance of the tax services that are solely incurred for RVI.

DSW is primarily responsible for controlling and contesting any audit or other tax proceeding with respect to the Consolidated Group or any Combined Group. In cases involving taxes relating to a spin-off, we have the right to control decisions to resolve, settle or otherwise agree to any deficiency, claim or adjustment with respect to any item for which we are solely liable under the tax separation agreement. Pursuant to the tax separation agreement, we have the right to control and contest any audit or tax proceeding that relates to any tax returns that include only us and our subsidiaries. We and Retail Ventures have joint control over decisions to resolve, settle or otherwise agree to any deficiency, claim or adjustment for which we and Retail Ventures could be jointly liable, except in cases involving taxes relating to a spin-off. Disputes arising between the parties relating to matters covered by the tax separation agreement are subject to resolution through specific dispute resolution provisions.

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

Critical Accounting Policies and Estimates

As discussed in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to inventory valuation, investments, depreciation, amortization, recoverability of long-lived assets (including intangible assets), estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, investments, income taxes and revenue recognition. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, we estimate a time lag for shipments to record revenue when the customer receives the goods. We believe a one day change in our estimate would not materially impact our revenue. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales.

Revenue from gift cards is deferred and recognized upon redemption of the gift cards. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, we determined that we had accumulated enough historical data to recognize income from gift card breakage. Miscellaneous income is included in operating expense. Prior to the fourth quarter of fiscal 2007, we had not recognized any income from gift card breakage.

•	Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profit are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as merchandise is marked down prior to sale.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or mark-on, markups of initial prices established, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which, combined with the averaging process within the retail inventory method, can significantly impact the ending inventory valuation at cost and the resulting gross profit. If our estimate of shrinkage were to increase or decrease 0.5% as a percentage of net sales, it would result in approximately $1.9 million decrease or increase to operating profit.

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

•	Investments. Our investments in auction rate securities are recorded at fair value under SFAS No. 157, Fair Value Measurements using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. Our other types of investments are valued using a market based approach using level 2 inputs such as prices of similar assets in active markets. We believe that changes in our valuation model would not result in a material change to earnings.

We evaluate our investments for impairment and whether impairment is other-than-temporary. In determining whether impairment has occurred, we review information about the underlying investment that is publicly available and assess our ability to hold the securities for the foreseeable future. Based on the nature of the impairment(s), we would record temporary impairments as unrealized losses in other comprehensive income or other-than-temporary impairments in earnings. The investment is written down to its current market value at the time the impairment is deemed to have occurred.

•	Asset Impairment and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is included in cost of sales. We believe as of January 31, 2009 that the long-lived assets’ carrying amounts and useful lives are appropriate. We do not believe that there will be material changes in the estimates or assumptions we use to calculate asset impairments. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated utilizing claims development estimates based on historical experience and other factors. Workers’ compensation and general liability insurance estimates are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability future claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by approximately $0.1 million.

•	Customer Loyalty Program. We maintain a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which must be redeemed within six months. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting

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

Results of Operations

Overview

In fiscal 2008, a difficult economic environment created many challenges for our business. Traffic continued to deteriorate throughout the year resulting in negative comparable sales of 5.9%. Despite these challenges, we increased net sales 4.1% through new stores and the launch of dsw.com and increased our share of the adult footwear market. Dsw.com contributed to our increase in net sales allowing us to increase market share and expand our DSW Rewards program. In order to align our business with the difficult economic environment, we focused on managing inventory to minimize markdowns and preserve our merchandise margins. However, store occupancy and distribution expense offset these efforts due to decreased average store sales resulting in a 40 basis point decrease in gross profit for fiscal 2008.

Operating expenses increased in fiscal 2008. Depreciation expense related to investments in our infrastructure, dsw.com and new stores contributed to the increase in operating expenses. Also, we expected to provide services to Value City, but their financial difficulties ended in bankruptcy resulting in expenses we were unable to allocate. To offset a portion of these expenses, we completed a workforce reduction in the fourth quarter of 2008.

Even in these difficult economic times, we continued to make significant investments in our business that are critical to our long-term growth, such as information technology upgrades, investments in dsw.com and opening new stores. In fiscal 2008, we opened 41 new DSW stores and launched dsw.com. Our cash and investment balance increased $13.1 million to $157.5 million in fiscal 2008. As we enter into fiscal 2009, we plan to focus on sales growth through dsw.com, preserving our liquidity and strengthening our balance sheet.

As of January 31, 2009, we operated 298 DSW stores, dsw.com and leased departments in 275 Stein Mart stores, 65 Gordmans stores, 36 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in three operating segments, defined as DSW stores, dsw.com, and leased departments. DSW stores and dsw.com are aggregated and presented as one reportable segment, the DSW segment.

The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	For the Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(52 Weeks)	(52 Weeks)	(53 Weeks)

Net sales	100.0%	100.0%	100.0%
Cost of sales	(74.1)	(73.7)	(71.4)

Gross profit	25.9	26.3	28.6
Operating expenses	(23.0)	(20.5)	(20.7)

Operating profit	2.9	5.8	7.9
Interest income, net	0.2	0.4	0.5
Other-than-temporary impairment charge on investments	(0.1)

Earnings before income taxes	3.0	6.2	8.4
Income tax provision	(1.2)	(2.4)	(3.3)

Net income	1.8%	3.8%	5.1%

Fiscal Year Ended January 31, 2009 (Fiscal 2008) Compared to Fiscal Year Ended February 2, 2008 (Fiscal 2007)

Net Sales.  Sales for the year ended January 31, 2009 increased by 4.1%, or $57.3 million, from the year ended February 2, 2008. The following table summarizes the increase in our net sales:

For the Year Ended
January 31, 2009
(In millions)

Net sales for the year ended February 2, 2008	$1,405.6
Decrease in comparable store sales	(74.6)
Net increase in 2007 and 2008 new stores, dsw.com and closed store sales	131.9

Net sales for the year ended January 31, 2009	$1,462.9

The following table summarizes our sales breakdown by segment for the fiscal years ended:

	January 31,	February 2,
	2009	2008
	(In millions)

DSW	$1,298.9	$1,230.2
Leased departments	164.0	175.4

Total DSW Inc.	$1,462.9	$1,405.6

The decrease in comparable sales of 5.9% was primarily a result of the challenging economic environment evidenced by a decrease in customer traffic and units per transaction. For fiscal 2008, DSW segment comparable sales decreased in women’s by 6.0%, men’s by 5.1%, accessories by 7.6% and the athletic category by 5.4%. Leased department sales comprised 11.2% of total net sales in fiscal 2008, compared to 12.5% in fiscal 2007.

Gross Profit.  For fiscal 2008, gross profit increased $9.0 million, or 2.4%, from fiscal 2007. Gross profit decreased as a percentage of net sales from 26.3% in fiscal 2007 to 25.9% in fiscal 2008. By segment and in total, gross profit as a percentage of sales was:

	For the Fiscal Year Ended
	January 31,	February 2,
	2009	2008

DSW	27.1%	28.0%
Leased departments	16.6%	14.7%
Total DSW Inc	25.9%	26.3%

The merchandise margin for the DSW segment for fiscal 2008 increased as a percentage of DSW segment net sales to 42.8% compared to merchandise margin of 42.1% in fiscal 2007 but was offset by increased store occupancy and distribution expenses as a percentage of sales. The increase in merchandise margin was primarily a result of a decrease in markdowns due to managing inventory. The increase in distribution expense as a percentage of sales was a result of expenses related to our dsw.com fulfillment center, which was not operating in fiscal 2007. Store occupancy expense for DSW as a percentage of sales increased to 14.1% in fiscal 2008 from 12.9% in fiscal 2007 as a result of decreased average store sales as compared to fiscal 2007.

The gross profit for leased departments increased as a percentage of net sales compared to fiscal 2007 due to decreased markdowns partially offset by an increase in distribution expense as a percentage of sales. The decrease in markdowns was a result of enhancements to the clearance markdown process and a result of managing inventory.

Operating Expenses.  For fiscal 2008, operating expenses increased as a percent of net sales to 23.0% from 20.5% in fiscal 2007. The increase in operating expenses as a percent of sales was driven by an increase in home office expenses and expenses related to the start-up and operation of dsw.com. Home office expenses as a percent of sales increased by 130 basis points due to increases in personnel and bonus costs, a one-time severance charge related to the fourth quarter workforce reduction, and unreimbursed expenses related to services provided to Value City. As a percentage of sales, pre-opening and store expenses were flat to last year.

Operating Profit.  Operating profit was $42.8 million in fiscal 2008 compared to $81.3 million in fiscal 2007 and decreased as a percentage of net sales to 2.9% in fiscal 2008 from 5.8% in fiscal 2007. The decrease in operating profit as a percentage of net sales was primarily impacted by a decrease in gross profit and an increase in operating expenses.

Interest Income, Net.  Interest income, net of interest expense, for fiscal 2008 was $2.6 million as compared to $6.0 million of net interest income for fiscal 2007. Interest income decreased due to the replacement of our short-term investments in favor of money market funds and other investments with lower yields.

Other-than-temporary-impairment charge on investments.  Other-than-temporary charges on investments for fiscal 2008 were $1.1 million, which represents other-than-temporary impairments on two of our auction rate securities. There were no other-than-temporary impairment charges in fiscal 2007 or fiscal 2006.

Income Taxes.  Our effective tax rate for fiscal 2008 was 39.3%, compared to 38.4% for fiscal 2007.

Net Income.  For fiscal 2008, net income decreased $26.9 million, or 50.0%, compared to fiscal 2007 and represented 1.8% and 3.8% of net sales, respectively. This decrease was primarily the result of a decrease in gross profit and an increase in operating expenses.

Fiscal Year Ended February 2, 2008 (Fiscal 2007) Compared to Fiscal Year Ended February 3, 2007 (Fiscal 2006)

Net Sales.  Net sales for the fifty-two weeks ended February 2, 2008 increased by 9.9%, or $126.6 million, to $1.41 billion from $1.28 billion in the fifty-three week period ended February 3, 2007. The following table summarizes the increase in our net sales:

For the Year Ended
February 2, 2008
(In millions)

Net sales for the year ended February 3, 2007	$1,279.1
Decrease in comparable store sales	(8.9)
Net increase in 2007 and 2008 new stores, closed store sales and the fifty-third week	135.4

Net sales for the year ended February 2, 2008	$1,405.6

The following table summarizes our sales breakdown by segment for the fiscal years ended:

	February 2,	February 3,
	2008	2007
	(In millions)

DSW	$1,230.2	$1,148.4
Leased departments	175.4	130.7

Total DSW Inc.	$1,405.6	$1,279.1

The increase includes the impact of a net increase of 36 new DSW stores, 12 non-affiliated leased departments and 6 Filene’s Basement leased departments during fiscal 2007. Leased department sales comprised 12.5% of total net sales in fiscal 2007, compared to 10.2% in fiscal 2006. Our comparable store sales in fiscal 2007 decreased 0.8% compared to the previous fiscal year. Compared with fiscal 2006, DSW segment comparable sales for fiscal 2007 decreased in women’s and men’s by 1.0% and 2.1%, respectively, while increasing in athletic and accessories by 1.0% and 4.3%, respectively.

Gross Profit.  Gross profit increased $3.7 million to $370.1 million in fiscal 2007 from $366.4 million in fiscal 2006, and decreased as a percentage of net sales from 28.6% in fiscal 2006 to 26.3% in fiscal 2007. By segment and in total, gross profit as a percentage of sales was:

	For the Fiscal Year Ended
	February 2,	February 3,
	2008	2007

DSW	28.0%	29.9%
Leased departments	14.7%	17.3%
Total DSW Inc.	26.3%	28.6%

The percentage decrease in gross profit for the DSW segment is attributable to an increase in markdowns and an increase in store occupancy expenses which were partially offset by an increase in initial mark-up. The increase in markdowns in fiscal 2007 was a result of increased promotional activity as compared to fiscal 2006. Store occupancy expense increased to 12.9% of net sales in 2007 from 12.2% of net sales in fiscal 2006 due to increases in rent and other occupancy charges.

The percentage decrease in gross profit for leased departments is a result of an increase in markdowns partially offset by an increase in initial mark-up.

Operating Expenses.  For fiscal 2007, operating expenses decreased to 20.5% as a percent of net sales from 20.7% in fiscal 2006. The increase in operating expenses was a result of net increases in home office expenses (excluding bonus expense and dsw.com expenses) of $17.7 million, $3.0 million of professional fees and $6.0 million of expenses related to the start-up of dsw.com. The DSW stores and leased departments that opened subsequent to February 3, 2007 added $12.3 million and $0.2 million, respectively, in expenses in fiscal 2007. These expenses exclude pre-opening and occupancy (excluding depreciation and amortization) expenses. The increases in operating expenses were partially offset by the decrease of bonus expense of $14.4 million and a decrease in marketing expenses as compared to fiscal 2006 due to nonrecurring expenses related to the change in the loyalty program in 2006.

Operating Profit.  Operating profit was $81.3 million in fiscal 2007, compared to $100.7 million in fiscal 2006, and decreased as a percentage of net sales from 7.9% in fiscal 2006 to 5.8% in fiscal 2007. As a percent of sales, the decrease in operating profit was a result of a decrease in gross profit.

Interest Income, Net.  Interest income, net of interest expense, was $6.0 million in fiscal 2007 compared to interest income, net of interest expense, of $6.9 million in fiscal 2006. Interest income for the fiscal year was the result of investment activity from funds generated from operations.

Income Taxes.  Our effective tax rate for fiscal 2007 was 38.4%, compared to 39.2% for fiscal 2006. Of the 0.8% decrease in the tax rate, 1.7% is related to our investment in tax exempt securities, 0.1% is due to changes in the state statutory rate, however, these decreases were partially offset by expense of 0.6% related to the valuation allowance and 0.4% related to other various adjustments.

Net Income.  For fiscal 2007, net income decreased $11.7 million, or 17.9%, compared to fiscal 2006 and represented 3.8% and 5.1% of net sales of fiscal 2007 and fiscal 2006, respectively. This decrease as a percentage of sales was primarily the result of a decrease in gross profit partially offset by a de crease in operating expenses.

Liquidity and Capital Resources

Overview

Our primary ongoing cash flow requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our store expansion, improving our information systems, the development of dsw.com, the remodeling of existing stores and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from DSW operations, together with our current levels of cash and equivalents and short-term investments as well as availability under our revolving credit facility, will be sufficient to maintain our ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.

$150 Million Secured Revolving Credit Facility.  We have a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiary, DSWSW, are named as co-borrowers. Our facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under this credit facility are secured by a lien on substantially all of our and our subsidiary’s personal property and a pledge of our shares of DSWSW. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At January 31, 2009 and February 2, 2008, $132.3 million and $134.3 million, respectively, were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. At January 31, 2009 and February 2, 2008, $17.7 million and $15.7 million in letters of credit, respectively, were issued and outstanding.

We are currently seeking a new secured revolving credit facility as our current credit facility will expire in July 2010. Based upon the current credit markets, the terms of the new credit facility may not be as favorable as our current terms.

Auction Rate Securities.  As of January 31, 2009, $4.3 million, net of a $0.7 million unrealized loss and $1.1 million of other-than-temporary impairments, of our $102.7 million in total investments was invested in auction rate securities. Due to auction failures limiting the liquidity of our investments, we have presented $1.3 million, net of $1.1 million other-than-temporary impairments, of our investment in auction rate securities as long-term investments as of January 31, 2009. We believe that the current lack of liquidity and the other-than-temporary impairment charges relating to our auction rate securities will have no impact on our ability to fund our ongoing operations and growth initiatives.

Net Working Capital.  Net working capital increased $13.0 million to $295.7 million as of January 31, 2009 from $282.7 million at February 2, 2008. There are several factors related to net working capital increase. Our cash and short term investment balance had a net increase of $24.4 million due to operating cash flow and sales of long term investments. The decrease in inventory was offset by a corresponding decrease in accounts payable. These items were partially offset by the decrease in accounts receivable related to fewer tenant and construction allowances due to the decrease in planned and committed future store openings and an increase in the bonus accrual due to an expected bonus payout. At January 31, 2009 and February 2, 2008, the current ratio was 2.9 and 2.7, respectively.

Net working capital decreased $16.0 million to $282.7 million at February 2, 2008 from $298.7 million at February 3, 2007. The decrease in net working capital was a result of the decrease in cash and short term investments due to capital expenditures in fiscal 2007 partially offset by decrease in bonus accrual as there was no bonus payment in fiscal 2007. Current ratios at those dates were 2.7 and 2.9, respectively.

Operating Activities

Net cash provided by operations in fiscal 2008 was $97.1 million, compared to $70.9 million for fiscal 2007. The increase in net cash provided by operations during fiscal 2008 is primarily due to changes in net working capital partially offset by a decrease in net income.

Net cash provided by operations in fiscal 2007 was $70.9 million, compared to $88.2 million for fiscal 2006. The decrease of $17.3 million net cash provided by operations during fiscal 2007 as compared to the prior year is primarily due to a decrease in net income. Other changes include an increase in inventory due to new stores, an increase in receivables related to tenant and construction allowances and a decrease in accrued expenses due to a decrease in accrued bonuses, partially offset by increases in accounts payable and cash received from tenant and construction allowances related to new stores.

We operate all our stores, our primary distribution center, our fulfillment center and our corporate office space from leased facilities. All lease obligations are accounted for as operating leases. We disclose the minimum payments due under operating leases in the notes to the financial statements included elsewhere in this Annual Report on Form 10-K.

Although our plan of continued expansion could place increased demands on our financial, managerial, operational and administrative resources and result in increased demands on management, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which may result in further reductions in customer traffic and comparable store sales in our existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.

Investing Activities

For fiscal 2008, cash used in investing activities amounted to $104.1 million compared to $82.8 million for fiscal 2007. During the year ended January 31, 2009, $207.6 million of cash was used to purchase available-for-sale and held-to-maturity securities while $185.6 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. During fiscal 2008, we had capital expenditures of $81.0 million, of which $82.2 million was paid during fiscal 2008. Of this amount, we incurred $53.8 million for new stores and remodels of existing stores, $12.1 million related to the warehouses, $5.0 million related to dsw.com and $10.1 million related to information technology equipment upgrades and new systems, excluding dsw.com.

For fiscal 2007, cash used in investing activities amounted to $82.8 million compared to $140.5 million for fiscal 2006. During the year ended February 2, 2008, $209.9 million of cash was used to purchase available-for-sale securities while $226.0 million of cash was generated by the sale of available-for-sale securities. During fiscal 2007, we had capital expenditures of $102.5 million, of which $99.0 million was paid during fiscal 2007. Of this amount, we incurred $45.7 million for new stores and remodels of existing stores, $15.1 million related to the corporate office expansion and warehouses, $26.3 million related to the start up of dsw.com and $15.4 million related to information technology equipment upgrades and new systems, excluding dsw.com. Cash used for capital expenditures was $41.9 million for fiscal 2006. In fiscal 2006, costs were primarily related to new stores, our additional home office space, store remodels and fixtures for the additional Stein Mart locations.

We expect to spend approximately $35 million for capital expenditures in fiscal 2009. Our future investments will depend heavily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. In fiscal 2008, we opened 41 new DSW stores. We plan to open approximately 10 stores in fiscal 2009. During fiscal 2008, the average investment required to open a typical new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $1.0 million and pre-opening advertising and other pre-opening expenses typically accounted for $0.1 million.

Financing Activities

For fiscal 2008, net cash provided by financing activities was less than $0.1 million compared to $0.6 million for fiscal 2007, and $0.8 million in fiscal 2006.

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

The following table provides aggregated information about contractual obligations and other long-term liabilities as of January 31, 2009 (amounts in thousands):

	Payments due by Period
						No
		Less Than	1 - 3	3 - 5	More Than	Expiration
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Date

Operating lease obligations(1)	$989,521	$133,772	$254,133	$219,465	$382,151	$
Construction commitments(2)	893	893
Purchase obligations(3)	2,897	1,503	1,394
FIN 48 obligations(4)	2,354				2,354

Total	$995,665	$136,168	$255,527	$219,465	$384,505	$

(1)	Many of our operating leases require us to pay for common area maintenance costs and real estate taxes. These costs and taxes vary year by year and are based almost entirely on actual costs incurred and taxes paid by the landlord. As such, they are not included in the lease obligations presented above.

(2)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 31, 2009.

(3)	Many of our purchase obligations are cancelable by us without payment or penalty, and we have excluded such obligations, along with all associate employment and intercompany obligations.

(4)	The amount of FIN 48 obligations as of January 31, 2009 is $2.4 million, including approximately $1.1 million of accrued interest and penalties. Uncertain tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The balance of the uncertain tax benefits are included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

We have outstanding letters of credit that totaled approximately $17.7 million at January 31, 2009. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of January 31, 2009, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $0.9 million as of January 31, 2009. In addition, as of January 31, 2009, we have signed 14 lease agreements for new store locations opening in fiscal 2009 and fiscal 2010 with annual rent of approximately $4.2 million. In connection with the new lease agreements, we expect to receive approximately $5.8 million of construction and tenant allowances, which reimburses us for expenditures at these locations.

Recent Accounting Pronouncements

Recent Accounting Pronouncements and their impact on DSW are disclosed in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In November 2008, the SEC released a proposed roadmap regarding the potential mandatory adoption of International Financial Reporting Standards (“IFRS”). Under the proposed roadmap, the Company, as an accelerated filer, may be required to prepare financial statements in accordance with IFRS as early as 2015. In 2011, the SEC will decide on the mandatory adoption of IFRS. The Company is currently assessing the implications should it be required to adopt IFRS in the future.

Off-Balance Sheet Arrangements

As of January 31, 2009, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

Inflation and Deflation

Our results of our operations and financial condition are generally presented based upon historical cost. While it is difficult to accurately measure the impact of inflation or deflation because of the nature of the estimates required, management believes that the effect of inflation or deflation, if any, on our results of operations and financial condition has been minor; however, there can be no assurance that the business will not be affected by inflation or deflation in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our cash and equivalents have maturities of 90 days or less. Our investments in auction rate securities typically auction every 91 to 182 days. We also have investments in tax exempt bonds, tax advantaged bonds, variable rate demand notes, tax exempt commercial paper and certificates of deposit. Tax exempt commercial paper and certificates of deposit mature every 26 to 91 days. Our other types of short-term investments generally have interest reset dates of every 7 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher interest investments.

We have $14.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million.

As of January 31, 2009, our long-term investments, $1.3 million, net of $1.1 million other-than-temporary impairments, were in auction rate securities. Due to auction failures limiting the liquidity of these investments, we have presented investments in auction rate securities that have undergone a failed auction as long-term investments as of January 31, 2009. In fiscal 2008, we believe that certain auction rate securities have undergone other-than-temporary impairments of $1.1 million, and we have also recorded a temporary impairment of $0.7 million related to another auction rate security. Although we have impaired certain auction rate securities, we expect to continue to earn interest at the prevailing rates on our auction rate securities.

As of January 31, 2009, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report, that such disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control system as of January 31, 2009. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that it maintained effective internal control over financial reporting, as of January 31, 2009.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting, as stated in its report which begins on page F-1 of this Annual Report.

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference to satisfy the remaining information required by this Item.

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

Mr. Schottenstein submitted his annual certification to the NYSE on June 23, 2008, stating that he was not aware of any violation by the Company of the NYSE’s corporate governance standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

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

In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION”, in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Table

The following table sets forth additional information as of January 31, 2009, about our Class A Common Shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Number of Securities
	Number of Securities			Remaining Available
	to be Issued		Weighted-Average	for Issuance Under
	Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column
Plan Category	(a)		(b)	(a))(c)

Equity compensation plans approved by security holders(1)	2,433,586	(2)	$22.04	2,101,743
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,433,586		$22.04	2,101,743

(1)	DSW Inc. 2005 Equity Incentive Plan.

(2)	Includes 2,124,735 shares issuable pursuant to the exercise of outstanding stock options, 225,650 shares issuable pursuant to restricted stock units, and 83,201 shares issuable pursuant to director stock units. Since the restricted stock units and director stock units have no exercise price they are not included in the weighted average exercise price calculation in column (b).

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3), the information contained under the caption “AUDIT AND OTHER SERVICE FEES” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

15(a)(1) Financial Statements

The documents listed below are filed as part of this Form 10-K:

15(a)(2) Consolidated Financial Statement Schedules:

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

While the Company did not file Schedule II, there are immaterial reserves related to a lower of cost or market inventory valuation and allowance for doubtful accounts.

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

March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay L. Schottenstein Jay L. Schottenstein	Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2009

/s/ Douglas J. Probst Douglas J. Probst	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2009

* Elaine J. Eisenman	Director	March 30, 2009

* Carolee Friedlander	Director	March 30, 2009

* Joanna T. Lau	Director	March 30, 2009

* Roger S. Markfield	Director	March 30, 2009

* Philip B. Miller	Director	March 30, 2009

* James D. Robbins	Director	March 30, 2009

Signature		Title	Date

* Harvey L. Sonnenberg		Director	March 30, 2009

* Allan J. Tanenbaum		Director	March 30, 2009

* Heywood Wilanksy		Director	March 30, 2009

*By:	/s/ Douglas J. Probst Douglas J. Probst, (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DSW Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of DSW Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2009. We also have audited the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSW Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 30, 2009

DSW INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	February 2,
	2009	2008
	(In thousands,
	except share amounts)

ASSETS
Cash and equivalents	$54,782	$61,801
Short term investments, net	101,404	70,005
Accounts receivable, net	6,851	11,805
Accounts receivable from related parties	336	2,538
Inventories	244,008	262,037
Prepaid expenses and other assets	24,790	23,134
Deferred income taxes	21,876	20,302

Total current assets	454,047	451,622

Property and equipment — at cost:
Furniture, fixtures and equipment	223,285	183,743
Leasehold improvements	154,140	125,459

Total property and equipment	377,425	309,202
Less accumulated depreciation	(144,059)	(116,430)

Property and equipment, net	233,366	192,772
Long term investments, net	1,266	12,500
Goodwill	25,899	25,899
Deferred income taxes and other assets	6,619	11,089

Total assets	$721,197	$693,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$92,912	$113,605
Accounts payable to related parties	2,299	990
Accrued expenses:
Compensation	9,971	3,536
Taxes	10,228	9,881
Gift cards and merchandise credits	15,491	14,231
Customer loyalty program	7,267	6,410
Other	20,158	20,252

Total current liabilities	158,326	168,905

Non-current liabilities	97,287	91,497
Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,315,746 and 16,263,569 issued and outstanding, respectively	294,222	288,365
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding Retained earnings	172,017	145,115
Accumulated other comprehensive loss	(655)

Total shareholders’ equity	465,584	433,480

Total liabilities and shareholders’ equity	$721,197	$693,882

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JANUARY 31, 2009, FEBRUARY 2, 2008 AND FEBRUARY 3, 2007

	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands, except per share amounts)

Net sales	$1,462,944	$1,405,615	$1,279,060
Cost of sales	(1,083,845)	(1,035,480)	(912,709)

Gross profit	379,099	370,135	366,351
Operating expenses	(336,286)	(288,814)	(265,637)

Operating profit	42,813	81,321	100,714
Interest expense	(794)	(1,178)	(614)
Interest income	3,400	7,148	7,527

Interest income, net	2,606	5,970	6,913
Other-than-temporary impairment charge on investments	(1,134)

Earnings before income taxes	44,285	87,291	107,627
Income tax provision	(17,383)	(33,516)	(42,163)

Net income	$26,902	$53,775	$65,464

Basic and diluted earnings per share:
Basic	$0.61	$1.22	$1.49
Diluted	$0.61	$1.21	$1.48
Shares used in per share calculations:
Basic	43,998	43,953	43,914
Diluted	44,218	44,273	44,222

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 31, 2009, FEBRUARY 2, 2008 AND FEBRUARY 3, 2007

	Number of					Accumulated
	Class A	Class B	Class A	Class B		Other	Deferred
	Common	Common	Common	Common	Retained	Comprehensive	Compensation
	Shares	Shares	Shares	Shares	Earnings	Income	Expense	Total
	(In thousands)

Balance, January 28, 2006	16,190	27,703	$281,119	$0	$26,007	$0	$(2,410)	$304,716

Net income					65,464			65,464
Reclassification of unamortized deferred compensation			(2,410)				2,410
Stock units granted	11		314					314
Exercise of stock options	31		601					601
Exercise of restricted stock units, net of settlement of taxes	7		(126)					(126)
Excess tax benefit related to stock options exercised			194					194
Stock based compensation expense, before related tax effects			3,416					3,416

Balance, February 3, 2007	16,239	27,703	$283,108	$0	$91,471	$0	$0	$374,579

Net income					53,775			53,775
Cumulative effect of FIN 48 adoption					(131)			(131)
Stock units granted	10		347					347
Exercise of stock options	8		64					64
Exercise of restricted stock units, net of settlement of taxes	7		(60)					(60)
Excess tax benefit related to stock options exercised			488					488
Stock based compensation expense, before related tax effects			4,212					4,212
Other			206					206

Balance, February 2, 2008	16,264	27,703	$288,365	$0	$145,115	$0	$0	$433,480

Net income					26,902			26,902
Unrealized loss on available-for-sale securities						(655)		(655)

Total Comprehensive income								26,247
Stock units granted	45		606					606
Exercise of stock options	1		17					17
Exercise of restricted stock units, net of settlement of taxes	6		(26)					(26)
Non-cash capital contribution from Retail Ventures			787					787
Tax shortfall related to restricted stock unit exercises			(49)					(49)
Stock based compensation expense, before related tax effects			4,522					4,522

Balance, January 31, 2009	16,316	27,703	$294,222	$0	$172,017	$(655)	$0	$465,584

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2009, FEBRUARY 2, 2008 AND FEBRUARY 3, 2007

	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$26,902	$53,775	$65,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,336	25,055	20,686
Amortization of debt issuance costs	118	118	118
Stock based compensation expense	4,522	4,212	3,416
Deferred income taxes	(889)	(5,605)	2,372
Loss on disposal of assets	1,676	230	790
Impairment charges on long-lived assets	3,339	2,081	832
Grants of director stock units	606	347	314
Other-than-temporary impairment charges on investments	1,134
Other	(4,066)	3,117	3,841
Change in working capital, assets and liabilities:
Accounts receivable	3,693	(6,059)	(4,196)
Inventories	18,029	(24,300)	(21,039)
Prepaid expenses and other assets	(1,656)	(2,426)	(10,725)
Accounts payable	(15,112)	16,132	8,888
Accrued expenses	6,371	(9,819)	9,916
Proceeds from construction and tenant allowances	16,106	14,002	7,491

Net cash provided by operating activities	97,109	70,860	88,168

Cash flows from investing activities:
Cash paid for property and equipment	(82,191)	(98,940)	(41,867)
Purchases of available-for-sale investments	(205,558)	(209,855)	(188,250)
Purchases of held-to-maturity investments	(2,000)
Maturities and sales of available-for-sale investments	183,604	226,000	89,600
Maturities and sales of held-to-maturity investments	2,000
Acquisition of tradename		(21)

Net cash used in investing activities	(104,145)	(82,816)	(140,517)

Cash flows from financing activities:
Proceeds from exercise of stock options	17	64	601
Excess tax benefit — related to stock option exercises		488	194

Net cash provided by financing activities	17	552	795

Net decrease in cash and equivalents	(7,019)	(11,404)	(51,554)
Cash and equivalents, beginning of period	61,801	73,205	124,759

Cash and equivalents, end of period	$54,782	$61,801	$73,205

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$13,399	$34,958	$40,133
Non-related parties interest expense			46
Noncash investing and operating activities:
(Decrease) increase in accounts payable and accrued expenses due to property and equipment purchases	$(1,240)	$3,496	$433
Non cash-capital contribution from Retail Ventures	$787

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Business Operations — DSW Inc. (“DSW”) and its wholly-owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. At January 31, 2009, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 62.9% of DSW’s outstanding Common Shares, representing approximately 93.1% of the combined voting power of DSW’s outstanding Common Shares.

DSW is managed in three operating segments: DSW stores, dsw.com and leased departments. DSW stores and dsw.com are aggregated and presented as one reportable segment, the DSW segment. DSW sells better-branded footwear in all segments. DSW stores and dsw.com also sell handbags and accessories. As of January 31, 2009, DSW operated a total of 298 stores located throughout the United States. DSW stores and dsw.com offer a wide selection of better-branded dress, casual and athletic footwear for men and women. During the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007, DSW opened 41, 37, and 29 new DSW stores, respectively, and closed two, one and five DSW stores, respectively. In fiscal 2008, DSW launched dsw.com.

DSW also operates leased departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. As of January 31, 2009, DSW supplied merchandise to 275 Stein Mart stores, 65 Gordmans stores, one Frugal Fannie’s store, and 36 Filene’s Basement stores. In January 2009, Filene’s Basement announced that 11 stores would close in fiscal 2009. The Company’s renewable supply agreements to merchandise non-affiliated leased departments in Stein Mart, Gordmans and Frugal Fannie’s stores are effective through December 2012, January 2013, and April 2012, respectively. DSW has operated leased departments for Filene’s Basement, a wholly-owned subsidiary of Retail Ventures, under a renewable supply agreement through January 2010. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement) and provides supervisory assistance in these covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. DSW pays a percentage of net sales as rent.

Fiscal Year — The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal years 2008 and 2007 consisted of 52 weeks. Fiscal year 2006 consisted of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

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

Investments — Investments, which include tax exempt bonds, tax advantaged bonds, variable rate demand notes, auction rate securities, tax exempt commercial paper and certificates of deposit, are classified as available-for-sale securities. All income generated from these investments is recorded as interest income.

The Company evaluates its investments for impairment and whether impairment is other-than-temporary. In fiscal 2008, the Company recognized other-than-temporary impairments of $1.1 million as non-operating expense and recorded a temporary impairment of $0.7 million in other comprehensive income. The Company

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

did not recognize any impairment on investments during fiscal 2007 or 2006. Please see Note 7 for additional discussion of the Company’s investments.

Accounts Receivable — Accounts receivable are classified as current assets because the average collection period is generally less than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates.

Concentration of Credit Risk — Financial instruments, which principally subject the Company to concentration of credit risk, consist of cash, equivalents and short term investments. The Company invests excess cash when available through financial institutions in overnight investments. At times, such amounts may be in excess of FDIC insurance limits.

Concentration of Vendor Risk — During fiscal years 2008, 2007 and 2006, merchandise supplied to the Company by three key vendors accounted for approximately 20%, 21%, and 22% of net footwear sales.

Allowance for Doubtful Accounts.  We monitor our exposure for credit losses and record related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of January 31, 2009 and February 2, 2008, our allowances for doubtful accounts were $0.8 million and $0.4 million, respectively. The increase in our allowance is primarily related to the collectability of a receivable from Value City Department Stores (“Value City”).

Inventories — Merchandise inventories are stated at realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or mark-on, markups of initial prices established, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit.

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

Asset Impairment and Long-Lived Assets — The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. The Company expensed $3.3 million, $2.1 million and $0.8 million in fiscal 2008, 2007 and 2006, respectively, of identified store assets where the recorded value could not be supported by projected future cash flows. The impairment charges were recorded within the DSW reportable segment.

Self-insurance Reserves — The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated utilizing claims development estimates based on historical experience and other factors. Workers’ compensation and general liability estimates are calculated utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability. Although the Company does not anticipate the amounts ultimately paid will differ significantly from the estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability future claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual at January 31, 2009, by approximately $0.1 million. The self-insurance reserves were $1.8 million and $1.4 million at the end of fiscal 2008 and 2007, respectively.

Goodwill — Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. At January 31, 2009 and February, 2, 2008, the balance of goodwill related to the DSW stores was $25.9 million. Goodwill is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Management evaluates the fair value of the reporting unit using market based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. Several factors could result in an impairment charge. Failure to achieve sufficient levels of cash flow at the reporting unit level or a significant and sustained decline in our stock price could result in goodwill impairment charges. Significant judgment is required to determine the underlying cause of the decline and whether stock price declines are related to the market or specifically to the Company. The Company did not record any goodwill impairments in fiscal 2008, 2007 or 2006.

Tradenames and Other Intangible Assets — Tradenames and other intangible assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $9.2 million and $8.4 million at January 31, 2009 and February 2, 2008, respectively.

The asset value and accumulated amortization of intangible assets is as follows:

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)

Not subject to amortization
Domain names	$21	$21
Subject to amortization
Tradenames:
Gross asset	$12,750	$12,750
Accumulated amortization	(9,138)	(8,287)

Subtotal	$3,612	$4,463
Useful life	15 years	15 years
Favorable leases:
Gross asset	$140	$140
Accumulated amortization	(105)	(102)

Subtotal	$35	$38
Useful life	14 years	14 years
Tradenames and other intangible assets, net	$3,668	$4,522

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate amortization expense for the current and each of the five succeeding years is as follows:

(In thousands)

Fiscal Year
2008	$854
2009	$854
2010	$854
2011	$854
2012	$854
2013	$216

Customer Loyalty Program — The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which must be redeemed within six months. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of January 31, 2009 and February 2, 2008 was $7.3 million and $6.4 million, respectively.

Deferred Rent — Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amount of deferred rent included in other noncurrent liabilities was $31.9 million and $29.3 million, at January 31, 2009 and February 2, 2008, respectively.

Construction and Tenant Allowances — The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. These allowances are included in other non-current liabilities and were $63.7 million and $58.8 million, at January 31, 2009 and February 2, 2008, respectively.

Accumulated Other Comprehensive Loss — The accumulated other comprehensive loss of $0.7 million at January 31, 2009 relates to the Company’s unrealized loss on available-for-sale securities. The Company believes it is more likely than not that it would not be able to utilize any resulting deferred tax asset and recorded a full valuation allowance against the resulting deferred tax asset. For the year ended January 31, 2009, total comprehensive income was $26.2 million. For the year ended February 2, 2008, there was no unrealized loss on available-for-sale securities and comprehensive income was equal to net income.

Sales and Revenue Recognition — Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, the Company estimates a time lag for shipments to record revenue when the customer receives the goods. The Company believes a one day change in this estimate would not materially impact revenue. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales.

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, the Company determined that it accumulated enough historical data to recognize income from gift card breakage. The Company recognized $0.8 million and $0.3 million as miscellaneous income from gift card breakage during fiscal 2008 and 2007, respectively. Prior to the fourth quarter of fiscal 2007, the Company had not recognized any income from gift card breakage.

As of January 31, 2009, the Company supplies footwear, under supply arrangements, to 36 Filene’s Basement stores and 341 locations for three non-related retailers. Sales for these leased supply locations are net of returns and

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales tax, as reported by the lessor, and are included in net sales. Leased department sales represented 11.2%, 12.5%, and 10.2% of total net sales for fiscal 2008, 2007 and 2006, respectively.

Cost of Sales — In addition to the cost of merchandise, the Company includes in the cost of sales expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation). Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers, which are primarily payroll-related taxes and benefits. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities and maintenance and other operating costs that are passed to the Company from the landlord. Distribution costs include the transportation of merchandise to the distribution and fulfillment center and from the distribution center to the Company’s stores. Store occupancy costs include rent, utilities, repairs, maintenance, insurance and janitorial costs and other costs associated with licenses for leased departments and occupancy-related taxes, which are primarily real estate taxes passed to the Company by its landlords.

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

Pre-Opening Costs — Pre-opening costs associated with opening of stores are expensed as incurred. Pre-opening costs expensed were $6.2 million, $6.3 million and $7.2 million for fiscal 2008, 2007 and 2006, respectively.

Marketing Expense — The cost of advertising is expensed as incurred or when the advertising first takes place. Marketing costs were $30.3 million, $28.9 million and $29.0 million in fiscal 2008, 2007 and 2006, respectively.

Other Operating Income — The amount recorded in fiscal years 2008, 2007, and 2006 was $4.2 million, $4.8 million, and $3.0 million, respectively. Other operating income is included in Operating Expenses in the income statement. Other operating income consists primarily of income from consignment sales, income from gift card breakage, and insurance proceeds.

Legal Proceedings and Claims — The Company is involved in various legal proceedings that are incidental to the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, DSW records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. See Note 11 for a discussion of legal matters outstanding as of January 31, 2009.

Income Taxes — Income taxes are accounted for using the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes (“FAS 109”). Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of January 31, 2009 and February 2, 2008, the Company recorded valuation allowances of $0.7 million and $0.6 million, respectively.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurements (“FAS 157”) for non-

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. FAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. We have not applied the provisions of FAS 157 to our non-financial assets and non-financial liabilities measured on a nonrecurring basis in accordance with FSP No. 157-2. FSP No. 157-2 is effective for the Company beginning February 1, 2009. The Company does not expect the adoption of FAS 157 for non-financial assets and liabilities measured on a nonrecurring basis to have a material impact on its financial position and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 when the market for a financial asset is not active, specifically regarding consideration of management’s internal assumptions in measuring fair value when observable data are not present, how observable market information from an inactive market should be taken into account, and the use of broker quotes or pricing services in assessing the relevance of observable and unobservable data. This FSP was effective immediately. The Company considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values of its investment portfolio as of January 31, 2009. Refer to Note 6 for additional information regarding the fair value measurement of its investment portfolio.

In November 2008, the Securities and Exchange Commission (“SEC”) released a proposed roadmap regarding the potential mandatory adoption of International Financial Reporting Standards (“IFRS”). Under the proposed roadmap, the Company, as an accelerated filer, may be required to prepare financial statements in accordance with IFRS as early as 2015. In 2011, the SEC will decide on the mandatory adoption of IFRS. The Company is currently assessing the implications should it be required to adopt IFRS in the future.

2.	OWNERSHIP

At January 31, 2009, Retail Ventures owned approximately 62.9% of DSW’s outstanding Common Shares, representing approximately 93.1% of the combined voting power of DSW’s outstanding Common Shares.

Premium Income Exchangeable Securities (PIES)

In fiscal 2006, RVI issued 2,875,000 units of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable Securities) in the aggregate principal amount of $143,750,000. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50 principal amount of PIES equal to the “exchange ratio” described in the offering prospectus, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The settlement of the PIES will not change the number of DSW Common Shares outstanding. In the third quarter of fiscal 2008, Retail Ventures repurchased 200,000 units of PIES, which are still considered outstanding and can be resold by Retail Ventures.

3.	RELATED PARTY TRANSACTIONS

Schottenstein Stores Corporation (“SSC”)  — The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC, as described in Note 5.

Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or affiliated with SSC or intercompany transactions with SSC. Settlement of related party receivables and payables are in the form of cash. These transactions settle normally in 30 to 60 days. Accounts receivable and payable to SSC or its affiliates at January 31, 2009 and February 2, 2008, respectively, were primarily related to a related party receivable from an SSC affiliate of $0.3 million and $0.9 million, respectively, for tenant allowances and related party payables of $0.7 million and $0.9 million, respectively, related to rent and real estate taxes.

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company shares certain personnel, administrative and service costs with SSC and its affiliates. The costs of providing these services are allocated among the Company, SSC and its affiliates without a premium. The allocated amounts are not significant. SSC does not charge the Company for general corporate management services.

The Company participated in SSC’s self-insurance program for general liability, casualty loss and certain state workers’ compensation programs, which participation ended in fiscal 2003. While the Company no longer participates in the program, it continues to remain responsible for liabilities it incurred under the program. There was no expense related to this program in fiscal 2008 and the Company expensed an immaterial amount in fiscal years 2007 and 2006 for such program.. Estimates for self-insured programs are based on actuarial assumptions, which incorporate historical incurred claims and incurred but not reported (“IBNR”) claims.

RVI and Filene’s Basement — Under the terms of the Amended and Restated Shared Services Agreement effective March 17, 2008, DSW provides shared finance and human resources services to RVI and Filene’s Basement. Previously, RVI provided these shared services to DSW. RVI charged DSW $4.7 million for management fees and shared services provided prior to March 17, 2008. DSW charged RVI $6.4 million for the fiscal year ended January 31, 2009 for all of the shared services it provided to RVI and Filene’s Basement, including information technology services which it was previously providing.

In January 2009, Filene’s Basement announced that it would close 11 underperforming stores in February 2009 and that it plans to seek to renegotiate certain of the remaining leases. Filene’s Basement and RVI are discussing with representatives of Filene’s Basement’s lenders the effect of the store closings and other liquidity concerns under Filene’s Basement’s credit agreement. No assurance can be given that RVI and Filene’s Basement will successfully resolve this situation with the lenders and RVI is exploring strategic alternatives to seek to address liquidity risk at both companies. As of January 31, 2009, DSW supplied shoes to Filene’s Basement for 36 stores under a supply agreement and provided shared services.

Prior to the Amended and Restated Shared Services Agreement, the Company received various services provided by RVI or its subsidiaries, including import administration, risk management, human resources, information technology, tax, financial services and payroll, as well as other corporate services. RVI also provided the Company with the services of a number of its executives and employees. These cost allocations were determined on a basis that the Company and RVI consider to be reasonable reflections of the use of services provided or the benefit received to the Company. These allocations totaled $9.2 million and $13.1 million in fiscal 2007 and 2006, respectively. In fiscal 2007 and 2006, DSW allocated $18.5 million and $10.5 million, respectively, to RVI for services that were provided by DSW to RVI. Beginning in the fourth quarter of fiscal 2006, information technology services were provided by a subsidiary of DSW, which resulted in a significant increase in DSW’s allocation to RVI. In addition, the Company has an agreement with Filene’s Basement, a subsidiary of RVI, to supply all of their shoe inventories. These sales are included as leased department net sales. In fiscal 2008, one of the three combination DSW/Filene’s Basement stores was closed. For the three combination DSW/Filene’s Basement stores, DSW paid a net amount of $2.5 million, $2.9 million and $2.9 million in fiscal 2008, 2007 and 2006, respectively. The net balance of these transactions with RVI and Filene’s Basement is reflected within the Company’s balance sheet as a net payable of $1.6 million to related parties as of January 31, 2009 and a net receivable of $1.2 million from related parties as of February 2, 2008. RVI contributed deferred tax assets to DSW in fiscal 2008 resulting in a non-cash contribution of $0.8 million.

In January 2004, the Company entered into a lease agreement with 40 East 14 Realty Associates, L.L.C., an unrelated third party, for the Union Square store in Manhattan, New York. In connection with the lease, Retail Ventures has agreed to guarantee payment of rent and other expenses and charges and the performance of other obligations.

Value City — On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Management LLC and Crystal Value, LLC. As a part of this transaction, RVI agreed to provide certain transition services to Value City. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. DSW negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. DSW received $3.3 million in fiscal 2008 related to services provided post bankruptcy filing.

As of January 31, 2009, Value City owes DSW approximately $6.7 million for services rendered by us prior to the filing of bankruptcy. Of these unpaid amounts, DSW reserved approximately $0.6 million and did not recognize a receivable related to the remaining services provided. DSW submitted a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed, however, there is no assurance that DSW can collect all or any of the amounts owed.

Other — Purchases from affiliates were $0.1 million in fiscal 2008. There were no purchases from affiliates in fiscal 2007 or 2006.

4.	STOCK BASED COMPENSATION

The Company has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4.6 million common shares, including stock options, restricted stock units to management and director stock units, key employees of the Company and affiliates, consultants as defined, and directors of the Company. Options generally vest 20% per year on a cumulative basis. Options granted under the 2005 Equity Incentive Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, the Company did not have a stock option plan or any equity units outstanding.

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

Under the modified prospective method of FAS 123R, compensation expense was recognized during the years ended January 31, 2009, February 2, 2008 and February 3, 2007, for all unvested stock options granted before January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and for all stock based payments granted after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. DSW’s financial results, results of operations, or cash flows for the prior periods have not been restated as a result of this adoption. The cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation expense recognized for those options (excess tax benefits) are classified as financing cash flows.

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

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the unfavorable impact of FAS 123R stock based compensation expense on DSW’s income before income taxes, net income and basic and diluted earnings per share for the following years ended:

	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands, except per share amounts)

Income before income taxes	$(4,522)	$(4,212)	$(3,416)
Net income	$(2,745)	$(2,595)	$(2,078)
Earnings per share:
Basic	$(0.06)	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.06)	$(0.05)

Stock Options

Forfeitures of options are estimated at the grant date based on historical rates of RVI’s stock option activity and reduce the compensation expense recognized. The expected term of options granted is derived from historical data of RVI’s stock options due to the limited historical data on DSW stock activity. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares. The expected dividend yield is zero, which is based on DSW’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in DSW’s credit facility.

The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Assumptions:
Risk-free interest rate	2.7%	4.5%	4.6%
Year end volatility of DSW common stock	48.5%	39.4%	39.9%
Expected option term	4.9 years	5.0 years	4.8 years
Dividend yield	0.0%	0.0%	0.0%

The weighted average grant date fair value of each option granted in fiscal 2008, 2007 and 2006 was $5.77, $17.27 and $13.01 respectively. As of January 31, 2009, the total compensation cost related to nonvested options not yet recognized was approximately $10.1 million, with a weighted average expense recognition period remaining of 3.5 years. The following tables summarize the Company’s stock option plan and related per share Weighted Average Exercise Prices (“WAEP”) and weighted average grant date fair value using the Black-Scholes option pricing model (shares and intrinsic value in thousands):

	Year Ended
	January 31, 2009
	Shares	WAEP

Outstanding beginning of year	1,520	$28.65
Granted	1,112	$12.87
Exercised	(1)	$12.92
Forfeited	(506)	$21.85

Outstanding end of year	2,125	$22.04

Options exercisable end of year	533	$24.77

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Weighted	Weighted
			Average	Average	Aggregate
			Grant Date	Remaining	Intrinsic
As of January 31, 2009:	Shares	WAEP	Fair Value	Contract Life	Value

Options outstanding	2,125	$22.04	$9.47	8 years	$124
Options vested or expected to vest	2,007	$22.10	$9.49	8 years	$115
Options exercisable	533	$24.77	$10.56	7 years	$0
Shares available for additional grants	2,102

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the years ended February 2, 2008 and February 3, 2007 was $0.2 million and $0.5 million, respectively. This amount was immaterial in fiscal 2008. The total fair value of options that vested during the years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $3.6 million, $2.0 million and $1.6 million, respectively.

Restricted Stock Units

Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.

Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. The total aggregate intrinsic value of nonvested restricted stock units was $2.3 million, $3.0 million and $5.5 million for fiscal 2008, 2007 and 2006, respectively. As of January 31, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.0 million with a weighted average expense recognition period remaining of 2.0 years. The weighted average exercise price for all restricted stock units is zero.

The following table summarizes DSW’s restricted stock units and weighted average grant date fair value (“GDFV”) for the periods presented (shares in thousands):

	Year Ended		Year Ended		Year Ended
	January 31, 2009		February 2, 2008		February 3, 2007
	Units	GDFV	Units	GDFV	Units	GDFV

Outstanding beginning of year	151	$23.92	135	$22.03	131	$20.46
Granted	158	$12.61	29	$28.69	23	$30.91
Exercised/Vested	(8)	$26.61	(10)	$24.85	(10)	$24.85
Forfeited	(75)	$19.08	(3)	$27.96	(9)	$19.00

Outstanding end of year	226	$17.51	151	$23.92	135	$22.03

Director Stock Units

DSW issues stock units to directors who are not employees of DSW or RVI. During the years ended January 31, 2009, February 2, 2008 and February 3, 2007, DSW granted 45,265, 10,398 and 10,525 director stock units, respectively, and expensed $0.6 million, $0.3 million and $0.3 million, respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (including committee retainer fees but excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors’ compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. As of January 31, 2009, 83,201 director stock units had been issued and no director stock units had been settled.

5.	LEASES

The Company leases stores, office space, a fulfillment center and a distribution center under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, the Company is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.

As of January 31, 2009, the Company leased or had other agreements with entities affiliated with SSC for 19 store locations, two office facilities, a trailer parking lot, one fulfillment center and one distribution center for a total annual minimum rent of $12.2 million and additional contingent rents based on aggregate sales in excess of specified sales for the store locations. Under supply agreements to Filene’s Basement stores and other non-related retailers, the Company pays contingent rents based on sales.

Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 31, 2009 are as follows:

	Operating Leases
		Unrelated	Related
Fiscal Year	Total	Party	Party
	(In thousands)

2009	$133,772	$121,479	$12,293
2010	130,811	118,086	12,725
2011	123,322	110,467	12,855
2012	113,971	100,865	13,106
2013	105,494	92,954	12,540
Future years	382,151	307,805	74,346

Total minimum lease payments	$989,521	$851,656	$137,865

The composition of rental expense is as follows:

	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Minimum rentals:
Unrelated parties	$104,516	$93,839	$82,677
Related parties	10,824	10,561	8,796
Contingent rentals:
Unrelated parties	28,261	25,391	17,721
Related parties	11,967	12,467	11,578

Total	$155,568	$142,258	$120,772

At January 31, 2009 and February 2, 2008, the Company had no capital leases.

6.	FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

Although the adoption of FAS 157 standard for financial assets and liabilities as of February 3, 2008 had no impact on DSW’s financial position or results of operations, it did result in additional disclosures regarding fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, FAS 157 establishes the following three level fair value hierarchy:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transactions with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive markets, or other observable inputs.

•	Level 3 inputs are unobservable inputs.

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2009 consisted of the following:

	Balance at
	January 31,
	2009	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Cash and equivalents	$54,782	$54,782
Short-term investments	101,404		$99,559	$1,845
Long-term investments	1,266			1,266

	$157,452	$54,782	$99,559	$3,111

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that settle in less than three days. Our investments in auction rate securities is recorded at fair value under FAS 157 using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. Our other types of investments are valued using a market based approach using level 2 inputs such as prices of similar assets in active markets.

The activity related to level 3 investments for the year ended January 31, 2009 is summarized below:

	Short-Term	Long-Term
	Investments, net	Investments, net
	(In thousands)

Carrying value as of February 2, 2008	$70,005	$12,500
Maturities and sales	(68,855)	(7,600)
Transfers into short-term investments, net	2,500
Transfers into long-term investments, net		(2,500)
Transfers out of level 3	(1,150)
Other-than-temporary impairment included in earnings		(1,134)
Unrealized losses included in accumulated other comprehensive loss	(655)

Carrying value as of January 31, 2009	$1,845	$1,266

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INVESTMENTS

The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale and stated at current market value.

Short-term investments, net at January 31, 2009 and February 2, 2008 include tax exempt bonds, tax advantaged bonds, variable rate demand notes, tax exempt commercial paper, certificates of deposit and auction rate securities. Tax exempt commercial paper and certificates of deposit mature every 28 to 91 days. Excluding the auction rate securities, the other types of short-term investments generally have interest reset dates of every 7 days. Despite the long-term nature of the stated contractual maturities of the bonds, tax exempt commercial paper and variable rate demand notes, the Company has the ability to quickly liquidate these securities. As a result, the Company has classified these securities as available for sale.

Investments in auction rate securities typically auction every 91 to 182 days. There are two auction rate securities classified as short term investments, net. One auction rate security will not undergo auction until November 2009 and was reclassified from long term investments, net to short term investments, net in fiscal 2008. The Company recorded a temporary impairment of $0.7 million related to this security. The Company believes the impairment is temporary as the security is a perpetual preferred security that possesses certain debt-like characteristics and the Company believes it has the ability to hold the security until it can recover in value. The second auction rate security included in short-term investments, net experienced a call at par subsequent to year end and there was no unrealized loss recorded related to this security.

The long-term investments, net balance at both January 31, 2009 and February 2, 2008 includes auction rate securities that failed at auction subsequent to February 2, 2008 and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. As a result, for fiscal 2008, the Company recorded other-than-temporary impairments of approximately $1.1 million related to these auction rate securities. The Company believes the impairments are other-than-temporary due to current economic conditions, the financial condition and future business prospects of the underlying issuer and the duration of the impairments.

The following table discloses the major categories of the Company’s investments as of January 31, 2009 and February 2, 2008:

	Short-Term Investments, net		Long-Term Investments, net
	January 31,	February 2,	January 31,	February 2,
	2009	2008	2009	2008
	(In thousands)

Available for sale:
Tax exempt bonds	$64,829
Tax advantaged bonds	1,000
Variable rate demand notes	16,580	$44,505
Tax exempt commercial paper	2,000
Certificates of deposit	14,000
Auction rate securities	3,650	25,500	$2,400	$12,500
Other-than-temporary impairment included in earnings			(1,134)
Unrealized losses included in accumulated other comprehensive loss	(655)

Total available for sale	$101,404	$70,005	$1,266	$12,500

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	January 31,	February 2,
	2009	2008
	(In thousands)

Letters of credit outstanding	$17,709	$15,711

DSW $150 Million Credit Facility — The Company has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under this facility are secured by a lien on substantially all of its and its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. (“DSWSW”). In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents. At January 31, 2009 and February 2, 2008, the Company had no outstanding borrowings and had availability under the facility of $132.3 million and $134.3 million, respectively.

Total interest expense was $0.8 million, $1.2 million and $0.6 million for fiscal years 2008, 2007 and 2006, respectively, and included fees, such as commitment and line of credit fees, of $0.5 million, $0.4 million and $0.5 million, respectively.

9.	EARNINGS PER SHARE

Basic earnings per share are based on net income and a simple weighted average of Class A and Class B common shares and directors stock units outstanding. Diluted earnings per share are calculated using the treasury stock method and reflect the potential dilution of Class A common shares related to outstanding stock options and restricted stock units. The numerator for the diluted earnings per share calculation is net income. The denominator is the weighted average diluted shares outstanding.

	Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Weighted average shares outstanding	43,998	43,953	43,914
Assumed exercise of dilutive stock options		170	170
Restricted stock units	220	150	138

Number of shares for computation of dilutive earnings per share	44,218	44,273	44,222

Options to purchase 2.1 million and 0.8 million common shares were outstanding at January 31, 2009 and February 2, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive. For the fiscal year ended February 3, 2007, all potentially issuable shares from the exercise of stock options and restricted stock units were dilutive.

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	OTHER BENEFIT PLANS

The Company participates in a 401(k) Plan (the “Plan”). Eligible employees may contribute up to thirty percent of their compensation to the Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the Plan, the Company matches employee deferrals into the Plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year but has not for the past three fiscal years. The Company incurred costs associated with the Plan of $1.9 million, $1.8 million and $1.4 million for fiscal years 2008, 2007 and 2006, respectively.

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

12.	SEGMENT REPORTING

The Company is managed in three operating segments: DSW stores, dsw.com and leased departments. DSW stores and dsw.com have been aggregated and are presented as one reportable segment, as permitted by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, based on their similar economic characteristics, products, production processes, target customers and distribution methods. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The tables below present segment information (in thousands) for the Company’s two reportable segments:

		Leased	Total
	DSW	Departments	DSW Inc.

As of and for the year ended January 31, 2009
Net sales	$1,298,886	$164,058	$1,462,944
Gross profit	351,899	27,200	379,099
Capital expenditures	80,670	304	80,974
Total assets	659,876	61,321	721,197
As of and for the year ended February 2, 2008
Net sales	$1,230,217	$175,398	$1,405,615
Gross profit	344,276	25,859	370,135
Capital expenditures	101,269	1,182	102,451
Total assets	641,874	52,008	693,882
For the year ended February 3, 2007
Net sales	$1,148,395	$130,665	$1,279,060
Gross profit	343,734	22,617	366,351
Capital expenditures	38,675	3,732	42,407

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the approximate percentage of our sales attributable to each merchandise category for the fiscal years below:

Category	Fiscal 2008	Fiscal 2007	Fiscal 2006

Women’s	66%	65%	65%
Men’s	15%	16%	16%
Athletic	14%	14%	14%
Accessories and Other	5%	5%	5%

13.	INCOME TAXES

The provision for income taxes consists of the following:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Current:
Federal	$16,178	$30,259	$32,750
State and local	2,094	6,528	7,041

	18,272	36,787	39,791

Deferred:
Federal	174	(3,896)	2,217
State and local	(1,063)	625	155

	(889)	(3,271)	2,372

Income tax expense	$17,383	$33,516	$42,163

A reconciliation of the expected income taxes based upon the statutory rate is as follows:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Income tax expense at federal statutory rate	$15,500	$30,552	$37,670
State and local taxes-net	1,032	3,788	4,988
Tax exempt interest and other	851	(824)	(495)

	$17,383	$33,516	$42,163

The net deferred tax asset is recorded in the Company’s balance sheet as follows:

	January 31,	February 2,
	2009	2008
	(In thousands)

Current deferred tax asset	$21,876	$20,302
Non-current deferred asset	806	3,139

Total — net deferred tax asset	$22,682	$23,441

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset are as follows:

	January 31,	February 2,
	2009	2008
	(In thousands)

Deferred tax assets:
Basis differences in inventory	$4,074	$3,321
Construction and tenant allowances	2,335	1,645
State and local tax NOLs	656	1,125
Valuation allowance	(708)	(553)
Accrued rent	12,541	11,846
Workers compensation	943	874
Stock compensation — Restricted stock and director stock units	1,876	1,142
Accrued expenses	3,635	3,356
Stock compensation — non-qualified stock options	3,693	2,211
Benefit from unrecognized tax position	756	2,147
Unredeemed gift cards	1,202
Auction rate securities impairment	708
Other	959	1,931

	32,670	29,045

Deferred tax liabilities:
Prepaid expenses	(4,773)	(4,399)
Basis differences in property and equipment	(4,958)	(956)
Other	(257)	(249)

	(9,988)	(5,604)

Total-net	$22,682	$23,441

The net operating loss deferred tax assets consist of a state and local component. These net operating losses are available to reduce state and local taxable income for the fiscal years 2009 to 2023. A valuation allowance of $0.6 million related to a state deferred tax asset was established in fiscal 2007 as the Company believed that it was more likely than not that the benefit will not be realized. This state deferred tax asset expired in fiscal 2008, and the asset and related valuation allowance are no longer necessary. A valuation allowance of $0.7 million related to the unrealized loss and other-than-temporary impairments on available-for-sale securities was established in fiscal 2008 as the Company believes that it is more likely than not that the benefit will not be realized.

The Company is no longer subject to U.S federal income tax examination for years prior to 2004. With a few exceptions, the Company is no longer subject to state tax examination for fiscal years prior to 2002. The Company is currently under examination by the Internal Revenue Service for fiscal 2006. The Company estimates the range of possible changes that may result from any current and future tax examinations to be insignificant at this time.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its consolidated statements of income. As of January 31, 2009, February 2, 2008 and February 4, 2007, $1.1 million, $0.9 million and $0.3 million, respectively, were accrued for the payment of interest and penalties.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a charge of $0.1 million to beginning retained earnings. As of January 31, 2009, February 2, 2008 and February 4,

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, unrecognized tax benefits of $0.9 million, $3.0 million and $2.0 million respectively, would affect the Company’s effective tax rate if recognized. As of January 31, 2009 and February 2, 2008, the reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	January 31,	February 2,
	2009	2008

Beginning Balance	$3,028	$2,004
(Decreases) — Tax Positions taken in a prior period	(1,760)	(1,123)
Increases — Tax Positions taken in the current period	9	2,147

Ending Balance	$1,277	$3,028

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any change is not expected to have a material impact on our financial position, results of operations or cash flows.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Thirteen Weeks Ended
	May 3,	August 2,	November 2,	January 31,
	2008	2008	2008	2009
	(In thousands except per share data)

Net sales	$366,264	$357,175	$391,355	$348,150
Cost of sales	(269,217)	(256,081)	(282,280)	(276,267)

Gross profit	97,047	101,094	109,075	71,883
Operating expenses	(81,041)	(83,415)	(88,158)	(83,672)

Operating profit (loss)	16,006	17,679	20,917	(11,789)
Interest expense	(274)	(304)	(270)	54
Interest income	997	724	956	723

Interest income, net	723	420	686	777
Other-than-temporary impairment charge on investments				(1,134)

Earnings (loss) before income taxes	16,729	18,099	21,603	(12,146)
Income tax (provision) benefit	(6,441)	(7,142)	(8,425)	4,625

Net income (loss)	$10,288	$10,957	$13,178	$(7,521)
Earnings (loss) per share:(1)
Basic	$0.23	$0.25	$0.30	$(0.17)
Diluted	$0.23	$0.25	$0.30	$(0.17)

DSW INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Thirteen Weeks Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008
	(In thousands except per share data)

Net sales	$356,997	$348,718	$367,380	$332,520
Cost of sales	(247,741)	(267,368)	(260,720)	(259,651)

Gross profit	109,256	81,350	106,660	72,869
Operating expenses	(72,038)	(73,024)	(71,855)	(71,897)

Operating profit	37,218	8,326	34,805	972
Interest expense	(138)	(143)	(140)	(757)
Interest income	1,857	2,091	1,673	1,527

Interest income, net	1,719	1,948	1,533	770

Earnings before income taxes	38,937	10,274	36,338	1,742
Income tax provision	$(15,193)	$(3,753)	$(13,906)	$(664)

Net income	$23,744	$6,521	$22,432	$1,078
Earnings per share:(1)
Basic	$0.54	$0.15	$0.51	$0.02
Diluted	$0.54	$0.15	$0.51	$0.02

(1)	The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Amended Articles of Incorporation of the registrant.***
3.2		Amended and Restated Code of Regulations of the registrant.***
4.1		Specimen Class A Common Shares certificate. Incorporated by reference to Exhibit 4.1 to DSW’s Form S-1 (Registration No. 333-134227) filed on May 17, 2006 and amended on June 23, 2006, July 17, 2006, August 2, 2006 and August 7, 2006.
4.2		Second Amended and Restated Registration Rights Agreement, dated as of July 5, 2005, by and among Retail Ventures, Inc., Cerberus Partners, L.P., Schottenstein Stores Corporation and Back Bay Funding LLC. Incorporated by reference to Exhibit 4.2 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
4.3		Exchange Agreement, dated July 5, 2005, by and between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.4 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
4.4		Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Cerberus Partners, L.P. Incorporated by reference to Exhibit 4.1 to Retail Ventures’ Form 8-K (file no. 1-10767) filed October 19, 2005.
4.5		Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.2 to Retail Ventures’ Form 8-K (file no. 1-10767) filed October 19, 2005.
4.6		Form of Term Loan Warrant issued by Retail Ventures, Inc. to Millennium Partners, L.P. Incorporated by reference to Exhibit 4.1 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed December 8, 2005.
10.1		Corporate Services Agreement, dated June 12, 2002, between Retail Ventures and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.6 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed June 18, 2002.
10	.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Retail Ventures, Schottenstein Stores Corporation and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc., Schottenstein Management Company and DSW Inc. related thereto. Incorporated by reference to Exhibit 5 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.2		Employment Agreement, dated March 4, 2005, between Deborah L. Ferrée and DSW Inc.**#
10	.2.1	First Amendment to Employment Agreement, dated December 31, 2007, between Deborah L. Ferrée and DSW Inc. Incorporated by reference to Exhibit 10.2.1 to Form 10-K (file no. 1-32545) filed April 17, 2008. #
10.4		Employment Agreement, dated June 1, 2005, between Douglas J. Probst and DSW Inc.**#
10	.4.1	First Amendment to Employment Agreement, dated December 31, 2007, between Douglas J. Probst and DSW Inc. Incorporated by reference to Exhibit 10.4.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.#
10.5		Employment Agreement, dated December 1, 2005, between Kevin Lonergan and DSW Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 24, 2006.#
10	.5.1	First Amendment to Employment Agreement, dated December 31, 2007, between Kevin Lonergan and DSW Inc. Incorporated by reference to Exhibit 10.5.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.#
10.6		Employment Agreement, dated June 26, 2005, between Derek Ungless and DSW Inc.***#
10	.6.1	First Amendment to Employment Agreement, dated December 31, 2007, between Derek Ungless and DSW Inc. Incorporated by reference to Exhibit 10.6.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.#
10.7		Summary of Director Compensation. Incorporated by reference to Exhibit 10.2 to DSW’s Form 10-Q (file no. 1-32545) filed December 13, 2007.#

Exhibit
No.		Description

10.11		Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders.***
10.15		Lease, dated March 22, 2000, by and between East Fifth Avenue, LLC, an affiliate of Schottenstein Stores Corporation, as landlord, and Shonac, as tenant, re: warehouse facility and corporate headquarters. Incorporated by reference to Exhibit 10.60 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 28, 2000.
10.16		Form of Common Stock Purchase Warrants (with respect to the stock of Retail Ventures) issued to Cerberus Partners, L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.5 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed June 18, 2002.
10.17		Form of Conversion Warrant to be issued by Retail Ventures to Schottenstein Stores Corporation.**
10.23		DSW Inc. 2005 Equity Incentive Plan.***#
10	.23.1	Form of Restricted Stock Units Award Agreement for Employees.**#
10	.23.2	Form of Stock Units for automatic grants to non-employee directors.**#
10	.23.3	Form of Stock Units for conversion of non-employee directors’ cash retainer.**#
10	.23.4	Form of Non-Employee Directors’ Cash Retainer Deferral Election Form.**#
10	.23.5	Form of Nonqualified Stock Option Award Agreement for Consultants.**#
10	.23.6	Form of Nonqualified Stock Option Award Agreement for Employees.**#
10.24		DSW Inc. 2005 Cash Incentive Compensation Plan.***#
10.25		Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW. Incorporated by reference to Exhibit 10.1 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.26		Amended and Restated Shared Services Agreement, dated as of October 29, 2006, between Retail Ventures, Inc. and DSW. Incorporated by reference to Exhibit 10.7 to DSW’s Form 10-Q (file no. 1-32545) filed December 6, 2006.
10	.26.1	Amendment No. 1 to Amended and Restated Shared Services Agreement between DSW Inc. and Retail Ventures, Inc., dated as of March 17, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-32545) filed August 28, 2008.
10.27		Tax Separation Agreement, dated July 5, 2005, among Retail Ventures, Inc. and its affiliates and DSW Inc. and its affiliates. Incorporated by reference to Exhibit 10.3 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10	.27.1	Amendment No. 1 to Tax Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated as of March 17, 2008. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-32545) filed August 28, 2008.
10.28		Supply Agreement, effective as of January 30, 2005, between Filene’s Basement and DSW. Incorporated by reference to Exhibit 10.6 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
10.29		Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.
10	.29.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.30		Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.
10	.30.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

Exhibit
No.		Description

10.31		Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.
10	.31.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.32		Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10.33		Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation d/b/a DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.33.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1, to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.34		Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of Schottenstein Stores Corporation, and Shonac corporation (assignee of Schottenstein Stores Corporation d/b/a Value City Furniture through Assignment of Tenant’s Leasehold Interest and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.34.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.35		Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.35.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.36		Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and Schottenstein Stores Corporation-Polaris LLC, an affiliate of Schottenstein Stores Corporation, as modified by Sublease Agreement, dated April 30, 2002, by and between Schottenstein Stores Corporation-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc., as sublessee (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.36.1	Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.37		Lease, dated August 30, 2002, by and between JLP-Cary, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.37.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Retail Ventures’ Form 10-K/A (file No. 1-10767) filed May 12, 2005.
10.38		Lease, dated August 30, 2002, by and between JLP-Madison, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.		Description

10	.38.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.39		Sublease, dated May 2000, by and between Schottenstein Stores Corporation, as sublessor, and Shonac Corporation d/b/a DSW Shoe Warehouse, Inc., as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.39.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc. as assignee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.40		Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.40.1	Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.41		Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.
10	.41.1	Assignment and Assumption Agreement, dated March 18, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.
10.42		Sublease Agreement, dated June 12, 2000, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Fairfax, VA DSW store.**
10	.42.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Fairfax, VA DSW store.**
10.43		Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrillville, IN DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.**
10	.43.1	Assignment and Assumption Agreement, dated January 17, 2008, between Value City Department Stores LLC, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Merrillville, IN DSW Store. Incorporated by reference to Exhibit 10.43.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.
10.44		Form of Indemnification Agreement between DSW Inc. and its officers and directors.**
10.45		Agreement of Lease, dated April 7, 2006, by and between JLP-Harvard Park, LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Chagrin Highlands, Warrendale, Ohio DSW store.***
10.46		Agreement of Lease, dated June 30, 2006, between JLPK — Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 6, 2006.
10.47		Agreement of Lease, dated November 27, 2006, between JLP — Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 6, 2006.
10.48		Agreement of Lease, dated November 30, 2006, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office. Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 1-32545) filed December 6, 2006.
10	.48.1	Lease Amendment, dated October 1, 2007, between 4300 Ventures 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-32545) filed March 6, 2008.

Exhibit
No.		Description

10.49		Agreement of Lease, dated November 30, 2006, between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office. Incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 1-32545) filed December 6, 2006.
10	.49.1	Lease Amendment, dated October 1, 2007, between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-32545) filed March 6, 2008.
10.50		Lease Amendment, dated November 30, 2006 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 1-32545) filed December 6, 2006.
10	.50.1	Second Lease Amendment, dated October 1, 2007 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 1-32545) filed March 6, 2008.
10.51		IT Transfer and Assignment Agreement dated October 29, 2006. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-32545) filed December 6, 2006.
10.52		Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Incorporated by reference to Exhibit 10.1 to DSW’s Form 8-K (file no. 1-32545) filed June 5, 2006.
10.53		Employment Agreement, dated July 13, 2006, between DSW Inc. and Harris Mustafa. Incorporated by reference to Exhibit 10.1 to DSW’s Form 8-K (file no. 1-32545) filed July 13, 2006.
10	.53.1	First Amendment to Employment Agreement, dated December 31, 2007, between Harris Mustafa and DSW Inc. Incorporated by reference to Exhibit 10.53.1 to Form 10-K (file no. 1-32545) filed April 17, 2008. #
10.54		Agreement of Lease, dated December 15, 2006, between American Signature, Inc., an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Langhorne, Pennsylvania DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-32545) filed April 5, 2007.
10.55		Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to DSW’s Form 10-Q (file no. 1-32545) filed December 13, 2007.#
10.56		Agreement of Lease, dated October 1, 2007, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of ETD. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed March 6, 2008.
10.57		Occupancy Licensing Agreement, dated January 17, 2008, between Value City Department Stores LLC, Retail Ventures Services, Inc, and DSW Inc. re: 3241 Westerville Rd. Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-32545) filed April 17, 2008.
10.58		Guaranty by DSW Inc. to 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation re: Lease, dated October 1, 2007 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of ETD. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 1-32545) filed March 6, 2008.
10.59		Transfer and Assignment Agreement among Retail Ventures, Inc., Retail Ventures Services, Inc., DSW Inc., and Filene’s Basement, Inc., dated as of March 17, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed August 28, 2008.
10.60		Employment Agreement, dated March 27, 2009, between Jon Ricker and DSW Inc.*#
10.61		Employment Agreement, dated March 27, 2009, between William L. Jordan and DSW Inc.*#
10.62		Employment Agreement, dated March 25, 2009, between Michael R. MacDonald and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed March 25, 2009.#
21.1		List of Subsidiaries.*
23.1		Consent of Independent Registered Public Accounting Firm.*
24.1		Powers of Attorney.*
31.1		Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.*
31.2		Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.*

Exhibit
No.	Description

32.1	Section 1350 Certification — Principal Executive Officer.*
32.2	Section 1350 Certification — Principal Financial Officer.*

*	Filed herewith.

**	Previously filed as the same Exhibit Number to DSW’s Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005, and incorporated herein by reference.

***	Previously filed as the same Exhibit Number to DSW’s Form 10-K filed with the Securities and Exchange Commission on April 13, 2006 and incorporated by reference.

#	Management contract or compensatory plan or arrangement.