Form 10-Q
period 2009-05-02
DSW Inc.
filed 2009-06-04
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
The number of outstanding Class A Common Shares, without par value, as of May 31, 2009 was 16,317,249 and Class B Common Shares, without par value, as of May 31, 2009 was 27,702,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 2,	January 31,
	2009	2009
ASSETS
Cash and equivalents	$82,121	$54,782
Short-term investments, net	81,402	101,404
Accounts receivable, net	7,317	6,851
Accounts receivable from related parties, net	51	336
Inventories	278,229	244,008
Prepaid expenses and other current assets	21,511	24,790
Deferred income taxes	24,798	21,876

Total current assets	495,429	454,047

Property and equipment, net	230,344	233,366
Goodwill	25,899	25,899
Tradenames and other intangibles, net	3,455	3,668
Deferred income taxes and other assets	2,456	4,217

Total assets	$757,583	$721,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$116,178	$92,912
Accounts payable to related parties	4,212	2,299
Accrued expenses:
Compensation	8,218	9,971
Taxes	14,699	10,228
Gift cards and merchandise credits	13,897	15,491
Other	27,945	27,425

Total current liabilities	185,149	158,326

Deferred income taxes and other non-current liabilities	98,656	97,287

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,317,249 and 16,315,746 issued and outstanding, respectively	295,520	294,222
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	179,162	172,017
Accumulated other comprehensive loss	(904)	(655)

Total shareholders’ equity	473,778	465,584

Total liabilities and shareholders’ equity	$757,583	$721,197

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	May 2, 2009	May 3, 2008

Net sales	$385,846	$366,264
Cost of sales	(280,865)	(269,217)

Gross profit	104,981	97,047
Operating expenses	(92,878)	(81,041)

Operating profit	12,103	16,006

Interest expense	(183)	(274)
Interest income	437	997

Interest income, net	254	723
Other-than-temporary impairment charge on investments	(395)

Earnings before income taxes	11,962	16,729
Income tax provision	(4,817)	(6,441)

Net income	$7,145	$10,288

Basic and diluted earnings per share:
Basic	$0.16	$0.23
Diluted	$0.16	$0.23
Shares used in per share calculations:
Basic	44,018	43,966
Diluted	44,289	44,149
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of					Accumulated
	Class A	Class B	Class A	Class B		Other
	Common	Common	Common	Common	Retained	Comprehensive
	Shares	Shares	Shares	Shares	Earnings	Loss	Total

Balance, February 2, 2008	16,264	27,703	$288,365	$0	$145,115	$0	$433,480

Net income					10,288		10,288
Unrealized loss on available-for-sale securities, net of tax benefit of $82						(127)	(127)

Total comprehensive income							10,161

Stock units granted	2		36				36
Stock based compensation expense, before related tax effects			1,089				1,089

Balance, May 3, 2008	16,266	27,703	$289,490	$0	$155,403	$(127)	$444,766

Balance, January 31, 2009	16,316	27,703	$294,222	$0	$172,017	$(655)	$465,584

Net income					7,145		7,145
Unrealized loss on available-for-sale securities						(249)	(249)

Total comprehensive income							6,896

Stock units granted	1		17				17
Stock based compensation expense, before related tax effects			1,281				1,281

Balance, May 2, 2009	16,317	27,703	$295,520	$0	$179,162	$(904)	$473,778

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 2, 2009	May 3, 2008

Cash flows from operating activities:
Net income	$7,145	$10,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,129	7,498
Amortization of debt issuance costs	29	29
Stock based compensation expense	1,281	1,089
Deferred income taxes	(1,769)	(668)
Loss on disposal of long-lived assets	71	9
Impairment charges on long-lived assets	435	730
Other-than-temporary impairment charges on investments	395
Grants of stock units	17	36
Other	(468)	(2,855)
Change in working capital, assets and liabilities:
Accounts receivable, net	(2,102)	(1,574)
Inventories	(34,221)	(5,760)
Prepaid expenses and other assets	3,279	804
Accounts payable	24,466	(13,854)
Proceeds from construction and tenant allowances	3,072	4,253
Accrued expenses	2,025	10,152

Net cash provided by operating activities	$14,784	$10,177

Cash flows from investing activities:
Cash paid for property and equipment	(8,069)	(22,499)
Purchases of available-for-sale investments	(9,000)
Maturities and sales from available-for-sale investments	29,624	68,805

Net cash provided by investing activities	$12,555	$46,306

Net increase in cash and equivalents	27,339	56,483
Cash and equivalents, beginning of period	54,782	61,801

Cash and equivalents, end of period	$82,121	$118,284

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,213	$99
Noncash investing and operating activities —
Increase (decrease) in accounts payable and accrued expenses from asset purchases	$340	$(2,837)
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2009 (the “2008 Annual Report”).

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

Business Operations— DSW Inc. (“DSW”) and its wholly-owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”. At May 2, 2009, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 62.9% of DSW’s outstanding Common Shares, representing approximately 93.1% of the combined voting power of DSW’s outstanding Common Shares.

As of May 2, 2009, DSW operated a total of 303 stores located throughout the United States and dsw.com. DSW stores and dsw.com offer a wide selection of better-branded dress, casual and athletic footwear for men and women, as well as accessories. During the three months ended May 2, 2009, DSW opened five new DSW stores. DSW also operates leased departments for four retailers in its leased department segment. As of May 2, 2009, DSW supplied merchandise to 274 Stein Mart stores, 65 Gordmans stores, 25 Filene’s Basement stores and one Frugal Fannie’s store. During the three months ended May 2, 2009, DSW added one leased department and ceased operations in 13 leased departments. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement) and provides supervisory assistance in these locations. Stein Mart, Gordmans, Filene’s Basement and Frugal Fannie’s provide the sales associates. DSW pays a percentage of net sales as rent.

Allowance for Doubtful Accounts— The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of May 2, 2009 and January 31, 2009, the Company’s allowance for doubtful accounts was $1.3 million and $0.8 million, respectively. The increase in the allowance is primarily related to the collectability of a receivable from Filene’s Basement.

Inventories— Merchandise inventories are stated at net realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or mark-on, markups of initial prices established, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit. At May 2, 2009, the reserve to value inventory at lower of cost or market was $4.7 million. At January 31, 2009, the reserve was immaterial.

Tradenames and Other Intangible Assets, net— Tradenames and other intangible assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $9.5 million and $9.2 million at May 2, 2009 and January 31, 2009, respectively.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The asset value and accumulated amortization of intangible assets is as follows:

	May 2,	January 31,
	2009	2009
	(in thousands)
Not subject to amortization
Domain names	$21	$21

Subject to amortization
Tradenames:
Gross asset	$12,750	$12,750
Accumulated amortization	(9,350)	(9,138)

Subtotal	$3,400	$3,612

Favorable leases:
Gross asset	$140	$140
Accumulated amortization	(106)	(105)

Subtotal	$34	$35

Tradenames and other intangible assets, net	$3,455	$3,668

Amortization expense for the first quarter of fiscal 2009 was $0.2 million. Amortization associated with the net carrying amount of intangible assets at May 2, 2009 is estimated to be $0.7 million for the remainder of fiscal 2009, $0.9 million for each fiscal year from fiscal 2010 through fiscal 2012 and $0.2 million in fiscal 2013.

Customer Loyalty Program— The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which must be redeemed within six months. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of May 2, 2009 and January 31, 2009 was $7.7 million and $7.3 million, respectively.

Deferred Rent— Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease. The Company records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in the other non-current liabilities caption was $32.5 million and $31.9 million as of May 2, 2009 and January 31, 2009, respectively.

Construction and Tenant Allowances— The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over original terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in the caption other non-current liabilities and were $64.2 million and $63.7 million as of May 2, 2009 and January 31, 2009, respectively.

Accumulated Other Comprehensive Loss— Accumulated other comprehensive loss of $0.9 million and $0.7 million at May 2, 2009 and January 31, 2009, respectively, relates to the Company’s unrealized losses on available-for-sale securities. The Company believes that it is more likely than not that it would not be able to utilize any related deferred tax asset and recorded a full valuation allowance against the related deferred tax assets at May 2, 2009 and January 31, 2009. For the three months ended May 2, 2009 and May 3, 2008, total comprehensive income was $6.9 million and $10.2 million, respectively.

Sales and Revenue Recognition— Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, the Company estimates a time lag for shipments to record revenue when the customer receives the goods. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales.

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$0.2 million and $0.1 million as miscellaneous income from gift card breakage during the three months ended May 2, 2009 and May 3, 2008, respectively.

Cost of Sales— In addition to the cost of merchandise, the Company includes in the cost of sales expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation). Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities, maintenance and other operating costs that are passed to the Company from the landlord. Distribution costs include the transportation of merchandise to the distribution and fulfillment centers and from the distribution center to the Company’s stores. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to the Company by its landlords.

Operating Expenses— Operating expenses include expenses related to store management and store payroll costs, advertising, leased department operations, store depreciation and amortization, pre-opening advertising and other pre-opening costs (which are expensed as incurred) and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, customer service center expenses, allocable costs to and from Retail Ventures, payroll and benefits for associates and payroll taxes. Corporate level expenses are primarily attributable to operations at the corporate offices in Columbus, Ohio.

Income Taxes— Income taxes are accounted for using the asset and liability method as required by Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes (“FAS 109”). Under this method, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”), which delays the effective date of FASB Statement No. 157, Fair Value Measurements (“FAS 157”) for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. FAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The Company adopted FSP 157-2 effective February 1, 2009. Refer to Note 5 for additional information regarding the Company’s fair value measurements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which is effective for fiscal years beginning after December 15, 2008. FSP 142-3 removes the requirement under FASB Statement No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements. The Company was required to adopt FSP 142-3 on February 1, 2009. The adoption of FSP 142-3 did not have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force No. 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Company was required to adopt FSP EITF 03-6-1 on February 1, 2009. The adoption of FSP EITF 03-6-1 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which the Company will adopt for the quarter ended August 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company does not expect that the adoption of this statement will have a significant impact on its consolidated financial statements.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which the Company will adopt for the quarter ended August 1, 2009. FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. FSP 115-2 replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company does not expect that the adoption of this statement will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which the Company will adopt for the quarter ended August 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company does not expect that the adoption of this statement will have a significant impact on its consolidated financial statements.

2.	RELATED PARTY TRANSACTIONS

Schottenstein Stores Corporation (“SSC”)— The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC. Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or affiliated with SSC or intercompany transactions with SSC. Settlement of related party receivables and payables are in the form of cash. These transactions settle normally in 30 to 60 days. These related party balances at May 2, 2009 and January 31, 2009, were related party receivables of $0.1 million and $0.3 million, respectively, and related party payables of $0.6 million and $0.7 million, respectively.

RVI and Filene’s Basement— On April 21, 2009, Retail Ventures disposed of its Filene’s Basement subsidiary to FB II Acquisition Corp., a newly formed entity owned by the Buxbaum Group. As a result of this disposal, Filene’s Basement is no longer a related party and after this date balances are no longer related party balances. Accounts payable to RVI of $3.6 million and $3.4 million at May 2, 2009 and January 31, 2009, respectively, were related to usage of RVI’s net operating losses under the Tax Separation Agreement and shared services. At January 31, 2009, accounts receivable from Filene’s Basement of $1.8 million was included in the net related party payable.

Value City— On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As a part of this transaction, RVI agreed to provide certain transition services to Value City. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. DSW negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. DSW received $0.1 million in the first quarter of fiscal 2009 related to services provided post bankruptcy filing.

As of May 2, 2009, Value City owes DSW approximately $6.7 million for services rendered by DSW prior to Value City’s bankruptcy filing. Of these unpaid amounts, DSW reserved approximately $0.8 million and did not recognize a receivable related to the remaining services provided. DSW submitted a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed, however, there is no assurance that DSW can collect all or any of the amounts owed.

3.	STOCK BASED COMPENSATION

DSW has a 2005 Equity Incentive Plan (“the Plan”) that provides for the issuance of equity awards to purchase up to 7.6 million common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the Plan) and directors of DSW. On May 21, 2009, subsequent to quarter end, the Company’s shareholders approved an additional 3.0 million common shares for issuance under the Plan for a total of 7.6 million common shares. During the three months ended May 2, 2009 and May 3, 2008, the Company recorded stock based compensation expense of approximately $1.3 million and $1.1 million, respectively.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options

The following table summarizes the Company’s stock option activity (in thousands):

Three months ended
May 2, 2009
Outstanding, beginning of period	2,125
Granted	927
Exercised
Forfeited	(67)

Outstanding, end of period	2,985

Exercisable, end of period	754
The weighted-average grant date fair value of each option granted in the three months ended May 2, 2009 and May 3, 2008 was $5.06 and $5.86 per share, respectively. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	Three months ended
	May 2, 2009	May 3, 2008
Assumptions:
Risk-free interest rate	1.9%	2.7%
Expected volatility of DSW common stock	57.6%	48.1%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%
Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity (in thousands):

Three months ended
May 2, 2009
Outstanding, beginning of period	226
Granted	176
Vested
Forfeited	(7)

Outstanding, end of period	395

The total aggregate intrinsic value of nonvested restricted stock units at May 2, 2009 was $4.4 million. As of May 2, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $3.1 million with a weighted average expense recognition period remaining of 2.3 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units

DSW issues stock units to directors who are not employees of DSW or RVI. During the three months ended May 2, 2009 and May 3, 2008, DSW granted 1,503 and 2,347 director stock units, respectively, and expensed less than $0.1 million in each respective three month period for these grants. As of May 2, 2009, 84,704 director stock units had been issued and no director stock units had been settled.

4.	INVESTMENTS

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Short-term investments, net, at May 2, 2009 and January 31, 2009 includes tax exempt, tax advantaged and taxable bonds, variable rate demand notes, tax exempt commercial paper, certificates of deposit, an auction rate security and preferred shares. DSW also participates in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 91 days. The other types of short-term investments generally have interest reset dates of every 7 days. Despite the long-term nature of the stated contractual maturities of certain short-term investments, the Company has the ability to quickly liquidate these securities. As a result, the Company has classified these securities as available-for-sale.

One auction rate security will undergo auction in November 2009. In the first quarter of fiscal 2009, the Company recorded an additional temporary impairment of $0.2 million related to this security. The impairment recorded in the first quarter of fiscal 2009 is in addition to temporary impairments of $0.7 million recorded in fiscal 2008 related to this security. The Company believes the impairment is temporary as the security is a perpetual preferred security that possesses certain debt-like characteristics and the Company believes it has the ability to hold the security until it can recover in value.

In March 2009, DSW received preferred shares as distributions-in-kind on two of its auction rate securities. For the first quarter of fiscal 2009, DSW recorded other-than-temporary impairments of $0.4 million related to these preferred shares. The impairment recorded in the first quarter of fiscal 2009 is in addition to other-than-temporary impairments of $1.1 million recorded in fiscal 2008 related to these investments.

The following table discloses the major categories of the Company’s investments as of May 2, 2009 and January 31, 2009:

	Short-term investments, net		Long-term investments, net
	May 2,	January 31,	May 2,	January 31,
	2009	2009	2009	2009
	(in thousands)
Available-for-sale:
Tax exempt, tax advantaged and taxable bonds	$53,655	$65,829
Variable rate demand notes	13,280	16,580
Tax exempt commercial paper		2,000
Certificates of deposit	12,000	14,000
Auction rate securities	2,500	3,650		$2,400
Preferred shares	2,400
Other-than-temporary impairment	(1,529)			(1,134)
Unrealized losses included in accumulated other comprehensive loss	(904)	(655)

Total available-for-sale	$81,402	$101,404		$1,266

5.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued FAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For non-financial assets and liabilities measured at fair value on a nonrecurring basis, FAS 157 is effective for fiscal years beginning after November 15, 2008.

Although the adoption of this standard as of February 3, 2008 for financial assets and liabilities and as of February 1, 2009 for non-financial assets and liabilities measured on a nonrecurring basis had no impact on the Company’s financial position or results of operations, it resulted in additional disclosures regarding fair value measurements. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, FAS 157 establishes the following three level fair value hierarchy:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transactions with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive markets, or other observable inputs.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
•	Level 3 inputs are unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis as of May 2, 2009 consisted of the following:

	Balance at
	May 2, 2009	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$82,121	$82,121
Short-term investments, net	81,402	871	$78,935	$1,596

	$163,523	$82,992	$78,935	$1,596

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that settle in less than three days. The Company’s investments in preferred shares are valued using level 1 inputs of quoted prices in active markets. The Company’s investment in an auction rate security is recorded at fair value under FAS 157 using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. The Company’s other types of investments are valued using a market based approach using level 2 inputs such as prices of similar assets in active markets.

The activity related to level 3 fair value measurements for the three months ended May 2, 2009 is summarized below:

	Short-term	Long-term
	investments, net	investments, net
	(in thousands)
Carrying value as of January 31, 2009	$1,845	$1,266
Transfer out of level 3		(1,266)
Unrealized losses included in accumulated other comprehensive loss	(249)

Carrying value as of May 2, 2009	$1,596	$0

When the Company received distributions-in-kind on the underlying preferred shares of its two auction rate securities, the investments were transferred out of level 3 to level 1 as the preferred shares are valued using quoted prices in active markets.

Non-financial assets and liabilities measured at fair value on a nonrecurring basis as of May 2, 2009 consisted of the following:

	Balance at
	May 2, 2009	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Long-lived assets to be held and used	$417			$417

	$417			$417

Long-lived assets held and used with a carrying amount of $0.8 million were written down to their fair value of $0.4 million, resulting in an impairment charge of $0.4 million, which was included in earnings for the three months ended May 2, 2009.

The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company reviews are conducted at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. The impairment charges were recorded within the DSW reportable segment.

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

	Three months ended
	May 2, 2009	May 3, 2008
	(in thousands)
Weighted average shares outstanding	44,018	43,966
Assumed exercise of dilutive restricted stock units	271	183

Number of shares for computation of diluted earnings per share	44,289	44,149

Options to purchase 3.0 million and 1.5 million common shares were outstanding at May 2, 2009 and May 3, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, the effect would be anti-dilutive.

7.	LONG-TERM OBLIGATIONS

DSW $150 Million Credit Facility — The Company has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under this facility are secured by a lien on substantially all of its and its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. (“DSWSW”). In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents. At May 2, 2009 and January 31, 2009, the Company had no outstanding borrowings and had availability under the facility of $139.9 million and $132.3 million, respectively. The Company had outstanding letters of credit of $10.1 million and $17.7 million, respectively, at May 2, 2009 and January 31, 2009.

8.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was 40.3% and 38.5%, respectively, for the three months ended May 2, 2009 and May 3, 2008.

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

The Company is managed in three operating segments: DSW stores, dsw.com and leased departments. DSW stores and dsw.com have been aggregated and are presented as one reportable segment, the DSW segment, as permitted by FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information, based on their similar economic characteristics, products, production processes, target customers and distribution methods. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding at May 2, 2009 and January 31, 2009 is recorded in the DSW segment related to the DSW stores operating segment. The tables below present segment information for the Company’s two reportable segments:

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Leased
	DSW	departments	Total
	(in thousands)
Three months ended May 2, 2009:
Net sales	$344,128	$41,718	$385,846
Gross profit	96,824	8,157	104,981
Capital expenditures	8,403	6	8,409

As of May 2, 2009:
Total assets	$695,264	$62,319	$757,583

Three months ended May 3, 2008:
Net sales	$321,155	$45,109	$366,264
Gross profit	89,352	7,695	97,047
Capital expenditures	19,549	113	19,662

As of January 31, 2009:
Total assets	$659,876	$61,321	$721,197
10.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.
11.	SUBSEQUENT EVENTS

Filene’s Basement— On May 4, 2009, Filene’s Basement filed for bankruptcy protection. As a result of the filing, DSW has determined that the accounts receivable at May 2, 2009 of $1.0 million from Filene’s Basement were partially impaired. DSW did not reserve for an amount for shoe sales or transition services. Included in the results of operations of DSW for the three months ended May 2, 2009 is bad debt expense of $0.5 million related to the impairment of accounts receivable.

2005 Equity Incentive Plan (“the Plan”)— On May 21, 2009, the Company’s shareholders approved an additional 3.0 million common shares for issuance under the Plan for a total of 7.6 million common shares.

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
On April 21, 2009, Retail Ventures disposed of its Filene’s Basement subsidiary to FB II Acquisition Corp., a newly formed entity owned by the Buxbaum Group. On May 4, 2009, Filene’s Basement filed a petition for bankruptcy.
Company Overview
DSW is a leading U.S. branded footwear specialty retailer operating 303 shoe stores in 38 states as of May 2, 2009. We offer a wide selection of better-branded dress, casual and athletic footwear for women and men, as well as accessories. Our typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. Our stores average approximately 23,000 square feet and carry approximately 26,000 pairs of shoes. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate 365 leased shoe departments for four other retailers and sell shoes and accessories through dsw.com.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in our Form 10-K filed on April 1, 2009 and “Part II, Item 1A. Risk Factors” in this Form 10-Q some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our success in opening and operating new stores on a timely and profitable basis;

•	continuation of supply agreements and the financial condition of our leased business partners;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	the realization of our bankruptcy claims related to Filene’s Basement and Value City Department Stores (“Value City”);

•	impact of the disposition of Filene’s Basement by Retail Ventures on the allocation of expenses pursuant to the shared services agreement with RVI;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear;

•	the success of dsw.com;

•	liquidity and investment risks related to our investments;

•	RVI’s lease of an office facility;

•	our ability to secure additional credit upon the termination of our existing credit facility; and

•	liquidity risks at Retail Ventures and their impact on DSW.
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
Critical Accounting Policies
Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 31, 2009 contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2009 (the “2008 Annual Report”). We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. There have been no significant changes to our critical accounting policies since the 2008 Annual Report.
Results of Operations
Overview
In the first quarter of fiscal 2009, DSW continued to feel the impact of a difficult economic environment. Comparable store sales for the first quarter of fiscal 2009 decreased 4.7% compared to a decrease of 5.4% in the same period last year. Negative comparable store sales were primarily driven by a decrease in units per transaction, while traffic and conversion were relatively flat. Despite a decrease in our comparable store sales, total sales in the first quarter of fiscal 2009 increased 5.3% due to new DSW stores and dsw.com sales.
Even in these difficult economic times, we have continued to make investments in our business that are critical to our long-term growth, such as improved information technology infrastructure and new stores. Despite our current decline in earnings and our commitment to invest in the future growth of DSW, our balance sheet remains strong. As of May 2, 2009, our cash and short-term investments balance increased to $163.5 million and we have no long-term debt.
As of May 2, 2009, we operated 303 DSW stores in 38 states, dsw.com and leased shoe departments in 274 Stein Mart stores, 65 Gordmans stores, 25 Filene’s Basement stores and one Frugal Fannie’s store. We have two reportable segments, the DSW segment, which includes DSW stores and dsw.com, and the leased department segment.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of income:

	Three months ended
	May 2, 2009	May 3, 2008

Net sales	100.0%	100.0%
Cost of sales	(72.8)	(73.5)

Gross profit	27.2	26.5
Operating expenses	(24.1)	(22.1)

Operating profit	3.1	4.4
Interest income, net	0.1	0.2
Other-than-temporary impairment charge on investments	(0.1)

Earnings before income taxes	3.1	4.6
Income tax provision	(1.2)	(1.8)

Net income	1.9%	2.8%

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
Net Sales. We record net sales exclusive of sales tax and net of returns. For comparison purposes, we define stores and leased departments as comparable or non-comparable. A store’s or leased department’s sales are included in comparable sales if the store or leased department has been in operation at least 14 months at the beginning of the fiscal year. Stores and leased departments are excluded from the comparison in the quarter that they close. Stores that are remodeled or relocated are excluded from the comparison if there is a material change in the size of the store or the store is relocated more than one mile out of its area.
Cost of Sales. Our cost of sales includes the cost of merchandise, distribution and warehousing (including depreciation), store occupancy (excluding depreciation), permanent and point of sale reductions, markdowns and shrinkage.
Operating Expenses. Operating expenses include expenses related to store management and store payroll costs, advertising, leased department operations, store depreciation and amortization, pre-opening advertising and other pre-opening costs (which are expensed as incurred) and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, customer service center expenses, allocable costs to and from Retail Ventures, payroll and benefits for associates and payroll taxes. Corporate level expenses are primarily attributable to operations at our corporate offices in Columbus, Ohio.
THREE MONTHS ENDED MAY 2, 2009 COMPARED TO THREE MONTHS ENDED MAY 3, 2008
Net Sales. Sales for the three months ended May 2, 2009 increased by 5.3% from the three months ended May 3, 2008. The following table summarizes the increase in our net sales:

Three months ended
May 2, 2009
(in millions)
Net sales for the three months ended May 3, 2008	$366.3
Decrease in comparable store sales	(16.5)
Net increase from 2008 and 2009 new stores, dsw.com and closed store sales	36.0

Net sales for the three months ended May 2, 2009	$385.8

The following table summarizes our sales breakdown by reportable segment:

	Three months ended
	May 2, 2009	May 3, 2008

	(in millions)
DSW	$344.1	$321.2
Leased departments	41.7	45.1

Total DSW Inc.	$385.8	$366.3

The decrease in comparable store sales of 4.7% was primarily a result of the continued challenging economic environment in both segments evidenced by a decrease in units per transaction. DSW comparable store sales decreased in women’s by 4.7%, men’s by 10.2% and the athletic category by 4.0%. For accessories, DSW comparable store sales increased by 11.6% due to the performance of handbags.
Gross Profit. Gross profit increased 8.2% from the first quarter of fiscal 2008. Gross profit increased as a percentage of net sales from 26.5% in the first quarter of fiscal 2008 to 27.2% in the first quarter of fiscal 2009. By reportable segment and in total, gross profit as a percentage of net sales was:

	May 2, 2009	May 3, 2008

DSW	28.1%	27.8%
Leased departments	19.6%	17.1%
Total DSW Inc.	27.2%	26.5%
The merchandise margin, gross profit excluding distribution and store occupancy, for the DSW segment for the first quarter of fiscal 2009 increased as a percentage of net sales to 43.7% compared to merchandise margin of 42.7% for the first quarter of fiscal 2008. The increase in merchandise margin was primarily a result of a decrease in markdowns. The increase in merchandise margin was partially offset by increased store occupancy and distribution expenses as a percentage of net sales. The increase in distribution expense as a percentage of net sales to 1.7% from 1.4% was primarily a result of expenses related to our dsw.com fulfillment center. Store occupancy expense for the DSW segment as a percentage of net sales increased to 13.9% for the first quarter of fiscal 2009 from 13.5% for the first quarter of fiscal 2008 as a result of decreased average store sales.
The gross profit for leased departments increased as a percentage of net sales compared to the first quarter of fiscal 2008 due to decreased markdowns. The decrease in markdowns was a result of enhancements to the clearance markdown process and a result of aligning inventory to sales demand.
Operating Expenses. For the first quarter of fiscal 2009, operating expenses increased as a percentage of net sales to 24.1% from 22.1% in the first quarter of fiscal 2008. The increase in operating expenses as a percentage of net sales was driven by an increase in marketing and depreciation expenses. Marketing expenses as a percentage of net sales increased by 140 basis points due to increases in media and broadcast production spending. Depreciation expense increased due to significant capital investments in our store growth, dsw.com and infrastructure initiatives. As a percentage of net sales, pre-opening and store expenses were slightly favorable to last year.
Operating Profit. Operating profit decreased as a percentage of net sales to 3.1% in the first quarter of fiscal 2009 from 4.4% in the first quarter of fiscal 2008. This decrease was primarily the result of increases in operating expenses partially offset by an increase in gross profit.
Interest Income, Net. Interest income, net of interest expense, for the first quarter of fiscal 2009 was $0.3 million as compared to $0.7 million of net interest income for the first quarter of fiscal 2008. Interest income decreased as a result of lower interest rates in first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.
Other-than-temporary impairment charge on investments. Other-than-temporary charges on investments for the first quarter of fiscal 2009 were $0.4 million, which represents the impairments related to our investments in preferred shares. There were no other-than-temporary impairment charges for the first quarter of fiscal 2008.
Income Taxes. Our effective tax rate for the first quarter of fiscal 2009 was 40.3%, compared to 38.5% for the first quarter of fiscal 2008. The increase in the effective tax rate is a result of non-deductible executive compensation, valuation allowances related to our impairment charges on investments and a tax deficiency related to the write-off of stock based compensation related deferred tax assets.
Net Income. For the first quarter of fiscal 2009, net income decreased $3.1 million, or 30.6%, compared to the first quarter of fiscal 2008 and represented 1.9% and 2.8% of net sales, respectively. This decrease was primarily the result of an increase in operating expenses partially offset by an increase in gross profit.
Seasonality
Our business is subject to seasonal trends. The sales in our DSW stores have typically been higher in the first and third quarters, when our customers’ interest in new seasonal styles increases. Unlike many other retailers, we have not historically experienced a large increase in net sales during our fourth quarter associated with the winter holiday season.

Liquidity and Capital Resources
Our primary ongoing cash flow requirements are for seasonal and new store inventory purchases, capital expenditures in connection with our store expansion, improving our information systems, dsw.com, the remodeling of existing stores and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from DSW operations, together with our current levels of cash and equivalents and short-term investments as well as availability under our revolving credit facility, will be sufficient to maintain our ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
Although our plan of continued expansion could place increased demands on our financial, managerial, operational and administrative resources, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which may result in further reductions in comparable store sales in our existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.
Net Working Capital. Net working capital increased $14.6 million to $310.3 million as of May 2, 2009 from $295.7 million at January 31, 2009, primarily due to the increase in inventory partially offset by the corresponding increase in accounts payable. At May 2, 2009 and January 31, 2009, the current ratio was 2.7 and 2.9, respectively.
Operating Cash Flows. For the three months ended May 2, 2009, our net cash provided by operations was $14.8 million, compared to $10.2 million for the three months ended May 3, 2008. The increase in our net cash flow from operations for the three months ended May 2, 2009 was primarily a result of a lower decrease in working capital as compared to the three months ended May 3, 2008.
Investing Cash Flows. For the three months ended May 2, 2009, our net cash provided by investing activities was $12.6 million compared to $46.3 million for the three months ended May 3, 2008. The decrease in net cash provided by investing activities is a result of decreased sales and maturities of available-for-sale securities and decreased capital expenditures as a result of fewer store openings. During the three months ended May 2, 2009, we incurred $8.4 million in capital expenditures. Of this amount, we incurred $4.0 million related to stores, $2.1 million related to supply chain projects and warehouses and $2.3 million related to information technology equipment upgrades and new systems.
We expect to spend approximately $35 million for capital expenditures in fiscal 2009. Our future capital expenditures will depend heavily on the number of new stores we open, the number of existing stores we remodel, our information technology and infrastructure investments and the timing of these expenditures. We currently plan to open approximately 10 stores in fiscal 2009. During fiscal 2008, the average investment required to open a typical new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $1.0 million and pre-opening advertising and other pre-opening expenses typically accounted for $0.1 million.
$150 Million Secured Revolving Credit Facility. We have a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiaries are named as co-borrowers. Our facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under this credit facility are secured by a lien on substantially all of our and our subsidiary’s personal property and a pledge of our shares of DSW Shoe Warehouse. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At May 2, 2009 and January 31, 2009, $139.9 million and $132.3 million, respectively, were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding.
We are currently seeking a new secured revolving credit facility as our current credit facility will expire in July 2010. Based upon the current credit markets, the terms of the new credit facility may not be as favorable as our current terms.

Contractual Obligations
DSW had outstanding letters of credit that totaled $10.1 million as of May 2, 2009 and $17.7 million as of January 31, 2009. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and other factors, DSW does not expect to make any significant payments outside of terms set forth in these arrangements.
As of May 2, 2009, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to $0.2 million as of May 2, 2009. In addition, we have signed lease agreements for seven new store locations expected to be opened over the next 18 months, with annual rent of approximately $2.0 million. In connection with the new lease agreements, we will receive $2.7 million of construction and tenant allowance reimbursements for expenditures at these locations.
We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of May 2, 2009 or January 31, 2009.
Off-Balance Sheet Arrangements
As of May 2, 2009, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
Proposed Accounting Standards
The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 1 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards implemented.
In November 2008, the SEC released a proposed roadmap regarding the potential mandatory adoption of International Financial Reporting Standards (“IFRS”). Under the proposed roadmap, as an accelerated filer, we may be required to prepare financial statements in accordance with IFRS as early as 2015. In 2011, the SEC will decide on the mandatory adoption of IFRS. We are currently assessing the implications should we be required to adopt IFRS in the future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash and equivalents have maturities of 90 days or less. We also have investments in tax exempt, tax advantaged and taxable bonds, variable rate demand notes, tax exempt commercial paper, certificates of deposit, an auction rate security and preferred shares. We have $12.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 91 days. Our other types of short-term investments generally have interest reset dates of every 7 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher interest investments.
As of May 2, 2009, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to our results of operations or financial condition. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise the estimates as needed. Revisions in our estimates and potential liability could materially impact our results of operations and financial condition.
Item 1A. Risk Factors.
The following Risk factors supplement DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Filene’s Basement has filed for bankruptcy protection. Filene’s Basement owes us approximately $1.0 million as of May 2, 2009 and we may not be able to collect this amount. Further, we have signed an agreement to provide transition services for 90 days, after which time we may not be able to allocate Filene’s Basement a portion of our expenses, which will lead to increased expense to us.
On May 4, 2009, Filene’s Basement filed for bankruptcy protection. We have negotiated an agreement with Filene’s Basement to continue to provide services for 90 days for a fixed amount, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a monthly payment.
As of May 2, 2009, Filene’s Basement owes us approximately $1.0 million for shoe sales and services rendered by us prior to the filing of bankruptcy. We have reserved $0.5 million of the $1.0 million, but have not reserved an amount for shoe sales or transition services. We plan on submitting a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.
Further, after the end of the 90 day transition services period, we will no longer be able to allocate a portion of our expenses to Filene’s Basement, which will lead to increased expenses for us. The amount of this increased expense could be material and may have a negative impact on our results of operations and financial position.
Through the Amended and Restated Shared Services Agreement with RVI, we provided the cash related to capital expense for certain information technology assets for Filene’s Basement. We expected to recoup our expenditures by charging depreciation to Filene’s Basement based on the expected lives of the assets. We are exposed to the risk that Filene’s Basement may not be able to reimburse us for these expenditures which could adversely affect our financial performance. If Filene’s Basement was to liquidate or its purchaser does not buy these assets, we are exposed to an impairment risk related to these assets.
We have entered into Supply Agreements with Filene’s Basement. If Filene’s Basement were to terminate or fail to renew our supply agreements, reject our supply agreements in bankruptcy, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.
Our supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Filene’s Basement, our contractual termination date is January 2010. In addition, the agreements contain provisions that may trigger an earlier termination. In the event of the loss of Filene’s Basement leased departments, it is unlikely that we would be able to proportionately reduce expenses to the reduction of sales. In addition, if Filene’s Basement were to close a significant number of stores or liquidate, we could incur additional markdowns resulting in decreased gross profit for DSW. If Filene’s Basement were to terminate or fail to renew our supply agreements, reject our supply agreements in bankruptcy, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.
RVI has a long-term lease and DSW has agreed to pay two-thirds of the expense related to the lease.
RVI is a party to a lease for an office facility in Columbus, Ohio (the “Premises”) as of September 2003. In April 2005, RVI sublet the Premises to a third-party at a rent that was lower than the rent charged to RVI under the lease. However, RVI remains liable under the lease. DSW, through the master separation agreement entered into with RVI at the time of DSW’s IPO, agreed to pay two-thirds of any net expense and receive two-thirds of any net profit from the lease. In fiscal 2009, DSW expects to pay $0.5 million related to this agreement. In the event the third-party subtenant defaults under the sublease or vacates the premises, the amount of this increased expense could be material and may have a negative impact on our results of operations and financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities. Not applicable.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers.
DSW made no purchases of its Common Shares during the three months ended May 2, 2009.
We do not anticipate paying cash dividends on our Common Shares in the foreseeable future. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us or our subsidiaries, other than dividends paid in our stock or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by us up to the aggregate amount of $5.0 million, less the amount of any loan advances made to Retail Ventures by us or our subsidiaries.
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information. None.
Item 6. Exhibits. See Index to Exhibits on page 24.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)
Date: June 4, 2009	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.23	DSW Inc. 2005 Equity Incentive Plan. #

10.23.1	Form of Restricted Stock Units Award Agreement for Employees. #

10.23.2	Form of Stock Units for automatic grants to non-employee directors and for conversion of non-employee directors’ cash retainer. #

10.23.6	Form of Nonqualified Stock Option Award Agreement for Employees. #

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

#	Management contract or compensatory plan or arrangement.