Form 10-Q
period 2009-08-01
DSW Inc.
filed 2009-09-03
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Class A Common Shares, without par value, as of August 28, 2009 was 16,430,700 and Class B Common Shares, without par value, as of August 28, 2009 was 27,702,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	August 1,	January 31,
	2009	2009
ASSETS
Cash and equivalents	$39,279	$54,782
Short-term investments, net	139,687	101,404
Accounts receivable, net	5,706	6,851
Accounts receivable from related parties, net	187	336
Inventories	264,295	244,008
Prepaid expenses and other current assets	21,404	24,790
Deferred income taxes	26,095	21,876

Total current assets	496,653	454,047

Property and equipment, net	220,573	233,366
Goodwill	25,899	25,899
Tradenames and other intangibles, net	3,241	3,668
Deferred income taxes and other assets	2,150	4,217

Total assets	$748,516	$721,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$99,903	$92,912
Accounts payable to related parties	2,250	2,299
Accrued expenses:
Compensation	8,448	9,971
Taxes	17,545	10,228
Gift cards and merchandise credits	13,976	15,491
Other	25,763	27,425

Total current liabilities	167,885	158,326

Deferred income taxes and other non-current liabilities	97,099	97,287

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,415,100 and 16,315,746 issued and outstanding, respectively	297,532	294,222
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	186,729	172,017
Accumulated other comprehensive loss	(729)	(655)

Total shareholders’ equity	483,532	465,584

Total liabilities and shareholders’ equity	$748,516	$721,197

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	$369,490	$357,175	$755,336	$723,439
Cost of sales	(271,702)	(256,081)	(552,567)	(525,298)

Gross profit	97,788	101,094	202,769	198,141
Operating expenses	(86,427)	(83,415)	(179,305)	(164,456)

Operating profit	11,361	17,679	23,464	33,685

Interest expense	(188)	(304)	(371)	(578)
Interest income	766	724	1,203	1,721

Interest income, net	578	420	832	1,143
Non-operating income, net	528		133

Earnings before income taxes	12,467	18,099	24,429	34,828
Income tax provision	(4,900)	(7,142)	(9,717)	(13,583)

Net income	$7,567	$10,957	$14,712	$21,245

Basic and diluted earnings per share	$0.17	$0.25	$0.33	$0.48

Shares used in per share calculations:
Basic	44,074	43,999	44,046	43,983
Diluted	44,420	44,242	44,355	44,195
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of					Accumulated
	Class A	Class B	Class A	Class B		Other
	Common	Common	Common	Common	Retained	Comprehensive
	Shares	Shares	Shares	Shares	Earnings	Loss	Total
Balance, February 2, 2008	16,264	27,703	$288,365	$0	$145,115	$0	$433,480

Net income					21,245		21,245
Unrealized loss on available-for-sale securities, net of tax benefit of $115						(175)	(175)

Total comprehensive income							21,070

Stock units granted	41		557				557
Tax shortfall related to restricted stock unit exercises			(23)				(23)
Exercise of restricted stock units, net of settlement of taxes	2		(13)				(13)
Stock based compensation expense, before related tax effects			2,012				2,012

Balance, August 2, 2008	16,307	27,703	$290,898	$0	$166,360	$(175)	$457,083

Balance, January 31, 2009	16,316	27,703	$294,222	$0	$172,017	$(655)	$465,584

Net income					14,712		14,712
Unrealized loss on available-for-sale securities						(74)	(74)

Total comprehensive income							14,638

Stock units granted	45		570				570
Exercise of restricted stock units, net of settlement of taxes	54		(177)				(177)
Stock based compensation expense, before related tax effects			2,917				2,917

Balance, August 1, 2009	16,415	27,703	$297,532	$0	$186,729	$(729)	$483,532

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	August 1,	August 2,
	2009	2008
Cash flows from operating activities:
Net income	$14,712	$21,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,724	15,711
Amortization of debt issuance costs	59	59
Stock based compensation expense	2,917	2,012
Deferred income taxes	(3,437)	2,141
Loss on disposal of long-lived assets	156	125
Impairment charges on long-lived assets	1,645	730
Non-operating income	(133)
Grants of stock units	570	557
Other	(2,031)	(6,516)
Change in working capital, assets and liabilities:
Accounts receivable, net	(1,770)	2,462
Inventories	(20,287)	(24,832)
Prepaid expenses and other current assets	3,386	(1,993)
Accounts payable	8,600	13,162
Proceeds from construction and tenant allowances	4,867	10,416
Accrued expenses	4,450	2,239

Net cash provided by operating activities	$36,428	$37,518

Cash flows from investing activities:
Cash paid for property and equipment	(14,973)	(42,611)
Purchases of available-for-sale investments	(109,313)	(107,639)
Purchases of held-to-maturity investments	(5,175)	(2,000)
Maturities and sales from available-for-sale investments	77,530	110,618

Net cash used in investing activities	$(51,931)	$(41,632)

Net decrease in cash and equivalents	(15,503)	(4,114)
Cash and equivalents, beginning of period	54,782	61,801

Cash and equivalents, end of period	$39,279	$57,687

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$7,318	$12,869
Noncash investing and operating activities —
Increase (decrease) in accounts payable and accrued expenses from asset purchases	$(1,840)	$1,312
(Decrease) in accounts payable related to recovery from parent of impairment related to certain shared service assets	$(1,818)
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2009 (the “2008 Annual Report”).

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

Business Operations — DSW Inc. (“DSW”) and its wholly-owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”. As of August 1, 2009, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 62.8% of DSW’s outstanding Common Shares, representing approximately 93.1% of the combined voting power of DSW’s outstanding Common Shares.

As of August 1, 2009, DSW operated 306 stores located throughout the United States and dsw.com. DSW stores and dsw.com offer a wide selection of better-branded dress, casual and athletic footwear for men and women, as well as accessories. During the six months ended August 1, 2009, DSW opened eight new DSW stores. DSW also operates leased departments for four retailers in its leased department segment. As of August 1, 2009, DSW operated leased departments in 269 Stein Mart stores, 65 Gordmans stores, 23 Filene’s Basement stores and one Frugal Fannie’s store. During the six months ended August 1, 2009, DSW added one leased department and ceased operations in 20 leased departments. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement) and provides management oversight in these locations. Stein Mart, Gordmans, Filene’s Basement and Frugal Fannie’s provide the sales associates. DSW pays a percentage of net sales as rent.

Allowance for Doubtful Accounts — The Company monitors its exposure for losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of August 1, 2009 and January 31, 2009, the Company’s allowance for doubtful accounts was $1.5 million and $0.8 million, respectively. The increase in the allowance is primarily related to the collectability of a receivable from liquidating Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the entity remaining after the asset purchase by a subsidiary of Syms Corp (“Syms”). All other references to “Filene’s Basement” refer to the stores operated by Syms.

Inventories — Merchandise inventories are stated at net realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit.

Tradenames and Other Intangible Assets, net — Tradenames and other intangible assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $9.7 million and $9.2 million as of August 1, 2009 and January 31, 2009, respectively.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The asset value and accumulated amortization of intangible assets is as follows:

	August 1,	January 31,
	2009	2009
	(in thousands)
Not subject to amortization
Domain names	$21	$21

Subject to amortization
Tradenames:
Gross asset	$12,750	$12,750
Accumulated amortization	(9,563)	(9,138)

Subtotal	$3,187	$3,612

Favorable leases:
Gross asset	$140	$140
Accumulated amortization	(107)	(105)

Subtotal	$33	$35

Tradenames and other intangible assets, net	$3,241	$3,668

Amortization expense for each of the three and six months ended August 1, 2009 and August 2, 2008 was $0.2 million and $0.4 million, respectively. Amortization associated with the net carrying amount of intangible assets as of August 1, 2009 is estimated to be $0.5 million for the remainder of fiscal 2009, $0.9 million for each fiscal year from fiscal 2010 through fiscal 2012 and $0.2 million in fiscal 2013.

Customer Loyalty Program — The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which must be redeemed within six months. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of August 1, 2009 and January 31, 2009 was $7.8 million and $7.3 million, respectively.

Deferred Rent — Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease. The Company records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in the other non-current liabilities caption was $32.6 million and $31.9 million as of August 1, 2009 and January 31, 2009, respectively.

Construction and Tenant Allowances — The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over original terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in the caption other non-current liabilities and were $62.3 million and $63.7 million as of August 1, 2009 and January 31, 2009, respectively.

Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss of $0.7 million as of both August 1, 2009 and January 31, 2009 relates to the Company’s unrealized losses on available-for-sale securities. The Company believes that it is more likely than not that it would not be able to utilize the related deferred tax assets and recorded a valuation allowance against the related deferred tax assets at August 1, 2009 and January 31, 2009. For the six months ended August 1, 2009 and August 2, 2008, total comprehensive income was $14.6 million and $21.1 million, respectively.

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

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as miscellaneous income from gift card breakage during each of the three months ended August 1, 2009 and August 2, 2008, and DSW recognized $0.4 million and $0.3 million as miscellaneous income from gift card breakage during the six months ended August 1, 2009 and August 2, 2008, respectively.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cost of Sales — In addition to the cost of merchandise, the Company includes in the cost of sales expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation but including impairments). Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities, maintenance and other operating costs that are passed to the Company from the landlord. Distribution costs include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to the Company’s stores and from the fulfillment center to the customer. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to the Company by its landlords.

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

Non-operating Income — Non-operating income includes the realized gain on disposition of investments and other-than-temporary impairments related to investments.

Income Taxes — Income taxes are accounted for using the asset and liability method as required by the Financial Accounting Standards Board (“FASB”). Under this method, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Subsequent Events — The Company has evaluated subsequent events through September 3, 2009, the date the Company’s financial statements were issued.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which is effective for fiscal years beginning after December 15, 2008. FSP 142-3 removes the requirement under FASB Statement No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements. The Company was required to adopt FSP 142-3 on February 1, 2009. The adoption of FSP 142-3 did not have an impact on the Company’s consolidated financial statements.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which the Company adopted for the quarter ended August 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The adoption of FSP 157-4 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which the Company adopted for the quarter ended August 1, 2009. FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. FSP 115-2 replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of FSP 115-2 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which the Company adopted for the quarter ended August 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The adoption of FSP 107-1 did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“FAS 165”). FAS 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This statement should not result in significant changes in the subsequent events the entity reports, either through recognition or disclosure, in its financial statements. FAS 165 is effective for interim periods or fiscal years ending after June 15, 2009. The adoption of FAS 165 did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued the FASB Statement No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). The Codification will be the sole source of authoritative U.S. accounting and reporting standards recognized by the FASB. Rules and interpretive releases of the SEC are also sources of authoritative GAAP. FAS 168 is effective for financial statements issued for periods ending after September 15, 2009. The adoption of FAS 168 will not have an impact on the Company’s financial position or results of operations. Upon adoption of FAS 168, references within financial statement disclosures will be modified to reference the Codification.

2. RELATED PARTY TRANSACTIONS

Schottenstein Stores Corporation (“SSC”) — The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC. Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or affiliated with SSC or intercompany transactions with SSC. Related party receivables and payables normally settle in the form of cash in 30 to 60 days. These related party balances as of August 1, 2009 and January 31, 2009, were related party receivables of $0.2 million and $0.3 million, respectively, and related party payables of $0.5 million and $0.7 million, respectively.

RVI and Filene’s Basement — On April 21, 2009, Retail Ventures disposed of its Filene’s Basement subsidiary to FB II Acquisition Corp., a newly formed entity owned by the Buxbaum Group. As a result of this disposal, liquidating Filene’s Basement is no longer a related party and after this date balances are no longer related party balances. Accounts receivable from liquidating Filene’s Basement of $1.8 million was included in the net related party payable as of January 31, 2009.

Accounts payable to RVI of $1.7 million and $3.4 million as of August 1, 2009 and January 31, 2009, respectively, were related to usage of RVI’s net operating losses under the Tax Separation Agreement and shared services. In the second quarter of 2009, DSW recovered $1.8 million related to impairment of certain shared service assets from RVI as allowed under the Amended and Restated Shared Service Agreement, which resulted in a reduction of the accounts payable to RVI.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Value City — On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. DSW negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. DSW received $0.2 million and $0.3 million, respectively, for the three and six months ended August 1, 2009 related to services provided post bankruptcy filing. DSW submitted a proof of claim in the bankruptcy proceeding seeking payment in full of $6.7 million for all amounts owed, however, there is no assurance that DSW can collect all or any of the amounts owed. Of the bankruptcy claim, DSW did not recognize a receivable related to the majority of the services provided and of the receivable recognized, DSW fully reserved an amount of $0.8 million.

3. STOCK BASED COMPENSATION

DSW has a 2005 Equity Incentive Plan (“the Plan”) that provides for the issuance of equity awards to purchase up to 7.6 million common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the Plan) and directors of DSW. During the three months ended August 1, 2009 and August 2, 2008, the Company recorded stock based compensation expense of approximately $1.6 million and $0.9 million, respectively, and during the six months ended August 1, 2009 and August 2, 2008, the Company recorded stock based compensation expense of approximately $2.9 million and $2.0 million.

Stock Options — The following table summarizes the Company’s stock option activity (in thousands):

Six months ended
August 1, 2009
Outstanding, beginning of period	2,125
Granted	934
Exercised
Forfeited	(304)

Outstanding, end of period	2,755

Exercisable, end of period	1,860

The weighted-average grant date fair value of each option granted in the three months ended August 1, 2009 and August 2, 2008 was $6.42 and $6.10 per share, respectively, and was $5.07 and $5.88, respectively, per share for the six months ended August 1, 2009 and August 2, 2008. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	Six months ended
	August 1, 2009	August 2, 2008
Assumptions:
Risk-free interest rate	1.9%	2.7%
Expected volatility of DSW common stock	57.6%	48.1%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%
Restricted Stock Units — The following table summarizes the Company’s restricted stock unit activity (in thousands):

Six months ended
August 1, 2009
Outstanding, beginning of period	226
Granted	177
Vested	(73)
Forfeited	(58)

Outstanding, end of period	272

The total aggregate intrinsic value of nonvested restricted stock units as of August 1, 2009 was $3.7 million. As of August 1, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.7 million with a weighted average expense recognition period remaining of 2.0 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units — DSW issues stock units to directors who are not employees of DSW or RVI. During the six months ended August 1, 2009 and August 2, 2008, DSW granted 45,130 and 41,229 director stock units, respectively, and expensed $0.6 million in each respective six month period for these grants. As of August 1, 2009, 128,331 director stock units had been issued and no director stock units had been settled.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. INVESTMENTS

The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. As of August 1, 2009, the Company had held-to-maturity investments of $5.2 million in tax exempt term notes that will mature in the third quarter of fiscal 2009. All other investments are classified as available-for-sale and stated at current market value.

Short-term investments classified as available-for-sale as of August 1, 2009 and January 31, 2009 include tax exempt, tax advantaged and taxable bonds, variable rate demand notes, tax exempt commercial paper, certificates of deposit and an auction rate security. The Company also participates in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 91 days. The other types of short-term investments generally have interest reset dates of every 3 to 7 days. Despite the long-term nature of the stated contractual maturities of certain short-term investments, the Company has the ability to quickly liquidate these securities. As a result, the Company has classified these securities as available-for-sale.

For the six months ended August 1, 2009, the Company recorded a net temporary impairment of less than $0.1 million related to its auction rate security. In the second quarter of fiscal 2009, the Company recorded an unrealized gain of $0.2 million related to this security. The net impairment recorded during the six months ended August 1, 2009 is in addition to temporary impairments of $0.7 million recorded in fiscal 2008 related to this security. The Company believes the impairment is temporary as the security is a perpetual preferred security that possesses certain debt-like characteristics and the Company believes it has the ability to hold the security until it can recover its value.

In the first quarter of fiscal 2009, the Company received preferred shares as distributions-in-kind on two of its auction rate securities. DSW sold these preferred shares during the second quarter of fiscal 2009 for a realized gain of $0.5 million, excluding the other-than-temporary impairments recorded in fiscal 2008 and the first quarter of fiscal 2009.

The following table discloses the major categories of the Company’s investments as of August 1, 2009 and January 31, 2009:

	Short-term investments, net		Long-term investments, net
	August 1,	January 31,	August 1,	January 31,
	2009	2009	2009	2009
	(in thousands)
Available-for-sale:
Tax exempt, tax advantaged and taxable bonds	$106,186	$65,829
Variable rate demand notes	13,555	16,580
Tax exempt commercial paper		2,000
Certificates of deposit	13,000	14,000
Auction rate securities	2,500	3,650		$2,400
Other-than-temporary impairment				(1,134)
Unrealized losses included in accumulated other comprehensive loss	(729)	(655)

Total available-for-sale	$134,512	$101,404		$1,266

Held-to-maturity:
Tax exempt term notes	$5,175

Total investments	$139,687	$101,404		$1,266

5. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, DSW classifies its fair value measurements under the following fair value hierarchy:

•
Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transactions with enough volume to provide ongoing pricing information.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
•
Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive markets, or other observable inputs.

•	Level 3 inputs are unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis as of August 1, 2009 consisted of the following:

	Balance as of
	August 1,
	2009	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$39,279	$39,279
Short-term investments, net	139,687		$137,916	$1,771

	$178,966	$39,279	$137,916	$1,771

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that settle in fewer than three days. The Company’s investment in an auction rate security is recorded at fair value using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. The Company’s other types of investments are valued using a market based approach using level 2 inputs such as prices of similar assets in active markets.

The activity related to level 3 fair value measurements for the six months ended August 1, 2009 is summarized below:

	Short-term	Long-term
	investments, net	investments, net
	(in thousands)
Carrying value as of January 31, 2009	$1,845	$1,266
Transfer out of level 3		(1,266)
Unrealized losses included in accumulated other comprehensive loss	(74)

Carrying value as of August 1, 2009	$1,771	$0

Non-financial assets and liabilities measured at fair value on a nonrecurring basis as of August 1, 2009 consisted of the following:

	Balance as of
	August 1,
	2009	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Long-lived assets to be held and used	$398			$398

	$398			$398

Long-lived assets to be held and used with a carrying amount of $2.0 million were written down to their fair value of $0.4 million, resulting in an impairment charge of $1.6 million, which was included in earnings for the six months ended August 1, 2009. The impairment charge does not include any impairment related to the shared service assets as RVI reimbursed DSW for the impairment in full.

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

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(in thousands)
Weighted average shares outstanding	44,074	43,999	44,046	43,983
Assumed exercise of dilutive restricted stock units	346	243	309	212

Number of shares for computation of diluted earnings per share	44,420	44,242	44,355	44,195

Options to purchase 2.7 million and 1.6 million common shares were outstanding as of August 1, 2009 and August 2, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, the effect would be anti-dilutive.

7. DSW $150 MILLION CREDIT FACILITY

DSW $150 Million Credit Facility — The Company has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under this facility are secured by a lien on substantially all of its and its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. (“DSWSW”). In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents. The Company intends to refinance the credit facility on a long-term basis. As of August 1, 2009 and January 31, 2009, the Company had no outstanding borrowings and had availability under the facility of $129.8 million and $132.3 million, respectively. The Company had outstanding letters of credit of $20.2 million and $17.7 million, respectively, as of August 1, 2009 and January 31, 2009.

8. INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was 39.3% and 39.5%, respectively, for the three months ended August 1, 2009 and August 2, 2008 and 39.8% and 39.0%, respectively, for the six months ended August 1, 2009 and August 2, 2008.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. SEGMENT REPORTING

The Company is managed in three operating segments: DSW stores, dsw.com and leased departments. DSW stores and dsw.com have been aggregated and are presented as one reportable segment, the DSW segment, based on their similar economic characteristics, products, production processes, target customers and distribution methods. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of August 1, 2009 and January 31, 2009 is recorded in the DSW segment related to the DSW stores operating segment. The tables below present segment information for the Company’s two reportable segments:

		Leased
	DSW	departments	Total
	(in thousands)
Three months ended August 1, 2009:
Net sales	$335,200	$34,290	$369,490
Gross profit	92,074	5,714	97,788
Capital expenditures	4,695	36	4,731

Three months ended August 2, 2008:
Net sales	$315,620	$41,555	$357,175
Gross profit	94,334	6,760	101,094
Capital expenditures	24,120	144	24,264

Six months ended August 1, 2009:
Net sales	$679,328	$76,008	$755,336
Gross profit	188,898	13,871	202,769
Capital expenditures	13,098	42	13,140

Six months ended August 2, 2008:
Net sales	$636,775	$86,664	$723,439
Gross profit	183,686	14,455	198,141
Capital expenditures	43,669	257	43,926

As of August 1, 2009:
Total assets	$681,484	$67,032	$748,516

As of January 31, 2009:
Total assets	$659,876	$61,321	$721,197
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
On April 21, 2009, Retail Ventures disposed of its Filene’s Basement subsidiary to FB II Acquisition Corp., a newly formed entity owned by the Buxbaum Group. On May 4, 2009, Filene’s Basement filed a petition for bankruptcy. On June 18, 2009, SYL LLC, a subsidiary of Syms Corp, purchased certain assets of Filene’s Basement.
Company Overview
DSW is a leading U.S. branded footwear specialty retailer operating 306 shoe stores in 39 states as of August 1, 2009. We offer a wide selection of better-branded dress, casual and athletic footwear for women and men, as well as accessories. Our typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. Our stores average approximately 22,000 square feet and carry approximately 23,000 pairs of shoes. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate 358 leased shoe departments for four other retailers and sell shoes and accessories through dsw.com.
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
•	our success in opening and operating new stores on a timely and profitable basis;
•	continuation of supply agreements and the financial condition of our leased business partners;
•	maintaining good relationships with our vendors;
•	our ability to anticipate and respond to fashion trends;
•	fluctuation of our comparable store sales and quarterly financial performance;
•	disruption of our distribution operations;
•	the realization of our bankruptcy claims related to liquidating Filene’s Basement and Value City Department Stores;
•	impact of the disposition of Filene’s Basement by Retail Ventures on the allocation of expenses pursuant to the shared services agreement with RVI;
•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;
•	declining general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;
•	the success of dsw.com;
•	liquidity and investment risks related to our investments;
•	RVI’s lease of an office facility;
•	our ability to secure additional credit upon the termination of our existing credit facility; and
•	liquidity risks at Retail Ventures and their impact on DSW.
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
Results of Operations
Overview
Comparable store sales for the first six months of fiscal 2009 decreased 3.8% compared to a decrease of 6.2% in the same period last year as the result of a difficult economic environment. Negative comparable store sales were primarily driven by a decrease in traffic and units per transaction. Despite a decrease in our comparable store sales, total sales in the first six months of fiscal 2009 increased 4.4% due to new DSW stores and dsw.com sales.
Even in these difficult economic times, we have continued to make investments in our business that are critical to our long-term growth, such as improved information technology systems and new stores. Despite our current decline in earnings and our commitment to invest in the future growth of DSW, our balance sheet remains strong. As of August 1, 2009, our cash and short-term investments balance increased to $179.0 million and we have no long-term debt.
As of August 1, 2009, we operated 306 DSW stores in 39 states, dsw.com and leased shoe departments in 269 Stein Mart stores, 65 Gordmans stores, 23 Filene’s Basement stores and one Frugal Fannie’s store. We have two reportable segments, the DSW segment, which includes DSW stores and dsw.com, and the leased department segment.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of income:

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(73.5)	(71.7)	(73.2)	(72.6)

Gross profit	26.5	28.3	26.8	27.4
Operating expenses	(23.4)	(23.4)	(23.7)	(22.7)

Operating profit	3.1	4.9	3.1	4.7
Interest income, net	0.2	0.2	0.1	0.1
Non-operating income	0.1		0.0

Earnings before income taxes	3.4	5.1	3.2	4.8
Income tax provision	(1.3)	(2.0)	(1.3)	(1.9)

Net income	2.1%	3.1%	1.9%	2.9%

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
Cost of Sales. Our cost of sales includes the cost of merchandise, distribution and warehousing (including depreciation), store occupancy (excluding depreciation but including impairments), permanent and point of sale reductions, markdowns and shrinkage.
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
THREE MONTHS ENDED AUGUST 1, 2009 COMPARED TO THREE MONTHS ENDED AUGUST 2, 2008
Net Sales. Sales for the three months ended August 1, 2009 increased by 3.4% from the three months ended August 2, 2008. The following table summarizes the increase in our net sales:

Three months ended
August 1, 2009
(in millions)
Net sales for the three months ended August 2, 2008	$357.2
Decrease in comparable store sales	(9.8)
Net increase from 2008 and 2009 new stores, dsw.com and closed store sales	22.1

Net sales for the three months ended August 1, 2009	$369.5

The following table summarizes our sales breakdown by reportable segment:

	Three months ended
	August 1, 2009	August 2, 2008
	(in millions)
DSW	$335.2	$315.6
Leased departments	34.3	41.6

Total DSW Inc.	$369.5	$357.2

The following table summarizes our comparable store sales by reportable segment and in total:

Three months ended
August 1, 2009
DSW	(2.1%)
Leased departments	(9.9%)
Total DSW Inc.	(2.9%)
The decrease in comparable store sales was primarily a result of the continued challenging economic environment. In our DSW segment, this was evidenced by a decrease in traffic and units per transaction. DSW comparable sales decreased in women’s by 2.4%, men’s by 10.0% and the athletic category by 1.8%. For accessories, DSW comparable sales increased by 12.2% primarily due to our handbag initiative.
Gross Profit. Gross profit decreased 3.3% from the second quarter of fiscal 2008. Gross profit decreased as a percentage of net sales from 28.3% in the second quarter of fiscal 2008 to 26.5% in the second quarter of fiscal 2009. By reportable segment and in total, gross profit as a percentage of net sales was:

	August 1, 2009	August 2, 2008
DSW	27.5%	29.9%
Leased departments	16.7%	16.3%
Total DSW Inc.	26.5%	28.3%
The decrease in gross profit was a result of the decrease in merchandise margin and an increase in store occupancy expenses as a percentage of net sales. The merchandise margin, gross profit excluding warehousing and store occupancy, for the DSW segment for the second quarter of fiscal 2009 decreased as a percentage of net sales to 43.4% compared to merchandise margin of 45.1% for the second quarter of fiscal 2008. The decrease in merchandise margin was primarily a result of a shift in clearance markdown activity related to mid-season promotional sales. Store occupancy expense for the DSW segment as a percentage of net sales increased to 14.4% for the second quarter of fiscal 2009 from 13.7% for the second quarter of fiscal 2008 as a result of decreased average store sales.
The gross profit for leased departments increased as a percentage of net sales compared to the second quarter of fiscal 2008 due to decreased markdowns. The decrease in markdowns was a result of enhancements to the clearance markdown process and aligning our inventory position to sales demand.
Operating Expenses. Operating expenses as a percentage of net sales were 23.4% for each respective quarter. Store and home office expenses decreased as a percentage of net sales and were offset by increases in marketing and depreciation as a percentage of net sales. Marketing expenses as a percentage of net sales increased by 80 basis points due to increases in media spending and expenses related to our DSW Rewards program. Depreciation expense increased 80 basis points due to significant capital investments in our store growth, dsw.com and system initiatives over the previous two years.
Operating Profit. Operating profit decreased as a percentage of net sales to 3.1% in the second quarter of fiscal 2009 from 4.9% in the second quarter of fiscal 2008. As a percentage of sales, this decrease was primarily the result of the decrease in gross profit.
Interest Income, Net. Interest income, net of interest expense, for the second quarter of fiscal 2009 was 0.2% as a percentage of sales for each respective quarter. While cash and short term investments increased compared to the second quarter of fiscal 2008, the increase was offset by a decrease in interest rates.
Non-operating income. Non-operating income for the second quarter of fiscal 2009 represents the realized gain related to the sale of our investments in preferred shares. There was no non-operating income for the second quarter of fiscal 2008.
Income Taxes. Our effective tax rate for the second quarter of fiscal 2009 was 39.3%, compared to 39.5% for the second quarter of fiscal 2008.

Net Income. For the second quarter of fiscal 2009, net income decreased 30.9%, compared to the second quarter of fiscal 2008 and represented 2.1% and 3.1% of net sales, respectively. As a percentage of sales, this decrease was primarily the result of the decrease in gross profit.
SIX MONTHS ENDED AUGUST 1, 2009 COMPARED TO SIX MONTHS ENDED AUGUST 2, 2008
Net Sales. Sales for the six months ended August 1, 2009 increased by 4.4% from the six months ended August 2, 2008. The following table summarizes the increase in our net sales:

Six months ended
August 1, 2009
(in millions)
Net sales for the three months ended August 2, 2008	$723.4
Decrease in comparable store sales	(26.3)
Net increase from 2008 and 2009 new stores, dsw.com and closed store sales	58.2

Net sales for the three months ended August 1, 2009	$755.3

The following table summarizes our sales breakdown by reportable segment:

	Six months ended
	August 1, 2009	August 2, 2008
	(in millions)
DSW	$679.3	$636.8
Leased departments	76.0	86.6

Total DSW Inc.	$755.3	$723.4

The following table summarizes our comparable store sales by reportable segment and in total:

Six months ended
August 1, 2009
DSW	(3.4%)
Leased departments	(7.2%)
Total DSW Inc.	(3.8%)
The decrease in comparable store sales was primarily a result of the continued challenging economic environment. In the DSW segment, this was evidenced by a decrease in traffic and units per transaction. DSW comparable sales decreased in women’s by 3.7%, men’s by 11.4% and the athletic category by 1.6%. In accessories, DSW comparable sales increased by 12.1% primarily due to our handbag initiative.
Gross Profit. Gross profit increased 2.3% from the six months ended August 2, 2008. Gross profit decreased as a percentage of net sales from 27.4% for the six months ended August 2, 2008 to 26.8% for the six months ended August 1, 2009. By reportable segment and in total, gross profit as a percentage of net sales was:

	August 1, 2009	August 2, 2008
DSW	27.8%	28.8%
Leased departments	18.2%	16.7%
Total DSW Inc.	26.8%	27.4%
The decrease in gross profit was a result of the decrease in merchandise margin and an increase in store occupancy and distribution expenses as a percentage of net sales. The merchandise margin, gross profit excluding warehousing and store occupancy, for the DSW segment for the six months ended August 1, 2009 decreased as a percentage of net sales to 43.6% compared to merchandise margin of 43.9% for the six months ended August 2, 2008. The increase in distribution expense as a percentage of net sales to 1.6% from 1.4% was primarily a result of expenses related to the dsw.com fulfillment center. Store occupancy expense for the DSW segment as a percentage of net sales increased to 14.2% for the six months ended August 1, 2009 from 13.6% for the six months ended August 2, 2008 as a result of decreased average store sales.
The gross profit for leased departments increased as a percentage of net sales compared to the six months ended August 2, 2008 due to decreased markdowns. The decrease in markdowns was a result of enhancements to the clearance markdown process and aligning our inventory position to sales demand.
Operating Expenses. For the six months ended August 1, 2009, operating expenses increased as a percentage of net sales to 23.7% from 22.7% for the six months ended August 2, 2008. The increase in operating expenses as a percentage of net sales was the result of an increase in marketing and depreciation expense partially offset by decreases as a percentage of net sales in store and home office expenses. Marketing expenses as a percentage of net sales increased by 110 basis points due to increases in media and broadcast production spending, as well as an increase in expenses related to our DSW Rewards program. Depreciation expense increased 80 basis points due to significant capital investments in our store growth, dsw.com and system initiatives over the previous two years.

Operating Profit. Operating profit decreased as a percentage of net sales to 3.1% for the six months ended August 1, 2009 from 4.7% for the six months ended August 2, 2008. As a percentage of sales, this decrease was primarily the result of the decrease in gross profit and the increase in operating expenses.
Interest Income, Net. Interest income, net of interest expense, for the second quarter of fiscal 2009 was 0.1% as a percentage of sales for each respective quarter. While cash and short term investments increased compared to the six months ended August 2, 2008, the increase was offset by a decrease in interest rates.
Non-operating income. Non-operating income for the six months ended August 1, 2009 represents the realized gain related to the sale of our investments in preferred shares. There was no non-operating income for the six months ended August 2, 2008.
Income Taxes. Our effective tax rate for the six months ended August 1, 2009 was 39.8%, compared to 39.0% for the six months ended August 2, 2008.
Net Income. For the six months ended August 1, 2009, net income decreased 30.8% compared to the second quarter of fiscal 2008 and represented 1.9% and 2.9% of net sales, respectively. As a percentage of sales, this decrease was primarily the result of the decrease in gross profit and the increase in operating expenses.
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
Net Working Capital. Net working capital increased $33.1 million to $328.8 million as of August 1, 2009 from $295.7 million at January 31, 2009, primarily due to the increase of short term investments from operating cash flows. The increase is also a result of the increase in inventory related to the fall season. At August 1, 2009 and January 31, 2009, the current ratio was 3.0 and 2.9, respectively.
Operating Cash Flows. For the six months ended August 1, 2009, our net cash provided by operations was $36.4 million, compared to $37.5 million for the three months ended August 2, 2008.
Investing Cash Flows. For the six months ended August 1, 2009, our net cash used in investing activities was $51.9 million compared to $41.6 million for the six months ended August 2, 2008. The increase in net cash used in investing activities is a result of a decrease in maturities and sales of available-for-sale securities partially offset by a decrease in capital expenditures. During the six months ended August 1, 2009, we incurred $13.1 million in capital expenditures. Of this incurred amount, we incurred $5.9 million related to stores, $2.8 million related to supply chain projects and warehouses and $4.4 million related to information technology equipment upgrades and new systems.

We expect to spend approximately $30 million for capital expenditures in fiscal 2009. We will open nine stores in fiscal 2009. During fiscal 2008, the average investment required to open a typical new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $1.0 million and pre-opening advertising and other pre-opening expenses typically accounted for $0.1 million. Our future capital expenditures will depend heavily on the number of new stores we open, the number of existing stores we remodel, our information technology and system investments and the timing of these expenditures.
$150 Million Secured Revolving Credit Facility. We have a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiaries are named as co-borrowers. Our facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under this credit facility are secured by a lien on substantially all of our and our subsidiary’s personal property and a pledge of our shares of DSW Shoe Warehouse. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At August 1, 2009 and January 31, 2009, $129.8 million and $132.3 million, respectively, were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding.
We are currently seeking a new secured revolving credit facility as our current credit facility will expire in July 2010. Based upon the current credit markets, the terms of the new credit facility may not be as favorable as our current terms.
Contractual Obligations
DSW had outstanding letters of credit that totaled $20.2 million as of August 1, 2009 and $17.7 million as of January 31, 2009. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and other factors, DSW does not expect to make any significant payments outside of terms set forth in these arrangements.
As of August 1, 2009, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to $0.1 million as of August 1, 2009. In addition, we have signed lease agreements for three new store locations expected to be opened over the next 18 months, with total annual rent of approximately $0.9 million. In connection with the new lease agreements, we will receive a total of $1.2 million of construction and tenant allowance reimbursements for expenditures at these locations.
We operate all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of August 1, 2009 or January 31, 2009.
Off-Balance Sheet Arrangements
As of August 1, 2009, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
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
Our cash and equivalents have maturities of 90 days or fewer. We also have investments in tax exempt, tax advantaged and taxable bonds, tax exempt term notes, variable rate demand notes, certificates of deposit and an auction rate security. We have $13.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 91 days. Our other types of short-term investments generally have interest reset dates of every 3 to 7 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher interest investments.
As of August 1, 2009, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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
The following risk factors supplement DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and update the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended May 2, 2009
Filene’s Basement (“liquidating Filene’s Basement”) has filed for bankruptcy protection. Liquidating Filene’s Basement owes us approximately $0.6 million as of August 1, 2009 and we may not be able to collect this amount. Further, we have signed an agreement with SYL LLC, who purchased certain assets of Filene’s Basement, to provide transition services for up to one year, after which time we may not be able to allocate Filene’s Basement a portion of our expenses, which will lead to increased expense to us.
On May 4, 2009, Filene’s Basement (“liquidating Filene’s Basement”) filed for bankruptcy protection. On June 18, 2009, SYL LLC acquired real property leases relating to 23 Filene’s Basement store locations and its distribution center, fixed assets and equipment at these locations, inventory at all Filene’s Basement locations, certain contracts (including the shoe supply contract with DSW), certain intellectual property and certain other related assets. SYL LLC also assumed certain obligations of Filene’s Basement under acquired contracts and real property leases. In connection with the sale of assets to SYL LLC, we entered into a Transition Services Agreement whereby we agreed to provide transition services to Filene’s Basement for up to one year in exchange for a monthly payment.
As of August 1, 2009, liquidating Filene’s Basement owes us approximately $0.6 million for services rendered by us prior to the filing of bankruptcy. We have fully reserved this receivable. We plan on submitting a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.
Further, after the end of the transition period, we will no longer be able to allocate a portion of our expenses to Filene’s Basement, which will lead to increased expenses for us. The amount of this increased expense could be material and may have a negative impact on our results of operations and financial position.
RVI has a long-term lease and DSW has agreed to pay two-thirds of the expense related to the lease.
RVI is party to a lease for an office facility in Columbus, Ohio (the “Premises”) as of September 2003. In April 2005, RVI sublet the Premises to a third-party at a rent that was lower than the rent charged to RVI under the lease. However, RVI remains liable under the lease. DSW, through the master separation agreement entered into with RVI at the time of DSW’s IPO, agreed to pay two-thirds of any net expense and receive two-thirds of any net profit from the lease. In fiscal 2009, DSW expects to pay $0.5 million related to this agreement. In the event the third-party subtenant defaults under the sublease or vacates the premises, the amount of this increased expense could be material and may have a negative impact on our results of operations and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities. Not applicable.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers.
DSW made no purchases of its Common Shares during the three months ended August 1, 2009.

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
We held our 2009 Annual Meeting of Shareholders on May 21, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters discussed or voted on at the annual meeting were (i) the election of four Class II directors; (ii) the approval of the Company’s 2005 Equity Incentive Plan; and (iii) the approval of the Company’s 2005 Cash Incentive Plan. The following people continue to serve as Class I Directors until the annual meeting in 2011 or until their successors are duly elected and qualified: Carolee Friedlander, Harvey L. Sonnenberg, Allan J. Tanenbaum and Heywood Wilansky. The following people continue to serve as Class III Directors until the annual meeting in 2010 or until their successors are duly elected and qualified: Elaine J. Eisenman, Joanna T. Lau and Roger S. Markfield. The following persons were elected as Class II members of the Board of Directors to serve a three year term until the annual meeting in 2012 or until their successors are duly elected and qualified: Jay L. Schottenstein, Michael R. MacDonald, Philip B. Miller and James D. Robbins. Each person received the number of votes for or the number of votes with authority withheld indicated below. The 2005 Equity Incentive Plan and 2005 Cash Incentive Plan, excluding broker non-votes, received the number of votes with authority for or votes against indicated below.

	Number of Shares
		WITHHOLD
	FOR	AUTHORITY	AGAINST	ABSTAIN
Class II Directors:
Jay L. Schottenstein	235,127,192	1,026,375
Michael R. MacDonald	235,645,686	507,881
Philip B. Miller	235,729,476	424,091
James D. Robbins	235,526,085	627,482
2005 Equity Incentive Plan	227,789,691		6,169,022	9,100
2005 Cash Incentive Plan	233,121,823		840,958	5,032

Item 5.	Other Information. None.

Item 6.	Exhibits. See Index to Exhibits on page 26.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)
Date: September 3, 2009	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer