Form 10-Q
period 2009-10-31
DSW Inc.
filed 2009-12-03
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Class A Common Shares, without par value, as of November 30, 2009 was 16,473,905 and Class B Common Shares, without par value, as of November 30, 2009 was 27,702,667.

DSW INC.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 31,	January 31,
	2009	2009
ASSETS
Cash and equivalents	$96,491	$54,782
Short-term investments, net	169,429	101,404
Accounts receivable, net	5,256	6,851
Accounts receivable from related parties, net	141	336
Inventories	289,395	244,008
Prepaid expenses and other current assets	21,819	24,790
Deferred income taxes	28,855	21,876

Total current assets	611,386	454,047

Property and equipment, net	213,776	233,366
Goodwill	25,899	25,899
Tradenames and other intangibles, net	3,028	3,668
Deferred income taxes and other assets	3,686	4,217

Total assets	$857,775	$721,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$141,307	$92,912
Accounts payable to related parties	2,187	2,299
Accrued expenses:
Compensation	21,054	9,971
Taxes	40,221	10,228
Gift cards and merchandise credits	13,716	15,491
Other	30,595	27,425

Total current liabilities	249,080	158,326

Deferred income taxes and other non-current liabilities	95,852	97,287

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,468,445 and 16,315,746 issued and outstanding, respectively	299,483	294,222
Class B Common Shares, no par value; 100,000,000 authorized; 27,702,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	213,360	172,017
Accumulated other comprehensive loss		(655)

Total shareholders’ equity	512,843	465,584

Total liabilities and shareholders’ equity	$857,775	$721,197

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$444,621	$391,355	$1,199,957	$1,114,794
Cost of sales	(297,462)	(282,280)	(850,029)	(807,578)

Gross profit	147,159	109,075	349,928	307,216
Operating expenses	(102,438)	(88,158)	(281,743)	(252,614)

Operating profit	44,721	20,917	68,185	54,602
Interest expense	(176)	(270)	(547)	(848)
Interest income	621	956	1,824	2,677

Interest income, net	445	686	1,277	1,829
Non-operating expense, net	(754)		(621)

Earnings before income taxes	44,412	21,603	68,841	56,431
Income tax provision	(17,781)	(8,425)	(27,498)	(22,008)

Net income	$26,631	$13,178	$41,343	$34,423

Basic and diluted earnings per share:
Basic	$0.60	$0.30	$0.94	$0.78
Diluted	$0.60	$0.30	$0.93	$0.78

Shares used in per share calculations:
Basic	44,144	44,011	44,079	43,992
Diluted	44,486	44,240	44,398	44,210
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of					Accumulated
	Class A	Class B	Class A	Class B		Other
	Common	Common	Common	Common	Retained	Comprehensive
	Shares	Shares	Shares	Shares	Earnings	Loss	Total
Balance, February 2, 2008	16,264	27,703	$288,365	$	$145,115	$	$433,480

Net income					34,423		34,423
Unrealized loss on available-for-sale securities, net of tax benefit of $616						(941)	(941)

Total comprehensive income							33,482

Stock units granted	44		592				592
Exercise of stock options	1		17				17
Tax shortfall related to restricted stock unit exercises			(24)				(24)
Vesting of restricted stock units, net of settlement of taxes	2		(13)				(13)
Stock based compensation expense, before related tax effects			3,252				3,252

Balance, November 1, 2008	16,311	27,703	$292,189	$	$179,538	$(941)	$470,786

Balance, January 31, 2009	16,316	27,703	$294,222	$	$172,017	$(655)	$465,584

Net income					41,343		41,343
Unrealized loss on available-for-sale securities						(99)	(99)

Total comprehensive income							41,244

Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment						754	754
Stock units granted	46		584				584
Exercise of stock options	52		641				641
Vesting of restricted stock units, net of settlement of taxes	54		(177)				(177)
Stock based compensation expense, before related tax effects			4,213				4,213

Balance, October 31, 2009	16,468	27,703	$299,483	$	$213,360	$	$512,843

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 31,	November 1,
	2009	2008
Cash flows from operating activities:
Net income	$41,343	$34,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,415	24,409
Amortization of debt issuance costs	88	88
Stock based compensation expense	4,213	3,252
Deferred income taxes	(5,572)	(4,511)
Loss on disposal of long-lived assets	266	540
Impairment charges on long-lived assets	481	1,586
Non-operating expense, net	621
Grants of stock units	584	592
Other	(5,622)	(7,484)
Change in working capital, assets and liabilities:
Accounts receivable, net	(1,187)	2,455
Inventories	(45,387)	(57,207)
Prepaid expenses and other current assets	2,971	(716)
Accounts payable	49,838	25,029
Proceeds from construction and tenant allowances	6,680	14,928
Accrued expenses	44,478	21,426

Net cash provided by operating activities	128,210	58,810

Cash flows from investing activities:
Cash paid for property and equipment	(18,671)	(66,599)
Purchases of available-for-sale investments	(161,147)	(182,672)
Purchases of held-to-maturity investments	(12,105)	(2,000)
Maturities and sales of available-for-sale investments	101,106	174,213
Maturities and sales of held-to-maturity investments	3,675	2,000

Net cash used in investing activities	(87,142)	(75,058)

Cash flows from financing activities:
Proceeds from exercise of stock options	641	17

Net cash provided by financing activities	641	17

Net increase (decrease) in cash and equivalents	41,709	(16,231)
Cash and equivalents, beginning of period	54,782	61,801

Cash and equivalents, end of period	$96,491	$45,570

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$7,398	$12,869
Noncash investing and operating activities —
(Decrease) increase in accounts payable and accrued expenses from asset purchases	$(1,911)	$116
(Decrease) in accounts payable related to recovery from parent of impairment related to certain shared service assets	$(1,818)
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2009 (the “2008 Annual Report”).

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

Business Operations- DSW Inc. (“DSW”) and its wholly-owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”. As of October 31, 2009, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 62.7% of DSW’s outstanding Common Shares, representing approximately 93.1% of the combined voting power of DSW’s outstanding Common Shares.

As of October 31, 2009, DSW operated 306 stores located throughout the United States and dsw.com. DSW stores and dsw.com offer a wide selection of better-branded dress, casual and athletic footwear for men and women, as well as accessories. During the nine months ended October 31, 2009, DSW opened nine new DSW stores, relocated one DSW store and closed one DSW store. DSW also operates leased departments for four retailers in its leased department segment. As of October 31, 2009, DSW operated leased departments in 266 Stein Mart stores, 66 Gordmans stores, 23 Filene’s Basement stores and one Frugal Fannie’s store. During the nine months ended October 31, 2009, DSW added three leased departments and ceased operations in 24 leased departments. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement) and provides management oversight for these locations. Stein Mart, Gordmans, Filene’s Basement and Frugal Fannie’s provide the sales associates. DSW pays a percentage of net sales as rent.

Allowance for Doubtful Accounts- The Company monitors its exposure for losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of October 31, 2009 and January 31, 2009, the Company’s allowance for doubtful accounts was $1.5 million and $0.8 million, respectively. The increase in the allowance was primarily related to the collectability of a receivable from liquidating Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the entity remaining after the asset purchase by a subsidiary of Syms Corp (“Syms”). All other references to “Filene’s Basement” refer to the stores operated by Syms.

Inventories- Merchandise inventories are stated at net realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.

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

Tradenames and Other Intangible Assets, net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases at the time of RVI’s acquisition of the Company. The gross balance of tradenames and other intangible assets was $12.9 million at both October 31, 2009 and January 31, 2009. Accumulated amortization for these assets was $9.9 million and $9.2 million as of October 31, 2009 and January 31, 2009, respectively.

Amortization expense for each of the three and nine months ended October 31, 2009 and November 1, 2008 was $0.3 million and $0.7 million, respectively. Amortization associated with the net carrying amount of intangible assets as of October 31, 2009 is estimated to be $0.2 million for the remainder of fiscal 2009, $0.9 million for each fiscal year from fiscal 2010 through fiscal 2012 and $0.2 million in fiscal 2013.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Customer Loyalty Program- The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire within six months. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of October 31, 2009 and January 31, 2009 was $9.3 million and $7.3 million, respectively.

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease. The Company records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in other non-current liabilities was $32.4 million and $31.9 million as of October 31, 2009 and January 31, 2009, respectively.

Construction and Tenant Allowances- The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in other non-current liabilities and were $61.0 million and $63.7 million as of October 31, 2009 and January 31, 2009, respectively.

Accumulated Other Comprehensive Loss- Accumulated other comprehensive loss of $0.7 million as of January 31, 2009 related to the Company’s unrealized losses on available-for-sale securities. The Company believed it was more likely than not that it would not be able to utilize the related deferred tax assets and recorded a valuation allowance against the related deferred tax assets at January 31, 2009. For the nine months ended October 31, 2009 and November 1, 2008, total comprehensive income was $41.2 million and $33.5 million, respectively. DSW reclassified the unrealized loss to an other-than-temporary impairment and recognized the impairment charge in earnings.

Sales and Revenue Recognition- Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, the Company estimates a time lag for shipments to record revenue when the customer receives the goods and also includes revenue from shipping and handling in net sales while the related costs are included in cost of sales.

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as miscellaneous income from gift card breakage during both of the three months ended October 31, 2009 and November 1, 2008, respectively, and DSW recognized $0.6 million and $0.5 million as miscellaneous income from gift card breakage during the nine months ended October 31, 2009 and November 1, 2008, respectively.

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

Operating Expenses- Operating expenses include expenses related to store management and store payroll costs, advertising, leased department operations, store depreciation and amortization, new store advertising and other new store costs (which are expensed as incurred) and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, customer service center expenses, allocable costs to and from Retail Ventures, payroll and benefits for associates and payroll taxes. Corporate level expenses are primarily attributable to operations at the corporate offices in Columbus, Ohio.

Non-operating Expense, Net- Non-operating expense, net includes the realized gain on disposition of investments and other-than-temporary impairments related to investments.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Income Taxes- Income taxes are accounted for using the asset and liability method as required by the Financial Accounting Standards Board (“FASB”). Under this method, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standard Codification (“ASC”) 105 Generally Accepted Accounting Principles, or the Codification. The Codification is the sole source of authoritative U.S. accounting and reporting standards recognized by the FASB. Rules and interpretive releases of the SEC are also sources of authoritative GAAP. The Company adopted ASC 105 during the quarter ended October 31, 2009. Upon adoption of ASC 105, references within financial statement disclosures were modified to reference the Codification.

In February 2008, the FASB issued an update which delays the effective date of the Fair Value Measurements and Disclosures topic, ASC 820, for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. ASC 820, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The Company adopted this update on February 1, 2009. Refer to Note 5 for additional information regarding the Company’s fair value measurements.

In April 2008, the FASB issued an update to the Goodwill and Other Intangible Assets topic that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements. The adoption of this update on February 1, 2009 did not have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued accounting guidance to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The adoption of this accounting guidance on February 1, 2009 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued accounting guidance which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The accounting guidance provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly and applies to all fair value measurements when appropriate. The adoption of this accounting guidance during the quarter ended August 1, 2009 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued updates to existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. This guidance replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of this update during the quarter ended August 1, 2009 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued accounting guidance which requires an entity to provide the annual disclosures required by the Financial Instruments topic, ASC 825 in its interim financial statements. The adoption of this accounting guidance during the quarter ended August 1, 2009 did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This topic should not result in significant changes in the subsequent events the Company reports, either through recognition or disclosure, in its financial statements. The adoption of ASC 855 during the quarter ended August 1, 2009 did not have an impact on the Company’s consolidated financial statements.

2.	RELATED PARTY TRANSACTIONS

Schottenstein Stores Corporation (“SSC”)- The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC. Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or affiliated with SSC or intercompany transactions with SSC. Related party receivables and payables normally settle in the form of cash in 30 to 60 days. These related party balances as of October 31, 2009 and January 31, 2009, were related party receivables of $0.1 million and $0.3 million, respectively, and related party payables of $0.6 million and $0.7 million, respectively.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RVI- On April 21, 2009, Retail Ventures disposed of its Filene’s Basement subsidiary to FB II Acquisition Corp., a newly formed entity owned by the Buxbaum Group. As a result of this disposal, liquidating Filene’s Basement is no longer a related party and after this date balances are no longer related party balances. Accounts receivable from liquidating Filene’s Basement of $1.8 million was included in the net related party payable as of January 31, 2009.

Accounts payable to RVI of $1.6 million and $3.4 million as of October 31, 2009 and January 31, 2009, respectively, were primarily related to usage of RVI’s net operating losses under the Tax Separation Agreement and shared services. In the second quarter of fiscal 2009, DSW recovered $1.8 million related to impairment of certain shared service assets from RVI as allowed under the Amended and Restated Shared Service Agreement, which resulted in a reduction of the accounts payable to RVI.

Value City- On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. DSW negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. DSW received $0.3 million for the nine months ended October 31, 2009 related to services provided post bankruptcy filing. DSW submitted a proof of claim in the bankruptcy proceeding seeking payment in full of $6.7 million for all amounts owed, however, there is no assurance that DSW can collect all or any of the amounts owed. Of its bankruptcy claim, DSW only recognized a receivable of $0.8 million, which is fully reserved.

3.	STOCK BASED COMPENSATION

DSW has a 2005 Equity Incentive Plan (“the Plan”) that provides for the issuance of equity awards to purchase up to 7.6 million common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the Plan) and directors of DSW. During the nine months ended October 31, 2009 and November 1, 2008, the Company recorded stock based compensation expense of approximately $4.2 million and $3.3 million.

Stock Options- The following table summarizes the Company’s stock option activity (in thousands):

Nine months ended
October 31, 2009
Outstanding, beginning of period	2,125
Granted	946
Exercised	(52)
Forfeited	(378)

Outstanding, end of period	2,641

Exercisable, end of period	856

The weighted-average grant date fair value of each option granted in the nine months ended October 31, 2009 and November 1, 2008 was $5.10 and $5.89, respectively, per share. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	Nine months ended
	October 31,	November 1,
	2009	2008
Assumptions:
Risk-free interest rate	1.9%	2.8%
Expected volatility of DSW common stock	57.6%	48.1%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units- The following table summarizes the Company’s restricted stock unit activity (in thousands):

Nine months ended
October 31, 2009
Outstanding, beginning of period	226
Granted	179
Vested	(73)
Forfeited	(63)

Outstanding, end of period	269

The total aggregate intrinsic value of nonvested restricted stock units as of October 31, 2009 was $5.2 million. As of October 31, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.5 million with a weighted average expense recognition period remaining of 1.8 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW or RVI. During the nine months ended October 31, 2009 and November 1, 2008, DSW granted 45,895 and 43,887 director stock units, respectively, and expensed $0.6 million in each respective nine month period for these grants. As of October 31, 2009, 129,096 director stock units had been issued and no director stock units had been settled.

4.	INVESTMENTS

The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. As of October 31, 2009, the Company had held-to-maturity investments of $8.4 million in tax exempt term notes that mature within the next year. All other investments are classified as available-for-sale and stated at current market value.

Short-term investments classified as available-for-sale as of October 31, 2009 and January 31, 2009 include tax exempt, tax advantaged and taxable bonds, variable rate demand notes, tax exempt commercial paper and certificates of deposit. The Company also participates in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 182 days. The other types of short-term investments generally have interest reset dates of every 7 days. Despite the long-term nature of the stated contractual maturities of certain short-term investments, the Company has the ability to quickly liquidate these securities. As a result, the Company has classified these securities as available-for-sale.

As of October 31, 2009, the Company reclassified its auction rate security as long-term and the unrealized loss on its auction rate security from a temporary to an other-than-temporary impairment. The Company believes the impairment is other-than-temporary due to the financial condition and future business prospects of the underlying issuer, as well as the duration of the impairment. The Company received preferred shares as distributions-in-kind on two of its auction rate securities and sold these preferred shares for a net realized gain of $0.1 million in fiscal 2009.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table discloses the major categories of the Company’s investments as of October 31, 2009 and January 31, 2009:

	Short-term investments, net		Long-term investments, net
	October 31,	January 31,	October 31,	January 31,
	2009	2009	2009	2009
	(in thousands)
Available-for-sale:
Tax exempt, tax advantaged and taxable bonds	$125,639	$65,829
Variable rate demand notes	13,160	16,580
Tax exempt commercial paper	7,200	2,000
Certificates of deposit	15,000	14,000
Auction rate securities		3,650	$2,500	$2,400
Other-than-temporary impairment included in earnings			(754)	(1,134)
Unrealized losses included in accumulated other comprehensive loss		(655)

Total available-for-sale investments	160,999	101,404	1,746	1,266

Held-to-maturity:
Tax exempt term notes	8,430

Total investments	$169,429	$101,404	$1,746	$1,266

5.	FAIR VALUE MEASUREMENTS
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

•
Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive markets or other observable inputs.

•	Level 3 inputs are unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2009 consisted of the following:

	Balance as of
	October 31,
	2009	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$96,491	$96,491
Short-term investments, net	169,429		$169,429
Long-term investments, net	1,746			$1,746

	$267,666	$96,491	$169,429	$1,746

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The activity related to level 3 fair value measurements for the three months ended October 31, 2009 is summarized below:

	Short-term	Long-term
	investments, net	investments, net
	(in thousands)
Carrying value as of August 1, 2009	$1,771
Transfers between short-term and long-term investments, net	(1,771)	$1,771
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment		729
Other-than-temporary impairment included in earnings		(754)

Carrying value as of October 31, 2009	$	$1,746

The activity related to level 3 fair value measurements for the nine months ended October 31, 2009 is summarized below:

	Short-term	Long-term
	investments, net	investments, net
	(in thousands)
Carrying value as of January 31, 2009	$1,845	$1,266
Transfer out of level 3		(1,266)
Transfers between short-term and long-term investments, net	(1,845)	1,845
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment		655
Other-than-temporary impairment included in earnings		(754)

Carrying value as of October 31, 2009	$	$1,746

Non-financial assets and liabilities measured at fair value on a nonrecurring basis as of October 31, 2009 consisted of the following:

	Balance as of
	October 31,
	2009	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Long-lived assets to be held and used	$762			$762

	$762			$762

Long-lived assets to be held and used with a carrying amount of $1.3 million were written down to their fair value of $0.8 million, resulting in an impairment charge of $0.5 million, which was included in earnings for the nine months ended October 31, 2009. The impairment charge does not include any impairment related to the shared service assets as RVI fully reimbursed DSW for the impairment.
The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The Company reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. The impairment charges were recorded within the DSW reportable segment.

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

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(in thousands)
Weighted average shares outstanding	44,144	44,011	44,079	43,992
Assumed exercise of dilutive stock options	70		23
Assumed exercise of dilutive restricted stock units	272	229	296	218

Number of shares for computation of diluted earnings per share	44,486	44,240	44,398	44,210

Options to purchase 1.8 million and 1.4 million common shares were outstanding as of October 31, 2009 and November 1, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, the effect would be anti-dilutive.
7.	DSW $150 MILLION CREDIT FACILITY
The Company has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under this facility are secured by a lien on substantially all of its and one of its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. (“DSWSW”). In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents. The Company intends to refinance the credit facility on a long-term basis. As of October 31, 2009 and January 31, 2009, the Company had no outstanding borrowings and had availability under the facility of $139.2 million and $132.3 million, respectively. The Company had outstanding letters of credit of $10.8 million and $17.7 million, respectively, as of October 31, 2009 and January 31, 2009.
8.	INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was 40.0% and 39.0%, respectively, for the three months ended October 31, 2009 and November 1, 2008 and 39.9% and 39.0%, respectively, for the nine months ended October 31, 2009 and November 1, 2008.
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
The Company is managed in three operating segments: DSW stores, dsw.com and leased departments. DSW stores and dsw.com have been aggregated and are presented as one reportable segment, the DSW segment, based on their similar economic characteristics, products, production processes, target customers and distribution methods. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of October 31, 2009 and January 31, 2009 is recorded in the DSW segment related to the DSW stores operating segment. The tables below present segment information for the Company’s two reportable segments:

		Leased
	DSW	departments	Total
	(in thousands)
Three months ended October 31, 2009:
Net sales	$407,186	$37,435	$444,621
Gross profit	139,550	7,609	147,159
Capital expenditures	3,605	31	3,636

Three months ended November 1, 2008:
Net sales	$350,066	$41,289	$391,355
Gross profit	101,597	7,478	109,075
Capital expenditures	22,758	48	22,806

Nine months ended October 31, 2009:
Net sales	$1,086,514	$113,443	$1,199,957
Gross profit	328,448	21,480	349,928
Capital expenditures	16,703	73	16,776

Nine months ended November 1, 2008:
Net sales	$986,841	$127,953	$1,114,794
Gross profit	285,283	21,933	307,216
Capital expenditures	66,427	305	66,732

As of October 31, 2009:
Total assets	$794,493	$63,282	$857,775

As of January 31, 2009:
Total assets	$659,876	$61,321	$721,197
10.	COMMITMENTS AND CONTINGENCIES
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s future results of operations and financial condition.
11.	SUBSEQUENT EVENTS
The Company has evaluated subsequent events through December 3, 2009, the date the Company’s financial statements were issued.
On September 25, 2009, RVI and DSW entered into a settlement agreement (“the Settlement Agreement”) with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the Settlement Agreement was approved by the Bankruptcy Court for the District of Delaware. Under the Settlement Agreement, the debtors and the creditors’ committee will allow DSW a general unsecured claim, DSW will provide limited transition services to liquidating Filene’s Basement through December 31, 2009 and the debtors will pay DSW cure costs in relation to prior transition services provided by DSW. The Settlement Agreement provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties.

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
Company Overview
DSW is a leading U.S. branded footwear specialty retailer operating 306 shoe stores in 39 states as of October 31, 2009. We offer a wide selection of better-branded dress, casual and athletic footwear for women and men, as well as accessories. Our typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of our customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. Our stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. We believe this combination of selection, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, we also operate 356 leased shoe departments for four other retailers and sell shoes and accessories through dsw.com.
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
•	our success in opening and operating new stores on a timely and profitable basis;

•	continuation of supply agreements and the financial condition of our leased business partners;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	the realization of our bankruptcy claims related to liquidating Filene’s Basement and Value City Department Stores;

•	impact of the disposition of Filene’s Basement by Retail Ventures on the allocation of expenses pursuant to the shared services agreement;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear;

•	the success of dsw.com;

•	liquidity and investment risks related to our investments;

•	RVI’s lease of an office facility;

•	our ability to secure a replacement credit facility upon the expiration of our existing credit facility; and

•	liquidity risks at Retail Ventures and their impact on DSW.
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
Results of Operations
Overview
Total net sales in the first nine months of fiscal 2009 increased 7.6% due to positive comparable store sales of 0.4%, new DSW stores and increased dsw.com sales. Positive comparable store sales were driven by an increase in traffic and average unit retail resulting from a strong performance in the women’s and accessories categories during the third quarter. Gross profit as a percentage of net sales improved 160 basis points for the first nine months of the year as compared to the prior year. Operating expenses as a percentage of net sales increased 80 basis points for the same period driven by an increase in bonus expense resulting from improved operating results.
We have continued making investments in our business that are critical to long-term growth, such as improved information technology systems and new stores. As of October 31, 2009, our cash and short-term investments balance increased to $265.9 million and we have no long-term debt.
As of October 31, 2009, we operated 306 DSW stores in 39 states, dsw.com and leased shoe departments in 266 Stein Mart stores, 66 Gordmans stores, 23 Filene’s Basement stores and one Frugal Fannie’s store. We have two reportable segments, the DSW segment, which includes DSW stores and dsw.com, and the leased department segment.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of income:

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.9)	(72.1)	(70.8)	(72.4)

Gross profit	33.1	27.9	29.2	27.6
Operating expenses	(23.0)	(22.5)	(23.5)	(22.7)

Operating profit	10.1	5.4	5.7	4.9
Interest income, net	0.1	0.2	0.1	0.2
Non-operating expense, net	(0.2)		(0.1)

Earnings before income taxes	10.0	5.6	5.7	5.1
Income tax provision	(4.0)	(2.2)	(2.3)	(2.0)

Net income	6.0%	3.4%	3.4%	3.1%

Key Financial Measures
In evaluating our results of operations, we refer to a number of key financial and non-financial measures relating to the performance of our business. Among our key financial measures are net sales, operating profit and net income. Other measures that we use in evaluating our performance include number of DSW stores and leased departments and change in comparable stores sales. The following describes certain line items set forth in our consolidated statement of income:
Net Sales. We record net sales exclusive of sales tax and net of returns. For comparison purposes, we define stores and leased departments as comparable or non-comparable. A store’s or leased department’s sales are included in comparable store sales if the store or leased department has been in operation at least 14 months at the beginning of the fiscal year. Stores and leased departments are excluded from the comparison in the quarter that they close. Stores that are remodeled or relocated are excluded from the comparison if there is a material change in the size of the store or the store is relocated more than one mile out of its area.
Cost of Sales. Our cost of sales includes the cost of merchandise, distribution and warehousing (including depreciation), store occupancy (excluding depreciation but including impairments), permanent and point of sale reductions, markdowns and shrinkage.
Operating Expenses. Operating expenses include expenses related to store management and store payroll costs, advertising, leased department operations, store depreciation and amortization, new store advertising and other new store costs (which are expensed as incurred) and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, customer service center expenses, allocable costs to and from Retail Ventures, payroll and benefits for associates and payroll taxes. Corporate level expenses are primarily attributable to operations at our corporate offices in Columbus, Ohio.
THREE MONTHS ENDED OCTOBER 31, 2009 COMPARED TO THREE MONTHS ENDED NOVEMBER 1, 2008
Net Sales. Net sales for the three months ended October 31, 2009 increased 13.6% from the three months ended November 1, 2008. The following table summarizes the increase in our net sales:

Three months ended
October 31, 2009
(in millions)
Net sales for the three months ended November 1, 2008	$391.4
Increase in comparable store sales	30.5
Net increase from 2008 and 2009 new stores, dsw.com and closed store sales	22.7

Net sales for the three months ended October 31, 2009	$444.6

The following table summarizes our net sales by reportable segment:

	Three months ended
	October 31,	November 1,
	2009	2008
	(in millions)
DSW	$407.2	$350.1
Leased departments	37.4	41.3

Total DSW Inc.	$444.6	$391.4

The following table summarizes our comparable store sales by reportable segment and in total:

Three months ended
October 31, 2009
DSW	9.8%
Leased departments	(1.5%)
Total DSW Inc.	8.7%
The increase in comparable store sales was primarily a result of an increase in traffic and average unit retail. For DSW stores, all merchandise categories had positive comparable sales. DSW comparable sales increased in women’s footwear by 10.0%, men’s by 1.1%, athletic by 2.8% and accessories by 15.2%.
Gross Profit. Gross profit increased as a percentage of net sales from 27.9% in the third quarter of fiscal 2008 to 33.1% in the third quarter of fiscal 2009. By reportable segment and in total, gross profit as a percentage of net sales was:

	October 31,	November 1,
	2009	2008
DSW	34.3%	29.0%
Leased departments	20.3%	18.1%
Total DSW Inc.	33.1%	27.9%
The increase in gross profit was a result of an increase of 230 basis points in merchandise margin and a decrease in store occupancy of 240 basis points and warehousing expense of 50 basis points. DSW segment merchandise margin, gross profit excluding warehousing and store occupancy, for the third quarter of fiscal 2009 increased as a percentage of net sales to 46.6% from 44.3% for the third quarter of fiscal 2008. The increase in merchandise margin was primarily the result of a decrease in markdown activity. Store occupancy expense for the DSW segment as a percentage of net sales decreased to 11.1% for the third quarter of fiscal 2009 from 13.5% for the third quarter of fiscal 2008 as a result of increased average store sales, a reduction in store impairments and disposals of property and equipment and rent concessions from landlords. Warehousing expense decreased for the DSW segment as a percentage of net sales to 1.3% for the third quarter of fiscal 2009 from 1.8% for the third quarter of fiscal 2008 as a result of increased net sales in both DSW stores and dsw.com, as well as operational efficiencies in both the distribution and fulfillment centers.
As a percentage of net sales, gross profit for the leased departments increased to 20.3% for the third quarter of fiscal 2009 from 18.1% for the third quarter of fiscal 2008 due to decreased markdowns. The decrease in markdowns was a result of continued enhancements to the clearance markdown process and aligning our inventory position to sales demand.
Operating Expenses. Operating expenses as a percentage of net sales were 23.0% and 22.5% for the three months ended October 31, 2009 and November 1, 2008, respectively. Improved operating results increased bonus expense as a percentage of net sales by 210 basis points. The increase in bonus expense was partially offset by approximately 160 basis points of leverage in other operating expenses as a percentage of net sales. Decreases in store, marketing, new store and overhead expenses as a percentage of net sales offset a 40 basis point increase in depreciation expense. Both store expenses and marketing expenses decreased as a percentage of net sales by 40 basis points. New store expenses as a percentage of net sales decreased 70 basis points due to DSW opening 20 fewer stores during the third quarter.
Operating Profit. Operating profit increased as a percentage of net sales to 10.1% in the third quarter of fiscal 2009 from 5.4% in the third quarter of fiscal 2008. As a percentage of net sales, this increase was primarily the result of an increase in gross profit offset by an increase in operating expenses.
Interest Income, Net. Interest income, net of interest expense, was 0.1% and 0.2%, respectively, as a percentage of net sales for the third quarters of fiscal 2009 and fiscal 2008. While cash and short-term investments increased compared to the third quarter of fiscal 2008, the increase was offset by a decrease in interest rates.
Non-operating Expense, Net. Non-operating expense, net of non-operating income, for the third quarter of fiscal 2009 represents an other-than-temporary impairment related to our auction rate security. There was no non-operating expense for the third quarter of fiscal 2008.

Income Taxes. Our effective tax rate for the third quarter of fiscal 2009 was 40.0%, compared to 39.0% for the third quarter of fiscal 2008.
Net Income. For the third quarter of fiscal 2009, net income increased 102.1%, compared to the third quarter of fiscal 2008 and represented 6.0% and 3.4% of net sales, respectively. As a percentage of net sales, this increase was primarily the result of an increase in gross profit offset by an increase in operating expenses.
NINE MONTHS ENDED OCTOBER 31, 2009 COMPARED TO NINE MONTHS ENDED NOVEMBER 1, 2008
Net Sales. Net sales for the nine months ended October 31, 2009 increased 7.6% from the nine months ended November 1, 2008. The following table summarizes the increase in our net sales:

Nine months ended
October 31, 2009
(in millions)
Net sales for the nine months ended November 1, 2008	$1,114.8
Increase in comparable store sales	4.2
Net increase from 2008 and 2009 new stores, dsw.com and closed store sales	81.0

Net sales for the nine months ended October 31, 2009	$1,200.0

The following table summarizes our net sales by reportable segment:

	Nine months ended
	October 31,	November 1,
	2009	2008
	(in millions)
DSW	$1,086.5	$986.8
Leased departments	113.5	128.0

Total DSW Inc.	$1,200.0	$1,114.8

The following table summarizes our comparable store sales by reportable segment and in total:

Nine months ended
October 31, 2009
DSW	1.1%
Leased departments	(5.3%)
Total DSW Inc.	0.4%
The increase in comparable store sales was primarily a result of our strong third quarter performance offsetting the impact of the challenging economic environment. DSW comparable sales increased in women’s footwear by 1.4% and in accessories by 13.3%. DSW comparable sales decreased in men’s by 6.9% and in athletic by 0.2%.
Gross Profit. Gross profit increased as a percentage of net sales to 29.2% for the nine months ended October 31, 2009 from 27.6% for the nine months ended November 1, 2008. By reportable segment and in total, gross profit as a percentage of net sales was:

	October 31,	November 1,
	2009	2008
DSW	30.2%	28.9%
Leased departments	18.9%	17.1%
Total DSW Inc.	29.2%	27.6%
The increase in gross profit was primarily a result of an increase of 70 basis points in merchandise margin and a decrease of 60 basis points in store occupancy expense. DSW segment merchandise margin, gross profit excluding warehousing and store occupancy, for the nine months ended October 31, 2009 increased as a percentage of net sales to 44.7% from 44.0% for the nine months ended November 1, 2008. The increase in merchandise margin was primarily the result of a decrease in markdown activity. Store occupancy expense for the DSW segment as a percentage of net sales decreased to 13.0% for the nine months ended October 31, 2009 from 13.6% for the nine months ended November 1, 2008 as a result of increased average store sales, a reduction in store impairments and disposals of property and equipment and rent concessions from landlords.
As a percentage of net sales, gross profit for the leased departments increased to 18.9% for the nine months ended October 31, 2009 from 17.1% for the nine months ended November 1, 2008 due to decreased markdowns. The decrease in markdowns was a result of continued enhancements to the clearance markdown process and aligning our inventory position to sales demand.

Operating Expenses. Operating expenses as a percentage of net sales were 23.5% and 22.7% for the nine months ended October 31, 2009 and November 1, 2008, respectively. Improved operating results increased bonus expense as a percentage of net sales by 80 basis points. Excluding the increase in bonus expense, other operating expenses have remained flat as a percentage of net sales. Store, new store and overhead expenses have decreased as a percentage of net sales, offset by increases in marketing and depreciation expenses. Marketing expenses as a percentage of net sales increased 60 basis points primarily due to increases in media spending. Depreciation expense increased 60 basis points due to capital investments in our store growth, dsw.com and system initiatives.
Operating Profit. Operating profit increased as a percentage of net sales to 5.7% for the nine months ended October 31, 2009 from 4.9% for the nine months ended November 1, 2008. As a percentage of net sales, this increase was primarily the result of an increase in gross profit offset by an increase in operating expenses.
Interest Income, Net. Interest income, net of interest expense, for the nine months ended October 31, 2009 and November 1, 2008 was 0.1% and 0.2%, respectively, as a percentage of net sales. While cash and short-term investments increased compared to the nine months ended November 1, 2008, the increase was offset by a decrease in interest rates.
Non-operating Expense, Net. Non-operating expense, net of non-operating income, for the nine months ended October 31, 2009 represents the realized gain related to the sale of our investments in preferred shares and an other-than-temporary impairment related to our auction rate security. There was no non-operating expense for the nine months ended November 1, 2008.
Income Taxes. Our effective tax rate for the nine months ended October 31, 2009 was 39.9%, compared to 39.0% for the nine months ended November 1, 2008.
Net Income. For the nine months ended October 31, 2009, net income increased 20.1% compared to the nine months ended November 1, 2008 and represented 3.4% and 3.1% of net sales, respectively. As a percentage of net sales, this increase was primarily the result of an increase in gross profit offset by an increase in operating expenses.
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
Although our plan of continued expansion could place increased demands on our financial, managerial, operational and administrative resources, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which may result in reductions in comparable store sales in our existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.
Net Working Capital. Net working capital increased $66.6 million to $362.3 million as of October 31, 2009 from $295.7 million at January 31, 2009, primarily due to an increase in cash provided by operations. At October 31, 2009 and January 31, 2009, the current ratio was 2.5 and 2.9, respectively.
Operating Cash Flows. For the nine months ended October 31, 2009, our net cash provided by operations was $128.2 million, compared to $58.8 million for the nine months ended November 1, 2008. The increase in cash provided by operations was primarily a result of the increase in operating income and changes in working capital.
Investing Cash Flows. For the nine months ended October 31, 2009, our net cash used in investing activities was $87.1 million compared to $75.1 million for the nine months ended November 1, 2008. The increase in net cash used in investing activities was a result of a net increase of purchase and sale activity of available-for-sale securities partially offset by a reduction in capital expenditures. During the nine months ended October 31, 2009, we incurred $16.8 million in capital expenditures. Of this incurred amount, we incurred $7.7 million related to stores, $4.7 million related to supply chain projects and warehouses and $4.4 million related to information technology and infrastructure.

We expect to spend approximately $25 million for capital expenditures in fiscal 2009. We opened nine stores and relocated one store in the first nine months of fiscal 2009. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store advertising and other new store expenses typically accounted for $0.2 million. Our future capital expenditures will depend heavily on the number of new stores we open, the number of existing stores we remodel, our information technology and system investments and the timing of these expenditures.
$150 Million Secured Revolving Credit Facility. We have a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiaries are named as co-borrowers. Our facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under this credit facility are secured by a lien on substantially all of our and one of our subsidiary’s personal property and a pledge of our shares of DSW Shoe Warehouse. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. At October 31, 2009 and January 31, 2009, $139.2 million and $132.3 million, respectively, were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding.
We are currently seeking a new secured revolving credit facility as our current credit facility will expire in July 2010. Based upon the current credit markets, the terms of the new credit facility may not be as favorable as our current terms.
Contractual Obligations
DSW had outstanding letters of credit that totaled $10.8 million as of October 31, 2009 and $17.7 million as of January 31, 2009. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and other factors, DSW does not expect to make any significant payments outside of terms set forth in these arrangements.
As of October 31, 2009, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to $0.2 million as of October 31, 2009. In addition, we have signed lease agreements for five new store locations expected to be opened over the next 18 months, with total annual rent of approximately $1.6 million. In connection with the new lease agreements, we will receive a total of $1.9 million of construction and tenant allowance reimbursements for expenditures at these locations.
We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of October 31, 2009 or January 31, 2009.
Off-Balance Sheet Arrangements
As of October 31, 2009, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
Proposed Accounting Standards
The Financial Accounting Standards Board (“FASB”) periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 1 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards implemented.
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
Our cash and equivalents have maturities of 90 days or fewer. We also have investments in tax exempt, tax advantaged and taxable bonds, tax exempt term notes, variable rate demand notes, certificates of deposit and an auction rate security. We have $15.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 182 days. Our other types of short-term investments generally have interest reset dates of every 7 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher interest investments.
As of October 31, 2009, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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
We are involved in various legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to our results of operations or financial condition. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise the estimates as needed. Revisions in our estimates and potential liability could materially impact our future results of operations and financial condition.

Item 1A.	Risk Factors.
The following risk factors supplement DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and update the risk factors set forth in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended May 2, 2009 and August 1, 2009.
Filene’s Basement (“liquidating Filene’s Basement”) has filed for bankruptcy protection. Further, we have signed an agreement with SYL LLC, who purchased certain assets of Filene’s Basement, to provide transition services for up to one year, after which time we may not be able to allocate Filene’s Basement a portion of our expenses, which will lead to increased expense to us.
On May 4, 2009, Filene’s Basement (“liquidating Filene’s Basement”) filed for bankruptcy protection. On June 18, 2009, SYL LLC acquired real property leases relating to 23 Filene’s Basement store locations and its distribution center, fixed assets and equipment at these locations, inventory at all Filene’s Basement locations, certain contracts (including the shoe supply contract with DSW), certain intellectual property and certain other related assets. SYL LLC also assumed certain obligations of Filene’s Basement under acquired contracts and real property leases. In connection with the sale of assets to SYL LLC, we entered into a Transition Services Agreement whereby we agreed to provide transition services to Filene’s Basement for up to one year in exchange for monthly payments.
Further, after the end of the transition period, we will no longer be able to allocate a portion of our expenses to Filene’s Basement, which will lead to increased expenses for us. The amount of this increased expense may have a negative impact on our future results of operations and financial position.
On September 25, 2009, RVI and DSW entered into a settlement agreement (“the Settlement Agreement”) with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the Settlement Agreement was approved by the Bankruptcy Court for the District of Delaware. Under the Settlement Agreement, the debtors and the creditors’ committee will allow us a general unsecured claim, we will provide limited transition services to liquidating Filene’s Basement through December 31, 2009 and the debtors will pay us cure costs in relation to prior transition services provided by us. The Settlement Agreement provides for certain mutual releases among the debtors, the creditors’ committee, RVI, us and other parties. Although the Settlement Agreement provides that we will have certain allowed claims against the debtors, there can be no assurance as to whether we will ultimately recover any amounts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities. Not applicable.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers.
DSW made no purchases of its Common Shares during the three months ended October 31, 2009.
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

DSW INC. (Registrant)
Date: December 3, 2009	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of ETD.

10.2
Settlement Agreement, dated as of September 25, 2009, by and among Retail Ventures, Inc., DSW Inc., FB Liquidating Estate, Inc., FB Services LLC, FB Leasing Services LLC and the Official Committee of Unsecured Creditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer