Form 10-K
period 2010-01-30
DSW Inc.
filed 2010-03-24
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 30, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of August 1, 2009, was $221,439,699.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,513,481 Class A Common Shares and 27,382,667 Class B Common Shares were outstanding at March 1, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement relating to fiscal 2009 for the Annual Meeting of Shareholders to be held on June 3, 2010 are incorporated by reference into Part III.

i

ii

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
We own many trademarks and service marks. This Annual Report on Form 10-K may contain trade dress, tradenames and trademarks of other companies. Use or display of other parties’ trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our success in opening and operating new stores on a timely and profitable basis;
•	continuation of supply agreements and the financial condition of our leased business partners;
•	maintaining good relationships with our vendors;
•	our ability to anticipate and respond to fashion trends;
•	fluctuation of our comparable store sales and quarterly financial performance;
•	disruption of our distribution operations;
•	failure to retain our key executives or attract qualified new personnel;
•	our competitiveness with respect to style, price, brand availability and customer service;
•	declining general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;
•	risks related to our cash and investments;
•	the success of dsw.com;
•	RVI’s lease of an office facility;
•	our ability to secure a replacement credit facility upon the expiration of our existing credit facility; and
•	liquidity risks at Retail Ventures and their impact on DSW.
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
General
DSW is a leading U.S. branded footwear specialty retailer operating 305 shoe stores in 39 states as of January 30, 2010. We offer a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and dsw.com. In addition, we operate 356 leased departments for four other retailers as of January 30, 2010. Our typical DSW customers are brand, value, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.
Please see our financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K for financial information about our two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and leased departments.
Corporate History
We were incorporated in the state of Ohio on January 20, 1969 and opened our first DSW store in Dublin, Ohio in July 1991. In 1998, a predecessor of Retail Ventures purchased DSW and affiliated shoe businesses from Schottenstein Stores Corporation (“SSC”) and Nacht Management, Inc. In July 2005, we completed an initial public offering (“IPO”) of our Class A Common Shares, selling approximately 16.2 million shares at an offering price of $19.00 per share. As of January 30, 2010, Retail Ventures owned approximately 27.4 million of our Class B Common Shares, or approximately 62.4% of our total outstanding shares and approximately 93.0% of the combined voting power of our outstanding Common Shares.
Competitive Strengths
We believe that our leading market position is driven by our competitive strengths: the breadth of our branded product offerings, our distinctive and convenient store layout, the value proposition offered to customers and our financial strength.
The Breadth of Our Product Offerings
Our goal is to excite our customers with an assortment of shoes that fulfill a broad range of style and fashion preferences. DSW stores and dsw.com sell a large assortment of better-branded merchandise. We purchase directly from more than 400 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with the assortment at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 24,000 pairs of shoes in approximately 2,000 styles compared to a significantly smaller product offering at typical department stores. We also offer a complementary assortment of handbags, hosiery and other accessories which appeal to our brand- and fashion-conscious customers.
Distinctive and Convenient Store Layout
We provide our customers with the highest level of convenience based on our belief that customers should be empowered to control and personalize their shopping experiences. Our merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. Our stores are laid out in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise. We believe this self-service aspect provides our customers with maximum convenience as they are able to browse and try on merchandise without feeling rushed or pressured to make a purchasing decision.
The Value Proposition Offered to Customers
Through our buying organization, we are able to provide customers with high quality, in-season fashion styles at prices we believe are competitive with the typical sale price found at specialty retailers and department stores. We generally employ a consistent pricing strategy that provides customers with the same price on our merchandise from the day it arrives in store until it enters our planned clearance rotation. Our pricing strategy differentiates us from our competitors who usually price and promote merchandise at discounts available only for limited time periods. We find that customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a sale event.
In order to provide additional value to our customers, we maintain a loyalty program, “DSW Rewards”, which rewards customers for shopping, both in stores and online at dsw.com. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. Reward certificates expire six months after being issued. Members also receive promotional offers, gifts with purchase and free shipping on purchases over a certain dollar threshold at dsw.com. We employ a variety of methods, including email, to communicate these offers to our customers.

As of January 30, 2010, approximately 13 million members enrolled in “DSW Rewards” have made at least one purchase over the course of the last two fiscal years as compared to approximately 10 million members as of January 31, 2009. In fiscal 2009, shoppers in the loyalty program generated approximately 84% of DSW store and dsw.com sales versus approximately 76% of DSW store and dsw.com sales in fiscal 2008.
Financial Strength
Our operating model is focused on assortment, convenience and value. We believe that the growth we have achieved in the past is attributable to our operating model and management’s focus on store-level profitability and economic payback. Over the five fiscal years ended January 30, 2010, our net sales have grown at a compound annual growth rate of 11%. In addition, we have consistently generated positive operating cash flows and profitable operating results. We intend to continue our focus on net sales, operating cash flows and operating profit as we pursue our growth strategy. We believe cash generated from DSW operations, together with our current levels of cash and investments of $289 million, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
Growth Strategy
Our growth strategy is to continue to strengthen our position as a leading better-branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability: expanding our business, driving sales through enhanced merchandising and investment in our infrastructure.
Expanding Our Business
We plan to open approximately ten DSW stores in fiscal 2010. Our plan is to open stores in both new and existing markets, with the primary focus on power strip centers and to reposition existing stores as opportunities arise. In considering new locations, we focus primarily on power strip centers, but, depending on the market, we consider regional malls, lifestyle centers and urban street locations. In general, our evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration and lease terms. Our growth strategy includes analysis of every major metropolitan area in the country with the objective of understanding demand for our products in each market over time and our ability to capture that demand. The analysis also looks at current penetration levels in markets we serve and our expected deepening of those penetration levels as we continue to grow and become the shoe retailer of choice in each market.
We plan to increase dsw.com sales through serving customers in areas where we do not currently operate stores and offering current customers additional styles and sizes not available in their local store. In our leased business, we are refining our merchandise assortment to best meet the needs of our different leased business customers and we are actively pursuing opportunities with new leased business partners.
Driving Sales through Enhanced Merchandising
Our merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. We track store performance and sales trends on a weekly basis and have a flexible buying process that allows us to order styles frequently throughout each season. To keep our product mix fresh and on target, we test new fashions and actively monitor sell-through rates. We also aim to improve the quality and breadth of existing vendor offerings and identify new vendor opportunities. Our merchandising initiative will continue investments in planning, allocation and distribution systems to improve inventory and markdown management.
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

DSW Store Locations
As of January 30, 2010, we operated 305 DSW stores in 39 states in the United States. The following table shows the number of our DSW stores by state.

Alabama	2
Arizona	6
Arkansas	1
California	31
Colorado	10
Connecticut	3
Delaware	1
Florida	22
Georgia	14
Illinois	15
Indiana	7
Iowa	1
Kansas	2
Kentucky	3
Louisiana	2
Maine	1
Maryland	10
Massachusetts	12
Michigan	14
Minnesota	8
Mississippi	1
Missouri	4
Nebraska	2
Nevada	3
New Hampshire	1
New Jersey	10
New York	18
North Carolina	6
Ohio	14
Oklahoma	2
Oregon	3
Pennsylvania	15
Rhode Island	1
Tennessee	5
Texas	30
Utah	3
Virginia	13
Washington	5
Wisconsin	4

Total	305

dsw.com
In fiscal 2008, we launched dsw.com to provide customers with the opportunity to purchase shoes and related accessories through our website and to gain market share by serving customers in areas where we do not currently have stores. We entered into a ten-year lease agreement for space to serve as a fulfillment center for dsw.com. We operate a call center to address our customer service needs in support of both DSW stores and dsw.com.
Leased Departments
We also operate leased departments for four retailers. We have renewable supply agreements to merchandise the shoe departments in Stein Mart, Inc., Gordman’s, Inc., Filene’s Basement and Frugal Fannie’s Fashion Warehouse stores through December 2012, January 2013, January 2013 and April 2012, respectively. Filene’s Basement stores have been operated by a subsidiary of Syms Corp (“Syms”) since its purchase of 23 Filene’s Basement stores in June 2009. We own the merchandise and the fixtures (except for Filene’s Basement, where we only own the merchandise), record sales of merchandise net of returns and sales tax and provide management oversight. Our leased business partners provide the sales associates and retail space. We pay a percentage of net sales as rent. As of January 30, 2010, we supplied merchandise to 266 Stein Mart stores, 66 Gordmans stores, 23 Filene’s Basement stores and one Frugal Fannie’s store.
Merchandise Suppliers and Mix
We believe we have good relationships with our vendors. We purchase merchandise directly from more than 400 domestic and foreign vendors. Our vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have implemented quality control programs under which our DSW buyers are involved in establishing standards for quality and fit and our store personnel examine incoming merchandise in regards to color, material and overall quality of manufacturing. As the number of DSW locations increase and our sales volumes grow, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2009, 2008 and 2007, merchandise supplied by our top three vendors accounted for approximately 21%, 20% and 21% of our net footwear sales.
We separate our DSW merchandise into four primary categories — women’s footwear; men’s footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, we also offer a complementary assortment of handbags, hosiery and other accessories. The following table sets forth the approximate percentage of our sales attributable to each merchandise category for the fiscal years below:

Category	Fiscal 2009	Fiscal 2008	Fiscal 2007
Women’s	66%	66%	65%
Men’s	15%	15%	16%
Athletic	13%	14%	14%
Accessories and Other	6%	5%	5%

Distribution
Our primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear so we can take full advantage of each selling season. To further ensure prompt delivery, we engage a third party logistics service provider to receive orders originating from suppliers on the West Coast and some imports entering at a West Coast port of entry through our West Coast bypass. Shipments are shipped either from our West Coast bypass or our primary distribution center to our pool points and on to stores. We continue to evaluate expansion of the bypass process for applicability in other parts of the country. We also have a fulfillment center in Columbus, Ohio to process orders for dsw.com, which are shipped directly to customers using a third party shipping provider.
Competition
We view our primary competitors to be department stores and brand-oriented discounters. However, the fragmented shoe market means we face competition from many sources. We also compete with mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers and multi-channel specialty retailers. We believe shoppers prefer our breathtaking assortment, irresistible value and convenience. Many of our competitors generally offer a more limited assortment at higher initial prices in a less convenient format than DSW and without the benefits of the “DSW Rewards” program. In addition, we believe that we successfully compete against retailers who have attempted to duplicate our format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons, unlike DSW’s current on-trend merchandise.
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
Associates
As of January 30, 2010, we employed approximately 10,000 associates. None of our associates are covered by any collective bargaining agreements. We offer competitive wages, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term and short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.
Seasonality
Our business is subject to seasonal merchandise trends when our customers’ interest in new seasonal styles increases. Unlike many other retailers, we have not historically experienced a large increase in net sales during our fourth quarter associated with the winter holiday season.
Available Information
DSW electronically files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to such reports. The public may read and copy any materials that DSW files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about DSW, including its reports filed with or furnished to the SEC, is available through DSW’s website at www.dswinc.com. Such reports are accessible at no charge through DSW’s website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.
We have included our website addresses throughout this filing as textual references only. The information contained on our websites is not incorporated into this Form 10-K.

ITEM 1A.	RISK FACTORS.
In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating DSW. If any of the events described below occurs, our business, financial condition and results of operations and future growth prospects could be negatively affected.
Risks Relating to Our Business
We plan to open approximately ten stores in fiscal 2010 and are currently evaluating our strategy for fiscal 2011 and beyond, which could strain our resources and have a material adverse effect on our business and financial performance.
Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2009, 2008 and 2007, we opened 9, 41 and 37 new DSW stores, respectively. We plan to open approximately ten stores in fiscal 2010 and are currently evaluating our strategy for fiscal 2011 and beyond. As of January 30, 2010, we have signed leases for an additional six stores opening in fiscal 2010 and fiscal 2011. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase investments in management information systems and distribution facilities. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse effect on our operations and financial performance and slow our growth.
We may be unable to open all the stores contemplated by our growth strategy on a timely basis, and new stores we open may not be profitable or may have an adverse impact on the profitability of existing stores, either of which could have a material adverse effect on our business, financial condition and results of operations.
We plan to open approximately ten stores in fiscal 2010. However, we may not achieve our planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. Our ability to open and operate new DSW stores on a timely and profitable basis depends on many factors, including, among others, our ability to:
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
To the extent that we open new DSW stores in our existing markets, we may experience reduced net sales in existing stores in those markets. As our store base increases, our stores will become more concentrated in the markets we serve. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced. This could have a material adverse effect on our business, financial condition and results of operations.

We have entered into Supply Agreements with Stein Mart, Gordmans and Filene’s Basement. If Stein Mart, Gordmans or Filene’s Basement were to terminate our supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.
Our supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart, Gordmans and Filene’s Basement, our contractual termination dates are December 2012, January 2013 and January 2013, respectively. In addition, the agreements contain provisions that may trigger an earlier termination. For fiscal 2009, the sales from our leased business segment represent approximately 9.2% of our total company sales. In the event of the loss of one of these leased supply agreements, it is unlikely that we would be able to proportionately reduce expenses to the reduction of sales.
The performance of our leased departments is highly dependant on the performance of Stein Mart, Gordmans and Filene’s Basement. In fiscal 2009, Filene’s Basement filed for bankruptcy protection and its assets were purchased by a subsidiary of Syms, which now operates stores under the Filene’s Basement name. If Stein Mart, Gordmans or Filene’s Basement were to terminate our supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.
We launched dsw.com in fiscal 2008, which may not be successful and could adversely affect our results of operations or distract management from our core business.
We launched dsw.com in fiscal 2008 to sell shoes and related accessories through our website. We have a ten-year lease agreement for space to serve as a fulfillment center for dsw.com distribution. The operation of such a business channel could distract management from our core business, take business from our existing store base resulting in lower sales in our stores or be unsuccessful. In the event that our actual sales are lower than planned, we will likely take markdowns on inventory which will adversely affect gross margin. In the event that we lose focus on our core business, impact sales in our existing store base or are unsuccessful in the operation of dsw.com, it may have a material adverse effect on our business, results of operations, financial condition or result in asset impairment charges related to assets used specifically by dsw.com.
We rely on our good relationships with vendors to purchase better-branded merchandise at favorable prices. If these relationships were to be impaired, we may not be able to obtain a sufficient assortment of merchandise at attractive prices, and we may not be able to respond promptly to changing fashion trends, either of which could have a material adverse effect on our competitive position, our business and financial performance.
We do not have long-term supply agreements or exclusive arrangements with any vendors and, therefore, our success depends on maintaining good relationships with our vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores. If we fail to maintain our relationships with our existing vendors or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season better-branded merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our competitive position. In addition, our inability to stock our DSW stores with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our stores, which could adversely affect our financial performance.
During fiscal 2009, merchandise supplied to DSW by three key vendors accounted for approximately 21% of our net footwear sales. The loss of or a reduction in the amount of merchandise made available to us by any one of these vendors could have an adverse effect on our business.
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
Our business is subject to seasonal merchandise trends when our customers’ interest in new seasonal styles increases. As a result of seasonal merchandise trends, any factors negatively affecting us during these periods, including adverse weather, the timing and level of markdowns, fashion trends or unfavorable economic conditions, could have a material adverse effect on our financial condition, operating cash flow and results of operations for the entire year.
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
Our business is sensitive to customers’ spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and quarterly financial performance, including:
•	challenging U.S. economic conditions and, in particular, the retail sales environment;
•	changes in our merchandising strategy;
•	timing and concentration of new DSW store openings and related new store and other start-up costs;
•	levels of new store expenses associated with new DSW stores;
•	changes in our merchandise mix;
•	changes in and regional variations in demographic and population characteristics;
•	timing of promotional events;
•	seasonal fluctuations due to weather conditions; and
•	actions by our competitors.
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
Our information systems are an integral part of our growth strategy in efficiently operating our stores, in managing the operations of a growing store base and resolving security risks related to our electronic processing and transmission of confidential customer information. The capital required to keep our information systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any upgrade and our ability to protect ourselves from any future security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, most specifically, store operations, our distribution and fulfillment centers and our merchandising team.
While we maintain business interruption and property insurance, in the event our data center was to be shut down, our insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be paid timely.

The loss or disruption of our distribution and fulfillment centers could have a material adverse effect on our business and operations.
For DSW stores and leased departments, the majority of our inventory is shipped directly from suppliers to our primary distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to our stores. Through a third party, we also operate a west coast bypass where shipments bypass our primary distribution center and go directly to one of our pool locations from the west coast bypass. For dsw.com, our inventory is shipped directly from our fulfillment center to customers’ homes. Our operating results depend on the orderly operation of our receiving and distribution process, which in turn depends on third-party vendors’ adherence to shipping schedules and our effective management of our distribution facilities. We may not anticipate all the changing demands that our expanding operations will impose on our receiving and distribution system, and events beyond our control, such as disruptions in operations due to catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores.
While we maintain business interruption and property insurance, in the event our distribution and fulfillment centers were to be shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at our distribution and fulfillment centers, our insurance may not be sufficient, and insurance proceeds may not be paid timely.
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
The retail footwear market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, multi-channel specialty retailers and brand-oriented discounters. Some of our competitors are larger and have substantially greater resources than we do. Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service. The performance of our competitors, as well as a change in their pricing policies as a result of the current economic environment, marketing activities and other business strategies, could have a material adverse effect on our business, financial condition, results of operations and our market share.
We are dependent on our “DSW Rewards” program to drive traffic, sales and loyalty.
“DSW Rewards” is a customer loyalty program that we rely on to drive customer traffic, sales and loyalty. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. In fiscal 2009, shoppers in the loyalty program generated approximately 84% of DSW store and dsw.com sales versus approximately 76% of DSW store and dsw.com sales in fiscal 2008. As of January 30, 2010, approximately 13 million members enrolled in “DSW Rewards” have made at least one purchase over the course of the last two fiscal years, compared to approximately 10 million members as of January 31, 2009. In the event that our “DSW Rewards” members do not continue to shop at DSW or the number of members decreases, it could have a material adverse effect on our sales and results of operations.
The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits.
The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which may result in reductions in customer traffic and comparable store sales in our existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair long-lived assets or impair goodwill.
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
We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2009 was manufactured outside the United States. For this reason, we face risks inherent in purchasing from foreign suppliers, such as:
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
We have a $150 million secured revolving credit facility with a term expiring July 2010. Under this facility, we and our subsidiaries are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under our secured revolving credit facility are secured by a lien on substantially all of our and one of our subsidiary’s personal property and a pledge of our shares of DSW Shoe Warehouse, Inc. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

We may be unable to secure a replacement credit facility upon the termination of our existing credit facility in July 2010 or the terms of a replacement credit facility could be materially different than the terms we have today.
Our current credit facility expires in July 2010. While we do not currently have borrowings under our credit facility, we had approximately $17.4 million of letters of credit outstanding as of January 30, 2010. Based upon the current credit markets, we may be unable to secure a replacement credit facility, or if we are able to secure a replacement credit facility, the terms of such credit may be materially different from our current terms. Such revised terms or the price of credit could have a material adverse effect on our business, financial condition or results of operations. Further, in the event we are unable to secure a replacement credit facility, our future liquidity may be impacted, which could have a material adverse effect on our financial condition and results of operations.
The investment of our cash and short-term investments are subject to risks that could affect the liquidity of these investments.
As of January 30, 2010 we had cash and short-term investments of $289.3 million. A portion of these are held as cash in operating accounts that are with third party financial institutions. While we regularly monitor the cash balances in our operating accounts and adjust the balances as appropriate to be within Federal Deposit Insurance Corporation (“FDIC”) insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our cash and equivalents.
We have investments in tax exempt, tax advantaged and taxable bonds, tax exempt term notes, and certificates of deposit. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. To date, we have experienced other-than-temporary impairments of $2.9 million, excluding of $0.5 million of realized gains, and $1.1 million, respectively, in fiscal 2009 and 2008, related to our investments in auction rate securities. Our investments in auction rate securities have either been sold or fully impaired and no longer represent an impairment risk.
While we generally invest in lower risk investments, investment risk has been and may further be exacerbated by credit and liquidity issues that have affected various sectors of the financial markets. As the financial markets have become more volatile, it has been increasingly difficult to invest in highly rated, low risk investments. We can provide no assurance that access to our cash and short-term investments, their earning potential or our ability to invest in highly rated, low risk investments will not be impacted by adverse conditions in the financial markets. These market risks associated with our cash and short-term investments may have an adverse effect on our business, financial condition, liquidity and results of operations.
We are controlled directly by Retail Ventures and indirectly by SSC and its affiliates, whose interests may differ from our other shareholders.
As of January 30, 2010, Retail Ventures, a public corporation, owns 100% of our outstanding Class B Common Shares, which represents approximately 62.4% of our outstanding Common Shares. These shares collectively represent approximately 93.0% of the combined voting power of our outstanding Common Shares.
As of January 30, 2010, SSC and its affiliates, in the aggregate, owned approximately 52.0% of the outstanding Retail Ventures Common Shares and beneficially owned approximately 53.6% of the outstanding Retail Ventures Common Shares (assumes the issuance of 1,731,460 Retail Ventures Common Shares issuable upon the exercise of warrants held by SSC and its affiliates). SSC and its affiliates that own Retail Ventures Common Shares are privately held entities controlled by Jay L. Schottenstein, Chairman of our Board of Directors, and members of his immediate family. Given their respective ownership interests, Retail Ventures and, indirectly, SSC and its affiliates, control or substantially influence the outcome of all matters submitted to our shareholders for approval, including, the election of directors, mergers or other business combinations, and acquisitions or dispositions of assets. The interests of Retail Ventures, SSC and their affiliates may differ from or be opposed to the interests of our other shareholders, and its control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.
SSC and Retail Ventures or their affiliates may compete directly against us.
Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to Retail Ventures, SSC and/or its affiliates and us. Our amended and restated articles of incorporation provide that Retail Ventures and SSC are under no obligation to communicate or offer any corporate opportunity to us. In addition, Retail Ventures and SSC and/or its affiliates have the right to engage in similar activities as us, do business with our suppliers and customers and, except as limited by the master separation agreement, employ or otherwise engage any of our officers or employees. SSC and its affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, apparel companies and real estate acquisitions. The provisions of the separation agreement also outline how corporate opportunities are to be assigned in the event that our, Retail Ventures’ or SSC’s directors and officers learn of corporate opportunities.

Some of our directors and officers also serve as directors and officers of Retail Ventures, and may have conflicts of interest because they may own Retail Ventures stock or options to purchase Retail Ventures stock, or they may receive cash- or equity-based awards based on the performance of Retail Ventures.
Some of our directors and officers also serve as directors or officers of Retail Ventures and may own Retail Ventures stock or options to purchase Retail Ventures stock, or they may be entitled to participate in the Retail Ventures incentive plans. Jay L. Schottenstein is our Chairman of the Board of Directors and Chairman of the Board of Directors of Retail Ventures; Harvey L. Sonnenberg is a director of DSW and of Retail Ventures; and James A. McGrady is a Vice President of DSW and the Chief Executive Officer, President, Chief Financial Officer and Treasurer of Retail Ventures. The Retail Ventures incentive plans provide cash- and equity-based compensation to employees based on Retail Ventures’ performance. These employment arrangements and ownership interests or cash- or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own Retail Ventures stock or stock options or who participate in these incentive plans are faced with decisions that could have different implications for Retail Ventures than they do for us. These potential conflicts of interest may not be resolved in our favor.
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
As of January 30, 2010, there were 16,378,876 Class A Common Shares of DSW outstanding. Additionally, there were 267,425 restricted stock units and 129,705 director stock units outstanding as of January 30, 2010 that were issued pursuant to the terms of DSW’s equity incentive plan. The remaining 27,382,667 Class B Common Shares outstanding are restricted securities within the meaning of Rule 144 under the Securities Act but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144.
SSC and its affiliates, Cerberus Partners L.P., or Cerberus, and Millennium Partners, L.P., or Millennium, have the right to acquire Class A Common Shares of DSW from Retail Ventures pursuant to warrant agreements they have with Retail Ventures. All of these Common Shares are eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. Retail Ventures has registration rights with respect to its DSW Common Shares in specified circumstances pursuant to the master separation agreement. In addition, SSC and its affiliates and Cerberus (and any party to whom either of them transfers at least 15% of their interest in registrable DSW Common Shares) have the right to require that we register for resale in specified circumstances the Class A Common Shares issued to them upon exercise of their warrants, and each of these entities and Millennium will be entitled to participate in registrations initiated by the other entities.
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
We and Retail Ventures have entered into a number of agreements governing our separation from and our future relationship with Retail Ventures, including a master separation agreement, an Amended and Restated Shared Services Agreement and a tax separation agreement, in the context of our relationship to Retail Ventures. Accordingly, the terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s length negotiations with unaffiliated third parties. The tax separation agreement governs the respective rights, responsibilities, and obligations of Retail Ventures and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns.
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
Retail Ventures is obligated to indemnify us for losses that a party may seek to impose upon us or our affiliates for liabilities relating to the Retail Ventures business that are incurred through a breach of the master separation agreement or any ancillary agreement by Retail Ventures, if such losses are attributable to Retail Ventures in connection with our initial public offering or are not expressly assumed by us under the master separation agreement. Any claims made against us that are properly attributable to Retail Ventures in accordance with these arrangements require us to exercise our rights under the master separation agreement to obtain payment from Retail Ventures. We are exposed to the risk that, in these circumstances, Retail Ventures cannot, or will not, make the required payment. If this were to occur, our business and financial performance could be adversely affected.

Possible future sales of Class A Common Shares by Retail Ventures, SSC and its affiliates, Cerberus and Millennium could adversely affect prevailing market prices for the Class A Common Shares.
Retail Ventures may sell any and all of the Common Shares held by it subject to applicable securities laws and the restrictions set forth below. In addition, SSC and its affiliates, Cerberus and Millennium have the right to acquire from Retail Ventures Class A Common Shares of DSW. Sales or distribution by Retail Ventures, SSC and its affiliates, Cerberus and Millennium of a substantial number of Class A Common Shares in the public market or to their respective shareholders, or the perception that such SSC and its affiliates, Cerberus and Millennium sales or distributions could occur, could adversely affect prevailing market prices for the Class A Common Shares.
Retail Ventures has not advised us that it currently intends to dispose of the Common Shares owned by it, excluding the sale of 320,000 Class B Common Shares to DSW and except to the extent necessary to satisfy its obligations, including obligations under the PIES and obligations under warrants it has granted to SSC and its affiliates, Cerberus, and Millennium. In addition, Retail Ventures is subject to contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. Retail Ventures is also subject to contractual obligations with the holders of the PIES to retain enough DSW Common Shares to be able to satisfy its obligations to deliver shares to the holders of the PIES. In addition, in the event that the PIES were to be accelerated, a payment which is required to be paid to the PIES holders by RVI can be satisfied by, in lieu of paying cash, using additional Class A Common Shares upon compliance with the terms of the instruments governing the PIES. The settlement of the PIES will not change the number of DSW Common Shares outstanding, although shares delivered upon the settlement of the PIES will generally be freely tradable by the former PIES holders as a result of having been registered in connection with the initial issuance of the PIES.
If Retail Ventures were to require funds to service or refinance its indebtedness or to fund its operations in the future and could not obtain capital from alternative sources, it could seek to sell some or all of the Common Shares of DSW that it holds in order to obtain such funds. On January 15, 2010, we entered into a share purchase agreement with RVI pursuant to which RVI sold to us 320,000 Class B Common Shares, without par value, of DSW, for an aggregate amount of $8.0 million.
Similarly, SSC and its affiliates, Cerberus and Millennium are not subject to any contractual obligation to retain Class A Common Shares they may acquire from Retail Ventures. As a result, there can be no assurance concerning the period of time during which Retail Ventures, SSC and its affiliates, Cerberus and Millennium will maintain their respective beneficial ownership of Common Shares in the future. Retail Ventures, SSC and its affiliates, and Cerberus (and any party to whom either of them transfers at least 15% of their interest in registrable DSW Common Shares) will have registration rights with respect to their respective Common Shares, which would facilitate any future distribution, and SSC and its affiliates, Cerberus and Millennium will be entitled to participate in the registrations initiated by the other entities.
RVI has a long-term lease and DSW has agreed to pay two-thirds of the expense related to the lease.
RVI is party to a lease for an office facility in Columbus, Ohio (the “Premises”) as of September 2003. In April 2005, RVI sublet the Premises to a third-party at a rent that was lower than the rent charged to RVI under the lease. RVI remains liable under the lease through the lease expiration date in 2024. DSW, through the master separation agreement with RVI, agreed to pay two-thirds of any net expense and receive two-thirds of any net profit from the lease. In fiscal 2010, DSW expects to pay $0.5 million related to this agreement. In the event the third-party subtenant defaults under the sublease or vacates the premises, the amount of this increased expense could be material and may have a negative impact on our results of operations and financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
All DSW stores, our distribution and fulfillment centers, a trailer parking lot and our office facilities are leased or subleased. As of January 30, 2010, we leased or subleased 19 DSW stores, our corporate office, our primary distribution center, a trailer parking lot and our dsw.com fulfillment center, from entities affiliated with SSC. The remaining DSW stores are leased from unrelated entities. Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints and are for a fixed term with options for three to five extension periods, each of which is for a period of four or five years, exercisable at our option.
As of January 30, 2010, we operated 305 DSW stores. See the table on page 4 for a listing of the states where our DSW stores are located. Our primary distribution facility, our principal executive office and our dsw.com fulfillment center are located in Columbus, Ohio. The lease for our distribution center and our executive office space expires in December 2021 and has three renewal options with terms of five years each. The lease for our dsw.com fulfillment center expires in September 2017 and has two renewal options with terms of five years each.

ITEM 3.	LEGAL PROCEEDINGS.
We are involved in various legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to our results of operations or financial condition. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise the estimates as needed. Revisions in our estimates and the amount of potential liability could materially impact our future results of operations and financial condition.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Class A Common Shares are listed for trading under the ticker symbol “DSW” on the NYSE. As of March 1, 2010, there were 14 holders of record of our Class A Common Shares and one holder of record of our Class B Common Shares, Retail Ventures. The following table sets forth the high and low sales prices of our Class A Common Shares as reported on the NYSE for each respective quarter:

	High	Low
Fiscal 2008:
First Quarter	20.69	11.46
Second Quarter	15.50	10.10
Third Quarter	16.32	9.17
Fourth Quarter	13.21	7.30
Fiscal 2009:
First Quarter	11.70	6.66
Second Quarter	13.82	9.30
Third Quarter	22.43	11.99
Fourth Quarter	27.44	18.62
We do not anticipate paying cash dividends on our Common Shares during fiscal 2010. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by us up to the aggregate amount of $5.0 million less the amount of any borrower advances made to Retail Ventures by us or our subsidiaries.
In January 2010, we amended our credit facility to allow us to repurchase Class B Common Shares from RVI. This amendment allows us to repurchase up to $10 million in both the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 provided that we are not in default and that our cash and investments balance remains greater than $200 million. On January 15, 2010, we entered into a share purchase agreement with RVI pursuant to which RVI sold us 320,000 Class B Common Shares for an aggregate amount of $8.0 million.

			Total number of	Approximate dollar
	Total number		shares purchased as	value of shares that may
	of shares	Average price	part of publicly	yet be purchased under
Period	purchased	paid per share	announced programs	the programs
November 1, 2009 to November 28, 2009
November 29, 2009 to January 2, 2010
January 3, 2010 to January 30, 2010	320,000	$25.00

	320,000	$25.00

Performance Graph
The following graph compares our cumulative total stockholder return of our Class A Common Shares with the cumulative total return of the S & P MidCap 400 Index and the S & P Retailing Index, both of which are published indexes. This comparison includes the period beginning June 29, 2005, our first day of trading after our initial public offering, and ending on January 30, 2010.
The comparison of the cumulative total returns for each investment assumes $100 was invested on June 29, 2005 and that all dividends were reinvested.

	Fiscal years ended
Company / Index	6/29/05	1/28/06	2/3/07	2/2/08	1/31/09	1/30/10
DSW Inc.	$100	$111.37	$167.04	$76.92	$41.58	$100.42
S&P MidCap 400 Index	100	114.30	123.40	120.65	76.04	109.02
S&P Retailing Index	100	104.76	119.41	98.25	61.32	95.37

ITEM 6.	SELECTED FINANCIAL DATA.
The following table sets forth, for the periods presented, various selected financial information. Such selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, set forth in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	For the fiscal years ended
	1/30/10	1/31/09	2/02/08	2/03/07	1/28/06
	(dollars in thousands, except per share and net sales per average gross square foot)
Statement of Income Data: (1)
Net sales(2)	$1,602,605	$1,462,944	$1,405,615	$1,279,060	$1,144,061
Gross profit(3)	$467,492	$379,099	$370,135	$366,351	$315,719
Depreciation and amortization	$46,260	$36,336	$25,055	$20,686	$19,444
Operating profit(4)	$93,455	$42,813	$81,321	$100,714	$70,112
Net income(4)	$54,741	$26,902	$53,775	$65,464	$37,181
Diluted earnings per share	$1.23	$0.61	$1.21	$1.48	$1.00

Balance Sheet Data:
Total assets	$850,756	$721,197	$693,882	$608,303	$507,715
Working capital(5)	$382,271	$295,721	$282,717	$298,704	$238,528
Current ratio(6)	2.70	2.87	2.67	2.88	2.71
Total shareholders’ equity	$524,881	$465,584	$433,480	$374,579	$304,716

Other Data:
Capital expenditures	$21,785	$80,974	$102,451	$42,407	$25,537
Number of DSW stores:(7)
Beginning of period	298	259	223	199	172
New stores	9	41	37	29	29
Closed/re-categorized stores(7)	(2)	(2)	(1)	(5)	(2)

End of period	305	298	259	223	199
Comparable DSW stores (units)(8)	249	217	192	163	139
DSW total square footage (9)	6,839,975	6,749,690	6,142,685	5,534,243	5,061,642
Average gross square footage(10)	6,840,199	6,454,396	5,814,398	5,271,748	4,721,129
Net sales per average gross square foot (11)	$203	$196	$212	$218	$217
Number of leased departments at end of period	356	377	378	360	238
Total comparable store sales change(8)	3.2%	(5.9%)	(0.8%)	2.5%	5.4%

(1)	Fiscal 2006 was based on a 53 week year. All other fiscal years are based on a 52 week year.

(2)	Includes net sales of leased departments and dsw.com.

(3)	Gross profit is defined as net sales less cost of sales.

(4)
Results for the fiscal year ended January 28, 2006 include a $6.5 million pre-tax charge in operating profit, a $3.9 million after- tax charge to net income, related to the reserve for estimated losses associated with the theft of credit card and other purchase information.

(5)	Working capital represents current assets less current liabilities.

(6)	Current ratio represents current assets divided by current liabilities.

(7)	Two combination DSW/Filene’s Basement stores were re-categorized as leased departments at the beginning of fiscal 2005.

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
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement” on page 1 for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report on Form 10-K.
Overview
Key Financial Measures
In evaluating our results of operations, we refer to a number of key financial and non-financial measures relating to the performance of our business. Among our key financial measures are net sales, operating profit and net income. Other measures that we use in evaluating our performance include number of DSW stores and leased departments, net sales per average gross square foot for DSW stores and change in comparable stores sales.
The following describes certain line items set forth in our consolidated statement of income:
Net Sales. We record net sales exclusive of sales tax and net of returns. For comparison purposes, we define stores and leased departments as comparable or non-comparable. A store’s or leased department’s sales are included in comparable store sales if the store or leased department has been in operation at least 14 months at the beginning of the fiscal year. Stores and leased departments are excluded from the comparison in the quarter that they close. Stores that are remodeled or relocated are excluded from the comparison if there is a material change in the size of the store or the location.
Cost of Sales. Our cost of sales includes the cost of merchandise, which includes markdowns and shrinkage. Cost of sales also includes distribution and warehousing expenses (including depreciation) and store occupancy expenses (excluding depreciation and including impairments).
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

Fiscal Year
We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. Fiscal 2009, 2008 and 2007 each consisted of 52 weeks.
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
Amended and Restated Shared Services Agreement. Effective March 17, 2008, we entered into an Amended and Restated Shared Services Agreement with RVI and its subsidiaries. Pursuant to the terms of the Amended and Restated Shared Services Agreement, DSW provides RVI and its subsidiaries with key services relating to risk management, tax, financial services, benefits administration, payroll and information technology. The current term of the Amended and Restated Shared Services Agreement expired at the end of fiscal 2009, was extended automatically for fiscal 2010 and will be extended automatically for additional one-year terms unless terminated by one of the parties. With respect to each shared service, we cannot reasonably anticipate whether the services will be shared for a period shorter or longer than the initial term.
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
We have been included in the Consolidated Group for periods in which Retail Ventures owned at least 80% of the total voting power and value of our outstanding stock. Following completion of our initial public offering in July 2005, we are no longer included in the federal Consolidated Group. Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Similarly, in some state and local jurisdictions, each member of a consolidated, combined or unitary group is jointly and severally liable for the state and local income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, although the tax separation agreement allocates tax liabilities between us and Retail Ventures, for any period in which we were included in the Consolidated Group or a Combined Group, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of the Consolidated Group or a Combined Group.
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
For fiscal years after fiscal 2007, DSW and RVI will no longer reimburse each other for the benefits or detriments derived from combined and unitary state and local filing positions.
Critical Accounting Policies and Estimates
As discussed in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to inventory valuation, investments, depreciation, amortization, recoverability of long-lived assets (including intangible assets), estimates for self-insurance reserves for health and welfare, workers’ compensation and casualty insurance, investments, income taxes and revenue recognition. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
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

•
Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at net realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.

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

We record a reduction to inventories and charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Our estimates are based on both our historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported our shrinkage estimates. If our estimate of shrinkage, on a cost basis, were to increase or decrease 0.5% as a percentage of DSW Inc. sales, it would result in approximately $3.3 million decrease or increase to operating profit.

Markdowns represent the excess of the carrying value over the amount we expect to realize from the ultimate disposition of the inventory. Factors considered in the determination of markdowns include customer preference and fashion trends. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

Our cost of sales includes the cost of merchandise, which includes markdowns and shrinkage. We also include in the cost of sales expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation and including impairments). Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities, maintenance and other operating costs that are passed to us from the landlord. Distribution costs include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to our stores and from the fulfillment center to the customer. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to us by our landlords.

•
Investments. Our investments are valued using a market-based approach using level 1 and 2 inputs. Our equity investment is recorded at cost and reviewed for impairment using an income approach valuation model that uses level 3 inputs such as the financial condition and future prospects of the entity.

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

•
Asset Impairment and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset or asset group over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is generally included in cost of sales. We believe as of January 30, 2010 that the long-lived assets’ carrying amounts and useful lives are appropriate. We do not believe that there will be material changes in the estimates or assumptions we use to calculate asset impairments. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

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

•
Customer Loyalty Program. We maintain a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience.

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

Results of Operations
Overview
Total net sales in fiscal 2009 increased 9.5% due to positive comparable store sales of 3.2%, new DSW stores and increased dsw.com sales. Positive comparable store sales were driven by an increase in traffic and average unit retail resulting from a strong performance in the women’s and accessories categories. Gross profit as a percentage of net sales for fiscal 2009 improved 330 basis points compared to fiscal 2008. Operating expenses as a percentage of net sales increased 40 basis points for the same period driven by an increase in bonus expense resulting from improved operating results.
We have continued making investments in our business that are critical to long-term growth, such as improved information technology systems and new stores. As of January 30, 2010, our cash and short-term investments balance increased to $289.3 million and we have no long-term debt.
As of January 30, 2010, we operated 305 DSW stores, dsw.com and leased departments in 266 Stein Mart stores, 66 Gordmans stores, 23 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in three operating segments, defined as DSW stores, dsw.com and leased departments. DSW stores and dsw.com are aggregated and presented as one reportable segment, the DSW segment.

The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	For the fiscal years ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	(70.8)	(74.1)	(73.7)

Gross profit	29.2	25.9	26.3
Operating expenses	(23.4)	(23.0)	(20.5)

Operating profit	5.8	2.9	5.8
Interest income, net	0.1	0.2	0.4
Non-operating expense, net	(0.2)	(0.1)

Earnings before income taxes	5.7	3.0	6.2
Income tax provision	(2.3)	(1.2)	(2.4)

Net income	3.4%	1.8%	3.8%

Fiscal Year Ended January 30, 2010 (Fiscal 2009) Compared to Fiscal Year Ended January 31, 2009 (Fiscal 2008)
Net Sales. Sales for the fiscal year ended January 30, 2010 increased by 9.5% from the fiscal year ended January 31, 2009. The following table summarizes the increase in our net sales:

For the fiscal year ended
January 30, 2010
(in millions)
Net sales for the fiscal year ended January 31, 2009	$1,462.9
Increase in comparable store sales	42.8
Net increase in 2008 and 2009 new stores, dsw.com and closed store sales	96.9

Net sales for the fiscal year ended January 30, 2010	$1,602.6

The following table summarizes our sales change by segment and in total:

	For the fiscal years ended
	January 30,	January 31,
	2010	2009
	(in millions)
DSW	$1,455.0	$1,298.9
Leased departments	147.6	164.0

Total DSW Inc.	$1,602.6	$1,462.9

The following table summarizes our comparable store sales change by segment and in total:

Fiscal year ended
January 30, 2010
DSW	4.0%
Leased departments	(3.6%)
Total DSW Inc.	3.2%
The increase in comparable store sales was primarily a result of an increase in traffic and average unit retail. DSW segment comparable sales increased in women’s footwear by 4.9%, athletic footwear by 1.8% and accessories by 12.6% and decreased in men’s footwear by 3.8%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 25.9% in fiscal 2008 to 29.2% in fiscal 2009. By segment and in total, gross profit as a percentage of net sales was:

	For the fiscal years ended
	January 30,	January 31,
	2010	2009
DSW	30.2%	27.1%
Leased departments	19.1%	16.6%
Total DSW Inc.	29.2%	25.9%
The increase in DSW segment gross profit was primarily a result of an increase of 190 basis points in merchandise margin and a decrease of 120 basis points in store occupancy expense. DSW segment merchandise margin, gross profit excluding warehousing and store occupancy, for fiscal 2009 increased as a percentage of net sales to 44.7% from 42.8% for fiscal 2008 as the result of a decrease in markdown activity. Store occupancy expense for the DSW segment as a percentage of net sales decreased to 12.9% for fiscal 2009 from 14.1% for fiscal 2008 as a result of increased average store sales, a reduction in store impairments and disposals of property and equipment and rent concessions from landlords.
As a percentage of net sales, gross profit for the leased departments increased to 19.1% for fiscal 2009 from 16.6% for fiscal 2008 due to decreased markdowns. The decrease in markdowns was a result of continued enhancements to the clearance markdown process and aligning our inventory position to sales demand.
Operating Expenses. Operating expenses as a percentage of net sales were 23.4% and 23.0% for fiscal 2009 and 2008, respectively. Improved operating results increased bonus expense as a percentage of net sales by 110 basis points. The increase in bonus expense was partially offset by 70 basis points of leverage in other operating expenses as a percentage of net sales. Further, decreases in store, new store and overhead expenses as a percentage of net sales were offset by a 60 basis point increase in marketing expense and a 40 basis point increase in depreciation expense. Store expenses decreased as a percentage of net sales by 60 basis points. New store expenses as a percentage of net sales decreased by 30 basis points due to DSW opening 32 fewer stores in fiscal 2009 compared to fiscal 2008. Overhead expenses, excluding bonus expense, decreased as a percentage of net sales by 80 basis points.
Operating Profit. Operating profit increased as a percentage of net sales to 5.8% for fiscal 2009 from 2.9% for fiscal 2008. As a percentage of net sales, this increase was primarily the result of an increase in gross profit partially offset by an increase in operating expenses.
Interest Income, Net. Interest income, net of interest expense, was 0.1% and 0.2%, respectively, as a percentage of net sales for fiscal 2009 and 2008. While cash and short-term investments increased as compared to fiscal 2008, the increase was offset by a decrease in interest rates.
Non-operating Expense, Net. Non-operating expense, net for fiscal 2009 represents other-than-temporary impairments on our auction rate securities net of realized gains related to the sale of preferred shares, which were the underlying assets of two auction rate securities. Non-operating expense, net for fiscal 2008 represents other-than-temporary impairments of our auction rate securities.
Income Taxes. Our effective tax rate for fiscal 2009 was 40.4%, compared to 39.3% for fiscal 2008. The increase in the effective tax rate was primarily a result of the valuation allowance related to other-than-temporary impairments.
Net Income. For fiscal 2009, net income increased 103.5%, compared to fiscal 2008 and represented 3.4% and 1.8% of net sales, respectively. This increase was primarily the result of an increase in gross profit partially offset by an increase in operating expenses.

Fiscal Year Ended January 31, 2009 (Fiscal 2008) Compared to Fiscal Year Ended February 2, 2008 (Fiscal 2007)
Net Sales. Sales for the fiscal year ended January 31, 2009 increased by 4.1% from the fiscal year ended February 2, 2008. The following table summarizes the increase in our net sales:

For the fiscal year ended
January 31, 2009
(in millions)
Net sales for the fiscal year ended February 2, 2008	$1,405.6
Decrease in comparable store sales	(74.6)
Net increase in 2007 and 2008 new stores, dsw.com and closed store sales	131.9

Net sales for the fiscal year ended January 31, 2009	$1,462.9

The following table summarizes our sales by segment and in total:

	For the fiscal years ended
	January 31,	February 2,
	2009	2008
	(in millions)
DSW	$1,298.9	$1,230.2
Leased departments	164.0	175.4

Total DSW Inc.	$1,462.9	$1,405.6

The following table summarizes our comparable store sales change by segment and in total:

Fiscal year ended
January 31, 2009
DSW	(5.8%)
Leased departments	(6.3%)
Total DSW Inc.	(5.9%)
The decrease in comparable sales was primarily a result of the challenging economic environment evidenced by a decrease in customer traffic and units per transaction. For fiscal 2008, DSW segment comparable sales decreased in women’s footwear by 6.0%, men’s footwear by 5.1%, accessories by 7.6% and athletic footwear by 5.4%.
Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales from 26.3% in fiscal 2007 to 25.9% in fiscal 2008. By segment and in total, gross profit as a percentage of net sales was:

	For the fiscal years ended
	January 31,	February 2,
	2009	2008
DSW	27.1%	28.0%
Leased departments	16.6%	14.7%
Total DSW Inc.	25.9%	26.3%
The merchandise margin for the DSW segment for fiscal 2008 increased as a percentage of net sales to 42.8% compared to merchandise margin of 42.1% in fiscal 2007 but was offset by increased store occupancy and distribution expenses as a percentage of net sales. The increase in merchandise margin was primarily a result of a decrease in markdowns due to managing inventory. The increase in distribution expense as a percentage of net sales was a result of expenses related to our dsw.com fulfillment center, which was not operating in fiscal 2007. Store occupancy expense for DSW as a percentage of net sales increased to 14.1% in fiscal 2008 from 12.9% in fiscal 2007 as a result of decreased average store sales as compared to fiscal 2007.
The gross profit for leased departments increased as a percentage of net sales compared to fiscal 2007 due to decreased markdowns partially offset by an increase in distribution expense as a percentage of net sales. The decrease in markdowns was a result of enhancements to the clearance markdown process and aligning our inventory position to sales demand.
Operating Expenses. For fiscal 2008, operating expenses increased as a percent of net sales to 23.0% from 20.5% in fiscal 2007. The increase in operating expenses as a percent of sales was driven by an increase in home office expenses and expenses related to the start-up and operation of dsw.com. Home office expenses as a percent of sales increased by 130 basis points due to increases in personnel and bonus costs, a one-time severance charge related to the fourth quarter workforce reduction and unreimbursed expenses related to services provided to Value City Department Stores. As a percentage of net sales, new store and store expenses were flat to last year.

Operating Profit. Operating profit decreased as a percentage of net sales to 2.9% in fiscal 2008 from 5.8% in fiscal 2007. The decrease in operating profit as a percentage of net sales was primarily a result of a decrease in gross profit and an increase in operating expenses.
Interest Income, Net. Interest income, net of interest expense, was 0.2% and 0.4%, respectively, as a percentage of net sales for fiscal 2008 and 2007. Interest income decreased due to the replacement of our short-term investments in favor of money market funds and other investments with lower yields.
Non-operating Expense, Net. Non-operating expense, net for fiscal 2008 represents other-than-temporary impairments on our auction rate securities. There was no non-operating expense in fiscal 2007.
Income Taxes. Our effective tax rate for fiscal 2008 was 39.3%, compared to 38.4% for fiscal 2007.
Net Income. For fiscal 2008, net income decreased 50.0% compared to fiscal 2007 and represented 1.8% and 3.8% of net sales, respectively. This decrease was primarily the result of a decrease in gross profit and an increase in operating expenses.
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
$150 Million Secured Revolving Credit Facility. We have a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiaries are named as co-borrowers. Our facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under this credit facility are secured by a lien on substantially all of our and one of our subsidiary’s personal property and a pledge of our shares of DSW Shoe Warehouse. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. As of January 30, 2010 and January 31, 2009, $132.6 million and $132.3 million, respectively, were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. As of January 30, 2010 and January 31, 2009, $17.4 million and $17.7 million in letters of credit, respectively, were issued and outstanding.
In January 2010, we amended our credit facility to allow us to repurchase Class B Common Shares from RVI. This amendment allows us to repurchase up to $10 million in both the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 provided that we are not in default and that our cash and investments balance remains greater than $200 million. On January 15, 2010, we entered into a share purchase agreement with RVI pursuant to which RVI sold us 320,000 Class B Common Shares for an aggregate amount of $8.0 million.
We are currently seeking a replacement secured revolving credit facility as our current credit facility will expire in July 2010. Based upon the current credit markets, the terms of the replacement credit facility may not be as favorable as our current terms.

Net Working Capital. Net working capital increased $86.6 million to $382.3 million as of January 30, 2010 from $295.7 million as of January 31, 2009. The increase in net working capital was primarily related to the increase in cash and short-term investments as a result of operating cash flow and a planned inventory increase. The increase in current assets was partially offset by an increase in accounts payable primarily related to the inventory increase, accrued bonus related to improved operating results and accrued taxes related to the increase in earnings before income taxes. As of January 30, 2010 and January 31, 2009, the current ratio was 2.7 and 2.9, respectively.
Net working capital increased $13.0 million to $295.7 million as of January 31, 2009 from $282.7 million as of February 2, 2008. There are several factors related to net working capital increase. Our cash and short-term investment balance had a net increase of $24.4 million due to operating cash flow and sales of long-term investments. The decrease in inventory was offset by a corresponding decrease in accounts payable. These items were partially offset by the decrease in accounts receivable related to fewer tenant and construction allowances due to the decrease in planned and committed future store openings and an increase in the bonus accrual due to an expected bonus payout. As of January 31, 2009 and February 2, 2008, the current ratio was 2.9 and 2.7, respectively.
Operating Activities
Net cash provided by operations in fiscal 2009 was $164.5 million, compared to $97.1 million for fiscal 2008. The increase in net cash provided by operations during fiscal 2009 was primarily due to the increase in net income and changes in net working capital.
Net cash provided by operations in fiscal 2008 was $97.1 million, compared to $70.9 million for fiscal 2007. The increase in net cash provided by operations during fiscal 2008 was primarily due to changes in net working capital partially offset by a decrease in net income.
We operate all our stores, our distribution and fulfillment centers and our office facilities from leased facilities. All lease obligations are accounted for as operating leases. We disclose the minimum payments due under operating leases in the notes to the financial statements included elsewhere in this Annual Report on Form 10-K.
Although our plan of continued expansion could place increased demands on our financial, managerial, operational and administrative resources and result in increased demands on management, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which may result in reductions in customer traffic and comparable store sales in our existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.
Investing Activities
For fiscal 2009, cash used in investing activities amounted to $87.5 million compared to $104.1 million for fiscal 2008. During the fiscal year ended January 30, 2010, $224.0 million of cash was used to purchase available-for-sale and held-to-maturity securities while $160.7 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. During fiscal 2009, we incurred $21.8 million in capital expenditures. Of this incurred amount, we incurred $10.4 million related to stores, $5.7 million related to supply chain projects and warehouses and $5.7 million related to information technology and infrastructure.
For fiscal 2008, cash used in investing activities amounted to $104.1 million compared to $82.8 million for fiscal 2007. During the fiscal year ended January 31, 2009, $207.6 million of cash was used to purchase available-for-sale and held-to-maturity securities while $185.6 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. During fiscal 2008, we incurred capital expenditures of $81.0 million. Of this amount, we incurred $53.8 million for new stores and remodels of existing stores, $12.1 million related to the warehouses, $5.0 million related to dsw.com and $10.1 million related to information technology equipment upgrades and new systems, excluding dsw.com.

We expect to spend approximately $40 million for capital expenditures in fiscal 2010. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. In fiscal 2009, we opened nine new DSW stores. We plan to open approximately ten stores in fiscal 2010. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store advertising and other new store expenses typically accounted for $0.2 million.
Financing Activities
For fiscal 2009, net cash used in financing activities of $6.7 million was primarily related to the purchase of our Class B Common Shares from RVI. Net cash provided by financing activities was less than $0.1 million for fiscal 2008 and $0.6 million in fiscal 2007.
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
The following table provides aggregated information about contractual obligations and other long-term liabilities as of January 30, 2010 (amounts in thousands):

	Payments due by Period
						No
		Less Than	1 - 3	3 -5	More Than	Expiration
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Date
Operating lease obligations (1)	$874,849	$129,729	$240,748	$210,071	$294,301	$
Construction commitments (2)	653	653
Purchase obligations (3)	2,117	1,246	821	50
Uncertain tax positions (4)	10,932				10,932

Total	$888,551	$131,628	$241,569	$210,121	$305,233	$

(1)
Many of our operating leases require us to pay contingent rent based on sales, common area maintenance costs and real estate taxes. Contingent rent, costs and taxes vary year by year and are based almost entirely on actual amounts incurred. As such, they are not included in the lease obligations presented above. Other non-current liabilities of $101.2 million are primarily comprised of deferred rent liabilities, construction and tenant allowances, and uncertain tax positions. Deferred rent, which is included in non-current liabilities, is excluded from this table as our payment obligations are included in the operating lease obligations. Construction and tenant allowances, which are included in non-current liabilities, are not contractual obligations as the balance represents cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease.

(2)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 30, 2010.

(3)	Many of our purchase obligations are cancelable by us without payment or penalty, and we have excluded such obligations, along with all associate employment and intercompany obligations.

(4)
The amount of obligations related to uncertain tax positions as of January 30, 2010 were $10.9 million, including approximately $1.9 million of accrued interest and penalties. Uncertain tax positions are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We may not be required to settle these obligations. Uncertain tax positions are included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

We had outstanding letters of credit that totaled approximately $17.4 million as of January 30, 2010. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.
As of January 30, 2010, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $0.7 million as of January 30, 2010. In addition, as of January 30, 2010, we have signed six lease agreements for new store locations opening in fiscal 2010 and fiscal 2011 with total annual rent of approximately $1.9 million. In connection with the new lease agreements, we expect to receive a total of approximately $2.5 million of construction and tenant allowances, which reimburses us for expenditures at these locations.
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
Off-Balance Sheet Arrangements
As of January 30, 2010, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our cash and equivalents have maturities of 90 days or fewer. We also have investments in tax exempt, tax advantaged and taxable bonds, tax exempt term notes, variable rate demand notes and certificates of deposit. We have $15.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service® (“CDARS”), which provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 7 to 84 days. Our other types of short-term investments generally have interest reset dates of every 7 to 28 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher interest investments.
As of January 30, 2010, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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
Management assessed the effectiveness of our internal control system as of January 30, 2010. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that it maintained effective internal control over financial reporting, as of January 30, 2010.
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
In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2010, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference to satisfy the remaining information required by this Item.

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
EQUITY COMPENSATION PLAN TABLE
The following table sets forth additional information as of January 30, 2010, about our Class A Common Shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Number of securities
remaining available for
	Number of securities to		Weighted-average	future issuance under equity
	be issued upon exercise		exercise price of	compensation plans
	of outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights (a)		warrants and rights (b)	reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	2,900,865	(2)	$18.20	4,480,583

Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,900,865		$18.20	4,480,583

(1)	DSW Inc. 2005 Equity Incentive Plan.

(2)
Includes 2,503,735 shares issuable pursuant to the exercise of outstanding stock options, 267,425 shares issuable pursuant to restricted stock units, and 129,705 shares issuable pursuant to director stock units. Since the restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

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

DSW INC.
March 23, 2010	By:	/s/ Douglas J. Probst
Douglas J. Probst, Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. MacDonald	President and Chief Executive Officer	March 23, 2010

Michael R. MacDonald	(Principal Executive Officer)

/s/ Douglas J. Probst	Executive Vice President and Chief Financial Officer	March 23, 2010

Douglas J. Probst	(Principal Financial and Accounting Officer)

*	Chairman of the Board and Director	March 23, 2010

Jay L. Schottenstein

*	Director	March 23, 2010

Elaine J. Eisenman

*	Director	March 23, 2010

Carolee Friedlander

*	Director	March 23, 2010

Joanna T. Lau

*	Director	March 23, 2010

Roger S. Markfield

*	Director	March 23, 2010

Philip B. Miller

*	Director	March 23, 2010

James D. Robbins

*	Director	March 23, 2010

Harvey L. Sonnenberg

*	Director	March 23, 2010

Allan J. Tanenbaum

*	Director	March 23, 2010

Heywood Wilanksy

*By:	/s/ Douglas J. Probst Douglas J. Probst, (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of DSW Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of DSW Inc. and its subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. We also have audited the Company’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSW Inc. and its subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
March 23, 2010

DSW INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 30,	January 31,
	2010	2009
ASSETS
Cash and equivalents	$125,020	$54,782
Short-term investments, net	164,265	101,404
Accounts receivable, net	5,406	6,851
Accounts receivable from related parties, net	123	336
Inventories	262,284	244,008
Prepaid expenses and other current assets	20,762	24,790
Deferred income taxes	29,130	21,876

Total current assets	606,990	454,047

Property and equipment — at cost:
Furniture, fixtures and equipment	235,460	223,285
Leasehold improvements	158,687	154,140

Total property and equipment	394,147	377,425
Less accumulated depreciation	(187,723)	(144,059)

Property and equipment, net	206,424	233,366
Goodwill	25,899	25,899
Deferred income taxes and other assets	11,443	7,885

Total assets	$850,756	$721,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$119,064	$92,912
Accounts payable to related parties	1,495	2,299
Accrued expenses:
Compensation	26,244	9,971
Taxes	28,882	10,228
Gift cards and merchandise credits	17,774	15,491
Other	31,260	27,425

Total current liabilities	224,719	158,326

Non-current liabilities	101,156	97,287

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,508,581 and 16,315,746 issued and outstanding, respectively	306,123	294,222
Class B Common Shares, no par value; 100,000,000 authorized; 27,382,667 and 27,702,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	218,758	172,017
Accumulated other comprehensive loss		(655)

Total shareholders’ equity	524,881	465,584

Total liabilities and shareholders’ equity	$850,756	$721,197

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND FEBRUARY 2, 2008
(in thousands, except per share amounts)

	January 30,	January 31,	February 2,
	2010	2009	2008
Net sales	$1,602,605	$1,462,944	$1,405,615
Cost of sales	(1,135,113)	(1,083,845)	(1,035,480)
Operating expenses	(374,037)	(336,286)	(288,814)

Operating profit	93,455	42,813	81,321
Interest expense	(1,414)	(794)	(1,178)
Interest income	2,217	3,400	7,148

Interest income, net	803	2,606	5,970
Non-operating expense, net	(2,367)	(1,134)

Earnings before income taxes	91,891	44,285	87,291
Income tax provision	(37,150)	(17,383)	(33,516)

Net income	$54,741	$26,902	$53,775

Basic and diluted earnings per share:
Basic	$1.24	$0.61	$1.22
Diluted	$1.23	$0.61	$1.21
Shares used in per share calculations:
Basic	44,093	43,998	43,953
Diluted	44,517	44,218	44,273
The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND FEBRUARY 2, 2008
(in thousands)

	Number of					Accumulated
	Class A	Class B	Class A	Class B		Other
	Common	Common	Common	Common	Retained	Comprehensive
	Shares	Shares	Shares	Shares	Earnings	Income	Total
Balance, February 3, 2007	16,239	27,703	$283,108	$0	$91,471	$0	$374,579

Net income					53,775		53,775
Cumulative effect of adoption of accounting for uncertain tax positions					(131)		(131)
Stock units granted	10		347				347
Exercise of stock options	8		64				64
Vesting of restricted stock units, net of settlement of taxes	7		(60)				(60)
Excess tax benefit related to stock options exercised			488				488
Stock-based compensation expense, before related tax effects			4,212				4,212
Other			206				206

Balance, February 2, 2008	16,264	27,703	$288,365	$0	$145,115	$0	$433,480

Net income					26,902		26,902
Unrealized loss on available-for-sale securities						(655)	(655)

Total comprehensive income							26,247

Stock units granted	45		606				606
Exercise of stock options	1		17				17
Vesting of restricted stock units, net of settlement of taxes	6		(26)				(26)
Non-cash capital contribution from RVI			787				787
Tax shortfall related to restricted stock unit exercises			(49)				(49)
Stock-based compensation expense, before related tax effects			4,522				4,522

Balance, January 31, 2009	16,316	27,703	$294,222	$0	$172,017	$(655)	$465,584

Net income					54,741		54,741
Unrealized loss on available-for-sale securities						(99)	(99)

Total comprehensive income							54,642

Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment						754	754
Stock units granted	47		599				599
Exercise of stock options	91		1,323				1,323
Vesting of restricted stock units, net of settlement of taxes	55		(179)				(179)
Non-cash capital contribution from RVI			4,670				4,670
Stock-based compensation expense, before related tax effects			5,488				5,488
Purchase of DSW Class B Common Shares from RVI		(320)			(8,000)		(8,000)

Balance, January 30, 2010	16,509	27,383	$306,123	$0	$218,758	$0	$524,881

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND FEBRUARY 2, 2008
(in thousands)

	January 30,	January 31,	February 2,
	2010	2009	2008
Cash flows from operating activities:
Net income	$54,741	$26,902	$53,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,260	36,336	25,055
Amortization of debt issuance costs	118	118	118
Stock-based compensation expense	5,488	4,522	4,212
Deferred income taxes	(12,105)	(889)	(5,605)
Loss on disposal of assets	1,024	1,676	230
Impairment charges on long-lived assets	856	3,339	2,081
Grants of director stock units	599	606	347
Other-than-temporary impairment charges on investments	2,895	1,134
Other	(238)	(4,066)	3,117
Change in working capital, assets and liabilities:
Accounts receivable	(1,662)	3,693	(6,059)
Inventories	(18,276)	18,029	(24,300)
Prepaid expenses and other assets	3,775	(1,656)	(2,426)
Accounts payable	26,666	(15,112)	16,132
Proceeds from construction and tenant allowances	7,106	16,106	14,002
Accrued expenses	47,206	6,371	(9,819)

Net cash provided by operating activities	164,453	97,109	70,860

Cash flows from investing activities:
Cash paid for property and equipment	(23,080)	(82,191)	(98,940)
Purchases of available-for-sale investments	(200,002)	(205,558)	(209,855)
Purchases of held-to-maturity investments	(23,983)	(2,000)
Maturities and sales of available-for-sale investments	153,753	183,604	226,000
Maturities and sales of held-to-maturity investments	6,925	2,000
Purchase of equity investment — related party	(1,151)
Acquisition of tradename			(21)

Net cash used in investing activities	(87,538)	(104,145)	(82,816)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,323	17	64
Excess tax benefit — related to stock option exercises			488
Purchase of DSW Class B Common Shares from RVI	(8,000)

Net cash (used in) provided by financing activities	(6,677)	17	552

Net increase (decrease) in cash and equivalents	70,238	(7,019)	(11,404)
Cash and equivalents, beginning of period	54,782	61,801	73,205

Cash and equivalents, end of period	$125,020	$54,782	$61,801

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$23,050	$13,399	$34,958
Non-cash investing and operating activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$1,962	$3,282	$4,522
Non-cash capital contribution from RVI	$4,670	$787
(Decrease) in accounts payable related to recovery from RVI of shared service asset impairment	$(1,818)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SIGNIFICANT ACCOUNTING POLICIES
Business Operations- DSW Inc. (“DSW”) and its wholly-owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. As of January 30, 2010, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 62.4% of DSW’s outstanding Common Shares, representing approximately 93.0% of the combined voting power of DSW’s outstanding Common Shares.
DSW is managed in three operating segments: DSW stores, dsw.com and leased departments. DSW stores and dsw.com are aggregated and presented as one reportable segment, the DSW segment. DSW stores and dsw.com offer a wide assortment of better-branded dress, casual and athletic footwear for men and women, as well as handbags and accessories. As of January 30, 2010, DSW operated a total of 305 stores located throughout the United States. During fiscal 2009, 2008 and 2007, DSW opened 9, 41 and 37 new DSW stores, respectively, and closed two, two and one DSW stores, respectively. In fiscal 2008, DSW launched dsw.com.
DSW also operates leased departments for four retailers in its leased department segment. As of January 30, 2010, DSW supplied merchandise to 266 Stein Mart stores, 66 Gordmans stores, 23 Filene’s Basement stores and one Frugal Fannie’s store. The Company’s renewable supply agreements to merchandise leased departments in Stein Mart, Gordmans, Filene’s Basement and Frugal Fannie’s stores are effective through December 2012, January 2013, January 2013 and April 2012, respectively. During fiscal 2009, 2008 and 2007, DSW added 3, 12 and 22 new leased departments, respectively, and ceased operations in 24, 13 and 4 leased departments, respectively. DSW owns the merchandise and the fixtures (except for Filene’s Basement, where DSW only owns the merchandise), records sales of merchandise, net of returns and sales tax and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent.
Fiscal Year- The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal 2009, 2008 and 2007 each consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
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
Financial Instruments- The following assumptions were used to estimate the fair value of each class of financial instruments:
Cash and Equivalents- Cash and equivalents represent cash, highly liquid investments with original maturities of three months or fewer at the date of purchase and credit card receivables, which generally settle within three days. Amounts due from banks for credit card transactions totaled $8.6 million and $7.6 million as of January 30, 2010 and January 31, 2009, respectively. The carrying amounts of cash and equivalents approximate fair value.
The Company reviews cash and equivalent balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a bank. The Company reclassifies book overdrafts, if any, to accounts payable.
Investments- Investments are classified as available-for-sale or held-to-maturity securities based on the Company’s intent. All income generated from these investments is recorded as interest income.
The Company evaluates its investments for impairment and whether impairment is other-than-temporary. In fiscal 2009 and 2008, the Company recognized other-than-temporary impairments of $2.9 million, excluding realized gains of $0.5 million, and $1.1 million, respectively, as non-operating expense. The Company did not recognize any impairment on investments during fiscal 2007. Please see Note 5 for additional discussion of the Company’s investments.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable- Accounts receivable are classified as current assets because the average collection period is generally less than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates.
Concentration of Credit Risk- Financial instruments, which principally subject the Company to concentration of credit risk, consist of cash, equivalents and short-term investments. The Company invests excess cash when available through financial institutions in overnight investments. At times, such amounts may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.
Concentration of Vendor Risk- During fiscal 2009, 2008 and 2007, merchandise supplied to the Company by three key vendors accounted for approximately 21%, 20% and 21% of net footwear sales.
Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of January 30, 2010 and January 31, 2009, the Company’s allowances for doubtful accounts were $1.3 million and $0.8 million, respectively. The increase in the allowance was primarily related to the collectability of a receivable from Filene’s Basement prior to its bankruptcy. All other references to “Filene’s Basement” refer to the stores operated by Syms unless otherwise stated. The following table summarizes the activity related to the Company’s allowance for doubtful accounts:

	Beginning			Ending
Fiscal years ended	Balance	Expenses	Deductions	Balance
	(in thousands)
January 30, 2010	$778	869	(305)	$1,342
January 31, 2009	399	1,207	(828)	778
February 2, 2008	115	286	(2)	399
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
DSW records a reduction to inventories and charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported the Company’s shrinkage estimates.
Markdowns represent the excess of the carrying value over the amount the Company expect to realize from the ultimate disposition of the inventory. Factors considered in the determination of markdowns include customer preference and fashion trends. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment- Property and equipment are stated at cost less accumulated depreciation determined by the straight-line method over the expected useful lives of the assets. The straight-line method is used to amortize such capitalized costs over the lesser of the expected useful life of the asset or the life of the lease. The estimated useful lives by class of asset are:

Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Shorter of the life of the lease or 10 years
Asset Impairment and Long-Lived Assets- The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The Company reviews are conducted at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. The Company expensed $0.9 million, $3.3 million and $2.1 million in fiscal 2009, 2008 and 2007, respectively, of identified assets where the recorded value could not be supported by projected future cash flows. The impairment charges were recorded within the DSW reportable segment.
Self-insurance Reserves- The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated utilizing claims development estimates based on historical experience and other factors. Workers’ compensation and general liability estimates are calculated utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability. The self-insurance reserves were $2.8 million and $1.8 million at the end of fiscal 2009 and 2008, respectively.
Goodwill- Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. As of both January 30, 2010 and January 31, 2009, the balance of goodwill related to the DSW stores was $25.9 million. Goodwill is tested for impairment at least annually. The Company has never recorded goodwill impairment.
Management evaluates the fair value of the reporting unit using market-based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. Several factors could result in an impairment charge. Failure to achieve sufficient levels of cash flow at the reporting unit level or a significant and sustained decline in DSW’s stock price could result in goodwill impairment charges. Significant judgment is required to determine the underlying cause of the decline and whether stock price declines are related to the market or specifically to the Company.
Tradenames and Other Intangible Assets, net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases at the time of RVI’s acquisition of the Company. The gross balance of tradenames and other intangible assets was $12.8 million and $0.1 million, respectively, as of both January 30, 2010 and January 31, 2009. Accumulated amortization for tradenames was $10.0 million and $9.1 million as of January 30, 2010 and January 31, 2009, respectively. Accumulated amortization for other intangible assets was $0.1 million as of both January 30, 2010 and January 31, 2009. The average useful lives of tradenames and other intangible assets, net are 15 years as of both January 30, 2010 and January 31, 2009.
Amortization expense for fiscal 2009 was $0.9 million. Amortization associated with the net carrying amount of intangible assets as of January 30, 2010 is $0.9 million for each fiscal year from fiscal 2010 through fiscal 2012 and $0.2 million in fiscal 2013.
Equity Investments- The Company accounts for equity investments using the equity method of accounting when it exercises significant influence over the investment. If the Company does not exercise significant influence, the Company accounts for the investment using the cost method of accounting. In fiscal 2009, the Company purchased an equity investment of $1.2 million, which was included in other assets. The Company did not have any equity investments in fiscal 2008.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Customer Loyalty Program- The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of January 30, 2010 and January 31, 2009 was $9.0 million and $7.3 million, respectively.
Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in non-current liabilities was $32.3 million and $31.9 million as of January 30, 2010 and January 31, 2009, respectively.
Construction and Tenant Allowances- The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in non-current liabilities and were $59.7 million and $63.7 million as of January 30, 2010 and January 31, 2009, respectively.
Accumulated Other Comprehensive Income- Accumulated other comprehensive loss of $0.7 million as of January 31, 2009, related to the Company’s unrealized losses on available-for-sale securities. For fiscal 2009 and 2008, total comprehensive income was $54.6 million and $26.2 million, respectively. In fiscal 2009, DSW reclassified its unrealized loss to an other-than-temporary impairment and recognized the impairment charge in earnings.
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
Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, the Company determined that it accumulated enough historical data to recognize income from gift card breakage. The Company recognized $1.1 million, $0.8 million and $0.3 million as other operating income from gift card breakage during fiscal 2009, 2008 and 2007, respectively.
As of January 30, 2010, the Company supplies footwear, under supply arrangements, to four retailers. Sales for these leased departments are net of returns and sales tax, as reported by the lessor, and are included in net sales. Leased department sales represented 9.2%, 11.2% and 12.5% of total net sales for fiscal 2009, 2008 and 2007, respectively.
Cost of Sales- In addition to the cost of merchandise, which includes markdowns and shrinkage, the Company includes in the cost of sales expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation and including impairments). Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities, maintenance and other operating costs that are passed to the Company from the landlord. Distribution costs include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to the Company’s stores and from the fulfillment center to the customer. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to the Company by its landlords.
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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation- The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. See Note 3 for a detailed discussion of stock-based compensation.
New Store Costs- Costs associated with the opening of stores are expensed as incurred. New store costs expensed were $1.6 million, $6.2 million and $6.3 million for fiscal 2009, 2008 and 2007, respectively.
Marketing Expense- The production cost of advertising is expensed when the advertising first takes place. Marketing costs were $42.2 million, $30.3 million and $28.9 million in fiscal 2009, 2008 and 2007, respectively.
Other Operating Income- The amount recorded in fiscal 2009, 2008 and 2007 was $5.1 million, $4.2 million and $4.8 million, respectively. Other operating income is included in operating expenses in the income statement. Other operating income consists primarily of income from consignment sales, income from gift card breakage and insurance proceeds.
Non-operating Expense, Net- Non-operating expense, net includes other-than-temporary impairments related to investments and realized gains on disposition of investments.
Legal Proceedings and Claims- The Company is involved in various legal proceedings that are incidental to the conduct of its business. DSW records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. See Note 10 for a discussion of legal matters outstanding as of January 30, 2010.
Income Taxes- Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of January 30, 2010 and January 31, 2009, the Company had valuation allowances of $1.4 million and $0.7 million, respectively.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 105 or the Codification. The Codification is the sole source of authoritative U.S. accounting and reporting standards recognized by the FASB. Rules and interpretive releases of the SEC are also sources of generally accepted accounting principles (“GAAP”). The Company adopted ASC 105 during the quarter ended October 31, 2009. Upon adoption of ASC 105, references within financial statement disclosures were modified to reference the Codification.
In February 2008, the FASB issued an update which delays the effective date of the Fair Value Measurements and Disclosures topic, ASC 820, for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. ASC 820, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company adopted this update on February 1, 2009. Refer to Note 6 for additional information regarding the Company’s fair value measurements.
In April 2008, the FASB issued an update to the Goodwill and Other Intangible Assets topic that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements. The adoption of this update on February 1, 2009 did not have an impact on the Company’s consolidated financial statements.
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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In April 2009, the FASB issued accounting guidance which requires an entity to provide the annual disclosures required by the Financial Instruments topic, ASC 825, in its interim financial statements. The adoption of this accounting guidance during the quarter ended August 1, 2009 did not have an impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued updates to existing guidance related to fair value measurements. Among these updates, entities will be required to provide enhanced disclosures about transfers into and out of level 1 and level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed level 3 disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after January 30, 2010. The requirement related to level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 29, 2011. The Company does not expect that the adoption of this new standard will have a material impact to its consolidated financial statements.
2.	RELATED PARTY TRANSACTIONS
RVI- Under the terms of the Amended and Restated Shared Services Agreement, DSW provides shared finance, information technology and human resources services to RVI. In fiscal 2009, DSW charged RVI $0.7 million for these services. In fiscal 2008 and 2007, DSW charged RVI and its now former subsidiaries $6.4 million and $18.5 million, respectively. The reduction in the charges was a result of RVI’s disposition of Filene’s Basement in fiscal 2009 and Value City Department Stores (“Value City”) in late fiscal 2007. In fiscal 2009, RVI charged DSW for a reimbursement of $0.5 million related to the depreciation of an office facility leased by RVI, which is the only remaining charge from RVI to DSW. Prior to the Amended and Restated Shared Services Agreement in March 2008, DSW received various services provided by RVI, including import administration, risk management, human resources, information technology, tax, financial services and payroll, as well as other corporate services. In fiscal 2008 and 2007, RVI charged DSW $4.7 million and $9.2 million, respectively, for shared services, management fees and depreciation related to an office facility. These cost allocations were determined on a basis that the Company and RVI consider to be reasonable reflections of the use of services provided or the benefit received to the Company. These shared service expenses and income were included in operating expenses.
In April 2009, Retail Ventures disposed of its Filene’s Basement subsidiary. As a result of this disposal, Filene’s Basement is no longer a related party, and accounts receivable and accounts payable are no longer related party balances. Accounts receivable from Filene’s Basement of $1.8 million was included in the net related party payable as of January 31, 2009.
Accounts payable to RVI were $1.0 million and $3.4 million as of January 30, 2010 and January 31, 2009, respectively. Accounts payable to RVI were primarily related to usage of RVI’s net operating losses prior to fiscal 2007 under the Tax Separation Agreement and shared services. In fiscal 2009, accounts payable were reduced by DSW’s recovery of $1.8 million related to impairment of certain shared service assets as allowed under the Amended and Restated Shared Service Agreement and by $0.5 million related to RVI’s reimbursement of certain DSW leasehold improvement expenditures.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RVI contributed tax benefits to DSW in fiscal 2009 and 2008 resulting in non-cash capital contributions of $4.7 million and $0.8 million, respectively.
On January 15, 2010, the Company entered into a share purchase agreement with RVI, pursuant to which RVI sold to DSW 320,000 Class B Common Shares, without par value, of DSW, for an aggregate amount of $8.0 million.
Schottenstein Stores Corporation (“SSC”)- SSC and its affiliates are the majority shareholders of RVI. The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC, as described in Note 4. Accounts receivable from and payable to related parties principally result from commercial transactions with entities owned or affiliated with SSC or transactions with SSC and normally settle in the form of cash in 30 to 60 days. These related party balances as of January 30, 2010 and January 31, 2009, were related party receivables of $0.1 million and $0.3 million, respectively, and related party payables of $0.5 million and $0.7 million, respectively.
In fiscal 2009, DSW made an equity investment of $1.2 million, and the majority interest is held by an affiliate of SSC.
Other- Purchases from related parties were $0.2 million and $0.1 million in fiscal 2009 and 2008, respectively. There were no purchases from related parties in fiscal 2007.
3.	STOCK-BASED COMPENSATION
The Company has a 2005 Equity Incentive Plan (“the Plan”) that provides for the issuance of equity awards to purchase up to 7.6 million common shares. The Plan covers stock options, restricted stock units and director stock units. Eligible recipients include key employees of the Company and affiliates, as well as directors of the Company. Options generally vest 20% per year on a cumulative basis. Options granted under the Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, the Company did not have a stock option plan or any equity units outstanding.
Stock Options- DSW uses the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs are included in operating expenses in the consolidated statements of income. DSW recognizes compensation expense for stock option awards granted subsequent to the adoption of ASC 718 Compensation — Stock Compensation (“ASC 718”) and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Prior to the adoption of ASC 718, compensation expense for stock option awards granted was recorded using an accelerated method.
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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Fiscal years ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Assumptions:
Risk-free interest rate	1.9%	2.7%	4.5%
Year end volatility of DSW common stock	57.6%	48.5%	39.4%
Expected option term	4.9 years	4.9 years	5.0 years
Dividend yield	0.0%	0.0%	0.0%
DSW expensed $4.2 million, $3.8 million and $3.2 million, respectively, in fiscal 2009, 2008 and 2007 related to stock options. The weighted average grant date fair value of each option granted in fiscal 2009, 2008 and 2007 was $5.10, $5.77 and $17.27 respectively. As of January 30, 2010, the total compensation cost related to nonvested options not yet recognized was approximately $9.8 million, with a weighted average expense recognition period remaining of 3.0 years. The following tables summarize the Company’s stock option plan and related per share weighted average exercise prices (“WAEP”) and weighted average grant date fair value using the Black-Scholes option pricing model (shares and intrinsic value in thousands):

	Fiscal years ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	2,125	$22.04	1,520	$28.65	1,084	$22.14
Granted	946	$10.17	1,112	$12.87	527	$41.67
Exercised	(91)	$14.55	(1)	$12.92	(13)	$20.04
Forfeited	(476)	$20.21	(506)	$21.85	(78)	$27.46

Outstanding end of year	2,504	$18.20	2,125	$22.04	1,520	$28.65

Options exercisable end of year	773	$23.26	533	$24.77	379	$20.90

			Weighted	Weighted
			Average	Average	Aggregate
			Grant Date	Remaining	Intrinsic
As of January 30, 2010:	Shares	WAEP	Fair Value	Contract Life	Value
Options outstanding	2,504	$18.20	$8.04	8 years	$21,711
Options vested or expected to vest	2,375	$18.32	$8.09	8 years	$20,371
Options exercisable	773	$23.26	$9.93	6 years	$3,616
Shares available for additional grants	4,481
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2009 and 2007 were $0.4 million and $0.2 million, respectively. This amount was immaterial in fiscal 2008. The total fair value of options that vested during fiscal 2009, 2008 and 2007 was $4.3 million, $3.6 million and $2.0 million, respectively.
Restricted Stock Units- Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. DSW expensed $1.3 million, $0.7 million and $1.0 million, respectively, in fiscal 2009, 2008 and 2007 related to restricted stock units. The total aggregate intrinsic value of nonvested restricted stock units was $6.4 million, $2.3 million and $3.0 million for fiscal 2009, 2008 and 2007, respectively. As of January 30, 2010, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.2 million with a weighted average expense recognition period remaining of 1.6 years. The weighted average exercise price for all restricted stock units is zero.
The following table summarizes DSW’s restricted stock units and weighted average grant date fair value (“GDFV”) for the periods presented (shares in thousands):

	Fiscal years ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Units	GDFV	Units	GDFV	Units	GDFV
Outstanding beginning of year	226	$17.51	151	$23.92	135	$22.03
Granted	180	$10.39	158	$12.61	29	$28.69
Exercised/Vested	(75)	$19.77	(8)	$26.61	(10)	$24.85
Forfeited	(64)	$15.30	(75)	$19.08	(3)	$27.96

Outstanding end of year	267	$12.61	226	$17.51	151	$23.92

Director Stock Units- DSW issues stock units to directors who are not employees of DSW or RVI. During fiscal 2009, 2008 and 2007, DSW granted 46,504, 45,265 and 10,398 director stock units, respectively, and expensed $0.6 million, $0.6 million and $0.3 million, respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (including committee retainer fees but excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors’ compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. As of January 30, 2010, 129,705 director stock units had been issued and no director stock units had been settled.
4.	LEASES
The Company leases stores, distribution and fulfillment centers and office facilities under various arrangements with related and unrelated parties. Such leases expire through 2025 and in most cases provide for renewal options. Generally, the Company is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. As of January 30, 2010 and January 31, 2009, the Company had no capital leases.
As of January 30, 2010, the Company leased or had other agreements with entities affiliated with SSC for 19 store locations, two office facilities, a trailer parking lot, one fulfillment center and one distribution center for a total annual minimum rent of $10.9 million and additional contingent rents based on aggregate sales in excess of specified sales for the store locations. Under supply agreements, the Company pays contingent rents based on sales for the leased departments it operates.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 30, 2010:

	Operating Leases
		Unrelated	Related
Fiscal years ended	Total	Party	Party
	(in thousands)
2010	$129,729	$117,419	$12,310
2011	124,819	112,083	12,736
2012	115,929	102,811	13,118
2013	108,432	95,925	12,507
2014	101,639	89,164	12,475
Future years	294,301	232,350	61,951

Total minimum lease payments	$874,849	$749,752	$125,097

The following table presents the composition of rental expense for the periods presented:

	Fiscal years ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(in thousands)
Minimum rentals:
Unrelated parties	$110,545	$104,516	$93,839
Related parties	10,887	10,824	10,561
Contingent rentals:
Unrelated parties	31,871	28,261	25,391
Related parties		11,967	12,467

Total	$153,303	$155,568	$142,258

5.	INVESTMENTS
The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale.
Short-term investments classified as available-for-sale as of January 30, 2010 and January 31, 2009 include tax exempt, tax advantaged and taxable bonds, variable rate demand notes, tax exempt commercial paper, certificates of deposit and auction rate securities. The Company participates in the Certificate of Deposit Account Registry Service® (“CDARS”), which provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 7 to 84 days. The other types of short-term investments generally have interest reset dates of every 7 to 28 days. Despite the long-term nature of the stated contractual maturities of certain short-term investments, the Company has the ability to liquidate these securities shortly after the interest rate reset dates. As a result, the Company has classified these securities as available-for-sale.
In fiscal 2009, the Company received preferred shares as distributions-in-kind on two of its auction rate securities. DSW sold these preferred shares during fiscal 2009 for realized gains of $0.5 million, excluding other-than-temporary impairments previously recorded. For fiscal 2009, the Company recorded a full other-than-temporary impairment related to its auction rate security due to the unfavorable financial condition of the underlying issuer.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table discloses the major categories of the Company’s investments as of the periods presented:

	Short-term investments, net		Long-term investments, net
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009
	(in thousands)
Available-for-sale:
Tax exempt, tax advantaged and taxable bonds	$124,107	$65,829
Variable rate demand notes		16,580
Tax exempt commercial paper	8,100	2,000
Certificates of deposit	15,000	14,000
Auction rate securities		3,650	$2,500	$2,400
Other-than-temporary impairment included in earnings			(2,500)	(1,134)
Unrealized losses included in accumulated other comprehensive loss		(655)

Total available-for-sale investments	$147,207	$101,404	$0	$1,266

Held-to-maturity:
Tax exempt term notes	17,058

Equity investment — related party			1,151

Total investments	$164,265	$101,404	$1,151	$1,266

6.	FAIR VALUE MEASUREMENTS
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

•	Level 3 inputs are unobservable inputs.
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	As of January 30, 2010				As of January 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and equivalents	$125,020	$125,020			$54,782	$54,782
Short-term investments, net	164,265		$164,265		101,404		$99,559	$1,845
Long-term investments, net	1,151			$1,151	1,266			1,266

	$290,436	$125,020	$164,265	$1,151	$157,452	$54,782	$99,559	$3,111

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that generally settle within three days. The Company’s investments in auction rate securities were recorded at fair value using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. Equity investments are evaluated for other-than-temporary impairment using level 3 inputs such as the financial condition and future prospects of the entity. The Company’s other types of investments are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the activity related to level 3 fair value measurements for the periods presented:

	Fiscal years ended
	January 30, 2010		January 31, 2009
	Short-term	Long-term	Short-term	Long-term
	investments, net	investments, net	investments, net	investments, net
	(in thousands)
Carrying value at the beginning of the period	$1,845	$1,266	70,005	12,500
Maturities and sales			(68,855)	(7,600)
Purchase of equity investment		1,151
Transfer out of level 3		(1,266)	(1,150)
Transfers between short-term and long-term investments, net	(1,845)	1,845	2,500	(2,500)
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment		655
Unrealized losses included in accumulated other comprehensive loss			(655)
Other-than-temporary impairment included in earnings		(2,500)		(1,134)

Carrying value at the end of the period	$0	$1,151	$1,845	$1,266

The following table presents non-financial assets and liabilities measured at fair value on a nonrecurring basis as of January 30, 2010:

	As of January 30, 2010	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Long-lived assets to be held and used	$1,004			$1,004

	$1,004			$1,004

Long-lived assets held and used with a carrying amount of $1.9 million were written down to their fair value of $1.0 million, resulting in an impairment charge of $0.9 million, which was included in earnings for fiscal 2009.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	DSW $150 MILLION CREDIT FACILITY
The Company has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under this facility are secured by a lien on substantially all of its and one of its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents. The Company intends to refinance the credit facility on a long-term basis. As of January 30, 2010 and January 31, 2009, the Company had no outstanding borrowings and had availability under the facility of $132.6 million and $132.3 million, respectively. The Company had outstanding letters of credit of $17.4 million and $17.7 million, respectively, as of January 30, 2010 and January 31, 2009.
In January 2010, DSW amended its credit facility to be able to repurchase Class B Common Shares from RVI. This amendment allows DSW to repurchase up to $10 million in both the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 provided that DSW is not in default and that its cash and investments balance remains greater than $200 million. On January 15, 2010, DSW entered into a share purchase agreement with RVI pursuant to which RVI sold DSW 320,000 Class B Common Shares for an aggregate amount of $8.0 million.
Total interest expense was $1.4 million, $0.8 million and $1.2 million for fiscal 2009, 2008 and 2007, respectively, and included fees, such as commitment and line of credit fees, of $0.5 million, $0.5 million and $0.4 million, respectively.
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

	Fiscal years ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(in thousands)
Weighted average shares outstanding	44,093	43,998	43,953
Assumed exercise of dilutive stock options	134		170
Restricted stock units	290	220	150

Number of shares for computation of dilutive earnings per share	44,517	44,218	44,273

Options to purchase 0.5 million, 2.1 million and 0.8 million common shares were outstanding as of January 30, 2010, January 31, 2009 and February 2, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive.
9.	OTHER BENEFIT PLANS
The Company participates in a 401(k) Plan. Eligible employees may contribute up to thirty percent of their compensation to the 401(k) Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the 401(k) Plan, the Company matches employee deferrals, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year but has not for the past three fiscal years. The Company incurred costs associated with the Plan of $1.8 million, $1.9 million and $1.8 million for fiscal 2009, 2008 and 2007, respectively.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and the amount of potential liability could materially impact the Company’s future results of operations and financial condition.
11.	SEGMENT REPORTING
The Company is managed in three operating segments: DSW stores, dsw.com and leased departments. DSW stores and dsw.com have been aggregated and are presented as one reportable segment, the DSW segment, based on their similar economic characteristics, products, production processes, target customers and distribution methods. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of January 30, 2010 and January 31, 2009 is recorded in the DSW segment related to the DSW stores operating segment. The following tables present segment information for the Company’s two reportable segments:

		Leased
	DSW	departments	DSW Inc.
	(in thousands)
As of and for the fiscal year ended January 30, 2010
Net sales	$1,455,044	$147,561	$1,602,605
Gross profit	439,347	28,145	467,492
Capital expenditures	21,701	84	21,785
Total assets	784,213	66,543	850,756

As of and for the fiscal year ended January 31, 2009
Net sales	$1,298,886	$164,058	$1,462,944
Gross profit	351,899	27,200	379,099
Capital expenditures	80,670	304	80,974
Total assets	659,876	61,321	721,197

As of and for the fiscal year ended February 2, 2008
Net sales	$1,230,217	$175,398	$1,405,615
Gross profit	344,276	25,859	370,135
Capital expenditures	101,269	1,182	102,451
The following table sets forth the approximate percentage of DSW sales attributable to each merchandise category:

Category	Fiscal 2009	Fiscal 2008	Fiscal 2007
Women’s	66%	66%	65%
Men’s	15%	15%	16%
Athletic	13%	14%	14%
Accessories and Other	6%	5%	5%

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	INCOME TAXES
Income Tax Provision- The following table presents the composition of the income tax provision for the periods presented:

	Fiscal years ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(in thousands)
Current:
Federal	$41,923	$16,178	$30,259
State and local	7,332	2,094	6,528

	49,255	18,272	36,787
Deferred:
Federal	(10,378)	174	(3,896)
State and local	(1,727)	(1,063)	625

	(12,105)	(889)	(3,271)

Income tax provision	$37,150	$17,383	$33,516

Rate Reconciliation- The following table presents a reconciliation of the expected income taxes based upon the statutory rate:

	Fiscal years ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(in thousands)
Income tax expense at federal statutory rate	$32,162	$15,500	$30,552
State and local taxes-net	3,332	1,032	3,788
Permanent book/tax differences	1,656	851	(824)

Income tax provision	$37,150	$17,383	$33,516

Deferred Tax Assets and Liabilities- The following tables present the deferred tax assets and liabilities recorded on the Company’s balance sheet as of the periods presented:

	January 30,	January 31,
	2010	2009
	(in thousands)
Current deferred tax asset	$29,130	$21,876
Non-current deferred asset	5,657	806

Total — net deferred tax asset	$34,787	$22,682

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 30,	January 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Basis differences in inventory	$5,314	$4,074
Construction and tenant allowances	4,178	2,335
Accrued rent	12,529	12,541
Stock-based compensation — restricted stock and director stock units	2,406	1,876
Accrued expenses	5,209	3,635
Stock-based compensation — non-qualified stock options	4,443	3,693
Benefit from uncertain tax positions	9,015	756
Unredeemed gift cards	1,749	1,202
Auction rate securities impairment	1,370	708
Other	4,335	2,558

	50,548	33,378

Deferred tax liabilities:
Prepaid expenses	(4,030)	(4,773)
Basis differences in property and equipment	(10,095)	(4,958)
Other	(266)	(257)

	(14,391)	(9,988)

Less: Valuation Allowance	(1,370)	(708)

Total — net deferred tax asset	$34,787	$22,682

The valuation allowances relate to the other-than-temporary impairments and unrealized loss on available-for-sale securities as the Company believes that it is more likely than not that the benefit will not be realized.
Uncertain Tax Positions- Effective February 4, 2007, the Company adopted accounting for uncertain tax positions, which resulted in a charge of $0.1 million to beginning retained earnings. As of January 30, 2010, January 31, 2009 and February 2, 2008, unrecognized tax benefits of $0.8 million, $0.9 million and $3.0 million, respectively, of the total unrecognized tax benefits of $9.0 million, $1.3 million and $3.0 million, respectively, would affect the Company’s effective tax rate if recognized. The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits as of the periods presented:

	January 30,	January 31,	February 2,
	2010	2009	2008
	(in thousands)
Beginning Balance	$1,277	$3,028	$2,004
(Decreases) — Tax Positions taken in a prior period	(208)	(1,760)	(1,123)
Increases — Tax Positions taken in the current period	7,970	9	2,147

Ending Balance	$9,039	$1,277	$3,028

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on DSW’s financial position, results of operations or cash flows.
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its consolidated statements of income. As of January 30, 2010 and January 31, 2009, $1.9 million and $1.1 million, respectively, was accrued for the payment of interest and penalties.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is no longer subject to U.S federal income tax examination for years prior to 2007. With a few exceptions, the Company is no longer subject to state tax examination for fiscal years prior to 2006. The Company is currently under examination by the Internal Revenue Service for fiscal 2008 and 2007. The Company estimates the range of possible changes that may result from any current and future tax examinations to be insignificant at this time.
13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Thirteen weeks ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010
	(in thousands, except per share data)
Net sales	$385,846	$369,490	$444,621	$402,648
Cost of sales	(280,865)	(271,702)	(297,462)	(285,084)
Operating expenses	(92,878)	(86,427)	(102,438)	(92,294)

Operating profit	12,103	11,361	44,721	25,270
Interest expense	(183)	(188)	(176)	(867)
Interest income	437	766	621	393

Interest income (expense), net	254	578	445	(474)
Non-operating (expense) income, net	(395)	528	(754)	(1,746)

Earnings before income taxes	11,962	12,467	44,412	23,050
Income tax provision	(4,817)	(4,900)	(17,781)	(9,652)

Net income	$7,145	$7,567	$26,631	$13,398

Earnings per share:(1)
Basic and Diluted	$0.16	$0.17	$0.60	$0.30

	Thirteen weeks ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009
	(in thousands, except per share data)
Net sales	$366,264	$357,175	$391,355	$348,150
Cost of sales	(269,217)	(256,081)	(282,280)	(276,267)
Operating expenses	(81,041)	(83,415)	(88,158)	(83,672)

Operating profit (loss)	16,006	17,679	20,917	(11,789)
Interest expense	(274)	(304)	(270)	54
Interest income	997	724	956	723

Interest income, net	723	420	686	777
Non-operating expense, net				(1,134)

Earnings (loss) before income taxes	16,729	18,099	21,603	(12,146)
Income tax (provision) benefit	(6,441)	(7,142)	(8,425)	4,625

Net income (loss)	$10,288	$10,957	$13,178	$(7,521)

Earnings (loss) per share:(1)
Basic and Diluted	$0.23	$0.25	$0.30	$(0.17)

(1)	The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Amended Articles of Incorporation of the registrant.***

3.2	Amended and Restated Code of Regulations of the registrant.***

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

10.2.1
First Amendment to Employment Agreement, dated December 31, 2007, between Deborah L. Ferrée and DSW Inc. Incorporated by reference to Exhibit 10.2.1 to Form 10-K (file no. 1-32545) filed April 17, 2008. #

10.4	Employment Agreement, dated June 1, 2005, between Douglas J. Probst and DSW Inc.**#

10.4.1
First Amendment to Employment Agreement, dated December 31, 2007, between Douglas J. Probst and DSW Inc. Incorporated by reference to Exhibit 10.4.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.#

10.6	Employment Agreement, dated June 26, 2005, between Derek Ungless and DSW Inc.***#

10.6.1	First Amendment to Employment Agreement, dated December 31, 2007, between Derek Ungless and DSW Inc. Incorporated by reference to Exhibit 10.6.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.#

10.7	Summary of Director Compensation. Incorporated by reference to Exhibit 10.2 to DSW’s Form 10-Q (file no. 1-32545) filed December 13, 2007.#

10.11
Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders.***

10.11.1
First Amendment, dated January 6, 2010, to the Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders.*

10.15
Lease, dated March 22, 2000, by and between East Fifth Avenue, LLC, an affiliate of Schottenstein Stores Corporation, as landlord, and Shonac, as tenant, re: warehouse facility and corporate headquarters. Incorporated by reference to Exhibit 10.60 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 28, 2000.

10.23	DSW Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 to Form 10-Q (file no. 1-32545) filed June 4, 2009.#

10.23.1	Form of Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.23.1 to Form 10-Q (file no. 1-32545) filed June 4, 2009.#

Exhibit
No.	Description
10.23.2	Form of Stock Units for automatic grants to non-employee directors. Incorporated by reference to Exhibit 10.23.2 to Form 10-Q (file no. 1-32545) filed June 4, 2009.#

10.23.3	Form of Stock Units for conversion of non-employee directors’ cash retainer.**#

10.23.4	Form of Non-Employee Directors’ Cash Retainer Deferral Election Form.**#

10.23.5	Form of Nonqualified Stock Option Award Agreement for Consultants.**#

10.23.6	Form of Nonqualified Stock Option Award Agreement for Employees. Incorporated by reference to Exhibit 10.23.6 to Form 10-Q (file no. 1-32545) filed June 4, 2009.#

10.24	DSW Inc. 2005 Cash Incentive Compensation Plan.***#

10.25	Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW. Incorporated by reference to Exhibit 10.1 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.

10.26
Amended and Restated Shared Services Agreement, dated as of October 29, 2006, between Retail Ventures, Inc. and DSW. Incorporated by reference to Exhibit 10.7 to DSW’s Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.26.1
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

10.27.1
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

10.30.2	Lease Amendment, dated February 1, 2010 between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. re: Denton, TX DSW store.*

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

10.41.1	Assignment and Assumption Agreement, dated March 18, 2005, between KSK Scottsdale Mall, L.P., an affiliate of Schottenstein Stores Corporation and DSW Shoe Warehouse, Inc., re:
South Bend, IN DSW store.*

Exhibit
No.	Description
10.41.2
Lease Amendment, dated February 1, 2010, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

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

10.48.1
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

10.49.1
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

10.50.1
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

10.53.1
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

Exhibit
No.	Description
10.55	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to DSW’s Form 10-Q (file no. 1-32545) filed December 13, 2007. #

10.56
Agreement of Lease, dated October 1, 2007, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.56.1
Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 3, 2009.

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

10.60	Employment Agreement, dated March 27, 2009, between Jon Ricker and DSW Inc. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-32545) filed April 1, 2009. #

10.61	Employment Agreement, dated March 27, 2009, between William L. Jordan and DSW Inc. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-32545) filed April 1, 2009. #

10.62	Employment Agreement, dated March 25, 2009, between Michael R. MacDonald and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed March 25, 2009.#

10.63
Settlement Agreement, dated as of September 25, 2009, by and among Retail Ventures, Inc., DSW Inc., FB Liquidating Estate, Inc., FB Services LLC, FB Leasing Services LLC and the Official Committee of Unsecured Creditors. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 3, 2009.

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