Form 10-Q
period 2010-05-01
DSW Inc.
filed 2010-06-02
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Class A Common Shares, without par value, as of May 31, 2010 was 16,589,289 and Class B Common Shares, without par value, as of May 31, 2010 was 27,382,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 1,	January 30,
	2010	2010
ASSETS
Cash and equivalents	$141,863	$125,020
Short-term investments, net	152,358	164,265
Accounts receivable, net	6,005	5,406
Accounts receivable from related parties, net	190	123
Inventories	286,657	262,284
Prepaid expenses and other current assets	21,064	20,762
Deferred income taxes	30,542	29,130

Total current assets	638,679	606,990

Property and equipment, net	204,038	206,424
Goodwill	25,899	25,899
Other assets	18,180	11,443

Total assets	$886,796	$850,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$131,203	$119,064
Accounts payable to related parties	900	1,495
Accrued expenses:
Compensation	11,673	26,244
Taxes	32,819	28,882
Gift cards and merchandise credits	16,128	17,774
Other	40,770	31,260

Total current liabilities	233,493	224,719

Non-current liabilities	96,838	101,156

Commitments and Contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,549,129 and 16,508,581 issued and outstanding, respectively	307,523	306,123
Class B Common Shares, no par value; 100,000,000 authorized; 27,382,667 and 27,382,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding Retained earnings	248,942	218,758

Total shareholders’ equity	556,465	524,881

Total liabilities and shareholders’ equity	$886,796	$850,756

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	May 1, 2010	May 2, 2009
Net sales	$449,537	$385,846
Cost of sales	(302,172)	(280,865)
Operating expenses	(98,220)	(92,878)

Operating profit	49,145	12,103

Interest expense	(252)	(183)
Interest income	1,037	437

Interest income, net	785	254
Non-operating expense, net		(395)

Earnings before income taxes	49,930	11,962
Income tax provision	(19,746)	(4,817)

Net income	$30,184	$7,145

Basic and diluted earnings per share:
Basic	$0.69	$0.16
Diluted	$0.67	$0.16

Shares used in per share calculations:
Basic	43,908	44,018
Diluted	44,774	44,289
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of					Accumulated
	Class A	Class B	Class A	Class B		Other
	Common	Common	Common	Common	Retained	Comprehensive
	Shares	Shares	Shares	Shares	Earnings	Loss	Total
Balance, January 31, 2009	16,316	27,703	$294,222	$0	$172,017	$(655)	$465,584

Net income					7,145		7,145
Unrealized loss on available-for-sale securities						(249)	(249)

Total comprehensive income							6,896

Stock units granted	1		17				17
Stock based compensation expense, before related tax effects			1,281				1,281

Balance, May 2, 2009	16,317	27,703	$295,520	$0	$179,162	$(904)	$473,778

Balance, January 30, 2010	16,509	27,383	$306,123	$0	$218,758	$0	$524,881

Net income					30,184		30,184
Stock units granted			15				15
Exercise of stock options	18		265				265
Vesting of restricted stock units, net of settlement of taxes	22		(281)				(281)
Stock based compensation expense, before related tax effects			1,401				1,401

Balance, May 1, 2010	16,549	27,383	$307,523	$0	$248,942	$0	$556,465

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 1, 2010	May 2, 2009
Cash flows from operating activities:
Net income	$30,184	$7,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,756	11,129
Amortization of debt issuance costs	29	29
Stock based compensation expense	1,401	1,281
Deferred income taxes	(2,838)	(1,769)
Loss on disposal of long-lived assets	40	71
Impairment charges on long-lived assets		435
Non-operating expense, net		395
Grants of stock units	15	17
Other	(1,121)	(468)
Change in working capital, assets and liabilities:
Accounts receivable, net	(1,066)	(2,102)
Inventories	(24,373)	(34,221)
Prepaid expenses and other current assets	(302)	3,279
Accounts payable	9,683	24,466
Proceeds from construction and tenant allowances	900	3,072
Accrued expenses	(3,355)	2,025

Net cash provided by operating activities	$20,953	$14,784

Cash flows from investing activities:
Cash paid for property and equipment	(7,530)	(8,069)
Purchases of available-for-sale investments	(14,242)	(9,000)
Purchases of held-to-maturity investments	(21,864)
Maturities and sales of available-for-sale investments	35,412	29,624
Maturities and sales of held-to-maturity investments	3,650
Return of capital from equity investment — related party	199

Net cash (used in) provided by investing activities	$(4,375)	$12,555

Cash flows from financing activities:
Proceeds from exercise of stock options	265

Net cash provided by financing activities	$265	$0

Net increase in cash and equivalents	16,843	27,339
Cash and equivalents, beginning of period	125,020	54,782

Cash and equivalents, end of period	$141,863	$82,121

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$17,630	$4,213
Noncash investing and operating activities —
Balance of accounts payable and accrued expenses due to property and equipment purchases	$3,628	$3,622
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2010 (the “2009 Annual Report”).
In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.
Business Operations- DSW Inc. (“DSW”) and its wholly-owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. As of May 1, 2010, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 62.3% of DSW’s outstanding Common Shares, representing approximately 93.0% of the combined voting power of DSW’s outstanding Common Shares.
DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and leased departments. DSW stores and dsw.com offer a wide assortment of better-branded dress, casual and athletic footwear for men and women, as well as handbags and accessories. As of May 1, 2010, DSW operated a total of 311 stores located throughout the United States. During the three months ended May 1, 2010, DSW opened five new DSW stores and recategorized one combination DSW/Filene’s Basement store as a DSW store.
DSW also operates leased departments for four retailers in its leased department segment. As of May 1, 2010, DSW supplied merchandise to 265 Stein Mart stores, 67 Gordmans stores, 21 Filene’s Basement stores and one Frugal Fannie’s store. During the three months ended May 1, 2010, DSW added two new leased departments and ceased operations in three leased departments. DSW owns the merchandise and the fixtures (except for Filene’s Basement, where DSW only owns the merchandise), records sales of merchandise, net of returns and sales tax and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent.
Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of May 1, 2010 and January 30, 2010, the Company’s allowances for doubtful accounts were $1.1 million and $1.3 million, respectively.
Inventories- Merchandise inventories are stated at net realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.
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
Markdowns represent the excess of the carrying value over the amount the Company expects to realize from the ultimate disposition of the inventory. Factors considered in the determination of markdowns include customer preference and fashion trends. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Tradenames and Other Intangible Assets, Net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases at the time of RVI’s acquisition of the Company. As of both May 1, 2010 and January 30, 2010, the gross balance of tradenames was $12.8 million and the gross balance of other intangible assets was $0.1 million. Accumulated amortization for tradenames was $10.2 million and $10.0 million as of May 1, 2010 and January 30, 2010, respectively. Accumulated amortization for other intangible assets was $0.1 million as of both May 1, 2010 and January 30, 2010. The average useful lives of tradenames and other intangible assets, net are 15 years as of both May 1, 2010 and January 30, 2010.
Amortization expense for the three months ended May 1, 2010 was $0.2 million, and $0.7 million will be amortized during the remainder of fiscal 2010. Amortization expense associated with the net carrying amount of intangible assets as of May 1, 2010 is $0.9 million for each fiscal year from fiscal 2010 through fiscal 2012 and $0.2 million in fiscal 2013.
Customer Loyalty Program- The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of May 1, 2010 and January 30, 2010 was $10.7 million and $9.0 million, respectively.
Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in non-current liabilities was $32.2 million and $32.3 million as of May 1, 2010 and January 30, 2010, respectively.
Construction and Tenant Allowances- The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in non-current liabilities and were $58.4 million and $59.7 million as of May 1, 2010 and January 30, 2010, respectively.
Sales and Revenue Recognition- Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns through period end and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, the Company estimates a time lag for shipments to record revenue when the customer receives the goods and also includes revenue from shipping and handling in net sales while the related costs are included in cost of sales.
Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as other operating income from gift card breakage during both of the three months ended May 1, 2010 and May 2, 2009.
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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Comprehensive Income- For the three months ended May 1, 2010, comprehensive income was equal to net income. For the three months ended May 2, 2009, comprehensive income was $6.9 million.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued updates to existing guidance related to fair value measurements. As a result of these updates, entities will be required to provide enhanced disclosures about transfers into and out of level 1 and level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed level 3 disclosures, the new standard was effective for the Company for the first quarter of fiscal 2010. The requirement related to level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 29, 2011. The adoption of the effective portions of this new standard did not have a material impact to the Company’s consolidated financial statements and the Company does not expect a material impact to its consolidated financial statements related to the level 3 fair value disclosures.
2.	RELATED PARTY TRANSACTIONS
RVI- Accounts payable to RVI of $0.5 million and $1.0 million as of May 1, 2010 and January 30, 2010, respectively, were primarily related to DSW’s usage of RVI’s net operating losses prior to fiscal 2007 under the Tax Separation Agreement, shared services and other intercompany transactions. During the three months ended May 1, 2010, accounts payable were reduced by $0.5 million due to RVI’s reimbursement of certain DSW leasehold improvement expenditures.
Schottenstein Stores Corporation (“SSC”)- The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC. Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or affiliated with SSC or intercompany transactions with SSC and normally settle in the form of cash in 30 to 60 days. These related party balances as of May 1, 2010 and January 30, 2010, were related party receivables of $0.2 million and $0.1 million, respectively, and related party payables of $0.4 million and $0.5 million, respectively.
3.	STOCK BASED COMPENSATION
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
Stock Options- The following table summarizes the Company’s stock option activity (in thousands):

Three months ended
May 1, 2010
Outstanding, beginning of period	2,504
Granted	522
Exercised	(18)
Forfeited	(18)

Outstanding, end of period	2,990

Exercisable, end of period	1,132

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
DSW expensed $1.1 million and $1.0 million, respectively, for the three months ended May 1, 2010 and May 2, 2009 related to stock options. The weighted-average grant date fair value of each option granted in the three months ended May 1, 2010 and May 2, 2009 was $13.40 and $5.06, respectively, per share. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	Three months ended
	May 1, 2010	May 2, 2009
Assumptions:
Risk-free interest rate	2.5%	1.9%
Expected volatility of DSW common stock	56.9%	57.6%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%
Restricted Stock Units- The following table summarizes the Company’s restricted stock unit activity (in thousands):

Three months ended
May 1, 2010
Outstanding, beginning of period	267
Granted	59
Vested	(32)
Forfeited

Outstanding, end of period	294

DSW expensed $0.3 million for each of the three months ended May 1, 2010 and May 2, 2009 related to restricted stock units. The total aggregate intrinsic value of nonvested restricted stock units as of May 1, 2010 was $8.9 million. As of May 1, 2010, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $3.0 million with a weighted average expense recognition period remaining of 1.8 years. The weighted average exercise price for all restricted stock units is zero.
Director Stock Units- DSW issues stock units to directors who are not employees of DSW or RVI. During the three months ended May 1, 2010 and May 2, 2009, DSW granted 486 and 1,503 director stock units, respectively, and expensed less than $0.1 million in each respective three month period for these grants. As of May 1, 2010, 130,191 director stock units had been issued and no director stock units had been settled.
4.	INVESTMENTS
The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. Excluding certificates of deposit, the majority of the Company’s short-term available-for-sale investments generally have renewal dates of every 7 days, and certificates of deposit mature every 28 to 182 days. In addition to short-term investments, the Company has invested in certain longer term bonds to receive higher returns. These long-term investments have maturities greater than one year but generally shorter than two years, are classified as held-to-maturity and are included within other assets on the condensed consolidated balance sheet. The Company also received a return of capital of $0.2 million related to its related party equity investment.
The following table discloses the major categories of the Company’s investments as of the periods presented:

	Short-term investments, net		Long-term investments, net
	May 1, 2010	January 30, 2010	May 1, 2010	January 30, 2010
	(in thousands)
Available-for-sale:
Tax exempt, tax advantaged and taxable bonds	$111,878	$124,107
Tax exempt commercial paper	3,000	8,100
Certificates of deposit	11,000	15,000

Total available-for-sale investments	$125,878	$147,207

Held-to-maturity:
Term notes	26,480	17,058
Bonds			$8,951
Equity investment — related party			952	$1,151

Total investments	$152,358	$164,265	$9,903	$1,151

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5.	FAIR VALUE MEASUREMENTS
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

•	Level 3 inputs are unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis as of the periods presented consisted of the following:

	As of May 1, 2010				As of January 30, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and equivalents	$141,863	$141,863			$125,020	$125,020
Short-term investments, net	152,358		$152,358		164,265		$164,265
Long-term investments, net	9,903		8,951	$952	1,151			$1,151

	$304,124	$141,863	$161,309	$952	$290,436	$125,020	$164,265	$1,151

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that generally settle within three days. Equity investments are evaluated for other-than-temporary impairment using level 3 inputs such as the financial condition and future prospects of the entity. The Company’s available-for-sale and held-to maturity investments are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets.
The following table presents the activity related to level 3 fair value measurements for the periods presented:

	For the three months ended
	May 1, 2010		May 2, 2009
	Short-term	Long-term	Short-term	Long-term
	investments, net	investments, net	investments, net	investments, net
	(in thousands)
Carrying value at the beginning of the period	$0	$1,151	$1,845	$1,266
Transfer out of level 3				(1,266)
Return of capital from equity investment		(199)
Unrealized losses included in accumulated other comprehensive loss			(249)

Carrying value at the end of the period	$0	$952	$1,596	$0

There were no non-financial assets measured on a nonrecurring basis during the three months ended May 1, 2010. As of May 2, 2009, long-lived assets to be held and used with a carrying amount of $0.8 million were written down to their fair value of $0.4 million resulting in an impairment charge of $0.4 million, which was included in earnings.
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

	Three months ended
	May 1, 2010	May 2, 2009
	(in thousands)
Weighted average shares outstanding	43,908	44,018
Assumed exercise of dilutive stock options	586
Assumed exercise of dilutive restricted stock units	280	271

Number of shares for computation of diluted earnings per share	44,774	44,289

Options to purchase 1.0 million and 3.0 million common shares were outstanding as of May 1, 2010 and May 2, 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, the effect would be anti-dilutive.
7.	DSW $150 MILLION CREDIT FACILITY
The Company has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. The Company’s obligations under this facility are secured by a lien on substantially all of its and one of its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time the Company utilizes over 90% of its borrowing capacity under the facility, the Company must comply with a fixed charge coverage ratio test set forth in the facility documents. The Company is currently negotiating the terms of a replacement credit facility. As of May 1, 2010 and January 30, 2010, the Company had no outstanding borrowings and had availability under the facility of $138.7 million and $132.6 million, respectively. The Company had outstanding letters of credit of $11.3 million and $17.4 million, respectively, as of May 1, 2010 and January 30, 2010.
8.	INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was 39.5% and 40.3%, respectively, for the three months ended May 1, 2010 and May 2, 2009.
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
DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and leased departments. DSW stores and dsw.com have been aggregated and are presented as one reportable segment, the DSW segment, based on their similar economic characteristics, products, production processes, target customers and distribution methods. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of May 1, 2010 and January 30, 2010 is recorded in the DSW segment related to the DSW stores operating segment. The following tables present segment information for the Company’s two reportable segments:

		Leased
	DSW	departments	Total
	(in thousands)
Three months ended May 1, 2010:
Net sales	$411,626	$37,911	$449,537
Gross profit	138,325	9,040	147,365
Capital expenditures	9,132	57	9,189

Three months ended May 2, 2009:
Net sales	$344,128	$41,718	$385,846
Gross profit	96,824	8,157	104,981
Capital expenditures	8,403	6	8,409

As of May 1, 2010:
Total assets	$814,743	$72,053	$886,796

As of January 30, 2010:
Total assets	$784,213	$66,543	$850,756
10.	LEGAL PROCEEDINGS
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
All references to “Retail Ventures” or “RVI” in this Quarterly Report on Form 10-Q mean Retail Ventures, Inc. and its subsidiaries, except where it is made clear that the term only means the parent company. DSW is a controlled subsidiary of Retail Ventures. RVI Common Shares are listed under the ticker symbol “RVI” on the NYSE.
Company Overview
DSW is a leading U.S. branded footwear specialty retailer operating 311 shoe stores in 39 states as of May 1, 2010. We offer a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and dsw.com. In addition, we operate 354 leased departments for four other retailers as of May 1, 2010. Our typical DSW customers are brand, value, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 26,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in our Form 10-K filed on March 24, 2010, some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our success in opening and operating new stores on a timely and profitable basis;
•	continuation of supply agreements and the financial condition of our leased business partners;
•	maintaining good relationships with our vendors;
•	our ability to anticipate and respond to fashion trends;
•	fluctuation of our comparable sales and quarterly financial performance;
•	disruption of our distribution operations;
•	failure to retain our key executives or attract qualified new personnel;
•	our competitiveness with respect to style, price, brand availability and customer service;
•	uncertain general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;
•	risks related to our cash and investments;
•	the success of dsw.com;
•	RVI’s lease of an office facility;
•	our ability to secure a replacement credit facility upon the expiration of our existing credit facility; and
•	liquidity risks at Retail Ventures and their impact on DSW.

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
Critical Accounting Policies
Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 30, 2010 contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2010 (the “2009 Annual Report”). We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. There have been no significant changes to our critical accounting policies since the 2009 Annual Report.
Results of Operations
Overview
During the first quarter of fiscal 2010, we experienced a significant increase in demand for DSW merchandise, which led to record quarterly sales and net income. Total net sales increased 16.5% due to positive comparable sales, which were primarily driven by an increase in traffic, as well as increases in conversion and average unit retail. All merchandise categories reported a strong performance, with no single category driving the overall sales increase.
Increased sales demand and inventory management resulted in a reduction of markdown activity, driving improved merchandise margins. Occupancy expenses decreased due to reductions in non-rent related expenses. Operating expenses, excluding bonus, were relatively flat to last year due to expense management and leveraged significantly as a percentage of sales. As a result of sales growth, inventory management and expense management, first quarter operating profit as a percentage of net sales improved 780 basis points over the prior year to 10.9%.
We have continued making investments in our business that are critical to long-term growth. In the three months ended May 1, 2010, we invested $9.2 million in capital expenditures primarily related to opening new stores, remodeling existing stores and improving our information technology systems. As of May 1, 2010, our cash and short-term investments balance increased to $294.2 million and we have no long-term debt.
As of May 1, 2010, we operated 311 DSW stores, dsw.com and leased departments in 265 Stein Mart stores, 67 Gordmans stores, 21 Filene’s Basement stores and one Frugal Fannie’s store. DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and leased departments.
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of income:

	Three months ended
	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of sales	(67.2)	(72.8)

Gross profit	32.8	27.2
Operating expenses	(21.9)	(24.1)

Operating profit	10.9	3.1
Interest income, net	0.2	0.1
Non-operating expense, net	0.0	(0.1)

Earnings before income taxes	11.1	3.1
Income tax provision	(4.4)	(1.2)

Net income	6.7%	1.9%

THREE MONTHS ENDED MAY 1, 2010 COMPARED TO THREE MONTHS ENDED MAY 2, 2009
Net Sales. Net sales for the first quarter of fiscal 2010 increased 16.5% from the first quarter of fiscal 2009. The following table summarizes the increase in our net sales:

Three months ended
May 1, 2010
(in millions)
Net sales for the three months ended May 2, 2009	$385.8
Increase in comparable sales	61.4
Net increase from 2009 and 2010 new stores and closed store sales	2.3

Net sales for the three months ended May 1, 2010	$449.5

The following table summarizes our net sales by reportable segment:

	Three months ended
	May 1, 2010	May 2, 2009
	(in millions)
DSW	$411.6	$344.1
Leased departments	37.9	41.7

Total DSW Inc.	$449.5	$385.8

The following table summarizes our comparable sales change by reportable segment and in total:

Three months ended
May 1, 2010
DSW	17.7%
Leased departments	2.2%
Total DSW Inc.	16.2%
Beginning in the first quarter of fiscal 2010, dsw.com is included in the change in comparable sales. The inclusion of dsw.com did not significantly impact our comparable sales change percentage for the first quarter of fiscal 2010. The increase in comparable sales was primarily a result of an increase in traffic, as well as increases in conversion and average unit retail in our DSW stores. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women’s footwear by 17.9%, men’s by 16.6%, athletic by 17.1% and accessories by 13.6%.
Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 27.2% in the first quarter of fiscal 2009 to 32.8% in the first quarter of fiscal 2010. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	May 1, 2010	May 2, 2009
DSW	33.6%	28.1%
Leased departments	23.8%	19.6%
Total DSW Inc.	32.8%	27.2%
DSW segment merchandise margin, gross profit excluding occupancy and warehousing expenses, increased as a percentage of net sales to 46.3% for the first quarter of fiscal 2010 from 43.7% for the comparable period last year as the result of inventory management. Store occupancy expense for the DSW segment as a percentage of net sales decreased to 11.2% for the first quarter of fiscal 2010 from 13.9% for the comparable period last year as a result of increased average store sales and a reduction in non-rent related expenses. Warehousing expense decreased as percentage of net sales due to increased average store sales.
Gross profit for the leased departments increased as a percentage of net sales for the first quarter of fiscal 2010 due to a reduction in markdown activity. This reduction was due to aligning inventory position to sales demand and fewer markdowns related to store closures.
Operating Expenses. Operating expenses as a percentage of net sales were 21.9% and 24.1% for the three months ended May 1, 2010 and May 2, 2009, respectively. Operating expenses leveraged as a result of both the sales increase compared to last year and expense management. Overhead, store, and marketing expenses decreased significantly as a percentage of net sales, and were partially offset by an increase in bonus expense due to improved operating results.
Interest Income, Net. Interest income, net of interest expense, was 0.2% and 0.1%, respectively, as a percentage of net sales for the first quarters of fiscal 2010 and 2009. The increase in interest income was primarily a result of the reversal of an interest reserve during the first quarter of fiscal 2010.

Non-operating Expense, Net. There was no non-operating expense for the first quarter of fiscal 2010. Non-operating expense for the first quarter of fiscal 2009 represents an other-than-temporary impairment related to auction rate securities.
Income Taxes. Our effective tax rate for the first quarter of fiscal 2010 was 39.5%, compared to 40.3% for the first quarter of fiscal 2009.
Net Income. For the first quarter of fiscal 2010, net income increased 322%, compared to the first quarter of fiscal 2009 and represented 6.7% and 1.9% of net sales for the first quarters of fiscal 2010 and 2009, respectively. As a percentage of net sales, this increase was primarily the result of an increase in gross profit and a decrease in operating expenses.
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
Although our plan of continued expansion could place increased demands on our financial, managerial, operational and administrative resources and result in increased demands on management, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. Uncertainty in the United States economy could result in reductions in customer traffic and comparable store sales in our existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These potential negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.
Net Working Capital. Net working capital increased $22.9 million to $405.2 million as of May 1, 2010 from $382.3 million as of January 30, 2010, primarily due to the seasonal inventory increase, which was partially offset by a corresponding increase in accounts payable. As of both May 1, 2010 and January 30, 2010, the current ratio was 2.7.
Operating Cash Flows. For the three months ended May 1, 2010, our net cash provided by operations was $21.0 million, compared to $14.8 million for the three months ended May 2, 2009. The increase in cash provided by operations was primarily a result of an increase in net income partially offset by changes in net working capital.
Investing Cash Flows. For the three months ended May 1, 2010, our net cash used in investing activities was $4.4 million compared to net cash provided by investing activities of $12.6 million for the three months ended May 2, 2009. During the three months ended May 1, 2010, we incurred $9.2 million in capital expenditures. We incurred $4.8 million related to stores, $3.0 million related to information technology and infrastructure and $1.4 million related to supply chain projects and warehouses.
We expect to spend approximately $50 million for capital expenditures in fiscal 2010. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open approximately ten stores in fiscal 2010. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store advertising and other new store expenses typically accounted for $0.2 million.
$150 Million Secured Revolving Credit Facility. We have a $150 million secured revolving credit facility that expires July 5, 2010. Under this facility, we and our subsidiaries are named as co-borrowers. Our facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Our obligations under this credit facility are secured by a lien on substantially all of our and one of our subsidiary’s personal property and a pledge of our shares of DSW Shoe Warehouse. In addition, our secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict our ability to grant liens on our assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time we utilize over 90% of our borrowing capacity under this facility, we must comply with a fixed charge coverage ratio test set forth in the facility documents. As of May 1, 2010 and January 30, 2010, $138.7 million and $132.6 million, respectively, were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding.

We are currently negotiating the terms of a replacement secured revolving credit facility as our current credit facility will expire in July 2010. Based upon the current credit markets, the terms of the replacement credit facility may not be as favorable as our current terms.
Contractual Obligations
We had outstanding letters of credit that totaled approximately $11.3 million as of May 1, 2010 and $17.4 million as of January 30, 2010. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.
As of May 1, 2010, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $1.0 million as of May 1, 2010. As of May 1, 2010, we do not have any signed leases for unopened stores.
We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of May 1, 2010 or January 30, 2010.
Off-Balance Sheet Arrangements
As of May 1, 2010, the Company has not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also have investments in various short-term and long-term investments. We have $11.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service®, which provides FDIC insurance on deposits of up to $50.0 million. Our available-for-sale investments generally renew every 7 to 182 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher income investments.
As of May 1, 2010, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.
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
Item 1A. Risk Factors.
Refer to DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities. Not applicable.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers.
DSW made no purchases of its Common Shares during the three months ended May 1, 2010 excluding certain repurchases of shares to satisfy tax withholdings of stock option exercises. These repurchases are summarized in the table below (shares in thousands):

	Total	Average	Total number of	Approximate dollar
	number	price	shares purchased as	value of shares that
	of shares	paid per	part of publicly	may yet be purchased
Period	purchased	share	announced programs	under the programs
January 31, 2010 to February 27, 2010
February 28, 2010 to April 3, 2010	10	$26.03
April 4, 2010 to May 1, 2010

	10	$26.03

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
Item 3. Defaults Upon Senior Securities. None.
Item 4. Removed and Reserved.
Item 5. Other Information. None.
Item 6. Exhibits. See Index to Exhibits on page 20.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)
Date: June 2, 2010	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer