Form 10-Q
period 2010-07-31
DSW Inc.
filed 2010-09-01
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

The number of outstanding Class A Common Shares, without par value, as of August 27, 2010 was 16,638,541 and Class B Common Shares, without par value, as of August 27, 2010 was 27,382,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)
	July 31, 2010	January 30, 2010
ASSETS
Cash and equivalents	$72,986	$125,020
Short-term investments	198,964	164,265
Accounts receivable, net	10,262	5,406
Accounts receivable from related parties, net	35	123
Inventories	309,143	262,284
Prepaid expenses and other current assets	21,658	20,762
Deferred income taxes	32,774	29,130
Total current assets	645,822	606,990

Long-term investments, net	19,319	1,151
Property and equipment, net	201,578	206,424
Goodwill	25,899	25,899
Deferred income taxes and other assets	11,813	10,292
Total assets	$904,431	$850,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$139,554	$119,064
Accounts payable to related parties	889	1,495
Accrued expenses:
Compensation	14,563	26,244
Taxes	21,290	28,882
Gift cards and merchandise credits	16,493	17,774
Other	31,411	31,260
Total current liabilities	224,200	224,719

Non-current liabilities	96,308	101,156

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,637,641 and 16,508,581 issued and outstanding, respectively	311,527	306,123
Class B Common Shares, no par value; 100,000,000 authorized; 27,382,667 and 27,382,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	272,396	218,758
Total shareholders’ equity	583,923	524,881
Total liabilities and shareholders’ equity	$904,431	$850,756

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$415,120	$369,490	$864,657	$755,336
Cost of sales	(289,402)	(271,702)	(591,574)	(552,567)
Operating expenses	(87,623)	(86,427)	(185,843)	(179,305)
Operating profit	38,095	11,361	87,240	23,464

Interest expense	(236)	(188)	(488)	(371)
Interest income	373	766	1,410	1,203
Interest income, net	137	578	922	832
Non-operating income, net		528		133
Earnings before income taxes	38,232	12,467	88,162	24,429
Income tax provision	(14,778)	(4,900)	(34,524)	(9,717)
Net income	$23,454	$7,567	$53,638	$14,712

Basic and diluted earnings per share:
Basic	$0.53	$0.17	$1.22	$0.33
Diluted	$0.52	$0.17	$1.20	$0.33

Shares used in per share calculations:
Basic	43,988	44,074	43,948	44,046
Diluted	44,826	44,420	44,800	44,355

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 31, 2009	16,316	27,703	$294,222	$0	$172,017	$(655)	$465,584

Net income					14,712		14,712
Unrealized loss on available-for-sale securities						(74)	(74)
Total comprehensive income							14,638
Stock units granted	45		570				570
Vesting of restricted stock units, net of settlement of taxes	54		(177)				(177)
Stock based compensation expense, before related tax effects			2,917				2,917

Balance, August 1, 2009	16,415	27,703	$297,532	$0	$186,729	$(729)	$483,532

Balance, January 30, 2010	16,509	27,383	$306,123	$0	$218,758	$0	$524,881

Net income					53,638		53,638
Stock units granted	31		829				829
Exercise of stock options	71		997				997
Vesting of restricted stock units, net of settlement of taxes	27		(281)				(281)
Excess tax benefit related to stock option exercises			283				283
Non-cash capital contribution from Retail Ventures			767				767
Stock based compensation expense, before related tax effects			2,809				2,809

Balance, July 31, 2010	16,638	27,383	$311,527	$0	$272,396	$0	$583,923

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 31, 2010	August 1, 2009
Cash flows from operating activities:
Net income	$53,638	$14,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,167	22,724
Amortization of debt issuance costs	62	59
Stock based compensation expense	2,809	2,917
Deferred income taxes	(7,642)	(3,437)
Loss on disposal of long-lived assets	219	156
Impairment charges on long-lived assets		1,645
Non-operating income, net		(133)
Grants of stock units	829	570
Other	(1,310)	(2,031)
Change in working capital, assets and liabilities:
Accounts receivable, net	(5,292)	(1,770)
Inventories	(46,859)	(20,287)
Prepaid expenses and other current assets	(896)	3,386
Accounts payable	18,507	8,600
Proceeds from construction and tenant allowances	1,024	4,867
Accrued expenses	(19,831)	4,450
Net cash provided by operating activities	$18,425	$36,428

Cash flows from investing activities:
Cash paid for property and equipment	(17,313)	(14,973)
Purchases of available-for-sale investments	(22,568)	(109,313)
Purchases of held-to-maturity investments	(107,625)	(5,175)
Maturities and sales of available-for-sale investments	57,427	77,530
Maturities of held-to-maturity investments	19,021
Return of capital from equity investment – related party	199
Purchase of tradename	(200)
Net cash used in investing activities	$(71,059)	$(51,931)

Cash flows from financing activities:
Proceeds from exercise of stock options	997
Debt issuance costs	(680)
Excess tax benefit – related to stock option exercises	283
Net cash provided by financing activities	$600

Net decrease in cash and equivalents	(52,034)	(15,503)
Cash and equivalents, beginning of period	125,020	54,782
Cash and equivalents, end of period	$72,986	$39,279

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$50,932	$7,318
Noncash investing and operating activities –
Balance of accounts payable and accrued expenses due to property and equipment purchases	2,753	1,442
Decrease in accounts payable related to recovery from RVI of shared service asset impairment		(1,818)
Non-cash capital contribution from Retail Ventures	767

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

Business Operations- DSW Inc. (“DSW”) and its wholly-owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. As of July 31, 2010, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 62.2% of DSW’s outstanding Common Shares, representing approximately 92.9% of the combined voting power of DSW’s outstanding Common Shares.

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and leased departments. DSW stores and dsw.com offer a wide assortment of better-branded dress, casual and athletic footwear for men and women, as well as handbags and accessories. As of July 31, 2010, DSW operated a total of 310 stores located throughout the United States. During the six months ended July 31, 2010, DSW opened five new DSW stores, closed one DSW store and recategorized one combination DSW/Filene’s Basement store as a DSW store.

DSW also operates leased departments for four retailers in its leased department segment. As of July 31, 2010, DSW supplied merchandise to 264 Stein Mart stores, 68 Gordmans stores, 21 Filene’s Basement stores and one Frugal Fannie’s store. During the six months ended July 31, 2010, DSW added three new leased departments and ceased operations in four leased departments. DSW owns the merchandise and the fixtures (except for Filene’s Basement, where DSW only owns the merchandise), records sales of merchandise, net of returns and sales tax and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent.

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of July 31, 2010 and January 30, 2010, the Company’s allowances for doubtful accounts were $1.1 million and $1.3 million, respectively.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Tradenames and Other Intangible Assets, Net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases at the time of RVI’s acquisition of the Company. As of July 31, 2010 and January 30, 2010, the gross balance of tradenames was $13.0 million and $12.8 million, respectively. During the three months ended July 31, 2010, DSW purchased a merchandise trade name for the amount of $0.2 million, amortizable over five years.  As of both July 31, 2010 and January 30, 2010, the gross balance of other intangible assets was $0.1 million. Accumulated amortization for tradenames was $10.4 million and $10.0 million as of July 31, 2010 and January 30, 2010, respectively. Accumulated amortization for other intangible assets was $0.1 million as of both July 31, 2010 and January 30, 2010. The average useful lives of tradenames and other intangible assets, net are 14 and 15 years as of July 31, 2010 and January 30, 2010, respectively.

Amortization expense for the six months ended July 31, 2010 was $0.4 million, and $0.5 million will be amortized during the remainder of fiscal 2010. Amortization expense associated with the net carrying amount of intangible assets as of July 31, 2010 is $0.9 million for both fiscal 2011 and fiscal 2012, $0.3 million in fiscal 2013 and less than $0.1 million in fiscal 2014.

Customer Loyalty Program- The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of July 31, 2010 and January 30, 2010 was $10.7 million and $9.0 million, respectively.

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in non-current liabilities was $32.0 million and $32.3 million as of July 31, 2010 and January 30, 2010, respectively.

Construction and Tenant Allowances- The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in non-current liabilities and were $58.1 million and $59.7 million as of July 31, 2010 and January 30, 2010, respectively.

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

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as other operating income from gift card breakage during both of the three months ended July 31, 2010 and August 1, 2009. The Company recognized $0.4 million as other operating income from gift card breakage during both of the six months ended July 31, 2010 and August 1, 2009.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Non-operating Income, Net- Non-operating income, net includes other-than-temporary impairments related to investments and realized gains on disposition of investments.

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

Comprehensive Income- For the six months ended July 31, 2010, comprehensive income was equal to net income. For the six months ended August 1, 2009, comprehensive income was $14.6 million, $0.1 million less than net income of $14.7 million due to unrealized losses on available for sale securities.

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

RVI- Accounts payable to RVI of $0.5 million and $1.0 million as of July 31, 2010 and January 30, 2010, respectively, were primarily related to DSW’s usage of RVI’s net operating losses prior to fiscal 2007 under the Tax Separation Agreement, shared services and other intercompany transactions. During the six months ended July 31, 2010, accounts payable were reduced by $0.5 million due to RVI’s reimbursement of certain DSW leasehold improvement expenditures.

During the six months ended July 31, 2010, RVI contributed tax benefits to DSW resulting in non-cash capital contributions of $0.8 million.

Schottenstein Stores Corporation (“SSC”)- The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC. Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned by or affiliated with SSC or intercompany transactions with SSC and normally settle in the form of cash in 30 to 60 days. These related party balances as of July 31, 2010 and January 30, 2010, were related party receivables of less than $0.1 million and $0.1 million, respectively, and related party payables of $0.4 million and $0.5 million, respectively.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Options- The following table summarizes the Company’s stock option activity (in thousands):

Six months ended
July 31, 2010
Outstanding, beginning of period	2,504
Granted	522
Exercised	(71)
Forfeited	(44)
Outstanding, end of period	2,911
Exercisable, end of period	1,169

DSW expensed $2.4 million and $2.2 million, respectively, for the six months ended July 31, 2010 and August 1, 2009 related to stock options. The weighted-average grant date fair value of each option granted in the six months ended July 31, 2010 and August 1, 2009 was $13.40 and $5.07 per share, respectively.  The total aggregate intrinsic value of nonvested DSW stock options as of July 31, 2010 was $16.2 million.  As of July 31, 2010, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $10.4 million with a weighted average expense recognition period remaining of 3.0 years.  The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	Six months ended
	July 31, 2010	August 1, 2009
Assumptions:
Risk-free interest rate	2.5%	1.9%
Expected volatility of DSW common stock	56.9%	57.6%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%

Restricted Stock Units- The following table summarizes the Company’s restricted stock unit activity (in thousands):

Six months ended
July 31, 2010
Outstanding, beginning of period	267
Granted	59
Vested	(37)
Forfeited	(2)
Outstanding, end of period	287

DSW expensed $0.4 million and $0.7 million, respectively, for the six months ended July 31, 2010 and August 1, 2009 related to restricted stock units. The total aggregate intrinsic value of nonvested restricted stock units as of July 31, 2010 was $7.6 million. As of July 31, 2010, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.7 million with a weighted average expense recognition period remaining of 1.6 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW or RVI. During the six months ended July 31, 2010 and August 1, 2009, DSW granted 30,698 and 45,130 director stock units, respectively, and expensed $0.8 million and $0.6 million in each respective six month period for these grants. As of July 31, 2010, 160,403 director stock units had been issued and no director stock units had been settled.

4.	INVESTMENTS

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. Excluding certificates of deposit, the majority of the Company’s short-term available-for-sale investments generally have renewal dates of every 7 days, and certificates of deposit mature every 61 days. In addition to short-term investments, the Company has invested in certain longer term bonds to receive higher returns. These long-term investments have maturities greater than one year but generally shorter than two years, are classified as held-to-maturity and are included within other assets on the condensed consolidated balance sheet. The Company also received a return of capital of $0.2 million related to its related party equity investment.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table discloses the major categories of the Company’s investments as of the periods presented:

	Short-term investments		Long-term investments, net
	July 31, 2010	January 30, 2010	July 31, 2010	January 30, 2010
Available-for-sale:	(in thousands)
Bonds	$105,190	$124,107
Commercial paper	6,000	8,100
Certificates of deposit	1,000	15,000
Total available-for-sale investments	$112,190	$147,207

Held-to-maturity:
Term notes	86,774	17,058
Bonds			$18,367

Equity investment – related party			952	$1,151
Total investments	$198,964	$164,265	$19,319	$1,151

5.	FAIR VALUE MEASUREMENTS

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

•	Level 3 inputs are unobservable inputs.

Financial assets and liabilities measured at fair value on a recurring basis as of the periods presented consisted of the following:

	As of July 31, 2010				As of January 30, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and equivalents	$72,986	$72,986			$125,020	$125,020
Short-term investments, net	198,964		$198,964		164,265		$164,265
Long-term investments, net	19,319		18,367	$952	1,151			$1,151
	$291,269	$72,986	$217,331	$952	$290,436	$125,020	$164,265	$1,151

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

The following table presents the activity related to level 3 fair value measurements for the periods presented:

	For the three months ended
	July 31, 2010		August 1, 2009
	Short-term investments	Long-term investments, net	Short-term investments	Long-term investments, net
	(in thousands)
Carrying value at the beginning of the period	$0	$952	$1,596	$0
Unrealized gains included in accumulated other comprehensive loss			175
Carrying value at the end of the period	$0	$952	$1,771	$0

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the six months ended
	July 31, 2010		August 1, 2009
	Short-term investments	Long-term investments, net	Short-term investments	Long-term investments, net
	(in thousands)
Carrying value at the beginning of the period	$0	$1,151	$1,845	$1,266
Transfer out of level 3				(1,266)
Return of capital from equity investment		(199)
Unrealized losses included in accumulated other comprehensive loss			(74)
Carrying value at the end of the period	$0	$952	$1,771	$0

There were no non-financial assets measured on a nonrecurring basis during the six months ended July 31, 2010. As of August 1, 2009, long-lived assets to be held and used with a carrying amount of $2.0 million were written down to their fair value of $0.4 million resulting in an impairment charge of $1.6 million, which was included in earnings.

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

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)
Weighted average shares outstanding	43,988	44,074	43,948	44,046
Assumed exercise of dilutive stock options	552		569
Assumed exercise of dilutive restricted stock units	286	346	283	309
Number of shares for computation of diluted earnings per share	44,826	44,420	44,800	44,355

Options to purchase 1.0 million and 2.7 million common shares were outstanding for the three months ended July 31, 2010 and August 1, 2009, respectively, and options to purchase 1.0 million and 2.8 million common shares were outstanding for the six months ended July 31, 2010 and August 1, 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, the effect would be anti-dilutive.

7.	DSW $100 MILLION CREDIT FACILITY

On June 30, 2010, the Company entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014.  Under this facility, the Company and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are named as co-borrowers, with all other subsidiaries listed as guarantors.  The Credit Facility may be increased by up to $75 million upon the Company’s request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of the personal property assets of the Company and its subsidiaries with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under the Company’s previous credit arrangement and to provide for the ongoing working capital requirements of the Company. Revolving credit loans bear interest under the Credit Facility at the Company’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Agreement), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Agreement) plus 1.0%, plus in each instance an applicable margin based upon the Company’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon the Company’s revolving credit availability.  Swing loans bear interest under the base rate option. The Company’s right to obtain advances under the credit facility is limited by a borrowing base.  In addition, the Credit Facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem our stock and pay cash dividends up to the aggregate amount of 50% of the previous year’s net income, for a maximum of $50.0 million.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of July 31, 2010, the Company had no outstanding borrowings, had availability under the facility of $72.2 million and had outstanding letters of credit of $27.8 million. As of January 30, 2010 under its previous credit facility, the Company had no outstanding borrowings, had availability under the facility of $132.6 million and had outstanding letters of credit of $17.4 million.

8.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was 38.7% and 39.3%, respectively, for the three months ended July 31, 2010 and August 1, 2009.  The Company’s effective tax rate was 39.2% and 39.8%, respectively, for the six months ended July 31, 2010 and August 1, 2009.

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

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and leased departments.  DSW stores and dsw.com have been aggregated and are presented as one reportable segment, the DSW segment, based on their similar economic characteristics, products, production processes, target customers and distribution methods. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of July 31, 2010 and January 30, 2010 is recorded in the DSW segment related to the DSW stores operating segment. The following tables present segment information for the Company’s two reportable segments:

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	DSW	Leased departments	Total
	(in thousands)
Three months ended July 31, 2010:
Net sales	$381,918	$33,202	$415,120
Gross profit	118,917	6,801	125,718
Capital expenditures	8,906	0	8,906

Three months ended August 1, 2009:
Net sales	$335,200	$34,290	$369,490
Gross profit	92,074	5,714	97,788
Capital expenditures	4,695	36	4,731

Six months ended July 31, 2010:
Net sales	$793,544	$71,113	$864,657
Gross profit	257,242	15,841	273,083
Capital expenditures	18,038	57	18,095

Six months ended August 1, 2009:
Net sales	$679,328	$76,008	$755,336
Gross profit	188,898	13,871	202,769
Capital expenditures	13,098	42	13,140

As of July 31, 2010:
Total assets	$828,690	$75,741	$904,431

As of January 30, 2010:
Total assets	$784,213	$66,543	$850,756

10.	LEGAL PROCEEDINGS

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

DSW is a leading U.S. branded footwear specialty retailer operating 310 shoe stores in 39 states as of July 31, 2010. We offer a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and dsw.com. In addition, we operate 353 leased departments for four other retailers as of July 31, 2010. Our typical DSW customers are brand, value, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and can carry approximately 26,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

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

Results of Operations

Overview

During the six months ended July 31, 2010, we generated a 14.1% increase in comparable sales and a 14.5% increase in total sales.  The significant increase in comparable sales was primarily driven by an increase in transactions, as more customers visited our stores and a higher percentage of those customers made purchases.  All merchandise categories reported a strong performance, with no single category driving the overall sales increase.

The sales increase exceeded our expectations entering the season, which resulted in a reduction of markdown activity and improved merchandise margins. Occupancy expenses decreased due to a reduction in impairments of long-lived assets. Operating expenses, excluding bonus, were relatively flat to last year due to expense management and leveraged significantly as a percentage of sales. As a result of sales growth, improved merchandise margins and expense management, operating profit for the six months ended July 31, 2010 as a percentage of net sales improved 700 basis points over the prior year to 10.1%.

We have continued making investments in our business that are critical to long-term growth. During the six months ended July 31, 2010, we invested $18.1 million in capital expenditures primarily related to opening new stores, remodeling existing stores and improving our information technology systems. As of July 31, 2010, our cash and short-term investments balance was $272.0 million.  We also have $19.3 million in long-term investments and no long-term debt.

As of July 31, 2010, we operated 310 DSW stores, dsw.com and leased departments in 264 Stein Mart stores, 68 Gordmans stores, 21 Filene’s Basement stores and one Frugal Fannie’s store. DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and leased departments.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of income:

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(69.7)	(73.5)	(68.4)	(73.2)
Gross profit	30.3	26.5	31.6	26.8
Operating expenses	(21.1)	(23.4)	(21.5)	(23.7)
Operating profit	9.2	3.1	10.1	3.1
Interest income, net	0.0	0.2	0.1	0.1
Non-operating income, net		0.1		0.0
Earnings before income taxes	9.2	3.4	10.2	3.2
Income tax provision	(3.5)	(1.3)	(4.0)	(1.3)
Net income	5.7%	2.1%	6.2%	1.9%

THREE MONTHS ENDED JULY 31, 2010 COMPARED TO THREE MONTHS ENDED AUGUST 1, 2009

Net Sales. Net sales for the second quarter of fiscal 2010 increased 12.3% from the second quarter of fiscal 2009. The following table summarizes the increase in our net sales:

Three months ended July 31, 2010
(in millions)
Net sales for the three months ended August 1, 2009	$369.5
Increase in comparable sales	43.2
Net increase from 2009 and 2010 new stores and closed store sales	2.4
Net sales for the three months ended July 31, 2010	$415.1

The following table summarizes our net sales by reportable segment:

	Three months ended
	July 31, 2010	August 1, 2009
	(in millions)
DSW	$381.9	$335.2
Leased departments	33.2	34.3
Total DSW Inc.	$415.1	$369.5

The following table summarizes our comparable sales change by reportable segment and in total:

Three months ended
July 31, 2010
DSW	12.5%
Leased departments	5.7%
Total DSW Inc.	12.0%

Beginning in the first quarter of fiscal 2010, dsw.com is included in the change in comparable sales. The inclusion of dsw.com did not significantly impact our comparable sales change percentage for the second quarter of fiscal 2010. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and a higher percentage of those customers making purchases.  For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 13.6%, men's by 14.9%, athletic by 10.0% and accessories by 5.9%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 26.5% in the second quarter of fiscal 2009 to 30.3% in the second quarter of fiscal 2010. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	July 31, 2010	August 1, 2009
DSW	31.1%	27.5%
Leased departments	20.5%	16.7%
Total DSW Inc.	30.3%	26.5%

DSW segment merchandise margin, gross profit excluding occupancy and warehousing expenses, increased as a percentage of net sales to 45.4% for the second quarter of fiscal 2010 from 43.4% for the comparable period last year as a result of sales exceeding our expectations which led to a reduction in markdown activity.   Store occupancy expense for the DSW segment as a percentage of net sales decreased to 12.7% for the second quarter of fiscal 2010 from 14.4% for the comparable period last year as a result of increased average store sales and a reduction in impairments of long-lived assets. Warehousing expense as percentage of net sales was relatively flat to last year.

Gross profit for the leased departments increased as a percentage of net sales for the second quarter of fiscal 2010 due to a reduction in markdown activity. This reduction was due to aligning inventory position to sales demand and fewer markdowns related to store closures.

Operating Expenses. Operating expenses as a percentage of net sales were 21.1% and 23.4% for the three months ended July 31, 2010 and August 1, 2009, respectively. Operating expenses leveraged as a result of both the sales increase compared to last year and expense management. Overhead, store, and marketing expenses decreased significantly as a percentage of net sales, and were partially offset by an increase in bonus expense due to improved operating results.

Interest Income, Net. Interest income, net of interest expense, was 0.0% and 0.2%, respectively, as a percentage of net sales for the second quarters of fiscal 2010 and 2009.

Non-operating income, Net. There was no non-operating income for the second quarter of fiscal 2010. Non-operating income for the second quarter of fiscal 2009 represents the realized gain related to the sales of investments in preferred shares.

Income Taxes. Our effective tax rate for the second quarter of fiscal 2010 was 38.7%, compared to 39.3% for the second quarter of fiscal 2009.

Net Income. For the second quarter of fiscal 2010, net income increased 210%, compared to the second quarter of fiscal 2009 and represented 5.7% and 2.1% of net sales for the second quarters of fiscal 2010 and 2009, respectively. As a percentage of net sales, this increase was primarily the result of the increase in gross profit and the decrease in operating expenses.

SIX MONTHS ENDED JULY 31, 2010 COMPARED TO SIX MONTHS ENDED AUGUST 1, 2009

Net Sales. Net sales for the six months ended July 31, 2010 increased 14.5% from the six months ended August 1, 2009. The following table summarizes the increase in our net sales:

Six months ended July 31, 2010
(in millions)
Net sales for the six months ended August 1, 2009	$755.3
Increase in comparable sales	104.6
Net increase from 2009 and 2010 new stores and closed store sales	4.8
Net sales for the six months ended July 31, 2010	$864.7

The following table summarizes our net sales by reportable segment:

	Six months ended
	July 31, 2010	August 1, 2009
	(in millions)
DSW	$793.6	$679.3
Leased departments	71.1	76.0
Total DSW Inc.	$864.7	$755.3

The following table summarizes our comparable sales change by reportable segment and in total:

Six months ended
July 31, 2010
DSW	15.2%
Leased departments	3.8%
Total DSW Inc.	14.1%

Beginning in the first quarter of fiscal 2010, dsw.com is included in the change in comparable sales. The inclusion of dsw.com did not significantly impact our comparable sales change percentage for the six months ended July 31, 2010. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and a higher percentage of those customers making purchases.  For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 15.8%, men's by 15.7%, athletic by 13.5% and accessories by 9.8%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 26.8% in the six months ended August 1, 2009 to 31.6% in the six months ended July 31, 2010. By reportable segment and in total, gross profit as a percentage of net sales was:

	Six months ended
	July 31, 2010	August 1, 2009
DSW	32.4%	27.8%
Leased departments	22.3%	18.2%
Total DSW Inc.	31.6%	26.8%

DSW segment merchandise margin, gross profit excluding occupancy and warehousing expenses, increased as a percentage of net sales to 45.9% for the six months ended July 31, 2010 from 43.6% for the comparable period last year as a result of sales exceeding our expectations which led to a reduction in markdown activity.  Store occupancy expense for the DSW segment as a percentage of net sales decreased to 11.9% for the six months ended July 31, 2010 from 14.2% for the comparable period last year as a result of increased average store sales and a reduction in non-rent related expenses.  Warehousing expense as percentage of net sales was relatively flat to last year.

Gross profit for the leased departments increased as a percentage of net sales for the six months ended July 31, 2010 due to a reduction in markdown activity. This reduction was due to aligning inventory position to sales demand and fewer markdowns related to store closures.

Operating Expenses. Operating expenses as a percentage of net sales were 21.5% and 23.7% for the six months ended July 31, 2010 and August 1, 2009, respectively. Operating expenses leveraged as a result of both the sales increase compared to last year and expense management. Overhead, store, and marketing expenses decreased significantly as a percentage of net sales, and were partially offset by an increase in bonus expense due to improved operating results.

Interest Income, Net. Interest income, net of interest expense was 0.1%, as a percentage of net sales for both of the six months ended July 31, 2010 and August 1, 2009.

Non-operating Income, Net. There was no non-operating income for the six months ended July 31, 2010. Non-operating income for the six months ended August 1, 2009 represents the realized gain related to the sale of preferred shares, partially offset by an other-than-temporary impairment related to auction rate securities.

Income Taxes. Our effective tax rate for the six months ended July 31, 2010 was 39.2%, compared to 39.8% for the six months ended August 1, 2009.

Net Income. For the six months ended July 31, 2010, net income increased 265%, compared to the six months ended August 1, 2009 and represented 6.2% and 1.9% of net sales for the six months ended July 31, 2010 and August 1, 2009, respectively. As a percentage of net sales, this increase was primarily the result of the increase in gross profit and the decrease in operating expenses.

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

Although our plan of continued expansion could place increased demands on our financial, managerial, operational and administrative resources and result in increased demands on management, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. Uncertainty in the United States economy could result in reductions in customer traffic and comparable sales in our existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These potential negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.

Net Working Capital. Net working capital increased $39.4 million to $421.6 million as of July 31, 2010 from $382.3 million as of January 30, 2010, primarily due to the seasonal inventory increase, which was partially offset by a corresponding increase in accounts payable. As of July 31, 2010 and January 30, 2010, the current ratio was 2.9 and 2.7, respectively.

Operating Cash Flows. For the six months ended July 31, 2010, our net cash provided by operations was $18.4 million, compared to $36.4 million for the six months ended August 1, 2009. The decrease in cash provided by operations was primarily a result of increased inventory purchases and reductions in accrued expenses as compared to the prior year, offsetting the $38.9 million increase in net income.

Investing Cash Flows. For the six months ended July 31, 2010, our net cash used in investing activities was $71.1 million compared to $51.9 million for the six months ended August 1, 2009. During the six months ended July 31, 2010, we incurred $18.1 million in capital expenditures, of which $10.7 million related to stores, $4.0 million related to information technology and infrastructure and $3.4 million related to supply chain projects and warehouses.

We expect to spend approximately $50 million for capital expenditures in fiscal 2010. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open nine stores in fiscal 2010. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store advertising and other new store expenses typically accounted for $0.2 million.

Financing Cash Flows. For the six months ended July 31, 2010, our net cash provided by activities was $0.6 million. The increase was primarily the result of stock option exercises.

$100 Million Credit Facility. On June 30, 2010, the Company entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014.  Under this facility, the Company and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are named as co-borrowers, with all other subsidiaries listed as guarantors.  The Credit Facility may be increased by up to $75 million upon the Company’s request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of the personal property assets of the Company and its subsidiaries with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under the Company’s previous credit arrangement and to provide for the ongoing working capital requirements of the Company. Revolving credit loans bear interest under the Credit Facility at the Company’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Agreement), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Agreement) plus 1.0%, plus in each instance an applicable margin based upon the Company’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon the Company’s revolving credit availability.  Swing loans bear interest under the base rate option. The Company’s right to obtain advances under the credit facility is limited by a borrowing base.  In addition, the Credit Facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem our stock and pay cash dividends up to the aggregate amount of 50% of the previous year’s net income, for a maximum of $50.0 million.

As of July 31, 2010, the Company had no outstanding borrowings and had availability under the facility of $72.2 million.  As of January 30, 2010 under its previous credit facility, the Company had no outstanding borrowings and had availability under the facility of $132.6 million.

Contractual Obligations

We had outstanding letters of credit that totaled approximately $27.8 million as of July 31, 2010 under our current facility and $17.4 million as of January 30, 2010 under our previous facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of July 31, 2010, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $2.3 million as of July 31, 2010.

In addition, we have signed lease agreements for five new store locations expected to be opened over the next eighteen months, with total annual rent of approximately $5.2 million. In connection with the new lease agreements, we will receive a total of $3.1 million of construction and tenant allowance reimbursements for expenditures at these locations.

We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of July 31, 2010 or January 30, 2010.

Off-Balance Sheet Arrangements

As of July 31, 2010, the Company has not entered into any "off-balance sheet" arrangements, as that term is described by the SEC.

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

Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also have investments in various short-term and long-term investments. We have $1.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service®, which provides FDIC insurance on deposits of up to $50.0 million. Our available-for-sale investments generally renew every 7 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher income investments.

As of July 31, 2010, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

We plan to open nine stores in fiscal 2010 and plan to open ten to fifteen stores each year for the next three to five years, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2009, 2008 and 2007, we opened 9, 41 and 37 new DSW stores, respectively. We plan to open nine stores in fiscal 2010 and plan to open ten to fifteen stores each year for fiscal 2011 and beyond. As of July 31, 2010, we have signed leases for an additional five stores opening in fiscal 2010 and fiscal 2011. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase investments in management information systems and distribution facilities. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse effect on our operations and financial performance and slow our growth.

Restrictions in our secured revolving credit facility could limit our operational flexibility.

We have a $100 million secured revolving credit facility with a term expiring June 2014. Under this facility, we and our subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates as defined in the agreement. The credit facility is secured by a lien on substantially all of our and our subsidiaries’ personal property assets with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under our previous credit arrangement, to provide for our ongoing working capital requirements, and to make permitted acquisitions. The credit facility provides for a sub-limit to foreign borrowers that could subject us to foreign currency rate risk.  In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. Not applicable.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

DSW made no purchases of its Common Shares during the three months ended July 31, 2010. There were no repurchases of shares to satisfy tax withholdings of stock option exercises.

We do not anticipate paying cash dividends on our Common Shares in the foreseeable future. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us or our subsidiaries, up to the aggregate amount of up to 50% of the previous year’s net income, for a maximum of $50.0 million, provided that we meet the minimum cash requirement set forth in our facility.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Removed and Reserved.

Item 5.	Other Information. None.

Item 6.	Exhibits. See Index to Exhibits on page 24.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC.
(Registrant)

Date: September 1, 2010	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
$100,000,000 Revolving Credit Facility Credit Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and PNC Bank, National Association., as Administrative Agent, PNC Capital Markets LLC, as Sole Book Runner and Sole Lead Arranger, Bank of America, N.A, as Syndication Agent and Documentation Agent, and Fifth Third Bank and Wells Fargo Retail Finance, LLC as Managing Agents. Incorporated by reference to Exhibit 10.1 to DSW’s Form 8-K (file no. 1-32545) filed July 6, 2010.

10.2	Summary of Director Compensation * #

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

* Filed herewith.

# Management contract or compensatory plan or arrangement.