Form 10-Q
period 2010-10-30
DSW Inc.
filed 2010-12-01
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2010

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

The number of outstanding Class A Common Shares, without par value, as of November 26, 2010 was 16,710,253 and Class B Common Shares, without par value, as of November 26, 2010 was 27,382,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 30, 2010	January 30, 2010
ASSETS
Cash and equivalents	$103,755	$125,020
Short-term investments	206,065	164,265
Accounts receivable, net	10,892	5,406
Accounts receivable from related parties, net	39	123
Inventories	332,446	262,284
Prepaid expenses and other current assets	28,958	20,762
Deferred income taxes	33,588	29,130
Total current assets	715,743	606,990

Long-term investments	11,767	1,151
Property and equipment, net	206,744	206,424
Goodwill	25,899	25,899
Other assets	5,243	10,292
Total assets	$965,396	$850,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$138,298	$119,064
Accounts payable to related parties	772	1,495
Accrued expenses:
Compensation	22,854	26,244
Taxes	18,363	28,882
Gift cards and merchandise credits	16,293	17,774
Other	41,573	31,260
Total current liabilities	238,153	224,719

Deferred income taxes	14,157
Other non-current liabilities	91,815	101,156

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,651,293 and 16,508,581 issued and outstanding, respectively	313,362	306,123
Class B Common Shares, no par value; 100,000,000 authorized; 27,382,667 and 27,382,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	307,909	218,758
Total shareholders’ equity	621,271	524,881
Total liabilities and shareholders’ equity	$965,396	$850,756

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$489,269	$444,621	$1,353,926	$1,199,957
Cost of sales	(330,049)	(297,462)	(921,623)	(850,029)
Operating expenses	(104,148)	(102,438)	(289,991)	(281,743)
Operating profit	55,072	44,721	142,312	68,185
Interest expense	(211)	(176)	(699)	(547)
Interest income	1,256	621	2,666	1,824
Interest income, net	1,045	445	1,967	1,277
Non-operating income (expense), net	1,500	(754)	1,500	(621)
Earnings before income taxes	57,617	44,412	145,779	68,841
Income tax provision	(22,104)	(17,781)	(56,628)	(27,498)
Net income	$35,513	$26,631	$89,151	$41,343

Basic and diluted earnings per share:
Basic	$0.81	$0.60	$2.03	$0.94
Diluted	$0.79	$0.60	$1.99	$0.93

Shares used in per share calculations:
Basic	44,027	44,144	43,974	44,079
Diluted	44,900	44,486	44,837	44,398

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 31, 2009	16,316	27,703	$294,222	$0	$172,017	$(655)	$465,584

Net income					41,343		41,343
Unrealized loss on available-for-sale securities						(99)	(99)
Total comprehensive income							41,244
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment						754	754
Stock units granted	46		584				584
Exercise of stock options	52		641				641
Vesting of restricted stock units, net of settlement of taxes	54		(177)				(177)
Stock based compensation expense, before related tax effects			4,213				4,213

Balance, October 31, 2009	16,468	27,703	$299,483	$0	$213,360	$0	$512,843

Balance, January 30, 2010	16,509	27,383	$306,123	$0	$218,758	$0	$524,881

Net income					89,151		89,151
Stock units granted	31		843				843
Exercise of stock options	82		1,159				1,159
Vesting of restricted stock units, net of settlement of taxes	29		(281)				(281)
Excess tax benefit related to stock option exercises			310				310
Non-cash capital contribution from Retail Ventures			945				945
Stock based compensation expense, before related tax effects			4,263				4,263

Balance, October 30, 2010	16,651	27,383	$313,362	$0	$307,909	$0	$621,271

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 30, 2010	October 31, 2009
Cash flows from operating activities:
Net income	$89,151	$41,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,495	34,415
Amortization of debt issuance costs	110	88
Stock based compensation expense	4,263	4,213
Deferred income taxes	4,005	(5,572)
Loss on disposal of long-lived assets	804	266
Impairment charges on long-lived assets		481
Non-operating income, net		621
Grants of stock units	843	584
Other	(2,768)	(5,622)
Change in working capital, assets and liabilities:
Accounts receivable, net	(5,926)	(1,187)
Inventories	(70,162)	(45,387)
Prepaid expenses and other current assets	(4,151)	2,971
Accounts payable	17,576	49,838
Proceeds from construction and tenant allowances	2,133	6,680
Accrued expenses	(5,896)	44,478
Net cash provided by operating activities	64,477	128,210

Cash flows from investing activities:
Cash paid for property and equipment	(32,182)	(18,671)
Purchases of available-for-sale investments	(24,918)	(161,147)
Purchases of held-to-maturity investments	(147,348)	(12,105)
Maturities and sales of available-for-sale investments	68,145	101,106
Maturities and sales of held-to-maturity investments	49,876	3,675
Return of capital from equity investment – related party	199
Purchase of tradename	(225)
Net cash used in investing activities	(86,453)	(87,142)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,159	641
Debt issuance costs	(758)
Excess tax benefits – related to stock option exercises	310
Net cash provided by financing activities	711	641

Net (decrease) increase in cash and equivalents	(21,265)	41,709
Cash and equivalents, beginning of period	125,020	54,782
Cash and equivalents, end of period	$103,755	$96,491

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$65,612	$7,398

Non-cash investing and operating activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	4,740	1,372
(Decrease) in accounts payable related to recovery from Retail Ventures of shared service asset impairment		(1,818)
Non-cash capital contribution from Retail Ventures	945
Amortization of investment discounts and premiums	1,630

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

Business Operations- DSW Inc. (“DSW”) and its wholly-owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. As of October 30, 2010, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 62.2% of DSW’s outstanding Common Shares, representing approximately 92.9% of the combined voting power of DSW’s outstanding Common Shares.

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and leased departments. DSW stores and dsw.com offer a wide assortment of better-branded dress, casual and athletic footwear for men and women, as well as handbags and accessories. As of October 30, 2010, DSW operated a total of 313 stores located throughout the United States. During the nine months ended October 30, 2010, DSW opened nine new DSW stores, closed two DSW stores and recategorized one combination DSW/Filene’s Basement store as a DSW store.

DSW also operates leased departments for four retailers in its leased department segment. As of October 30, 2010, DSW supplied merchandise to 261 Stein Mart stores, 68 Gordmans stores, 21 Filene’s Basement stores and one Frugal Fannie’s store. During the nine months ended October 30, 2010, DSW added three new leased departments and ceased operations in seven leased departments. DSW owns the merchandise and the fixtures (except for Filene’s Basement, where DSW only owns the merchandise), records sales of merchandise, net of returns and sales tax, and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent.

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of October 30, 2010 and January 30, 2010, the Company’s allowances for doubtful accounts were $1.2 million and $1.3 million, respectively.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Tradenames and Other Intangible Assets, Net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases at the time of RVI’s acquisition of the Company. As of October 30, 2010 and January 30, 2010, the gross balance of tradenames was $13.0 million and $12.8 million, respectively. During the nine months ended October 30, 2010, DSW purchased a merchandise tradename for the amount of $0.2 million, amortizable over five years, and an indefinite lived tradename for less than $0.1 million. As of both October 30, 2010 and January 30, 2010, the gross balance of other intangible assets was $0.1 million. Accumulated amortization for tradenames was $10.6 million and $10.0 million as of October 30, 2010 and January 30, 2010, respectively. Accumulated amortization for other intangible assets was $0.1 million as of both October 30, 2010 and January 30, 2010. The average useful lives of tradenames and other intangible assets, net are 14 and 15 years as of October 30, 2010 and January 30, 2010, respectively.

Amortization expense for the nine months ended October 30, 2010 was $0.7 million, and $0.2 million will be amortized during the remainder of fiscal 2010. Amortization expense associated with the net carrying amount of intangible assets as of October 30, 2010 is $0.9 million for both fiscal 2011 and fiscal 2012, $0.3 million in fiscal 2013 and less than $0.1 million in fiscal 2014.

Customer Loyalty Program- The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of October 30, 2010 and January 30, 2010 was $11.9 million and $9.0 million, respectively.

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in non-current liabilities was $32.1 million and $32.3 million as of October 30, 2010 and January 30, 2010, respectively.

Construction and Tenant Allowances- The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in non-current liabilities and were $57.4 million and $59.7 million as of October 30, 2010 and January 30, 2010, respectively.

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

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as other operating income from gift card breakage during both of the three months ended October 30, 2010 and October 31, 2009. The Company recognized $0.6 million as other operating income from gift card breakage during both of the nine months ended October 30, 2010 and October 31, 2009.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Non-operating Income (Expense), Net- Non-operating income (expense), net includes other-than-temporary impairments related to investments and realized gains on disposition of investments.

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

Comprehensive Income- For the nine months ended October 30, 2010, comprehensive income was equal to net income. For the nine months ended October 31, 2009, comprehensive income was $41.2 million, $0.1 million less than net income of $41.3 million due to unrealized losses on available for sale securities.

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

RVI- Accounts payable to RVI of $0.3 million and $1.0 million as of October 30, 2010 and January 30, 2010, respectively, were primarily related to DSW’s usage of RVI’s net operating losses prior to fiscal 2007 under the Tax Separation Agreement, shared services and other intercompany transactions. During the nine months ended October 30, 2010, accounts payable were reduced by $0.5 million due to RVI’s reimbursement of certain DSW leasehold improvement expenditures.

During the nine months ended October 30, 2010, RVI contributed tax benefits to DSW resulting in a non-cash capital contribution of $0.9 million.

Schottenstein Stores Corporation (“SSC”)- The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC. Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned by or affiliated with SSC or intercompany transactions with SSC and normally settle in the form of cash in 30 to 60 days. These related party balances as of October 30, 2010 and January 30, 2010, were related party receivables of less than $0.1 million and $0.1 million, respectively, and as of both October 30, 2010 and January 30, 2010 were related party payables of $0.5 million.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Options- The following table summarizes the Company’s stock option activity (in thousands):

Nine months ended
October 30, 2010
Outstanding, beginning of period	2,504
Granted	522
Exercised	(82)
Forfeited	(101)
Outstanding, end of period	2,843
Exercisable, end of period	1,187

DSW expensed $3.5 million and $3.2 million, respectively, for the nine months ended October 30, 2010 and October 31, 2009 related to stock options. The weighted-average grant date fair value of each option granted in the nine months ended October 30, 2010 and October 31, 2009 was $13.40 and $5.10 per share, respectively. The total aggregate intrinsic value of nonvested DSW stock options as of October 30, 2010 was $25.5 million. As of October 30, 2010, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $9.0 million with a weighted average expense recognition period remaining of 3.4 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	Nine months ended
	October 30, 2010	October 31, 2009
Assumptions:
Risk-free interest rate	2.5%	1.9%
Expected volatility of DSW common stock	56.9%	57.6%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%

Restricted Stock Units- The following table summarizes the Company’s restricted stock unit activity (in thousands):

Nine months ended
October 30, 2010
Outstanding, beginning of period	267
Granted	59
Vested	(39)
Forfeited	(11)
Outstanding, end of period	276

DSW expensed $0.7 million and $1.0 million, respectively, for the nine months ended October 30, 2010 and October 31, 2009 related to restricted stock units. The total aggregate intrinsic value of nonvested restricted stock units as of October 30, 2010 was $9.2 million. As of October 30, 2010, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $1.9 million with a weighted average expense recognition period remaining of 2.6 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW or RVI. During the nine months ended October 30, 2010 and October 31, 2009, DSW granted 31,130 and 45,895 director stock units, respectively, and expensed $0.8 million and $0.6 million in each respective nine month period for these grants. As of October 30, 2010, 160,835 director stock units had been issued and no director stock units had been settled.

4.	INVESTMENTS

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. The majority of the Company’s short-term available-for-sale investments generally have renewal dates of every 7 days and longer stated maturities. Despite the long-term nature of the stated contractual maturities of these short-term investments, the Company has the ability to liquidate these securities shortly after the renewal dates. In addition to short-term investments, the Company has invested in certain longer term bonds to receive higher returns. These long-term investments have maturities greater than one year but generally shorter than two years and are classified as held-to-maturity. The Company also received a return of capital of $0.2 million related to its related party equity investment. During the third quarter of fiscal 2010, DSW sold its fully impaired auction rate security for a gain of $1.5 million.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table discloses the major categories of the Company’s investments as of the periods presented:

	Short-term investments		Long-term investments
	October 30, 2010	January 30, 2010	October 30, 2010	January 30, 2010
Available-for-sale:	(in thousands)
Tax exempt, tax advantaged and taxable bonds	$99,822	$124,107
Tax exempt commercial paper	4,000	8,100
Certificates of deposit		15,000
Total available-for-sale investments	$103,822	$147,207

Held-to-maturity:
Term notes	102,243	17,058
Bonds			$10,815

Equity investment – related party			952	$1,151
Total investments	$206,065	$164,265	$11,767	$1,151

5.	FAIR VALUE MEASUREMENTS

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

•	Level 3 inputs are unobservable inputs.

Financial assets and liabilities measured at fair value on a recurring basis as of the periods presented consisted of the following:

	As of October 30, 2010				As of January 30, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and equivalents	$103,755	$103,755			$125,020	$125,020
Short-term investments	206,065		$206,065		164,265		$164,265
Long-term investments	11,767		10,815	$952	1,151			$1,151
	$321,587	$103,755	$216,880	$952	$290,436	$125,020	$164,265	$1,151

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the activity related to level 3 fair value measurements for the periods presented:

	For the three months ended
	October 30, 2010		October 31, 2009
	Short-term investments	Long-term investments	Short-term investments	Long-term investments
	(in thousands)
Carrying value at the beginning of the period	$0	$952	$1,771	$0
Transfers between short-term and long-term investments			(1,771)	1,771
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment				729
Other-than-temporary impairment included in earnings				(754)
Carrying value at the end of the period	$0	$952	$0	$1,746

	For the nine months ended
	October 30, 2010		October 31, 2009
	Short-term investments	Long-term investments	Short-term investments	Long-term investments
	(in thousands)
Carrying value at the beginning of the period	$0	$1,151	$1,845	$1,266
Transfer out of level 3				(1,266)
Transfers between short-term and long-term investments			(1,845)	1,845
Return of capital from equity investment		(199)
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment				655
Other-than-temporary impairment included in earnings				(754)
Carrying value at the end of the period	$0	$952	$0	$1,746

There were no non-financial assets measured on a nonrecurring basis during the nine months ended October 30, 2010. As of October 31, 2009, long-lived assets to be held and used with a carrying amount of $1.3 million were written down to their fair value of $0.8 million resulting in an impairment charge of $0.5 million, which was included in earnings.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended		Nine months ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands)
Weighted average shares outstanding	44,027	44,144	43,974	44,079
Assumed exercise of dilutive stock options	593	70	581	23
Assumed exercise of dilutive restricted stock units	280	272	282	296
Number of shares for computation of diluted earnings per share	44,900	44,486	44,837	44,398

Options to purchase 1.0 million and 1.8 million common shares, respectively, were outstanding for the three months ended October 30, 2010 and October 31, 2009 and options to purchase 1.0 million and 2.5 million common shares, respectively, were outstanding for the nine months ended October 30, 2010 and October 31, 2009, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, the effect would be anti-dilutive.

7.	DSW $100 MILLION CREDIT FACILITY

On June 30, 2010, the Company entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under this facility, the Company and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon the Company’s request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of the personal property assets of the Company and its subsidiaries with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under the Company’s previous credit arrangement, to provide for the ongoing working capital requirements of the Company, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at the Company’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Agreement), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Agreement) plus 1.0%, plus in each instance an applicable margin based upon the Company’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon the Company’s revolving credit availability. Swing loans bear interest under the base rate option. The Company’s right to obtain advances under the Credit Facility is limited by a borrowing base. In addition, the Credit Facility contains usual and customary restrictive covenants relating to the Company’s management and the operation of the Company’s business. These covenants, among other things, limit or restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem its stock and pay cash dividends up to the aggregate amount of 50% of the previous year’s net income, for a maximum of $50.0 million.

As of October 30, 2010, the Company had no outstanding borrowings, had availability under the facility of $87.1 million and had outstanding letters of credit of $12.9 million. As of January 30, 2010 under its previous credit facility, the Company had no outstanding borrowings, had availability under the facility of $132.6 million and had outstanding letters of credit of $17.4 million. DSW is in compliance with the covenants under the Credit Facility.

8.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was 38.4% and 40.0%, respectively, for the three months ended October 30, 2010 and October 31, 2009. The Company’s effective tax rate was 38.8% and 39.9%, respectively, for the nine months ended October 30, 2010 and October 31, 2009.

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

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and leased departments. DSW stores and dsw.com have been aggregated and are presented as one reportable segment, the DSW segment, based on their similar economic characteristics, products, production processes, target customers and distribution methods. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of October 30, 2010 and January 30, 2010 is recorded in the DSW segment related to the DSW stores operating segment. The following tables present segment information for the Company’s two reportable segments:

	DSW	Leased departments	Total
	(in thousands)
Three months ended October 30, 2010:
Net sales	$453,049	$36,220	$489,269
Gross profit	151,688	7,532	159,220
Capital expenditures	16,810	48	16,858

Three months ended October 31, 2009:
Net sales	$407,186	$37,435	$444,621
Gross profit	139,550	7,609	147,159
Capital expenditures	3,605	31	3,636

Nine months ended October 30, 2010:
Net sales	$1,246,593	$107,333	$1,353,926
Gross profit	408,930	23,373	432,303
Capital expenditures	34,848	105	34,953

Nine months ended October 31, 2009:
Net sales	$1,086,514	$113,443	$1,199,957
Gross profit	328,448	21,480	349,928
Capital expenditures	16,703	73	16,776

As of October 30, 2010:
Total assets	$885,231	$80,165	$965,396

As of January 30, 2010:
Total assets	$784,213	$66,543	$850,756

10.	LEGAL PROCEEDINGS

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

Company Overview

DSW is a leading U.S. branded footwear specialty retailer operating 313 shoe stores in 39 states as of October 30, 2010. We offer a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and dsw.com. In addition, we operate 351 leased departments for four other retailers as of October 30, 2010. Our typical DSW customers are brand, value, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

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

Results of Operations

Overview

During the nine months ended October 30, 2010, we generated a 12.6% increase in comparable sales and a 12.8% increase in total sales. The increase in comparable sales was primarily driven by an increase in transactions, as more customers visited our stores and dsw.com and a higher percentage of those customers made purchases. All merchandise categories reported a strong performance, with no single category driving the overall sales increase.

Our merchandise margin rate improved over the prior year during the nine months ended October 30, 2010. The sales volume exceeded our expectations during the first six months of fiscal 2010, which resulted in a reduction of markdown activity and improved merchandise margins. The improvement was partially offset in the third quarter due to a challenging comparison against record merchandise margin rates in the third quarter of fiscal 2009. The reduction in the third quarter merchandise margin rate was expected as a result of our inventory position being aligned to our sales volume and still represented the second highest third quarter margin rate since DSW became a public company.

We experienced significant leverage in our operating expenses which increased 2.9% in comparison to the 12.8% increase in sales. As a result of sales growth, improved merchandise margins and expense management, operating profit for the nine months ended October 30, 2010 as a percentage of net sales improved 480 basis points over the prior year to 10.5%.

We have continued making investments in our business that are critical to long-term growth. During the nine months ended October 30, 2010, we invested $35.0 million in capital expenditures compared to $16.7 million during the nine months ended October 31, 2009. Our capital expenditures were primarily related to opening new stores, remodeling existing stores and improving our information technology systems. As of October 30, 2010, our cash and short-term investments balance was $309.8 million. We have $11.8 million in long-term investments and also have no long-term debt.

As of October 30, 2010, we operated 313 DSW stores, dsw.com and leased departments in 261 Stein Mart stores, 68 Gordmans stores, 21 Filene’s Basement stores and one Frugal Fannie’s store. DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and leased departments.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of income:

	Three months ended		Nine months ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.5)	(66.9)	(68.1)	(70.8)
Gross profit	32.5	33.1	31.9	29.2
Operating expenses	(21.2)	(23.0)	(21.4)	(23.5)
Operating profit	11.3	10.1	10.5	5.7
Interest income, net	0.2	0.1	0.2	0.1
Non-operating income (expense), net	0.3	(0.2)	0.1	(0.1)
Earnings before income taxes	11.8	10.0	10.8	5.7
Income tax provision	(4.5)	(4.0)	(4.2)	(2.3)
Net income	7.3%	6.0%	6.6%	3.4%

THREE MONTHS ENDED OCTOBER 30, 2010 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2009

Net Sales. Net sales for the third quarter of fiscal 2010 increased 10.0% from the third quarter of fiscal 2009. The following table summarizes the increase in our net sales:

Three months ended October 30, 2010
(in millions)
Net sales for the three months ended October 31, 2009	$444.6
Increase in comparable sales	43.6
Net increase from non-comparable and closed store sales	1.1
Net sales for the three months ended October 30, 2010	$489.3

The following table summarizes our net sales by reportable segment:

	Three months ended
	October 30, 2010	October 31, 2009
	(in millions)
DSW	$453.1	$407.2
Leased departments	36.2	37.4
Total DSW Inc.	$489.3	$444.6

The following table summarizes our comparable sales change by reportable segment and in total:

Three months ended
October 30, 2010
DSW	10.6%
Leased departments	4.0%
DSW Inc.	10.1%

Beginning in the first quarter of fiscal 2010, dsw.com is now included in the change in comparable sales. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com and a higher percentage of those customers making a purchase. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 12.8%, men's by 7.0%, athletic by 9.7% and accessories by 21.0%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales from 33.1% in the third quarter of fiscal 2009 to 32.5% in the third quarter of fiscal 2010. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	October 30, 2010	October 31, 2009
DSW	33.5%	34.3%
Leased departments	20.8%	20.3%
DSW Inc.	32.5%	33.1%

DSW segment merchandise margin, gross profit excluding occupancy and warehousing expenses, decreased as a percentage of net sales to 45.3% for the third quarter of fiscal 2010 from 46.6% for the comparable period last year due to an increase in markdown activity. Markdown activity was higher as our inventory was more appropriately positioned for the sales volume when compared to last year when sales significantly exceeded our expectations. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 10.1% for the third quarter of fiscal 2010 from 11.1% for the comparable period last year primarily as a result of increased average store sales.

Gross profit for the leased departments increased as a percentage of net sales for the third quarter of fiscal 2010 due to a reduction in occupancy expense.

Operating Expenses. Operating expenses as a percentage of net sales were 21.2% and 23.0% for the three months ended October 30, 2010 and October 31, 2009, respectively. Operating expenses for the quarter leveraged as a result of the sales increase compared to last year and a significant reduction in bonus expense. Bonus expense for the third quarter of fiscal 2009 included an increase in the year-to-date bonus accrual as a result of improvement in the expected 2009 annual results. Overhead and store expenses leveraged due to the sales increase and were partially offset by an increase in marketing and new store opening expenses.

Interest Income, Net. Interest income, net of interest expense, was 0.2% and 0.1%, respectively, as a percentage of net sales for the third quarters of fiscal 2010 and 2009. The increase in interest income was primarily a result of the reversals of interest reserves related to uncertain tax positions which were released during the third quarter of fiscal 2010.

Non-operating Income (Expense), Net. Non-operating income, net of non-operating expense, for the third quarter of fiscal 2010 resulted from a gain on the sale of a fully impaired auction rate security which was sold during the third quarter. Non-operating expense for the third quarter of fiscal 2009 resulted from an other-than-temporary impairment related to an auction rate security.

Income Taxes. Our effective tax rate for the third quarter of fiscal 2010 was 38.4%, compared to 40.0% for the third quarter of fiscal 2009. The reduction in the effective tax rate was primarily due to a reduction of a valuation allowance on our fully impaired auction rate security which was sold during the third quarter.

Net Income. For the third quarter of fiscal 2010, net income increased 33.4% compared to the third quarter of fiscal 2009 and represented 7.3% and 6.0% of net sales for the third quarters of fiscal 2010 and 2009, respectively. As a percentage of net sales, this increase was primarily the result of the decrease in operating expenses.

NINE MONTHS ENDED OCTOBER 30, 2010 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2009

Net Sales. Net sales for the nine months ended October 30, 2010 increased 12.8% from the nine months ended October 31, 2009. The following table summarizes the increase in our net sales:

Nine months ended October 30, 2010
(in millions)
Net sales for the nine months ended October 31, 2009	$1,200.0
Increase in comparable sales	148.1
Net increase from non-comparable and closed store sales	5.8
Net sales for the nine months ended October 30, 2010	$1,353.9

The following table summarizes our net sales by reportable segment:

	Nine months ended
	October 30, 2010	October 31, 2009
	(in millions)
DSW	$1,246.6	$1,086.5
Leased departments	107.3	113.5
Total DSW Inc.	$1,353.9	$1,200.0

The following table summarizes our comparable sales change by reportable segment and in total:

Nine months ended
October 30, 2010
DSW	13.5%
Leased departments	3.9%
DSW Inc.	12.6%

Beginning in the first quarter of fiscal 2010, dsw.com is included in the change in comparable sales. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com and a higher percentage of those customers making a purchase. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 14.7%, men's by 12.7%, athletic by 12.2% and accessories by 14.1%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 29.2% during the nine months ended October 31, 2009 to 31.9% during the nine months ended October 30, 2010. By reportable segment and in total, gross profit as a percentage of net sales was:

	Nine months ended
	October 30, 2010	October 31, 2009
DSW	32.8%	30.2%
Leased departments	21.8%	18.9%
DSW Inc.	31.9%	29.2%

DSW segment merchandise margin, gross profit excluding occupancy and warehousing expenses, increased as a percentage of net sales to 45.7% for the nine months ended October 30, 2010 from 44.7% for the comparable period last year due to a reduction in markdown activity during the spring season as a result of sales exceeding our expectations. Store occupancy expense for the DSW segment as a percentage of net sales decreased to 11.3% for the nine months ended October 30, 2010 from 13.0% for the comparable period last year primarily as a result of increased average store sales.

Gross profit for the leased departments increased as a percentage of net sales for the nine months ended October 30, 2010 due to a reduction in markdown activity. This reduction was due to aligning inventory position to sales demand and fewer markdowns related to store closures.

Operating Expenses. Operating expenses as a percentage of net sales were 21.4% and 23.5% for the nine months ended October 30, 2010 and October 31, 2009, respectively. Overhead, store, and marketing expenses decreased as a percentage of net sales as a result of the sales increase and expense management.

Interest Income, Net. Interest income, net of interest expense, was 0.2% and 0.1%, respectively, as a percentage of net sales for the nine months ended October 30, 2010 and October 31, 2009. The increase in interest income was primarily a result of the reversals of interest reserves related to uncertain tax positions which were released during the nine months ended October 30, 2010.

Non-operating Income (Expense), Net. Non-operating income, net of non-operating expense, for the nine months ended October 30, 2010 resulted from a gain on the sale of a fully impaired auction rate security which was sold during the third quarter. Non-operating expense for the nine months ended October 31, 2009 resulted from other-than-temporary impairments related to auction rate securities partially offset by realized gains related to the sale of preferred shares.

Income Taxes. Our effective tax rate for the nine months ended October 30, 2010 was 38.8%, compared to 39.9% for the nine months ended October 31, 2009. The reduction in the effective tax rate was primarily due to a reduction of a valuation allowance on our fully impaired auction rate security which was sold during the third quarter.

Net Income. For the nine months ended October 30, 2010, net income increased 115.6% compared to the nine months ended October 31, 2009 and represented 6.6% and 3.4% of net sales for the nine months ended October 30, 2010 and October 31, 2009, respectively. As a percentage of net sales, this increase was primarily the result of the increase in gross profit and the decrease in operating expenses.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital increased $95.3 million to $477.6 million as of October 30, 2010 from $382.3 million as of January 30, 2010, primarily due to the seasonal inventory increase, which was partially offset by a corresponding increase in accounts payable, and the net increase in cash and short-term investments. As of October 30, 2010 and January 30, 2010, the current ratio was 3.0 and 2.7, respectively.

Operating Cash Flows. For the nine months ended October 30, 2010, our net cash provided by operations was $64.5 million, compared to $128.2 million for the nine months ended October 31, 2009. Net income increased as compared to the prior period, but the increase was offset by changes in working capital. The decrease in cash provided by operations was primarily a result of a seasonal increase in inventory and changes in accrued taxes.

Investing Cash Flows. For the nine months ended October 30, 2010, our net cash used in investing activities was $86.5 million compared to $87.1 million for the nine months ended October 31, 2009. During the nine months ended October 30, 2010, we incurred $35.0 million in capital expenditures. We incurred $22.0 million related to stores, $9.6 million related to information technology and infrastructure and $3.4 million related to supply chain projects and warehouses. During the nine months ended October 30, 2010, we had net purchases of short-term and long-term investments of $54.2 million.

We expect to spend approximately $50 million for capital expenditures in fiscal 2010. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We opened nine stores in fiscal 2010. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store advertising and other new store expenses typically accounted for $0.2 million.

Financing Cash Flows. For the nine months ended October 30, 2010, our net cash provided by financing activities was $0.7 million compared to $0.6 million for the nine months ended October 31, 2009.

$100 Million Credit Facility. On June 30, 2010, we entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under this facility, we and our subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon our request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under our previous credit arrangement, to provide for our ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Agreement), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Agreement) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon our revolving credit availability. Swing loans bear interest under the base rate option. Our right to obtain advances under the credit facility is limited by a borrowing base. In addition, the Credit Facility contains usual and customary restrictive covenants relating to the Company’s management and the operation of the Company’s business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem our stock and pay cash dividends up to the aggregate amount of 50% of the previous year’s net income, for a maximum of $50.0 million.

As of October 30, 2010, the Company had no outstanding borrowings and had availability under the facility of $87.1 million. As of January 30, 2010 under its previous credit facility, the Company had no outstanding borrowings and had availability under the facility of $132.6 million.

Contractual Obligations

We had outstanding letters of credit that totaled approximately $12.9 million as of October 30, 2010 under our current facility and $17.4 million as of January 30, 2010 under our previous facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of October 30, 2010, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $1.9 million as of October 30, 2010. In addition, we have signed lease agreements for five new store locations expected to be opened over the next 18 months, with total annual rent of approximately $4.5 million. In connection with the new lease agreements, we will receive a total of $2.5 million of construction and tenant allowance reimbursements for expenditures at these locations.

We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of October 30, 2010 or January 30, 2010.

Off-Balance Sheet Arrangements

As of October 30, 2010, the Company has not entered into any "off-balance sheet" arrangements, as that term is described by the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also have investments in various short-term and long-term investments. Our available-for-sale investments generally renew every 7 days and we also have held-to-maturity investments that have terms greater than 365 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their term to maturity and thus may limit our ability to invest in higher income investments.

As of October 30, 2010, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

We opened nine stores in fiscal 2010 and plan to open ten to fifteen stores each year for the next three to five years, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2009, 2008 and 2007, we opened 9, 41 and 37 new DSW stores, respectively. We opened nine stores in fiscal 2010 and plan to open ten to fifteen stores each year for fiscal 2011 and beyond. As of October 30, 2010, we have signed leases for an additional five stores opening in fiscal 2011. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase investments in management information systems and distribution facilities. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse effect on our operations and financial performance and slow our growth.

Restrictions in our secured revolving credit facility could limit our operational flexibility.

We have a $100 million secured revolving credit facility with a term expiring June 2014. Under this facility, we and our subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates as defined in the agreement. The credit facility is secured by a lien on substantially all of our and our subsidiaries’ personal property assets with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under our previous credit arrangement, to provide for our ongoing working capital requirements, and to make permitted acquisitions. The credit facility provides for a sub-limit to foreign borrowers that could subject us to foreign currency rate risk. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. Not applicable.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

DSW made no purchases of its Common Shares during the three months ended October 30, 2010. There were no repurchases of shares to satisfy tax withholdings for stock option exercises.

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

DSW INC.
(Registrant)

Date: December 1, 2010	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Lease, dated August 26, 2010, by and between JLP Nashua NH LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Nashua, NH store.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer