Form 10-K
period 2011-01-29
DSW Inc.
filed 2011-03-22
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 29, 2011

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

☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

☐ Yes        ☑ No

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of July 31, 2010, was $442,727,627.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,812,217 Class A Common Shares and 27,382,667 Class B Common Shares were outstanding at March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement relating to fiscal 2010 for the Annual Meeting of Shareholders to be held on May 19, 2011 are incorporated by reference into Part III.

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

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  In addition to other factors discussed elsewhere in this report, including those factors described under "Part I, Item 1A. Risk Factors," some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;
•	continuation of supply agreements and the financial condition of our leased business partners;
•	disruption of our distribution and fulfillment operations;
•	failure to retain our key executives or attract qualified new personnel;
•	our competitiveness with respect to style, price, brand availability and customer service;
•	our reliance on our “DSW Rewards” program to drive traffic, sales and loyalty;
•	maintaining good relationships with our vendors;
•	our ability to anticipate and respond to fashion trends;
•	fluctuation of our comparable sales and quarterly financial performance;
•	uncertain general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;
•	risks related to our cash and investments;
•	risks related to RVI’s lease of an office facility;
•	the anticipated benefits of the proposed merger with RVI taking longer to realize or not being achieved in their entirety;
•	the proposed merger with RVI being more expensive to complete than anticipated, including as a result of unexpected factors or events;
•	the possibility of adverse publicity or litigation related to the proposed merger with RVI, including an adverse outcome thereof and the costs and expenses associated therewith; and
•	the risk that the proposed merger with RVI will not close, will be delayed or not close when expected.

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

ITEM 1. BUSINESS.

General

DSW is a leading U.S. branded footwear specialty retailer operating 311 shoe stores in 39 states and dsw.com as of January 29, 2011. We offer a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and dsw.com. In addition, we operate 352 leased departments for four other retailers as of January 29, 2011. Our typical DSW customers are brand, value, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

Please see our consolidated financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K for financial information about our two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the leased department segment.

Corporate History

We were incorporated in the state of Ohio on January 20, 1969 and opened our first DSW store in Dublin, Ohio in 1991. In 1998, a predecessor of Retail Ventures purchased DSW and affiliated shoe businesses from Schottenstein Stores Corporation (“SSC”) and Nacht Management, Inc. In July 2005, we completed an initial public offering (“IPO”) of our Class A Common Shares, selling approximately 16.2 million shares at an offering price of $19.00 per share. As of January 29, 2011, Retail Ventures owned approximately 27.4 million of our Class B Common Shares, or approximately 62% of our total outstanding shares and approximately 93% of the combined voting power of our outstanding Common Shares.

Proposed Merger with RVI

On February 8, 2011, DSW, DSW MS LLC, a wholly owned subsidiary of DSW (“DSW Merger LLC”) and Retail Ventures entered into an Agreement and Plan of Merger, pursuant to which Retail Ventures will merge with and into DSW Merger LLC, with DSW Merger LLC continuing after the merger as the surviving entity and a wholly owned subsidiary of DSW. Retail Ventures’ board of directors and the independent members of DSW’s board of directors have approved the merger agreement based on the recommendation of a special committee of each board of directors and have recommended that the shareholders of Retail Ventures and DSW, respectively, adopt the merger agreement and the merger.

Upon the closing of the merger, each outstanding Retail Ventures common share will be converted into the right to receive 0.435 DSW Class A Common Shares, unless the holder properly and timely elects to receive a like amount of DSW Class B Common Shares in lieu of DSW Class A Common Shares. All compensatory awards based on or comprised of Retail Ventures common shares, such as stock options, stock appreciation rights and restricted stock, will be converted into and become, respectively, awards based on or comprised of DSW Class A Common Shares, in each case on terms substantially identical to those in effect immediately prior to the effective time of the merger, in accordance with the 0.435 exchange ratio.

It is expected that the merger will qualify as a tax-free reorganization for U.S. federal income tax purposes, so that, in general, none of DSW, Retail Ventures, DSW Merger LLC or any of the Retail Ventures shareholders will recognize any gain or loss in the transaction, except that Retail Ventures shareholders will generally recognize gain or loss with respect to cash received in lieu of fractional shares of DSW Class A or Class B Common Shares.

The merger agreement provides that DSW Merger LLC will assume, as of the effective time of the merger, by supplemental indenture and supplemental agreement, all of Retail Ventures’ obligations with respect to certain 6.625% mandatorily exchangeable notes due September 15, 2011, known as Premium Income Exchangeable Securities or PIES, and will assume by operation of law warrants issued by Retail Ventures to purchase DSW Class A Common Shares outstanding immediately prior to the effective time of the merger.

Upon the closing of the merger, one of Retail Ventures' current board members will be appointed to DSW’s board of directors.

The parties have made customary representations and warranties and agreed to customary covenants in the merger agreement. The transaction is not subject to any financing condition. The completion of the merger is conditioned upon, among other things:

•
adoption of the merger agreement and the merger by (i) the holders of a majority of the outstanding DSW Class A Common Shares and Class B Common Shares, voting together as a class, (ii) the holders of a majority of the unaffiliated DSW Class A Common Shares (i.e., those holders other than Retail Ventures, SSC, which controls a majority of the voting power of Retail Ventures, and their respective affiliates), voting together as a class, and (iii) the holders of a majority of outstanding Retail Ventures common shares;

•
adoption of amended and restated articles of incorporation of DSW, which will amend the current articles of incorporation to allow holders of Class B Common Shares to convert such shares into Class A Common Shares, among other amendments, by (i) the holders of a majority of the DSW Class A Common Shares and DSW Class B Common Shares, voting together as a class, and (ii) the holders of a majority of the DSW Class A Common Shares, voting as a separate class; and

•
approval of the issuance of DSW Class A Common Shares and Class B Common Shares to Retail Ventures shareholders by the holders of a majority of the DSW Class A Common Shares and DSW Class B Common Shares, voting together as a class.

In addition, DSW and Retail Ventures have agreed not to initiate, solicit, encourage, or knowingly facilitate the making of any proposal or offer with respect to certain specified acquisition proposals. The merger agreement may be terminated by DSW and Retail Ventures under certain circumstances, including by DSW or Retail Ventures if, among other requirements, the terminating party has received certain specified superior proposals, has not violated its obligations under the merger agreement with respect to any superior proposal, and pays an amount equal to the reasonably documented transaction expenses of the other party, not to exceed $10 million.

Litigation Relating to the Proposed Merger

Purported shareholders of Retail Ventures have filed two putative shareholder class action lawsuits in an Ohio state court against Retail Ventures and its directors and in one case, its chief executive officer (referred to, collectively, as the Retail Ventures defendants), and DSW and in one case, DSW Merger LLC (referred to, collectively, as the DSW defendants). The lawsuits allege, among other things, that Retail Ventures and its directors breached their fiduciary duties by approving the merger agreement, and that in one case, Retail Ventures’ chief executive officer and DSW, and in the other that Retail Ventures and DSW, aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, to enjoin the shareholder vote on the merger, as well as monetary damages. The Retail Ventures defendants and the DSW defendants intend to defend vigorously against these claims.

See “Risk Factors” for risk factors related to the proposed merger.

Competitive Strengths

We believe that our leading market position is driven by our competitive strengths: the breadth of our branded product offerings, our distinctive and convenient shopping experience, the value proposition offered to customers and our financial strength.

The Breadth of Our Product Offerings

Our goal is to excite our customers with an assortment of shoes that fulfill a broad range of style and fashion preferences. DSW stores and dsw.com sell a large assortment of better-branded and private label merchandise. We purchase directly from more than 450 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with the assortment at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 24,000 pairs of shoes in approximately 2,000 styles compared to a significantly smaller product offering at typical department stores. We also offer a complementary assortment of handbags, hosiery and other accessories which appeal to our brand- and fashion-conscious customers.

Distinctive and Convenient Shopping Experience

We provide our customers with the highest level of convenience based on our belief that customers should be empowered to control and personalize their shopping experiences. In stores, our merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. We believe this shopping experience provides our customers with maximum convenience as they are able to browse and try on merchandise without feeling rushed or pressured to make a purchasing decision. We also provide our customers with a cross-channel shopping experience through dsw.com by offering additional styles and sizes. Our stores and dsw.com are organized in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise for easy browsing.

The Value Proposition Offered to Customers

Through our buying organization, we are able to provide customers with high quality, in-season fashion styles at prices that are competitive with the typical sale price found at specialty retailers and department stores. We generally employ a consistent pricing strategy that provides customers with the same price on our merchandise from the day it arrives in store until it enters our planned clearance rotation. Our pricing strategy differentiates us from our competitors who usually price and promote merchandise at discounts available only for limited time periods. We find that customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a sale event.

In order to provide additional value to our customers, we maintain a loyalty program, “DSW Rewards”, which rewards customers for shopping, both in stores and online at dsw.com. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. Reward certificates expire six months after being issued. Members also receive promotional offers, gifts with purchase and free shipping on purchases over a certain dollar threshold at dsw.com. We employ a variety of methods, including email, direct mail and social media, to communicate exclusive and public offers to our customers.

As of January 29, 2011, approximately 16 million members enrolled in “DSW Rewards” have made at least one purchase over the course of the last two fiscal years as compared to approximately 13 million members as of January 30, 2010. In fiscal 2010, shoppers in the loyalty program generated approximately 87% of DSW store and dsw.com sales versus approximately 84% of DSW store and dsw.com sales in fiscal 2009.

Financial Strength

Our operating model is focused on assortment, convenience and value. We believe that the growth we have achieved in the past is attributable to our operating model and management’s focus on store-level profitability and economic payback. Over the five fiscal years ended January 29, 2011, our net sales have grown at a compound annual growth rate of 10%. In addition, we have consistently generated positive operating cash flows and profitable operating results. We intend to continue our focus on net sales, operating cash flows and operating profit as we pursue our growth strategy. We believe cash generated from DSW operations, together with our current levels of cash and investments of $385.2 million as of January 29, 2011, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth for the foreseeable future.

Growth Strategy

Our growth strategy is to continue to strengthen our position as a leading better-branded footwear retailer by pursuing the following primary strategies for growth in sales and profitability: expanding our business, driving sales through enhanced merchandising and investment in our infrastructure.

Expanding Our Business

We plan to open approximately 15 to 20 DSW stores in fiscal 2011 and plan to open 10 to 15 DSW stores in each of the following three to five years. Our plan is to open stores in both new and existing markets, with the primary focus on power strip centers and to reposition existing stores as opportunities arise. Depending on the market, we also consider regional malls, lifestyle centers and urban street locations. In general, our evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration and lease terms. Our growth strategy includes analysis of every major metropolitan area in the country with the objective of understanding demand for our products in each market over time and our ability to capture that demand. The analysis also looks at current penetration levels in markets we serve and our expected deepening of those penetration levels as we continue to grow and become the shoe retailer of choice in each market.

We plan to increase dsw.com sales through serving customers in areas where we do not currently operate stores and offering current customers additional styles and sizes not available in their local store. We continue to focus on the growth of dsw.com by increasing site efficiency with a faster check-out process and improved product pages, offering online exclusive merchandise and reaching our customers through social media. In our leased business, we continue to refine our merchandise assortment to best meet the needs of our different leased business customers, and we are actively pursuing opportunities with new leased business partners.

Driving Sales through Enhanced Merchandising

Our merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. We track store performance and sales trends on a weekly basis and have a flexible buying process that allows us to reorder successful styles and cancel underperforming styles throughout each season. To keep our product mix fresh and on target, we test new fashions and actively monitor sell-through rates. We also aim to improve the quality and breadth of existing vendor offerings and identify new vendor and category opportunities. Our merchandising initiative will continue investments in planning, allocation and distribution systems to improve inventory and markdown management.

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

Leased Departments

We also operate leased departments for four retailers. We have renewable supply agreements to merchandise the shoe departments in Stein Mart, Inc., Gordmans Stores, Inc., Filene’s Basement and Frugal Fannie’s Fashion Warehouse stores through December 2012, January 2013, January 2013 and April 2012, respectively. Filene’s Basement stores have been operated by a subsidiary of Syms Corp (“Syms”) since its purchase of 23 Filene’s Basement stores in June 2009. We own the merchandise and the fixtures (except for Filene’s Basement, where we only own the merchandise), record sales of merchandise net of returns and sales tax and provide management oversight. Our leased business partners provide the sales associates and retail space. We pay a percentage of net sales as rent. As of January 29, 2011, we supplied merchandise to 263 Stein Mart stores, 68 Gordmans stores, 20 Filene’s Basement stores and one Frugal Fannie’s store.

Merchandise Suppliers and Mix

We believe we have good relationships with our vendors. We purchase merchandise directly from more than 450 domestic and foreign vendors. Our vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have quality control programs under which our DSW buyers are involved in establishing standards for quality and fit and our store personnel examine incoming merchandise in regards to color, material and overall quality. As our sales volumes continue to grow, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2010, 2009 and 2008, merchandise supplied by our top three vendors accounted for approximately 20%, 21% and 20% of our net sales.

We separate our DSW merchandise into four primary categories: women’s footwear; men’s footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, we also offer a complementary assortment of handbags, hosiery and other accessories. The following table sets forth the approximate percentage of our sales attributable to each merchandise category for the fiscal years below:

Category	Fiscal 2010	Fiscal 2009	Fiscal 2008
Women’s	66%	66%	66%
Men’s	15%	15%	15%
Athletic	13%	13%	14%
Accessories and Other	6%	6%	5%

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

We also hold patents related to our unique store fixtures, which gives us greater efficiency in stocking and operating those stores that currently have the fixtures. We aggressively protect our patented fixture designs, as well as our packaging, store design elements, marketing slogans and graphics.

Associates

As of January 29, 2011, we employed approximately 10,500 associates. None of our associates are covered by any collective bargaining agreements. We offer competitive wages, paid time off, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term and short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.

Seasonality

Our business is subject to seasonal merchandise trends when our customers’ interest in new seasonal styles increases. Spring styles are new in the first quarter, and fall styles are new in the third quarter. Unlike many other retailers, we have not historically experienced a significantly large increase in net sales during our fourth quarter associated with the winter holiday season.

Available Information

DSW electronically files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to such reports. The public may read and copy any materials that DSW files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about DSW, including its reports filed with or furnished to the SEC, is available through DSW’s website at www.dswinc.com. Such reports are accessible at no charge through DSW’s website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

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

Risks Relating to Our Business

We opened nine stores in fiscal 2010, plan to open 15 to 20 stores in fiscal 2011 and plan to open ten to fifteen stores each year for the following three to five years, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2010, 2009 and 2008, we opened 9, 9 and 41 new DSW stores, respectively. We plan to open 15 to 20 stores in fiscal 2011 and plan to open 10 to 15 stores each year for the following three to five years. As of January 29, 2011, we have signed leases for an additional 9 stores opening in fiscal 2011 and 2012. During fiscal 2010, the average investment in capital, inventory and new store expenses required to open a typical new DSW store was approximately $1.8 million.

This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. We may not achieve our planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. Our ability to open and operate new DSW stores on a timely and profitable basis depends on many factors, including, among others, our ability to: identify suitable markets and sites for new store locations with financially stable co-tenants and landlords; negotiate favorable lease terms; build-out or refurbish sites on a timely and effective basis; obtain sufficient levels of inventory to meet the needs of new stores; obtain sufficient financing and capital resources or generate sufficient operating cash flows from operations to fund growth; open new stores at costs not significantly greater than those anticipated; successfully open new DSW stores in markets in which we currently have few or no stores; control the costs of other capital investments associated with store openings; hire, train and retain qualified managers and store personnel; and successfully integrate new stores into our existing infrastructure, operations, management and distribution systems or adapt such infrastructure, operations and systems to accommodate our growth.

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

Our supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart, Gordmans and Filene’s Basement, our contractual termination dates are December 2012, January 2013 and January 2013, respectively. In addition, the agreements contain provisions that may trigger an earlier termination. For fiscal 2010, the sales from our leased business segment represent approximately 7.8% of our total company sales. In the event of the loss of one of these leased supply agreements, it is unlikely that we would be able to proportionately reduce expenses to the reduction of sales.

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

During fiscal 2010, merchandise supplied to DSW by three key vendors accounted for approximately 20% of our net sales. The loss of or a reduction in the amount of merchandise made available to us by any one of these vendors could have an adverse effect on our business.

We may be unable to anticipate and respond to fashion trends and consumer preferences in the markets in which we operate, which could have a material adverse effect on our business, financial condition and results of operations.

Our merchandising strategy is based on identifying each region’s customer base and having the proper mix of products in each store to attract our target customers in that region. This requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our stores are situated. A variety of factors will affect our ability to maintain the proper mix of products in each store, including: variations in local economic conditions, which could affect our customers’ discretionary spending and their price sensitivity; unanticipated fashion trends; our success in developing and maintaining vendor relationships that provide us access to in-season merchandise at attractive prices; our success in distributing merchandise to our stores in an efficient manner; and changes in weather patterns, which in turn affect consumer preferences.

If we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our operations are affected by seasonal variability.

Our business is subject to seasonal merchandise trends when our customers’ interest in new seasonal styles increases. Spring styles are new in the first quarter, and fall styles are new in the third quarter. As a result of seasonal merchandise trends, any factors negatively affecting us during these periods, including adverse weather, the timing and level of markdowns, fashion trends or unfavorable economic conditions, could have a material adverse effect on our financial condition, operating cash flow and results of operations for the entire year.

Our sales and quarterly financial performance may fluctuate for a variety of reasons, which could result in a decline in the price of our Class A Common Shares.

Our business is sensitive to customers’ spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and quarterly financial performance, including: challenging U.S. economic conditions and, in particular, the retail sales environment; changes in our merchandising strategy; timing and concentration of new DSW store openings and related new store and other start-up costs; levels of new store expenses associated with new DSW stores; changes in our merchandise mix; changes in and regional variations in demographic and population characteristics; timing of promotional events; seasonal fluctuations due to weather conditions; and actions by our competitors.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may increase or decrease. Our future financial performance may fall below the expectations of securities analysts and investors. In that event, the price of our Class A Common Shares may decline. For more information on our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are reliant on our information systems and the loss or disruption of services could affect our ability to implement our growth strategy and have a material adverse effect on our business.

Our information systems are an integral part of our growth strategy in efficiently operating our business, in managing the operations of a growing store base and dsw.com and resolving security risks related to our electronic processing and transmission of confidential customer information. The capital required to keep our information systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any upgrades and our ability to protect ourselves from any future security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, most specifically, store operations, dsw.com, our distribution and fulfillment centers and our merchandising team.

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

“DSW Rewards” is a customer loyalty program that we rely on to drive customer traffic, sales and loyalty. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. In fiscal 2010, shoppers in the loyalty program generated approximately 87% of DSW store and dsw.com sales versus approximately 84% of DSW store and dsw.com sales in fiscal 2009. As of January 29, 2011, approximately 16 million members enrolled in “DSW Rewards” have made at least one purchase over the course of the last two fiscal years, compared to approximately 13 million members as of January 30, 2010. In the event that our “DSW Rewards” members do not continue to shop at DSW or the number of members decreases, it could have a material adverse effect on our sales and results of operations.

Uncertain economic conditions in the United States and other world events have adversely affected consumer confidence and consumer spending habits.

Consumer spending habits, including spending for the footwear and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, natural disasters, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers. In an economic slowdown, we could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow our retail expansion plans. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair long-lived assets or impair goodwill.

Uncertain economic conditions are also impacting credit card processors and financial institutions which hold our credit card receivables. We depend on credit card processors to obtain payments for us. In the event a credit card processor ceases operations or the financial institution holding our funds fails, there can be no assurance that we would be able to access funds due to us on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.

We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2010 was manufactured outside the United States. For this reason, we face risks inherent in purchasing from foreign suppliers, such as: economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the United States or foreign countries from which our merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; adverse fluctuations in currency exchange rates; U.S. laws affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers; expropriation or nationalization; changes in local government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with local laws and with domestic and international labor standards.

We require our vendors to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors could have an adverse effect on our business.

We expect to experience cost increases from product sources in China.

We expect to experience increases in our cost of goods from vendors that source their goods from southern China due to increasing labor and commodity costs. Our vendors are working to reduce this pressure by shifting production to northern China and other countries, where costs remain lower, as well as concentrating on improving production efficiency. We expect that our supply chain and merchandising initiatives will help protect overall margin to mitigate these cost increases. However, cost increases could be higher than expected or we could fail to achieve planned benefits from our merchandising initiatives, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Restrictions in our secured revolving credit facility could limit our operational flexibility.

We have a $100 million secured revolving credit facility with a term expiring June 2014. Under this facility, we and our subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates as defined in the agreement. The credit facility is secured by a lien on substantially all of our and our subsidiaries’ personal property assets with certain exclusions and may be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under our previous credit arrangement, to provide for our ongoing working capital requirements, and to make permitted acquisitions. The credit facility provides for a sub-limit to foreign borrowers that could subject us to foreign currency rate risk. In addition, the secured revolving credit facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, pay cash dividends and redeem our stock, limit our capital expenditures to $75 million annually, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

The investment of our cash and investments are subject to risks that could affect the liquidity of these investments.

 As of January 29, 2011 we had cash and investments of $385.2 million. A portion of these are held as cash in operating accounts that are with third party financial institutions. While we regularly monitor the cash balances in our operating accounts and when possible adjust the balances as appropriate to be within Federal Deposit Insurance Corporation (“FDIC”) insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our cash and equivalents.

While we generally invest in lower risk investments, investment risk has been and may further be exacerbated by credit and liquidity issues that have affected various sectors of the financial markets. As the financial markets have become more volatile, it has been increasingly difficult to invest in highly rated, low risk investments. We can provide no assurance that access to our cash and investments, their earning potential or our ability to invest in highly rated, low risk investments will not be impacted by adverse conditions in the financial markets. These market risks associated with our cash and investments may have an adverse effect on our business, financial condition, liquidity and results of operations.

Risks Relating to our Proposed Merger with Retail Ventures

The merger is subject to closing conditions that, if not satisfied or waived in a timely manner or at all, will result in the merger not being completed or delayed, which may have an adverse effect on both companies’ businesses due to uncertainty or operating restrictions while the merger is pending or cause the market prices of Retail Ventures common shares or DSW Class A Common Shares to decline.

The merger will not be completed unless all of the conditions to the merger have been satisfied or, if permissible, waived.   Generally, waiver by DSW of a condition to closing of the merger will require approval of the special committee of the DSW board of directors. Neither Retail Ventures nor DSW can predict what the effect on the market price of their respective shares would be if the merger is not completed, but depending on market conditions at the time, it could result in a decline in that market price. A substantial delay in satisfying the conditions to closing the merger, including obtaining the required approvals, or the imposition of any unfavorable terms, conditions or restrictions in obtaining a waiver to such conditions, could have a material adverse effect on the anticipated benefits of the merger, thereby impacting the business, financial condition or results of operations of DSW after the merger. In addition, the parties are subject to restrictions on the operation of their business while the merger is pending, which could impair their ability to operate their businesses and prevent them from pursuing attractive business opportunities that may arise prior to the completion of the merger. Any of these situations could also result in a decline in the market price of Retail Ventures common shares or DSW Class A Common Shares. Also, there may be the uncertainty regarding whether the merger will be completed (including uncertainty regarding whether the conditions to closing will be met), which could impact Retail Ventures’ and DSW’s relationships with their employees, suppliers and partners. These restrictions and uncertainties could have an adverse impact on Retail Ventures’ and DSW’s business, operations and financial condition and could result in a decline in the market price of Retail Ventures common shares or DSW Class A Common Shares or an increase in the volatility of these market prices.

The merger agreement contains provisions that limit Retail Ventures’ and DSW’s ability to pursue alternatives to the merger, which could discourage a potential competing acquirer of either DSW or Retail Ventures from making an alternative transaction proposal and, in certain circumstances, could require DSW or Retail Ventures to pay to the other up to $10 million of transaction expenses.

Under the merger agreement, Retail Ventures and DSW are restricted, subject to limited exceptions, from entering into alternative transactions. Unless and until the merger agreement is terminated, subject to specified exceptions, both Retail Ventures and DSW are restricted from initiating, soliciting, encouraging, or knowingly facilitating, any inquiry, proposal or offer for a competing acquisition proposal with any person. Additionally, under the merger agreement, in the event of a potential change by either the Retail Ventures or the DSW board of directors of its recommendation with respect to the merger-related proposals, the company changing its recommendation must negotiate in good faith an adjustment to the terms and conditions of the merger agreement prior to changing its recommendation. Retail Ventures and DSW may terminate the merger agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the merger agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Retail Ventures or DSW from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the transaction expenses that may become payable in certain circumstances.

DSW is currently subject to litigation relating to the proposed merger.

Purported shareholders of Retail Ventures have filed two putative shareholder class action lawsuits in an Ohio state court against Retail Ventures and its directors and in one case, its chief executive officer, referred to, collectively, as the Retail Ventures defendants, and DSW and in one case, DSW Merger LLC, referred to, collectively, as the DSW defendants. The lawsuits allege, among other things, that Retail Ventures and its directors breached their fiduciary duties by approving the merger agreement; and that in one case, Retail Ventures’ chief executive officer and DSW, and in the other that Retail Ventures and DSW aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, to enjoin the shareholder vote on the merger, as well as monetary damages. While the Retail Ventures defendants and the DSW defendants believe the lawsuits are without merit and intend to defend vigorously against these claims, the outcome of any such litigation is inherently uncertain. If a dismissal is not granted or a settlement is not reached, the lawsuits could prevent or delay the completion of the merger and result in substantial costs to Retail Ventures and DSW. In addition, the defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes could adversely affect DSW’s business, financial condition or results of operations.

Risks Relating to our Relationship with and Separation from Retail Ventures

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

We are currently controlled directly by Retail Ventures and indirectly by SSC and its affiliates, whose interests may differ from our other shareholders.

As of January 29, 2011, Retail Ventures, a public corporation, owns 100% of our outstanding Class B Common Shares, which represents approximately 62.0% of our outstanding Common Shares, including director stock units. These shares collectively represent approximately 92.9% of the combined voting power of our outstanding Common Shares.

As of January 29, 2011, SSC and its affiliates, in the aggregate, owned approximately 50.6% of the outstanding Retail Ventures Common Shares and beneficially owned approximately 52.3% of the outstanding Retail Ventures Common Shares (assumes the issuance of 1,731,460 Retail Ventures Common Shares issuable upon the exercise of warrants held by SSC and its affiliates). SSC and its affiliates that own Retail Ventures Common Shares are privately held entities controlled by Jay L. Schottenstein, Chairman of our Board of Directors, and members of his immediate family. Given their respective ownership interests, Retail Ventures and, indirectly, SSC and its affiliates, control or substantially influence the outcome of all matters submitted to our shareholders for approval, including, the election of directors, mergers or other business combinations, and acquisitions or dispositions of assets. The interests of Retail Ventures, SSC and their affiliates may differ from or be opposed to the interests of our other shareholders, and its control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

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

As of January 29, 2011, there were 16,643,698 Class A Common Shares of DSW outstanding. Additionally, there were 161,267 director stock units outstanding as of January 29, 2011 that were issued pursuant to the terms of DSW’s equity incentive plan. The remaining 27,382,667 Class B Common Shares outstanding are restricted securities within the meaning of Rule 144 under the Securities Act but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144.

SSC and its affiliates and Millennium Partners, L.P., or Millennium, have the right to acquire Class A Common Shares of DSW from Retail Ventures pursuant to warrant agreements they have with Retail Ventures. All of these Common Shares are eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. Retail Ventures has registration rights with respect to its DSW Common Shares in specified circumstances pursuant to the master separation agreement. In addition, SSC and its affiliates have the right to require that we register for resale in specified circumstances the Class A Common Shares issued to them upon exercise of their warrants, and each of these entities and Millennium will be entitled to participate in registrations initiated by the other entities.

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

Possible future sales of Class A Common Shares by Retail Ventures, SSC and its affiliates and Millennium could adversely affect prevailing market prices for the Class A Common Shares.

Retail Ventures may sell any and all of the Common Shares held by it subject to applicable securities laws and the restrictions set forth below. In addition, SSC and its affiliates and Millennium have the right to acquire from Retail Ventures Class A Common Shares of DSW. Sales or distribution by Retail Ventures, SSC and its affiliates and Millennium of a substantial number of Class A Common Shares in the public market or to their respective shareholders, or the perception that such SSC and its affiliates and Millennium sales or distributions could occur, could adversely affect prevailing market prices for the Class A Common Shares.

Retail Ventures has not advised us that it currently intends to dispose of the Common Shares owned by it, excluding the sale of 320,000 Class B Common Shares to DSW in fiscal 2009, and except to the extent necessary to satisfy its obligations, including obligations under the PIES and obligations under warrants it has granted to SSC and its affiliates and Millennium. In addition, Retail Ventures is subject to contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. Retail Ventures is also subject to contractual obligations with the holders of the PIES to retain enough DSW Common Shares to be able to satisfy its obligations to deliver shares to the holders of the PIES. In addition, in the event that the PIES were to be accelerated, a payment which is required to be paid to the PIES holders by RVI can be satisfied by, in lieu of paying cash, using additional Class A Common Shares upon compliance with the terms of the instruments governing the PIES. Shares delivered upon the settlement of the PIES will generally be freely tradable by the former PIES holders as a result of having been registered in connection with the initial issuance of the PIES.

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

Similarly, SSC and its affiliates and Millennium are not subject to any contractual obligation to retain Class A Common Shares they may acquire from Retail Ventures. As a result, there can be no assurance concerning the period of time during which Retail Ventures, SSC and its affiliates and Millennium will maintain their respective beneficial ownership of Common Shares in the future. Retail Ventures and SSC and its affiliates (and any party to whom either of them transfers at least 15% of their interest in registrable DSW Common Shares) will have registration rights with respect to their respective Common Shares, which would facilitate any future distribution, and SSC and its affiliates and Millennium will be entitled to participate in the registrations initiated by the other entities.

RVI has a long-term lease and DSW has agreed to pay a portion of the expense related to the lease.

RVI is party to a lease for an office facility in Columbus, Ohio (the "Premises") as of September 2003. In April 2005, RVI sublet the Premises to a third-party at a rent that was lower than the rent charged to RVI under the lease. RVI remains liable under the lease through the lease expiration date in 2024. DSW agreed to pay $0.5 million annually to RVI to partially reimburse its loss under the lease. After the merger, DSW will assume RVI’s responsibilities under the lease. In the event the third-party subtenant defaults under the sublease or vacates the premises, the amount of this increased expense could be material and may have a negative impact on our results of operations and financial position.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

All DSW stores, our distribution and fulfillment centers, a trailer parking lot and our office facility are leased or subleased. As of January 29, 2011, we leased or subleased 21 DSW stores, our corporate office, our primary distribution center, a trailer parking lot and our dsw.com fulfillment center from entities affiliated with SSC. The remaining DSW stores are leased from unrelated entities. Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints and are for a fixed term with options for three to five extension periods, each of which is for a period of four or five years, exercisable at our option.

As of January 29, 2011, we operated 311 DSW stores in 39 states in the United States. The following table shows the number of our DSW stores by state.

Alabama	2	Kentucky	3	New York	18
Arizona	7	Louisiana	2	North Carolina	6
Arkansas	1	Maine	1	Ohio	15
California	29	Maryland	11	Oklahoma	2
Colorado	10	Massachusetts	12	Oregon	3
Connecticut	4	Michigan	14	Pennsylvania	16
Delaware	1	Minnesota	8	Rhode Island	1
Florida	22	Mississippi	1	Tennessee	5
Georgia	14	Missouri	5	Texas	30
Illinois	15	Nebraska	2	Utah	3
Indiana	7	Nevada	3	Virginia	13
Iowa	1	New Hampshire	2	Washington	6
Kansas	2	New Jersey	10	Wisconsin	4
				Total	311

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

ITEM 3. LEGAL PROCEEDINGS.

Value City Litigation- On December 21, 2010, Value City and Retail Ventures entered into a Settlement and Release Agreement, pursuant to which Retail Ventures and DSW collectively agreed to pay $3.6 million to Value City, of which DSW paid $0.8 million, and Value City agreed to file a dismissal of its claims against Retail Ventures and DSW in bankruptcy court and to fully release Retail Ventures and DSW from all claims and obligations.

Litigation relating to the proposed merger of DSW and RVI- Purported shareholders of Retail Ventures have filed two putative shareholder class action lawsuits in an Ohio state court against Retail Ventures and its directors and in one case, its chief executive officer, referred to, collectively, as the Retail Ventures defendants, and DSW and in one case, DSW Merger LLC, referred to, collectively, as the DSW defendants. The lawsuits allege, among other things, that Retail Ventures and its directors breached their fiduciary duties by approving the merger agreement and that in one case, Retail Ventures' chief executive officer and DSW, and in the other that Retail Ventures and DSW aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, to enjoin the shareholder vote on the merger, as well as monetary damages. While the Retail Ventures defendants and the DSW defendants believe the lawsuits are without merit and intend to defend vigorously against these claims, the outcome of any such litigation is inherently uncertain. If a dismissal is not granted or a settlement is not reached, the lawsuits could prevent or delay the completion of the merger and result in substantial costs to Retail Ventures and DSW. In addition, the defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes could adversely affect DSW’s business, financial condition or results of operations.

Other legal proceedings- We are involved in various legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to our results of operations or financial condition. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise the estimates as needed. Revisions in our estimates and the amount of potential liability could materially impact our future results of operations and financial condition.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A Common Shares are listed for trading under the ticker symbol “DSW” on the NYSE. As of March 1, 2011, there were 12 holders of record of our Class A Common Shares and one holder of record of our Class B Common Shares, Retail Ventures. The following table sets forth the high and low sales prices of our Class A Common Shares as reported on the NYSE for each respective quarter:

	High	Low
Fiscal 2009:
First Quarter	$11.70	$6.66
Second Quarter	13.82	9.30
Third Quarter	22.43	11.99
Fourth Quarter	27.44	18.62
Fiscal 2010:
First Quarter	$33.49	$24.14
Second Quarter	31.55	20.96
Third Quarter	33.97	22.65
Fourth Quarter	41.84	32.76

We currently do not plan to pay cash dividends on our Common Shares during fiscal 2011. We did not pay cash dividends in fiscal 2010 and fiscal 2009. Presently, we expect that all of our future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us or our subsidiaries, up to the aggregate amount of up to 50% of the previous year’s net income, for a maximum of $50.0 million, provided that we meet the minimum cash requirement set forth in our facility.

DSW made no purchases of its Common Shares during the fourth quarter of fiscal 2010, including repurchases of shares to satisfy tax withholdings for stock option exercises.

Performance Graph

The following graph compares our cumulative total stockholder return of our Class A Common Shares with the cumulative total return of the S&P MidCap 400 Index and the S&P Retailing Index, both of which are published indexes. This comparison includes the period beginning January 28, 2006 and ending on January 29, 2011.

The comparison of the cumulative total returns for each investment assumes $100 was invested on January 28, 2006 and that all dividends were reinvested.

	Fiscal years ended
Company / Index	1/28/06	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11
DSW Inc.	$100.00	$149.98	$69.06	$37.34	$90.16	$124.54
S&P MidCap 400 Index	100.00	107.97	105.56	66.53	95.38	127.30
S&P Retailing Index	100.00	113.98	93.78	58.53	91.04	115.61

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

	For the fiscal years ended(1)
	1/29/11	1/30/10	1/31/09	2/02/08	2/03/07
	(dollars in thousands, except per share and net sales per average gross square foot)
Statement of Income Data: (2)
Net sales(3)	$1,822,376	$1,602,605	$1,462,944	$1,405,615	$1,279,060
Gross profit(4)	$565,681	$467,492	$379,099	$370,135	$366,351
Depreciation and amortization	$47,825	$46,260	$36,336	$25,055	$20,686
Operating profit	$173,583	$93,455	$42,813	$81,321	$100,714
Net income	$107,624	$54,741	$26,902	$53,775	$65,464
Diluted earnings per share	$2.40	$1.23	$0.61	$1.21	$1.48

Balance Sheet Data:
Total assets	$1,008,897	$850,756	$721,197	$693,882	$608,303
Working capital(5)	$463,465	$382,271	$295,721	$282,717	$298,704
Current ratio(6)	2.8	2.7	2.9	2.7	2.9
Total shareholders’ equity	$640,764	$524,881	$465,584	$433,480	$374,579
Long-term obligations	$0	$0	$0	$0	$0

Other Data:
Capital expenditures	$52,298	$21,785	$80,974	$102,451	$42,407
Number of DSW stores:(7)
Beginning of period	305	298	259	223	199
New stores	9	9	41	37	29
Closed/re-categorized stores(7)	(3)	(2)	(2)	(1)	(5)
End of period	311	305	298	259	223
Comparable DSW stores (units)(8)	293	249	217	192	163
DSW total square footage (9)	6,972,049	6,839,975	6,749,690	6,142,685	5,534,243
Average gross square footage(10)	6,928,324	6,840,199	6,454,396	5,814,398	5,271,748
Net sales per average gross square foot (11)	$228	$203	$196	$212	$218
Number of leased departments at end of period	352	356	377	378	360
Total comparable store sales change(8)	13.2%	3.2%	(5.9%)	(0.8%)	2.5%
____________
(1)	See Note 14 for a discussion of the impact of the proposed merger on DSW’s consolidated financial statements.

(2)	Fiscal 2006 was based on a 53 week year. All other fiscal years are based on a 52 week year.

(3)	Includes net sales of leased departments and dsw.com.

(4)
Gross profit is defined as net sales less cost of sales. Cost of sales includes the cost of merchandise, which includes markdowns and shrinkage. Also included in the cost of sales are expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation and including impairments).

(5)	Working capital represents current assets less current liabilities.

(6)	Current ratio represents current assets divided by current liabilities.

(7)	One combination DSW/Filene’s Basement store was re-categorized as a DSW store at the beginning of fiscal 2010.

(8)
DSW stores, dsw.com and leased departments are comparable when in operation for at least 14 months at the beginning of the fiscal year. Stores or leased departments, as the case may be, are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter that they are closed.

(9)	DSW total square footage represents the total amount of square footage for DSW stores only; it does not reflect square footage of leased departments.

(10)
Average gross square footage represents the monthly average of square feet for DSW stores only for each period presented and consequently reflects the effect of opening stores in different months throughout the period.

(11)	Net sales per average gross square foot is the result of dividing net sales for DSW stores only for the period presented by average gross square footage calculated as described in note 10 above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Fiscal 2010 Overview

During fiscal 2010, we generated a 13.2% increase in comparable sales and a 13.7% increase in total sales. The increase in comparable sales was driven by an increase in transactions, as more customers visited our stores and dsw.com, and a higher percentage of those customers made purchases. All merchandise categories reported strong performance, with no single category driving the overall sales increase.

In fiscal 2010, DSW Inc. merchandise margin rate improved over the prior year driven by spring performance. Sales volume exceeded our expectations during the spring season of fiscal 2010, which resulted in a reduction of markdown activity and improved merchandise margins. This improvement was partially offset in the fall season due to a challenging comparison against record merchandise margin rates in the comparable period. The reduction in the fall season margin rate was expected as a result of our inventory being positioned to achieve double digit comparable sales growth and still represented the second highest fall season margin rate since DSW became a public company.

Expense savings initiatives drove reductions in occupancy expense versus last year despite adding six additional stores, net of closings. Improved merchandise margin rates and significantly leveraged occupancy expenses led to a record gross profit rate of 31.0%.

We experienced significant leverage in our operating expenses which increased 4.8% in comparison to the 13.7% increase in sales. As a result of sales growth, improved merchandise margins and expense management, operating profit for fiscal 2010 as a percentage of net sales improved 370 basis points over the prior year to 9.5%.

We have continued making investments in our business that are critical to long-term growth. During fiscal 2010, we invested $52.3 million in capital expenditures compared to $21.8 million during fiscal 2009. Our capital expenditures were primarily related to opening new stores, remodeling existing stores and improving our information technology infrastructure. As of January 29, 2011, our cash and short-term investments balance was $335.2 million. We had $50.0 million in long-term investments and had no long-term debt.

As of January 29, 2011, we operated 311 DSW stores, dsw.com and leased departments in 263 Stein Mart stores, 68 Gordmans stores, 20 Filene’s Basement stores and one Frugal Fannie’s store. We manage our operations in three operating segments, defined as DSW stores, dsw.com and leased departments. DSW stores and dsw.com are aggregated and presented as one reportable segment, the DSW segment.

The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	For the fiscal years ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	(69.0)	(70.8)	(74.1)
Gross profit	31.0	29.2	25.9
Operating expenses	(21.5)	(23.4)	(23.0)
Operating profit	9.5	5.8	2.9
Interest income, net	0.1	0.1	0.2
Non-operating income (expense), net	0.1	(0.2)	(0.1)
Earnings before income taxes	9.7	5.7	3.0
Income tax provision	(3.8)	(2.3)	(1.2)
Net income	5.9%	3.4%	1.8%

Fiscal Year Ended January 29, 2011 (Fiscal 2010) Compared to Fiscal Year Ended January 30, 2010 (Fiscal 2009)

Net Sales. Sales for fiscal 2010 increased by 13.7% from fiscal 2009. The following table summarizes the increase in our net sales:

For the fiscal year ended January 29, 2011
(in millions)
Net sales for the fiscal year ended January 30, 2010	$1,602.6
Increase in comparable store sales	206.6
Net increase from non-comparable and closed store sales	13.2
Net sales for the fiscal year ended January 29, 2011	$1,822.4

The following table summarizes our sales by segment and in total:
	For the fiscal years ended
	January 29, 2011	January 30, 2010
	(in millions)
DSW	$1,680.9	$1,455.0
Leased departments	141.5	147.6
Total DSW Inc.	$1,822.4	$1,602.6

The following table summarizes our comparable store sales change by reportable segment and in total:

Fiscal year ended
January 29, 2011
DSW	14.0%
Leased departments	4.6%
Total DSW Inc.	13.2%

Beginning in fiscal 2010, dsw.com is included in the change in comparable sales. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com, and a higher percentage of those customers making a purchase. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 15.0%, men's by 13.1%, athletic by 9.8% and accessories by 18.9%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 29.2% in fiscal 2009 to 31.0% in fiscal 2010. By segment and in total, gross profit as a percentage of net sales was:

	For the fiscal years ended
	January 29, 2011	January 30, 2010
DSW	31.9%	30.2%
Leased departments	21.4%	19.1%
Total DSW Inc.	31.0%	29.2%

DSW segment merchandise margin, gross profit excluding occupancy and warehousing expenses, a non-GAAP measure, was 44.7% as a percentage of net sales for both fiscal 2010 and 2009. Sales volume exceeded our expectations during the spring season of fiscal 2010, which resulted in a reduction of markdown activity and improved merchandise margins. This improvement was offset in the fall season due to a challenging comparison against record merchandise margin rates in the comparable period. The reduction in the fall season margin rate was expected as a result of our inventory being positioned to achieve double digit comparable sales growth. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 11.1% for fiscal 2010 from 12.9% for last year primarily as a result of increased average store sales and decreased in dollars as a result of expense saving initiatives.

Gross profit for the leased department segment increased as a percentage of net sales for fiscal 2010 due to a reduction in markdown activity due to continued enhancements to the clearance markdown process and aligning our inventory position to sales demand.

Operating Expenses. Operating expenses as a percentage of net sales were 21.5% and 23.4% for fiscal 2010 and fiscal 2009, respectively. We increased our marketing expenses to drive sales and have continued investing in our infrastructure resulting in additional depreciation expense. Even with those increases, operating expenses for the year leveraged as a result of the sales increase compared to last year and a reduction in total overhead expenses driven by expense savings initiatives.

Interest Income, Net. Interest income, net of interest expense, was 0.1% as a percentage of net sales for both fiscal 2010 and 2009. The increase in interest income was primarily a result of the reversals of interest reserves related to uncertain tax positions which were released during fiscal 2010.

Non-operating Income (Expense), Net. Non-operating income, net of non-operating expense, for fiscal 2010 resulted from a gain on the sale of a fully impaired auction rate security which was sold during fiscal 2010. Non-operating expense for fiscal 2009 resulted from other-than-temporary impairments related to auction rate securities partially offset by realized gains related to the sale of preferred shares.

Income Taxes. Our effective tax rate for fiscal 2010 was 39.3%, compared to 40.4% for fiscal 2009. The reduction in the effective tax rate was primarily due to a reduction of a valuation allowance on our fully impaired auction rate security which was sold during fiscal 2010.

Net Income. For fiscal 2010, net income increased 96.6%, compared to fiscal 2009 and represented 5.9% and 3.4% of net sales, respectively. This increase was primarily the result of an increase in gross profit partially offset by an increase in operating expenses.

Fiscal Year Ended January 30, 2010 (Fiscal 2009) Compared to Fiscal Year Ended January 31, 2009 (Fiscal 2008)

Net Sales. Sales for fiscal 2009 increased by 9.5% from fiscal 2008. The following table summarizes the increase in our net sales:

For the fiscal year ended January 30, 2010
(in millions)
Net sales for the fiscal year ended January 31, 2009	$1,462.9
Increase in comparable store sales	42.8
Net increase from non-comparable and closed store sales	96.9
Net sales for the fiscal year ended January 30, 2010	$1,602.6

The following table summarizes our sales by segment and in total:
	For the fiscal years ended
	January 30, 2010	January 31, 2009
	(in millions)
DSW	$1,455.0	$1,298.9
Leased departments	147.6	164.0
Total DSW Inc.	$1,602.6	$1,462.9

The following table summarizes our comparable store sales change by segment and in total:
Fiscal year ended
January 30, 2010
DSW	4.0%
Leased departments	(3.6%)
Total DSW Inc.	3.2%

The increase in comparable store sales was primarily a result of an increase in traffic and average unit retail. DSW segment comparable sales increased in women's footwear by 4.9%, athletic footwear by 1.8% and accessories by 12.6% and decreased in men’s footwear by 3.8%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 25.9% in fiscal 2008 to 29.2% in fiscal 2009. By segment and in total, gross profit as a percentage of net sales was:

	For the fiscal years ended
	January 30, 2010	January 31, 2009
DSW	30.2%	27.1%
Leased departments	19.1%	16.6%
Total DSW Inc.	29.2%	25.9%

The increase in DSW segment gross profit was primarily a result of an increase of 190 basis points in merchandise margin and a decrease of 120 basis points in store occupancy expense. DSW segment merchandise margin, gross profit excluding warehousing and store occupancy, a non-GAAP measure, for fiscal 2009 increased as a percentage of net sales to 44.7% from 42.8% for fiscal 2008 as the result of a decrease in markdown activity. Store occupancy expense for the DSW segment as a percentage of net sales decreased to 12.9% for fiscal 2009 from 14.1% for fiscal 2008 as a result of increased average store sales, a reduction in store impairments and disposals of property and equipment and rent concessions from landlords.

As a percentage of net sales, gross profit for the leased department segment increased to 19.1% for fiscal 2009 from 16.6% for fiscal 2008 due to decreased markdowns. The decrease in markdowns was a result of continued enhancements to the clearance markdown process and aligning our inventory position to sales demand.

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

Non-operating Income (Expense), Net. Non-operating income (expense), net for fiscal 2009 represents other-than-temporary impairments on our auction rate securities net of realized gains related to the sale of preferred shares, which were the underlying assets of two auction rate securities. Non-operating expense, net for fiscal 2008 represents other-than-temporary impairments of our auction rate securities.

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

Liquidity and Capital Resources

Overview

Our primary ongoing cash flow requirements are for inventory purchases, capital expenditures in connection with our expansion, improving our information systems, the remodeling of existing stores and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from DSW operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, will be sufficient to maintain our ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth for the foreseeable future.

$100 Million Credit Facility. On June 30, 2010, we entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. This facility replaced an existing $150 million secured revolving credit facility (the “Previous Credit Facility”) that expired July 5, 2010. Under the Credit Facility, we and our subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon our request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under our previous credit arrangement, to provide for our ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Agreement), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Agreement) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon our revolving credit availability. Swing loans bear interest under the base rate option. Our right to obtain advances under the credit facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to the Company’s management and the operation of the Company’s business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem our stock and limit cash dividends up to the aggregate amount of 50% of the previous year’s net income, not to exceed $50.0 million. Additional covenants limit our payments for capital expenditures to $75.0 million in any fiscal year, and if we have direct borrowings greater than $25.0 million, our credit facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. We paid $46.7 million for capital expenditures in fiscal 2010. As of January 29, 2011, we were not required to calculate the fixed charge coverage ratio as we did not have direct borrowings greater than $25.0 million. We had availability under the Credit Facility of $80.8 million, outstanding letters of credit of $19.2 million and were in compliance with all covenants related to the Credit Facility.

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital increased $81.2 million to $463.5 million as of January 29, 2011 from $382.3 million as of January 30, 2010. The increase in net working capital was primarily related to the increase in cash and short-term investments as a result of operating cash flow and a planned inventory increase. The increase in current assets was partially offset by an increase in accounts payable primarily related to the inventory increase. As of January 29, 2011 and January 30, 2010, the current ratio was 2.8 and 2.7, respectively.

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

Operating Activities

Net cash provided by operations in fiscal 2010 decreased to $140.9 million from $164.5 million for fiscal 2009. Net income increased $52.9 million but was offset by income tax related items and the planned inventory increase net of the related increase in accounts payable.

Net cash provided by operations in fiscal 2009 was $164.5 million, compared to $97.1 million for fiscal 2008. The increase in net cash provided by operations during fiscal 2009 was primarily due to the increase in net income and changes in net working capital.

We operate all our stores, our distribution and fulfillment centers and our office facilities from leased facilities. All lease obligations are accounted for as operating leases. We disclose the minimum payments due under operating leases in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Investing Activities

For fiscal 2010, cash used in investing activities amounted to $176.1 million compared to $87.5 million for fiscal 2009. During fiscal 2010, $302.4 million of cash was used to purchase available-for-sale and held-to-maturity securities while $173.0 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. We have increased our investment in longer term investments to increase our return. None of our investments have terms longer than two years. During fiscal 2010, we made $52.3 million in capital expenditures. Of this incurred amount, we incurred $34.6 million related to stores, $8.4 million related to supply chain projects and warehouses and $9.3 million related to information technology and infrastructure.

For fiscal 2009, cash used in investing activities amounted to $87.5 million compared to $104.1 million for fiscal 2008. During fiscal 2009, $224.0 million of cash was used to purchase available-for-sale and held-to-maturity securities while $160.7 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. During fiscal 2009, we made $21.8 million in capital expenditures. Of this incurred amount, we incurred $10.4 million related to stores, $5.7 million related to supply chain projects and warehouses and $5.7 million related to information technology and infrastructure.

We expect to spend approximately $70 million for capital expenditures in fiscal 2011. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. In fiscal 2010, we opened nine new DSW stores. We plan to open approximately 15 to 20 stores in fiscal 2011. During fiscal 2010, the average investment required to open a typical new DSW store was approximately $1.8 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.9 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Activities

For fiscal 2010, net cash provided by financing activities of $3.8 million was primarily related to the proceeds received from exercises of stock options. For fiscal 2009, net cash used in financing activities of $6.7 million was primarily related to the purchase of our Class B Common Shares from RVI. Net cash provided by financing activities was less than $0.1 million for fiscal 2008.

Contractual Obligations

We have the following minimum commitments under contractual obligations, as defined by the SEC. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet in accordance with generally accepted accounting principles, or GAAP. Based on this definition, the table below includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

The following table provides aggregated information about contractual obligations and other long-term liabilities as of January 29, 2011 (amounts in thousands):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	More Than 5 Years
Operating lease obligations (1)	$899,527	$132,827	$250,970	$218,300	$297,430
Construction commitments (2)	3,402	3,402
Purchase obligations (3)	14,195	3,347	6,400	4,448
Uncertain tax positions (4)	3,249				3,249
Total	$920,373	$139,576	$257,370	$222,748	$300,679

(1)
Many of our operating leases require us to pay contingent rent based on sales, common area maintenance costs and real estate taxes. Contingent rent, costs and taxes vary year by year and are based almost entirely on actual amounts incurred. As such, they are not included in the lease obligations presented above. Other non-current liabilities of $95.6 million are primarily comprised of deferred rent liabilities, construction and tenant allowances, and uncertain tax positions. Deferred rent, which is included in non-current liabilities, is excluded from this table as our payment obligations are included in the operating lease obligations. Construction and tenant allowances, which are included in non-current liabilities, are not contractual obligations as the balance represents cash allowances from landlords, which are deferred and amortized on a straight-line basis over the non-cancellable terms of the lease.

(2)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 29, 2011.

(3)	Many of our purchase obligations are cancelable by us without payment or penalty, and we have excluded such obligations.

(4)
The amount of obligations related to uncertain tax positions as of January 29, 2011 were $3.2 million, including approximately $0.3 million of accrued interest and penalties. Uncertain tax positions are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We may not be required to settle these obligations. Uncertain tax positions are included in the “More than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

We had outstanding letters of credit that totaled approximately $19.2 million as of January 29, 2011. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of January 29, 2011, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $3.4 million as of January 29, 2011. In addition, as of January 29, 2011, we have signed 9 lease agreements for new store locations opening in fiscal 2011 and fiscal 2012 with total annual rent of approximately $5.6 million. In connection with the new lease agreements, we expect to receive a total of approximately $5.3 million of construction and tenant allowance reimbursements for expenditures at these locations.

Recent Accounting Pronouncements

Recent Accounting Pronouncements and their impact on DSW are disclosed in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

As discussed in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets (including intangible assets), estimates for self-insurance reserves for health and welfare, workers’ compensation and casualty insurance, investments, income taxes and revenue recognition. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

While we believe that our historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results inevitably will differ from those estimates, and such differences may be material to our consolidated financial statements.

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

We record a reduction to inventories and charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Our estimates are based on both our historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported our shrinkage estimates. If our estimate of shrinkage, on a cost basis, were to increase or decrease 0.5% as a percentage of DSW Inc. sales, it would result in a decrease or increase of approximately $3.9 million to operating profit.

Markdowns establish a new cost basis for our inventory. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in the newly established cost basis. Our markdown reserve requires management to make assumptions regarding customer preferences, fashion trends and consumer demand.

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

•
Asset Impairment and Long-lived Assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset or asset group over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is included in cost of sales. We believe as of January 29, 2011 that the long-lived assets’ carrying amounts and useful lives are appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•
Self-insurance Reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Estimates for health and welfare, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability future claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by less than $0.1 million.

•
Customer Loyalty Program. We maintain a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we make assumptions related to customer purchase levels and redemption rates based on historical experience. If our redemption rate were to increase or decrease by 5%, it would result in a decrease or increase of approximately $1.8 million to operating profit.

•
Income Taxes. We determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different.

Off-Balance Sheet Arrangements

As of January 29, 2011, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

Fiscal Year

We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. Fiscal 2010, 2009 and 2008 each consisted of 52 weeks.

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

Amended and Restated Shared Services Agreement. Effective March 17, 2008, we entered into an Amended and Restated Shared Services Agreement with RVI and its subsidiaries. Pursuant to the terms of the Amended and Restated Shared Services Agreement, DSW provides RVI and its subsidiaries with key services relating to risk management, tax, financial services, benefits administration, payroll and information technology. The current term of the Amended and Restated Shared Services Agreement expired at the end of fiscal 2010, was extended automatically for fiscal 2011 and will be extended automatically for additional one-year terms unless terminated by one of the parties. With respect to each shared service, we cannot reasonably anticipate whether the services will be shared for a period shorter or longer than the initial term.

Tax Separation Agreement. The tax separation agreement provides that DSW is exclusively responsible for preparing any tax return with respect to Retail Ventures’ consolidated group or any combined group. For fiscal years after fiscal 2007, DSW and Retail Ventures ceased reimbursing each other for the benefits or detriments derived from combined and unitary state and local filing positions.

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

As of January 29, 2011, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

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

Management assessed the effectiveness of our internal control system as of January 29, 2011. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that it maintained effective internal control over financial reporting, as of January 29, 2011.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2011, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference to satisfy the remaining information required by this Item.

ITEM 11. EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF MANAGEMENT” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in the Proxy Statement is incorporated herein by reference. The “REPORT OF THE COMPENSATION COMMITTEE” shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION”, in the Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN TABLE

The following table sets forth additional information as of January 29, 2011, about our Class A Common Shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	3,093,847	(2)	$20.04	4,029,429
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	3,093,847		$20.04	4,029,429

(1)	DSW Inc. 2005 Equity Incentive Plan.

(2)
Includes 2,656,955 shares issuable pursuant to the exercise of outstanding stock options, 275,625 shares issuable pursuant to restricted stock units, and 161,267 shares issuable pursuant to director stock units. Since the restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

DSW INC.

March 22, 2011	By:	/s/ Douglas J. Probst
Douglas J. Probst, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. MacDonald	President and Chief Executive Officer and Director	March 22, 2011
Michael R. MacDonald	(Principal Executive Officer)

/s/ Douglas J. Probst	Executive Vice President and Chief Financial Officer	March 22, 2011
Douglas J. Probst	(Principal Financial and Accounting Officer)

*	Chairman of the Board and Director	March 22, 2011
Jay L. Schottenstein

*	Director	March 22, 2011
Elaine J. Eisenman

*	Director	March 22, 2011
Carolee Friedlander

*	Director	March 22, 2011
Joanna T. Lau

*	Director	March 22, 2011
Roger S. Markfield

*	Director	March 22, 2011
Philip B. Miller

*	Director	March 22, 2011
James D. Robbins

*	Director	March 22, 2011
Harvey L. Sonnenberg

*	Director	March 22, 2011
Allan J. Tanenbaum

*	Director	March 22, 2011
Heywood Wilansky

*By:	/s/ Douglas J. Probst
Douglas J. Probst, (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of DSW Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of DSW Inc. and its subsidiaries (the "Company") as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 29, 2011. We also have audited the Company's internal control over financial reporting as of January 29, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSW Inc. and its subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 22, 2011

DSW INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 29, 2011	January 30, 2010
ASSETS
Cash and equivalents	$93,617	$125,020
Short-term investments	241,557	164,265
Accounts receivable, net	12,433	5,406
Accounts receivable from related parties, net	81	123
Inventories	309,013	262,284
Prepaid expenses and other current assets	29,945	20,762
Deferred income taxes	30,535	29,130
Total current assets	717,181	606,990

Property and equipment - at cost:
Furniture, fixtures and equipment	260,790	235,460
Leasehold improvements	178,349	158,687
Total property and equipment	439,139	394,147
Less accumulated depreciation	(228,748)	(187,723)
Property and equipment, net	210,391	206,424
Long-term investments	49,987	1,151
Goodwill	25,899	25,899
Deferred income taxes and other assets	5,439	10,292
Total assets	$1,008,897	$850,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$148,648	$119,064
Accounts payable to related parties	1,074	1,495
Accrued expenses:
Compensation	25,017	26,244
Taxes	15,438	28,882
Gift cards and merchandise credits	22,571	17,774
Other	40,968	31,260
Total current liabilities	253,716	224,719

Deferred income taxes	18,828
Other non-current liabilities	95,589	101,156

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 16,804,965 and 16,508,581 issued and outstanding, respectively	314,382	306,123
Class B Common Shares, no par value; 100,000,000 authorized; 27,382,667 and 27,382,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	326,382	218,758
Total shareholders’ equity	640,764	524,881
Total liabilities and shareholders’ equity	$1,008,897	$850,756

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JANUARY 29, 2011, JANUARY 30, 2010 AND JANUARY 31, 2009
(in thousands, except per share amounts)

	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	$1,822,376	$1,602,605	$1,462,944
Cost of sales	(1,256,695)	(1,135,113)	(1,083,845)
Operating expenses	(392,098)	(374,037)	(336,286)
Operating profit	173,583	93,455	42,813
Interest expense	(1,036)	(1,414)	(794)
Interest income	3,232	2,217	3,400
Interest income, net	2,196	803	2,606
Non-operating income (expense), net	1,500	(2,367)	(1,134)
Earnings before income taxes	177,279	91,891	44,285
Income tax provision	(69,655)	(37,150)	(17,383)
Net income	$107,624	$54,741	$26,902

Basic and diluted earnings per share:
Basic	$2.45	$1.24	$0.61
Diluted	$2.40	$1.23	$0.61
Shares used in per share calculations:
Basic	44,016	44,093	43,998
Diluted	44,918	44,517	44,218

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 29, 2011, JANUARY 30, 2010 AND JANUARY 31, 2009
 (in thousands)

	Number of
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance, February 2, 2008	16,264	27,703	$288,365	$0	$145,115	$0	$433,480
Net income					26,902		26,902
Unrealized loss on available-for-sale securities						(655)	(655)
Total comprehensive income							26,247
Stock units granted	45		606				606
Exercise of stock options	1		17				17
Vesting of restricted stock units, net of settlement of taxes	6		(26)				(26)
Non-cash capital contribution from RVI			787				787
Tax shortfall related to restricted stock unit exercises			(49)				(49)
Stock-based compensation expense, before related tax effects			4,522				4,522
Balance, January 31, 2009	16,316	27,703	$294,222	$0	$172,017	$(655)	$465,584
Net income					54,741		54,741
Unrealized loss on available-for-sale securities						(99)	(99)
Total comprehensive income							54,642
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment						754	754
Stock units granted	47		599				599
Exercise of stock options	91		1,323				1,323
Vesting of restricted stock units, net of settlement of taxes	55		(179)				(179)
Non-cash capital contribution from RVI			4,670				4,670
Stock-based compensation expense, before related tax effects			5,488				5,488
Purchase of DSW Class B Common Shares from RVI		(320)			(8,000)		(8,000)
Balance, January 30, 2010	16,509	27,383	$306,123	$0	$218,758	$0	$524,881
Net income					107,624		107,624
Stock units granted	32		858				858
Exercise of stock options	236		3,379				3,379
Vesting of restricted stock units, net of settlement of taxes	28		(281)				(281)
Adjustment to non-cash capital contribution from RVI			(896)				(896)
Excess tax benefit related to stock options exercised			1,175				1,175
Stock-based compensation expense, before related tax effects			4,024				4,024

Balance, January 29, 2011	16,805	27,383	$314,382	$0	$326,382	$0	$640,764

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 29, 2011, JANUARY 30, 2010 AND JANUARY 31, 2009
(in thousands)

	January 29, 2011	January 30, 2010	January 31, 2009
Cash flows from operating activities:
Net income	$107,624	$54,741	$26,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,825	46,260	36,336
Amortization of debt issuance costs	159	118	118
Stock-based compensation expense	4,024	5,488	4,522
Deferred income taxes	11,694	(12,105)	(889)
Loss on disposal of assets	1,621	1,024	1,676
Impairment charges on long-lived assets		856	3,339
Grants of director stock units	858	599	606
Other-than-temporary impairment charges on investments		2,895	1,134
Other	(2,996)	(238)	(4,066)
Change in working capital, assets and liabilities:
Accounts receivable	(7,510)	(1,662)	3,693
Inventories	(46,729)	(18,276)	18,029
Prepaid expenses and other assets	(3,496)	3,775	(1,656)
Accounts payable	26,650	26,666	(15,112)
Proceeds from construction and tenant allowances	5,875	7,106	16,106
Accrued expenses	(4,650)	47,206	6,371
Net cash provided by operating activities	140,949	164,453	97,109

Cash flows from investing activities:
Cash paid for property and equipment	(46,735)	(23,080)	(82,191)
Purchases of available-for-sale investments	(27,957)	(200,002)	(205,558)
Purchases of held-to-maturity investments	(274,425)	(23,983)	(2,000)
Maturities and sales of available-for-sale investments	77,009	153,753	183,604
Maturities and sales of held-to-maturity investments	96,011	6,925	2,000
Activity related to equity investment – related party	199	(1,151)
Acquisition of tradename	(225)
Net cash used in investing activities	(176,123)	(87,538)	(104,145)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,379	1,323	17
Debt issuance costs	(783)
Excess tax benefit – related to stock option exercises	1,175
Purchase of DSW Class B Common Shares from RVI		(8,000)
Net cash provided by (used in) financing activities	3,771	(6,677)	17
Net (decrease) increase in cash and equivalents	(31,403)	70,238	(7,019)
Cash and equivalents, beginning of period	125,020	54,782	61,801
Cash and equivalents, end of period	$93,617	$125,020	$54,782

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$82,098	$23,050	$13,399
Non-cash investing and operating activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$7,522	$1,962	$3,282
Adjustment to and non-cash capital contribution from RVI	$(896)	$4,670	$787
(Decrease) in accounts payable related to recovery from RVI of shared service asset impairment		$(1,818)
Amortization of investment premiums and discounts	$3,035

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

Business Operations- DSW Inc. (“DSW”) and its wholly-owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. As of January 29, 2011, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 62.0% of DSW’s outstanding Common Shares, including director stock units, representing approximately 92.9% of the combined voting power of DSW’s outstanding Common Shares.

DSW is managed in three operating segments: DSW stores, dsw.com and leased departments. DSW stores and dsw.com are aggregated and presented as one reportable segment, the DSW segment. DSW stores and dsw.com offer a wide assortment of better-branded dress, casual and athletic footwear for men and women, as well as handbags and accessories. As of January 29, 2011, DSW operated a total of 311 stores located throughout the United States. During fiscal 2010, 2009 and 2008, DSW opened 9, 9 and 41 new DSW stores, respectively, and closed 4, 2 and 2 DSW stores, respectively. In fiscal 2010, DSW also recategorized one combination DSW/Filene’s Basement store from a leased department to a DSW store. In fiscal 2008, DSW launched dsw.com.

DSW also operates leased departments for four retailers in its leased department segment. As of January 29, 2011, DSW supplied merchandise to 263 Stein Mart stores, 68 Gordmans stores, 20 Filene’s Basement stores and one Frugal Fannie’s store. The Company’s renewable supply agreements to merchandise leased departments in Stein Mart, Gordmans, Filene’s Basement and Frugal Fannie’s stores are effective through December 2012, January 2013, January 2013 and April 2012, respectively. During fiscal 2010, 2009 and 2008, DSW added 6, 3 and 12 new leased departments, respectively, and ceased operations in 9, 24 and 13 leased departments, respectively. DSW owns the merchandise and the fixtures (except for Filene’s Basement, where DSW only owns the merchandise), records sales of merchandise, net of returns and sales tax and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent.

Fiscal Year- The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal 2010, 2009 and 2008 each consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, recoverability of long-lived assets and intangible assets and establishing reserves for self-insurance. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Financial Instruments- The following assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Equivalents- Cash and equivalents represent cash, money market funds and highly liquid investments with original maturities of three months or fewer at the date of purchase and credit card receivables, which generally settle within three days. Amounts due from banks for credit card transactions totaled $11.1 million and $8.6 million as of January 29, 2011 and January 30, 2010, respectively. The carrying amounts of cash and equivalents approximate fair value.

The Company reviews cash balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a bank. The Company reclassifies book overdrafts, if any, to accounts payable.

Investments- Investments are classified as available-for-sale or held-to-maturity securities based on the Company’s intent. All income generated from these investments is recorded as interest income.

The Company evaluates its investments for impairment and whether impairment is other-than-temporary. In fiscal 2010 and 2009, the Company recognized realized gains of $1.5 million for the sale of a fully impaired auction rate security and $0.5 million related to the sale of preferred shares, respectively, as non-operating income. In fiscal 2009, the Company recognized other-than-temporary impairments related to auction rate securities of $2.9 million, excluding realized gains of $0.5 million, as non-operating expense. In fiscal 2008, the Company recognized other-than-temporary impairments $1.1 million as non-operating expense related to the impairment of auction rate securities. The Company did not recognize any impairment on investments during fiscal 2010 or gains in fiscal 2008. Please see Note 5 for additional discussion of the Company’s investments.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable- Accounts receivable are classified as current assets because the average collection period is generally shorter than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates.

Concentration of Credit Risk- Financial instruments, which principally subject the Company to concentration of credit risk, consist of cash, equivalents and investments. The Company invests excess cash when available through financial institutions in money market accounts and term investments. At times, such amounts may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits and the Company mitigates the risks by utilizing multiple banks.

Concentration of Vendor Risk- During fiscal 2010, 2009 and 2008, merchandise supplied to the Company by three key vendors accounted for approximately 20%, 21% and 20% of net sales, respectively.

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of January 29, 2011 and January 30, 2010, the Company’s allowances for doubtful accounts were $0.4 million and $1.3 million, respectively. The reduction in fiscal 2010 is related to the release of the Company’s claim related to the Value City bankruptcy estate in December 2010.  The following table summarizes the activity related to the Company’s allowance for doubtful accounts:

Fiscal years ended	Beginning balance	Expenses	Deductions	Ending balance
	(in thousands)
January 29, 2011	$1,342	125	(1,062)	$405
January 30, 2010	778	869	(305)	1,342
January 31, 2009	399	1,207	(828)	778

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

Markdowns establish a new cost basis for inventory. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in the newly established cost basis. The markdown reserve requires management to make assumptions regarding customer preferences, fashion trends and consumer demand.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment- Property and equipment are stated at cost less accumulated depreciation determined by the straight-line method over the expected useful lives of the assets. The straight-line method is used to amortize such capitalized costs over the lesser of the expected useful life of the asset or the life of the lease. The estimated useful lives by class of asset are:

Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Shorter of the non-cancellable term of the lease or 10 years

Asset Impairment and Long-Lived Assets- The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The Company reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will be included in cost of sales. There were no impairment charges in fiscal 2010. The Company expensed $0.9 million and $3.3 million in fiscal 2009 and 2008, respectively, of identified assets where the recorded value could not be supported by projected future cash flows. The impairment charges were recorded within the DSW reportable segment.

Goodwill- Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. As of both January 29, 2011 and January 30, 2010, the balance of goodwill related to the DSW stores was $25.9 million. Goodwill is tested for impairment at least annually. Management evaluates the fair value of the reporting unit using market-based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. Several factors could result in an impairment charge such as failure to achieve sufficient levels of cash flow at the reporting unit level or a significant and sustained decline in DSW’s stock price. Significant judgment is necessary to determine the underlying cause of the decline and whether stock price declines are related to the market or specifically to the Company. The Company has never recorded goodwill impairment.

Tradenames and Other Intangible Assets, net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames at the time of RVI’s acquisition of the Company. As of January 29, 2011 and January 30, 2010, the gross balance of tradenames was $13.0 million and $12.8 million, respectively. During fiscal 2010, DSW purchased a merchandise tradename for the amount of $0.2 million, amortizable over five years, and an indefinite lived tradename for less than $0.1 million. Accumulated amortization for tradenames was $10.9 million and $10.0 million as of January 29, 2011 and January 30, 2010, respectively. The average useful lives of tradenames and other intangible assets, net are 14 years and 15 years as of January 29, 2011 and January 30, 2010, respectively.

Amortization expense for fiscal 2010 was $0.9 million. Future amortization expense associated with the net carrying amount of intangible assets as of January 29, 2011 is $0.9 million for both fiscal 2011 and fiscal 2012, $0.3 million in fiscal 2013 and less than $0.1 million in both fiscal 2014 and fiscal 2015.

Equity Investments- The Company accounts for equity investments using the equity method of accounting when it exercises significant influence over the investment. If the Company does not exercise significant influence, the Company accounts for the investment using the cost method of accounting.

Self-insurance Reserves- The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Estimates for health and welfare, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability. The self-insurance reserves were $2.3 million and $2.8 million as of January 29, 2011 and January 30, 2010, respectively.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Loyalty Program- The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW makes assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability included in other accrued expenses as of January 29, 2011 and January 30, 2010 was $12.4 million and $9.0 million, respectively.

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the non-cancellable terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in other non-current liabilities was $32.2 million and $32.3 million as of January 29, 2011 and January 30, 2010, respectively.

Construction and Tenant Allowances- The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the non-cancellable terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in other non-current liabilities and were $60.4 million and $59.7 million as of January 29, 2011 and January 30, 2010, respectively.

Comprehensive Income- For fiscal 2009, total comprehensive income was $54.6 million. In fiscal 2009, DSW reclassified its unrealized loss to an other-than-temporary impairment and recognized the impairment charge in earnings. For fiscal 2010, comprehensive income was equal to net income.

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

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $1.1 million, $1.1 million and $0.8 million as other operating income from gift card breakage during fiscal 2010, 2009 and 2008, respectively.

As of January 29, 2011, the Company supplies footwear, under supply arrangements, to four retailers. Sales for these leased departments are net of returns through period end and sales tax, as reported by the lessor, and are included in net sales. Leased department sales represented 7.8%, 9.2% and 11.2% of total net sales for fiscal 2010, 2009 and 2008, respectively.

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

New Store Costs- Costs associated with the opening of stores are expensed as incurred. New store costs expensed were $2.8 million, $1.6 million and $6.2 million for fiscal 2010, 2009 and 2008, respectively.

Marketing Expense- The production cost of television advertising is expensed when the advertising first takes place. All other marketing costs are expensed as incurred. Marketing costs were $46.5 million, $42.2 million and $30.3 million in fiscal 2010, 2009 and 2008, respectively.

Other Operating Income- Other operating income consists primarily of income from consignment sales, income from gift card breakage and insurance proceeds and is included in operating expenses in the income statement. The amount recorded in fiscal 2010, 2009 and 2008 was $7.3 million, $5.1 million and $4.2 million, respectively.

Non-operating Income (Expense), Net- Non-operating income (expense), net includes other-than-temporary impairments related to investments and realized gains on disposition of investments.

Legal Proceedings and Claims- The Company is involved in various legal proceedings that are incidental to the conduct of its business. DSW records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. See Note 10 for a discussion of legal proceedings.

Income Taxes- Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of January 29, 2011 and January 30, 2010, the Company had valuation allowances of $0.8 million and $1.4 million, respectively.

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

2.    RELATED PARTY TRANSACTIONS

RVI- Under the terms of the Amended and Restated Shared Services Agreement, DSW provides shared finance, information technology and human resources services to RVI. In fiscal 2010 and 2009, DSW charged RVI $1.1 million and $0.7 million, respectively, for these services. In fiscal 2008, DSW charged RVI and its now former subsidiary $6.4 million. In both fiscal 2010 and 2009, RVI charged DSW for a reimbursement of $0.5 million related to the expenses of an office facility leased by RVI, which is the only remaining charge from RVI to DSW. In fiscal 2008, RVI charged DSW $4.7 million for shared services, management fees and expenses related to an office facility. These cost allocations were determined on a basis that the Company and RVI consider to be reasonable reflections of the use of services provided or the benefit received by the Company. These shared service expenses and income were included in operating expenses. Accounts payable to RVI of less than $0.1 million and $1.0 million as of January 29, 2011 and January 30, 2010, respectively, were primarily related to shared services and other intercompany transactions. During fiscal 2010, accounts payable were reduced by $0.5 million due to RVI’s reimbursement of certain DSW leasehold improvement expenditures.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2010, DSW had an adjustment to its non-cash capital contribution from RVI of a reduction of $0.9 million. In fiscal 2009 and 2008, RVI contributed tax benefits to DSW resulting in non-cash capital contributions of $4.7 million and $0.8 million, respectively.

On January 15, 2010, the Company entered into a share purchase agreement with RVI, pursuant to which RVI sold to DSW 320,000 Class B Common Shares, without par value, of DSW, for an aggregate amount of $8.0 million.

Schottenstein Stores Corporation (“SSC”)- SSC and its affiliates are the majority shareholders of RVI. The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC. Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned by or affiliated with SSC or intercompany transactions with SSC and normally settle in the form of cash in 30 to 60 days. These related party balances as of both January 29, 2011 and January 30, 2010, were related party receivables of $0.1 million and as of January 29, 2011 and January 30, 2010 were related party payables of $1.0 million and $0.5 million.

In fiscal 2009, DSW made an equity investment of $1.2 million, and the majority interest is held by an affiliate of SSC. DSW received a return of capital of $0.2 million in fiscal 2010. There was no income statement impact in fiscal 2010 or 2009 related to this investment.

Other- Purchases from related parties were $0.4 million, $0.2 million and $0.1 million in fiscal 2010, 2009 and 2008, respectively.

3.    STOCK-BASED COMPENSATION

The Company has a 2005 Equity Incentive Plan (“the Plan”) that provides for the issuance of equity awards to purchase up to 7.6 million common shares. The Plan covers stock options, restricted stock units and director stock units. Eligible recipients include key employees of the Company and affiliates, as well as directors of the Company. Options generally vest 20% per year on a cumulative basis. Options granted under the Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, the Company did not have a stock option plan or any equity units outstanding. As of January 29, 2011, 4.0 million shares are available for additional grants under the Plan.

Stock Options- DSW uses the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs are included in operating expenses in the consolidated statements of income. DSW recognizes compensation expense for stock option awards granted subsequent to the adoption of ASC 718 Compensation – Stock Compensation (“ASC 718”) and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Prior to the adoption of ASC 718, compensation expense for stock option awards granted was recorded using an accelerated method.

Forfeitures of options are estimated at the grant date based on historical rates of DSW’s stock option activity and reduce the compensation expense recognized. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares. The expected term of options granted is derived from historical data on DSW stock option exercises. The expected dividend yield is zero, which is based on DSW’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in DSW’s credit facility.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Fiscal years ended
	January 29, 2011	January 30, 2010	January 31, 2009
Assumptions:
Risk-free interest rate	2.5%	1.9%	2.7%
Year end volatility of DSW common stock	56.9%	57.6%	48.5%
Expected option term	4.9 years	4.9 years	4.9 years
Dividend yield	0.0%	0.0%	0.0%

DSW expensed $3.7 million, $4.2 million and $3.8 million, respectively, in fiscal 2010, 2009 and 2008 related to stock options. The weighted average grant date fair value of each option granted in fiscal 2010, 2009 and 2008 was $13.40, $5.10 and $5.77 respectively. As of January 29, 2011, the total compensation cost related to nonvested options not yet recognized was approximately $9.4 million, with a weighted average expense recognition period remaining of 3.3 years. The following tables summarize the Company’s stock option plan and related per share weighted average exercise prices (“WAEP”), weighted average remaining contract life and aggregate intrinsic value (shares and intrinsic value in thousands):

	Fiscal years ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	2,504	$18.20	2,125	$22.04	1,520	$28.65
Granted	522	$26.56	946	$10.17	1,112	$12.87
Exercised	(236)	$14.35	(91)	$14.55	(1)	$12.92
Forfeited	(133)	$21.26	(476)	$20.21	(506)	$21.85
Outstanding end of year	2,657	$20.04	2,504	$18.20	2,125	$22.04
Options exercisable end of year	1,029	$22.25	773	$23.26	533	$24.77

			Weighted Average Remaining	Aggregate Intrinsic
As of January 29, 2011:	Shares	WAEP	Contract Life	Value
Options exercisable	1,029	$22.25	6 years	$13,043
Options expected to vest	1,432	$18.61	8 years	$21,931
Options vested and expected to vest	2,461	$20.14	7 years	$34,974

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2010 and 2009 was $4.6 million and $0.4 million, respectively. This amount was immaterial in fiscal 2008. The total fair value of options that vested during fiscal 2010, 2009 and 2008 was $4.2 million, $4.3 million and $3.6 million, respectively.

Restricted Stock Units- Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. DSW expensed $0.3 million, $1.3 million and $0.7 million, respectively, in fiscal 2010, 2009 and 2008 related to restricted stock units. The weighted average exercise price for all restricted stock units is zero. The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the exercise price. The total intrinsic value of restricted stock units that vested during fiscal 2010, 2009 and 2008 was $1.0 million, $0.8 million and $0.1 million, respectively. The total fair value of restricted stock units that vested during fiscal 2010, 2009 and 2008 was $0.6 million, $1.7 million and $0.2 million, respectively. As of January 29, 2011, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $1.6 million with a weighted average expense recognition period remaining of 2.4 years.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize DSW’s restricted stock units and weighted average grant date fair value (“GDFV”) for the periods presented and aggregate intrinsic value (units and intrinsic value in thousands):

	Fiscal years ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Units	GDFV	Units	GDFV	Units	GDFV
Outstanding beginning of year	267	$12.61	226	$17.51	151	$23.92
Granted	59	$26.56	180	$10.39	158	$12.61
Vested	(39)	$16.17	(75)	$19.77	(8)	$26.61
Forfeited	(11)	$14.80	(64)	$15.30	(75)	$19.08
Outstanding end of year	276	$14.97	267	$12.61	226	$17.51

			Weighted Average Remaining	Aggregate Intrinsic
As of January 29, 2011:	Units	GDFV	Contract Life	Value
Restricted stock units expected to vest	212	$14.97	2 years	$7,063

Director Stock Units- DSW issues stock units to directors who are not employees of DSW or RVI. During fiscal 2010, 2009 and 2008, DSW granted 31,562, 46,504 and 45,265 director stock units, respectively, and expensed $0.9 million, $0.6 million and $0.6 million, respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (including committee retainer fees but excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of the DSW Class A Common Shares on the date of the annual meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors’ compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. As of January 29, 2011, 161,267 director stock units had been issued and no director stock units had been settled.

4.	LEASES

The Company leases stores, distribution and fulfillment centers and office facilities under various arrangements with related and unrelated parties. Such leases expire through 2027 and in most cases provide for renewal options. Generally, the Company is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. As of January 29, 2011 and January 30, 2010, the Company had no capital leases.

As of January 29, 2011, the Company leased or had other agreements with entities affiliated with SSC for 21 store locations, one office facility, a trailer parking lot, one fulfillment center and one distribution center for a total annual minimum rent of $11.5 million and additional contingent rents based on aggregate sales in excess of specified sales for the store locations. Under supply agreements, the Company pays contingent rents based on sales for the leased departments it operates.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, as of January 29, 2011:

	Operating Leases
Fiscal years	Total	Unrelated Party	Related Party
	(in thousands)
2011	$132,827	$119,434	$13,393
2012	128,752	114,614	14,138
2013	122,218	108,103	14,115
2014	116,267	102,154	14,113
2015	102,033	87,983	14,050
Future years	297,430	239,065	58,365
Total minimum lease payments	$899,527	$771,353	$128,174

The following table presents the composition of rental expense for the periods presented:

	Fiscal years ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Minimum rentals:
Unrelated parties	$108,961	$110,545	$104,516
Related parties	11,548	10,887	10,824
Contingent rentals:
Unrelated parties	31,539	31,871	28,261
Related parties			11,967
Total	$152,048	$153,303	$155,568

5.	INVESTMENTS

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. The majority of the Company’s short-term available-for-sale investments generally have renewal dates of every 7 days and longer stated maturities. Despite the long-term nature of the stated contractual maturities of these short-term investments, the Company has the ability to liquidate these securities shortly after the renewal dates. For short-term held-to-maturity investments, amortized cost approximates fair value. In addition to short-term investments, the Company has invested in certain longer term bonds to receive higher returns. These long-term investments have maturities greater than one year but shorter than two years and are classified as held-to-maturity.  As of January 29, 2011, DSW’s long-term held-to-maturity investments have a gross unrealized loss of $0.1 million and immaterial gross unrealized gains.

In fiscal 2010, DSW sold its fully impaired auction rate security for a gain of $1.5 million, and the Company also received a return of capital of $0.2 million related to its related party equity investment. In fiscal 2009, the Company received preferred shares as distributions-in-kind on two of its auction rate securities. DSW sold these preferred shares during fiscal 2009 for realized gains of $0.5 million, excluding other-than-temporary impairments previously recorded. For fiscal 2009, the Company recorded a full other-than-temporary impairment related to its auction rate security due to the unfavorable financial condition of the underlying issuer.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the major categories of the Company’s investments as of the periods presented:

	Short-term investments		Long-term investments
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
	(in thousands)
Available-for-sale:
Tax exempt, tax advantaged and taxable bonds	$93,996	$124,107
Tax exempt commercial paper	4,000	8,100
Certificates of deposit		15,000
Auction rate securities				$2,500
Other-than-temporary impairment included in earnings				(2,500)
Total available-for-sale investments	97,996	147,207		0

Held-to-maturity:
Term notes	143,561	17,058
Bonds			$49,035

Equity investment – related party			952	1,151

Total investments	$241,557	$164,265	$49,987	$1,151

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3 inputs are unobservable inputs.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	As of January 29, 2011				As of January 30, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and equivalents	$93,617	$93,617			$125,020	$125,020
Short-term investments	241,557		$241,557		164,265		$164,265
Long-term investments	49,867		48,915	$952	1,151			$1,151
	$385,041	$93,617	$290,472	$952	$290,436	$125,020	$164,265	$1,151

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity related to level 3 fair value measurements for the periods presented:

	Fiscal years ended
	January 29, 2011		January 30, 2010
	Short-term investments	Long-term investments	Short-term investments	Long-term investments
	(in thousands)
Carrying value at the beginning of the period	$0	$1,151	$1,845	$1,266
Purchase of equity investment				1,151
Return of capital from equity investment		(199)
Transfer out of level 3				(1,266)
Transfers between short-term and long-term investments			(1,845)	1,845
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment				655
Other-than-temporary impairment included in earnings				(2,500)
Carrying value at the end of the period	$0	$952	$0	$1,151

Long-lived assets held and used with a carrying amount of $1.9 million were written down to their fair value of $1.0 million, resulting in an impairment charge of $0.9 million, which was included in earnings for fiscal 2009. There were no impairment charges in fiscal 2010.

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

On June 30, 2010, the Company entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. This facility replaced an existing $150 million secured revolving credit facility (the “Previous Credit Facility”) that expired July 5, 2010. Under the Credit Facility, the Company and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon the Company’s request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of the Company’s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under the Company’s previous credit arrangement, to provide for the Company’s ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at the Company’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Agreement), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Agreement) plus 1.0%, plus in each instance an applicable margin based upon the Company’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon the Company’s revolving credit availability. Swing loans bear interest under the base rate option. The Company’s right to obtain advances under the credit facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to the Company’s management and the operation of the Company’s business. These covenants, among other things, limit or restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem its stock and limit cash dividends up to the aggregate amount of 50% of the previous year’s net income, not to exceed $50.0 million. Additional covenants limit payments for capital expenditures to $75.0 million in any fiscal year, and if the Company has direct borrowings greater than $25.0 million, the credit facility also requires that the Company maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $46.7 million for capital expenditures in fiscal 2010. The Company was not required to calculate a fixed charge coverage ratio in fiscal 2010.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 29, 2011, the Company had no outstanding borrowings, had availability under the Credit Facility of $80.8 million and had outstanding letters of credit of $19.2 million. As of January 30, 2010 under its previous credit facility, the Company had no outstanding borrowings, had availability under the facility of $132.6 million and had outstanding letters of credit of $17.4 million. DSW is in compliance with the covenants under the Credit Facility.

Total interest expense was $1.0 million, $1.4 million and $0.8 million for fiscal 2010, 2009 and 2008, respectively, and included fees, such as commitment and line of credit fees, of $0.5 million in each respective period.

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

	Fiscal years ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Weighted average shares outstanding	44,016	44,093	43,998
Assumed exercise of dilutive stock options	622	134
Restricted stock units	280	290	220
Number of shares for computation of dilutive earnings per share	44,918	44,517	44,218

Options to purchase 0.9 million, 0.5 million and 2.1 million common shares were outstanding as of January 29, 2011, January 30, 2010 and January 31, 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive.

9.	OTHER BENEFIT PLANS

The Company participates in a 401(k) Plan. Eligible employees may contribute up to thirty percent of their compensation to the 401(k) Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the 401(k) Plan, the Company matches employee deferrals, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year but has not for the past three fiscal years. The Company incurred costs associated with the Plan of $1.9 million, $1.8 million and $1.9 million for fiscal 2010, 2009 and 2008, respectively.

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

On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC, and Crystal Value, LLC. On October 26, 2008, Value City filed for bankruptcy and discontinued operations. On December 21, 2010, Value City and Retail Ventures entered into a Settlement and Release Agreement, pursuant to which Retail Ventures and DSW collectively agreed to pay $3.6 million to Value City, of which DSW paid $0.8 million, and Value City agreed to file a dismissal of its claims against Retail Ventures and DSW in bankruptcy court and to fully release Retail Ventures and DSW from all claims and obligations. The settlement is included in other accrued expenses as of January 29, 2011.

See Note 14 for litigation related to DSW’s proposed merger with RVI.

11.	SEGMENT REPORTING

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the leased department segment. DSW stores and dsw.com have been aggregated and are presented as one reportable segment, the DSW segment, based on their similar economic characteristics, products, production processes, target customers and distribution methods. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of January 29, 2011 and January 30, 2010 is recorded in the DSW segment related to the DSW stores operating segment. The following tables present segment information for the Company’s two reportable segments:

	DSW	Leased departments	DSW Inc.
	(in thousands)
As of and for the fiscal year ended January 29, 2011
Net sales	$1,680,889	$141,487	$1,822,376
Gross profit	535,384	30,297	565,681
Capital expenditures	52,178	120	52,298
Total assets	925,250	83,647	1,008,897

As of and for the fiscal year ended January 30, 2010
Net sales	$1,455,044	$147,561	$1,602,605
Gross profit	439,347	28,145	467,492
Capital expenditures	21,701	84	21,785
Total assets	784,213	66,543	850,756

As of and for the fiscal year ended January 31, 2009
Net sales	$1,298,886	$164,058	$1,462,944
Gross profit	351,899	27,200	379,099
Capital expenditures	80,670	304	80,974

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the approximate percentage of DSW sales attributable to each merchandise category:

Category	Fiscal 2010	Fiscal 2009	Fiscal 2008
Women’s	66%	66%	66%
Men’s	15%	15%	15%
Athletic	13%	13%	14%
Accessories and Other	6%	6%	5%

12	. INCOME TAXES

Income Tax Provision- The following table presents the composition of the income tax provision for the periods presented:

	Fiscal years ended
	January 29, 2011	January 30, 2010	January 31, 2009
Current:	(in thousands)
Federal	$50,263	$41,923	$16,178
State and local	7,698	7,332	2,094
	57,961	49,255	18,272
Deferred:
Federal	10,369	(10,378)	174
State and local	1,325	(1,727)	(1,063)
	11,694	(12,105)	(889)
Income tax provision	$69,655	$37,150	$17,383

Rate Reconciliation- The following table presents a reconciliation of the expected income taxes based upon the statutory rate:

	Fiscal years ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Income tax expense at federal statutory rate	$62,048	$32,162	$15,500
State and local taxes-net	6,774	3,332	1,032
Other	833	1,656	851
Income tax provision	$69,655	$37,150	$17,383

Deferred Tax Assets and Liabilities- The following tables present the deferred tax assets and liabilities recorded on the Company’s balance sheet as of the periods presented:

	January 29, 2011	January 30, 2010
	(in thousands)
Current deferred tax asset	$30,535	$29,130
Non-current deferred asset		5,657
Total deferred tax asset	$30,535	$34,787

Non-current deferred tax liability	(18,828)
Total net deferred tax asset	$11,707	$34,787

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 29, 2011	January 30, 2010
	(in thousands)
Deferred tax assets:
Basis differences in inventory	$5,917	$5,314
Construction and tenant allowances	3,741	4,178
Accrued rent	12,068	12,529
Stock-based compensation – restricted stock and director stock units	2,345	2,406
Accrued expenses	6,362	5,209
Stock-based compensation – non-qualified stock options	4,405	4,443
Benefit from uncertain tax positions	2,129	9,015
Unredeemed gift cards	1,387	1,749
Auction rate securities impairment		1,370
Capital loss carryforward	785
Other	4,144	4,335
	43,283	50,548
Deferred tax liabilities:
Prepaid expenses	(2,726)	(4,030)
Basis differences in property and equipment	(27,687)	(10,095)
Other	(378)	(266)
	(30,791)	(14,391)

Less: valuation allowance	(785)	(1,370)

Total – net deferred tax asset	$11,707	$34,787

The valuation allowances relate to capital loss carryforward and unrealized loss on available-for-sale securities, as the Company believes that it is more likely than not that these benefits will not be realized.

Uncertain Tax Positions- As of January 29, 2011, January 30, 2010 and January 31, 2009, unrecognized tax benefits of $0.9 million, $0.8 million and $0.9 million, respectively, of the total unrecognized tax benefits of $2.9 million, $9.0 million and $1.3 million, respectively, would affect the Company’s effective tax rate if recognized. The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits as of the periods presented:

	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Beginning balance	$9,039	$1,277	$3,028
(Decreases) – tax positions taken in a prior period	(7,666)	(208)	(1,760)
Increases – tax positions taken in the current period	1,526	7,970	9
Ending balance	$2,899	$9,039	$1,277

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on DSW’s financial position, results of operations or cash flows.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of interest expense in its consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its consolidated statement of income. As of January 29, 2011 and January 30, 2010, $0.3 million and $1.9 million, respectively, was accrued for the payment of interest and penalties.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is no longer subject to U.S federal income tax examination for years prior to 2008. In general, the Company is no longer subject to state tax examination for fiscal years prior to 2007. The Company estimates the range of possible changes that may result from any current and future tax examinations to be insignificant at this time.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Thirteen weeks ended
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
	(in thousands, except per share data)
Net sales	$449,537	$415,120	$489,269	$468,450
Cost of sales	(302,172)	(289,402)	(330,049)	(335,072)
Operating expenses	(98,220)	(87,623)	(104,148)	(102,107)
Operating profit	49,145	38,095	55,072	31,271
Interest expense	(252)	(236)	(211)	(337)
Interest income	1,037	373	1,256	566
Interest income, net	785	137	1,045	229
Non-operating income			1,500
Earnings before income taxes	49,930	38,232	57,617	31,500
Income tax provision	(19,746)	(14,778)	(22,104)	(13,027)
Net income	$30,184	$23,454	35,513	$18,473

Earnings per share:(1)
Basic	$0.69	$0.53	$0.81	$0.42
Diluted	$0.67	$0.52	$0.79	$0.41

	Thirteen weeks ended
	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
	(in thousands, except per share data)
Net sales	$385,846	$369,490	$444,621	$402,648
Cost of sales	(280,865)	(271,702)	(297,462)	(285,084)
Operating expenses	(92,878)	(86,427)	(102,438)	(92,294)
Operating profit	12,103	11,361	44,721	25,270
Interest expense	(183)	(188)	(176)	(867)
Interest income	437	766	621	393
Interest income (expense), net	254	578	445	(474)
Non-operating (expense) income, net	(395)	528	(754)	(1,746)
Earnings before income taxes	11,962	12,467	44,412	23,050
Income tax provision	(4,817)	(4,900)	(17,781)	(9,652)
Net income	$7,145	$7,567	$26,631	$13,398

Earnings per share:(1)
Basic	$0.16	$0.17	$0.60	$0.30
Diluted	$0.16	$0.17	$0.60	$0.30

(1)	The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SUBSEQUENT EVENTS

Proposed merger of DSW and RVI- On February 8, 2011, DSW, DSW MS LLC, a wholly owned subsidiary of DSW (“DSW Merger LLC”) and Retail Ventures entered into an Agreement and Plan of Merger, pursuant to which Retail Ventures will merge with and into DSW Merger LLC, with DSW Merger LLC continuing after the merger as the surviving entity and a wholly owned subsidiary of DSW (the “merger”). Retail Ventures’ board of directors and the independent members of DSW’s board of directors have approved the merger agreement based on the recommendation of a special committee of each board of directors and have recommended that the shareholders of Retail Ventures and DSW, respectively, adopt the merger agreement and the merger.

Upon the closing of the merger, each outstanding Retail Ventures common share will be converted into the right to receive 0.435 DSW Class A Common Shares, unless the holder properly and timely elects to receive a like amount of DSW Class B Common Shares in lieu of DSW Class A Common Shares. All compensatory awards based on or comprised of Retail Ventures common shares, such as stock options, stock appreciation rights and restricted stock, will be converted into and become, respectively, awards based on or comprised of DSW Class A Common Shares, in each case on terms substantially identical to those in effect immediately prior to the effective time of the Merger, in accordance with the 0.435 exchange ratio.

It is expected that the merger will qualify as a tax-free reorganization for U.S. federal income tax purposes, so that, in general, none of DSW, Retail Ventures, DSW Merger LLC or any of the Retail Ventures shareholders will recognize any gain or loss in the transaction, except that Retail Ventures shareholders will generally recognize gain or loss with respect to cash received in lieu of fractional shares of DSW Class A or Class B Common Shares.

The merger agreement provides that DSW Merger LLC will assume, as of the effective time of the merger, by supplemental indenture and supplemental agreement, all of Retail Ventures’ obligations with respect to certain 6.625% mandatorily exchangeable notes due September 15, 2011, known as Premium Income Exchangeable Securities or PIES, and will assume by operation of law warrants issued by Retail Ventures to purchase DSW Class A Common Shares outstanding immediately prior to the effective time of the merger. DSW and RVI expect to complete the merger in the second quarter of fiscal 2011.

Upon the closing of the merger, one of Retail Ventures' current board members will be appointed to DSW’s board of directors.

The parties have made customary representations and warranties and agreed to customary covenants in the merger agreement. The transaction is not subject to any financing condition. The completion of the Merger is conditioned upon, among other things:

•
adoption of the merger agreement and the merger by (i) the holders of a majority of the outstanding DSW Class A Common Shares and Class B Common Shares, voting together as a class, (ii) the holders of a majority of the unaffiliated DSW Class A Common Shares (i.e., those holders other than Retail Ventures, SSC, which controls a majority of the voting power of Retail Ventures, and their respective affiliates), voting together as a class, and (iii) the holders of a majority of outstanding Retail Ventures common shares;

•
adoption of amended and restated articles of incorporation of DSW, which will amend the current articles of incorporation to allow holders of Class B Common Shares to convert such shares into Class A Common Shares, among other amendments, by (i) the holders of a majority of the DSW Class A Common Shares and DSW Class B Common Shares, voting together as a class, and (ii) the holders of a majority of the DSW Class A Common Shares, voting as a separate class; and

•
approval of the issuance of DSW Class A Common Shares and Class B Common Shares to Retail Ventures shareholders by the holders of a majority of the DSW Class A Common Shares and DSW Class B Common Shares, voting together as a class.

In addition, DSW and Retail Ventures have agreed not to initiate, solicit, encourage, or knowingly facilitate the making of any proposal or offer with respect to certain specified acquisition proposals. The merger agreement may be terminated by DSW and Retail Ventures under certain circumstances, including by DSW or Retail Ventures if, among other requirements, the terminating party has received certain specified superior proposals, has not violated its obligations under the merger agreement with respect to any superior proposal, and pays an amount equal to the reasonably documented transaction expenses of the other party, not to exceed $10 million.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pending transaction between DSW and Retail Ventures will be accounted for as a reverse merger with Retail Ventures as the accounting acquirer and DSW as the accounting acquiree (which is the surviving entity for legal purposes). As this is a common control transaction under Accounting Standard Codification (“ASC”) 805, Business Combinations, the transaction will be accounted for as an equity transaction in accordance with ASC 810, Consolidation as the acquisition of a noncontrolling interest and will not require purchase accounting. Legally, Retail Ventures will merge into a subsidiary of DSW. For financial reporting purposes, the transaction will be accounted for as if Retail Ventures acquired the outstanding noncontrolling interest in DSW. Furthermore, because Retail Ventures will be treated as the continuing reporting entity for accounting purposes, the reports filed by DSW, as the surviving corporation in the transaction, after the date of the transaction will be prepared as if Retail Ventures were the legal successor to its reporting obligation as of the date of the transaction. Accordingly, prior period financial information presented in the DSW consolidated financial statements will generally reflect the historical activity of Retail Ventures.

Litigation relating to the proposed merger of DSW and RVI- Purported shareholders of Retail Ventures have filed two putative shareholder class action lawsuits in an Ohio state court against Retail Ventures and its directors and in one case, its chief executive officer (referred to, collectively, as the Retail Ventures defendants), and DSW and that in one case, DSW Merger LLC (referred to, collectively, as the DSW defendants). The lawsuit alleges, among other things, that Retail Ventures and its directors breached their fiduciary duties by approving the merger agreement and in one case, Retail Ventures’ chief executive officer and DSW, and in the other that Retail Ventures and DSW aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, to enjoin the shareholder vote on the merger, as well as monetary damages. The Retail Ventures defendants and the DSW defendants intend to defend vigorously against these claims.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated February 8, 2011, among DSW Inc., DSW MS LLC, and Retail Ventures, Inc. Incorporated by reference to Exhibit 2.1 to DSW's Form 8-K/A (file no. 1-32545) filed February 25, 2011.

3.1	Amended Articles of Incorporation of the registrant. Incorporated by reference to the same exhibit to Form 10-K (file no. 1-32545) filed April 13, 2006.
3.2	Amended and Restated Code of Regulations of the registrant. Incorporated by reference to the same exhibit to Form 10-K (file no. 1-32545) filed April 13, 2006.
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

10.6	Employment Agreement, dated June 26, 2005, between Derek Ungless and DSW Inc. Incorporated by reference to the same exhibit to Form 10-K (file no. 1-32545) filed April 13, 2006.#
10.6.1	First Amendment to Employment Agreement, dated December 31, 2007, between Derek Ungless and DSW Inc. Incorporated by reference to Exhibit 10.6.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.#
10.7	Summary of Director Compensation. Incorporated by reference to Exhibit 10.2 to DSW’s Form 10-Q (file no. 1-32545) filed December 13, 2007.#
10.7.1	Summary of Director Compensation. Incorporated by reference to Exhibit 10.2 to DSW’s Form 10-Q (file no. 1-32545) filed September 1, 2010.#
10.11
$100,000,000 Revolving Credit Facility Credit Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and PNC Bank, National Association., as Administrative Agent, PNC Capital Markets LLC, as Sole Book Runner and Sole Lead Arranger, Bank of America, N.A, as Syndication Agent and Documentation Agent, and Fifth Third Bank and Wells Fargo Retail Finance, LLC as Managing Agents. *

10.15
Lease, dated March 22, 2000, by and between East Fifth Avenue, LLC, an affiliate of Schottenstein Stores Corporation, as landlord, and Shonac, as tenant, re: warehouse facility and corporate headquarters. Incorporated by reference to Exhibit 10.60 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 28, 2000.

10.23	DSW Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 to Form 10-Q (file no. 1-32545) filed June 4, 2009.#

10.23.1	Form of Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.23.1 to Form 10-Q (file no. 1-32545) filed June 4, 2009.#
10.23.2	Form of Stock Units for automatic grants to non-employee directors. Incorporated by reference to Exhibit 10.23.2 to Form 10-Q (file no. 1-32545) filed June 4, 2009.#
10.23.3	Form of Stock Units for conversion of non-employee directors’ cash retainer.**#
10.23.4	Form of Non-Employee Directors’ Cash Retainer Deferral Election Form.**#
10.23.5	Form of Nonqualified Stock Option Award Agreement for Consultants.**#
10.23.6	Form of Nonqualified Stock Option Award Agreement for Employees. Incorporated by reference to Exhibit 10.23.6 to Form 10-Q (file no. 1-32545) filed June 4, 2009.#
10.24	DSW Inc. 2005 Cash Incentive Compensation Plan. Incorporated by reference to Appendix B to Form DEF 14A (file no. 1-32545) filed April 8, 2009.#
10.25	Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW. Incorporated by reference to Exhibit 10.1 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.
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

10.30.2
Lease Amendment, dated February 1, 2010 between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. re: Denton, TX DSW store. Incorporated by reference to the same exhibit to Form 10-K (file no. 1-32545) filed March 24, 2010.

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

10.41.1
Assignment and Assumption Agreement, dated March 18, 2005, between KSK Scottsdale Mall, L.P., an affiliate of Schottenstein Stores Corporation and DSW Shoe Warehouse, Inc., re: South Bend, IN DSW store. Incorporated by reference to the same exhibit to Form 10-K (file no. 1-32545) filed March 24, 2010.

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
10.45
Agreement of Lease, dated April 7, 2006, by and between JLP-Harvard Park, LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Chagrin Highlands, Warrendale, Ohio DSW store. Incorporated by reference to the same exhibit to Form 10-K (file no. 1-32545) filed April 13, 2006.

10.46
Agreement of Lease, dated June 30, 2006, between JLPK – Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.47
Agreement of Lease, dated November 27, 2006, between JLP – Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

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

10.56.2	Lease Amendment to Agreement of Lease, dated November 30, 2010, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center.*
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

10.64
Lease, dated August 26, 2010, by and between JLP Nashua NH LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Nashua, NH store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 1, 2010.

10.65	Lease, dated June 27, 2006, by and between Kimschott Factoria Mall LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Bellevue, WA.*
10.66	Employment Agreement, dated December 11, 2007, between Carrie S. McDermott and DSW Inc. #*
21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Powers of Attorney.*
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.*
32.1	Section 1350 Certification - Principal Executive Officer.*
32.2	Section 1350 Certification - Principal Financial Officer.*
____________
*	Filed herewith.
**
Previously filed as the same Exhibit Number to DSW’s Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005, and incorporated herein by reference.

#	Management contract or compensatory plan or arrangement.