Form 10-Q
period 2011-04-30
DSW Inc.
filed 2011-05-25
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

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

The number of outstanding Class A Common Shares, without par value, as of May 20, 2011 was 17,118,905 and Class B Common Shares, without par value, as of May 20, 2011 was 27,382,667.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	April 30, 2011	January 29, 2011
ASSETS
Cash and equivalents	$49,883	$93,617
Short-term investments	287,947	241,557
Accounts receivable, net	12,340	12,433
Accounts receivable from related parties	32	81
Inventories	334,495	309,013
Prepaid expenses and other current assets	25,221	29,945
Deferred income taxes	31,827	30,535
Total current assets	741,745	717,181

Long-term investments	54,913	49,987
Property and equipment, net	217,216	210,391
Goodwill	25,899	25,899
Other assets	4,797	5,439
Total assets	$1,044,570	$1,008,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$140,844	$148,648
Accounts payable to related parties	1,365	1,074
Accrued expenses:
Compensation	10,747	25,017
Taxes	16,456	15,438
Gift cards and merchandise credits	20,766	22,571
Other	46,568	40,968
Total current liabilities	$236,746	$253,716

Deferred income taxes	26,493	18,828
Other non-current liabilities	94,432	95,589

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 17,087,881 and 16,804,965 issued and outstanding, respectively	322,115	314,382
Class B Common Shares, no par value; 100,000,000 authorized; 27,382,667 and 27,382,667 issued and outstanding, respectively
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings	364,784	326,382
Total shareholders’ equity	686,899	640,764
Total liabilities and shareholders’ equity	$1,044,570	$1,008,897

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	April 30, 2011	May 1, 2010
Net sales	$503,588	$449,537
Cost of sales	(331,438)	(302,172)
Operating expenses	(108,820)	(98,220)
Operating profit	63,330	49,145

Interest expense	(209)	(252)
Interest income	641	1,037
Interest income, net	432	785
Earnings before income taxes	63,762	49,930
Income tax provision	(25,360)	(19,746)
Net income	$38,402	$30,184

Basic and diluted earnings per share:
Basic	$0.87	$0.69
Diluted	$0.85	$0.67

Shares used in per share calculations:
Basic	44,289	43,908
Diluted	45,313	44,774

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Retained Earnings	Total
Balance, January 30, 2010	16,509	27,383	$306,123	$0	$218,758	$524,881

Net income					30,184	30,184
Stock units granted			15			15
Exercise of stock options, net of settlement of taxes	18		265			265
Vesting of restricted stock units, net of settlement of taxes	22		(281)			(281)
Stock based compensation expense, before related tax effects			1,401			1,401

Balance, May 1, 2010	16,549	27,383	$307,523	$0	$248,942	$556,465

Balance, January 29, 2011	16,805	27,383	$314,382	$0	$326,382	$640,764

Net income					38,402	38,402
Stock units granted			14			14
Exercise of stock options, net of settlement of taxes	265		4,249			4,249
Vesting of restricted stock units, net of settlement of taxes	18		(394)			(394)
Excess tax benefit related to stock option exercises			2,024			2,024
Stock based compensation expense, before related tax effects			1,840			1,840

Balance, April 30, 2011	17,088	27,383	$322,115	$0	$364,784	$686,899

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 30, 2011	May 1, 2010
Cash flows from operating activities:
Net income	$38,402	$30,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,484	11,756
Amortization of debt issuance costs	57	29
Stock based compensation expense	1,840	1,401
Deferred income taxes	5,502	(2,838)
Loss on disposal of long-lived assets	225	40
Grants of stock units	14	15
Other	149	(1,121)
Change in working capital, assets and liabilities:
Accounts receivable, net	(613)	(1,066)
Inventories	(25,482)	(24,373)
Prepaid expenses and other current assets	4,724	(302)
Accounts payable	(9,039)	9,683
Proceeds from construction and tenant allowances	2,213	900
Accrued expenses	(10,936)	(3,355)
Net cash provided by operating activities	$19,540	$20,953

Cash flows from investing activities:
Cash paid for property and equipment	(16,795)	(7,530)
Purchases of available-for-sale investments	(86,842)	(14,242)
Purchases of held-to-maturity investments	(50,810)	(21,864)
Maturities and sales of available-for-sale investments	39,606	35,412
Maturities and sales of held-to-maturity investments	45,389	3,650
Activity related to equity investment – related party	(95)	199
Net cash used in investing activities	$(69,547)	$(4,375)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,249	265
Excess tax benefits – related to stock option exercises	2,024
Net cash provided by financing activities	$6,273	$265

Net (decrease) increase in cash and equivalents	(43,734)	16,843
Cash and equivalents, beginning of period	93,617	125,020
Cash and equivalents, end of period	$49,883	$141,863

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,623	$17,630

Non-cash investing and operating activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	10,132	3,628
Amortization of investment discounts and premiums	1,436	408

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2011 (the “2010 Annual Report”).

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

Business Operations- DSW Inc. (“DSW”) and its wholly-owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. As of April 30, 2011, Retail Ventures, Inc. (“RVI” or “Retail Ventures”) owned approximately 61.6% of DSW’s outstanding Common Shares, including director stock units, representing approximately 92.8% of the combined voting power of DSW’s outstanding Common Shares.

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the leased business division. DSW stores and dsw.com offer a wide assortment of better-branded dress, casual and athletic footwear for men and women, as well as handbags and accessories. As of April 30, 2011, DSW operated a total of 318 stores located in 39 states. During the three months ended April 30, 2011, DSW opened 7 new DSW stores.

DSW also operates leased departments for four retailers in its leased business division. As of April 30, 2011, DSW supplied merchandise to 261 Stein Mart stores, 70 Gordmans stores, 20 Filene’s Basement stores and one Frugal Fannie’s store. During the three months ended April 30, 2011, DSW added 4 new leased departments and ceased operations in 4 leased departments. DSW owns the merchandise and the fixtures (except for Filene’s Basement, where DSW only owns the merchandise), records sales of merchandise, net of returns through period end and sales tax, and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent.

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of both April 30, 2011 and January 29, 2011, the Company’s allowances for doubtful accounts were $0.4 million.

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

Tradenames and Other Intangible Assets, Net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases at the time of RVI’s acquisition of the Company. As of both April 30, 2011 and January 29, 2011, the gross balance of tradenames was $13.0 million and the average useful lives of tradenames are 14 years. Accumulated amortization for tradenames was $11.1 million and $10.9 million as of April 30, 2011 and January 29, 2011, respectively. Amortization expense for the three months ended April 30, 2011 was $0.2 million, and $0.7 million will be amortized during the remainder of fiscal 2011. Amortization expense associated with the net carrying amount of intangible assets as of April 30, 2011 is $0.9 million in fiscal 2012, $0.3 million in fiscal 2013 and less than $0.1 million in fiscal 2014 and fiscal 2015.

Customer Loyalty Program- The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW makes assumptions related to redemption rates based on historical experience. The accrued liability included in other accrued expenses as of April 30, 2011 and January 29, 2011 was $12.9 million and $12.4 million, respectively.

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the non-cancellable terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in other non-current liabilities was $32.8 million and $32.2 million as of April 30, 2011 and January 29, 2011, respectively.

Construction and Tenant Allowances- The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the non-cancellable terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in other non-current liabilities and were $59.5 million and $60.4 million as of April 30, 2011 and January 29, 2011, respectively.

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

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as other operating income from gift card breakage during both of the three months ended April 30, 2011 and May 1, 2010.

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

Operating Expenses- Operating expenses include expenses related to store management and store payroll costs, advertising, leased business operations, store depreciation and amortization, new store advertising and other new store costs (which are expensed as incurred) and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, customer service center expenses, allocable costs to and from Retail Ventures, payroll and benefits for associates and payroll taxes.

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

Comprehensive Income- For the three months ended April 30, 2011 and May 1, 2010, comprehensive income was equal to net income.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updates to existing guidance related to fair value measurements. As a result of these updates, entities will be required to provide enhanced disclosures about transfers into and out of level 1 and level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed level 3 disclosures, the new standard was effective for the Company for the first quarter of fiscal 2010 and the Company adopted the remaining provisions of the standard in the first quarter of fiscal 2011. The adoption did not have a material impact to the Company’s consolidated financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The Company does expect the adoption of this update to materially affect its consolidated financial statements.

2.	RELATED PARTY TRANSACTIONS

RVI- Accounts payable to RVI of $0.2 million and less than $0.1 million as of April 30, 2011 and January 29, 2011, respectively, were primarily related to shared services and other intercompany transactions.

Schottenstein Stores Corporation (“SSC”)- SSC and its affiliates are the majority shareholders of RVI. The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC. Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned by or affiliated with SSC or intercompany transactions with SSC and normally settle in the form of cash in 30 to 60 days. These related party balances as of April 30, 2011 and January 29, 2011, were related party receivables of less than $0.1 million and $0.1 million, respectively, and as of April 30, 2011 and January 29, 2011 were related party payables of $1.1 million and $1.0 million, respectively.

DSW has interest in an equity investment and the majority interest is held by an affiliate of SSC. DSW made a capital contribution of $0.1 million in the first quarter of fiscal 2011.

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

Stock Options- The following table summarizes the Company’s stock option activity (in thousands):

Three months ended
April 30, 2011
Outstanding, beginning of period	2,657
Granted	337
Exercised	(282)
Forfeited	(55)
Outstanding, end of period	2,657
Exercisable, end of period	1,183

DSW expensed $1.5 million and $1.1 million, respectively, for the three months ended April 30, 2011 and May 1, 2010 related to stock options. The weighted-average grant date fair value of each option granted in the three months ended April 30, 2011 and May 1, 2010 was $20.38 and $13.40 per share, respectively. As of April 30, 2011, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $14.0 million with a weighted average expense recognition period remaining of 3.8 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Three months ended
Assumptions:	April 30, 2011	May 1, 2010
Risk-free interest rate	2.4%	2.5%
Expected volatility of DSW common stock	55.2%	56.9%
Expected option term	5.9 years	4.9 years
Expected dividend yield	0.0%	0.0%

Restricted Stock Units- The following table summarizes the Company’s restricted stock unit activity (in thousands):

Three months ended
April 30, 2011
Outstanding, beginning of period	276
Granted	48
Vested	(27)
Forfeited	(6)
Outstanding, end of period	291

DSW expensed $0.3 million for both of the three months ended April 30, 2011 and May 1, 2010 related to restricted stock units. The weighted-average grant date fair value of each restricted stock unit granted in the three months ended April 30, 2011 and May 1, 2010 was $37.58 and $26.56 per share, respectively. As of April 30, 2011, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.7 million with a weighted average expense recognition period remaining of 3.0 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW or RVI. During the three months ended April 30, 2011 and May 1, 2010, DSW granted 303 and 486 director stock units, respectively, and expensed less than $0.1 million in each respective three month period for these grants. As of April 30, 2011, 161,570 director stock units had been issued and no director stock units had been settled.

4.	INVESTMENTS

The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. The majority of the Company’s short-term available-for-sale investments generally have renewal dates of every 7 days, but longer stated maturities. Despite the long-term nature of the stated contractual maturities of these short-term investments, the Company has the ability to liquidate these securities shortly after the renewal dates. For short-term held-to-maturity investments, amortized cost approximates fair value. In addition to short-term investments, the Company has invested in certain longer term bonds to receive higher returns. These long-term investments have maturities greater than one year but shorter than two years and are classified as held-to-maturity. As of April 30, 2011, DSW’s long-term held-to-maturity investments have gross unrealized losses of less than $0.1 million and immaterial gross unrealized gains.

The following table discloses the major categories of the Company’s investments as of the periods presented:

	Short-term investments		Long-term investments
	April 30, 2011	January 29, 2011	April 30, 2011	January 29, 2011
Available-for-sale:	(in thousands)
Bonds	$145,233	$93,996
Commercial paper		4,000
Total available-for-sale investments	145,233	97,996

Held-to-maturity:
Term notes	142,714	143,561
Bonds			$53,866	$49,035

Equity investment – related party			1,047	952
Total investments	$287,947	$241,557	$54,913	$49,987

5.	FAIR VALUE MEASUREMENTS

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

•	Level 3 inputs are unobservable inputs.

Financial assets and liabilities measured at fair value on a recurring basis as of the periods presented consisted of the following:

	As of April 30, 2011				As of January 29, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and equivalents	$49,883	$49,883			$93,617	$93,617
Short-term investments	287,947		$287,947		241,557		$241,557
Long-term investments	54,866		53,819	$1,047	49,867		48,915	$952
	$392,696	$49,883	$341,766	$1,047	$385,041	$93,617	$290,472	$952

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

The following table presents the activity related to level 3 fair value measurements for the periods presented:

	Long-term investments
	April 30, 2011	May 1, 2010
	(in thousands)
Carrying value at the beginning of the period	$952	$1,151
Activity related to the equity investment – related party	95	(199)
Carrying value at the end of the period	$1,047	$952

The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The Company reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will be included in cost of sales. There were no non-financial assets measured on a nonrecurring basis during the three months ended April 30, 2011 or May 1, 2010.

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

	Three months ended
	April 30, 2011	May 1, 2010
	(in thousands)
Weighted average shares outstanding	44,289	43,908
Assumed exercise of dilutive stock options	741	586
Assumed exercise of dilutive restricted stock units	283	280
Number of shares for computation of diluted earnings per share	45,313	44,774

Options to purchase 0.6 million and 1.0 million common shares, respectively, were outstanding for the three months ended April 30, 2011 and May 1, 2010, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, the effect would be anti-dilutive.

7.	DSW $100 MILLION CREDIT FACILITY

On June 30, 2010, the Company entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under the Credit Facility, the Company and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon the Company’s request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of the Company’s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under the Company’s previous credit arrangement, to provide for the Company’s ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at the Company’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon the Company’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon the Company’s revolving credit availability. Swing loans bear interest under the base rate option. The Company’s right to obtain advances under the Credit Facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to the Company’s management and the operation of the Company’s business. These covenants, among other things, limit or restrict the Company’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem its stock and limit cash dividends up to the aggregate amount of 50% of the previous year’s net income, not to exceed $50 million on an annual basis. Additional covenants limit payments for capital expenditures to $75 million in any fiscal year, and if the Company has direct borrowings greater than $25 million, the Credit Facility also requires that the Company maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $16.8 million for capital expenditures in the first quarter of fiscal 2011. The Company was not required to calculate a fixed charge coverage ratio in the first quarter of fiscal 2011.

As of April 30, 2011, the Company had no outstanding borrowings, had availability under the facility of $88.8 million and had outstanding letters of credit of $11.2 million. As of January 29, 2011, the Company had no outstanding borrowings, had availability under the facility of $80.8 million and had outstanding letters of credit of $19.2 million. DSW is in compliance with the covenants under the Credit Facility.

8.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was 39.8% and 39.5%, respectively, for the three months ended April 30, 2011 and May 1, 2010.

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

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the leased business division. DSW stores and dsw.com have been aggregated and are presented as one reportable segment, the DSW segment, based on their similar economic characteristics, products, production processes, target customers and distribution methods. The Company has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of April 30, 2011 and January 29, 2011 is recorded in the DSW segment related to the DSW stores operating segment. The following tables present segment information for the Company’s two reportable segments:

	DSW	Leased Business	Total
	(in thousands)
Three months ended April 30, 2011:
Net sales	$462,362	$41,226	$503,588
Gross profit	162,622	9,528	172,150
Capital expenditures	19,295	121	19,416

Three months ended May 1, 2010:
Net sales	$411,626	$37,911	$449,537
Gross profit	138,325	9,040	147,365
Capital expenditures	9,132	57	9,189

As of April 30, 2011:
Total assets	$954,977	$89,593	$1,044,570

As of January 29, 2011:
Total assets	$925,250	$83,647	$1,008,897

10.	LEGAL PROCEEDINGS

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

In the first quarter of fiscal 2011, purported shareholders of Retail Ventures have filed two putative shareholder class action lawsuits in an Ohio state court captioned as follows: Steamfitters local #449 Retirement Security Fund v. Schottenstein, et. al (“Steamfitters”), and Farkas v. Retail Ventures, Inc. (“Farkas”). The Steamfitters action is brought against Retail Ventures and its directors and chief executive officer and DSW. The Farkas action is brought against Retail Ventures and its directors, and DSW and DSW MS LLC, the entity that Retail Ventures will merge into (“Merger Sub”). The Steamfitters action alleges, among other things, that Retail Ventures and its directors breached their fiduciary duties by approving the merger agreement, and that Retail Ventures’ chief executive officer and DSW aided and abetted in these alleged breaches of fiduciary duty. The Farkas action alleges, among other things, that the Retail Ventures’ board of directors breached its fiduciary duties by approving the merger agreement and failing to disclose certain alleged material information, and that Retail Ventures and DSW aided and abetted these alleged breaches of fiduciary duty. Both complaints seek, among other things, to enjoin the shareholder vote on the merger, as well as money damages. In order to avoid the costs associated with the litigation, the parties have agreed to the terms of a disclosure-based settlement of the lawsuits set forth in an executed memorandum of understanding that has been filed with the court. The memorandum of understanding provides for, among other things, additional public disclosure with respect to the merger. Based upon the memorandum of understanding, the proposed disclosure was included in the joint proxy statement/prospectus sent to the shareholders of RVI and DSW. The memorandum of understanding is subject to definitive settlement documents and final court approval. If the parties are unable to obtain final court approval of the settlement, then the litigation may proceed, and the outcome of any such litigation is inherently uncertain.

11.	SUBSEQUENT EVENTS

On May 19, 2011, DSW shareholders approved the proposal presented to them at a special meeting of DSW shareholders to adopt the merger agreement regarding its previously announced merger with Retail Ventures and to approve the merger. The merger is expected to close on May 26, 2011. Pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), by and among Retail Ventures, DSW, and Merger Sub, dated February 8, 2011, Retail Ventures will merge with and into Merger Sub, with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the merger, each outstanding Retail Ventures common share will be converted into the right to receive 0.435 DSW Class A Common Shares, unless the holder properly and timely elected to receive a like amount of DSW Class B Common Shares in lieu of DSW Class A Common Shares. Retail Ventures common shares, without par value, which trade under the symbol “RVI,” are expected to be delisted from the New York Stock Exchange after the effective date of the merger.

The pending transaction between DSW and Retail Ventures will be accounted for as a reverse merger with Retail Ventures as the accounting acquirer and DSW as the accounting acquiree (which is the surviving entity for legal purposes). As this is a common control transaction under Accounting Standard Codification (“ASC”) 805, Business Combinations, the transaction will be accounted for as an equity transaction in accordance with ASC 810, Consolidation as the acquisition of a noncontrolling interest and will not require purchase accounting. Legally, Retail Ventures will merge into a subsidiary of DSW. For financial reporting purposes, the transaction will be accounted for as if Retail Ventures acquired the outstanding noncontrolling interest in DSW. Furthermore, because Retail Ventures will be treated as the continuing reporting entity for accounting purposes, the reports filed by DSW, as the surviving corporation in the transaction, after the date of the transaction will be prepared as if Retail Ventures were the legal successor to its reporting obligation as of the date of the transaction. Accordingly, after completion of the transaction, prior period financial information presented in the DSW consolidated financial statements will generally reflect the historical activity of Retail Ventures.

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

All references to “Retail Ventures” or “RVI” in this Quarterly Report on Form 10-Q mean Retail Ventures, Inc. and its subsidiaries, except where it is made clear that the term only means the parent company. Prior to the consummation of the merger approved by shareholders on May 19, 2011, DSW was a controlled subsidiary of Retail Ventures. Retail Ventures common shares, without par value, which trade under the symbol “RVI,” are expected to be delisted from the New York Stock Exchange after the effective date of the merger.

Company Overview

DSW is a leading U.S. branded footwear specialty retailer operating 318 shoe stores in 39 states and dsw.com as of April 30, 2011. We offer a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and dsw.com. In addition, we operate 352 leased departments for four other retailers as of April 30, 2011. Our typical DSW customers are brand, value, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 25,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in our Form 10-K filed on March 22, 2011, some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;
•	continuation of supply agreements and the financial condition of our leased business partners;
•	disruption of our distribution and fulfillment operations;
•	failure to retain our key executives or attract qualified new personnel;
•	our competitiveness with respect to style, price, brand availability and customer service;
•	our reliance on our “DSW Rewards” program to drive traffic, sales and loyalty;
•	maintaining good relationships with our vendors;
•	our ability to anticipate and respond to fashion trends;
•	fluctuation of our comparable sales and quarterly financial performance;
•	uncertain general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;
•	risks related to our cash and investments;
•	risks related to RVI’s lease of an office facility;
•	the anticipated benefits of the pending merger with RVI taking longer to realize or not being achieved in their entirety; and

•	the pending merger with RVI being more expensive to complete than anticipated, including any unexpected factors or events.

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

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 29, 2011 contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2011 (the “2010 Annual Report”). We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. There have been no significant changes to our critical accounting policies since the 2010 Annual Report.

Results of Operations

Overview

During the first quarter of fiscal 2011, we generated a 10.8% increase in comparable sales and a 12.0% increase in total sales. The increase in comparable sales was a result of an increase in transactions driven by more customers visiting our stores and dsw.com, and a higher percentage of those customers both making a purchase and purchasing more items. All merchandise categories reported strong performance, with no single category driving the overall sales increase.

In the first quarter of fiscal 2011, DSW Inc. merchandise margin rate improved over the prior year driven by a reduction in markdown activity in our DSW segment. The reduction in markdown activity was the result of the composition and mix of inventory position being aligned to sales expectations and results. Our first quarter merchandise margin rate represented the highest first quarter merchandise margin rate since DSW became a public company. Although we are anticipating cost increases from our product sources in China in the second half of fiscal 2011, we expect that our supply chain and merchandising initiatives may mitigate some of these cost increases.

We experienced leverage in our operating expenses which increased 10.8% in comparison to the 12.0% increase in sales. As a result of sales growth, improved merchandise margins and expense management, operating profit for the first quarter of fiscal 2011 as a percentage of net sales improved 170 basis points over the prior year to 12.6%.

We have continued making investments in our business that are critical to long-term growth. During the first quarter of fiscal 2011, we invested $19.4 million in capital expenditures compared to $9.2 million during the first quarter of fiscal 2010. Our capital expenditures were primarily related to opening new stores, remodeling existing stores and improving our information technology infrastructure. As of April 30, 2011, our cash and short-term investments balance was $337.8 million. We had $54.9 million in long-term investments and had no long-term debt.

As of April 30, 2011, we operated 318 DSW stores, dsw.com and leased departments in 261 Stein Mart stores, 70 Gordmans stores, 20 Filene’s Basement stores and one Frugal Fannie’s store. DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the leased business division.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of income:

	Three months ended
	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Cost of sales	(65.8)	(67.2)
Gross profit	34.2	32.8
Operating expenses	(21.6)	(21.9)
Operating profit	12.6	10.9
Interest income, net	0.1	0.2
Earnings before income taxes	12.7	11.1
Income tax provision	(5.1)	(4.4)
Net income	7.6%	6.7%

THREE MONTHS ENDED APRIL 30, 2011 COMPARED TO THREE MONTHS ENDED MAY 1, 2010

Net Sales. Net sales for the first quarter of fiscal 2011 increased 12.0% from the first quarter of fiscal 2010. The following table summarizes the increase in our net sales:

Three months ended April 30, 2011
(in millions)
Net sales for the three months ended May 1, 2010	$449.5
Increase in comparable sales	47.8
Net increase from non-comparable and closed store sales	6.3
Net sales for the three months ended April 30, 2011	$503.6

The following table summarizes our net sales by reportable segment:

	Three months ended
	April 30, 2011	May 1, 2010
	(in millions)
DSW	$462.4	$411.6
Leased business division	41.2	37.9
Total DSW Inc.	$503.6	$449.5

The following table summarizes our comparable sales change by reportable segment and in total:

Three months ended
April 30, 2011
DSW	10.9%
Leased business division	9.2%
DSW Inc.	10.8%

The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com, and a higher percentage of those customers both making a purchase and purchasing more items. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 10.7%, men's by 17.3%, athletic by 1.8% and accessories by 20.2%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 32.8% in the first quarter of fiscal 2010 to 34.2% in the first quarter of fiscal 2011. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	April 30, 2011	May 1, 2010
DSW	35.2%	33.6%
Leased business division	23.1%	23.8%
DSW Inc.	34.2%	32.8%

DSW segment merchandise margin, gross profit excluding occupancy and warehousing expenses, a non-GAAP measure, increased as a percentage of net sales to 47.2% for the first quarter of fiscal 2011 from 46.3% for the comparable period last year due to a reduction in markdown activity. The reduction in markdown activity was the result of the composition and mix of inventory position being aligned to sales expectations and results. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 10.3% for the first quarter of fiscal 2011 from 11.2% for the comparable period last year primarily as a result of increased average store sales. Warehousing expense of 1.7% increased 20 basis points from the comparable period last year primarily as a result of supporting our size optimization initiative and dsw.com sales growth.

Gross profit for the leased business division decreased as a percentage of net sales for the first quarter of fiscal 2011 due to an increase in clearance markdown activity, which drove sales.

Operating Expenses. Operating expenses as a percentage of net sales were 21.6% and 21.9% for the three months ended April 30, 2011 and May 1, 2010, respectively. We increased our marketing expenses to drive sales and have continued investing in our infrastructure resulting in additional depreciation expense. Our first quarter of fiscal 2011 operating expenses include $1.4 million of transaction costs related to the pending merger with RVI. Even with those increases, operating expenses for the quarter leveraged as a result of the sales increase compared to the first quarter of fiscal 2010.

Interest Income, Net. Interest income, net of interest expense, was 0.1% and 0.2%, respectively, as a percentage of net sales for the first quarters of fiscal 2011 and 2010.

Income Taxes. Our effective tax rate for the first quarter of fiscal 2011 was 39.8%, compared to 39.5% for the first quarter of fiscal 2010.

Net Income. For the first quarter of fiscal 2011, net income increased 27.2% compared to the first quarter of fiscal 2010 and represented 7.6% and 6.7% of net sales for the first quarters of fiscal 2011 and 2010, respectively.

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

Liquidity and Capital Resources

Our primary ongoing cash flow requirements are for inventory purchases, capital expenditures in connection with our expansion, improving our information systems, the remodeling of existing stores and business infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from DSW operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, will be sufficient to maintain our ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth for the foreseeable future.

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital increased $41.5 million to $505.0 million as of April 30, 2011 from $463.5 million as of January 29, 2011, primarily due to the planned seasonal inventory increase as well as pre-buys of fall inventory. As of April 30, 2011 and January 29, 2011, the current ratio was 3.1 and 2.8, respectively.

Operating Cash Flows. For the three months ended April 30, 2011, our net cash provided by operations was $19.5 million, compared to $21.0 million for the three months ended May 1, 2010. Although our net income increased $8.2 million, it was offset by changes in working capital.

Although our plan of continued expansion could place increased demands on our financial, managerial, operational and administrative resources and result in increased demands on management, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. Uncertainty in the United States economy could result in reductions in customer traffic and comparable sales with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These potential negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.

Investing Cash Flows. For the three months ended April 30, 2011, our net cash used in investing activities was $69.5 million compared to $4.4 million for the three months ended May 1, 2010. During the three months ended April 30, 2011, we incurred $19.4 million in capital expenditures, of which $17.2 million related to stores and $2.2 million related to information technology and business infrastructure. During the three months ended April 30, 2011, we had net purchases of short-term and long-term investments of $52.7 million compared to net maturities and sales of short-term and long-term investments of $3.0 million during the three months ended May 1, 2010.

We expect to spend approximately $80 million for capital expenditures in fiscal 2011. As this amount is in excess of the amount set forth in our Credit Facility, we will pursue an amendment to the covenant related to capital expenditures. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open approximately 18 stores in fiscal 2011. During fiscal 2010, the average investment required to open a typical new DSW store was approximately $1.8 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.9 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Cash Flows. For the three months ended April 30, 2011, our net cash provided by financing activities was $6.3 million compared to $0.3 million for the three months ended May 1, 2010. The increase in cash provided by financing activities is primarily related to an increase in stock option exercises.

$100 Million Credit Facility. On June 30, 2010, we entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under the Credit Facility, we and our subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon our request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under our previous credit arrangement, to provide for our ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon our revolving credit availability. Swing loans bear interest under the base rate option. Our right to obtain advances under the Credit Facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to the Company’s management and the operation of the Company’s business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem our stock and limit cash dividends up to the aggregate amount of 50% of the previous year’s net income, not to exceed $50 million on an annual basis. Additional covenants limit our payments for capital expenditures to $75 million in any fiscal year, and if we have direct borrowings greater than $25 million, our Credit Facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. We paid $16.8 million for capital expenditures in the first quarter of fiscal 2011. As of both April 30, 2011 and January 29, 2011, we were not required to calculate the fixed charge coverage ratio as we did not have direct borrowings greater than $25 million. As of April 30, 2011 and January 29, 2011, we had availability under the Credit Facility of $88.8 million and $80.8 million, respectively, and were in compliance with all covenants related to the Credit Facility.

Contractual Obligations

We had outstanding letters of credit that totaled approximately $11.2 million and $19.2 million, respectively, as of April 30, 2011 and January 29, 2011 under our credit facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of April 30, 2011, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $1.7 million as of April 30, 2011. In addition, we have signed lease agreements for five new store locations expected to be opened over the next 18 months, with total annual rent of approximately $1.5 million. In connection with the new lease agreements, we will receive a total of $2.7 million of construction and tenant allowance reimbursements for expenditures at these locations.

We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of April 30, 2011 or January 29, 2011.

Off-Balance Sheet Arrangements

As of April 30, 2011, the Company has not entered into any "off-balance sheet" arrangements, as that term is described by the SEC.

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

As of April 30, 2011, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

Litigation relating to the pending merger of DSW and RVI- Purported shareholders of Retail Ventures have filed two putative shareholder class action lawsuits in an Ohio state court captioned as follows: Steamfitters local #449 Retirement Security Fund v. Schottenstein, et. al (“Steamfitters”), filed February 14, 2011, and Farkas v. Retail Ventures, Inc. (“Farkas”), filed March 11, 2011. The Steamfitters action is brought against Retail Ventures and its directors and chief executive officer and DSW. The Farkas action is brought against Retail Ventures and its directors, and DSW and Merger Sub. The Steamfitters action alleges, among other things, that Retail Ventures and its directors breached their fiduciary duties by approving the merger agreement and that Retail Ventures’ chief executive officer and DSW aided and abetted in these alleged breaches of fiduciary duty. The Farkas action alleges, among other things, that the Retail Ventures’ board of directors breached its fiduciary duties by approving the merger agreement and failing to disclose certain alleged material information, and that Retail Ventures and DSW aided and abetted these alleged breaches of fiduciary duty. Both complaints seek, among other things, to enjoin the shareholder vote on the merger, as well as money damages. In order to avoid the costs associated with the litigation, the parties have agreed to the terms of a disclosure-based settlement of the lawsuits set forth in an executed memorandum of understanding that has been filed with the court. The memorandum of understanding provides for, among other things, additional public disclosure with respect to the merger. Based upon the memorandum of understanding, the proposed disclosure was included in the joint proxy statement/prospectus sent to the shareholders of RVI and DSW. The memorandum of understanding is subject to definitive settlement documents and final court approval. If the parties are unable to obtain final court approval of the settlement, then the litigation may proceed, and the outcome of any such litigation is inherently uncertain.

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

Item 1A.    Risk Factors.

Refer to DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. Not applicable.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

DSW made no purchases of its Common Shares during the three months ended April 30, 2011 excluding certain repurchases of shares to satisfy tax withholdings of stock option exercises. These repurchases are summarized in the table below (shares in thousands):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 30, 2011 to February 26, 2011
February 27, 2011 to April 2, 2011	26	$39.56
April 3, 2011 to April 30, 2011	1	$41.87
	27	$39.61

We do not have any current plans to pay cash dividends on our Common Shares. We did not pay cash dividends in fiscal 2010 or fiscal 2009. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our credit facility restricts the payment of dividends by us or our subsidiaries, up to the aggregate amount of up to 50% of the previous year’s net income, for an annual maximum of $50 million, provided that we meet the minimum cash requirement set forth in our facility.

Item 3.    Defaults Upon Senior Securities. None.

Item 4.    Removed and Reserved.

Item 5.    Other Information. None.

Item 6.    Exhibits. See Index to Exhibits on page 23.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC. (Registrant)

Date: May 25, 2011	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

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