Form 10-Q
period 2011-07-30
DSW Inc.
filed 2011-09-08
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011

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
☐ Yes    ☒ No

The number of outstanding Class A Common Shares, without par value, as of August 26, 2011 was 28,145,041 and Class B Common Shares, without par value, as of August 26, 2011 was 11,170,711.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 30, 2011	January 29, 2011
ASSETS
Cash and equivalents	$49,615	$99,126
Short-term investments	301,112	241,557
Accounts receivable, net	14,587	13,105
Accounts receivable from related parties	66	81
Inventories	318,263	309,013
Prepaid expenses and other current assets	26,646	30,900
Deferred income taxes	34,681	49,354
Total current assets	744,970	743,136

Property and equipment, net	220,778	212,342
Long-term investments	66,786	49,987
Goodwill	25,899	25,899
Deferred income taxes	124,793
Other assets	9,229	10,113
Total assets	$1,192,455	$1,041,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$126,387	$149,207
Accounts payable to related parties	1,095	1,069
Accrued expenses:
Compensation	21,028	25,162
Taxes	15,353	15,673
Other	39,931	49,694
Gift cards and merchandise credits	21,315	22,571
Conversion feature of short-term debt	69,109	6,375
Warrant liability	32,125	20,624
Current maturities of long-term debt	133,398	132,132
Total current liabilities	459,741	422,507

Other non-current liabilities	106,120	104,182
Deferred income taxes		25,919

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 and 69,600,000 authorized, respectively; 28,109,968 and 21,872,844 issued and outstanding, respectively	434,962	330,022
Class B Common Shares, no par value; 100,000,000 and 0 authorized, respectively; 11,171,544 and 0 issued and outstanding, respectively	171,889
Preferred Shares, no par value; 100,000,000 authorized and 0 authorized, respectively; no shares issued or outstanding
Treasury Shares, at cost, 0 and 3,284 shares, respectively		(59)
Retained earnings/ (accumulated deficit)	25,585	(78,940)
Accumulated other comprehensive loss	(5,842)	(5,842)
Total shareholders’ equity excluding noncontrolling interests	626,594	245,181
Noncontrolling interests		243,688
Total shareholders’ equity	626,594	488,869
Total liabilities and shareholders’ equity	$1,192,455	$1,041,477

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$476,310	$415,120	$979,898	$864,657
Cost of sales	(320,758)	(289,402)	(652,196)	(591,574)
Operating expenses	(106,628)	(86,686)	(219,247)	(185,631)
Change in fair value of derivative instruments	(22,943)	17,173	(77,819)	(14,162)
Operating profit	25,981	56,205	30,636	73,290
Interest expense	(5,636)	(3,320)	(9,428)	(6,697)
Interest income	718	375	1,365	1,413
Interest expense, net	(4,918)	(2,945)	(8,063)	(5,284)
Income from continuing operations before income taxes	21,063	53,260	22,573	68,006
Income tax benefit (provision)	124,640	(17,630)	99,701	(29,806)
Income from continuing operations	145,703	35,630	122,274	38,200
Income (loss) from discontinued operations, net of tax - Value City	168	(35)	168	(35)
Income from discontinued operations, net of tax - Filene’s Basement		162		3,005
Total income from discontinued operations, net of tax	168	127	168	2,970
Net income	145,871	35,757	122,442	41,170
Less: net income attributable to the noncontrolling interests	(6,001)	(8,851)	(20,695)	(20,214)
Net income, net of noncontrolling interests	$139,870	$26,906	$101,747	$20,956

Basic and diluted earnings per share:
Basic earnings per share from continuing operations, net of noncontrolling interests	$4.05	$1.26	$3.60	$0.84
Diluted earnings per share from continuing operations, net of noncontrolling interests	$3.95	$1.00	$3.54	$0.84
Basic earnings per share from discontinued operations	$0.01	$0.01	$0.01	$0.14
Diluted earnings per share from discontinued operations	$0.01	$0.01	$0.01	$0.14
Basic earnings per share, net of noncontrolling interests	$4.05	$1.26	$3.61	$0.98
Diluted earnings per share, net of noncontrolling interests	$3.96	$1.00	$3.54	$0.98

Shares used in per share calculations:
Basic	34,522	21,328	28,211	21,325
Diluted	35,360	22,259	28,705	21,446

Income from continuing operations, net of tax and noncontrolling interests:
Income from continuing operations, net of tax and noncontrolling interests	$139,702	$26,779	$101,579	$17,986
Discontinued operations, net of tax	168	127	168	2,970
Net income	$139,870	$26,906	$101,747	$20,956

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares
	Class A Common Shares	Treasury Shares	Class A Common Shares	Treasury Shares	Retained Earnings/ (Accumulat-ed Deficit)	Total Accumu-lated Other Compre-hensive Loss	Noncon-trolling Interests	Total
Balance, January 30, 2010	21,299	3	$313,147	$(59)	$(100,277)	$(6,942)	$197,421	$403,290

Net income from continuing operations					17,986		20,214	38,200
Net income from discontinued operations					2,970			2,970
Total comprehensive income								$41,170
Capital transactions of subsidiary					2,342		3,061	5,403
Stock based compensation expense, before related tax effects			136					136
Net issuance of restricted shares	30		259					259
Exercise of stock options, net of settlement of taxes	2		15					15

Balance, July 31, 2010	21,331	3	$313,557	$(59)	$(76,979)	$(6,942)	$220,696	$450,273

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(in thousands)
(unaudited)

	Number of Shares
	Class A Common Shares	Class B Common Shares	Treasury Shares	Class A Common Shares	Class B Common Shares	Treasury Shares	Retained Earnings/ (Accum-ulated Deficit)	Total Accumu-lated Other Compre-hensive Loss	Noncon-trolling Interests	Total
Balance, January 29, 2011	21,873		3	$330,022		$(59)	$(78,940)	$(5,842)	$243,688	$488,869

Net income from continuing operations							101,579		20,695	122,274
Net income from discontinued operations							168			168
Total comprehensive income										$122,442

Pre-merger share and shareholders’ equity activity:
Capital transactions of subsidiary							2,778		6,467	9,245
Net settlement of restricted shares	(10)			(345)						(345)
RVI stock based compensation expense, before related tax effects				157						157
Exercise of RVI stock options, net of settlement of taxes	108			1,051						1,051
Exercise of warrant	96			4,579						4,579

Merger-related share and shareholders’ equity activity:
Purchase of noncontrolling interest	17,121			270,850					(270,850)
Exchange of Class A Common Shares for Class B Common Shares	(11,507)	11,507		(177,059)	177,059
Retirement of treasury shares			(3)	(59)		59
Fractional shares settled in cash	(1)			(28)						(28)
Cash settlement of RVI options and SARs				(7,000)						(7,000)
Stock compensation expense related to cash settled RVI options and SARs				255						255
RVI stock based compensation expense, before related tax effects				339						339

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(in thousands)
(unaudited)

	Number of Shares
	Class A Common Shares	Class B Common Shares	Treasury Shares	Class A Common Shares	Class B Common Shares	Treasury Shares	Retained Earnings/ (Accum-ulated Deficit)	Total Accumu-lated Other Compre-hensive Loss	Noncon-trolling interests	Total

Post-merger share and shareholders’ equity activity:
DSW stock based compensation expense, before related tax effects				1,108						1,108
Exercise of DSW stock options, net of settlement of taxes	94			1,911						1,911
Stock units granted				14						14
Vesting of restricted stock units, net of settlement of taxes	1			(22)						(22)
Excess tax benefit related to stock option exercises				4,019						4,019
Exchange of Class B Common Shares for Class A Common Shares	335	(335)		5,170	(5,170)

Balance, July 30, 2011	28,110	11,172		$434,962	$171,889		$25,585	$(5,842)		$626,594

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
Cash flows from operating activities:	July 30, 2011	July 31, 2010
Net income	$122,442	$41,170
Less: income from discontinued operations, net of tax	(168)	(2,970)
Income before discontinued operations	122,274	38,200

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	4,513	1,778
Depreciation and amortization	25,740	23,386
Restricted shares granted		259
Restricted shares settlement	(345)
Capital transactions of subsidiary	2,778	2,342
DSW and RVI stock based compensation expense	1,859	136
Deferred income taxes	(136,910)	(13,896)
Change in fair value of derivative instruments	77,819	14,162
Loss on disposal of long-lived assets	565	220
Grants of director stock units	14
Other	5,194	3,741

Change in working capital, assets and liabilities:
Accounts receivable, net	729	(5,201)
Inventories	(9,250)	(46,859)
Prepaid expenses and other current assets	4,071	(4,441)
Accounts payable	(25,365)	19,062
Proceeds from construction and tenant allowances	5,055	524
Accrued expenses	(13,267)	(20,122)
Net cash provided by operating activities from continuing operations	65,474	13,291

Cash flows from investing activities:
Cash paid for property and equipment	(34,072)	(17,313)
Purchases of available-for-sale investments	(109,580)	(22,568)
Purchases of held-to-maturity investments	(119,080)	(107,625)
Maturities and sales of available-for-sale investments	60,705	57,427
Maturities and sales of held-to-maturity investments	88,814	19,021
Activity related to equity investment - related party	(95)	199
Purchase of tradename		(200)
Net cash used in investing activities from continuing operations	(113,308)	(71,059)

Cash flows from financing activities:
Loan proceeds from related party loan	11,000
Payment of related party loan	(11,000)
Proceeds from exercise of RVI and DSW stock options	2,962	15
Cash settlement of RVI options and SARs	(7,000)
Debt issuance costs	(2,625)	(680)
Cash paid for fractional shares	(28)
Proceeds from the exercise of warrants	995
Excess tax benefits related to stock option exercises	4,019
Net cash used in financing activities from continuing operations	(1,677)	(665)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	Six months ended
	July 30, 2011	July 31, 2010
Cash flows from discontinued operations:
Operating activities		2,912
Net increase in cash and equivalents from discontinued operations		2,912

Net decrease in cash and equivalents from continuing operations	(49,511)	(58,433)
Cash and equivalents, beginning of period	99,126	141,773
Cash and equivalents, end of period	$49,615	$86,252

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,909	$4,762
Cash paid during the period for income taxes	$22,623	$50,932

Non-cash investing and operating activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$8,032	$2,753
Capital contribution to subsidiary		$767
Amortization of investment discounts and premiums	$2,881	$679

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BACKGROUND

On May 19, 2011, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) shareholders and DSW Inc. (“DSW”) shareholders approved the proposal presented to them at their respective special meetings of shareholders to adopt the merger agreement between DSW and Retail Ventures and to approve the merger (the “Merger”).  The Merger closed on May 26, 2011. Pursuant to the terms and conditions of the Agreement and Plan of Merger, Retail Ventures merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding Retail Ventures common share was converted into the right to receive 0.435 DSW Class A Common Shares, unless the holder properly and timely elected to receive a like amount of DSW Class B Common Shares in lieu of DSW Class A Common Shares. In connection with the Merger, RVI shareholders received 10.6 million DSW Class A Common Shares and 11.5 million DSW Class B Common Shares. Prior to the Merger, RVI held 27.4 million DSW Class B Common Shares, and as of the merger date, Merger Sub holds those common shares, they are constructively retired for financial reporting purposes and thus are no longer included in DSW’s outstanding common shares. Of these 27.4 million DSW Class B Common Shares, 5.2 million are held in escrow as collateral for the Premium Income Exchangeable Securities (“PIES”). Retail Ventures common shares, without par value, which traded under the symbol “RVI,” ceased trading on, and were delisted from, the New York Stock Exchange on May 26, 2011.

The Merger is accounted for as a reverse merger with Retail Ventures as the accounting acquirer and DSW (the surviving legal entity) as the accounting acquiree. As this is a common control transaction under Accounting Standard Codification (“ASC”) 805, Business Combinations, the Merger is accounted for as an equity transaction in accordance with ASC 810, Consolidation as the acquisition of a noncontrolling interest and purchase accounting has not been applied. As a result, there has been no adjustment to the historical cost carrying amounts of assets and liabilities reflected in the accompanying balance sheet. For financial reporting purposes, the Merger is accounted for as if the following transactions took place:

•
Retail Ventures acquired all of the outstanding noncontrolling interests in DSW in exchange for 17.1 million newly issued Class A Common Shares, thus eliminating the noncontrolling interests. Legally, these DSW Class A Common Shares are the shares that were publicly held prior to the Merger;

•	Retail Ventures declared and implemented a reverse stock split at an exchange ratio of 0.435 applicable to all outstanding Common Shares;

•
Retail Ventures established a new class of unregistered common shares, Class B Common Shares, with special voting rights. DSW Class A Common Shares are entitled to one vote for each share. DSW Class B Common Shares are entitled to eight votes for each share; and

•
Retail Ventures offered to all common shareholders as of the date immediately prior to the closing of the Merger the opportunity to tender Class A Common Shares in exchange for newly issued Class B Common Shares, resulting in the issuance of 11.5 million Class B Common Shares and the retirement of the same number of Class A Common Shares.

Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated Retail Ventures’ financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information has been and will be in future filings retrospectively recast for the following matters:

•	Share and per share information- DSW has recast all RVI historical share and per share information, including earnings per share, to reflect the 0.435 conversion ratio for all periods presented.

•
Segment presentation- DSW is maintaining its historical segment presentation, which is consistent with how the chief operating decision maker reviews the business. DSW sells products through three channels: DSW stores, dsw.com and leased business division. DSW stores and dsw.com are aggregated and presented as one reportable segment, the DSW segment, and the leased business division is a reportable segment. In order to reconcile to the condensed consolidated financial statements, DSW includes other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments. The pre-merger or prior period condensed consolidated financial statements and notes have been recast to reflect the two reportable segments and other.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Cost of sales- DSW conformed its accounting policies and has recast its prior period or pre-merger financial statements and notes for warehousing and store occupancy costs historically reported by Retail Ventures within operating expenses to be consistent with DSW’s historical classification of these costs within cost of sales.  For the three months and six months ended July 31, 2010, store occupancy and warehousing expenses of $61.8 million and $122.4 million, respectively, which were included in operating expenses for RVI are included in cost of sales for DSW.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with DSW’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2011 (the “2010 DSW Annual Report”) and RVI’s Annual Report on Form 10-K as filed with the SEC on March 28, 2011 (the “2010 RVI Annual Report”). After the Merger, pre-merger financial information presented in the DSW consolidated financial statements represents consolidated Retail Ventures’ financial information. DSW’s future filings, for the remainder of fiscal 2011 and the first quarter of fiscal 2012, will be retrospectively recast for the same matters recast in this quarterly filing, including share and per share information, segment presentation and cost of sales.

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

The condensed consolidated financial statements include the accounts of DSW and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As a result of RVI’s disposition of Filene’s Basement during fiscal 2009, any changes to the gain on disposal of Filene’s Basement operations are included in discontinued operations. As a result of RVI’s disposition of an 81% ownership interest in its Value City business during fiscal 2007, changes to the loss on disposal of Value City are also included in discontinued operations. See Note 10 for a discussion of discontinued operations.

Business Operations- DSW and its wholly owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”.

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the leased business division. DSW offers a wide assortment of better-branded dress, casual and athletic footwear and accessories for women and men. As of July 30, 2011, DSW operated a total of 319 stores located in 39 states. During the six months ended July 30, 2011, DSW opened 8 new DSW stores. In the second quarter of fiscal 2011, DSW added kids’ shoes to dsw.com.

DSW also operates leased departments for four retailers in its leased business division. As of July 30, 2011, DSW supplied merchandise to 259 Stein Mart stores, 72 Gordmans stores, 20 Filene’s Basement stores and one Frugal Fannie’s store. During the six months ended July 30, 2011, DSW added 6 new leased departments and ceased operations in 6 leased departments. DSW owns the merchandise and the fixtures (except for Filene’s Basement, where DSW only owns the merchandise), records sales of merchandise, net of returns through period end and sales tax, and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent.

Significant Accounting Policies

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of July 30, 2011 and January 29, 2011, the Company’s allowances for doubtful accounts were $0.8 million and $0.7 million, respectively.

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

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit. DSW records a reduction to inventories and charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported DSW’s shrinkage estimates.

Tradenames and Other Intangible Assets, Net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases at the time of RVI’s acquisition of DSW. As of both July 30, 2011 and January 29, 2011, the gross balance of tradenames was $13.0 million and the average useful lives of tradenames are 14 years. Accumulated amortization for tradenames was $11.3 million and $10.9 million as of July 30, 2011 and January 29, 2011, respectively. Amortization expense for the six months ended July 30, 2011 was $0.4 million, and $0.5 million will be amortized during the remainder of fiscal 2011. Amortization expense associated with the net carrying amount of intangible assets as of July 30, 2011 is $0.9 million in fiscal 2012, $0.3 million in fiscal 2013 and less than $0.1 million in fiscal 2014 and fiscal 2015.

Customer Loyalty Program- DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW makes assumptions related to redemption rates based on historical experience. The accrued liability included in other accrued expenses as of July 30, 2011 and January 29, 2011 was $13.2 million and $12.4 million, respectively.

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the non-cancellable terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in other non-current liabilities was $35.0 million and $34.4 million as of July 30, 2011 and January 29, 2011, respectively.

Construction and Tenant Allowances- DSW receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the non-cancellable terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in other non-current liabilities and were $62.8 million and $60.4 million as of July 30, 2011 and January 29, 2011, respectively.

Noncontrolling Interests- The noncontrolling interests liability represented the portion of legacy DSW’s total shareholders’ equity owned by unaffiliated investors in DSW prior to the Merger. The noncontrolling interest percentage was computed by the ratio of shares held by unaffiliated interests. Noncontrolling interests were eliminated in the Merger.

Accumulated Other Comprehensive Loss- The balance sheet caption “Accumulated Other Comprehensive Loss” was $5.8 million at both July 30, 2011 and January 29, 2011 and related to the Filene’s Basement defined benefit pension plan. For the six months ended July 30, 2011 and July 31, 2010, comprehensive income was equal to net income, net of non-controlling interest.

Sales and Revenue Recognition- Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns through period end and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, DSW estimates a time lag for shipments to record revenue when the customer receives the goods and also includes revenue from shipping and handling in net sales while the related costs are included in cost of sales.

Revenue from gift cards is deferred and recognized upon redemption of the gift card. DSW’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. DSW recognized $0.3 million and $0.2 million, respectively, as other operating income from gift card breakage during the three months ended July 30, 2011 and July 31, 2010. DSW recognized $0.5 million and $0.4 million, respectively, as other operating income from gift card breakage during the six months ended July 30, 2011 and July 31, 2010.

Cost of Sales- In addition to the cost of merchandise, which includes markdowns and shrinkage, DSW includes in cost of sales expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation and including impairments). Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities, maintenance and other operating costs that are passed to DSW from the landlord. Distribution costs include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to DSW’s stores and from the fulfillment center to the customer. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to DSW by its landlords. DSW conformed its accounting policies and has recast its prior period or pre-merger financial statements and notes for warehousing and store occupancy costs historically reported by Retail Ventures within operating expenses to be consistent with DSW’s historical classification of these costs within cost of sales.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating Expenses- Operating expenses include expenses related to store management and store payroll costs, advertising, leased business operations, store depreciation and amortization, new store advertising and other new store costs (which are expensed as incurred) and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, customer service center expenses, payroll and benefits for associates and payroll taxes. DSW conformed its accounting policies and has recast its prior period or pre-merger financial statements and notes for warehousing and store occupancy costs historically reported by Retail Ventures within operating expenses to be consistent with DSW’s historical classification of these costs within cost of sales.

Income Taxes- Income taxes are accounted for using the asset and liability method. The Company is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which the Company does business. In making these estimates, income is adjusted based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on DSW’s balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.  DSW succeeded to RVI’s tax attributes as a result of the Merger.

Sale of Subsidiary Stock- Prior to the Merger, sales of stock by a subsidiary were accounted for by Retail Ventures as capital transactions.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updates to existing guidance related to fair value measurements. As a result of these updates, entities will be required to provide enhanced disclosures about transfers into and out of level 1 and level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed level 3 disclosures, the new standard was effective for DSW and RVI for the first quarter of fiscal 2010 and both DSW and RVI adopted the remaining provisions of the standard in the first quarter of fiscal 2011. The adoption did not have a material impact to the consolidated financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this update to materially affect its consolidated financial statements.

In June 2011, the FASB issued an update to existing guidance related to the presentation of comprehensive income. The main provisions of this update provide that an entity that reports other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. The first option is a single statement that must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income.  The second option is a two statement approach, in which an entity must present the components of net income and total net income in the first statement and that statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This update is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The Company expects the adoption of this update in the first quarter of fiscal 2012 to change the presentation of its statement of operations.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2011, the FASB issued an update to existing guidance related to goodwill impairment testing. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. This update is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted, and the Company does not expect the adoption of this update in the fourth quarter of fiscal 2011 to materially affect its consolidated financial statements.

3.	RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of July 30, 2011, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the chairman of the DSW board of directors, owned approximately 32.6% of DSW’s outstanding Common Shares, including director stock units, representing approximately 77.3% of the combined voting power of DSW’s outstanding Common Shares and also have the right to exercise outstanding warrants held by the Schottenstein Affiliates entitling them to acquire additional DSW Common Shares. DSW leases certain store, office space and distribution center locations owned by Schottenstein Affiliates. Accounts receivable from and payable to affiliates principally result from commercial transactions or intercompany transactions and normally settle in the form of cash in 30 to 60 days. These related party balances as of both July 30, 2011 and January 29, 2011, were related party receivables of $0.1 million, and as of both July 30, 2011 and January 29, 2011 were related party payables of $1.1 million.

DSW has interest in an equity investment and the majority interest is held by a Schottenstein affiliate. DSW made a capital contribution of $0.1 million in the first quarter of fiscal 2011.

SEI Loan Agreement- On February 8, 2011, RVI and SEI, Inc. (“SEI”), a Schottenstein Affiliate, entered into a Loan Agreement (the “Loan Agreement”) pursuant to which SEI made available to RVI a revolving credit facility in the principal amount not to exceed $30.0 million (the “RVI Credit Facility”). Upon execution of the Loan Agreement, RVI also paid an up-front commitment fee of 8.75% of the maximum loan amount, $2.625 million, to SEI.

All outstanding principal and accrued but unpaid interest under the RVI Credit Facility became due and payable in full two business days after the closing of the Merger.  DSW repaid RVI’s borrowings of $11.0 million under the RVI Credit Facility on May 31, 2011. The consolidated statements of operations include interest expense of $0.1 million related to the borrowings under the RVI Credit Facility. Upon repayment of RVI’s borrowings, the Company expensed the unamortized portion of the commitment fee.

4.	STOCK BASED COMPENSATION

Historically, both DSW and RVI have issued stock based compensation under their respective plans. After the Merger, DSW either cash settled or transferred all outstanding units and options under the RVI Stock Compensation Plan (“the RVI Plan”) to the DSW 2005 Equity Incentive Plan (“the DSW Plan”). At the date of the Merger, all RVI stock options and SARs granted to directors immediately vested resulting in compensation expense of $0.3 million. At the election of each option holder, options and SARS were either paid in cash at a value equal to the RVI share price at close of the market on May 25, 2011 less the exercise price or converted over to DSW options adjusted for 0.435 share exchange ratio. Immediately after the Merger, DSW paid $7.0 million related to the settlement of these options, which was treated as a reduction of common stock value, and SARs and transferred 72,830 options for DSW shares to the DSW Plan. DSW recorded additional stock compensation expense of $0.3 million related to the cash settled options and SARs as the fair value the recipient received was greater than the option they held. The transferred options are included in the DSW Stock Compensation section. The Retail Ventures stock compensation plans are adjusted retrospectively for the conversion ratio. The DSW stock compensation plan has not been recast.

DSW Stock Compensation Plan

The DSW Plan provides for the issuance of equity awards to purchase up to 7.6 million common shares. The DSW Plan covers stock options, restricted stock units and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the DSW Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, DSW did not have a stock option plan or any equity units outstanding. Prior to the Merger, RVI accounted for all DSW share activity as a capital transaction of a subsidiary.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options- The following table summarizes DSW’s stock option activity (in thousands):

Six months ended
July 30, 2011
Outstanding, beginning of period	2,657
Granted	361
RVI options converted	73
Exercised	(392)
Forfeited	(56)
Outstanding, end of period	2,643
Exercisable, end of period	1,167

DSW expensed $2.7 million and $2.4 million, respectively, for the six months ended July 30, 2011 and July 31, 2010 related to stock options. The weighted-average grant date fair value of each option granted in the six months ended July 30, 2011 and July 31, 2010 was $20.44 and $13.40 per share, respectively. As of July 30, 2011, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $13.3 million with a weighted average expense recognition period remaining of 3.7 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for DSW options granted in each of the periods presented:

	Six months ended
Assumptions:	July 30, 2011	July 31, 2010
Risk-free interest rate	2.4%	2.5%
Expected volatility of DSW common stock	55.1%	56.9%
Expected option term	5.9 years	4.9 years
Expected dividend yield	0.0%	0.0%

Restricted Stock Units- The following table summarizes DSW’s restricted stock unit activity (in thousands):

Six months ended
July 30, 2011
Outstanding, beginning of period	276
Granted	52
Vested	(29)
Forfeited	(5)
Outstanding, end of period	294

DSW expensed $0.6 million and $0.4 million for the six months ended July 30, 2011 and July 31, 2010, respectively, related to restricted stock units. As of July 30, 2011, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.6 million with a weighted average expense recognition period remaining of 3.0 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. During the six months ended July 30, 2011 and July 31, 2010, DSW granted 20,601 and 30,698 director stock units, respectively, and expensed $0.9 million and $0.8 million, respectively, for these grants. As of July 30, 2011, 181,868 director stock units had been issued and no director stock units had been settled.

Retail Ventures Stock Compensation Plans

Retail Ventures had a 2000 Stock Incentive Plan (“the RVI Plan”) that provided for the issuance of stock options to purchase up to 13,000,000 common shares (which represent 5,655,000 DSW Common Shares factoring in the conversion ratio of 0.435 pursuant to the Merger) or the issuance of restricted stock to management, key employees of Retail Ventures and affiliates, consultants (as defined in the RVI Plan), and directors of Retail Ventures. Stock options generally vested 20% per year on a cumulative basis. Stock options granted under the RVI Plan were exercisable for a period of ten years from the date of grant.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options and Stock Appreciation Rights (“SARs”)- Excluding any expense related to the Merger, Retail Ventures expensed $0.1 million for each of the six months ended July 30, 2011 and July 31, 2010 related to stock options. Retail Ventures expensed less than $0.1 million during each of the six months ended July 30, 2011 and July 31, 2010, respectively, related to SARs.

Restricted Shares- Retail Ventures expensed $0.1 million and $0.3 million during the six months ended July 30, 2011 and July 31, 2010, respectively, related to restricted shares. All restricted shares were settled in the first quarter of fiscal 2011.

5.	INVESTMENTS

DSW determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If DSW has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. The majority of DSW’s short-term available-for-sale investments generally have renewal dates of every 7 days, but longer stated maturities. Despite the long-term nature of the stated contractual maturities of these short-term investments, DSW has the ability to liquidate these securities shortly after the renewal dates. For short-term held-to-maturity investments, amortized cost approximates fair value. In addition to short-term investments, DSW has invested in certain longer term bonds to receive higher returns. These long-term investments have maturities greater than one year but shorter than two years and are classified as held-to-maturity. As of July 30, 2011, DSW’s long-term held-to-maturity investments have immaterial gross unrealized losses and gross unrealized gains of $0.2 million.

The following table discloses the major categories of DSW’s investments as of the periods presented:

	Short-term investments		Long-term investments
	July 30, 2011	January 29, 2011	July 30, 2011	January 29, 2011
Available-for-sale:	(in thousands)
Bonds	$146,871	$93,996
Commercial paper		4,000
Total available-for-sale investments	146,871	97,996

Held-to-maturity:
Term notes	154,241	143,561
Bonds			$65,739	$49,035

Equity investment – related party			1,047	952
Total investments	$301,112	$241,557	$66,786	$49,987

6.	DEBT OBLIGATIONS AND WARRANT LIABILITIES

As of the merger date, DSW assumed RVI’s obligations under the Premium Income Exchangeable Securities (“PIES”) and warrants. Debt obligations are comprised of the following as of the periods presented:

	July 30, 2011		January 29, 2011
	(in thousands)
PIES		$133,750		$133,750
Discount on PIES		(352)		(1,618)
		133,398		132,132
Less: Current maturities		(133,398)		(132,132)
Long-term obligations	$		$

Derivative Instruments

In accordance with ASC 815, Derivatives and Hedging, DSW, and prior to the Merger, RVI, recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of July 30, 2011 or January 29, 2011. DSW does not hold or issue derivative financial instruments for trading purposes. DSW, and prior to the Merger, RVI, estimates the fair values of derivatives based on the Black-Scholes model using current market information.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$143.75 Million Premium Income Exchangeable SecuritiesSM (“PIES”)- On August 10, 2006, Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES, in the aggregate principal amount of $125.0 million. The closing of the transaction took place on August 16, 2006. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18.75 million of PIES. The $143.75 million PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. The PIES are mandatorily exchangeable, on the maturity date, into DSW Class A Common Shares, which are issuable upon exchange of DSW Class B Common Shares, beneficially owned by RVI prior to the Merger, and now owned by Merger Sub. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5.2 million DSW Class A Common Shares, subject to adjustment as provided in the PIES.

Merger Sub assumed, as of the effective time of the Merger, by supplemental indenture and supplemental agreement, all of RVI’s obligations with respect to the PIES.

The embedded exchange feature of the PIES is accounted for as a derivative, which is recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.

 As of July 30, 2011, the discount on the PIES has a remaining amortization period of 1.5 months. The amount of interest expense recognized and the effective interest rate for the PIES were as follows for the periods presented:

	Six months ended
	July 30, 2011	July 31, 2010
	(in thousands)
Contractual interest expense	$4,762	$4,762
Amortization of debt discount	1,266	1,162
Total interest expense	$6,028	$5,924

Effective interest rate	8.6%	8.6%

The fair value of the conversion feature of the PIES was estimated using the Black-Scholes pricing model with the following assumptions for the periods presented:

Assumptions:	July 30, 2011	January 29, 2011
Risk-free interest rate	0.5%	0.9%
Expected volatility of DSW common stock	44.5%	46.8%
Expected term	1.5 months	0.6 years
Expected dividend yield	0.0%	0.0%

Warrants- The detached warrants with dual optionality issued in connection with previously paid credit facilities qualified as derivatives under ASC 815, Derivatives and Hedging. The fair values of the warrants have been recorded on the balance sheet within current liabilities. As of July 30, 2011, DSW had 753,185 outstanding warrants. As of January 29, 2011, RVI had 1,952,498 outstanding warrants (which represent 849,336 DSW Common Shares factoring in the conversion ratio of 0.435 subsequent to the Merger). The warrants outstanding as of July 30, 2011 expire on June 11, 2012.

On April 28, 2011, Retail Ventures, Inc. issued 221,037 (which represent 96,151 DSW Common Shares factoring in the conversion ratio of 0.435 subsequent to the Merger) of its common shares, without par value, to Millennium Partners, L.P. (“Millennium”) in connection with Millennium’s exercise of its outstanding term warrant that was originally issued by the Company on July 5, 2005. The common shares were issued at an exercise price of $4.50 per share, for an aggregate cash purchase price of $1.0 million. In connection with this exercise and in addition to the purchase price, Retail Ventures reclassified $3.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2011. In connection with this issuance, no underwriters were utilized and no commissions were paid.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 16, 2010, Retail Ventures issued 1,214,572 of its common shares (which represent 528,338 DSW Common Shares factoring in the conversion ratio of 0.435 subsequent to the Merger), without par value, to Cerberus Partners, L.P. (“Cerberus”) in connection with Cerberus’ exercise of its outstanding term warrant that was originally issued by the Company on July 5, 2005. The warrant was exercised on a cashless exercise basis as permitted by the warrant, resulting in the issuance of 1,214,572 of the 1,731,460 shares (which represent 528,338 of 753,185 DSW Common Shares factoring in the conversion ratio of 0.435 subsequent to the Merger) for which the warrant could have been exercised (at an exercise price of $4.50 per share). In connection with this issuance, no payment was made to the Company, no underwriters were utilized and no commissions were paid.

The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions for the periods presented:

Assumptions:	July 30, 2011	January 29, 2011
Risk-free interest rate	0.3%	0.5%
Expected volatility of common stock	41.4%	49.4%
Expected term	0.9 years	1.4 years
Expected dividend yield	0.0%	0.0%

The fair values and balance sheet locations of DSW’s, and prior to the Merger, RVI’s, derivative liabilities are as follows for the periods presented:

	Balance Sheet Location	July 30, 2011	January 29, 2011
		(in thousands)
Warrants – related party	Warrant liability	$32,125	$18,290
Warrants – non-related party	Warrant liability		2,334
Conversion feature of short-term debt	Conversion feature of short-term debt	69,109	6,375
Total		$101,234	$26,999

The effect of derivative instruments on DSW’s, and prior to the Merger, RVI, condensed consolidated statements of operations is as follows for the periods presented:

	Three months ended		Six months ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Warrants – related party	$(4,345)	$2,146	$(13,893)	$(1,434)
Warrants – non-related party		2,420	(1,192)	(1,617)
Conversion feature of short-term debt	(18,598)		(62,734)
Conversion feature of long-term debt		12,607		(11,111)
(Expense) income related to the change in fair value of derivative instruments	$(22,943)	$17,173	$(77,819)	$(14,162)

DSW $100 Million Secured Credit Facility- On June 30, 2010, DSW entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under the Credit Facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon DSW’s request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of DSW’s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under DSW’s previous credit arrangement, to provide for DSW’s ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at DSW’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon DSW’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon DSW’s revolving credit availability. Swing loans bear interest under the base rate option. DSW’s right to obtain advances under the Credit Facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to DSW’s management and the operation of DSW’s business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem its stock and limit cash dividends up to the aggregate amount of 50% of the previous year’s net income. Additional covenants limit payments for capital expenditures to $75 million in any fiscal year, amended to $100 million in August 2011, and if DSW has direct borrowings greater than $25 million, the Credit Facility also requires that DSW maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $34.1 million for capital expenditures in the first six months of fiscal 2011. DSW was not required to calculate a fixed charge coverage ratio in the six months ended July 30, 2011. See Note 14 for a discussion of DSW’s amendment to its Credit Facility regarding capital expenditures and dividends.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of July 30, 2011, DSW had no outstanding borrowings under the Credit Facility, had availability under the facility of $75.4 million and had outstanding letters of credit of $24.6 million. As of January 29, 2011, DSW had no outstanding borrowings under the Credit Facility, had availability under the facility of $80.8 million and had outstanding letters of credit of $19.2 million. DSW is in compliance with the covenants under the Credit Facility.

7.	FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

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

•	Level 3 inputs are unobservable inputs.

Financial assets and liabilities measured at fair value on a recurring basis as of the periods presented consisted of the following:

	As of July 30, 2011				As of January 29, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:	(in thousands)
Cash and equivalents	$49,615	$49,615			$99,126	$99,126
Short-term investments	$301,112		$301,112		241,557		$241,557
Long-term investments	$66,941		65,894	$1,047	49,867		48,915	$952
	$417,668	$49,615	$367,006	$1,047	$390,550	$99,126	$290,472	$952

Liabilities:
Conversion feature of short-term debt	$69,109		$69,109		$6,375		$6,375
Warrant liability	32,125		32,125		20,624		20,624
	$101,234		$101,234		$26,999		$26,999

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that generally settle within three days. Available-for-sale and held-to maturity investments are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets. Equity investments are evaluated for other-than-temporary impairment using level 3 inputs such as the financial condition of the entity.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity related to level 3 fair value measurements for long-term investments for the periods presented:

	Three months ended
	July 30, 2011	July 31, 2010
	(in thousands)
Carrying value at the beginning of the period	$1,047	$952
Activity related to the equity investment – related party
Carrying value at the end of the period	$1,047	$952

	Six months ended
	July 30, 2011	July 31, 2010
	(in thousands)
Carrying value at the beginning of the period	$952	$1,151
Activity related to the equity investment – related party	95	(199)
Carrying value at the end of the period	$1,047	$952

DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will be included in cost of sales. There were no non-financial assets measured on a nonrecurring basis during the six months ended July 30, 2011 or July 31, 2010.

8.	EARNINGS PER SHARE

Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. For periods prior to the Merger, share count was determined by adjusting all historical Retail Ventures shares by the exchange ratio of 0.435.

Diluted earnings per share reflects the potential dilution of common shares adjusted, related to outstanding RVI stock options and SARs (prior to the Merger), outstanding DSW stock options (after the Merger) and warrants calculated using the treasury stock method. As PIES are exchangeable for DSW class A common shares, after the Merger they are included as potentially dilutive instruments based on the DSW common share price.

For all periods presented where there was a loss in fair value of warrants (prior to and after the Merger) and PIES (after the Merger), the loss was included in the calculation of the net income and the corresponding shares were excluded from the diluted share count.

The following is a reconciliation of the net income and number of shares used in the calculation of diluted earnings per share computations for the period presented:

	Three months ended		Six months ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Net income from continuing operations, net of noncontrolling interests for basic earnings per share	$139,702	$26,779	$101,579	$17,986
Less: gain in fair value of the warrants		(4,566)
Less: gain in fair value of PIES, tax effected interest expense, amortization of debt discount and amortization of deferred financing fees
Net income from continuing operations, net of noncontrolling interests for diluted earnings per share	$139,702	$22,213	$101,579	$17,986

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Six months ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Net income, net of noncontrolling interests for basic earnings per share	$139,870	$26,906	$101,747	$20,956
Less: gain in fair value of warrants		(4,566)
Less: gain in fair value of PIES, tax effected interest expense, amortization of debt discount and amortization of deferred financing fees
Net income, net of noncontrolling interests for diluted earnings per share	$139,870	$22,340	$101,747	$20,956

	Three months ended		Six months ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Weighted average shares outstanding	34,522	21,328	28,211	21,325
Assumed exercise of dilutive RVI SARs	2	7	7	7
Assumed exercise of dilutive DSW stock options	594		297
Assumed exercise of dilutive DSW RSUs	213		107
Assumed exercise of dilutive RVI stock options	29	113	83	114
Assumed exercise of dilutive Term Loan Warrants		811
Assumed exercise of dilutive PIES
Number of shares for computation of dilutive earnings per share	35,360	22,259	28,705	21,446

For both the three and six months ended July 30, 2011, the assumed exercise of 0.6 million warrants was not included in the calculation of shares since there was a loss in fair value of warrants. For the three and six months ended July 30, 2011, the assumed exercise of 2.8 million and 1.4 million, respectively, common shares that would convert upon redemption of the PIES was not included in the calculation of shares since there was a loss in fair value of PIES. The total amount of common shares that would convert upon redemption of the PIES based on the average of DSW’s share prices was 3.8 million, but the assumed conversion is prorated as the PIES are only included in the calculation of earnings per share after the Merger.

	Three months ended		Six months ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Dilutive earnings per share from continuing operations, net of noncontrolling interests	$3.95	$1.00	$3.54	$0.84
Dilutive earnings per share, net of noncontrolling interests	$3.96	$1.00	$3.54	$0.98

The amount of securities outstanding as of July 30, 2011 and July 31, 2010 that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was as follows:

	Three months ended		Six months ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
RVI SARs	2	52	6	52
RVI stock options	6	77	15	77
DSW stock options	257		128
Total potentially dilutive instruments	265	129	149	129

9.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was (591.7%) and 33.1%, respectively, for the three months ended July 30, 2011 and July 31, 2010. The Company’s effective tax rate was (441.7%) and 43.8%, respectively, for the six months ended July 30, 2011 and July 31, 2010. For both the three and six months ended July 30, 2011, the effective tax rate was favorably impacted by the release of the valuation allowance and other merger related tax items, which has been reflected as an income tax benefit in the Company’s condensed consolidated statements of operations. DSW was able to release the valuation allowance on RVI’s deferred tax assets as a result of the Company’s expected future taxable income. In addition, as a result of the Merger with RVI, the deferred tax liability related to RVI’s historical basis in DSW and the deferred tax asset related to the PIES were eliminated.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the fiscal 2011 periods presented, the following table presents a reconciliation of the effective tax rates:

	Three months ended July 30, 2011	Six months ended July 30, 2011
Income tax expense at federal statutory rate	35.0%	35.0%
State and local taxes, net	5.1%	5.1%
Permanent book/tax differences	(0.6%)	(0.6%)
Warrants	28.1%	26.2%
Other merger related items	(659.3%)	(507.4%)
Income tax benefit	(591.7%)	(441.7%)

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statements of operations rather than income tax expense. DSW will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of operations.

10.	DISCONTINUED OPERATIONS

Value City- On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale and paid a fee of $0.5 million to the purchaser. Retail Ventures recognized an aggregate after-tax loss related to the Value City disposition of $0.2 million as of July 30, 2011.  The fiscal 2011 reduction of the loss was due to a revaluation of a guarantee due to the passage of time.

Filene’s Basement- On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). RVI did not realize any cash proceeds from this transaction and paid a fee of $1.3 million to Buxbaum and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of July 30, 2011, the Company had recorded a liability of $0.2 million under lease obligations related to leases not assumed by Syms Corp, the purchaser of Filene’s Basement. The Company has recognized an after-tax gain of $85.8 million on the transaction as of July 30, 2011.

Total Investment in Filene’s Basement as of April 21, 2009	$90,026
Disposition Costs:
Selling costs to Dispose of Filene's Basement	(5,265)
Outstanding Guarantees	(152)
Impairment of Fixed Assets not sold	(1,666)
Total Disposition Costs	(7,083)
Pre-tax gain on disposition of Filene's Basement	82,943
Less: tax effect	2,859
After tax gain on disposition of Filene's Basement	$85,802

In accordance with SAB Topic 5, Accounting for Sales of Stock by a Subsidiary, changes in the carrying value of assets with residual interest in the discontinued business should be classified within continuing operations. The other accounts receivable from Filene’s Basement existed prior to the disposition of Filene’s Basement and the notes receivable and related interest receivable from Filene’s Basement were not forgiven pursuant to the disposition transaction, but as a result of the Filene’s Basement filing for bankruptcy after the disposition transaction.

The following table presents the significant components of Filene’s Basement operating results included in discontinued operations for the periods presented:

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Six months ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Income on disposal		$162		$3,005
Income from discontinued operations, net of tax- Filene’s Basement		$162		$3,005

11.	PENSION PLAN

Subsequent to the end of the quarter, DSW made a contribution of $1.1 million to meet minimum funding requirements under the pension plan. The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code of 1986, as amended. RVI was not required to make any contributions during the first two quarters of fiscal 2010 to meet minimum funding requirements under the Pension Plan. The following table shows the components of net periodic cost of the Pension Plan for the periods presented:

	Three months ended		Six months ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Interest cost	$251	$247	$501	$495
Expected return on plan assets	(237)	(212)	(472)	(424)
Amortization of transition asset	0	(8)	0	(17)
Amortization of net loss	74	73	148	146
Net periodic cost	$88	$100	$177	$200

12.	SEGMENT REPORTING

DSW is maintaining its historical segment presentation, but has recast its segment to include other. The Company sells products through three channels: DSW stores, dsw.com and leased business division. DSW stores and dsw.com have been aggregated and are presented as one reportable segment, the DSW segment, based on their similar economic characteristics, products, production processes, target customers and distribution methods. The leased business division is a reportable segment. DSW has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of July 30, 2011 and January 29, 2011 is recorded in the DSW segment related to the DSW stores operating segment. In order to reconcile to condensed consolidated financial statements, DSW includes other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments.

	DSW	Leased Business	Other	Total
	(in thousands)
Three months ended July 30, 2011
Net sales	$442,142	$34,168		$476,310
Gross profit	148,707	6,845		155,552
Capital expenditures	15,061	116		15,177

Three months ended July 31, 2010
Net sales	$381,918	$33,202		$415,120
Gross profit	118,917	6,801		125,718
Capital expenditures	8,906			8,906

Six months ended July 30, 2011
Net sales	$904,504	$75,394		$979,898
Gross profit	311,328	16,374		327,702
Capital expenditures	34,356	237		34,593

Six months ended July 31, 2010
Net sales	$793,544	$71,113		$864,657
Gross profit	257,242	15,841		273,083
Capital expenditures	18,038	57		18,095

As of July 30, 2011
Total assets	$1,096,466	$92,612	$3,377	$1,192,455

As of January 29, 2011
Total assets	$925,250	$83,647	$32,580	$1,041,477

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings- DSW is involved in various legal proceedings that are incidental to the conduct of its business. DSW estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. DSW records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to DSW’s results of operations or financial condition. As additional information becomes available, DSW will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and the amount of potential liability could materially impact DSW’s future results of operations and financial condition.

In the first quarter of fiscal 2011, purported shareholders of Retail Ventures filed two putative shareholder class action lawsuits in an Ohio state court captioned as follows: Steamfitters local #449 Retirement Security Fund v. Schottenstein, et. al (“Steamfitters”), and Farkas v. Retail Ventures, Inc. (“Farkas”). The Steamfitters action was brought against Retail Ventures and its directors and chief executive officer and DSW. The Farkas action was brought against Retail Ventures and its directors, and DSW and DSW MS LLC, the entity that Retail Ventures since merged into (“Merger Sub”). The Steamfitters action alleges, among other things, that Retail Ventures and its directors breached their fiduciary duties by approving the merger agreement and that Retail Ventures’ chief executive officer and DSW aided and abetted in these alleged breaches of fiduciary duty. The Farkas action alleges, among other things, that the Retail Ventures’ board of directors breached its fiduciary duties by approving the merger agreement and failing to disclose certain alleged material information, and that Retail Ventures and DSW aided and abetted these alleged breaches of fiduciary duty. Both complaints sought, among other things, to enjoin the shareholder vote on the Merger, as well as money damages. On May 9, 2011, the court granted plaintiffs’ motion to consolidate the actions.  In order to avoid the costs associated with the litigation, the parties agreed to the terms of a disclosure-based settlement of the lawsuits set forth in an executed memorandum of understanding that was filed with the court. The memorandum of understanding provided for, among other things, additional public disclosure with respect to the Merger, which was included in the joint proxy statement/prospectus sent to the shareholders of RVI and DSW. The memorandum of understanding is subject to definitive settlement documents and final court approval. The plaintiffs have filed final settlement documents in Ohio state court, which remain subject to final court approval. If the parties are unable to obtain final court approval of the settlement, then the litigation may proceed, and the outcome of any such litigation is inherently uncertain.

Guarantees and Liabilities related to Discontinued Operations- As of the merger date, DSW has assumed the obligations related under RVI’s guarantees related to discontinued operations. DSW may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the loss from discontinued operations on the statements of operations. The reduction in the liability through July 30, 2011 is due to payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the guaranteed liability or other liability would be incurred. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, DSW will recognize a reduction of the associated liability. In certain instances, DSW may have the ability to reduce the estimated potential liability. The amount of any reduction is not reasonably estimable.

Value City- RVI completed the disposition of an 81% ownership interest in its Value City business segment on January 23, 2008. Retail Ventures or its wholly owned subsidiary, RVS, had guaranteed and in certain circumstances may be responsible for certain liabilities of Value City.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of July 30, 2011 and January 29, 2011, DSW, and prior to the Merger, RVI, had recorded an estimated potential liability of less than $0.1 million, and $0.4 million, of which none and $0.3 million is classified as short-term, respectively, for the guarantees of Value City commitments including amounts of less than $0.1 million for the guarantee of certain workers compensation claims for events prior to the disposition date.

Filene’s Basement- On April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. DSW assumed these guarantees as of the date of the Merger. As of July 30, 2011, DSW, and prior to the Merger, RVI, had recorded a liability of $0.2 million for the guarantees of Filene’s Basement commitments related to leases not assumed by New Filene’s Basement.

Contractual Obligations- As of July 30, 2011, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were approximately $4.1 million as of July 30, 2011. In addition, DSW has signed lease agreements for 15 new store locations expected to be opened over the next 18 months, with total annual rent of approximately $10.9 million. In connection with the new lease agreements, DSW will receive a total of $8.7 million of construction and tenant allowance reimbursements for expenditures at these locations.

14. SUBSEQUENT EVENTS

Dividends- On August 10, 2011, DSW announced that the DSW Board of Directors declared a special dividend of $2.00 per share, totaling approximately $86 million. In conjunction with this approval, the Board of Directors also initiated a quarterly cash dividend of $0.15 per share. Both the special dividend and the quarterly dividend will be paid on September 30, 2011 to shareholders of record at the close of business on September 20, 2011.

PIES Settlement- Additionally on August 10, 2011, the Company announced plans to settle the PIES in exchange for shares of DSW Class A common stock, on the maturity date of September 15, 2011. Following the delivery of the shares to the holders of the PIES, the Company’s public float will increase by the shares delivered.

Credit Facility Amendment- On August 10, 2011, DSW amended its Credit Facility to increase its allowable annual capital expenditures from $75 million to $100 million. DSW also amended its Credit Facility to eliminate the $50 million annual limit on dividends, but maintained the limit regarding 50% of prior year’s earnings regarding quarterly dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

All references to “we,” “us,” “our,” “DSW” or the “Company” in this Quarterly Report on Form 10-Q mean DSW Inc. and its wholly owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”), except where it is made clear that the term only means DSW Inc. DSW Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”). Prior to the merger with RVI (the “Merger”) completed on May 26, 2011, DSW was a controlled subsidiary of Retail Ventures. Retail Ventures common shares, without par value, which traded under the symbol “RVI”, were delisted from the New York Stock Exchange after the effective date of the Merger.

Company Overview

DSW is a leading U.S. branded footwear and accessories retailer operating 319 shoe stores in 39 states and dsw.com as of July 30, 2011. We offer a wide assortment of better-branded dress, casual and athletic footwear and accessories for women and men. In addition, we operate 352 leased departments for four other retailers as of July 30, 2011. Our typical DSW customers are brand, value, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 25,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

On May 19, 2011, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) shareholders and DSW shareholders approved the proposal presented to them at their respective special meetings of shareholders to adopt the merger agreement between DSW and Retail Ventures and to approve the Merger.  The Merger closed on May 26, 2011. Pursuant to the terms and conditions of the Agreement and Plan of Merger, Retail Ventures merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding Retail Ventures common share was converted into the right to receive 0.435 DSW Class A Common Shares, unless the holder properly and timely elected to receive a like amount of DSW Class B Common Shares in lieu of DSW Class A Common Shares.

The Merger is accounted for as a reverse merger with Retail Ventures as the accounting acquirer and DSW as the accounting acquiree (which is the surviving entity for legal purposes). As this is a common control transaction under Accounting Standard Codification (“ASC”) 805, Business Combinations, the Merger is accounted for as an equity transaction in accordance with ASC 810, Consolidation as the acquisition of a noncontrolling interest and purchase accounting has not been applied. As a result, there has been no adjustment to the historical cost carrying amounts of assets and liabilities reflected in the accompanying balance sheet.

Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated Retail Ventures’ financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information has been retrospectively recast for the following matters:

•	Share and per share information- DSW has recast all RVI historical share and per share information, including earnings per share, to reflect the 0.435 conversion ratio for all periods presented.

•
Segment presentation- DSW is maintaining its historical segment presentation, which is consistent with how the chief operating decision maker reviews the business. DSW sells products through three channels: DSW stores, dsw.com and leased business division. DSW stores and dsw.com are aggregated and presented as one reportable segment, the DSW segment, and the leased business division is a reportable segment. In order to reconcile to the condensed consolidated financial statements, DSW includes other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments. The pre-merger or prior period condensed consolidated financial statements and notes have been recast to reflect the two reportable segments and other.

•
Cost of sales- DSW conformed its accounting policies and has recast its prior period or pre-merger financial statements and notes for warehousing and store occupancy costs historically reported by Retail Ventures within operating expenses to be consistent with DSW’s historical classification of these costs within cost of sales.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in the DSW Form 10-K filed on March 22, 2011 and under “Part II, Item 1A. Risk Factors,” included in this Form 10-Q, some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;
•	continuation of supply agreements and the financial condition of our leased business partners;
•	disruption of our distribution and fulfillment operations;
•	failure to retain our key executives or attract qualified new personnel;
•	our competitiveness with respect to style, price, brand availability and customer service;
•	our reliance on our “DSW Rewards” program to drive traffic, sales and loyalty;
•	maintaining good relationships with our vendors;
•	our ability to anticipate and respond to fashion trends;
•	fluctuation of our comparable sales and quarterly financial performance;
•	uncertain general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;
•	risks related to our cash and investments; and
•	the anticipated benefits of the Merger with RVI taking longer to realize or not being achieved in their entirety or the realization of risks related to the Merger with RVI.

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

Results of Operations

Overview

During the first six months of fiscal 2011, or our spring season, we generated an 11.5% increase in comparable sales and a 13.3% increase in total sales. The increase in comparable sales was a result of an increase in transactions driven by more customers visiting our stores and dsw.com and an increase in the overall basket size. All merchandise categories reported strong performance, with no single category driving the overall sales increase.

In the first six months of fiscal 2011, DSW Inc.’s merchandise margin rate improved 70 basis points over the prior year driven by a reduction in markdown activity in our DSW segment. The reduction in markdown activity was the result of the composition and mix of inventory. Our spring season merchandise margin rate represented the highest spring season merchandise margin rate since DSW became a public company. Although we are anticipating cost increases from our product sources in China in the second half of fiscal 2011, we expect our supply chain and merchandising initiatives to mitigate some of these cost increases.

In the second quarter of fiscal 2011, we completed our merger with our former parent, Retail Ventures. Throughout the first six months of fiscal 2011, the consolidated company incurred $11.3 million in transaction costs related to this Merger and other RVI related expenses. DSW also assumed all of RVI’s obligations including the PIES and warrants. The PIES and warrants amounted to $234.6 million in additional short-term liabilities. The Company incurred a non-cash charge of $77.8 million related to the change in fair value of the derivative instruments, PIES and warrants, in the first six months of fiscal 2011, compared to a non-cash charge of $14.2 million related to the change in fair value of derivative instruments during the comparable period last year.

We have continued making investments in our business that are critical to long-term growth. During the first six months of fiscal 2011, we invested $34.6 million in capital expenditures compared to $18.1 million during the first six months of fiscal 2010. Our capital expenditures were primarily related to opening new stores, remodeling existing stores and improving our information technology infrastructure. As of July 30, 2011, our cash and short-term investments balance was $350.7 million. We had $66.8 million in long-term investments.

As of July 30, 2011, we operated 319 DSW stores, dsw.com and leased departments in 259 Stein Mart stores, 72 Gordmans stores, 20 Filene’s Basement stores and one Frugal Fannie’s store. DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the leased business division.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of operations:
	Three months ended		Six months ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.3)	(69.7)	(66.6)	(68.4)
Gross profit	32.7	30.3	33.4	31.6
Operating expenses	(22.4)	(20.9)	(22.4)	(21.5)
Change in fair value of derivative instruments	(4.8)	4.1	(7.9)	(1.6)
Operating profit	5.5	13.5	3.1	8.5
Interest expense, net	(1.0)	(0.7)	(0.8)	(0.6)
Income from continuing operations before income taxes	4.5	12.8	2.3	7.9
Income tax benefit (provision)	26.1	(4.2)	10.2	(3.5)
Income from continuing operations	30.6	8.6	12.5	4.4
Total income from discontinued operations, net	0.0	0.0	0.0	0.3
Net income	30.6	8.6	12.5	4.7
Less: net income attributable to the noncontrolling interests	(1.2)	(2.1)	(2.1)	(2.3)
Net income, net of noncontrolling interests	29.4%	6.5%	10.4%	2.4%

THREE MONTHS ENDED JULY 30, 2011 COMPARED TO THREE MONTHS ENDED JULY 31, 2010

Net Sales. Net sales for the second quarter of fiscal 2011 increased 14.7% from the second quarter of fiscal 2010. The following table summarizes the increase in our net sales:
Three months ended July 30, 2011
(in millions)
Net sales for the three months ended July 31, 2010	$415.1
Increase in comparable sales	50.1
Net increase from non-comparable and closed store sales	11.1
Net sales for the three months ended July 30, 2011	$476.3

The following table summarizes our net sales by reportable segment:
	Three months ended
	July 30, 2011	July 31, 2010
	(in millions)
DSW	$442.1	$381.9
Leased business division	34.2	33.2
Total DSW Inc.	$476.3	$415.1

The following table summarizes our comparable sales change by reportable segment and in total:
Three months ended
July 30, 2011
DSW	13.0%
Leased business division	3.7%
DSW Inc.	12.3%

The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com, and an increase in the overall basket size. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 12.3%, men's by 16.5%, athletic by 7.6% and accessories by 23.2%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 30.3% in the second quarter of fiscal 2010 to 32.7% in the second quarter of fiscal 2011. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	July 30, 2011	July 31, 2010
DSW	33.6%	31.1%
Leased business division	20.0%	20.5%
DSW Inc.	32.7%	30.3%

DSW segment merchandise margin, gross profit excluding occupancy and warehousing expenses, a non-GAAP measure, increased as a percentage of net sales to 46.0% for the second quarter of fiscal 2011 from 45.4% for the comparable period last year due to a decrease in markdown activity. The reduction in markdown activity was the result of the composition and mix of inventory position being aligned to sales expectations and results.  Store occupancy expense for the DSW segment decreased as a percentage of net sales to 10.7% for the second quarter of fiscal 2011 from 12.7% for the comparable period last year primarily as a result of increased average store sales and a decrease in occupancy expense. Warehousing expense was flat to the comparable period last year.

Gross profit for the leased business division decreased as a percentage of net sales for the second quarter of fiscal 2011.

Operating Expenses. Operating expenses as a percentage of net sales were 22.4% and 20.9% for the three months ended July 30, 2011 and July 31, 2010, respectively. The deleverage in operating expenses was driven by DSW and RVI merger-related transaction costs and other RVI related expenses, primarily costs related to a leased facility and legal expenses, of $6.1 million in the second quarter of 2011.

Change in Fair Value of Derivative Instruments.  During the second quarters of fiscal 2011 and fiscal 2010, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $4.3 million and a non-cash reduction of expense of $4.6 million, respectively, related to the change in the fair value of warrants. During the second quarters of fiscal 2011 and fiscal 2010, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $18.6 million and a non-cash reduction of expense of $12.6 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the increase in stock price.

Interest Expense. Interest expense for the second quarter of fiscal 2011 increased $2.3 million compared to the second quarter of fiscal 2010. The increase is related to the full amortization of the RVI credit facility deferred financing costs at the payoff date.

Interest Income.  Interest income increased $0.3 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

Income Taxes. Our effective tax rate for the second quarter of fiscal 2011 was (591.7%), compared to 33.1% for the second quarter of fiscal 2010. The effective tax rate was favorably impacted by the release of the valuation allowance and other merger related tax items.

Income (loss) from Discontinued Operations – Value City. During the second quarter of fiscal 2011, the $0.2 million, net of tax income from discontinued operations - Value City is due to a revaluation of a guarantee due to the passage of time. During the second quarter of fiscal 2010, the loss from discontinued operations, net of tax - Value City of less than $0.1 million was due to an increase in other expenses resulting from the disposal of Value City.

Income from Discontinued Operations – Filene’s Basement. There was no income or loss from discontinued operations – Filene’s Basement during the second quarter of fiscal 2011. During the second quarter of fiscal 2010, the gain from discontinued operations, net of tax - Filene’s Basement of $0.2 million was due to a decrease in other expenses resulting from the disposal of Filene’s Basement.

Noncontrolling Interests.  For the second quarters of fiscal 2011 and fiscal 2010, net income attributable to the noncontrolling interests was $6.0 million and $8.9 million, respectively. As of the merger date, there are no noncontrolling interests.

SIX MONTHS ENDED JULY 30, 2011 COMPARED TO SIX MONTHS ENDED JULY 31, 2010

Net Sales. Net sales for the six months ended July 30, 2011 increased 13.3% from the six months ended July 31, 2010. The following table summarizes the increase in our net sales:
Six months ended July 30, 2011
(in millions)
Net sales for the six months ended July 31, 2010	$864.7
Increase in comparable sales	97.9
Net increase from non-comparable and closed store sales	17.3
Net sales for the six months ended July 30, 2011	$979.9

The following table summarizes our net sales by reportable segment:
	Six months ended
	July 30, 2011	July 31, 2010
	(in millions)
DSW	$904.5	$793.6
Leased business division	75.4	71.1
Total DSW Inc.	$979.9	$864.7

The following table summarizes our comparable sales change by reportable segment and in total:
Six months ended
July 30, 2011
DSW	11.9%
Leased business division	6.7%
DSW Inc.	11.5%

The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com, and an increase in the overall basket size. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 11.5%, men's by 16.9%, athletic by 4.6% and accessories by 21.6%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 31.6% in the six months ended July 31, 2010 to 33.4% in the six months ended July 30, 2011. By reportable segment and in total, gross profit as a percentage of net sales was:
	Six months ended
	July 30, 2011	July 31, 2010
DSW	34.4%	32.4%
Leased business division	21.7%	22.3%
DSW Inc.	33.4%	31.6%

DSW segment merchandise margin, gross profit excluding occupancy and warehousing expenses, a non-GAAP measure, increased as a percentage of net sales to 46.6% for the six months ended July 30, 2011 from 45.9% for the comparable period last year due to a decrease in markdown activity. The reduction in markdown activity was the result of the composition and mix of inventory position being aligned to sales expectations and results.   Store occupancy expense for the DSW segment decreased as a percentage of net sales to 10.5% for the six months ended July 30, 2011 from 11.9% for the comparable period last year primarily as a result of increased average store sales and flat occupancy expenses. Warehousing expense of 1.7% increased 20 basis points from the comparable period last year primarily as a result of supporting our size optimization initiative and dsw.com sales growth.

Gross profit for the leased business division decreased as a percentage of net sales for the six months ended July 30, 2011 due to an increase in clearance markdown activity, which drove sales.

Operating Expenses. Operating expenses as a percentage of net sales were 22.4% and 21.5% for the six months ended July 30, 2011 and July 31, 2010, respectively. The deleverage in operating expenses was driven by DSW and RVI merger-related transaction costs and RVI related expenses, primarily costs related to a leased facility and legal expenses, of $11.3 million incurred during the six months ended July 30, 2011.

Change in Fair Value of Derivative Instruments.  During the six months ended July 30, 2011 and July 31, 2010, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $15.1 million and $3.1 million, respectively, related to the change in the fair value of warrants. During the six months ended July 30, 2011 and July 31, 2010, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $62.7 million and $11.1 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the increase in stock price.

Interest Expense. Interest expense for the six months ended July 30, 2011 increased $2.7 million compared to the six months ended July 31, 2010. The increase is related to the interest expense and full amortization of the RVI credit facility deferred financing cost at the payoff date.

Interest Income.  Interest income for the six months ended July 30, 2011 was flat compared to the six months ended July 31, 2010.

Income Taxes. Our effective tax rate for the six months ended July 30, 2011 was (441.7%), compared to 43.8% for the six months ended July 31, 2010. The effective tax rate was favorably impacted by the release of the valuation allowance and other merger related tax items.

Income (loss) from Discontinued Operations – Value City. During the six months ended July 30, 2011, the $0.2 million, net of tax income from discontinued operations – Value City is due to a revaluation of a guarantee due to the passage of time. During the six months ended July 31, 2010, the loss from discontinued operations, net of tax - Value City of less than $0.1 million was primarily due to an increase in other expenses resulting from the disposal of Value City.

Income from Discontinued Operations – Filene’s Basement. There was no income or loss from discontinued operations – Filene’s Basement during the six months ended July 30, 2011. During the six months ended July 31, 2010, the $3.0 million gain from discontinued operations, net of tax – Filene’s Basement is primarily due to an initial distribution from the debtor’s estates and a decrease in other expenses resulting from the disposal of Filene’s Basement.

Noncontrolling Interests.  For the six months ended July 30, 2011 and July 31, 2010, net income attributable to the noncontrolling interests was $20.7 million and $20.2 million, respectively. As of the merger date, there are no noncontrolling interests.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital decreased $35.4 million to $285.2 million as of July 30, 2011 from $320.6 million as of January 29, 2011, primarily due to increases in the conversion feature of short-term debt and the warrant liability, partially offset by an increase in cash and investments and decreases in other current liabilities. As of July 30, 2011 and January 29, 2011, the current ratio was 1.6 and 1.8, respectively.

Operating Cash Flows. For the six months ended July 30, 2011, our net cash provided by operations was $65.5 million, compared to $13.3 million for the six months ended July 31, 2010. Although our income before discontinued operations increased $84.1 million, it was primarily driven by non-cash deferred income tax benefit and partially offset by non-cash expense from the change in fair value of derivative instruments.

Although our plan of continued expansion could place increased demands on our financial, managerial, operational and administrative resources and result in increased demands on management, we do not believe that our anticipated growth plan will have a material unfavorable impact on our operations or liquidity. Uncertainty in the United States economy could result in reductions in customer traffic and comparable sales with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These potential negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.

The Merger allows the potential to utilize RVI’s federal net operating losses and additional tax credits to offset future taxable income, which may generate significant cash tax savings over the next several years.

Investing Cash Flows. For the six months ended July 30, 2011, our net cash used in investing activities was $113.3 million compared to $71.1 million for the six months ended July 31, 2010. During the six months ended July 30, 2011, we incurred $34.6 million in capital expenditures, of which $27.6 million related to stores and $7.0 million related to information technology and business infrastructure. During the six months ended July 30, 2011, we had net purchases of short-term and long-term investments of $79.1 million compared to net purchases of short-term and long-term investments of $53.7 million during the six months ended July 31, 2010.

We expect to spend approximately $80 million for capital expenditures in fiscal 2011. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open approximately 17 stores in fiscal 2011 and approximately 20 stores in fiscal 2012. During fiscal 2010, the average investment required to open a typical new DSW store was approximately $1.8 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.9 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Cash Flows. For the six months ended July 30, 2011, our net cash used in financing activities was $1.7 million compared to $0.7 million for the six months ended July 31, 2010. The increase in cash used in financing activities is primarily related to Merger related activity and an increase in stock option exercises.

On August 10, 2011, we announced that we are settling our obligations under the PIES with between 3.8 million and 4.9 million Class A Common Shares. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares or approximately 3.8 million shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares, or between 3.8 million and 4.9 million shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, or approximately 4.9 million shares.

We also announced that we are issuing a special dividend of $2.00 per share with a record date of September 20, 2011 to be paid on September 30, 2011. DSW also announced the commencement of a quarterly dividend of $0.15 per share to be paid on the same date.

At the merger date, we assumed RVI’s obligations under the warrants. The warrants are exercisable for DSW shares and do not have any cash outflows associated with any exercises.

The Credit Facilities and other debt obligations are described more fully below:

$100 Million Credit Facility. On June 30, 2010, we entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under the Credit Facility, we and our subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon our request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under our previous credit arrangement, to provide for our ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon our revolving credit availability. Swing loans bear interest under the base rate option. Our right to obtain advances under the Credit Facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to DSW’s management and the operation of DSW’s business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem our stock and limit cash dividends up to the aggregate amount of 50% of the previous year’s net income. Additional covenants limit our payments for capital expenditures to $75 million in any fiscal year, amended to $100 million in August 2011, and if we have direct borrowings greater than $25 million, our Credit Facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. We paid $34.1 million for capital expenditures in the first six months of fiscal 2011. As of both July 30, 2011 and January 29, 2011, we were not required to calculate the fixed charge coverage ratio as we did not have direct borrowings greater than $25 million. As of July 30, 2011 and January 29, 2011, we had availability under the Credit Facility of $75.4 million and $80.8 million, respectively, and were in compliance with all covenants related to the Credit Facility.

$143.75 Million Premium Income Exchangeable SecuritiesSM (“PIES”). On August 10, 2006, Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES in the aggregate principal amount of $125.0 million. The closing of the transaction took place on August 16, 2006. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18.75 million of PIES. The $143.75 million PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. The PIES are mandatorily exchangeable, on the maturity date, into DSW Class A Common Shares, which are issuable upon exchange of DSW Class B Common Shares, beneficially owned by RVI prior to the Merger, and now owned by Merger Sub. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares, subject to adjustment as provided in the PIES.  On August 10, 2011, DSW announced its intention to settle the PIES in shares.

The embedded exchange feature of the PIES is accounted for as a derivative, which is recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.

During the three months ended July 30, 2011 and July 31, 2010, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $18.6 million and a non-cash reduction in expense of $12.6 million, respectively, related to the change in the fair value of the conversion feature of the PIES. During the six months ended July 30, 2011 and July 31, 2010, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $62.7 million and $11.1 million, respectively, related to the change in the fair value of the conversion feature of the PIES. As of July 30, 2011 and January 29, 2011, the fair value liability recorded for the conversion feature of the PIES was $69.1 million and $6.4 million, respectively.

Warrants. DSW, and prior to the Merger, RVI, has outstanding warrants to purchase up to 753,185 DSW Common Shares to Schottenstein RVI LLC, a related party, at an initial exercise price of $10.35 per share. The warrants also include an option for 328,915 DSW Class A Common Shares at an initial exercise price of $19.00 per share. The warrants are subject to certain anti-dilution provisions and are exercisable at any time on or prior to June 11, 2012. DSW has granted registration rights with respect to the shares issuable upon exercise of the warrants.
On April 28, 2011, RVI issued 221,037 of its common shares (which represent 96,151 DSW Common Shares factoring in the conversion ratio of 0.435 subsequent to the Merger), without par value, to Millennium Partners, L.P. (“Millennium”) in connection with Millennium’s exercise of its outstanding term warrant that was originally issued by the Company on July 5, 2005. The common shares were issued at an exercise price of $4.50 per share, for an aggregate cash purchase price of $1.0 million. In connection with this exercise, the Company reclassified $3.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2011. In connection with this issuance, no underwriters were utilized, and no commissions were paid.

On November 16, 2010, RVI issued 1,214,572 of its common shares (which represent 528,338 DSW Common Shares factoring in the conversion ratio of 0.435 subsequent to the Merger), without par value, to Cerberus Partners, L.P. (“Cerberus”) in connection with Cerberus’ exercise of its outstanding term warrant that was originally issued by the Company on July 5, 2005. The warrant was exercised on a cashless exercise basis as permitted by the warrant, resulting in the issuance of 1,214,572 of the 1,731,460 shares (which represent 528,338 of 753,185 DSW Common Shares factoring in the conversion ratio of 0.435 subsequent to the Merger) for which the warrant could have been exercised (at an exercise price of $4.50 per share). In connection with this issuance, no payment was made to the Company, no underwriters were utilized, and no commissions were paid.

During the three months ended July 30, 2011, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $4.3 million related to the change in the fair value of the warrants, all of which was held by a related parties.  During the three months ended July 31, 2010, RVI recorded a non-cash reduction of expense of $4.6 million related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash reduction of expense of $2.1 million. During the six months ended July 30, 2011, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $15.1 million related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $13.9 million.  During the six months ended July 31, 2010, RVI recorded a non-cash charge of $3.1 million related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $1.4 million. The fair value of the warrants was $32.1 million and $20.6 million at July 30, 2011 and January 29, 2011, respectively.

RVI credit facility. In connection with the completion of the Merger, DSW repaid RVI’s obligations under the RVI credit facility with SEI, a Schottenstein Affiliate, of $11.0 million in principal and $0.1 million in interest.

Contractual Obligations

We had outstanding letters of credit that totaled approximately $24.6 million and $19.2 million, respectively, as of July 30, 2011 and January 29, 2011 under our Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of July 30, 2011, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $4.1 million as of July 30, 2011. In addition, we have signed lease agreements for 15 new store locations expected to be opened over the next 18 months, with total annual rent of approximately $10.9 million. In connection with the new lease agreements, we will receive a total of $8.7 million of construction and tenant allowance reimbursements for expenditures at these locations.

We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of July 30, 2011 or January 29, 2011.

Off-Balance Sheet Arrangements

As of July 30, 2011, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the SEC.

Proposed Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 2 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards implemented.

Critical Accounting Policies

As discussed in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

▪
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

▪
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

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit. DSW records a reduction to inventories and charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported DSW’s shrinkage estimates.

Our cost of sales includes the cost of merchandise, which includes markdowns and shrinkage. We also include in cost of sales expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation and including impairments). Prior to the merger, Retail Ventures included these costs in operating expenses. Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities, maintenance and other operating costs that are passed to us from the landlord. Distribution costs include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to our stores and from the fulfillment center to the customer. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to us by our landlords. Our cost of sales critical accounting policy has been updated from RVI’s policy to DSW’s historical policy.

▪
Investments. Our investments are valued using a market-based approach using level 1 and 2 inputs. Our equity investment is recorded at cost and reviewed for impairment using an income approach valuation model that uses level 3 inputs such as the financial condition of the entity. We evaluate our investments for impairment and whether impairment is other-than-temporary. In determining whether impairment has occurred, we review information about the underlying investment that is publicly available and assess our ability to hold the securities for the foreseeable future. Based on the nature of the impairment(s), we would record temporary impairments as unrealized losses in other comprehensive loss or other-than-temporary impairments in earnings. The investment is written down to its current market value at the time the impairment is deemed to have occurred.

▪
Asset Impairment and Long-lived Assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset or asset group over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is included in cost of sales. We believe as of July 30, 2011 that the long-lived assets’ carrying amounts and useful lives are appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

▪
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

▪
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

▪
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

▪
Pension. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

▪
Change in fair value of derivative instruments. In accordance with ASC 815, Derivatives and Hedging, DSW, and prior to the Merger, RVI, recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. The Black-Scholes Pricing Model is used to calculate the fair value of derivative instruments.

▪	Sale of subsidiary stock. Prior to the Merger, sales of stock by a subsidiary were accounted for by Retail Ventures as capital transactions.

Item 3.   Qantitative and Qualitative Disclosures About Market Risk.

Cash and Investments- Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also have investments in various short-term and long-term investments. Our available-for-sale investments generally renew every 7 days and we also have held-to-maturity investments that have terms greater than 365 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their term to maturity and thus may limit our ability to invest in higher income investments.

$100 Million Credit Facility- As of July 30, 2011, there was no long-term debt outstanding under this Facility.  Future borrowings, if any, would bear interest at rates in accordance with our credit facility and would be subject to interest rate risk. Because we have no outstanding debt under this Facility, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Warrants- For derivatives that are not designated as hedges under ASC 815, Derivatives and Hedging, changes in the fair values are recognized in earnings in the period of change. The Company estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of July 30, 2011, DSW had warrants outstanding to purchase up to 753,185 DSW Common Shares.

During the first three and six months ended July 30, 2011, DSW, and prior to the Merger, RVI, recorded a non-cash charge related to the change in the fair value of the warrants of $4.3 million and $15.1 million, respectively. As of July 30, 2011, the aggregate fair value liability recorded relating to the warrants is $32.1 million. The fair value liability was estimated as of July 30, 2011 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.3%; expected life of 0.9 years; expected volatility of 41.4% and an expected dividend yield of 0.0%. As the warrants may be exercised for either Class A or Class B Common Shares of DSW, the settlement of such warrants will not result in a cash outlay by DSW. The Term Loan Warrants expire on June 11, 2012.

Conversion Feature of PIES- During the first three and six months ended July 30, 2011, DSW, and prior to the Merger, RVI, recorded a non-cash charge related to the change in fair value of the conversion feature of the PIES of $18.6 million and $62.7 million, respectively. As of July 30, 2011, the fair value liability recorded for the conversion feature was $69.1 million. The fair value was estimated as of July 30, 2011 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.5%; expected life of 1.5 months; expected volatility of 44.5%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

Litigation relating to the Merger of DSW and RVI- Purported shareholders of Retail Ventures filed two putative shareholder class action lawsuits in an Ohio state court captioned as follows: Steamfitters local #449 Retirement Security Fund v. Schottenstein, et. al (“Steamfitters”), filed February 14, 2011, and Farkas v. Retail Ventures, Inc. (“Farkas”), filed March 11, 2011. The Steamfitters action was brought against Retail Ventures and its directors and chief executive officer and DSW. The Farkas action was brought against Retail Ventures and its directors, and DSW and Merger Sub. The Steamfitters action alleges, among other things, that Retail Ventures and its directors breached their fiduciary duties by approving the merger agreement and that Retail Ventures’ chief executive officer and DSW aided and abetted in these alleged breaches of fiduciary duty. The Farkas action alleges, among other things, that the Retail Ventures’ board of directors breached its fiduciary duties by approving the Merger agreement and failing to disclose certain alleged material information, and that Retail Ventures and DSW aided and abetted these alleged breaches of fiduciary duty. Both complaints sought, among other things, to enjoin the shareholder vote on the Merger, as well as money damages. On May 9, 2011, the court granted plaintiffs’ motion to consolidate the actions.  In order to avoid the costs associated with the litigation, the parties have agreed to the terms of a disclosure-based settlement of the lawsuits set forth in an executed memorandum of understanding that was filed with the court. The memorandum of understanding provided for, among other things, additional public disclosure with respect to the Merger, which was included in the joint proxy statement/prospectus sent to the shareholders of RVI and DSW. The memorandum of understanding is subject to definitive settlement documents and final court approval. The plaintiffs have filed final settlement documents in Ohio state court, which remain subject to final court approval. If the parties are unable to obtain final court approval of the settlement, then the litigation may proceed, and the outcome of any such litigation is inherently uncertain.

For further information regarding the foregoing legal proceedings, see DSW's Legal Proceedings set forth in Part II, Item 1 of DSW's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, filed with the SEC on May 25, 2011.

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

Risk Factors Related to the Merger

Prior to the Merger, Retail Ventures had actual liabilities and significant contingent liabilities. As of the merger date, Merger Sub, a subsidiary of DSW, is required to fulfill Retail Ventures’ obligations with respect to these actual liabilities and contingent liabilities, if they become actual liabilities, which could adversely affect DSW’s results of operations and financial condition.

Merger Sub is obligated with respect to all of Retail Ventures’ liabilities and significant contingent liabilities. Retail Ventures guaranteed the obligations of Filene’s Basement in connection with three leases for retail store locations. Merger Sub is now responsible for these guarantees. In addition, Retail Ventures was the tenant under two leases for which it had subleased the property to a third party. Retail Ventures remained principally responsible for the rent due under these leases, and if the subtenants do not pay the rent to the landlord, Merger Sub would be required to make full rent payments to the landlords. All of the foregoing circumstances or events could have an adverse impact on DSW’s financial condition and results of operations.

In addition, if the assumptions or estimates regarding the amount of any actual or contingent liabilities made by the parties were incorrect or become incorrect due to changes in economic conditions, among other reasons, this could cause the amount of any actual liability to exceed the amounts assumed or estimated by the parties in negotiating the Merger, which could have an adverse effect on DSW’s results of operations and financial condition.

The Schottenstein Affiliates directly control or substantially influence the outcome of matters submitted for DSW shareholder votes following the Merger, and their interests may differ from DSW’s other shareholders.

The Schottenstein Affiliates are privately held entities controlled by Jay L. Schottenstein, chairman of the board of directors of DSW, and members of his family. As of July 30, 2011, the Schottenstein Affiliates have approximately 77.3% of the voting power of the outstanding DSW Common Shares. The Schottenstein Affiliates directly control or substantially influence the outcome of all matters submitted to DSW’s shareholders for approval, including the election of directors, approval of Mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of DSW’s other shareholders, and their level of ownership and voting power in DSW may have the effect of delaying or preventing a subsequent change in control that may be favored by other DSW shareholders.

We do not expect a trading market for the DSW Class B Common Shares to develop and therefore any investment in DSW Class B Common Shares may be effectively illiquid, unless such DSW class B common shares are converted into DSW Class A Common Shares.

There is currently no public market for DSW Class B Common Shares. DSW does not intend to list the Class B Common Shares on any securities exchange or any automated quotation system. As a result, there can be no assurance that a secondary market will develop, and we do not expect any market makers to participate in a secondary market. Trading activity, if any, in the DSW Class B Common Shares will be very limited. Because the DSW Class B Common Shares are not listed on a securities exchange or automated quotation system, it may be difficult to obtain pricing information with respect to the shares. Accordingly, there may be a limited number of buyers if you decide to sell your DSW Class B Common Shares. This may affect the price you receive upon such sale. Alternatively, a holder of DSW Class B Common Shares could convert them into DSW Class A Common Shares prior to selling such shares. However, this could affect the timing of any such sale, which may in turn affect the price a holder may receive upon such sale.

An annual limitation on DSW’s ability to use net operating loss carryforwards may be imposed if there is a change in ownership of DSW.

After the merger with Retail Ventures, the combined entity has significant net operating loss carryforwards, referred to as NOLs, and other income tax attributes available to reduce taxable income in future years. DSW’s ability to utilize these NOLs may be limited by section 382 of the Internal Revenue Code if DSW undergoes an ownership change. An ownership change generally occurs if 5% shareholders (and certain persons treated as 5% shareholders) of an issuer’s stock, collectively, increase their ownership percentage by more than 50 percentage points within any three-year period. If an ownership change occurs, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs.

RVI entered into a settlement agreement with liquidating Filene’s Basement addressing certain claims and providing for RVI’s assumption of the liquidating Filene’s Basement defined benefit pension plan.

On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. Effective as of the court’s approval, under the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties.

Although the settlement agreement provides that RVI (and now its successor Merger Sub) will have certain allowed claims against the debtors, there can be no assurance as to whether Merger Sub will ultimately recover all of the amounts in connection with these claims. A plan of reorganization of the debtors was confirmed by the court on January 26, 2010, and an initial distribution from the debtors’ estates of $7.3 million to RVI has been made. However, there can be no assurance as to timing or the amount of any distribution in respect of its claims (or whether DSW will recover any of the remainder of the amounts in connection with its claims). In addition, as a result of the releases provided by the settlement agreement, RVI relinquished the right to pursue additional claims, which may include unknown or unmatured claims, against the debtors.

By assuming the liquidating Filene’s Basement defined benefit pension plan, RVI, and now Merger Sub, has become responsible for maintaining this plan, including the cost of contributions to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, and the costs incident to the normal administration of the plan and any possible deficiencies in plan administration. Required annual contributions will depend in part on changes in the fair market value of plan assets, as well as changes in interest rates used in calculating the accumulated benefit obligation, and such changes may be materially adverse during periods of market instability or decline.

Risk Factors Relating to PIES

PIES holders bear the full risk of a decline in the market price of the DSW Class A Common Shares between the pricing date for the PIES and the exchange date.

The number of DSW Class A Common Shares that the PIES holders will receive upon exchange is not fixed, but instead will depend on the applicable market value, which is the average of the volume weighted average prices of DSW Class A Common Shares during the 20 consecutive trading day period ending on the third trading day immediately preceding the exchange date. The aggregate market value of the DSW Class A Common Shares deliverable upon exchange may be less than the principal amount of the PIES.

The opportunity for equity appreciation provided by an investment in the PIES is less than that provided by a direct investment in DSW Class A Common Shares.

The aggregate market value of the DSW Class A Common Shares the PIES holders receive on the exchange date will only exceed the principal amount of the PIES if the applicable market value of the DSW Class A Common Shares exceeds the threshold appreciation price of $34.95. In addition, if the market value of DSW Class A Common Shares appreciates and the applicable market value is greater than the initial price of $27.41 but less than the threshold appreciation price of $34.95, the aggregate market value of the DSW Class A Common Shares deliverable upon exchange would be only equal to the principal amount of the PIES and the PIES holders will realize no equity appreciation of the DSW Class A Common Shares over the initial price.

The market price of the DSW Class A Common Shares, which may fluctuate significantly, may adversely affect the market price of the PIES.

We expect that generally the market price of DSW Class A Common Shares will affect the market price of the PIES more than any other single factor. The market price of the DSW Class A Common Shares will, in turn, be influenced by the operating results and prospects of DSW, by economic, financial and other factors and by general market conditions, including, among others: developments related to DSW; quarterly variations in DSW’s actual or anticipated operating results; changes by securities analysts in estimates regarding DSW; conditions in the retail industry; the condition of the stock market; general economic conditions; and sales of DSW’s Common Shares by its existing shareholders or holders of rights to purchase DSW Common Shares.

We expect that the market price of the PIES will be influenced by interest and yield rates in the capital markets, the dividend rate, if any, on DSW Class A Common Shares, the time remaining to the maturity of the PIES, our creditworthiness and the occurrence of certain events affecting DSW that do not require an adjustment to the exchange ratio. Fluctuations in interest rates in particular could, in turn, affect the market prices of the PIES and the DSW Class A Common Shares.

The PIES may adversely affect the market price for DSW Class A Common Shares.

The market price of the DSW Class A Common Shares is likely to be influenced by the PIES. For example, the market price of the DSW Class A Common Shares could become more volatile and could be depressed by (a) investors’ anticipation of the potential resale in the market of a substantial number of additional DSW Class A Common Shares received upon exchange of the PIES, (b) possible sales of DSW Class A Common Shares by investors who view the PIES as a more attractive means of equity participation in DSW than owning DSW Class A Common Shares and (c) hedging or arbitrage trading activity that may develop involving the PIES and DSW Class A Common Shares.

PIES holders have no rights with respect to DSW Class A Common Shares, but may be negatively affected by some changes made with respect to DSW Class A Common Shares.

Until the PIES holders acquire DSW Class A Common Shares upon exchange of the PIES, they have no rights with respect to the DSW Class A Common Shares (including, without limitation, voting rights, rights to respond to tender offers or rights to receive any dividends or other distributions on the DSW Class A Common Shares, if any (other than through an exchange adjustment)) prior to the exchange date, but their investment may be negatively affected by these events. PIES holders will be entitled to rights with respect to the DSW Class A Common Shares only after we deliver the DSW Class A Common Shares on the exchange date and only if the applicable record date, if any, for the exercise of a particular right occurs after the date the holders receive the shares.

Our obligations under the PIES are effectively junior to our other existing and future secured debt to the extent of the value of the assets securing that debt and effectively subordinate to the debt and other liabilities of our subsidiaries.

The PIES are effectively junior to our other existing and future secured debt to the extent of the value of the assets securing that debt, and effectively subordinate to the debt and other liabilities, including trade payables and preferred stock, if any, of our subsidiaries. Retail Ventures pledged sufficient DSW Common Shares to the collateral agent for the PIES to enable Merger Sub to satisfy its obligations to deliver DSW Class A Common Shares upon exchange of the PIES, and sufficient DSW Common Shares will continue to be subject to liens and/or contractual obligations to enable Merger Sub to satisfy its obligations to the warrantholders to deliver DSW Class A Common Shares upon exercise of the warrants. In addition, claims of unsecured creditors of DSW, including trade creditors, and claims of preferred shareholders, if any, of DSW will have priority with respect to the assets and earnings of such subsidiaries over the claims of creditors of Merger Sub, including holders of the PIES. The PIES, therefore, are effectively subordinated to creditors, including trade creditors, and preferred shareholders, if any, of our subsidiaries.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. Not applicable.

(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers.

DSW made no purchases of its Common Shares during the three months ended July 30, 2011.

On August 10, 2011, we announced our intention to pay a special dividend of $2.00 per share on September 30, 2011 with a record date of September 20, 2011. We also announced the commencement of a quarterly dividend of $0.15 per share. We did not pay cash dividends in fiscal 2010 or fiscal 2009. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our Credit Facility restricts the payment of dividends by us or our subsidiaries, up to the aggregate amount of up to 50% of the previous year’s net income provided that we meet the minimum cash requirement set forth in our Facility.

Item 3.   Defaults Upon Senior Securities. None.

Item 4.   Removed and Reserved.

Item 5.   Other Information. None.

Item 6.   Exhibits. See Index to Exhibits on page 42.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC.
(Registrant)

Date:	September 8, 2011	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1**
Purchase Agreement, dated as of January 23, 2008, by and between Retail Ventures, Inc. and VCHI Acquisition Co. Incorporated herein by reference to Exhibit 2.1 to Retail Ventures’ Form 8-K (file no 1-10767) filed January 24, 2008.

2.2**
Purchase Agreement, dated as of April 21, 2009 by and between Retail Ventures, Inc. and FB II Acquisition Corp. Incorporated herein by reference to Exhibit 2.1 to Retail Ventures’ Form 8-K (file no 1-10767) filed April 27, 2009.

3.1	Amended and Restated Articles of Incorporation of DSW Inc. dated May 25, 2011. Incorporated by reference to DSW’s Form 8-K filed May 26, 2011, Exhibit 3.1, File No. 001-32545.

4.1**
Indenture, dated as of August 16, 2006, by and between Retail Ventures, Inc. and HSBC Bank USA, National Association, as indenture trustee (Form of 6.625% Mandatorily Exchangeable Notes Due September 15, 2011 filed as Exhibit A thereto). Incorporated by reference to Exhibit 4.1 to Retail Ventures’ Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.1.1
Supplemental Indenture, dated as of May 25, 2011, by and among Retail Ventures, Inc., DSW MS LLC and HSBC Bank USA, National Association, as indenture trustee. Incorporated by reference to DSW’s Form 8-K filed May 26, 2011, Exhibit 4.2, File No. 001-32545.

4.2**
Collateral Agreement, dated as of August 16, 2006, by and between Retail Ventures, Inc., as pledgor, and HSBC Bank USA, National Association, as collateral agent, indenture trustee and securities intermediary. Incorporated by reference to Exhibit 4.2 to Retail Ventures’ Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.2.1
Amendment No. 1 to Collateral Agreement, dated as of May 25, 2011, by and among Retail Ventures, Inc., DSW MS LLC and HSBC Bank USA, National Association, as collateral agent, indenture trustee and securities intermediary. Incorporated by reference to DSW’s Form 8-K filed May 26, 2011, Exhibit 4.4, File No. 001-32545.

4.3**
 Pledge Agreement, dated as of August 16, 2006, made by Retail Ventures, Inc. with and in favor of Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.5 to Retail Ventures’ Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.4**
Form of Exchange Request by Retail Ventures, Inc. to DSW Inc. Incorporated by reference to Exhibit 4.5 to Retail Ventures’ Registration Statement on Form S-3/A (file no. 333-134225) filed on July 17, 2006.

10.1**
Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.56 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.1.1**
Assignment and Assumption of Lease Agreement, dated January 22, 2008, between Value City Department Stores LLC, Retail Ventures, Inc. and Jubilee-Sawmill LLC, an affiliate of SSC, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.55.1 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 25, 2008.

10.2#**
Sample Nonqualified Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.62 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.3#**
Sample Stock Appreciation Right Award Agreement issued by the Company to certain employees. Incorporated herein by reference to Exhibit 10.86 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 5, 2007.

10.4#**
Retail Ventures, Inc. Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). Incorporated by reference to Exhibit 10.95 to Form 10-K (file no. 1-10767) filed April 30, 2009. Incorporated by reference to Exhibit 10.95 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 30, 2009.

10.5#**
Second Amended and Restated Retail Ventures, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.96 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 30, 2009.

10.6*
First Amendment, dated August 10, 2011, to the $100,000,000 Revolving Credit Facility Credit Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and PNC Bank, National Association., as Administrative Agent, PNC Capital Markets LLC, as Sole Book Runner and Sole Lead Arranger, Bank of America, N.A, as Syndication Agent and Documentation Agent, and Fifth Third Bank and Wells Fargo Retail Finance, LLC as Managing Agents.

31.1	Rule 13a-14(a)/15d-14(a)Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	XBRL Instance Document

*	Filed herewith

**	Exhibits incorporated by reference to Retail Ventures, Inc. filings that are still relevant to Merger Sub

#	Management contract or compensatory plan or arrangement.