Form 10-Q
period 2011-10-29
DSW Inc.
filed 2011-12-02
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of outstanding Class A Common Shares, without par value, as of November 25, 2011 was 32,052,046 and Class B Common Shares, without par value, as of November 25, 2011 was 11,169,972.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)
	October 29, 2011	January 29, 2011
ASSETS
Cash and equivalents	$101,675	$99,126
Short-term investments	202,297	241,557
Accounts receivable, net	14,828	13,105
Accounts receivable from related parties	32	81
Inventories	377,945	309,013
Prepaid expenses and other current assets	19,950	30,900
Deferred income taxes	35,839	49,354
Total current assets	752,566	743,136

Property and equipment, net	227,448	212,342
Long-term investments	65,471	49,987
Goodwill	25,899	25,899
Deferred income taxes	104,868
Other assets	8,777	10,113
Total assets	$1,185,029	$1,041,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$154,150	$149,207
Accounts payable to related parties	1,097	1,069
Accrued expenses:
Compensation	24,697	25,162
Taxes	20,483	15,673
Other	52,188	49,694
Gift cards and merchandise credits	21,118	22,571
Conversion feature of short-term debt		6,375
Warrant liability	32,284	20,624
Current maturities of long-term debt		132,132
Total current liabilities	306,017	422,507

Other non-current liabilities	107,867	104,182
Deferred income taxes		25,919

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 and 69,600,000 authorized, respectively; 32,020,698 and 21,872,844 issued and outstanding, respectively	619,770	330,022
Class B Common Shares, no par value; 100,000,000 and 0 authorized, respectively; 11,169,972 and 0 issued and outstanding, respectively	171,864
Preferred Shares, no par value; 100,000,000 and 0 authorized, respectively; no shares issued or outstanding
Treasury Shares, at cost, 0 and 3,284 shares, respectively		(59)
Accumulated deficit	(14,647)	(78,940)
Accumulated other comprehensive loss	(5,842)	(5,842)
Total shareholders’ equity excluding noncontrolling interests	771,145	245,181
Noncontrolling interests		243,688
Total shareholders’ equity	771,145	488,869
Total liabilities and shareholders’ equity	$1,185,029	$1,041,477

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 29, 2011	October 30, 2 010	October 29, 2011	October 30, 2010
Net sales	$530,747	$489,269	$1,510,645	$1,353,926
Cost of sales	(350,465)	(330,049)	(1,002,661)	(921,623)
Operating expenses	(120,310)	(110,319)	(339,557)	(295,950)
Change in fair value of derivative instruments	20,924	(31,681)	(56,895)	(45,843)
Operating profit	80,896	17,220	111,532	90,510

Interest expense	(1,743)	(3,335)	(11,171)	(10,032)
Interest income	592	1,258	1,957	2,671
Interest expense, net	(1,151)	(2,077)	(9,214)	(7,361)
Non-operating income		1,500		1,500
Income from continuing operations before income taxes	79,745	16,643	102,318	84,649
Income tax (provision) benefit	(26,076)	(8,726)	73,625	(38,532)
Income from continuing operations	53,669	7,917	175,943	46,117
Income from discontinued operations, net of tax - Value City	5	2,187	173	2,152
Income from discontinued operations, net of tax - Filene’s Basement		4		3,009
Total income from discontinued operations, net of tax	5	2,191	173	5,161
Net income	53,674	10,108	176,116	51,278
Less: net income attributable to the noncontrolling interests		(13,428)	(20,695)	(33,642)
Net income (loss), net of noncontrolling interests	$53,674	$(3,320)	$155,421	$17,636

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share from continuing operations, net of noncontrolling interests	$1.30	$(0.26)	$4.77	$0.58
Diluted earnings (loss) per share from continuing operations, net of noncontrolling interests	$0.75	$(0.26)	$4.29	$0.58
Basic earnings per share from discontinued operations	$0.00	$0.10	$0.01	$0.24
Diluted earnings per share from discontinued operations	$0.00	$0.10	$0.00	$0.24
Basic earnings (loss) per share, net of noncontrolling interests	$1.30	$(0.16)	$4.78	$0.83
Diluted earnings (loss) per share, net of noncontrolling interests	$0.75	$(0.16)	$4.30	$0.82

Shares used in per share calculations:
Basic	41,214	21,331	32,545	21,327
Diluted	44,739	21,331	34,781	21,452

Income (loss) from continuing operations, net of tax and noncontrolling interests:
Income (loss) from continuing operations, net of tax and noncontrolling interests	$53,669	$(5,511)	$155,248	$12,475
Discontinued operations, net of tax	5	2,191	173	5,161
Net income (loss), net of noncontrolling interests	$53,674	$(3,320)	$155,421	$17,636

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Total Accumu- lated
	Class A Common Shares	Treasury Shares	Class A Common Shares	Treasury Shares	Accumulat- ed Deficit	Other Compre- hensive Loss	Noncon- trolling Interests	Total
Balance, January 30, 2010	21,299	3	$313,147	$(59)	$(100,277)	$(6,942)	$197,421	$403,290

Net income from continuing operations					12,475		33,642	46,117
Net income from discontinued operations					5,161			5,161
Total comprehensive income								$51,278
Capital transactions of subsidiary					3,369		3,868	7,237
Stock based compensation expense, before related tax effects			218					218
Net issuance of restricted shares	30		414					414
Exercise of stock options, net of settlement of taxes	6		85					85

Balance, October 30, 2010	21,335	3	$313,864	$(59)	$(79,272)	$(6,942)	$234,931	$462,522

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(in thousands)
(unaudited)

	Number of Shares							Total Accumu-lated
	Class A Common Shares	Class B Common Shares	Treasury Shares	Class A Common Shares	Class B Common Shares	Treasury Shares	Accum- ulated Deficit	Other Compre- hensive Loss	Noncon- trolling Interests	Total
Balance, January 29, 2011	21,873		3	$330,022		$(59)	$(78,940)	$(5,842)	$243,688	$488,869

Net income from continuing operations							155,248		20,695	175,943
Net income from discontinued operations							173			173
Total comprehensive income										$176,116

Pre-merger share and shareholders’ equity activity:
Capital transactions of subsidiary							2,778		6,467	9,245
Net settlement of restricted shares	(10)			(345)						(345)
RVI stock based compensation expense, before related tax effects				157						157
Exercise of RVI stock options, net of settlement of taxes	108			1,051						1,051
Exercise of warrant	96			4,579						4,579

Merger-related share and shareholders’ equity activity:
Purchase of noncontrolling interest	17,121			270,850					(270,850)
Exchange of Class A Common Shares for Class B Common Shares	(11,507)	11,507		(177,059)	177,059
Retirement of treasury shares			(3)	(59)		59
Fractional shares settled in cash	(1)			(28)						(28)
Cash settlement of RVI options and SARs				(7,000)						(7,000)
Stock compensation expense related to cash settled RVI options and SARs				255						255
RVI stock based compensation expense, before related tax effects				339						339

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(in thousands)
(unaudited)

	Number of Shares							Total Accumu-lated
	Class A Common Shares	Class B Common Shares	Treasury Shares	Class A Common Shares	Class B Common Shares	Treasury Shares	Accum- ulated Deficit	Other Compre- hensive Loss	Noncon- trolling interests	Total

Post-merger share and shareholders’ equity activity:
DSW stock based compensation expense, before related tax effects				2,595						2,595
Exercise of DSW stock options, net of settlement of taxes	168			2,974						2,974
Stock units granted	8			29						29
Vesting of restricted stock units, net of settlement of taxes	1			(30)						(30)
Excess tax benefit related to stock option exercises				4,469						4,469
Exchange of Class B Common Shares for Class A Common Shares	337	(337)		5,195	(5,195)
Settlement of PIES with Class A Common Shares	3,827			181,776						181,776
Dividends paid and accrued ($2.15 per share)							(93,906)			(93,906)

Balance, October 29, 2011	32,021	11,170		$619,770	$171,864		$(14,647)	$(5,842)		$771,145

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
Cash flows from operating activities:	October 29, 2011	October 30, 2010
Net income	$176,116	$51,278
Less: income from discontinued operations, net of tax	(173)	(5,161)
Income from continuing operations	175,943	46,117

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	6,031	2,795
Depreciation and amortization	38,218	34,823
Restricted shares granted		414
Restricted shares settlement	(345)
Capital transactions of subsidiary	2,778	3,369
DSW and RVI stock based compensation expense	3,346	218
Deferred income taxes	(118,142)	(13,607)
Change in fair value of derivative instruments	56,895	45,843
Loss on disposal of long-lived assets	936	805
Impairment of long-lived assets	1,626
Impairment of lease	3,394
Excess tax benefits related to stock option exercises	(4,469)
Other	3,937	5,525

Change in working capital, assets and liabilities:
Accounts receivable, net	(760)	(4,968)
Inventories	(68,932)	(70,162)
Prepaid expenses and other current assets	9,830	(11,809)
Accounts payable	4,625	18,221
Proceeds from construction and tenant allowances	7,079	1,633
Accrued expenses	8,952	(5,098)
Net cash provided by operating activities from continuing operations	130,942	54,119

Cash flows from investing activities:
Cash paid for property and equipment	(55,356)	(32,182)
Purchases of available-for-sale investments	(114,900)	(24,918)
Purchases of held-to-maturity investments	(149,314)	(147,348)
Maturities and sales of available-for-sale investments	144,174	68,145
Maturities of held-to-maturity investments	139,663	49,876
Activity related to equity investment - related party	(95)	199
Purchase of tradename		(225)
Net cash used in investing activities from continuing operations	(35,828)	(86,453)

Cash flows from financing activities:
Loan proceeds from related party loan	11,000
Payment of related party loan	(11,000)
Proceeds from exercise of RVI and DSW stock options	4,025	85
Cash settlement of RVI options and SARs	(7,000)
Debt issuance costs	(2,625)	(758)
Cash paid for fractional shares	(28)
Dividends paid	(92,401)
Proceeds from the exercise of warrants	995
Excess tax benefits related to stock option exercises	4,469
Net cash used in financing activities from continuing operations	(92,565)	(673)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine months ended
	October 29, 2011	October 30, 2010
Cash flows from discontinued operations:
Operating activities		5,161
Net increase in cash and equivalents from discontinued operations		5,161

Net increase (decrease) in cash and equivalents from continuing operations	2,549	(33,007)
Cash and equivalents, beginning of period	99,126	141,773
Cash and equivalents, end of period	$101,675	$113,927

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,291	$7,143
Cash paid during the period for income taxes	$24,552	$65,612

Non-cash investing, financing and operating activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$7,408	$4,740
Capital contribution to subsidiary		$945
Amortization of investment discounts and premiums	$4,249	$1,630
Settlement of PIES with Class A Common Shares	$181,776

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	BACKGROUND

On May 19, 2011, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) shareholders and DSW Inc. (“DSW”) shareholders approved the proposal presented to them at their respective special meetings of shareholders to adopt the merger agreement between DSW and Retail Ventures and to approve the merger (the “Merger”).  The Merger closed on May 26, 2011. Pursuant to the terms and conditions of the Agreement and Plan of Merger, Retail Ventures merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding Retail Ventures common share was converted into the right to receive 0.435 DSW Class A Common Shares, unless the holder properly and timely elected to receive a like amount of DSW Class B Common Shares in lieu of DSW Class A Common Shares. In connection with the Merger, RVI shareholders received 10.6 million DSW Class A Common Shares and 11.5 million DSW Class B Common Shares. Prior to the Merger, RVI held 27.4 million DSW Class B Common Shares, which were retired in the third quarter of fiscal 2011. Retail Ventures common shares, without par value, which traded under the symbol “RVI,” ceased trading on, and were delisted from, the New York Stock Exchange on May 26, 2011.

The Merger was accounted for as a reverse merger with Retail Ventures as the accounting acquirer and DSW (the surviving legal entity) as the accounting acquiree. As this was a common control transaction under Accounting Standard Codification (“ASC”) 805, Business Combinations, the Merger was accounted for as an equity transaction in accordance with ASC 810, Consolidation as the acquisition of a noncontrolling interest and purchase accounting was not applied. As a result, there was no adjustment to the historical cost carrying amounts of assets and liabilities reflected in the accompanying balance sheet. For financial reporting purposes, the Merger was accounted for as if the following transactions took place:

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

Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated Retail Ventures’ financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information has been and will be in future periods retrospectively recast for the following matters:

•	Share and per share information- DSW has recast all RVI historical share and per share information, including earnings per share, to reflect the 0.435 conversion ratio for all periods presented.

•
Segment presentation- DSW has maintained its historical segment presentation, which is consistent with how the chief operating decision maker reviews the business. DSW sells products through three channels: DSW stores, dsw.com and the leased business division. The DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division are reportable segments. In order to reconcile to the condensed consolidated financial statements, DSW includes other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments. The pre-merger or prior period condensed consolidated financial statements and notes have been recast to reflect the two reportable segments and other.

•
Cost of sales- DSW conformed its accounting policies and has recast its pre-merger or prior period financial statements and notes for warehousing and store occupancy costs historically reported by Retail Ventures within operating expenses to be consistent with DSW’s historical classification of these costs within cost of sales.  For the three months and nine months ended October 30, 2010, store occupancy and warehousing expenses of $61.6 million and $184.0 million, respectively, which were included in operating expenses for RVI, are included in cost of sales for DSW.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division. DSW offers a wide assortment of better-branded dress, casual and athletic footwear and accessories for women and men. As of October 29, 2011, DSW operated a total of 327 stores located in 40 states. During the nine months ended October 29, 2011, DSW opened 16 new DSW stores. In the second quarter of fiscal 2011, DSW added kids’ shoes to dsw.com.

DSW also operates leased departments for four retailers in its leased business division. As of October 29, 2011, DSW supplied merchandise to 261 Stein Mart stores, 74 Gordmans stores, 27 Filene’s Basement and Syms stores and one Frugal Fannie’s store. During the nine months ended October 29, 2011, DSW added 19 new leased departments and ceased operations in 8 leased departments. DSW owns the merchandise and the fixtures (except for Filene’s Basement and Syms stores, where DSW only owns the merchandise), records sales of merchandise, net of returns through period end and excluding sales tax, and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent.

Significant Accounting Policies

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of October 29, 2011 and January 29, 2011, the Company’s allowances for doubtful accounts were $0.8 million and $0.7 million, respectively.

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

Tradenames and Other Intangible Assets, Net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases at the time of RVI’s acquisition of DSW. As of both October 29, 2011 and January 29, 2011, the gross balance of tradenames was $13.0 million and the average useful lives of tradenames are 14 years. Accumulated amortization for tradenames was $11.5 million and $10.9 million as of October 29, 2011 and January 29, 2011, respectively. Amortization expense for the nine months ended October 29, 2011 was $0.6 million, and $0.3 million will be amortized during the remainder of fiscal 2011. Future amortization expense associated with the net carrying amount of intangible assets as of October 29, 2011 will be $0.9 million in fiscal 2012, $0.3 million in fiscal 2013 and less than $0.1 million in each of fiscal 2014 and fiscal 2015.

Customer Loyalty Program- DSW maintains a customer loyalty program for the DSW stores and dsw.com sales channels in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW makes assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability included in other accrued expenses as of October 29, 2011 and January 29, 2011 was $14.3 million and $12.4 million, respectively.

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the non-cancellable terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in other non-current liabilities was $33.4 million and $34.4 million as of October 29, 2011 and January 29, 2011, respectively.

Construction and Tenant Allowances- DSW receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the non-cancellable terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in other non-current liabilities and were $61.0 million and $60.4 million as of October 29, 2011 and January 29, 2011, respectively.

Noncontrolling Interests- The noncontrolling interests represented the portion of legacy DSW’s total shareholders’ equity owned by unaffiliated investors in DSW prior to the Merger. The noncontrolling interest percentage was computed by the ratio of shares held by unaffiliated interests. After the Merger, noncontrolling interests were eliminated.

Accumulated Other Comprehensive Loss- Accumulated other comprehensive loss was $5.8 million at both October 29, 2011 and January 29, 2011 and related to the defined benefit pension plan assumed in connection with the Merger. For the nine months ended October 29, 2011 and October 30, 2010, comprehensive income was equal to net income.

Accumulated Deficit- The accounting structure of the Merger resulted in the post-Merger Company presenting an accumulated deficit after DSW’s payment of the special and quarterly dividends on September 30, 2011. The DSW legal entity had sufficient retained earnings to pay the special and quarterly dividends.

Sales and Revenue Recognition- Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns through period end, exclude sales tax and are not recognized until collectability is reasonably assured. For sales through the dsw.com sales channel, DSW estimates a time lag for shipments to record revenue when the customer receives the goods and also includes revenue from shipping and handling in net sales while the related costs are included in cost of sales.

Revenue from gift cards is deferred and recognized upon redemption of the gift card. DSW’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. DSW recognized $0.2 million, as other operating income from gift card breakage during both of the three months ended October 29, 2011 and October 30, 2010. DSW recognized $0.7 million and $0.6 million, respectively, as other operating income from gift card breakage during the nine months ended October 29, 2011 and October 30, 2010.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Cost of Sales- In addition to the cost of merchandise, which includes markdowns and shrinkage, DSW includes in cost of sales expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation and including store impairments). Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities, maintenance and other operating costs that are passed to DSW from the landlord. Distribution costs include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to DSW’s stores and from the fulfillment center to the customer. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to DSW by its landlords. DSW conformed its accounting policies and has recast its pre-merger or prior period financial statements and notes for warehousing and store occupancy costs historically reported by Retail Ventures within operating expenses to be consistent with DSW’s historical classification of these costs within cost of sales.

Operating Expenses- Operating expenses include expenses related to store management and store payroll costs, advertising, leased business operations, store depreciation and amortization, new store advertising and other new store costs (which are expensed as incurred) and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, customer service center expenses, payroll and benefits for associates and payroll taxes. DSW conformed its accounting policies and has recast its pre-merger or prior period financial statements and notes for warehousing and store occupancy costs historically reported by Retail Ventures within operating expenses to be consistent with DSW’s historical classification of these costs within cost of sales.

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

In June 2011, the FASB issued an update to existing guidance related to the presentation of comprehensive income. The main provisions of this update provide that an entity that reports other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. The first option is a single statement that must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income.  The second option is a two statement approach, in which an entity must present the components of net income and total net income in the first statement and that statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This update is effective for interim and annual periods beginning after December 15, 2011. In November 2011, the FASB issued a proposed update to indefinitely defer the requirement to present reclassification adjustments in the statement of operations. Early adoption is permitted because compliance with the amendments is already permitted. The Company expects the adoption of this update in the first quarter of fiscal 2012 to change the presentation of its statement of operations.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

In September 2011, the FASB issued an update to existing guidance related to goodwill impairment testing. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. This update is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted, and the Company does not expect the adoption of this update in the fourth quarter of fiscal 2011 to affect its consolidated financial statements.

3.	RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of October 29, 2011, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the chairman of the DSW board of directors, and members of his family, owned approximately 29.4% of DSW’s outstanding Common Shares including director stock units, representing approximately 74.8% of the combined voting power of DSW’s outstanding Common Shares and also have the right to exercise outstanding warrants held by the Schottenstein Affiliates entitling them to acquire additional DSW Common Shares. DSW leases certain store, office space and distribution center locations owned by Schottenstein Affiliates. Accounts receivable from and payable to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. The balance of related party receivables as of October 29, 2011 and January 29, 2011, was less than $0.1 million and $0.1 million, respectively. As of both October 29, 2011 and January 29, 2011 the related party payables balances were $1.1 million.

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

Historically, both DSW and RVI have issued stock based compensation under their respective plans. After the Merger, DSW either cash settled or transferred all outstanding units and options under the RVI 2000 Stock Incentive Plan (“the RVI Plan”) to the DSW 2005 Equity Incentive Plan (“the DSW Plan”). At the date of the Merger, all RVI stock options and Stock Appreciation Rights (“SARs”) granted to directors immediately vested resulting in compensation expense of $0.3 million. At the election of each option holder, options and SARs were either paid in cash at a value equal to the RVI share price at close of the market on May 25, 2011 less the exercise price, or converted over to DSW options adjusted for 0.435 share exchange ratio. Immediately after the Merger, DSW paid $7.0 million related to the settlement of these options and SARs, which was treated as a reduction of common stock value, and transferred 72,830 options for DSW shares to the DSW Plan. DSW recorded additional stock compensation expense of $0.3 million related to the cash settled options and SARs as the fair value the recipient received was greater than the option they held. The transferred options are included in the DSW Stock Compensation Plan section below. The Retail Ventures stock compensation instruments were adjusted retrospectively for the conversion ratio. Excluding the transferred options, the DSW Plan was otherwise not affected as a result of the Merger.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

DSW Stock Compensation Plan

The DSW Plan provides for the issuance of equity awards to purchase up to 7.6 million DSW Common Shares. The DSW Plan covers stock options, restricted stock units and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the DSW Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, DSW did not have a stock option plan or any equity units outstanding. Prior to the Merger, RVI accounted for all DSW share activity as a capital transaction of a subsidiary.

Stock Options- In connection with the special dividend paid on September 30, 2011, DSW adjusted its outstanding stock options under the anti-dilution provision by decreasing the grant price and increasing the number of shares to make the optionee whole as required under the DSW plan. The following table summarizes DSW’s stock option activity:

Nine months ended October 29, 2011
(in thousands)
Outstanding, beginning of period	2,657
Granted	361
RVI options converted	73
Increase in options from dividend adjustment	114
Exercised	(465)
Forfeited	(78)
Outstanding, end of period	2,662
Exercisable, end of period	1,154

DSW expensed $3.9 million and $3.5 million, respectively, for the nine months ended October 29, 2011 and October 30, 2010 related to stock options. The weighted-average grant date fair value of each option granted in the nine months ended October 29, 2011 and October 30, 2010 was $20.44 and $13.40 per share, respectively. As of October 29, 2011, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $11.9 million with a weighted average expense recognition period remaining of 3.5 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for DSW options granted in each of the periods presented:

	Nine months ended
Assumptions:	October 29, 2011	October 30, 2010
Risk-free interest rate	2.4%	2.5%
Expected volatility of DSW common stock	55.1%	56.9%
Expected option term	5.9 years	4.9 years
Expected dividend yield	0.0%	0.0%

Restricted Stock Units- In connection with the special dividend paid on September 30, 2011, DSW issued forfeitable dividend equivalent units under the anti-dilution provision to make the grantee whole as required under the DSW plan. DSW also modified its restricted stock unit awards to grant forfeitable dividend equivalent units for the quarterly dividend resulting in incremental compensation expense of less than $0.1 million to be recognized over the remaining vesting period of the awards. The following table summarizes DSW’s restricted stock unit activity:

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Nine months ended October 29, 2011
(in thousands)
Outstanding, beginning of period	276
Granted	51
Dividend equivalents granted for special dividend	13
Dividend equivalents granted for quarterly dividend	1
Vested	(29)
Forfeited	(5)
Outstanding, end of period	307

DSW expensed $0.9 million and $0.7 million for the nine months ended October 29, 2011 and October 30, 2010, respectively, related to restricted stock units. As of October 29, 2011, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.3 million with a weighted average expense recognition period remaining of 2.8 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. In connection with the special dividend and quarterly dividends paid on September 30, 2011, DSW issued 8,469 forfeitable dividend equivalent units as required by the award agreements. During the nine months ended October 29, 2011 and October 30, 2010, DSW granted 29,338 director stock units, including the dividend equivalent units, and 31,130 director stock units, respectively, and expensed $0.9 million and $0.8 million, respectively, for these grants. As of October 29, 2011, 190,605 director stock units had been issued and no director stock units had been settled.

Retail Ventures Stock Compensation Plans

The RVI Plan provided for the issuance of stock options to purchase up to 13,000,000 common shares (which represent 5,655,000 DSW Common Shares factoring in the conversion ratio of 0.435 pursuant to the Merger) or the issuance of restricted stock to management, key employees of Retail Ventures and affiliates, consultants (as defined in the RVI Plan), and directors of Retail Ventures. Stock options generally vested 20% per year on a cumulative basis. Stock options granted under the RVI Plan were exercisable for a period of ten years from the date of grant.

Stock Options and SARs- Excluding any expense related to the Merger, Retail Ventures expensed $0.1 million and $0.2 million, for the nine months ended October 29, 2011 and October 30, 2010, respectively,  related to stock options. Retail Ventures expensed less than $0.1 million during each of the nine months ended October 29, 2011 and October 30, 2010, related to SARs.

Restricted Shares- Retail Ventures expensed $0.1 million and $0.4 million during the nine months ended October 29, 2011 and October 30, 2010, respectively, related to restricted shares. All restricted shares were settled in the first quarter of fiscal 2011.

5.	INVESTMENTS

DSW determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If DSW has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. The majority of DSW’s short-term available-for-sale investments generally have renewal dates of every 7 days, but longer stated maturities. Despite the long-term nature of the stated contractual maturities of these short-term investments, DSW has the ability to liquidate these securities shortly after the renewal dates. For short-term held-to-maturity investments, amortized cost approximates fair value. In addition to short-term investments, DSW has invested in certain longer term bonds to receive higher returns. These long-term investments have maturities greater than one year but shorter than three years and are classified as held-to-maturity. As of October 29, 2011, DSW’s long-term held-to-maturity investments have gross unrealized losses of $0.3 million.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table discloses the major categories of DSW’s investments as of the periods presented:

	Short-term investments		Long-term investments
	October 29, 2011	January 29, 2011	October 29, 2011	January 29, 2011
Available-for-sale:	(in thousands)
Bonds	$68,722	$93,996
Commercial paper		4,000
Total available-for-sale investments	68,722	97,996

Held-to-maturity:
Term notes	133,575	143,561
Bonds			$64,424	$49,035

Equity investment – related party			1,047	952
Total investments	$202,297	$241,557	$65,471	$49,987

6.	DEBT OBLIGATIONS AND WARRANT LIABILITIES

As of the effective time of the Merger, a subsidiary of DSW assumed RVI’s obligations under the Premium Income Exchangeable Securities (“PIES”) and warrants. As of January 29, 2011, debt obligations are comprised of the face value of $133.8 million less the debt discount of $1.6 million. The PIES were settled on September 15, 2011.

Derivative Instruments

In accordance with ASC 815, Derivatives and Hedging, DSW, and prior to the Merger, RVI, recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of October 29, 2011 or January 29, 2011. DSW does not hold or issue derivative financial instruments for trading purposes. DSW, and prior to the Merger, RVI, estimates the fair values of derivatives based on the Black-Scholes model using current market information.

$143.75 Million Premium Income Exchangeable SecuritiesSM (“PIES”)- On August 10, 2006, Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES, in the aggregate principal amount of $125.0 million. The closing of the transaction took place on August 16, 2006. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18.75 million of PIES. The $143.75 million PIES bore a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. The PIES were mandatorily exchangeable, on the maturity date, into DSW Class A Common Shares. On the maturity date, each holder of the PIES received a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006.

A subsidiary of DSW assumed, as of the effective time of the Merger, by supplemental indenture and supplemental agreement, all of RVI’s obligations with respect to the PIES. On September 15, 2011, DSW issued 3,826,855 of its Class A Common shares, without par value, to the holders of the PIES.  The exchange ratio was equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equaled or exceeded $34.95, the exchange ratio would have been 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares was less than $34.95 but greater than $27.41, the exchange ratio would have been between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares was less than or equal to $27.41, the exchange ratio would have been 1.8242 shares, subject to adjustment as provided in the PIES. The applicable market value exceeded $34.95, thus the exchange ratio was 1.4306 shares, resulting in the settlement of the PIES with 3.8 million DSW Class A Common Shares. In connection with this settlement, DSW reclassified $48.0 million from the conversion feature of short-term debt and $133.8 million from current maturities of long-term debt to paid in capital during the third quarter of fiscal 2011.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The embedded exchange feature of the PIES was accounted for as a derivative, which was recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addressed the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and was amortized into interest expense over the term of the PIES.

As of October 29, 2011, the discount on the PIES was fully amortized. The amount of interest expense recognized and the effective interest rate for the PIES were as follows for the periods presented:

	Nine months ended
	October 29, 2011	October 30, 2010
	(in thousands)
Contractual interest expense	$5,926	$7,143
Amortization of debt discount	1,618	1,762
Total interest expense	$7,544	$8,905

Effective interest rate	8.6%	8.6%

The fair value of the conversion feature of the PIES, prior to settlement, was estimated using the Black-Scholes pricing model with the following assumptions for the period presented:

Assumptions:	January 29, 2011
Risk-free interest rate	0.9%
Expected volatility of DSW common stock	46.8%
Expected term	0.6 years
Expected dividend yield	0.0%

Warrants- The detached warrants with dual optionality issued in connection with previously paid credit facilities qualified as derivatives under ASC 815, Derivatives and Hedging. The fair values of the warrants have been recorded on the balance sheet within current liabilities. As of October 29, 2011, DSW had outstanding warrants for 753,185 DSW Common Shares. As of January 29, 2011, RVI had outstanding warrants for 1,952,498 RVI Common Shares (which represent 849,336 DSW Common Shares factoring in the conversion ratio of 0.435 subsequent to the Merger). The warrants outstanding as of October 29, 2011 expire on June 11, 2012.

On April 28, 2011, Retail Ventures issued 221,037 (which represent 96,151 DSW Common Shares factoring in the conversion ratio of 0.435 subsequent to the Merger) of its common shares, without par value, to Millennium Partners, L.P. (“Millennium”) in connection with Millennium’s exercise of its outstanding term warrant that was originally issued by the Company on July 5, 2005. The common shares were issued at an exercise price of $4.50 per share, for an aggregate cash purchase price of $1.0 million. In connection with this exercise and in addition to the purchase price, Retail Ventures reclassified $3.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2011. In connection with this issuance, no underwriters were utilized, and no commissions were paid.

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

The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions for the periods presented:

Assumptions:	October 29, 2011	January 29, 2011
Risk-free interest rate	0.1%	0.5%
Expected volatility of common stock	50.0%	49.4%
Expected term	0.6 years	1.4 years
Expected dividend yield	1.1%	0.0%

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The fair values and balance sheet locations of DSW’s, and prior to the Merger, RVI’s, derivative liabilities are as follows for the periods presented:

	Balance Sheet Location	October 29, 2011	January 29, 2011
		(in thousands)
Warrants – related party	Warrant liability	$32,284	$18,290
Warrants – non-related party	Warrant liability		2,334
Conversion feature of short-term debt	Conversion feature of short-term debt		6,375
Total		$32,284	$26,999

The effect of derivative instruments on DSW’s, and prior to the Merger, RVI’s, condensed consolidated statements of operations is as follows for the periods presented:

	Three months ended		Nine months ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Warrants – related party	$(159)	$(3,858)	$(14,052)	$(5,292)
Warrants – non-related party		(4,351)	(1,192)	(5,968)
Conversion feature of short-term debt	21,083		(41,651)
Conversion feature of long-term debt		(23,472)		(34,583)
Income (expense) related to the change in fair value of derivative instruments	$20,924	$(31,681)	$(56,895)	$(45,843)

DSW $100 Million Secured Credit Facility- On June 30, 2010, DSW entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under the Credit Facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon DSW’s request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of DSW’s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under DSW’s previous credit arrangement, to provide for DSW’s ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at DSW’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon DSW’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon DSW’s revolving credit availability. Swing loans bear interest under the base rate option. DSW’s right to obtain advances under the Credit Facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to DSW’s management and the operation of DSW’s business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem its stock and limit cash dividends up to the aggregate amount of 50% of the previous year’s net income. Additional covenants limit payments for capital expenditures to $75 million in any fiscal year, amended to $100 million in August 2011, and if DSW has direct borrowings greater than $25 million, the Credit Facility also requires that DSW maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $55.4 million for capital expenditures in the first nine months of fiscal 2011. DSW was not required to calculate a fixed charge coverage ratio in the nine months ended October 29, 2011.

As of October 29, 2011, DSW had no outstanding borrowings under the Credit Facility, had availability under the facility of $87.7 million and had outstanding letters of credit of $12.3 million. As of January 29, 2011, DSW had no outstanding borrowings under the Credit Facility, had availability under the facility of $80.8 million and had outstanding letters of credit of $19.2 million. DSW is in compliance with the covenants under the Credit Facility.

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

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

•	Level 3 inputs are unobservable inputs.

Financial assets and liabilities measured at fair value on a recurring basis as of the periods presented consisted of the following:

	As of October 29, 2011				As of January 29, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:	(in thousands)
Cash and equivalents	$101,675	$101,675			$99,126	$99,126
Short-term investments	202,297		$202,297		241,557		$241,557
Long-term investments	65,194		64,147	$1,047	49,867		48,915	$952
	$369,166	$101,675	$266,444	$1,047	$390,550	$99,126	$290,472	$952

Liabilities:
Conversion feature of short-term debt					$6,375		$6,375
Warrant liability	$32,284		$32,284		20,624		20,624
	$32,284		$32,284		$26,999		$26,999

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

The following table presents the activity related to level 3 fair value measurements for long-term investments for the periods presented:

	Three months ended
	October 29, 2011	October 30, 2010
	(in thousands)
Carrying value at the beginning of the period	$1,047	$952
Carrying value at the end of the period	$1,047	$952

	Nine months ended
	October 29, 2011	October 30, 2010
	(in thousands)
Carrying value at the beginning of the period	$952	$1,151
Activity related to equity investment-related party	95	(199)
Carrying value at the end of the period	$1,047	$952

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

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

DSW recognized an impairment loss of $1.6 million on assets used in a leased office facility assumed in the Merger. Based on the projected future negative cash flows under the lease, DSW determined that the carrying value exceeded the expected future cash flows from the asset group and recorded a full impairment. The impairment of the related lease is discussed in Note 13.

					Total Losses
	Level 1	Level 2	Level 3	Fair Value as of the Impairment Date	Three months ended October 29, 2011	Nine months ended October 29, 2011
	(in thousands)				(in thousands)
Assets held and used			$0	$0	$1,626	$1,626

8.	EARNINGS PER SHARE

Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. For periods prior to the Merger, share count was determined by adjusting all historical Retail Ventures shares by the exchange ratio of 0.435.

Diluted earnings per share reflects the potential dilution of common shares adjusted, related to outstanding RVI stock options and SARs (prior to the Merger), outstanding DSW stock options (after the Merger) and warrants calculated using the treasury stock method. As PIES are exchangeable for DSW Class A Common Shares, they are included as potentially dilutive instruments based on the DSW common share price, after the Merger and before the settlement.

For all periods presented, where there was a loss in fair value of warrants (prior to and after the Merger) and PIES (after the Merger), the loss was included in the calculation of the net income and the corresponding shares were excluded from the diluted share count, if the effect was anti-dilutive.

The following is a reconciliation of the net income used in the calculation of diluted (loss) earnings per share computations for the periods presented for net income (loss) from continuing operations, net of noncontrolling interests:

	Three months ended		Nine months ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Net income (loss) from continuing operations, net of noncontrolling interests for basic earnings (loss) per share	$53,669	$(5,511)	$155,248	$12,475
Less: (gain) in fair value of PIES, net of tax effected interest expense, amortization of debt discount and amortization of deferred financing fees	(20,167)		(6,019)
Add: loss in fair value of warrants	159
Net income (loss) from continuing operations, net of noncontrolling interests for diluted earnings (loss) per share	$33,661	$(5,511)	$149,229	$12,475

The following is a reconciliation of the net income used in the calculation of diluted (loss) earnings per share computations for the periods presented for net income (loss), net of noncontrolling interests:

	Three months ended		Nine months ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Net income (loss), net of noncontrolling interests for basic earnings per share	$53,674	$(3,320)	$155,421	$17,636
Less: (gain) in fair value of PIES, tax effected interest expense, amortization of debt discount and amortization of deferred financing fees	(20,167)		(6,019)
Less: loss in fair value of warrants	159
Net income (loss), net of noncontrolling interests for diluted earnings per share	$33,666	$(3,320)	$149,402	$17,636

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following is a reconciliation of the number of shares used in the calculation of diluted (loss) earnings per share computations for the periods presented:

	Three months ended		Nine months ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Weighted average shares outstanding	41,214	21,331	32,545	21,327
Assumed exercise of dilutive RVI SARs			6	8
Assumed exercise of dilutive DSW stock options	799		474
Assumed exercise of dilutive DSW RSUs	161		91
Assumed exercise of dilutive RVI stock options			81	117
Assumed exercise of dilutive PIES	1,977		1,584
Assumed exercise of dilutive warrants	588
Number of shares for computation of diluted earnings per share	44,739	21,331	34,781	21,452

For the three and nine months ended October 29, 2011, the assumed exercise of 2.0 million and 1.6 million, respectively, DSW common shares that would convert upon settlement of the PIES were included in the calculation of shares as the effect would have been dilutive considering the gain in fair value of PIES. The total amount of common shares that would convert upon redemption of the PIES based on the average market price of DSW shares was 3.8 million, but the assumed conversion is prorated as the PIES are only included in the calculation of earnings per share after the Merger. After the settlement of the PIES, the issued shares are included in basic weighted average shares outstanding.

For the three months ended October 29, 2011, the assumed exercise of warrants for 0.6 million DSW common shares was included in the calculation of shares as they were dilutive. For the nine months ended October 29, 2011 and October 30, 2010, the assumed exercise of warrants for 0.6 million DSW common shares and 0.9 million DSW common shares, respectively, were not included in the calculation of shares as the effect would have been anti-dilutive.

There were 1.0 million securities outstanding for the three months ended October 30, 2010, 0.9 million of which were for the assumed exercise of warrants, that had an equity unit exercise price less than the average market price of the common shares for the period, but were not included in the computation of dilutive loss per share since the effect would be anti-dilutive due to the quarter-to-date net loss.

	Three months ended		Nine months ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Diluted earnings (loss) per share from continuing operations, net of noncontrolling interests	$0.75	$(0.26)	$4.29	$0.58
Diluted earnings (loss) per share, net of noncontrolling interests	$0.75	$(0.16)	$4.30	$0.82

The amount of securities outstanding as of October 29, 2011 and October 30, 2010 that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive was as follows:

	Three months ended		Nine months ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
RVI SARs		52	4	52
RVI stock options		60	10	69
DSW stock options	367		211
Total potentially dilutive instruments	367	112	225	121

9.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was 32.7% and 52.4%, respectively, for the three months ended October 29, 2011 and October 30, 2010. The Company’s effective tax rate was (72.0%) and 45.5%, respectively, for the nine months ended October 29, 2011 and October 30, 2010. For the nine months ended October 29, 2011, the effective tax rate was favorably impacted by the release of the valuation allowance and other merger related tax items, which has been reflected as an income tax benefit in the Company’s condensed consolidated statements of operations. In the second quarter of fiscal 2011, DSW was able to release the valuation allowance on RVI’s deferred tax assets as a result of the Company’s expected future taxable income. In addition, as a result of the Merger, the deferred tax liability related to RVI’s historical basis in DSW and the deferred tax asset related to the PIES were eliminated.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

For the fiscal 2011 periods presented, the following table presents a reconciliation of the effective tax rates:

	Three months ended October 29, 2011	Nine months ended October 29, 2011
Income tax expense at federal statutory rate	35.0%	35.0%
State and local taxes, net	4.8%	4.8%
Permanent book/tax differences	0.4%	0.6%
Warrants	0.1%	5.8%
Other merger related items	(7.6%)	(118.2%)
Income tax benefit	32.7%	(72.0%)

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

Value City- On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale and paid a fee of $0.5 million to the purchaser. Retail Ventures recognized an aggregate after-tax loss related to the Value City disposition of $64.4 million as of October 29, 2011.  The fiscal 2011 reduction of the loss of $0.2 million was due to a revaluation of a guarantee due to the passage of time.

Filene’s Basement- On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). RVI did not realize any cash proceeds from this transaction and paid a fee of $1.3 million to Buxbaum and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of October 29, 2011, the Company had a liability of $0.2 million under lease obligations related to leases not assumed by Syms Corp (“Syms”), the purchaser of Filene’s Basement. The Company has recognized an after-tax gain of $85.8 million on the transaction as of October 29, 2011.

Total Investment in Filene’s Basement as of April 21, 2009 (in thousands)	$90,026
Disposition costs:
Selling costs to dispose of Filene's Basement	(5,265)
Outstanding guarantees	(152)
Impairment of fixed assets not sold	(1,666)
Total disposition costs	(7,083)
Pre-tax gain on disposition of Filene's Basement	82,943
Less: tax effect	2,859
After tax gain on disposition of Filene's Basement	$85,802

Changes in the carrying value of assets with residual interest in the discontinued business are classified within continuing operations. The other accounts receivable from Filene’s Basement existed prior to the disposition of Filene’s Basement and the notes receivable and related interest receivable from Filene’s Basement were not forgiven pursuant to the disposition transaction, but as a result of Filene’s Basement filing for bankruptcy in May 2009 after the disposition transaction.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

See Note 14 regarding Syms’s and Filene’s Basement’s bankruptcy filing on November 2, 2011 for disclosure regarding Filene’s Basement leases guaranteed by a subsidiary of DSW related to leases that Syms assumed in its purchase of Filene’s Basement.

11.	PENSION PLAN

In the third quarter of fiscal 2011, DSW made contributions of $1.6 million to meet minimum funding requirements under the liquidating Filene’s Basement defined benefit pension plan (“the Pension Plan”). The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code of 1986, as amended. The following table shows the components of net periodic cost of the Pension Plan for the periods presented:

	Three months ended		Nine months ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Interest cost	$251	$248	$752	$743
Expected return on plan assets	(237)	(212)	(709)	(636)
Amortization of transition asset	0	(9)	0	(26)
Amortization of net loss	74	72	222	218
Net periodic cost	$88	$99	$265	$299

12.	SEGMENT REPORTING

DSW is maintaining its historical segment presentation, but has recast its segment presentation to include other. The Company sells products through three channels: DSW stores, dsw.com and the leased business division. The DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division are reportable segments. DSW has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of October 29, 2011 and January 29, 2011 is recorded in the DSW segment related to the DSW stores. In order to reconcile to condensed consolidated financial statements, DSW includes other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments.

	DSW	Leased Business	Other	Total
	(in thousands)
Three months ended October 29, 2011
Net sales	$491,929	$38,818		$530,747
Gross profit	174,173	6,109		180,282
Capital expenditures	20,462	199		20,661

Three months ended October 30, 2010
Net sales	$453,049	$36,220		$489,269
Gross profit	151,688	7,532		159,220
Capital expenditures	16,810	48		16,858

Nine months ended October 29, 2011
Net sales	$1,396,433	$114,212		$1,510,645
Gross profit	485,501	22,483		507,984
Capital expenditures	54,818	436		55,254

Nine months ended October 30, 2010
Net sales	$1,246,593	$107,333		$1,353,926
Gross profit	408,930	23,373		432,303
Capital expenditures	34,848	105		34,953

As of October 29, 2011
Total assets	$1,090,462	$97,576	$(3,009)	$1,185,029

As of January 29, 2011
Total assets	$925,250	$83,647	$32,580	$1,041,477

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

13.	COMMITMENTS AND CONTINGENCIES

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

In the first quarter of fiscal 2011, purported shareholders of Retail Ventures filed two putative shareholder class action lawsuits in an Ohio state court captioned as follows: Steamfitters local #449 Retirement Security Fund v. Schottenstein, et. al (“Steamfitters”), and Farkas v. Retail Ventures, Inc. (“Farkas”). The Steamfitters action was brought against Retail Ventures and its directors and chief executive officer and DSW. The Farkas action was brought against Retail Ventures and its directors, and DSW and DSW MS LLC, the entity that Retail Ventures since merged into (“Merger Sub”). The Steamfitters action alleges, among other things, that Retail Ventures and its directors has breached their fiduciary duties by approving the merger agreement and that Retail Ventures’ chief executive officer and DSW aided and abetted in these alleged breaches of fiduciary duty. The Farkas action alleges, among other things, that the Retail Ventures board of directors breached its fiduciary duties by approving the merger agreement and failing to disclose certain alleged material information, and that Retail Ventures and DSW aided and abetted these alleged breaches of fiduciary duty. Both complaints sought, among other things, to enjoin the shareholder vote on the Merger, as well as money damages. On May 9, 2011, the court granted plaintiffs’ motion to consolidate the actions.  In order to avoid the costs associated with the litigation, the parties agreed to the terms of a disclosure-based settlement of the lawsuits set forth in an executed memorandum of understanding that was filed with the court. The memorandum of understanding provided for, among other things, additional public disclosure with respect to the Merger, which was included in the joint proxy statement/prospectus sent to the shareholders of RVI and DSW. The plaintiffs have filed final settlement documents in Ohio state court, which remain subject to final court approval. If the parties are unable to obtain final court approval of the settlement, then the litigation may proceed, and the outcome of any such litigation is inherently uncertain.

Guarantees and Liabilities related to Discontinued Operations- As of the effective time of the Merger, a subsidiary of DSW assumed the obligations under RVI’s guarantees related to discontinued operations. DSW may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the loss from discontinued operations on the statements of operations. The reduction in the liability through October 29, 2011 is due to information available indicating that it was no longer probable that the guaranteed liability or other liability would be incurred. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, DSW will recognize a reduction of the associated liability.

Value City- RVI completed the disposition of an 81% ownership interest in its Value City business segment on January 23, 2008. Retail Ventures or its wholly owned subsidiary, RVS, had guaranteed and in certain circumstances may be responsible for certain liabilities of Value City. There is a guarantee of certain workers compensation claims for events prior to the disposition date.

Filene’s Basement- On April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. A subsidiary of DSW assumed these guarantees as of the date of the Merger. As of October 29, 2011, DSW, and prior to the Merger, RVI, had a liability of $0.2 million for the guarantees of Filene’s Basement commitments related to leases not assumed by Syms.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

See Note 14 regarding Syms’s and Filene’s Basement’s bankruptcy filing on November 2, 2011 for disclosure regarding Filene’s Basement leases guaranteed by a subsidiary of DSW related to leases that Syms assumed in its purchase of Filene’s Basement.

Contractual Obligations- As of October 29, 2011, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were approximately $5.1 million as of October 29, 2011. In addition, DSW has signed lease agreements for 18 new store locations expected to be opened over the next 18 months, with total annual rent of approximately $11.1 million. In connection with the new lease agreements, DSW will receive a total of $8.3 million of construction and tenant allowance reimbursements for expenditures at these locations.

In the third quarter of fiscal 2011, DSW recorded a liability of $5.5 million related to a lease assumed in the Merger. The non-cash impairment charge is included in operating expenses. DSW estimated its future liability under this lease based on its current lease and sublease payments and executory costs. DSW estimated inflationary increases in its executory costs and used its credit-adjusted risk free rate to present value its liability. The loss was partially offset by the elimination of the deferred rent liability of $2.1 million, as rent will no longer be recorded on a straight-line basis.

14.	SUBSEQUENT EVENTS

Syms and Filene’s Basement Bankruptcy- On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. They announced plans to liquidate all of their stores by January 2012. As of November 2, 2011, the companies owe DSW approximately $0.7 million for shoe sales prior to the filing of bankruptcy. DSW has not reserved an amount for shoe sales. DSW is seeking payment in full for all amounts owed. However, there is no assurance that DSW will be able to collect all or any of the amounts owed.

DSW also evaluated its inventory valuation after the bankruptcy announcement. Based on the historical selling at previous Filene’s Basement liquidation sales, DSW recorded an inventory impairment of $1.7 million in the third quarter of fiscal 2011 related to $5.9 million of inventory in Syms and Filene’s Basement stores. DSW does not have any other assets related to Syms or Filene’s Basement.

Lease Guarantees- A subsidiary of DSW assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in 2009. DSW records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the guarantee. Currently, DSW has not recorded any liabilities under these lease guarantees and will continue to monitor its exposure, if any. These lease guarantees are described in more detail below.

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement. DSW believes that the liability under the guarantee may be limited based on the ultimate disposition of the lease and/or the guarantee may not be enforceable.  The lease expires in October 2024, and as of October 29, 2011, DSW believes Filene’s Basement’s remaining minimum lease payments under the lease are approximately $42 million plus amounts for common area maintenance, taxes and insurance. Currently, the ultimate disposition of the lease is unknown. Among other things, the lease could be assumed by another tenant, the landlord could terminate the lease, the landlord could find a subtenant and assert that DSW is responsible for any shortfalls or rent while the space is unoccupied, DSW could acquire additional space under the lease, or DSW could successfully assert that the guarantee is not enforceable resulting in limited or no liability to DSW.

Broadway, NY- RVI guaranteed Filene’s Basement’s obligations for the Broadway location when RVI owned Filene’s Basement. The lease expires in January 2017, and as of October 29, 2011, DSW believes Filene’s Basement’s remaining minimum lease payments are approximately $25 million plus amounts for common area maintenance, taxes and insurance. Currently, the ultimate disposition of the lease is unknown. The lease could be assumed by another tenant, the landlord could terminate the lease, the landlord could find a subtenant and assert that DSW is responsible for any shortfalls or rent while the space is unoccupied, or DSW could assume the lease.

DSW INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Bergen Mall, NJ- RVI guaranteed Filene’s Basement’s obligations for the Bergen location when RVI owned Filene’s Basement. The lease expires in September 2017. The lease guarantee expressly caps DSW’s liability at $3 million. Filene’s Basement ceased operating at the Bergen location earlier in the year, and another third party is operating in a portion of the space leased by Filene’s Basement. Currently, the ultimate disposition of the lease is unknown. DSW could successfully assert that the guarantee is not enforceable resulting in limited or no liability to DSW.

Dividends- On November 22, 2011, DSW announced that the Board of Directors approved a quarterly cash dividend of $0.15 per share. The quarterly dividend will be paid on December 30, 2011 to shareholders of record at the close of business on December 19, 2011.

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

Company Overview

DSW is a leading U.S. branded footwear and accessories retailer operating 327 shoe stores in 40 states and dsw.com as of October 29, 2011. We offer a wide assortment of better-branded dress, casual and athletic footwear and accessories for women and men. In addition, we operate 363 leased departments for four other retailers as of October 29, 2011. Our DSW stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. Our typical DSW customers are brand, value, quality and style-conscious shoppers who have a passion for footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the practical and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the simple convenience and everyday value they desire. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

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

The Merger was accounted for as a reverse merger with Retail Ventures as the accounting acquirer and DSW as the accounting acquiree (which is the surviving entity for legal purposes). As this was a common control transaction under Accounting Standard Codification (“ASC”) 805, Business Combinations, the Merger was accounted for as an equity transaction in accordance with ASC 810, Consolidation as the acquisition of a noncontrolling interest and purchase accounting was not applied. As a result, there was no adjustment to the historical cost carrying amounts of assets and liabilities reflected in the accompanying balance sheet.

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

•
Segment presentation- DSW has maintained its historical segment presentation, which is consistent with how the chief operating decision maker reviews the business. DSW sells products through three channels: DSW stores, dsw.com and the leased business division. The DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division are reportable segments. In order to reconcile to the condensed consolidated financial statements, DSW includes other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments. The pre-merger or prior period condensed consolidated financial statements and notes have been recast to reflect the two reportable segments and other.

•
Cost of sales- DSW conformed its accounting policies and has recast its pre-merger or prior period financial statements and notes for warehousing and store occupancy costs historically reported by Retail Ventures within operating expenses to be consistent with DSW’s historical classification of these costs within cost of sales.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in the DSW Form 10-K filed on March 22, 2011 and under “Part II, Item 1A. Risk Factors,” included in this Form 10-Q, some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;
•	continuation of supply agreements and the financial condition of our leased business partners;
•	disruption of our distribution and fulfillment operations;
•	failure to retain our key executives or attract qualified new personnel;
•	our competitiveness with respect to style, price, brand availability and customer service;
•	our reliance on our “DSW Rewards” program to drive traffic, sales and loyalty;
•	maintaining good relationships with our vendors;
•	our ability to anticipate and respond to fashion trends;
•	fluctuation of our comparable sales and quarterly financial performance;
•	uncertain general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;
•	risks related to our cash and investments;
•	the anticipated benefits of the Merger taking longer to realize or not being achieved in their entirety; and
•	the realization of risks related to the Merger, including risks related to guarantees of certain Filene’s Basement leases.

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

Results of Operations

Overview

During the first nine months of fiscal 2011, we generated a 9.2% increase in comparable sales and a 11.6% increase in total sales. Our comparable sales increase is in addition to a comparable sales increase of 12.6% for the comparable period last year. The increase in comparable sales was a result of an increase in transactions driven by more customers visiting our stores and dsw.com and an increase in the overall basket size. All merchandise categories reported strong performance, with no single category driving the overall sales increase.

In the first nine months of fiscal 2011, DSW Inc.’s merchandise margin rate improved 90 basis points over the prior year driven by an increase in initial markup and a reduction in markdown activity in our DSW segment. The increase in initial markup is due to cost mitigation with our vendors and selective price increases. Although we are experiencing cost increases from our product sources in China in the second half of fiscal 2011, we expect our supply chain and merchandising initiatives to mitigate some of these cost increases. The reduction in markdown activity was the result of the composition and mix of inventory.

In the second quarter of fiscal 2011, we completed our merger with our former parent, Retail Ventures. Throughout the first nine months of fiscal 2011, the consolidated company incurred $16.6 million in transaction costs related to the Merger and other RVI related expenses. DSW also assumed all of RVI’s obligations including the PIES and warrants. The Company incurred a non-cash charge of $56.9 million related to the change in fair value of the derivative instruments, PIES and warrants, in the first nine months of fiscal 2011, compared to a non-cash charge of $45.8 million related to the change in fair value of derivative instruments during the comparable period last year.  DSW settled its obligations under the PIES with the issuance of 3.8 million Class A Common Shares in the third quarter of fiscal 2011.

We have continued making investments in our business that are critical to long-term growth, as well as returning value to our shareholders. During the first nine months of fiscal 2011, we invested $55.3 million in capital expenditures compared to $35.0 million during the first nine months of fiscal 2010. Our capital expenditures were primarily related to opening new stores, remodeling existing stores and improving our information technology and business infrastructure. As a result of our financial performance, we were able to pay a special dividend of $2.00 per share as well as a quarterly dividend of $0.15 per share in the third quarter of fiscal 2011. As of October 29, 2011, our cash and short-term investments balance was $304.0 million. We had $65.5 million in long-term investments.

As of October 29, 2011, we operated 327 DSW stores, dsw.com and leased departments in 261 Stein Mart stores, 74 Gordmans stores, 27 Filene’s Basement and Syms stores and one Frugal Fannie’s store. DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.0)	(67.5)	(66.4)	(68.1)
Gross profit	34.0	32.5	33.6	31.9
Operating expenses	(22.7)	(22.5)	(22.5)	(21.8)
Change in fair value of derivative instruments	3.9	(6.5)	(3.7)	(3.4)
Operating profit	15.2	3.5	7.4	6.7
Interest expense, net	(0.2)	(0.4)	(0.6)	(0.5)
Non-operating income		0.3		0.1
Income from continuing operations before income taxes	15.0	3.4	6.8	6.3
Income tax (provision) benefit	(4.9)	(1.8)	4.9	(2.9)
Income from continuing operations	10.1	1.6	11.7	3.4
Total income from discontinued operations, net	0.0	0.5	0.0	0.4
Net income	10.1	2.1	11.7	3.8
Less: net income attributable to the noncontrolling interests		(2.7)	(1.4)	(2.5)
Net income (loss), net of noncontrolling interests	10.1%	(0.6)%	10.3%	1.3%

THREE MONTHS ENDED OCTOBER 29, 2011 COMPARED TO THREE MONTHS ENDED OCTOBER 30, 2010

Net Sales. Net sales for the third quarter of fiscal 2011 increased 8.5% from the third quarter of fiscal 2011. The following table summarizes the increase in our net sales:

Three months ended October 29, 2011
(in millions)
Net sales for the three months ended October 30, 2010	$489.3
Increase in comparable sales	24.8
Net increase from non-comparable and closed store sales	16.6
Net sales for the three months ended October 29, 2011	$530.7

The following table summarizes our net sales by reportable segment and in total:

	Three months ended
	October 29, 2011	October 30, 2010
	(in millions)
DSW	$491.9	$453.1
Leased business division	38.8	36.2
Total DSW Inc.	$530.7	$489.3

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	October 29, 2011	October 30, 2010
DSW	5.2%	10.6%
Leased business division	4.9%	4.0%
DSW Inc.	5.2%	10.1%

The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com, and an increase in the overall basket size. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 4.3%, men's by 13.5%, athletic by 0.3% and accessories by 4.8%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 32.5% in the third quarter of fiscal 2010 to 34.0% in the third quarter of fiscal 2011. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	October 29, 2011	October 30, 2010
DSW	35.4%	33.5%
Leased business division	15.7%	20.8%
DSW Inc.	34.0%	32.5%

DSW segment merchandise margin, gross profit excluding occupancy and warehousing expenses, a non-GAAP measure, increased as a percentage of net sales to 47.0% for the third quarter of fiscal 2011 from 45.3% for the comparable period last year due to an increase in initial markup and a decrease in markdown activity. The increase in initial markup was due to cost mitigation with our vendors and selective price increases. The reduction in markdown activity was the result of the composition and mix of inventory. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 9.8% for the third quarter of fiscal 2011 from 10.1% for the comparable period last year primarily as a result of increased average store sales.  Warehousing expense increased to 1.8% for the third quarter of fiscal 2011 from 1.7% for the third quarter of fiscal 2010 primarily due to our supply chain initiatives and sales growth.

Gross profit for the leased business division decreased as a percentage of net sales for the third quarter of fiscal 2011. Following the announcement of Syms Corp’s and Filene’s Basement’s filing for bankruptcy protection, we recorded an inventory impairment of $1.7 million for our inventory in Filene’s Basement and Syms stores.

Operating Expenses. Operating expenses as a percentage of net sales were 22.7% and 22.5% for the three months ended October 29, 2011 and October 30, 2010, respectively. DSW leveraged store and overhead expenses, but new store costs and an increase in marketing expenses offset that leverage. In total, RVI related expenses decreased for the third quarter, as fiscal 2011 RVI related expenses were primarily a lease impairment charge of $5.0 million related to a lease assumed in the Merger, compared to RVI operating expenses of $6.2 million for the comparable period last year.

Change in Fair Value of Derivative Instruments.  During the third quarters of fiscal 2011 and fiscal 2010, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $0.2 million and $8.2 million, respectively, related to the change in the fair value of warrants. During the third quarters of fiscal 2011 and fiscal 2010, DSW, and prior to the Merger, RVI, recorded a non-cash reduction of expense of $21.1 million and a non-cash charge of $23.5 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the change in stock price.

Interest Expense. Interest expense for the third quarter of fiscal 2011 decreased $1.6 million compared to the third quarter of fiscal 2010. The decrease is related to the settlement of the long-term debt obligation under the PIES.

Interest Income.  Interest income decreased $0.7 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The decrease in interest income was primarily a result of the reversals of interest reserves related to uncertain tax positions which were released during the three months ended October 30, 2010.

Non-Operating Income. There was no non-operating income for the three months ended October 29, 2011. Non-operating income for the three months ended October 30, 2010 resulted from a gain on the sale of a fully impaired auction rate security which was sold during the third quarter of fiscal 2010.

Income Taxes. Our effective tax rate for the third quarter of fiscal 2011 was 32.7%, compared to 52.4% for the third quarter of fiscal 2010. The effective tax rate reflects the impact of the change in fair value of the warrants and PIES, which are included for book income but not tax income.

Income from Discontinued Operations – Value City Department Stores. The income from discontinued operations – Value City, net of tax of less than $0.1 million and $2.2 million during the three months ended October 29, 2011 and the three months ended October 30, 2010, respectively, was due to a revaluation of guarantees due to the passage of time.

Income from Discontinued Operations – Filene’s Basement. There was no income or loss from discontinued operations – Filene’s Basement during the three months ended October 29, 2011.  During the three months ended October 30, 2010, the gain from discontinued operations – Filene’s Basement, net of tax, of less than $0.1 million was due to a change in the income tax.

Noncontrolling Interests. As of the effective time of the Merger, there were no noncontrolling interests and thus no net income attributable to the noncontrolling interests in the third quarter of fiscal 2011. For the third quarter fiscal 2010, net income attributable to the noncontrolling interests was $13.4 million.

NINE MONTHS ENDED OCTOBER 29, 2011 COMPARED TO NINE MONTHS ENDED OCTOBER 30, 2010

Net Sales. Net sales for the nine months ended October 29, 2011 increased 11.6% from the nine months ended October 30, 2010. The following table summarizes the increase in our net sales:

Nine months ended October 29, 2011
(in millions)
Net sales for the nine months ended October 30, 2010	$1,353.9
Increase in comparable sales	122.8
Net increase from non-comparable and closed store sales	33.9
Net sales for the nine months ended October 29, 2011	$1,510.6

The following table summarizes our net sales by reportable segment and in total:

	Nine months ended
	October 29, 2011	October 30, 2010
	(in millions)
DSW	$1,396.4	$1,246.6
Leased business division	114.2	107.3
Total DSW Inc.	$1,510.6	$1,353.9

The following table summarizes our comparable sales change by reportable segment and in total:

	Nine months ended
	October 29, 2011	October 30, 2010
DSW	9.5%	13.5%
Leased business division	6.0%	3.9%
DSW Inc.	9.2%	12.6%

The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com, and an increase in the overall basket size. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 8.8%, men's by 15.8%, athletic by 3.2% and accessories by 14.8%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales from 31.9% in the nine months ended October 30, 2010 to 33.6% in the nine months ended October 29, 2011. By reportable segment and in total, gross profit as a percentage of net sales was:

	Nine months ended
	October 29, 2011	October 30, 2010
DSW	34.8%	32.8%
Leased business division	19.7%	21.8%
DSW Inc.	33.6%	31.9%

DSW segment merchandise margin, gross profit excluding occupancy and warehousing expenses, a non-GAAP measure, increased as a percentage of net sales to 46.7% for the nine months ended October 29, 2011 from 45.7% for the comparable period last year due to an increase in initial markup and a decrease in markdown activity. The increase in initial markup is due to cost mitigation with our vendors and selective price increases. The reduction in markdown activity was the result of the composition and mix of inventory position. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 10.2% for the nine months ended October 29, 2011 from 11.3% for the comparable period last year primarily as a result of increased average store sales. Warehousing expense of 1.8% increased 20 basis points from the comparable period last year primarily as a result of supporting our supply chain initiatives and sales growth.

Gross profit for the leased business division decreased as a percentage of net sales for the nine months ended October 29, 2011 due to an increase in clearance markdown activity, which drove sales. Also, following the announcement of Syms Corp’s filing for bankruptcy protection, we recorded an inventory impairment of $1.7 million for our inventory in Filene’s Basement and Syms stores.

Operating Expenses. Operating expenses as a percentage of net sales were 22.5% and 21.8% for the nine months ended October 29, 2011 and October 30, 2010, respectively. The deleverage in operating expenses was driven by DSW and RVI merger-related transaction costs and RVI related expenses, primarily costs related to a leased office facility and legal expenses, of $16.6 million incurred during the nine months ended October 29, 2011.

Change in Fair Value of Derivative Instruments.  During the nine months ended October 29, 2011 and October 30, 2010, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $15.2 million and $11.3 million, respectively, related to the change in the fair value of warrants. During the nine months ended October 29, 2011 and October 30, 2010, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $41.7 million and $34.6 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the increase in stock price.

Interest Expense. Interest expense for the nine months ended October 29, 2011 increased $1.1 million compared to the nine months ended October 30, 2010. The increase is related to the interest expense and full amortization of deferred financing costs related to the RVI credit facility at the payoff date.

Interest Income.  Interest income for the nine months ended October 29, 2011 decreased $0.7 million compared to the nine months ended October 30, 2010. The decrease in interest income was primarily a result of the reversals of interest reserves related to uncertain tax positions which were released during the nine months ended October 30, 2010.

Non-Operating Income. There was no non-operating income for the nine months ended October 29, 2011. Non-operating income for the nine months ended October 30, 2010 resulted from a gain on the sale of a fully impaired auction rate security which was sold during the third quarter of fiscal 2010.

Income Taxes. Our effective tax rate for the nine months ended October 29, 2011 was (72.0%), compared to 45.5% for the nine months ended October 30, 2010. The effective tax rate was favorably impacted by the release of the valuation allowance and other merger related tax items.

Income from Discontinued Operations – Value City Department Stores. The income from discontinued operations – Value City, net of tax of $0.2 million and $2.2 million during the nine months ended October 29, 2011 and the nine months ended October 30, 2010, respectively, was due to a revaluation of guarantees due to the passage of time.

Income from Discontinued Operations – Filene’s Basement. There was no income or loss from discontinued operations – Filene’s Basement during the nine months ended October 29, 2011.  During the nine months ended October 30, 2010, the $3.0 million gain from discontinued operations – Filene’s Basement, net of tax, was primarily due to an initial distribution from the debtor’s estate.

Noncontrolling Interests.  For the nine months ended October 29, 2011 and October 30, 2010, net income attributable to the noncontrolling interests was $20.7 million and $33.6 million, respectively. As of the effective time of the Merger, there are no noncontrolling interests.

Non-GAAP Financial Measures

DSW utilizes merchandise margin, a non-GAAP financial measure, in explaining its gross profit performance. Management believes this non-GAAP measure is an indication of the Company’s performance in that the measure provides a consistent means of comparing performance between periods and competitors as retailers differ on what they include in cost of sales. Management uses this non-GAAP measure to assist in the evaluation of the performance of our segments and to make operating decisions. Within Management’s Discussion and Analysis, DSW discloses merchandise margin, store occupancy expenses and warehousing expense, which reconcile to gross profit.

Seasonality

Our business is subject to seasonal merchandise trends when our customers’ interest in new seasonal styles increases. Spring styles are new in the first quarter, and fall styles are new in the third quarter. Unlike many other retailers, we have not historically experienced a significantly large increase in net sales during our fourth quarter associated with the winter holiday.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital increased $125.9 million to $446.5 million as of October 29, 2011 from $320.6 million as of January 29, 2011, primarily due to the settlement of the PIES. As of October 29, 2011 and January 29, 2011, the current ratio was 2.5 and 1.8, respectively. The current ratio as of October 29, 2011 is more consistent with DSW’s pre-merger current ratio.

Operating Cash Flows. For the nine months ended October 29, 2011, our net cash provided by operations was $130.9 million, compared to $54.1 million for the nine months ended October 30, 2010 driven primarily by our income from continuing operations. The increase in our income from continuing operations is $129.8 million, which was higher than our increase in net cash provided by operations, as it was driven by non-cash deferred income tax benefit.

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

With the loss of Syms and Filene’s Basement leased departments, we may incur additional markdowns resulting in decreased gross profit for DSW, but do not expect that it will have a material adverse effect on our ongoing business or financial performance.

The Merger allows the potential to utilize RVI’s federal net operating losses and additional tax credits to offset future taxable income, which may generate significant cash tax savings over the next several years.

Investing Cash Flows. For the nine months ended October 29, 2011, our net cash used in investing activities was $35.8 million compared to $86.5 million for the nine months ended October 30, 2010. During the nine months ended October 29, 2011, we incurred $55.3 million in capital expenditures, of which $41.6 million related to stores and $13.7 million related to information technology and business infrastructure. During the nine months ended October 29, 2011, we had net sales of short-term and long-term investments of $19.6 million compared to net purchases of short-term and long-term investments of $54.2 million during the nine months ended October 30, 2010. Our short-term investments were shifted to cash to pay our special and quarterly dividends.

We expect to spend approximately $80 million for capital expenditures in fiscal 2011. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open 17 stores in fiscal 2011 and at least 20 stores in fiscal 2012. During fiscal 2010, the average investment required to open a typical new DSW store was approximately $1.8 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.9 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Cash Flows. For the nine months ended October 29, 2011, our net cash used in financing activities was $92.6 million compared to $0.7 million for the nine months ended October 30, 2010. The increase in cash used in financing activities is primarily related to our dividend payments, merger related activity and an increase in stock option exercises. We paid a total of $92.4 million for our first dividends. On November 22, 2011, we announced a quarterly dividend of $0.15 per share with a record date of December 19, 2011 to be paid on December 30, 2011.

At the effective date of the Merger, our subsidiary assumed RVI’s obligations under the warrants and PIES. The warrants are exercisable for DSW shares and do not have any cash outflows associated with any exercises.  As we settled the PIES in DSW common shares, there were no cash outflows associated with the settlement. Also, we will no longer have quarterly interest payments under the PIES.

The Credit Facilities and other debt obligations are described more fully below:

$100 Million Credit Facility. On June 30, 2010, we entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under the Credit Facility, we and our subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon our request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under our previous credit arrangement, to provide for our ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon our revolving credit availability. Swing loans bear interest under the base rate option. Our right to obtain advances under the Credit Facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to DSW’s management and the operation of DSW’s business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem our stock and limit cash dividends up to the aggregate amount of 50% of the previous year’s net income. Additional covenants limit our payments for capital expenditures to $75 million in any fiscal year, amended to $100 million in August 2011, and if we have direct borrowings greater than $25 million, our Credit Facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. We paid $55.4 million for capital expenditures in the first nine months of fiscal 2011. As of both October 29, 2011 and January 29, 2011, we were not required to calculate the fixed charge coverage ratio as we did not have direct borrowings greater than $25 million. As of October 29, 2011 and January 29, 2011, we had availability under the Credit Facility of $87.7 million and $80.8 million, respectively, and were in compliance with all covenants related to the Credit Facility.

$143.75 Million Premium Income Exchangeable SecuritiesSM (“PIES”). On August 10, 2006, Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES, in the aggregate principal amount of $125.0 million. The closing of the transaction took place on August 16, 2006. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18.75 million of PIES. The $143.75 million PIES bore a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. The PIES were mandatorily exchangeable, on the maturity date, into DSW Class A Common Shares, which were issuable upon exchange of DSW Class B Common Shares, beneficially owned by RVI prior to the Merger, and after the Merger beneficially owned by a subsidiary of DSW, and retired in the third quarter of fiscal 2011. On the maturity date, each holder of the PIES received a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006.

During the three months ended October 29, 2011 and October 30, 2010, DSW, and prior to the Merger, RVI, recorded a non-cash reduction of expense of $21.1 million and a non-cash charge of $23.5 million, respectively, related to the change in the fair value of the conversion feature of the PIES. During the nine months ended October 29, 2011 and October 30, 2010, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $41.7 million and $34.6 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The fair value of the conversion feature was reclassified to equity at the settlement date. As of January 29, 2011, the fair value liability recorded for the conversion feature of the PIES was $6.4 million.

On September 15, 2011, DSW issued 3,826,855 of its Class A Common shares, without par value, to the holders of the PIES.  On the maturity date, each holder of the PIES received a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006. The exchange ratio was equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equaled or exceeded $34.95, the exchange ratio would have been 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares was less than $34.95 but greater than $27.41, the exchange ratio would have been between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares was less than or equal to $27.41, the exchange ratio would have been 1.8242 shares, subject to adjustment as provided in the PIES. A subsidiary of DSW assumed, as of the effective time of the Merger, by supplemental indenture and supplemental agreement, all of RVI’s obligations with respect to the PIES. The applicable market value exceeded $34.95, thus the exchange ratio was 1.4306 shares, resulting in the settlement of the PIES with 3.8 million DSW Class A Common Shares. In connection with this settlement, DSW reclassified $48.0 million from the conversion feature of short-term debt and $133.8 million from current maturities of long-term debt to paid in capital during the third quarter of fiscal 2011.

The embedded exchange feature of the PIES was accounted for as a derivative, which was recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addressed the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and was amortized into interest expense over the term of the PIES.

Warrants. DSW, and prior to the Merger, RVI, has outstanding warrants to purchase up to 753,185 DSW Common Shares to certain Schottenstein Affiliates at an initial exercise price of $10.35 per share. The warrants also include an option for 328,915 DSW Class A Common Shares at an initial exercise price of $19.00 per share. The warrants are subject to certain anti-dilution provisions and are exercisable at any time on or prior to June 11, 2012. DSW has granted registration rights with respect to the shares issuable upon exercise of the warrants.

During the three months ended October 29, 2011, DSW recorded a non-cash charge of $0.2 million related to the change in the fair value of the warrants, all of which was held by related parties.  During the three months ended October 30, 2010, RVI recorded a non-cash charge of $8.2 million related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $3.9 million. During the nine months ended October 29, 2011, DSW recorded a non-cash charge of $15.2 million related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $14.1 million.  During the nine months ended October 30, 2010, RVI recorded a non-cash charge of $11.3 million related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $5.3 million. The fair value of the warrants was $32.3 million and $20.6 million at October 29, 2011 and January 29, 2011, respectively.

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

RVI credit facility. In connection with the completion of the Merger, DSW repaid RVI’s obligations during the second quarter of fiscal 2011 under the RVI credit facility with SEI, a Schottenstein Affiliate, of $11.0 million in principal and $0.1 million in interest.

Contractual Obligations

We had outstanding letters of credit that totaled approximately $12.3 million and $19.2 million, respectively, as of October 29, 2011 and January 29, 2011 under our Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of October 29, 2011, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $5.1 million as of October 29, 2011. In addition, we have signed lease agreements for 18 new store locations expected to be opened over the next 18 months, with total annual rent of approximately $11.1 million. In connection with the new lease agreements, we will receive a total of $8.3 million of construction and tenant allowance reimbursements for expenditures at these locations.

We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of October 29, 2011 or January 29, 2011.

Off-Balance Sheet Arrangements

As of October 29, 2011, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the SEC.

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

We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:

▪
Revenue Recognition. Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns through period end, exclude sales tax and are not recognized until collectability is reasonably assured. For sales through the dsw.com sales channel, we estimate a time lag for shipments to record revenue when the customer receives the goods. We believe a one day change in our estimate would not materially impact our revenue. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales.

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

Our cost of sales includes the cost of merchandise, which includes markdowns and shrinkage. We also include in cost of sales expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation and including store impairments). Prior to the Merger, Retail Ventures included these costs in operating expenses. Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities, maintenance and other operating costs that are passed to us from the landlord. Distribution costs include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to our stores and from the fulfillment center to the customer. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to us by our landlords. Our cost of sales critical accounting policy has been updated from RVI’s policy to DSW’s historical policy.

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

▪
Asset Impairment and Long-lived Assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset or asset group over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is generally included in cost of sales. We believe as of October 29, 2011 that the long-lived assets’ carrying amounts and useful lives are appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

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

▪
Customer Loyalty Program. We maintain a customer loyalty program for the DSW stores and dsw.com sales channels in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we make assumptions related to customer purchase levels and redemption rates based on historical experience.

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

▪	Sale of subsidiary stock. Prior to the Merger, sales of stock by a subsidiary were accounted for by Retail Ventures as capital transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

$100 Million Credit Facility- As of October 29, 2011, there was no long-term debt outstanding under our Credit Facility.  Future borrowings, if any, would bear interest at rates in accordance with our Credit Facility and would be subject to interest rate risk. Because we have no outstanding debt under our Credit Facility, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Warrants- For derivatives that are not designated as hedges under ASC 815, Derivatives and Hedging, changes in the fair values are recognized in earnings in the period of change. The Company estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of October 29, 2011, DSW had warrants outstanding to purchase up to 753,185 DSW Common Shares.

During the three and nine months ended October 29, 2011, DSW, and prior to the Merger, RVI, recorded a non-cash charge related to the change in the fair value of the warrants of $0.2 million and $15.2 million, respectively. As of October 29, 2011, the aggregate fair value liability recorded relating to the warrants is $32.3 million. The fair value liability was estimated as of October 29, 2011 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.1%; expected life of 0.6 years; expected volatility of 50.0% and an expected dividend yield of 1.1%. As the warrants may be exercised for either Class A or Class B Common Shares of DSW, the settlement of such warrants will not result in a cash outlay by DSW. The warrants expire on June 11, 2012.

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

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d -15(e), during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

For further information regarding the litigation relating to the Merger of DSW and RVI, see DSW's Legal Proceedings set forth in Part II, Item 1 of DSW's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, filed with the SEC on September 8, 2011.

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

Prior to the Merger, Retail Ventures had actual liabilities and significant contingent liabilities. As of the effective time of the Merger, Merger Sub, a subsidiary of DSW, is required to fulfill Retail Ventures’ obligations with respect to these actual liabilities and contingent liabilities, if they become actual liabilities, which could adversely affect DSW’s results of operations and financial condition.

Merger Sub is obligated with respect to all of Retail Ventures’ liabilities and significant contingent liabilities. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. Retail Ventures guaranteed the obligations of Filene’s Basement in connection with three leases for retail store locations. Merger Sub is responsible for any obligations of Retail Ventures under these guarantees. These leases expire in January 2017, September 2017 and October 2024. The remaining minimum lease obligations under these leases could be as much as $70 million plus amounts for common area maintenance, taxes and insurance.

We have not recorded any liabilities associated with these lease guarantees. We believe that the lease rentals for two leases (which make up 95% of the potential liabilities under the three guarantees) are in desirable locations. We also believe that not all of the guarantees may be enforceable and/or that the amount of liability under the guarantees may be limited.  Currently, the ultimate disposition of these leases is unknown. Among other things, the leases could be assumed by another tenant, the landlord could terminate the leases, the landlords could find third party subtenants and assert that DSW is responsible for any shortfalls or rent while the space is unoccupied, DSW could acquire additional space under the lease, or DSW could successfully assert that the guarantee is not enforceable resulting in limited or no liability to DSW. As the bankruptcy case progresses, we will continue to monitor our potential liability regarding these lease obligations.

In addition, if the assumptions or estimates regarding the amount of any actual or contingent liabilities made by the parties were incorrect or become incorrect due to changes in economic conditions, among other reasons, this could cause the amount of any actual liability to exceed the amounts estimated, which could have an adverse effect on DSW’s results of operations and financial condition.

Syms and Filene’s Basement have filed for bankruptcy protection and plan to liquidate their stores. Under our supply agreement, we provide shoes to 27 Syms and Filene’s Basement stores. Syms and Filene’s Basement owe us approximately $0.7 million as of November 2, 2011 and we may not be able to collect this amount.

On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection.  As of November 2, 2011, the companies owe us approximately $0.7 million for shoe sales prior to the filing of bankruptcy. We have not reserved an amount for shoe sales. DSW is seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.

With the loss of Syms and Filene’s Basement leased departments, it is unlikely that we will be able to reduce expenses proportionately to the reduction of sales. We may incur additional markdowns resulting in decreased gross profit for DSW, but do not expect that it will have a material adverse effect on our business or financial performance.

Merger Sub has a long-term lease that is subleased to a third party at a rent that was lower than its expenses under the lease.

In connection with the Merger, Merger Sub assumed RVI’s responsibilities under a lease dated September 2003 for an office facility in Columbus, Ohio (the "Premises"). In April 2005, RVI sublet the Premises to a third party at a rent that was lower than its expenses under the lease. Merger Sub remains liable under the lease through the lease expiration date in 2024, and if the subtenant does not pay the rent to the landlord or vacates the premises, Merger Sub would be required to make full rent payments to the landlord. All of the foregoing circumstances or events could have an adverse impact on DSW’s financial condition and results of operations.

The Schottenstein Affiliates directly control or substantially influence the outcome of matters submitted for DSW shareholder votes following the Merger, and their interests may differ from DSW’s other shareholders.

The Schottenstein Affiliates are privately held entities controlled by Jay L. Schottenstein, chairman of the board of directors of DSW, and members of his family. As of October 29, 2011, the Schottenstein Affiliates have approximately 74.8% of the voting power of the outstanding DSW Common Shares. The Schottenstein Affiliates directly control or substantially influence the outcome of all matters submitted to DSW’s shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of DSW’s other shareholders, and their level of ownership and voting power in DSW may have the effect of delaying or preventing a subsequent change in control that may be favored by other DSW shareholders.

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

After the Merger, the combined entity has significant net operating loss carryforwards, referred to as NOLs, and other income tax attributes available to reduce taxable income in future years. DSW’s ability to utilize these NOLs may be limited by section 382 of the Internal Revenue Code if DSW undergoes an ownership change. An ownership change generally occurs if 5% shareholders (and certain persons treated as 5% shareholders) of an issuer’s stock, collectively, increase their ownership percentage by more than 50 percentage points within any three-year period. If an ownership change occurs, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs.

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

DSW made no purchases of its Common Shares during the three months ended October 29, 2011 excluding certain repurchases of shares to satisfy tax withholdings of stock option exercises. These repurchases are summarized in the table below (shares in thousands):
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
July 31, 2011 to August 27, 2011
August 28, 2011 to October 1, 2011	392	$46.67
October 2, 2011 to October 29, 2011
	392	$46.67

On September 30, 2011, we paid a special dividend of $2.00 per share and a quarterly dividend of $0.15 per share.  On November 22, 2011, we announced a quarterly dividend of $0.15 with a record date of December 19, 2011 to be paid on December 30, 2011. We did not pay cash dividends in fiscal 2010 or fiscal 2009. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our Credit Facility restricts the payment of dividends by us or our subsidiaries, up to the aggregate amount of up to 50% of the previous year’s net income provided that we meet the minimum cash requirement set forth in our Credit Facility.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Removed and Reserved.

Item 5.	Other Information. None.

Item 6.	Exhibits. See Index to Exhibits on page 43.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC.
(Registrant)

Date:: December 2, 2011	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	DSW Inc. 2005 Equity Incentive Plan.#

10.2	Form of Restricted Stock Units Award Agreement for Employees.#

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	XBRL Instance Document

#	Management contract or compensatory plan or arrangement