Form 10-K
period 2012-01-28
DSW Inc.
filed 2012-03-27
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-32545

DSW INC.
(Exact name of registrant as specified in its charter)

Ohio	31-0746639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 DSW Drive, Columbus, Ohio	43219
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 237-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Class A Common Shares, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	☑	Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	☐	Yes	☑	No
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

	Large Accelerated Filer			☑
	Accelerated Filer			☐
	Non-accelerated Filer			☐
(Do not check if smaller reporting company)
	Smaller reporting company			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	☐	Yes	☑	No
The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of July 30, 2011, was $1,401,528,576.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 33,332,228 Class A Common Shares and 10,510,998 Class B Common Shares were outstanding at March 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement relating to fiscal 2011 for the Annual Meeting of Shareholders to be held on May 17, 2012 are incorporated by reference into Part III.

i

ii

PART I

All references to “we,” “us,” “our,” “DSW” or the “Company” in this Annual Report on Form 10-K mean DSW Inc. and its wholly owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”), except where it is made clear that the term only means DSW Inc. DSW Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”). Prior to the merger with Retail Ventures, Inc. (the “Merger”) completed on May 26, 2011, DSW was a controlled subsidiary of Retail Ventures, Inc. ("RVI" or "Retail Ventures"). RVI common shares, without par value, which traded under the symbol “RVI”, were delisted from the New York Stock Exchange on May 26, 2011.

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

•	our success in opening and operating new stores on a timely and profitable basis;

•	continuation of supply agreements and the financial condition of our leased business partners;

•	disruption of our distribution and fulfillment operations;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our “DSW Rewards” program to drive traffic, sales and customer loyalty;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable sales and quarterly financial performance;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to our cash and investments;

•	the anticipated benefits of the Merger taking longer to realize or not being achieved in their entirety; and

•	the realization of risks related to the Merger, including risks related to pre-merger RVI guarantees of certain Filene’s Basement leases.

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

General

DSW is a leading U.S. branded footwear and accessories specialty retailer operating 326 shoe stores in 40 states as of January 28, 2012, and dsw.com. We offer a wide assortment of brand name and designer dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and dsw.com. We also offer kids' shoes exclusively on dsw.com. In addition, we operate 336 leased departments for three other retailers as of January 28, 2012. Our typical DSW customers are brand, value, quality and style conscious shoppers who have a passion for fashionable footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

Please see our consolidated financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K for financial information about our two segments: the DSW segment, which includes DSW stores and dsw.com, and the leased business division segment, as well as information regarding our merger with our former parent, RVI.

We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. Fiscal 2011, 2010 and 2009 each consisted of 52 weeks. Fiscal 2012 will consist of 53 weeks.

Corporate History

We were incorporated in the state of Ohio on January 20, 1969 and opened our first DSW store in Dublin, Ohio in 1991. In 1998, a predecessor of RVI purchased DSW and affiliated shoe businesses from Schottenstein Stores Corporation (“SSC”) and Nacht Management, Inc. In July 2005, we completed an initial public offering of our Class A Common Shares, selling approximately 16.2 million shares at an offering price of $19.00 per share.

On May 26, 2011, RVI merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder properly and timely elected to receive a like amount of DSW Class B Common Shares.
The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW as the accounting acquiree (which is the surviving entity for legal purposes). As this was a common control transaction under Accounting Standard Codification (“ASC”) 805, Business Combinations, the Merger was accounted for as an equity transaction in accordance with ASC 810, Consolidation as the acquisition of a noncontrolling interest, and purchase accounting was not applied. As a result, there was no adjustment to RVI's historical cost carrying amounts of assets and liabilities reflected in the accompanying balance sheet.
Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information has been retrospectively recast for the following matters:

•	Share and per share information- DSW recast all RVI historical share and per share information, including earnings per share, to reflect the exchange ratio of 0.435 for all periods presented.

•
Segment presentation- DSW maintained its historical segment presentation. DSW sells products through three channels: DSW stores, dsw.com and the leased business division. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment. In order to reconcile to the consolidated financial statements, DSW includes other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments. The pre-merger or prior period consolidated financial statements and notes have been recast to reflect the two reportable segments and other.

•
Cost of sales- DSW conformed RVI's accounting policies and recast RVI's pre-merger or prior period financial statements and notes for warehousing and store occupancy costs historically reported by RVI within operating expenses to be consistent with DSW's historical classification of these costs within cost of sales.

Competitive Strengths

We believe our leading market position is driven by our competitive strengths: the breadth of our branded product offerings, our distinctive and convenient shopping experience, the value proposition offered to customers and our relationships with merchandise suppliers.

The Breadth of Our Product Offerings

Our goal is to excite our customers with an assortment of shoes that fulfill a broad range of style and fashion preferences. DSW stores and dsw.com sell a large assortment of brand name, designer and private label merchandise. We purchase directly from approximately 500 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with the assortment at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 24,000 pairs of shoes in approximately 2,000 styles compared to a significantly smaller product offering at department stores. We also offer a complementary assortment of handbags, hosiery and other accessories which appeal to our brand and fashion conscious customers.

Our Distinctive and Convenient Shopping Experience

We provide our customers with the highest level of convenience based on our belief that customers should be empowered to control and personalize their shopping experiences. In stores, our merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. We believe this shopping experience provides our customers with maximum convenience as they are able to browse and try on merchandise without feeling rushed or pressured to make a purchasing decision. We also provide our customers with cross-channel shopping experiences through dsw.com and our mobile site by offering additional styles, sizes, widths and categories. Our stores and dsw.com are organized in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise for easy browsing.

The Value Proposition Offered to Customers

Through our buying organization, we are able to provide customers with high quality, in-season fashion styles at attractive prices compared to the sale prices found at specialty retailers and department stores. We employ a consistent pricing strategy that provides customers with the same price on our merchandise from the day it arrives in store until it enters our planned clearance rotation. Our pricing strategy differentiates us from our competitors who usually price and promote merchandise at discounts available only for limited time periods. We find that customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a sale event.

In order to provide additional value to our customers, we maintain a loyalty program, “DSW Rewards”, which rewards customers for shopping, both in stores and online at dsw.com. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. Reward certificates expire six months after being issued. Members also receive promotional offers, gifts with purchase and free shipping on purchases over a certain dollar threshold at dsw.com. We employ a variety of methods, including email, direct mail and social media, to communicate exclusive offers to our customers.

As of January 28, 2012, approximately 18 million members enrolled in “DSW Rewards” have made at least one purchase over the course of the last two years as compared to approximately 16 million members as of January 29, 2011. In fiscal 2011, shoppers in the loyalty program generated approximately 88% of DSW store and dsw.com sales versus approximately 87% of DSW store and dsw.com sales in fiscal 2010.

Our Relationships with Merchandise Suppliers

We believe we have good relationships with our vendors. We purchase merchandise directly from approximately 500 domestic and foreign vendors. Our vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have quality control programs under which our DSW buyers are involved in establishing standards for quality and fit and our store personnel examine incoming merchandise in regards to color, material and overall quality. As our sales volumes continue to grow, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2011, 2010 and 2009, merchandise supplied by our top three vendors accounted for approximately 19%, 20% and 21% of our net sales.

We separate our DSW merchandise into four primary categories: women’s footwear; men’s footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, we also offer a complementary assortment of handbags, hosiery and other accessories. The following table sets forth the approximate percentage of our sales attributable to each merchandise category for the fiscal years below:

Category	Fiscal 2011	Fiscal 2010	Fiscal 2009
Women’s	66%	66%	66%
Men’s	15%	15%	15%
Athletic	12%	13%	13%
Accessories and Other	7%	6%	6%

Growth Strategy

Our growth strategy is to continue to strengthen our position as a leading branded designer footwear and accessories retailer by pursuing the following primary strategies for growth in sales and profitability: expanding our business, driving sales through enhanced merchandising, investment in our infrastructure and utilizing our financial strength to support our growth strategy.

Expanding Our Business

We opened 17 DSW stores in fiscal 2011, plan to open 35 to 40 DSW stores in fiscal 2012 and plan to open 15 to 20 DSW stores in each of the following three to five years. Our plan is to open stores in both new and existing markets, with the primary focus on power strip centers and to reposition existing stores as opportunities arise. Depending on the market, we also consider regional malls, lifestyle centers and urban street locations. In general, our evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration and lease terms. Our growth strategy includes analysis of every major metropolitan area in the country with the objective of understanding demand for our products in each market over time and our ability to capture that demand. The analysis also looks at current penetration levels in markets we serve and our expected deepening of those penetration levels as we continue to grow and become the shoe retailer of choice.

We plan to increase dsw.com sales through serving customers in areas where we do not currently operate stores and offering current customers additional styles, sizes, widths and categories not available in their local store. We continue to focus on the growth of dsw.com by improving site navigation, launching a mobile site in fiscal 2011, offering online exclusive merchandise and reaching our customers through social media.

In our leased business division, we continue to refine our merchandise assortment to best meet the needs of our leased business customers. We actively pursue opportunities for new leased business partners.

Driving Sales through Enhanced Merchandising

Our merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. We track store performance and sales trends on a weekly basis and have a flexible buying process that allows us to reorder successful styles and cancel underperforming styles throughout each season. To keep our product mix fresh and on target, we test new fashions and actively monitor sell-through rates. We also aim to improve the quality and breadth of existing vendor offerings and identify new vendor and category opportunities. We will continue investments in planning, allocation and distribution systems to improve our inventory and markdown management.

Investment in Infrastructure

As we grow our business, we believe we will improve our profitability by leveraging our support functions and cost structure across all overhead functions. Additionally, we intend to continue investing in our infrastructure to improve our operating performance. Most significantly, we believe continued investment in information systems will enhance our operating efficiency in areas such as merchandise planning and allocation, inventory management, distribution, labor management and point of sale functions.

Financial Strength

Our operating model is focused on assortment, convenience and value. We believe that the growth we have achieved is attributable to our operating model and management’s focus on store-level profitability and economic payback. Over the five fiscal years ended January 28, 2012, our net sales have grown at a compound annual growth rate of 10%. In addition, we have consistently generated positive operating cash flows and profitable operating results. We intend to continue our focus on net sales, operating cash flows and operating profit as we pursue our growth strategy. We believe cash generated from DSW operations, together with our cash and investments of $429.6 million as of January 28, 2012, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures related to projected business growth for the foreseeable future and continue payments of dividends to our shareholders.

Leased Business Division

We operate leased departments for three retailers. We have renewable supply agreements to merchandise the shoe departments in Stein Mart, Inc., Gordmans Stores, Inc., and Frugal Fannie’s Fashion Warehouse stores through December 2014, January 2013 and April 2017, respectively. We own the merchandise and the fixtures, record sales of merchandise net of returns and provide management oversight. Our leased business partners provide the sales associates and retail space. We pay a percentage of net sales as rent. As of January 28, 2012, we supplied merchandise to 261 Stein Mart stores, 74 Gordmans stores and one Frugal Fannie’s store.

Distribution

Our primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear so we can take full advantage of each selling season. We are currently in the process of reconfiguring the Columbus distribution center to expand capacity and improve efficiency. To further ensure prompt delivery, we engage a third party logistics service provider to receive orders originating from suppliers on the West Coast and some imports entering at a West Coast port of entry through our West Coast bypass center. Merchandise is transported either from our West Coast bypass center or our primary distribution center to our pool points and on to stores. We also have a fulfillment center in Columbus, Ohio to process orders for dsw.com, which are shipped directly to customers using a third party logistics provider.

Competition

We view our primary competitors to be department stores and brand-oriented discounters. However, the fragmented shoe market means we face competition from many sources. We also compete with mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers and multi-channel specialty retailers. We believe shoppers prefer our assortment, value and convenience. Many of our competitors generally offer a more limited assortment at higher initial prices in a less convenient format than DSW and without the benefits of the “DSW Rewards” program. In addition, we believe we successfully compete against retailers who have attempted to duplicate our format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons, unlike DSW’s current on-trend merchandise.

Intellectual Property

We have registered a number of trademarks, service marks and domain names in the United States and internationally, including DSW®, DSW Shoe Warehouse® and DSW Designer Shoe Warehouse®. We believe our trademarks and service marks, especially those related to the DSW concept, have significant value and are important to building our name recognition. To protect our brand identity, we have also protected the DSW trademark in several foreign countries.

We also hold patents related to our unique store fixtures, which gives us greater efficiency in stocking and operating those stores that currently have the fixtures. We aggressively protect our patented fixture designs, as well as our packaging, private label brand names, store design elements, marketing slogans and graphics.

Associates

As of January 28, 2012, we employed approximately 10,800 associates. None of our associates are covered by any collective bargaining agreements. We offer competitive wages, paid time off, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term disability and company-paid short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.

Seasonality

Our business is subject to seasonal merchandise trends when our customers’ interest in new seasonal styles increases. New spring styles are introduced in the first quarter, and new fall styles are introduced in the third quarter. Unlike many other retailers, we have not experienced a significant increase in net sales during our fourth quarter associated with the winter holiday season.

Available Information

DSW electronically files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to such reports. The public may read and copy any materials that DSW files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation at the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about DSW, including its reports filed with or furnished to the SEC, is available through DSW’s website at www.dswinc.com. Such reports are accessible at no charge through DSW’s website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

We have included our website addresses throughout this report as textual references only. The information contained on our websites is not incorporated into this Form 10-K.

ITEM 1A.    RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating DSW. If any of the events described below occurs, our business, financial condition and results of operations and future growth prospects could be negatively affected.

Risks Relating to Our Business

We opened 17 DSW stores in fiscal 2011, plan to open 35 to 40 DSW stores in fiscal 2012, and plan to open 15 to 20 DSW stores in each of the following three to five years, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2011, 2010 and 2009, we opened 17, 9 and 9 new DSW stores, respectively. We plan to open 35 to 40 stores in fiscal 2012 and plan to open 15 to 20 stores each year for the following three to five years. As of January 28, 2012, we have signed leases for an additional 22 stores opening in fiscal 2012 and 2013. During fiscal 2011, the average investment in property and equipment, inventory and new store expenses required to open a typical new DSW store was approximately $2.1 million.

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

As a result, we may be unable to open new stores at the rates expected or at all. If we fail to successfully implement our growth strategy, the opening of new DSW stores could be delayed or prevented, could cost more than anticipated and could divert resources from other areas of our business, any of which could have a material adverse effect on our business.

To the extent that we open new DSW stores in our existing markets, we may experience reduced net sales in existing stores in those markets. As our store base increases, our stores will become more concentrated in the markets we serve. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced. This could have a material adverse effect on our business.

We have entered into Supply Agreements with Stein Mart and Gordmans. If Stein Mart or Gordmans were to terminate our supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.

Our supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart and Gordmans, our contractual termination dates are December 2014 and January 2013, respectively. In addition, the agreements contain provisions that may trigger an earlier termination. For fiscal 2011, the sales from our leased business division represented approximately 7.5% of our total company sales. In the event of the loss of either of these leased supply agreements, it is unlikely that we would be able to proportionately reduce expenses to the reduction of sales.

The performance of our leased businesses is highly dependent on the performance of Stein Mart and Gordmans. If Stein Mart or Gordmans were to terminate our supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on our business.

We rely on our good relationships with vendors to purchase brand name and designer merchandise at favorable prices. If these relationships were to be impaired, we may not be able to obtain a sufficient assortment of merchandise at attractive prices, and we may not be able to respond promptly to changing fashion trends, either of which could have a material adverse effect on our business and financial performance.

We generally do not have long-term supply agreements or exclusive arrangements with any vendors and, therefore, our success depends on maintaining good relationships with our vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores. If we fail to maintain our relationships with our existing vendors or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our business. In addition, our inability to stock our sales channels with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. Further, if our merchandise costs increase due to increase material or labor costs, or other reasons, our ability to respond or the effect of our response could adversely affect our net sales or gross profit.

During fiscal 2011, merchandise supplied to DSW by three key vendors accounted for approximately 19% of our net sales. The loss of or a reduction in the amount of merchandise supplied by any one of these vendors could have an adverse effect on our business.

We may be unable to anticipate and respond to fashion trends and consumer preferences in the markets in which we operate, which could have a material adverse effect on our business.

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

If we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business.

Our operations are affected by seasonal variability.

Our business is subject to seasonal merchandise trends when our customers’ interest in new seasonal styles increases. New spring styles are introduced in the first quarter, and new fall styles are introduced in the third quarter. As a result of seasonal merchandise trends, any factors negatively affecting us during these periods, including adverse weather, the timing and level of markdowns, fashion trends or unfavorable economic conditions, could have a material adverse effect on our business.

Our sales and quarterly financial performance may fluctuate for a variety of reasons.

Our business is sensitive to customers’ spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. Our comparable sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and quarterly financial performance, including: uncertain U.S. economic conditions and, in particular, the retail sales environment; changes in our merchandising strategy; timing and concentration of new DSW store openings and related new store and other start-up costs; levels of new store expenses associated with new DSW stores; changes in our merchandise mix; changes in and regional variations in demographic and population characteristics; timing of promotional events; seasonal fluctuations due to weather conditions; and actions by our competitors. Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable sales for any particular future period may increase or decrease. Our future financial performance may fall below the expectations of securities analysts and investors.

We are reliant on our information systems and the loss or disruption of services could affect our ability to implement our growth strategy and have a material adverse effect on our business.

Our information systems are an integral part of our growth strategy in efficiently operating our business, in managing the operations of a growing store base and dsw.com and resolving security risks related to our electronic processing and transmission of confidential customer and associate data. The requirements to keep our information systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any upgrades and our ability to protect ourselves from any future information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, most specifically, store operations, dsw.com, our distribution and fulfillment centers and our merchandising team. While we maintain business interruption and property insurance, in the event our data center was to be shut down, our insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be paid timely.

We sell merchandise through our dsw.com sales channel. We are subject to various risks of operating an online selling channel such as: the failure of our information technology infrastructure, including any third-party hardware or software, resulting in downtime or other technical issues; reliance on third-party logistics providers to deliver our products to customers; inability to respond to technological changes; violations of state or federal laws; credit card fraud; or other information security breaches. Failure to mitigate these risks could have a material adverse effect on our business.

We face security risks related to our electronic processing of sensitive and confidential customer and associate data.

Given the nature of our business, we collect, process and retain sensitive and confidential customer data, including credit card information. Despite our current security measures, our facilities and systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses or other similar attacks. An information security breach involving the disclosure of confidential data could damage our reputation and our customers' willingness to shop in our stores and on dsw.com, and subject us to possible legal liability. In addition, we may incur material remediation costs as a result of an information security breach, including liability for stolen customer or associate data, repairing system damage or providing credit monitoring or other benefits to customers or associates affected by the breach. While we have insurance, in the event we experienced an information security breach, our insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be paid timely. Failure to mitigate these risks could have a material adverse effect on our business.

The loss or disruption of our distribution and fulfillment centers could have a material adverse effect on our business and operations.

For our DSW stores and leased businesses, the majority of our inventory is shipped directly from suppliers to our primary distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to our stores. Through a third party, we also operate a west coast bypass center where shipments bypass our primary distribution center and go directly to one of our pool locations from the west coast bypass center. For dsw.com, our inventory is shipped directly from our fulfillment center to our customers. Our operating results depend on the orderly operation of our receiving and distribution process, which in turn depends on third-party vendors’ adherence to shipping schedules and our effective management of our distribution facilities. We may not anticipate all the changing demands that our expanding operations will impose on our receiving and distribution system, and events beyond our control, such as disruptions in operations due to catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores and customers. While we maintain business interruption and property insurance, in the event our distribution and fulfillment centers shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at our distribution and fulfillment centers, our insurance may not be sufficient to cover the impact to the business, and insurance proceeds may not be paid timely.

Our failure to retain our existing senior management team and to continue to attract qualified new personnel could adversely affect our business.

Our business requires disciplined execution at all levels of our organization to ensure that we continually have sufficient inventories of assorted brand name merchandise at attractive retail prices. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of any of our key executive and buying personnel, our business could be materially adversely affected. We have entered into employment agreements with several key executives. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate, compensate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Competition for these types of personnel is intense, and we may not be successful in attracting and retaining the personnel required to grow and operate our business.

We may be unable to compete favorably in our highly competitive market.

The retail footwear market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, multi-channel specialty retailers and brand-oriented discounters. Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service. The performance of our competitors, as well as a change in their pricing policies as a result of the current economic environment, marketing activities and other business strategies, could have a material adverse effect on our business.

We are dependent on our “DSW Rewards” program to drive traffic, sales and loyalty.

“DSW Rewards” is a customer loyalty program that we rely on to drive customer traffic, sales and loyalty. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. In fiscal 2011, shoppers in the loyalty program generated approximately 88% of DSW store and dsw.com sales versus approximately 87% of DSW store and dsw.com sales in fiscal 2010. As of January 28, 2012, approximately 18 million members enrolled in “DSW Rewards” have made at least one purchase over the course of the last two fiscal years, compared to approximately 16 million members as of January 29, 2011. In the event that our “DSW Rewards” members do not continue to shop at DSW or the number of members decreases, could have a material adverse effect on our business.

Uncertain economic conditions in the United States and other world events can adversely affect consumer confidence and consumer spending habits.

Consumer spending habits, including spending for the footwear and related accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, natural disasters, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers. In an economic slowdown, we could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow our expansion plans. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions could have a material adverse effect on our business.

We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.

We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2011 was manufactured outside the United States, and the majority was manufactured in China. For this reason, we face risks inherent in purchasing from foreign suppliers, such as: economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the United States or foreign countries from which our merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; U.S. laws affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with foreign laws and with domestic and international labor standards.

We require our vendors to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors could have a material adverse effect on our business.

Restrictions in our secured revolving credit facility could limit our operational flexibility.

We have a $100 million secured revolving credit facility with a term expiring June 2014. Under this facility, we and our subsidiary, DSW Shoe Warehouse, Inc., are co-borrowers, with all other subsidiaries listed as guarantors. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates as defined in the agreement. The credit facility is secured by a lien on substantially all of our and our subsidiaries’ personal property assets with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. In addition, the secured revolving credit facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, limit our capital expenditures to $125 million annually, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

The investment of our cash and investments are subject to risks that could affect the liquidity of these investments.

 As of January 28, 2012, we had cash and investments of $429.6 million. A portion of these are held as cash in operating accounts that are with third party financial institutions. While we regularly monitor the cash balances in our operating accounts and when possible adjust the balances as appropriate to be within Federal Deposit Insurance Corporation (“FDIC”) insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

While we generally invest in lower risk investments, investment risk has been and may further be exacerbated by credit and liquidity issues that have affected various sectors of the financial markets. As the financial markets have become more volatile, it has been increasingly difficult to invest in highly rated, low risk investments. We can provide no assurance that access to our cash and investments, their earning potential or our ability to invest in highly rated, low risk investments will not be impacted by adverse conditions in the U.S. financial markets. These market risks associated with our cash and investments could have a material adverse effect on our business.

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

We do not expect a trading market for DSW Class B Common Shares to develop and therefore any investment in DSW Class B Common Shares may be effectively illiquid, unless such DSW Class B Common Shares are converted into DSW Class A Common Shares.

There is currently no public market for DSW Class B Common Shares. DSW does not intend to list the Class B Common Shares on any securities exchange or any automated quotation system. As a result, there can be no assurance that a secondary market will develop, and we do not expect any market makers to participate in a secondary market. Trading activity, if any, in the DSW Class B Common Shares will be very limited. Because the DSW Class B Common Shares are not listed on a securities exchange or automated quotation system, it may be difficult to obtain pricing information with respect to the shares. Accordingly, there may be a limited number of buyers if a holder decided to sell their DSW Class B Common Shares. This may affect the price a holder would receive upon such sale. Alternatively, a holder of DSW Class B Common Shares could convert them into DSW Class A Common Shares prior to selling. However, this could affect the timing of any such sale, which may in turn affect the price a holder may receive upon such sale.

If our existing shareholders or holders of warrants to purchase our Common Shares sell their Common Shares, it could adversely affect the price of our Class A Common Shares.

The market price of our Class A Common Shares could decline as a result of market sales by our existing shareholders or option holders. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the timing or the size of future sales of our Common Shares by existing shareholders or option holders.

As of January 28, 2012, there were 31.9 million Class A Common Shares of DSW outstanding. Additionally, there were 0.2 million director stock units outstanding as of January 28, 2012 that were issued pursuant to the terms of DSW’s equity incentive plan. The remaining 11.2 million Class B Common Shares outstanding are restricted securities within the meaning of Rule 144 under the Securities Act but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144. Our Class B Common Shares can be exchanged for Class A Common Shares at the election of the holder.

The Schottenstein Affiliates, privately held entities controlled by Jay L. Schottenstein, the executive chairman of the board of directors of DSW, and members of his family, have the right to acquire Class A or Class B Common Shares of DSW pursuant to warrant agreements. All of these Common Shares are eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, the Schottenstein Affiliates have the right to require that we register for resale in specified circumstances the Class A Common Shares issued to them upon exercise of their warrants.

Risks Relating to our Relationship with the Schottenstein Affiliates

The Schottenstein Affiliates directly control or substantially influence the outcome of matters submitted for DSW shareholder votes, and their interests may differ from DSW’s other shareholders.

As of January 28, 2012, the Schottenstein Affiliates have approximately 75% of the voting power of the outstanding DSW Common Shares. The Schottenstein Affiliates directly control or substantially influence the outcome of all matters submitted to DSW’s shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of DSW’s other shareholders, and their level of ownership and voting power in DSW may have the effect of delaying or preventing a subsequent change in control that may be favored by other DSW shareholders.

The Schottenstein Affiliates may compete directly against us.

The Schottenstein Affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, apparel companies and real estate investments. Opportunities may arise in the area of potential competitive business activities that may be attractive to the Schottenstein Affiliates and us. Our amended and restated articles of incorporation provide the Schottenstein Affiliates are under no obligation to communicate or offer any corporate opportunity to us. In addition, the Schottenstein Affiliates have the right to engage in similar activities as us, do business with our suppliers and customers and, except as limited by the Master Separation Agreement with RVI, employ or otherwise engage any of our officers or employees. The provisions of the Master Separation Agreement with RVI also outline how opportunities are to be assigned in the event that our or the Schottenstein Affiliates' directors and officers learn of opportunities.

Risks Relating to our Merger with Retail Ventures, Inc.

An annual limitation on DSW’s ability to use net operating loss income tax carryforwards may be imposed if there is a change in ownership of DSW.

After the Merger, the combined entity has significant net operating loss income tax carryforwards, referred to as NOLs, and other income tax attributes available to reduce taxable income in future years. DSW’s ability to utilize these NOLs may be limited by section 382 of the Internal Revenue Code if DSW undergoes an ownership change. An ownership change generally occurs if 5% shareholders (and certain persons treated as 5% shareholders) of an issuer’s stock, collectively, increase their ownership percentage by more than 50 percentage points within any three-year period. If an ownership change occurs, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs.

Prior to the Merger, RVI had actual liabilities and significant contingent liabilities. As of the effective time of the Merger, Merger Sub, a subsidiary of DSW, is required to fulfill RVI's obligations with respect to these actual liabilities and contingent liabilities, if they become actual liabilities, which could adversely affect DSW’s financial condition.

Merger Sub is obligated with respect to all of RVI's liabilities and significant contingent liabilities. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. RVI guaranteed the obligations of Filene’s Basement in connection with three leases for retail store locations. Merger Sub is responsible for any obligations of RVI under these guarantees. These leases expire in January 2017, September 2017 and October 2024. DSW assumed one of these leases. We have recorded a liability of $9.0 million associated with the remaining lease guarantees. The remaining minimum lease obligations under the remaining leases could be as much as $45 million plus amounts for common area maintenance, taxes and insurance.

We believe that one lease (which makes up 93% of the potential liability under the two guarantees) is in a desirable location. We also believe that not all of the guarantees may be enforceable and/or that the amount of liability under the guarantees may be limited. Currently, the ultimate disposition of these leases is unknown. Among other things, the landlords could find a tenant and assert that DSW is responsible for any shortfalls or rent while the space is unoccupied, DSW could acquire additional space at these locations, or DSW could successfully assert that the guarantee is not enforceable resulting in limited or no liability to DSW. We will continue to monitor our potential liability regarding these lease obligations. The landlord at one of the locations has brought a lawsuit against Merger Sub seeking to recoup payments under the guarantee.

In addition, if the assumptions or estimates regarding the amount of any actual or contingent liabilities made by the Company were incorrect or become incorrect due to changes in economic conditions, among other reasons, this could cause the amount of any actual liability to exceed the amounts estimated, which could have a material adverse effect on DSW’s financial condition.

Merger Sub is responsible for the Filene’s Basement defined benefit pension plan that RVI assumed as part of its sale of Filene's Basement in fiscal 2009.

By assuming the Filene’s Basement defined benefit pension plan, RVI and now Merger Sub, is responsible for maintaining this plan, including the cost of contributions to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, and the costs incident to the normal administration of the plan and any possible deficiencies in plan administration. Required annual contributions will depend in part on changes in the fair market value of plan assets, as well as changes in interest rates used in calculating the accumulated benefit obligation, and such changes could have materially adverse effect during periods of market instability or decline.

Merger Sub has a long-term lease that is subleased to a third party at a rent that was lower than its expenses under the lease.

In connection with the Merger, Merger Sub assumed RVI’s responsibilities under a lease dated September 2003 for an office facility in Columbus, Ohio (the "Premises"). In April 2005, RVI sublet the Premises to an unrelated third party at a rent that is lower than its expenses under the lease. The sublease is through the lease expiration date, but either party can terminate after each two year renewal option. Merger Sub remains liable under the lease through the lease expiration date in 2024, and if the subtenant does not pay the rent to the landlord or vacates the premises, Merger Sub would be required to make full rent payments to the landlord. All of the foregoing circumstances or events could have a material adverse effect on our financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

All DSW stores, our distribution and fulfillment centers, a trailer parking lot and our corporate office are leased or subleased. As of January 28, 2012, we operated 326 DSW stores in 40 states in the United States. The following table shows the number of our DSW stores by state.

Alabama	4	Kentucky	3	North Carolina	6
Arizona	7	Louisiana	2	Ohio	15
Arkansas	1	Maine	1	Oklahoma	2
California	33	Maryland	12	Oregon	4
Colorado	10	Massachusetts	12	Pennsylvania	17
Connecticut	5	Michigan	15	Rhode Island	1
Delaware	1	Minnesota	8	Tennessee	5
Florida	22	Mississippi	1	Texas	30
Georgia	14	Missouri	5	Utah	2
Idaho	1	Nebraska	2	Virginia	13
Illinois	15	Nevada	3	Washington	7
Indiana	7	New Hampshire	2	Wisconsin	4
Iowa	1	New Jersey	12
Kansas	2	New York	19	Total	326

Our primary distribution facility, our corporate office and our dsw.com fulfillment center are located in Columbus, Ohio. The lease for our distribution center and our executive office space expires in December 2021 and has three renewal options with terms of five years each. The lease for our dsw.com fulfillment center expires in September 2017 and has two renewal options with terms of five years each.

Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints and are for a fixed term with options for three to five extension periods, each of which is for a period of four or five years, exercisable at our option. As of January 28, 2012, we leased or subleased 22 DSW stores, our corporate office, our primary distribution center, a trailer parking lot and our dsw.com fulfillment center from entities affiliated with SSC. The remaining DSW stores are leased from unrelated entities.

ITEM 3.	LEGAL PROCEEDINGS.

Litigation relating to the merger of DSW and RVI- In the first quarter of fiscal 2011, shareholders of RVI filed two putative shareholder class action lawsuits in an Ohio state court captioned as follows: Steamfitters local #449 Retirement Security Fund v. Schottenstein, et. al (“Steamfitters”), and Farkas v. Retail Ventures, Inc. (“Farkas”). The Steamfitters action was brought against RVI and its directors and chief executive officer and DSW. The Farkas action was brought against RVI and its directors, and DSW and Merger Sub. The Steamfitters action alleged, among other things, that RVI and its directors breached their fiduciary duties by approving the merger agreement and that RVI’s chief executive officer and DSW aided and abetted in these alleged breaches of fiduciary duty. The Farkas action alleged, among other things, that the RVI board of directors breached its fiduciary duties by approving the merger agreement and failing to disclose certain alleged material information, and that RVI and DSW aided and abetted these alleged breaches of fiduciary duty. Both complaints sought, among other things, to enjoin the shareholder vote on the Merger, as well as money damages. On May 9, 2011, the court granted plaintiffs’ motion to consolidate the actions. In order to avoid the costs associated with the litigation, the parties agreed to a disclosure-based settlement of the lawsuits set forth in an executed memorandum of understanding that was filed with the court. The memorandum of understanding provided for, among other things, additional public disclosure with respect to the Merger, which was included in the joint proxy statement/prospectus sent to the shareholders of RVI and DSW. The court approved the settlement, and this matter is resolved.

Guarantee of Union Square lease- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York seeking to recoup payments under the guarantee. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. Currently, the ultimate disposition of this lease is unknown. Among other things, the landlord could find a tenant and assert that DSW is responsible for any shortfalls or rent while the space is unoccupied, DSW could assume additional space at this location (where DSW already has a store) or DSW could successfully assert that the guarantee is not enforceable resulting in limited or no liability to DSW. We will continue to monitor our potential liability regarding this lease obligation.

Other legal proceedings- Other than the proceedings noted above, we are involved in various legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to our results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A Common Shares are listed for trading under the ticker symbol “DSW” on the NYSE. As of March 22, 2012, there were 145 holders of record of our Class A Common Shares and 18 holders of record of our Class B Common Shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. The following table provides our quarterly market prices of our Class A Common Shares as reported on the NYSE and cash dividends per share for 2011 and 2010:

	Market Price		Cash Dividends per Share
	High	Low
Fiscal 2010:
First Quarter	$33.49	$24.14
Second Quarter	31.55	20.96
Third Quarter	33.97	22.65
Fourth Quarter	41.84	32.76

Fiscal 2011:
First Quarter	$48.27	$33.10
Second Quarter	55.90	42.29
Third Quarter	55.41	37.29	$2.15
Fourth Quarter	53.32	40.54	0.15

Dividends. On August 10, 2011, our Board of Directors declared a special dividend of $2.00 per share with a record date of September 20, 2011, which was distributed on September 30, 2011. On both August 19, 2011 and November 22, 2011, our Board of Directors declared a quarterly dividend of $0.15 per share with record dates of September 20, 2011 and December 19, 2011, respectively, which were distributed on September 30, 2011 and December 30, 2011, respectively.We did not pay cash dividends in fiscal 2010.

The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payment of dividends by us or our subsidiaries provided that we meet the minimum cash and short-term investments requirement, as defined in our Credit Facility, of $125.0 million.

Common Share Repurchases. DSW made no purchases of its Common Shares during the fourth quarter of fiscal 2011, excluding shares withheld to satisfy tax withholdings for stock option exercises and the vesting of restricted stock units. These shares withheld are summarized in the table below (shares in thousands):

	Total number of shares withheld	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs

October 30, 2011 to November 26, 2011
November 27, 2011 to December 31, 2011	2	$42.97
January 1, 2012 to January 28, 2012
	2	$42.97

Performance Graph

The following graph compares our cumulative total shareholder return of our Class A Common Shares with the cumulative total return of the S&P MidCap 400 Index and the S&P Retailing Index, both of which are published indexes. This comparison includes the period ended February 3, 2007 through the period ended January 28, 2012.

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
2/3/07
2/2/08
1/31/09
1/30/10
1/29/11
1/28/12
DSW Inc.
S&P MidCap 400 Index
S&P Retailing Index

The comparison of the cumulative total returns for each investment assumes $100 was invested on February 3, 2007 and that all dividends were reinvested.

	Fiscal years ended
Company / Index	2/3/2007	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012
DSW Inc.	$100.00	$46.05	$24.89	$60.11	$83.04	$130.82
S&P MidCap 400 Index	100.00	97.77	61.62	88.34	117.91	121.10
S&P Retailing Index	100.00	81.62	47.31	90.10	122.48	146.86

ITEM 6.	SELECTED FINANCIAL DATA.

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

	For the fiscal years ended(1)
	1/28/2012	1/29/2011	1/30/2010	1/31/2009	2/2/2008
	(dollars in thousands, except per share and net sales per average gross square foot)
Statement of Operations Data(2):
Net sales(3)	$2,024,329	$1,822,376	$1,602,605	$1,462,944	$1,405,615
Gross profit(4)	$653,947	$565,681	$467,492	$379,099	$370,135
Change in fair value of derivative instruments	$(53,914)	$(49,014)	$(66,499)	$85,235	$248,193
Depreciation and amortization	$51,237	$48,262	$46,738	$38,466	$28,298
Operating profit (loss)	$151,450	$120,560	$(39,844)	$128,048	$329,514
Income (loss) from continuing operations	$200,338	$51,820	$(65,610)	$109,180	$261,846
Total (loss) income from discontinued operations, net of tax	$(4,855)	$6,628	$59,880	$(48,379)	$(190,525)
Less: Income attributable to noncontrolling interests	$(20,695)	$(40,654)	$(20,361)	$(9,960)	$(19,879)
Net income (loss), net of noncontrolling interests	$174,788	$17,794	$(26,091)	$50,841	$51,442

Earnings per Share Data:
Diluted earnings (loss) per share from continuing operations, net of noncontrolling interests	$4.68	$0.52	$(4.04)	$2.94	$3.54
Diluted (loss) earnings per share from discontinued operations	$(0.14)	$0.31	$2.82	$(2.25)	$(7.71)
Diluted earnings (loss) per share, net of noncontrolling interests	$4.54	$0.82	$(1.23)	$0.69	$(4.17)

Balance Sheet Data:
Total assets	$1,207,900	$1,041,477	$903,465	$953,762	$951,966
Working capital(5)	$560,458	$320,629	$369,204	$307,776	$295,862
Current ratio(6)	2.8	1.8	2.4	2.2	2.0
Total shareholders’ equity	$786,587	$488,869	$403,290	$395,186	$333,272
Long-term obligations (7)	$—	$132,132	$129,757	$127,576	$135,293

Other Data:
Cash dividends per share(8)	$2.30	$—	$—	$—	$—
Capital expenditures	$76,912	$52,298	$21,785	$78,658	$101,736
Number of DSW stores:
Beginning of period	311	305	298	259	223
New stores	17	9	9	41	37
Closed/re-categorized stores(9)	(2)	(3)	(2)	(2)	(1)

	For the fiscal years ended(1)
	1/28/2012	1/29/2011	1/30/2010	1/31/2009	2/2/2008
	(dollars in thousands, except per share and net sales per average gross square foot)
End of period	326	311	305	298	259
Comparable DSW stores(10)	300	293	249	217	192
DSW total square footage (in thousands) (11)	7,289	6,972	6,840	6,750	6,143
Average gross square footage (in thousands) (12)	7,158	6,928	6,840	6,454	5,814
Net sales per average gross square foot (in thousands) (13)	$243	$228	$203	$196	$212
Number of leased departments at end of period	336	352	356	377	378
Total comparable sales change(10)	8.3%	13.2%	3.2%	(5.9)%	(0.8)%
____________

(1)	See Note 1 for a discussion of the impact of the Merger on DSW’s consolidated financial statements.

(2)	All fiscal years are based on a 52 week year.

(3)	Includes net sales for our three sales channels, DSW stores, dsw.com and the leased business division.

(4)
Gross profit is defined as net sales less cost of sales. Cost of sales includes the cost of merchandise, which includes markdowns and shrinkage. Also included in the cost of sales are expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation and including impairments). For fiscal 2010, 2009, 2008 and 2007, store occupancy and warehousing expenses of $246.6 million, $244.6 million, $242.3 million and $213.6 million respectively, which were included in operating expenses for RVI are included in cost of sales for DSW.

(5)	Working capital represents current assets less current liabilities.

(6)	Current ratio represents current assets divided by current liabilities.

(7) Long-term obligations represent Premium Income Exchangeable Securities ("PIES") which were settled in DSW Class A Common Shares on September 15, 2011. The PIES were classified as a current liability as of January 29, 2011.

(8) DSW declared its first dividends in fiscal 2011. On August 10, 2011, our Board of Directors declared a special dividend of $2.00 per share with a record date of September 20, 2011, which was distributed on September 30, 2011. On both August 19, 2011 and November 22, 2011, our Board of Directors declared a quarterly dividend of $0.15 per share with record dates of September 20, 2011 and December 19, 2011, respectively, which were distributed on September 30, 2011 and December 30, 2011, respectively.

(9)	One combination DSW/Filene’s Basement store was re-categorized as a DSW store at the beginning of fiscal 2010.

(10)
DSW store and leased departments are comparable when in operation for at least 14 months at the beginning of the fiscal year. In fiscal 2010, dsw.com was included in comparable sales as the sales channel had been open at least 14 months at the beginning of fiscal 2010. Stores or leased departments, as the case may be, are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter that they are closed.

(11)	DSW total square footage represents the total amount of square footage for DSW stores only; it does not reflect square footage of leased departments.

(12)
Average gross square footage represents the monthly average of square feet for DSW stores only for each period presented and consequently reflects the effect of opening stores in different months throughout the period.

(13) Net sales per average gross square foot is the result of dividing net sales for DSW stores only for the period presented by average gross square footage calculated as described in note 12 above.

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

Executive Summary - Fiscal 2011

During fiscal 2011, we generated a 8.3% increase in comparable sales and a 11.1% increase in total sales. The increase in comparable sales was driven by an increase in transactions and units per transaction, as more customers visited our stores and dsw.com, and those customers purchased more items per transaction. All merchandise categories reported strong performance, with no single category driving the overall sales increase.

In fiscal 2011, DSW Inc.’s gross profit rate improved 130 basis points over the prior year driven by an increase in initial markup and a reduction in markdown activity in our DSW segment as well as leveraging our occupancy rate. The increase in initial markup is due to cost mitigation with our vendors and selective price increases. Although we experienced cost increases from our product sources in China in the second half of fiscal 2011, our supply chain and merchandising initiatives mitigated some of these cost increases. The reduction in markdown activity was the result of the composition and mix of sales.

In the second quarter of fiscal 2011, we completed our merger with our former parent, RVI. Throughout fiscal 2011, the consolidated company incurred $17.3 million in transaction costs related to the Merger and other RVI related expenses. DSW also assumed all of RVI’s obligations including the PIES and warrants. In fiscal 2011, the Company incurred a non-cash charge of $53.9 million related to the change in fair value of the derivative instruments, PIES and warrants, compared to a non-cash charge of $49.0 million related to the change in fair value of derivative instruments in fiscal 2010. DSW settled the obligations under the PIES with the issuance of 3.8 million Class A Common Shares in the third quarter of fiscal 2011. The warrants expire in June 2012.

We have continued making investments in our business that are critical to long-term growth. During fiscal 2011, we invested $76.9 million in capital expenditures compared to $52.3 million during fiscal 2010. Our capital expenditures were primarily related to opening new stores, remodeling existing stores and improving our information technology and business infrastructure. As of January 28, 2012, our cash and short-term investments balance was $375.7 million. We had $53.9 million in long-term investments and had no long-term debt.

As of January 28, 2012, we operated 326 DSW stores, dsw.com and leased departments in 261 Stein Mart stores, 74 Gordmans stores and one Frugal Fannie’s store. DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment.

Results of Operations

The following table represents selected components of our historical consolidated results of operations, expressed as percentages of net sales:

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	(67.7)	(69.0)	(70.8)
Gross profit	32.3	31.0	29.2
Operating expenses	(22.2)	(21.7)	(27.5)
Change in fair value of derivative instruments	(2.6)	(2.7)	(4.2)
Operating profit (loss)	7.5	6.6	(2.5)
Interest expense, net	(0.5)	(0.6)	(0.7)
Non-operating income (expense), net	—	0.1	(0.2)
Income (loss) from continuing operations before income taxes	7.0	6.1	(3.4)
Income tax benefit (provision)	2.9	(3.3)	(0.7)
Income (loss) from continuing operations	9.9	2.8	(4.1)
Total (loss) income from discontinued operations, net of tax	(0.2)	0.4	3.7
Net income (loss)	9.7	3.2	(0.4)
Less: net income attributable to the noncontrolling interests	(1.1)	(2.2)	(1.2)
Net income (loss), net of noncontrolling interests	8.6%	1.0%	(1.6)%

Fiscal Year Ended January 28, 2012 (Fiscal 2011) Compared to Fiscal Year Ended January 29, 2011 (Fiscal 2010)

Net Sales. Sales for fiscal 2011 increased by 11.1% from fiscal 2010. The following table summarizes the increase in our net sales:

Fiscal year ended January 28, 2012
(in millions)
Net sales for the fiscal year ended January 29, 2011	$1,822.4
Increase in comparable sales	148.0
Net increase from non-comparable and closed store sales	53.9
Net sales for the fiscal year ended January 28, 2012	$2,024.3

The following table summarizes our sales by reportable segment and in total:

	Fiscal years ended
	January 28, 2012	January 29, 2011
	(in millions)
DSW segment	$1,871.9	$1,680.9
Leased business division segment	152.4	141.5
Total DSW Inc.	$2,024.3	$1,822.4

The following table summarizes our comparable sales change by reportable segment and in total:

Fiscal year ended
January 28, 2012
DSW segment	8.6%
Leased business division segment	5.1%
Total DSW Inc.	8.3%

The increase in comparable sales was primarily a result of an increase in transactions and units per transaction, as more customers visited our stores and dsw.com, and those customers purchased more items per transaction. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 8%, men's by 14%, athletic by 3% and accessories by 15%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales to 32.3% in fiscal 2011 from 31.0% in fiscal 2010. By reportable segment and in total, gross profit as a percentage of net sales was:

	Fiscal years ended
	January 28, 2012	January 29, 2011
DSW segment	33.4%	31.9%
Leased business division segment	19.4%	21.4%
Total DSW Inc.	32.3%	31.0%

DSW segment merchandise margin, defined as gross profit excluding occupancy and warehousing expenses, a non-GAAP measure, was 45.5% and 44.7% as a percentage of net sales for fiscal 2011 and fiscal 2010, respectively, due to an increase in initial markup and a decrease in markdown activity. The increase in initial markup was due to cost mitigation with our vendors and selective price increases. The reduction in markdown activity was the result of the composition and mix of sales. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 10.2% for fiscal 2011 from 11.1% for fiscal 2010 primarily as a result of increased average store sales. Warehousing expense increased as a percentage of net sales to 1.9% for fiscal 2011 from 1.7% for fiscal 2010 primarily to due to expenses related to size replenishment and to support dsw.com sales growth.

Gross profit for the leased business division decreased as a percentage of net sales for fiscal 2011 and was unfavorably impacted by markdowns related to Filene’s Basement’s bankruptcy and subsequent liquidation. We incur occupancy expense of approximately 20% of net sales for our leased business division.

Operating Expenses. Operating expenses as a percentage of net sales were 22.2% and 21.7% for fiscal 2011 and fiscal 2010, respectively. The deleverage in operating expenses was driven by DSW and RVI merger-related transaction costs and other RVI-related expenses of $17.3 million incurred during fiscal 2011 compared to $4.0 million incurred during fiscal 2010.

Change in Fair Value of Derivatives. During fiscal 2011 and 2010, the Company recorded a non-cash charge of $12.3 million and $14.6 million, respectively, representing the changes in fair value of outstanding warrants. During fiscal 2011 and 2010, the Company recorded a non-cash charge of $41.7 million and $34.4 million, respectively, representing the change in the fair value of the conversion feature of the PIES. The Company utilizes the Black-Scholes pricing model to estimate the fair value of the derivatives. The change in the fair value of the derivatives is primarily due to the increases in share price.

Interest Expense, Net. Interest expense, net of interest income, was 0.5% and 0.6% as a percentage of net sales for fiscal 2011 and fiscal 2010, respectively. The decrease in interest expense was primarily a result of the settlement of the PIES during the third quarter of fiscal 2011.

Non-operating Income (Expense), Net. There was no non-operating income for fiscal 2011. Non-operating income, net of non-operating expense, for fiscal 2010 resulted from a gain on the sale of a fully impaired auction rate security which was sold during fiscal 2010.

Income Taxes. Our effective tax rate for fiscal 2011 was a benefit of 40.8%, compared to an expense of 53.6% for fiscal 2010. The effective tax rate in fiscal 2011 was favorably impacted by the release of the valuation allowance and other merger related tax items. We were able to release the valuation allowance on RVI’s deferred tax assets of $88.6 million due to the Company’s expected future taxable income and reverse the deferred tax liability of $87.4 million related to RVI's basis in DSW. These benefits were partially offset by the reversal of deferred tax assets of $18.6 million related to the PIES and the elimination of $17.4 million related to state net operating losses and tax credits.

Income from Discontinued Operations - Value City Department Stores. Income from discontinued operations of $0.2 million and $2.7 million in fiscal 2011 and fiscal 2010, respectively, was primarily due to revaluation of guarantees due to changes in facts and circumstances related to the guarantees.

(Loss) Income from Discontinued Operations - Filene’s Basement. Loss from discontinued operations of $5.0 million in fiscal 2011 was primarily due to lease guarantees, net of tax, partially offset by a distribution from the debtor's estates. Income from discontinued operations, net of tax, of $3.9 million during fiscal 2010 is primarily due to an initial distribution from the debtor’s estates.

Noncontrolling interests. For fiscal 2011 and fiscal 2010, net income was impacted by $20.7 million and $40.7 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders prior to the Merger. As of the effective time of the Merger, there were no noncontrolling interests.

Fiscal Year Ended January 29, 2011 (Fiscal 2010) Compared to Fiscal Year Ended January 30, 2010 (Fiscal 2009)

Net Sales. Sales for fiscal 2010 increased by 13.7% from fiscal 2009. The following table summarizes the increase in our net sales:

Fiscal year ended January 29, 2011
(in millions)
Net sales for the fiscal year ended January 30, 2010	$1,602.6
Increase in comparable sales	206.6
Net increase from non-comparable and closed store sales	13.2
Net sales for the fiscal year ended January 29, 2011	$1,822.4

The following table summarizes our sales by reportable segment and in total:

	Fiscal years ended
	January 29, 2011	January 30, 2010
	(in millions)
DSW segment	$1,680.9	$1,455.0
Leased business division segment	141.5	147.6
Total DSW Inc.	$1,822.4	$1,602.6

The following table summarizes our comparable sales change by reportable segment and in total:

Fiscal year ended
January 29, 2011
DSW segment	14.0%
Leased business division segment	4.6%
Total DSW Inc.	13.2%

Beginning in fiscal 2010, dsw.com is included in the change in comparable sales. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com, and a higher percentage of those customers making a purchase. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 15%, men's by 13%, athletic by 10% and accessories by 19%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales to 31.0% in fiscal 2010 from 29.2% in fiscal 2009 . By reportable segment and in total, gross profit as a percentage of net sales was:

	Fiscal years ended
	January 29, 2011	January 30, 2010
DSW segment	31.9%	30.2%
Leased business division segment	21.4%	19.1%
Total DSW Inc.	31.0%	29.2%

DSW segment merchandise margin, defined as gross profit excluding occupancy and warehousing expenses, a non-GAAP measure, was 44.7% as a percentage of net sales for both fiscal 2010 and 2009. Sales volume exceeded our expectations during the spring season of fiscal 2010, which resulted in a reduction of markdown activity and improved merchandise margins. This improvement was offset in the fall season due to a challenging comparison against record merchandise margin rates in the comparable period. The reduction in the fall season margin rate was expected as a result of our inventory being positioned to achieve double digit comparable sales growth. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 11.1% for fiscal 2010 from 12.9% for last year primarily as a result of increased average store sales and decreased in dollars as a result of expense saving initiatives.

Gross profit for the leased business division increased as a percentage of net sales for fiscal 2010 due to a reduction in markdown activity driven by continued enhancements to the clearance markdown process and better alignment our inventory position to sales demand.

Operating Expenses. Operating expenses as a percentage of net sales were 21.7% and 27.5% for fiscal 2010 and fiscal 2009, respectively. We increased our marketing expenses to drive sales and have continued investing in our infrastructure resulting in additional depreciation expense.

Operating expenses related to pre-merger RVI decreased $62.8 million primarily due to a reduction of bad debt expense of $2.7 million during fiscal 2010 due to an initial distribution from the debtors’ estates, compared to an increase in bad debt expense of $57.3 million during fiscal 2009 due to the bankruptcy filing of Filene’s Basement on May 4, 2009 for notes receivable held by RVI. This was partially offset by $4.0 million accrued for the complaint filed by Value City Holdings, Inc., and related entities.

Change in Fair Value of Derivatives. During fiscal 2010 and 2009, the Company recorded a non-cash charge of $14.6 million and $16.8 million, respectively, representing the changes in fair value of warrants. During fiscal 2010 and 2009, the Company recorded a non-cash charge of $34.4 million and $49.7 million, respectively, representing the change in the fair value of the conversion feature of the PIES. The Company utilizes the Black-Scholes pricing model to estimate the fair value of the derivatives. The change in the fair value of the derivatives is primarily due to the increases in the RVI and DSW stock prices.

Interest Expense, Net. Interest expense, net of interest income, was 0.6% and 0.7% as a percentage of net sales for fiscal 2010 and 2009, respectively. The increase in interest income was primarily a result of the reversal of interest reserves related to uncertain tax positions which were released during fiscal 2010.

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

Income Taxes. Fiscal 2010 reflects a 53.6% effective tax rate as compared to a 22.5% fiscal 2009 effective rate. The 2010 and 2009 tax rates reflect the impact of a non-cash charge for the change in fair value on the mark to market accounting for the warrants.

Income from Discontinued Operations - Value City Department Stores. The $2.7 million and $9.5 million reduction in the loss from discontinued operations in fiscal 2010 and fiscal 2009, respectively, was primarily due to revaluation of guarantees due to changes in facts and circumstances related to the guarantees.

(Loss) Income from Discontinued Operations - Filene’s Basement. The $3.9 million increase in the gain from discontinued operations during fiscal 2010 is primarily due to an initial distribution from the debtor’s estates. In fiscal 2009, the income from Filene’s Basement of $50.4 million was comprised of the gain on the disposition of Filene’s Basement of $81.9 million partially offset by the loss from Filene’s Basement operations of $31.5 million. The gain on the disposition of Filene’s Basement was due to the write-off of the investment in Filene’s Basement partially offset by the recording of guarantees, other expenses relating to the disposition of Filene’s Basement and income tax benefit of $2.9 million in the aggregate.

Noncontrolling interests. For fiscal 2010 and fiscal 2009, net income was impacted by $40.7 million and $20.4 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders.

Non-GAAP Financial Measures

DSW utilizes merchandise margin, a non-GAAP financial measure, to explain its gross profit performance. Management believes this non-GAAP measure is an indication of the Company’s performance as the measure provides a consistent means of comparing performance between periods and competitors as retailers differ on their inclusion in cost of sales. Management uses this non-GAAP measure to assist in the evaluation of the performance of our segments and to make operating decisions. Within Management’s

Discussion and Analysis, DSW discloses merchandise margin, store occupancy expenses and warehousing expense, which reconcile to gross profit.

Liquidity and Capital Resources

Overview

Our primary ongoing cash flow requirements are for inventory purchases, capital expenditures made in connection with our store expansion, improving our information systems, the remodeling of existing stores and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from DSW operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures related to projected business growth for the foreseeable future and continue payments of dividends to our shareholders.

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital increased $239.9 million to $560.5 million as of January 28, 2012 from $320.6 million as of January 29, 2011. The increase in net working capital was primarily due to the settlement of the PIES, a current liability as of January 29, 2011, and an increase in deferred tax assets related to the release of the valuation allowance for expected fiscal 2012 net operating loss usage. As of January 28, 2012 and January 29, 2011, the current ratio was 2.8 and 1.8, respectively.

Operating Activities

Net cash provided by operations in fiscal 2011 increased to $214.2 million from $127.0 million for fiscal 2010. The increase in our income from continuing operations is $148.5 million, which was higher than our increase in net cash provided by operations, as it was driven by a non-cash deferred income tax benefit. The Merger allows DSW the opportunity to utilize RVI’s federal net operating losses and tax credits to offset future taxable income, which generated significant cash tax savings in fiscal 2011 and should continue to generate cash tax savings in the next several years.

Net cash provided by operations in fiscal 2010 was $127.0 million, compared to $134.4 million for fiscal 2009. Net income (loss), net of noncontrolling interests, after adjusting for non-cash charges, increased but was offset by income tax related items and the planned inventory increase net of the related increase in accounts payable.

We operate all our stores, our distribution and fulfillment centers and our office facilities from leased facilities. All lease obligations are accounted for as operating leases. We disclose the minimum payments due under operating leases in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Although our plan for continued expansion could place increased demands on our financial, managerial, operational and administrative resources and result in increased demands on management, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. Uncertainty in the United States economy could result in reductions in customer traffic and comparable sales in our existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These potential negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.

Investing Activities

For fiscal 2011, cash used in investing activities amounted to $139.6 million compared to $176.1 million for fiscal 2010. During fiscal 2011, $393.8 million of cash was used to purchase available-for-sale and held-to-maturity securities while $329.1 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. We have increased our investment in longer term investments to increase our return. During fiscal 2011, we incurred $76.9 million in capital expenditures, of which $58.5 million related to stores and $18.4 million related to information technology and business infrastructure.

For fiscal 2010, cash used in investing activities amounted to $176.1 million compared to $87.3 million for fiscal 2009. During fiscal 2010, $302.4 million of cash was used to purchase available-for-sale and held-to-maturity securities while $173.0 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. During fiscal 2010, we incurred $52.3 million in capital expenditures, of which $34.6 million related to stores, $8.4 million related to supply chain projects and warehouses and $9.3 million related to information technology and infrastructure.

We expect to spend approximately $120 million for capital expenditures in fiscal 2012. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open approximately 35 to 40 stores in fiscal 2012. In addition to our investments in new stores and remodeling stores, we will invest in the reconfiguration of the Columbus distribution center and the expansion of the dsw.com fulfillment center to support business growth. In fiscal 2011, we opened 17 new DSW stores. During fiscal 2011, the average investment required to open a typical new DSW store was approximately $2.1 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.7 million, fixtures and leasehold improvements typically accounted for $1.1 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Activities

For fiscal 2011, net cash used in financing activities of $95.3 million was primarily related to our dividend payments, merger related activity and an increase in stock option exercises. For fiscal 2010, net cash used in financing activities of $0.1 million was primarily related to stock option activity and debt issuance costs. For fiscal 2009, net cash provided by financing activities of $0.4 million was primarily related to stock option activity.

At the effective date of the Merger, our subsidiary assumed RVI’s obligations under the warrants and PIES. The warrants are exercisable for DSW common shares, do not have any cash outflows associated with any exercises and expire in June 2012. As we settled the PIES in DSW Class A Common Shares, there were no cash outflows associated with the settlement. We will no longer have quarterly interest payments under the PIES.

$100 Million Credit Facility. On June 30, 2010, we entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under the Credit Facility, we and our subsidiary, DSW Shoe Warehouse, Inc., are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon our request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon our revolving credit availability. Swing loans bear interest under the base rate option. Our right to obtain advances under the Credit Facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to DSW’s management and the operation of DSW’s business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, enter into transactions with affiliates and merge or consolidate with another entity. Our Credit Facility allows the payment of dividends and redemption of our stock by us or our subsidiaries provided that we minimum cash and short-term investments requirement, as defined in the Credit Facility, of $125.0 million. Additional covenants limit our payments for capital expenditures to $125 million in any fiscal year, and if we have direct borrowings greater than $25 million, our Credit Facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. We paid $74.7 million for capital expenditures in fiscal 2011. As of January 28, 2012, we were not required to calculate the fixed charge coverage ratio as we did not have direct borrowings greater than $25 million. We had availability under the Credit Facility of $82.7 million and outstanding letters of credit of $17.3 million as of January 28, 2012.

Other Liquidity Considerations

Filene's Basement Pension Plan. On December 1, 2011, we adopted a plan amendment to terminate the Filene's Basement pension plan assumed by Merger Sub ("Pension Plan") with a proposed termination date of March 22, 2012. Prior to the Pension Plan being fully funded, certain regulatory approvals and participant settlement elections need to be obtained. Any plan liabilities in excess of plan assets will be fully funded prior to the settlement of the liability, which is expected to occur in fiscal 2012 or fiscal 2013. As of January 28, 2012, the underfunded liability of the Pension Plan is $5.6 million.

To satisfy the liability under the Pension Plan, we will issue lump-sum payments at participant election and purchase non participating group annuity contracts to cover any participants that do not elect a lump-sum distribution. The purchase price of the contracts will be funded from the assets of the plan at the date of termination, and any shortfall will be covered by a payment from DSW. The transaction should result in the transfer and settlement of the pension benefit obligation, thus relieving us of any responsibility for the Pension Plan. Upon the transfer of the plan obligations and assets described above, we expect to record a charge to earnings in the quarter that termination is completed.

$143.75 Million Premium Income Exchangeable SecuritiesSM (“PIES”). On August 10, 2006, RVI announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES, in the aggregate principal amount of $125.0 million. The closing of the transaction took place on August 16, 2006. On September 15, 2006, RVI closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18.75 million of PIES. The $143.75 million PIES bore a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. The PIES were mandatorily exchangeable, on the maturity date, into DSW Class A Common Shares, which were issuable upon exchange of DSW Class B Common Shares, beneficially owned by RVI prior to the Merger, and after the Merger beneficially owned by a subsidiary of DSW, and retired in the third quarter of fiscal 2011. On the maturity date, each holder of the PIES received a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006.

During fiscal 2011, 2010 and 2009, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $41.7 million, $34.4 million, and $49.7 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The fair value of the conversion feature was reclassified to equity at the settlement date. As of January 29, 2011, the fair value liability recorded for the conversion feature of the PIES was $6.4 million.

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

Warrants. DSW, and prior to the Merger, RVI, has outstanding warrants to purchase up to 753,185 DSW Common Shares to certain Schottenstein Affiliates at an exercise price of $10.35 per share. The warrants are subject to certain anti-dilution provisions and are exercisable at any time on or prior to June 11, 2012. DSW has granted registration rights with respect to the shares issuable upon exercise of the warrants.

On March 14, 2012, DSW issued 411,963 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrant that was originally issued on July 5, 2005. The common shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $4.3 million, and DSW paid accrued dividends of $0.8 million related to the Company's special dividend issued on September 30, 2011. In connection with this issuance, no underwriters were utilized and no commissions were paid. Following this exercise, there are remaining warrants held by other Schottenstein Affiliates to acquire 341,222 Class A or Class B Common Shares.

During fiscal 2011, DSW recorded a non-cash charge of $12.3 million related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $11.1 million. For fiscal 2010, the Company recorded a non-cash charge of $14.6 million for the change in fair value of warrants, of which the portion held by related parties was a non-cash charge of $13.0 million. For fiscal 2009, the Company recorded a non-cash charge of $16.8 million for the change in fair value of warrants, of which the portion held by related parties was a non-cash charge of $6.9 million.

On April 28, 2011, RVI issued 221,037 common shares (which represent 96,151 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger), without par value, to Millennium Partners, L.P. (“Millennium”) in connection with

Millennium’s exercise of its outstanding warrant that was originally issued by RVI on July 5, 2005. The common shares were issued at an exercise price of $4.50 per share, for an aggregate cash purchase price of $1.0 million. In connection with this exercise, the Company reclassified $3.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2011, for a total of $4.6 million increase to paid in capital. In connection with this issuance, no underwriters were utilized, and no commissions were paid.

On November 16, 2010, RVI issued 1,214,572 common shares (which represent 528,338 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger), without par value, to Cerberus Partners, L.P. (“Cerberus”) in connection with Cerberus’ exercise of its outstanding warrant that was originally issued by RVI on July 5, 2005. The warrant was exercised on a cashless exercise basis as permitted by the warrant, resulting in the issuance of 1,214,572 of the 1,731,460 shares (which represent 528,338 of 753,185 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger) for which the warrant could have been exercised (at an exercise price of $4.50 per share). In connection with this issuance, no payment was made to RVI, no underwriters were utilized, and no commissions were paid.

RVI Credit Facility. On February 8, 2011, RVI and SEI, Inc. (“SEI”), a Schottenstein Affiliate, entered into a Loan Agreement (the “Loan Agreement”) pursuant to which SEI made available to RVI a revolving credit facility, to fund its operations prior to the Merger, in the principal amount not to exceed $30.0 million (the “RVI Credit Facility”). Upon execution of the Loan Agreement, RVI also paid an up-front commitment fee of 8.75% of the maximum loan amount, $2.625 million, to SEI, which was approved by the RVI board of directors, prior to the Merger. In connection with the completion of the Merger, DSW repaid RVI’s obligations during the second quarter of fiscal 2011 under the RVI Credit Facility with SEI, a Schottenstein Affiliate, of $11.0 million in principal and $0.1 million in interest. In fiscal 2011, DSW fully amortized the up-front commitment fee of $2.625 million.

Value City Disposition. Prior to the Merger, RVI completed the disposition of an 81% ownership interest in its Value City business on January 23, 2008. RVI, now Merger Sub, guaranteed or may, in certain circumstances, be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date; amounts owed for guaranteed severance for certain Value City employees; amounts owed under lease obligations for certain equipment leases; amounts owed under certain employee benefit plans if the plans are not fully funded on a termination basis; amounts owed for certain workers compensation claims for events prior to the disposition date; amounts owed under certain income tax liabilities and the guarantee of other amounts.

As of January 28, 2012 and January 29, 2011, the amount of guarantees of Value City commitments was $0.2 million and $0.4 million, respectively. The reduction in the liability through January 28, 2012 is due to payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the guaranteed liability would be incurred. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid.

Filene’s Basement Disposition. On April 21, 2009, RVI sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. RVI, now Merger Sub, guaranteed or may, in certain circumstances, be responsible for certain liabilities of Filene’s Basement, including, but not limited to, amounts owed under lease obligations related to leases not assumed by Syms. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, Syms purchased certain assets of Filene’s Basement. On November 2, 2011, Syms and Filene's Basement filed for bankruptcy and closed all stores in December 2011. As of January 28, 2012, we have recorded a liability of $9.0 million for the guarantees of Filene’s Basement commitments for lease obligations. We also believe that not all of the guarantees may be enforceable and/or that the amount of liability under the guarantees may be limited. Currently, the ultimate disposition of these leases is unknown. Among other things, the landlords could find a tenant and assert that DSW is responsible for any shortfalls or rent while the space is unoccupied, DSW could acquire additional space at these locations, or DSW could successfully assert that the guarantee is not enforceable resulting in limited or no liability to DSW. We will continue to monitor our potential liability regarding these lease obligations. The landlord at one of the locations has brought a lawsuit against Merger Sub seeking to recoup payments under the guarantee.

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

The following table provides aggregated information about contractual obligations and other non-current liabilities as of January 28, 2012 (amounts in thousands):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	More Than 5 Years
Operating lease obligations (1)	$1,017,486	$149,886	$291,117	$239,020	$337,463
Construction commitments (2)	4,930	4,930
Purchase obligations (3)	11,423	3,299	6,901	1,223
Pension (4)	5,583	5,583
Total	$1,039,422	$163,698	$298,018	$240,243	$337,463

(1)
Many of our operating leases require us to pay contingent rent based on sales, common area maintenance costs and real estate taxes. Contingent rent, costs and taxes vary year by year and are based almost entirely on actual amounts incurred. As such, they are not included in the lease obligations presented above. Other non-current liabilities of $113.8 million are primarily comprised of deferred rent liabilities, construction and tenant allowances, the unfunded pension liability and uncertain tax positions. Deferred rent, which is included in non-current liabilities, is excluded from this table as our payment obligations are included in the operating lease obligations. Construction and tenant allowances, which are included in non-current liabilities, are not contractual obligations as the balance represents cash allowances from landlords, which are deferred and amortized on a straight-line basis over the noncancelable terms of the lease.

The amount related to uncertain tax positions as of January 28, 2012 was $2.7 million, including approximately $0.4 million of accrued interest and penalties. Uncertain tax positions are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We may not be required to settle these obligations and have excluded these obligations from the table as we are not able to reasonably estimate the timing of the potential future payments, if any.

(2)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 28, 2012.

(3)
We are able to cancel many of our purchase obligations without payment or penalty, and we have excluded such obligations. One purchase obligation of approximately $0.3 million is a service contract with a related party that expires in July 2014.

(4) On December 1, 2011, we adopted a plan amendment to terminate the Pension Plan with a proposed termination date of March 22, 2012. As the timing of receiving the regulatory approval is uncertain and may not occur in fiscal 2012, we have continued to classify the pension liability in other non-current liabilities.

We had outstanding letters of credit that totaled approximately $17.3 million as of January 28, 2012. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of January 28, 2012, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $4.9 million as of January 28, 2012. In addition, as of January 28, 2012, we have signed 22 lease agreements for new store locations opening in fiscal 2012 and 2013 with total annual rent of approximately $16.7 million. In connection with the new lease agreements, we expect to receive a total of approximately $12.5 million of construction and tenant allowance reimbursements for expenditures at these locations.

Recent Accounting Pronouncements

Recent Accounting Pronouncements and their impact on DSW are disclosed in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

As discussed in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, the preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:

•
Revenue Recognition. Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns through period end, exclude sales tax and are not recognized until collectibility is reasonably assured. For sales through the dsw.com sales channel, we estimate a time lag for shipments to record revenue when the customer receives the goods. We believe a one day change in our estimate would not materially impact our revenue. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales.

•
Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at net realizable value, determined using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers' perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Markdowns establish a new cost basis for inventory. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in the newly established cost basis. The markdown reserve requires management to make assumptions regarding customer preferences, fashion trends and consumer demand.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit. DSW records a reduction to inventories and charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported DSW's shrinkage estimates. If our estimate of shrinkage, on a cost basis, were to increase or decrease 0.5% as a percentage of DSW Inc. sales, it would result in a decrease or increase of approximately $4.2 million to operating profit.

Our cost of sales includes the cost of merchandise, which includes markdowns and shrinkage. We also include in cost of sales additional expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation and including store impairments). Prior to the Merger, RVI included these additional costs in operating expenses. Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities, maintenance and other operating costs that are passed to us from the landlord. Distribution costs include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to our stores and from the fulfillment center to the customer. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to us by our landlords. Our cost of sales critical accounting policy has been updated from RVI's policy to DSW's historical policy.

•
Investments. Our investments are valued using a market-based approach using level 1 and 2 inputs. Our equity investment is recorded at cost and reviewed for impairment using an income approach valuation model that uses level 3 inputs such as the financial condition of the entity. We evaluate our investments for impairment and whether impairment is other-than-

temporary. In determining whether impairment has occurred, we review information about the underlying investment that is publicly available and assess our ability to hold the securities for the foreseeable future. Based on the nature of the impairment(s), we would record temporary impairments as unrealized losses in other comprehensive loss or other-than-temporary impairments in earnings. The investment is written down to its current market value at the time the impairment is deemed to have occurred.

•
Asset Impairment and Long-lived Assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset or asset group over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is generally included in cost of sales. We believe as of January 28, 2012 that the long-lived assets' carrying amounts and useful lives are appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•
Self-insurance Reserves. We record estimates for certain health and welfare, workers' compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Estimates for health and welfare, workers' compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers' compensation and casualty insurance, as well as on an aggregate annual basis. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and the actuarial assumptions. For example, for worker's compensation and liability future claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by $0.1 million.

•
Customer Loyalty Program. We maintain a customer loyalty program for the DSW stores and dsw.com sales channels in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we make assumptions related to customer purchase levels and redemption rates based on historical experience. If our redemption rate were to increase or decrease by 5%, it would result in a decrease or increase of approximately $1.9 million to operating profit.

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

•
Pension. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on a forward curve based on corporate debt securities currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. If our discount rate were to increase or decrease by 35 basis points, it would result in a decrease or increase to the unfunded pension liability of approximately $1.0 million.

•
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

Off-Balance Sheet Arrangements

As of January 28, 2012, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Cash and Equivalents- Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also have investments in various short-term and long-term investments. Our available-for-sale investments generally renew every 7 days, and we also have held-to-maturity investments that have terms greater than 365 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their term to maturity and thus may limit our ability to invest in higher income investments.

$100 Million Credit Facility- As of January 28, 2012, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Warrants- The warrants issued by RVI on July 5, 2005 in connection with previously paid credit facilities qualified as derivatives under ASC 815, Derivatives and Hedging. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. The Company estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of January 28, 2012, DSW had warrants outstanding to purchase up to 753,185 DSW Common Shares.

During fiscal 2011, DSW, and prior to the Merger, RVI, recorded a total non-cash charge related to the change in the fair value of the warrants of $12.3 million, respectively. As of January 28, 2012, the aggregate fair value liability recorded relating to the warrants is $29.3 million. The fair value liability was estimated as of January 28, 2012 using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 0.1%; expected life of 0.4 years; expected volatility of 43.5% and an expected dividend yield of 1.3%. As the warrants may be exercised for either Class A or Class B Common Shares of DSW, the settlement of such warrants will not result in a cash outlay by DSW. The warrants expire on June 11, 2012.

On March 14, 2012, DSW issued 411,963 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrant that was originally issued on July 5, 2005. The common shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $4.3 million, and DSW paid accrued dividends of $0.8 million related to the Company's special dividend issued on September 30, 2011. In connection with this issuance, no underwriters were utilized and no commissions were paid. Following this exercise, there are remaining warrants held by other Schottenstein Affiliates to acquire 341,222 Class A or Class B Common Shares.

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

Management assessed the effectiveness of our internal control system as of January 28, 2012. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that it maintained effective internal control over financial reporting, as of January 28, 2012.

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

In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2012, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference to satisfy the remaining information required by this Item.

ITEM 11.	EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF MANAGEMENT,” “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” and “REPORT OF THE COMPENSATION COMMITTEE” is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption “REPORT OF THE COMPENSATION COMMITTEE” shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in the Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN TABLE

The following table sets forth additional information as of January 28, 2012, about our Class A Common Shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (2)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	2,972,697	$22.43	3,639,630
Equity compensation plans not approved by security holders	N/A	N /A	N/A
Total	2,972,697	$22.43	3,639,630

(1)	DSW Inc. 2005 Equity Incentive Plan and RVI 2000 Stock Incentive Plan.

(2)
Includes 2,508,186 shares issuable pursuant to the exercise of outstanding stock options, 272,541 shares issuable pursuant to restricted stock units, and 191,970 shares issuable pursuant to director stock units. Since the restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

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

DSW INC.

March 27, 2012	By:	/s/ Douglas J. Probst
Douglas J. Probst, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. MacDonald	President and Chief Executive Officer and Director	March 27, 2012
Michael R. MacDonald	(Principal Executive Officer)

/s/ Douglas J. Probst	Executive Vice President and Chief Financial Officer	March 27, 2012
Douglas J. Probst	(Principal Financial and Accounting Officer)

*	Chairman of the Board and Director	March 27, 2012
Jay L. Schottenstein

	Director	March 27, 2012
Henry Aaron

*	Director	March 27, 2012
Elaine J. Eisenman

*	Director	March 27, 2012
Carolee Friedlander

*	Director	March 27, 2012
Joanna T. Lau

*	Director	March 27, 2012
Roger S. Markfield

*	Director	March 27, 2012
Philip B. Miller

*	Director	March 27, 2012
James D. Robbins

*	Director	March 27, 2012
Harvey L. Sonnenberg

*	Director	March 27, 2012
Allan J. Tanenbaum

*By:	/s/ Douglas J. Probst
Douglas J. Probst, (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DSW Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of DSW Inc. and its subsidiaries (the "Company") as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended January 28, 2012, January 29, 2011, and January 30, 2010. We also have audited the Company's internal control over financial reporting as of January 28, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSW Inc. and its subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, on May 26, 2011, Retail Ventures, Inc. (RVI) merged with and into DSW MS LLC (Merger Sub) with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of the Company. The merger was accounted for as a reverse merger with RVI as the accounting acquirer and the Company (the surviving legal entity) as the accounting acquiree.

As disclosed in Note 2 to the consolidated financial statements, the consolidated financial statements have been adjusted for the retrospective application of the new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and noncontrolling interests in consolidated financial statements, which became effective February 1, 2009.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 27, 2012

DSW INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS	January 28, 2012	January 29, 2011
Cash and equivalents	$79,003	$99,126
Short-term investments	296,697	241,557
Accounts receivable, net	16,900	13,105
Accounts receivable from related parties	96	81
Inventories	334,390	309,013
Prepaid expenses and other current assets	24,448	30,900
Deferred income taxes	116,473	49,354
Total current assets	868,007	743,136

Property and equipment:
Furniture, fixtures and equipment	295,162	261,056
Leasehold improvements	215,519	182,503
Total property and equipment	510,681	443,559
Accumulated depreciation and amortization	(274,955)	(231,217)
Property and equipment, net	235,726	212,342

Long-term investments	53,858	49,987
Goodwill	25,899	25,899
Deferred income taxes	15,653
Other assets	8,757	10,113
Total assets	$1,207,900	$1,041,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$148,944	$149,207
Accounts payable to related parties	2,304	1,069
Accrued expenses:
Compensation	33,427	25,162
Taxes	13,128	15,673
Other	52,195	49,694
Gift cards and merchandise credits	28,248	22,571
Conversion feature of short-term debt		6,375
Warrant liability	29,303	20,624
Current maturities of long-term debt		132,132
Total current liabilities	307,549	422,507

Other non-current liabilities	113,764	104,182
Deferred income taxes		25,919

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 and 69,600,000 authorized, respectively; 32,121,760 and 21,872,844 issued and outstanding, respectively	624,948	330,022
Class B Common Shares, no par value; 100,000,000 and 0 authorized, respectively; 11,169,972 and 0 issued and outstanding, respectively	171,864
Preferred Shares, no par value; 100,000,000 and 0 authorized, respectively; no shares issued or outstanding
Treasury Shares, at cost, 0 and 3,284 shares, respectively		(59)
Accumulated deficit	(1,739)	(78,940)
Accumulated other comprehensive loss	(8,486)	(5,842)
Total shareholders’ equity excluding noncontrolling interests	786,587	245,181
Noncontrolling interests		243,688
Total shareholders’ equity	786,587	488,869
Total liabilities and shareholders’ equity	$1,207,900	$1,041,477
The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 28, 2012, JANUARY 29, 2011 AND JANUARY 30, 2010
(in thousands, except per share amounts)

	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$2,024,329	$1,822,376	$1,602,605
Cost of sales	(1,370,382)	(1,256,695)	(1,135,113)
Operating expenses	(448,583)	(396,107)	(440,837)
Change in fair value of derivative instruments	(53,914)	(49,014)	(66,499)
Operating profit (loss)	151,450	120,560	(39,844)
Interest expense	(11,804)	(13,506)	(13,632)
Interest income	2,623	3,239	2,288
Interest expense, net	(9,181)	(10,267)	(11,344)
Non-operating income (expense), net		1,500	(2,367)
Income (loss) from continuing operations before income taxes	142,269	111,793	(53,555)
Income tax benefit (provision)	58,069	(59,973)	(12,055)
Income (loss) from continuing operations	200,338	51,820	(65,610)
Income from discontinued operations, net of tax - Value City	183	2,733	9,513
(Loss) income from discontinued operations, net of tax - Filene’s Basement	(5,038)	3,895	50,367
Total (loss) income from discontinued operations, net of tax	(4,855)	6,628	59,880
Net income (loss)	195,483	58,448	(5,730)
Less: net income attributable to the noncontrolling interests	(20,695)	(40,654)	(20,361)
Net income (loss), net of noncontrolling interests	$174,788	$17,794	$(26,091)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share from continuing operations, net of noncontrolling interests	$5.10	$0.52	$(4.04)
Diluted earnings (loss) per share from continuing operations, net of noncontrolling interests	$4.68	$0.52	$(4.04)
Basic (loss) earnings per share from discontinued operations	$(0.14)	$0.31	$2.82
Diluted (loss) earnings per share from discontinued operations	$(0.14)	$0.31	$2.82
Basic earnings (loss) per share, net of noncontrolling interests	$4.96	$0.83	$(1.23)
Diluted earnings (loss) per share, net of noncontrolling interests	$4.54	$0.82	$(1.23)

Shares used in per share calculations:
Basic	35,220	21,438	21,261
Diluted	37,138	21,576	21,261

Income (loss) from continuing operations, net of tax and noncontrolling interests:
Income (loss) from continuing operations, net of tax and noncontrolling interests	$179,643	$11,166	$(85,971)
(Loss) income from discontinued operations, net of tax	(4,855)	6,628	59,880
Net income (loss), net of noncontrolling interests	$174,788	$17,794	$(26,091)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 28, 2012, JANUARY 29, 2011 AND JANUARY 30, 2010
(in thousands)

	Number of Shares
	Class A Common Shares	Treasury Shares	Class A Common Shares	Treasury Shares	Warrants	Retained Earnings/ (Accum-ulated Deficit)	Total Accum-ulated Other Compre-hensive Loss	Non-controlling Interests	Total
Balance, January 31, 2009	21,181	3	$306,868	$(59)	$124	$(76,930)	$(7,389)	$172,572	$395,186
(Loss) income from continuing operations						(85,971)		20,361	(65,610)
Total income from discontinued operations, net of tax						59,880			59,880
Change in minimum pension liability, net of income tax expense of $117							(323)		(323)
Unrealized loss on available-for-sale securities							(99)	(37)	(136)
Total comprehensive loss									(6,189)
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment							754	281	1,035
Non-cash capital contribution to subsidiary			4,670						4,670
Capital transactions of subsidiary						2,744		4,244	6,988
Stock-based compensation expense, before related tax effects			997						997
Exercise of stock options	118		612						612
Cumulative effect of adoption of new accounting pronouncement					(124)		115		(9)
Balance, January 30, 2010	21,299	3	$313,147	$(59)	$—	$(100,277)	$(6,942)	$197,421	$403,290

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 28, 2012, JANUARY 29, 2011 AND JANUARY 30, 2010 (continued)
(in thousands)

	Number of Shares
	Class A Common Shares	Treasury Shares	Class A Common Shares	Treasury Shares	Retained Earnings/ (Accum-ulated Deficit)	Total Accum-ulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance, January 30, 2010	21,299	3	$313,147	$(59)	$(100,277)	$(6,942)	$197,421	$403,290
Income from continuing operations					11,166		40,654	51,820
Total income from discontinued operations, net of tax					6,628			6,628
Change in minimum pension liability, net of income tax benefit of $410						1,100		1,100
Total comprehensive income								59,548
Non-cash capital contribution to subsidiary			(896)					(896)
Capital transactions of subsidiary					3,543		5,613	9,156
Stock-based compensation expense, before related tax effects			(495)					(495)
Net issuance of restricted shares	30		568					568
Exercise of stock options	16		187					187
Excess tax benefit related to stock options exercised			458					458
Exercise of warrants	528		17,053					17,053
Balance, January 29, 2011	21,873	3	$330,022	$(59)	$(78,940)	$(5,842)	$243,688	$488,869

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JANUARY 28, 2012, JANUARY 29, 2011 AND JANUARY 30, 2010 (continued)
(in thousands)

	Number of Shares
	Class A Common Shares	Class B Common Shares	Treasury Shares	Class A Common Shares	Class B Common Shares	Treasury Shares	Retained Earnings/ (Accum-ulated Deficit)	Total Accum-ulated Other Compre-hensive Loss	Non-controlling Interests	Total
Balance, January 29, 2011	21,873		3	$330,022		$(59)	$(78,940)	$(5,842)	$243,688	$488,869
Income from continuing operations							179,643		20,695	200,338
Total loss from discontinued operations, net of tax							(4,855)			(4,855)
Change in minimum pension liability, net of income tax expense of $645								(2,503)		(2,503)
Unrealized losses on held-to-maturity securities								(141)		(141)
Total comprehensive income										192,839
Pre-merger share and shareholders’ equity activity:
Capital transactions of subsidiary							2,778		6,467	9,245
Net settlement of restricted shares	(10)			(345)						(345)
RVI stock-based compensation expense, before related tax effects				157						157
Exercise of RVI stock options, net of settlement of taxes	108			1,051						1,051
Exercise of warrant	96			4,579						4,579
Merger-related share and shareholders’ equity activity:
Purchase of noncontrolling interest	17,121			270,850					(270,850)
Exchange of Class A Common Shares for Class B Common Shares	(11,507)	11,507		(177,059)	177,059
Retirement of treasury shares			(3)	(59)		59
Fractional shares settled in cash	(1)			(28)						(28)
Cash settlement of RVI options and SARs				(7,000)						(7,000)

	Number of Shares
	Class A Common Shares	Class B Common Shares	Treasury Shares	Class A Common Shares	Class B Common Shares	Treasury Shares	Retained Earnings/ (Accum-ulated Deficit)	Total Accum-ulated Other Compre-hensive Loss	Non-controlling Interests	Total
Stock-based compensation expense related to cash settled RVI options and SARs				255						255
RVI stock-based compensation expense, before related tax effects				339						339
Post-merger share and shareholders’ equity activity:
DSW stock-based compensation expense, before related tax effects				4,099						4,099
Exercise of DSW stock options, net of settlement of taxes	248			4,301						4,301
Stock units granted	10			64						64
Vesting of restricted stock units, net of settlement of taxes	20			(121)						(121)
Excess tax benefit related to stock option exercises				6,872						6,872
Exchange of Class B Common Shares for Class A Common Shares	337	(337)		5,195	(5,195)					—
Settlement of PIES with Class A Common Shares	3,827			181,776						181,776
Dividends paid and accrued ($2.30 per share)							(100,365)			(100,365)
Balance, January 28, 2012	32,122	11,170	—	$624,948	$171,864	$—	$(1,739)	$(8,486)	$—	$786,587

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 28, 2012, JANUARY 29, 2011 AND JANUARY 30, 2010
(in thousands)

	January 28, 2012	January 29, 2011	January 30, 2010
Cash flows from operating activities:
Net income (loss)	$195,483	$58,448	$(5,730)
Less: total loss (income) from discontinued operations, net of tax	4,855	(6,628)	(59,880)
Income (loss) before discontinued operations	200,338	51,820	(65,610)
Adjustments to reconcile net income (loss) to net cash and equivalents provided by operating activities from continuing operations:
Amortization of debt issuance costs and discount on debt	5,086	3,748	3,530
Depreciation and amortization	51,237	48,262	46,738
Capital transactions of subsidiary	2,778	3,543	2,744
DSW and RVI stock-based compensation expense	4,850	(495)	997
Deferred income taxes	(104,818)	(2,010)	(38,559)
Change in fair value of derivative instruments	53,914	49,014	66,499
Loss on disposal of long-lived assets	1,512	1,622	1,145
Impairment of long-lived assets	1,626		856
Impairment of lease	3,394
Impairment charges on receivables from Filene’s Basement			57,884
Excess tax benefits related to stock option exercises	(6,872)	(458)
Other-than-temporary impairment charges on investments			2,895
Other	14,522	15,279	15,628

Change in working capital:
Accounts receivable, net	(3,810)	(6,523)	1,532
Inventories	(25,377)	(46,729)	(18,276)
Prepaid expenses and other current assets	6,452	(12,917)	4,933
Accounts payable	(1,909)	26,986	23,037
Accrued expenses	11,260	(4,156)	28,407
Net cash and equivalents provided by operating activities from continuing operations	214,183	126,986	134,380

Cash flows from investing activities:
Cash paid for property and equipment	(74,707)	(46,735)	(23,080)
Purchases of available-for-sale investments	(186,570)	(27,957)	(200,002)
Purchases of held-to-maturity investments	(207,194)	(274,425)	(23,983)
Maturities and sales of available-for-sale investments	150,244	77,009	153,753
Maturities of held-to-maturity investments	178,808	96,011	6,925
Transfer of cash from restricted cash			10,261
Transfer of cash to restricted cash			(10,000)
Activity related to equity investment - related party	(199)	199	(1,151)
Purchase of tradename		(225)
Net cash and equivalents used in investing activities from continuing operations	(139,618)	(176,123)	(87,277)

Cash flows from financing activities:
Payment of current maturities on long-term obligations			(250)
Loan proceeds from related party loan	11,000
Payment of related party loan	(11,000)
Proceeds from exercise of RVI and DSW stock options	5,352	187	612
Cash settlement of RVI options and SARs	(7,000)
Debt issuance costs	(2,625)	(783)
Cash paid for fractional shares	(28)
Proceeds from the exercise of warrants	995
Dividends paid	(98,859)
Excess tax benefits related to stock option exercises	6,872	458
Net cash and equivalents (used in) provided by financing activities from continuing operations	(95,293)	(138)	362

Cash flows from discontinued operations:
Operating activities	605	6,628	20,563
Investing			(158)
Financing			(25,181)
Net increase (decrease) in cash and equivalents from discontinued operations	605	6,628	(4,776)

Net (decrease) increase in cash and equivalents from continuing operations	(20,728)	(49,275)	47,465
Cash and equivalents, beginning of period	99,126	141,773	99,084
Cash and equivalents, end of period	$79,003	$99,126	$141,773

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,291	$9,523	$9,523
Cash paid during the period for income taxes	$27,304	$82,098	$30,168
Proceeds from construction and tenant allowances	$9,840	$5,375	$7,106

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$9,708	$7,522	$1,962
(Adjustment) capital contribution to subsidiary		$(896)	$4,670
Amortization of investment discounts and premiums	$5,760	$3,035
Settlement of PIES with Class A Common Shares	$181,776
Exercise of warrants	$3,584	$17,053
Dividends accrued	$1,506

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND
On May 26, 2011, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder of each outstanding RVI common share properly and timely elected to receive a like amount of DSW Class B Common Shares. In connection with the Merger, RVI shareholders received 10.6 million DSW Class A Common Shares and 11.5 million DSW Class B Common Shares. Prior to the Merger, RVI held 27.4 million DSW Class B Common Shares, which were retired in the third quarter of fiscal 2011. RVI common shares, without par value, which traded under the symbol “RVI,” ceased trading on, and were delisted from, the New York Stock Exchange on May 26, 2011.
The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW (the surviving legal entity) as the accounting acquiree. As this was a common control transaction under Accounting Standard Codification (“ASC”) 805, Business Combinations, the Merger was accounted for as an equity transaction in accordance with ASC 810, Consolidation as the acquisition of a noncontrolling interest, and purchase accounting was not applied. As a result, there was no adjustment to RVI's historical cost carrying amounts of assets and liabilities reflected in the accompanying balance sheet. For financial reporting purposes, the Merger was accounted for as if the following transactions took place:

•
RVI acquired all of the outstanding noncontrolling interests in DSW in exchange for 17.1 million newly issued Class A Common Shares, thus eliminating the noncontrolling interests. Legally, these DSW Class A Common Shares are the shares that were publicly held prior to the Merger;

•	RVI declared and implemented a reverse stock split at an exchange ratio of 0.435 applicable to all outstanding Common Shares;

•
RVI established a new class of unregistered common shares, Class B Common Shares, with special voting rights. DSW Class A Common Shares are entitled to one vote for each share. DSW Class B Common Shares are entitled to eight votes for each share; and

•
RVI offered to all common shareholders as of the date immediately prior to the closing of the Merger, the opportunity to tender Class A Common Shares in exchange for newly issued Class B Common Shares, resulting in the issuance of 11.5 million Class B Common Shares and the retirement of the same number of Class A Common Shares.

Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information has been and will be in future periods retrospectively recast for the following matters:

•	Share and per share information- DSW recast all RVI historical share and per share information, including earnings per share, to reflect the exchange ratio of 0.435 for all periods presented.

•
Segment presentation- DSW maintained its historical segment presentation, which is consistent with how the chief operating decision maker, as defined in ASC 280, Segment Reporting, reviews the business. DSW sells products through three channels: DSW stores, dsw.com and the leased business division. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment. In order to reconcile to the consolidated financial statements, DSW includes other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments. The pre-merger or prior period consolidated financial statements and notes have been recast to reflect the two reportable segments and other.

•
Cost of sales- DSW conformed RVI's accounting policies and recast RVI's pre-merger or prior period financial statements and notes for warehousing and store occupancy costs historically reported by RVI within operating expenses to be consistent with DSW's historical classification of these costs within cost of sales. For fiscal 2010 and 2009, store occupancy and warehousing expenses of $246.6 million and $244.6 million, respectively, which were included in operating expenses for RVI, are included in cost of sales for DSW.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES

Business Operations- DSW and its wholly owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. DSW Class B Common Shares are not listed on a stock exchange.

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women and men. As of January 28, 2012, DSW operated a total of 326 stores located in 40 states. During fiscal 2011, 2010 and 2009, DSW opened 17, 9 and 9 new DSW stores, respectively, and closed 2, 4 and 2 DSW stores, respectively. In the second quarter of fiscal 2011, DSW added a wide assortment of kids’ shoes to dsw.com.

DSW also operates leased departments for three retailers in its leased business division segment. As of January 28, 2012, DSW supplied merchandise to 261 Stein Mart stores, 74 Gordmans stores and one Frugal Fannie’s store. During fiscal 2011, 2010 and 2009, DSW added 20, 6 and 3 new leased departments, respectively, and ceased operations in 36, 9 and 24 leased departments, respectively. The increase in leased department closures is due to the bankruptcy and subsequent closure of Filene's Basement and Syms stores. DSW owns the merchandise and the fixtures, records sales of merchandise, net of returns through period end and excluding sales tax, and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent, which is included in cost of sales as occupancy expense.

Fiscal Year- The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal 2011, 2010 and 2009 each consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, customer loyalty reserve, recoverability of long-lived assets and intangible assets and establishing reserves for self-insurance. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Principles of Consolidation- The consolidated financial statements include the accounts of DSW and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations- As a result of RVI’s disposition of Filene’s Basement during fiscal 2009, any changes to the gain on disposal of Filene’s Basement operations are included in discontinued operations. As a result of RVI’s disposition of an 81% ownership interest in its Value City business during fiscal 2007, changes to the loss on disposal of Value City are also included in discontinued operations. Any changes in the carrying value of assets with residual interest in the discontinued business are classified within continuing operations. See Note 12 for a discussion of discontinued operations.

Financial Instruments- The following assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Equivalents- Cash and equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Amounts due from banks for credit card transactions totaled $12.6 million and $11.1 million as of January 28, 2012 and January 29, 2011, respectively. The carrying amounts of cash and equivalents approximate fair value.

The Company reviews cash balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a bank. The Company reclassifies book overdrafts, if any, to accounts payable.

Investments- DSW determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If DSW has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. All income generated from these investments is recorded as interest income.

The Company evaluates its investments for impairment and whether impairment is other-than-temporary at each balance

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sheet date. In fiscal 2010 and 2009, the Company recognized realized gains of $1.5 million for the sale of a fully impaired auction rate security and $0.5 million related to the sale of preferred shares, respectively, as non-operating income. In fiscal 2009, the Company recognized other-than-temporary impairments related to auction rate securities of $2.9 million, excluding realized gains of $0.5 million, as non-operating expense. The Company did not recognize any impairment on investments during fiscal 2011 or fiscal 2010 or gains in fiscal 2011. Please see Note 6 for additional discussion of the Company’s investments.

Accounts Receivable- Accounts receivable are classified as current assets because the average collection period is generally shorter than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates.

Derivative Financial Instruments- In accordance with ASC 815, Derivatives and Hedging, DSW, and prior to the Merger, RVI, recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of January 28, 2012 or January 29, 2011. DSW does not hold or issue derivative financial instruments for trading purposes. DSW, and prior to the Merger, RVI, estimates the fair values of derivatives based on the Black-Scholes pricing model using current market information. See Note 7 for a detailed discussion of the Company’s derivative financial instruments.
Concentration of Credit Risk- Financial instruments, which principally subject the Company to concentration of credit risk, consist of cash and equivalents and investments. The Company invests excess cash when available through financial institutions in money market accounts and short-term and long-term investments. At times, such amounts invested through banks may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits, and the Company mitigates the risk by utilizing multiple banks.

Concentration of Vendor Risk- During fiscal 2011, 2010 and 2009, merchandise supplied to the Company by three key vendors accounted for approximately 19%, 20% and 21% of net sales, respectively.

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of January 28, 2012 and January 29, 2011, the Company’s allowance for doubtful accounts was $0.6 million and $0.7 million, respectively. The reduction in fiscal 2010 is related to the release of the Company’s claim related to the Value City bankruptcy estate in December 2010. The following table summarizes the activity related to the Company’s allowance for doubtful accounts:

Fiscal years ended	Balance at Beginning of the Period	Charged to Expense	Deductions	Balance at End of the Period
	(in thousands)
January 28, 2012	$714	532	(691)	$555
January 29, 2011	$5,343	183	(4,812)	$714
January 30, 2010	$1,192	5,652	(1,501)	$5,343

In addition, during the first quarter of fiscal 2009, RVI recorded an allowance for $52.6 million to fully reserve for the notes receivable from Filene’s Basement's bankruptcy in fiscal 2009. Effective November 3, 2009, RVI’s claims against Filene’s Basement in respect of these notes receivable were released in connection with a settlement agreement approved by the Bankruptcy Court for the District of Delaware. The following table summarizes the activity related to the Company’s allowance for notes receivable from Filene’s Basement:

Fiscal year ended	Balance at Beginning of the Period	Charged to Expense	Deductions	Balance at End of the Period
	(in thousands)
January 30, 2010	$—	52,559	(52,559)	$—

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories- Merchandise inventories are stated at net realizable value, determined using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Markdowns establish a new cost basis for inventory. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in the newly established cost basis. The markdown reserve requires management to make assumptions regarding customer preferences, fashion trends and consumer demand.

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

Property and Equipment- Property and equipment are stated at cost less accumulated depreciation determined by the straight-line method over the expected useful lives of the assets. The straight-line method is used to amortize such capitalized costs over the lesser of the expected useful life of the asset or the life of the lease. The estimated useful lives by class of asset are:

Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Shorter of the lease term or 10 years

Asset Impairment and Long-Lived Assets- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. The Company expensed $1.6 million and $0.9 million in fiscal 2011 and 2009, respectively, of identified assets where the recorded value could not be supported by projected future cash flows. The impairment charges in fiscal 2011 were recorded in other, and the impairment charges in fiscal 2009 were recorded within the DSW segment. There were no impairment charges in fiscal 2010.

Goodwill- Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. As of both January 28, 2012 and January 29, 2011, the balance of goodwill related to the DSW stores was $25.9 million. Goodwill is tested for impairment at least annually. Management evaluates the fair value of the reporting unit using market-based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. Several factors could result in an impairment charge such as failure to achieve sufficient levels of cash flow at the reporting unit level or a significant and sustained decline in DSW’s stock price. Significant judgment is necessary to determine the underlying cause of the decline and whether stock price declines are related to the market or specifically to the Company. The Company has never recorded a goodwill impairment.

Tradenames and Other Intangible Assets, Net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames at the time of RVI’s acquisition of DSW. As of both January 28, 2012 and January 29, 2011, the gross balance of tradenames was $13.0 million, and the average useful lives of tradenames are 14 years. Accumulated amortization for tradenames was $11.8 million and $10.9 million as of January 28, 2012 and January 29, 2011, respectively. Amortization expense for fiscal 2011 was $0.9 million. Future amortization expense associated with the net carrying amount of intangible assets as of January 28, 2012 will be $0.9 million in fiscal 2012, $0.3 million in fiscal 2013 and less than $0.1 million in each of fiscal 2014 and fiscal 2015.

Equity Investments- The Company accounts for equity investments using the equity method of accounting when it exercises significant influence over the investment. If the Company does not exercise significant influence, the Company accounts for

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the investment using the cost method of accounting.

Self-insurance Reserves- The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Estimates for health and welfare, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability, as well as on an aggregate annual basis. The self-insurance reserves were $0.2 million and $2.1 million as of January 28, 2012 and January 29, 2011, respectively. The reduction in the self-insurance reserves was due to favorable claims and payment experience related to the health and welfare insurance trust.

Customer Loyalty Program- DSW maintains a customer loyalty program for the DSW stores and dsw.com sales channels in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW makes assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability included in other accrued expenses as of January 28, 2012 and January 29, 2011 was $14.6 million and $12.4 million, respectively.

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the noncancelable terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in other non-current liabilities was $35.7 million and $34.4 million as of January 28, 2012 and January 29, 2011, respectively.

Construction and Tenant Allowances- DSW receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the noncancelable terms of the lease as a reduction of rent expense. Construction and tenant allowances included in other non-current liabilities were $62.5 million and $60.4 million as of January 28, 2012 and January 29, 2011, respectively.

Comprehensive Income (Loss)- Accumulated other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company presents accumulated other comprehensive loss and comprehensive income (loss) in its consolidated statements of shareholders’ equity.
The accumulated other comprehensive loss was $8.5 million and $5.8 million as of January 28, 2012 and January 29, 2011, respectively, and includes the minimum pension liability and in fiscal 2011 and 2009, the unrealized losses on held-to-maturity and available-for-sale securities. For fiscal 2011, total comprehensive income was $192.8 million. For fiscal 2010, total comprehensive income was $59.5 million. For fiscal 2009, total comprehensive loss was $6.2 million.

Sales and Revenue Recognition- Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns through period end, exclude sales tax and are not recognized until collectibility is reasonably assured. For sales through the dsw.com sales channel, DSW estimates a time lag for shipments to record revenue when the customer receives the goods and also includes revenue from shipping and handling in net sales while the related costs are included in cost of sales.

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $1.3 million, $1.1 million and $1.1 million as other operating income from gift card breakage during fiscal 2011, 2010 and 2009, respectively.

As of January 28, 2012, the Company supplies footwear, under supply arrangements, to three retailers. Sales for these leased businesses are net of returns through period end and exclude sales tax, as reported by the lessor, and are included in net sales. Leased business division segment sales represented 7.5%, 7.8% and 9.2% of total net sales for fiscal 2011, 2010 and 2009,

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively.

Cost of Sales- In addition to the cost of merchandise, which includes markdowns and shrinkage, DSW includes in cost of sales expenses associated with warehousing (including depreciation), distribution and store occupancy (excluding depreciation and including store impairments). Warehousing costs are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs associated with warehousing include rent, depreciation, insurance, utilities, maintenance and other operating costs that are passed to DSW from the landlord. Distribution costs include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to DSW’s stores and from the fulfillment center to the customer. Store occupancy costs include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to DSW by its landlords. DSW conformed its accounting policies and recast its pre-merger or prior period financial statements and notes for warehousing and store occupancy costs historically reported by RVI within operating expenses to be consistent with DSW’s historical classification of these costs within cost of sales.

Operating Expenses- Operating expenses include expenses related to store management and store payroll costs, advertising, leased business operations, store depreciation and amortization, new store advertising and other new store costs (which are expensed as incurred) and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, customer service center expenses, payroll and benefits for associates and payroll taxes. DSW conformed RVI's accounting policies and recast its pre-merger or prior period financial statements and notes for warehousing and store occupancy costs historically reported by RVI within operating expenses to be consistent with DSW’s historical classification of these costs within cost of sales.

Stock-Based Compensation- The fair value of options granted is estimated on the date of grant using the Black-Scholes pricing model. See Note 4 for a detailed discussion of stock-based compensation.
New Store Costs- Costs associated with the opening of stores are expensed as incurred. New store costs, primarily pre-opening rent and marketing expenses, expensed were $6.7 million, $2.8 million and $1.6 million for fiscal 2011, 2010 and 2009, respectively.

Marketing Expense- The production cost of television advertising is expensed when the advertising first takes place. All other marketing costs are expensed as incurred. Marketing costs were $50.9 million, $46.5 million and $42.2 million in fiscal 2011, 2010 and 2009 respectively.

Other Operating Income- Other operating income consists primarily of income from consignment sales, income from gift card breakage and insurance proceeds and is included in operating expenses in the statement of operations. The amount recorded in fiscal 2011, 2010 and 2009 was $7.8 million, $11.0 million and $5.1 million, respectively.

Exit and Disposal Obligations- DSW records a reserve when a store or office facility is abandoned due to closure or relocation. Using its credit-adjusted risk-free rate to present value the liability, DSW estimates future lease obligations based on remaining lease payments, estimated or actual sublease payments, and any other relevant factors. On a quarterly basis, DSW reassesses the reserve based on current market conditions.

Non-operating Income (Expense), Net- Non-operating income (expense), net includes other-than-temporary impairments related to investments and realized gains on disposition of investments.

Noncontrolling Interests- The noncontrolling interests represented the portion of legacy DSW’s total shareholders’ equity owned by unaffiliated investors in DSW prior to the Merger and net income attributable to the unaffiliated investors. The noncontrolling interest percentage was computed by the ratio of shares held by unaffiliated interests. After the Merger, noncontrolling interests were eliminated.

Income Taxes- Income taxes are accounted for using the asset and liability method. The Company is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which the Company does business. In making these estimates, income is adjusted based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on DSW’s balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. DSW succeeded to RVI’s tax

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

attributes as a result of the Merger.

Earnings Per Share- Basic earnings (loss) per share is based on net income (loss) and a simple weighted average of Common Shares outstanding. Diluted earnings (loss) per share reflects the potential dilution of Common Shares, related to outstanding stock options, stock appreciation rights, warrants and PIES. See Note 9 for a detailed discussion of earnings per share.
Legal Proceedings and Claims- The Company is involved in various legal proceedings that are incidental to the conduct of its business. DSW records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. See Note 13 for a discussion of legal proceedings.

Sale of Subsidiary Stock- Prior to the Merger, sales of stock by a subsidiary were accounted for by RVI as capital transactions.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued an update to ASC 805, Business Combinations related to noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This guidance shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially adopted, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The adoption of this guidance during the first quarter of fiscal year 2009 resulted in enhanced disclosures regarding the minority interests of DSW as well as some presentation changes of noncontrolling interest within the balance sheets, statements of operations and statements of changes in shareholders' equity.

In June 2008, the FASB issued an update to ASC 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity related to determining whether an instrument (or embedded feature) is indexed to an entity's own stock. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. ASC 815-10, Derivatives and Hedging specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the ASC 815-10 scope exception. The adoption of this guidance during the first quarter of fiscal year 2009 resulted in the redesignation and reclassification of the VCHI Warrants from equity to liability within the balance sheets. In addition, the VCHI Warrants were marked to market as of the date of the adoption and continued to be marked to market through their expiration date.

In January 2010, the Financial Accounting Standards Board issued updates to existing guidance related to fair value measurements. As a result of these updates, entities will be required to provide enhanced disclosures about transfers into and out of level 1 and level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed level 3 disclosures, the new standard was effective for DSW and RVI for the first quarter of fiscal 2010 and both DSW and RVI adopted the remaining provisions of the standard in the first quarter of fiscal 2011. The adoption did not have a material impact to the consolidated financial statements.

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Schottenstein Affiliates- As of January 28, 2012, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW board of directors, and members of his family, owned approximately 29% of DSW’s outstanding Common Shares representing approximately 75% of the combined voting power of DSW’s outstanding Common Shares, and also have the right to exercise outstanding warrants held by the Schottenstein Affiliates entitling them to acquire additional DSW Common Shares. As of January 28, 2012, the Schottenstein Affiliates owned 1.6 million Class A Common Shares and owned 11.1 million Class B Common Shares.

DSW leases certain store, office space and distribution center locations owned by Schottenstein Affiliates. Accounts receivable from and payable to affiliates principally result from commercial transactions or intercompany transactions and normally settle in the form of cash in 30 to 60 days. These related party balances as of January 28, 2012 and January 29, 2011, were related party receivables of $0.1 million and $0.1 million, respectively, and as of January 28, 2012 and January 29, 2011 were related party payables of $2.3 million and $1.1 million, respectively.

SEI Loan Agreement- On February 8, 2011, RVI and SEI, Inc. (“SEI”), a Schottenstein Affiliate, entered into a Loan Agreement (the “Loan Agreement”) pursuant to which SEI made available to RVI a revolving credit facility, to fund its operations prior to the Merger, in the principal amount not to exceed $30.0 million (the “RVI Credit Facility”). Upon execution of the Loan Agreement, RVI also paid an up-front commitment fee of 8.75% of the maximum loan amount, $2.625 million, to SEI, which was approved by the RVI board of directors, prior to the Merger.

All outstanding principal and accrued but unpaid interest under the RVI Credit Facility became due and payable in full two business days after the closing of the Merger. DSW repaid RVI’s borrowings of $11.0 million under the RVI Credit Facility on May 31, 2011. The consolidated statements of operations include interest expense of $0.1 million related to the borrowings under the RVI Credit Facility. In fiscal 2011, DSW fully amortized the up-front commitment fee of $2.625 million.

Equity Investment- In fiscal 2009, DSW made an equity investment of $1.2 million in an entity in which the majority interest is held by a Schottenstein Affiliate and is accounted under cost method accounting. DSW contributed $0.2 million in fiscal 2011 and received a return of capital of $0.2 million in fiscal 2010. There was no statement of operations impact in fiscal 2011, 2010 or 2009 related to this investment.

Other- Purchases from related parties were $1.1 million, $0.4 million and $0.2 million in fiscal 2011, 2010 and 2009, respectively.

4.	STOCK-BASED COMPENSATION

Historically, both DSW and RVI have issued stock-based compensation under their respective plans. After the Merger, DSW either cash settled or converted all outstanding units and options under the RVI 2000 Stock Incentive Plan (“the RVI Plan”) to be exercisable for DSW Class A Common Shares. At the date of the Merger, all RVI stock options and Stock Appreciation Rights (“SARs”) granted to directors immediately vested resulting in compensation expense of $0.3 million. At the election of each option holder, options and SARs were either paid in cash at a value equal to the RVI share price at close of the market

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on May 25, 2011 less the exercise price, or converted to be exercisable for DSW Class A Common Shares adjusted for the exchange ratio of 0.435. Immediately after the Merger, DSW paid $7.0 million related to the settlement of these options and SARs, which was treated as a reduction of common stock value, and converted the remaining RVI options to 72,830 options exercisable for DSW Class A Common Shares. DSW recorded additional stock-based compensation expense of $0.3 million related to the cash settled options and SARs as the fair value the recipient received was greater than the option they held. The converted options are included in the DSW Stock Compensation Plan section below. The RVI stock-based compensation instruments were adjusted retrospectively for the conversion ratio. Excluding the converted options, the DSW Plan was otherwise not affected as a result of the Merger.

DSW Stock-Based Compensation Plan

The DSW 2005 Equity Incentive Plan (“the DSW Plan”) provides for the issuance of equity awards to purchase up to 7.6 million common shares. The DSW Plan covers stock options, restricted stock units and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the DSW Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, DSW did not have a stock option plan or any equity units outstanding. Prior to the Merger, RVI accounted for all DSW share and stock-based compensation activity as a capital transaction of a subsidiary.

Stock Options- DSW uses the Black-Scholes pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs are included in operating expenses in the consolidated statements of operations. DSW recognizes compensation expense for stock option awards granted subsequent to the adoption of ASC 718 Compensation – Stock Compensation (“ASC 718”) and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Prior to the adoption of ASC 718, compensation expense for stock option awards granted was recorded using an accelerated method.

The majority of the Company’s stock-based compensation awards are granted on an annual basis in the first quarter of each year. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares. The expected term of options granted is derived from historical data on DSW stock option exercises. The expected dividend yield is zero, as DSW had not declared dividends at the time these options were granted. DSW granted its first dividends in the third quarter of fiscal 2011. Forfeitures of options are estimated at the grant date based on historical rates of DSW’s stock option activity and reduce the compensation expense recognized.

The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for DSW options granted in each of the periods presented:

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
Assumptions:
Risk-free interest rate	2.4%	2.5%	1.9%
Annual volatility of DSW common stock	55.1%	56.9%	57.6%
Expected option term	6 years	5 years	5 years
Dividend yield	0.0%	0.0%	0.0%

DSW expensed $5.1 million, $3.7 million and $4.2 million, respectively, in fiscal 2011, 2010 and 2009 related to stock options. The weighted average grant date fair value of each stock option granted in fiscal 2011, 2010 and 2009 was $20.55, $13.40 and $5.10 respectively. In connection with the special dividend paid on September 30, 2011, DSW adjusted its outstanding stock options under the anti-dilution provision by decreasing the grant price and increasing the number of shares to make the optionee whole as required under the DSW plan. As of January 28, 2012, the total compensation cost related to unvested options not yet recognized was approximately $10.1 million, with a weighted average expense recognition period remaining of 3.4 years. The following tables summarize DSW’s stock option plan and related per share weighted average exercise prices (“WAEP”), weighted average remaining contract life and aggregate intrinsic value (shares and intrinsic value in thousands):

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal years ended
	January 28, 2012		January 29, 2011		January 30, 2010
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	2,657	$20.04	2,504	$18.20	2,125	$22.04
Granted	363	$38.11	522	$26.56	946	$10.17
RVI options converted	73	$26.27
Increase in options from dividend adjustment	114
Exercised	(545)	$17.24	(236)	$14.35	(91)	$14.55
Forfeited	(154)	$21.03	(133)	$21.26	(476)	$20.21
Outstanding end of year	2,508	$22.43	2,657	$20.04	2,504	$18.20
Options exercisable end of year	1,125	$22.64	1,029	$22.25	773	$23.26

As of January 28, 2012:	Shares	WAEP	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Options exercisable	1,125	$22.64	5 years	$30,200
Options expected to vest	1,208	$22.40	8 years	$32,741
Options vested and expected to vest	2,333	$22.51	6 years	$62,941

			Options Outstanding			Options Exercisable
Year of Grant	Range of Exercise Prices	Weighted Average Remaining Contract Life	Options Outstanding	WAEP	Aggregate Intrinsic Value	Options Exercisable	WAEP	Aggregate Intrinsic Value
2005 - expire in 2015	$18.20-25.87	3 years	263	$18.61	$8,120	263	$18.61	$8,120
2006 - expire in 2016	$26.09-34.29	3 years	129	$28.78	2,679	129	$28.78	2,679
2007 - expire in 2017	$20.39-41.08	5 years	284	$40.74	2,481	228	$40.81	1,978
2008 - expire in 2018	$7.89-18.85	6 years	403	$12.40	14,941	188	$12.49	6,945
2009 - expire in 2019	$9.58-14.41	7 years	581	$9.84	23,055	191	$9.99	7,547
2010 - expire in 2020	$25.41-25.49	8 years	462	$25.45	11,117	81	$25.46	1,937
2011 - expire in 2021	$4.50-50.85	8 years	386	$35.26	5,487	45	$27.44	994
Total	$4.50-50.85		2,508	$22.43	$67,880	1,125	$22.64	$30,200

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $14.5 million, $4.6 million and $0.4 million, respectively. The total fair value of options that vested during fiscal 2011, 2010 and 2009 was $4.9 million, $4.2 million and $4.3 million, respectively.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units- Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. DSW expensed $1.2 million, $0.3 million and $1.3 million, respectively, in fiscal 2011, 2010 and 2009 related to restricted stock units. The weighted average exercise price for all restricted stock units is zero. The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the exercise price. The total intrinsic value of restricted stock units that vested during fiscal 2011, 2010 and 2009 was $2.4 million, $1.0 million and $0.8 million, respectively. The total fair value of restricted stock units that vested during fiscal 2011, 2010 and 2009 was $0.8 million, $0.6 million and $1.7 million, respectively. As of January 28, 2012, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $1.9 million with a weighted average expense recognition period remaining of 2.6 years.

In connection with the special dividend paid on September 30, 2011, DSW issued forfeitable dividend equivalent units under the anti-dilution provision to make the grantee whole as required under the DSW plan. DSW also modified its restricted stock unit awards to grant forfeitable dividend equivalent units for the quarterly dividends resulting in incremental compensation expense of $0.1 million to be recognized over the remaining vesting period of the awards.

The following tables summarize DSW’s restricted stock units and weighted average grant date fair value (“GDFV”) for the periods presented and aggregate intrinsic value (units and intrinsic value in thousands):

	Fiscal years ended
	January 28, 2012		January 29, 2011		January 30, 2010
	Units	GDFV	Units	GDFV	Units	GDFV
Outstanding beginning of year	276	$14.97	267	$12.61	226	$17.51
Granted	52	$38.09	59	$26.56	180	$10.39
Dividend equivalents granted for special dividend	13
Dividend equivalents granted for quarterly dividends	2	$45.19
Vested	(55)	$14.07	(39)	$16.17	(75)	$19.77
Forfeited	(15)	$22.27	(11)	$14.80	(64)	$15.30
Outstanding end of year	273	$18.65	276	$14.97	267	$12.61

			Weighted Average	Aggregate
			Remaining	Intrinsic
As of January 28, 2012:	Units	GDFV	Contract Life	Value
Restricted stock units expected to vest	210	$18.57	1.4 years	$10,865

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. During fiscal 2011, 2010 and 2009, DSW granted 30,703, 31,562 and 46,504 director stock units, respectively, and expensed $1.0 million, $0.9 million and $0.6 million, respectively, related to these grants. As of January 28, 2012, 191,970 director stock units had been issued, and no director stock units had been settled.

Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. Each non-employee director is granted stock units based on the fair market value of DSW Class A Common Shares on the date of the annual meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors’ compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RVI Stock-Based Compensation Plan

RVI had a 2000 Stock Incentive Plan (“the RVI Plan”) that provided for the issuance of stock options to purchase up to 13.0 million common shares (which represent 5.7 million DSW Common Shares factoring in the exchange ratio of 0.435 pursuant to the Merger) or the issuance of restricted stock to management, key employees of RVI and affiliates, consultants (as defined in the RVI Plan), and directors of RVI. Stock options generally vested 20% per year on a cumulative basis. Stock options granted under the RVI Plan were exercisable for a period of ten years from the date of grant.

Stock Options- Excluding any expense related to the Merger, RVI expensed $0.1 million, $0.5 million and $0.3 million in fiscal 2011, 2010 and 2009 related to stock options.

Stock Appreciation Rights- RVI expensed less than $0.1 million, negative $1.0 million, and $0.7 million in fiscal 2011, 2010 and 2009, respectively, related to RVI SARs. SARs generally vested ratably over five years although some of the more recent grants vested over a three year period with 50% vesting at the end of the third year. The exercise price was equal to the fair market value on the date of the grant. There were no SARs granted in fiscal 2011, 2010 and 2009.
Restricted Stock Units - RVI expensed less than $0.1 million during fiscal 2010 and fiscal 2009 related to RVI restricted stock units. RVI issued restricted stock units to certain executives of RVI. The restricted stock units issued by RVI, generally vested over three years, in one-third increments per year and were settled immediately upon vesting. The restricted stock units were settled only in cash in an amount equal to the fair market value of an equivalent number of RVI’s Common Shares on the date of vesting. The restricted stock units provided that no Common Shares of RVI would be issued, authorized, reserved, purchased or sold at any time in connection with the restricted stock units. The restricted stock units were under no circumstances considered RVI Common Shares nor did they entitle the holder of the restricted stock units to the exercise of any other rights arising from the ownership of RVI Common Shares, including dividend and voting rights. There were no restricted stock units accrued as of January 28, 2012 or January 29, 2011. RVI paid $0.1 million in fiscal 2010 and less than $0.1 million in fiscal 2009 to settle vested restricted stock units.
Restricted Shares- RVI expensed $0.1 million and $0.6 million during fiscal 2011 and 2010, respectively, related to RVI restricted shares. There was no expense related to RVI restricted shares during fiscal 2009. As of January 29, 2011, RVI had 70,000 restricted shares (which represent 30,450 DSW shares factoring in the exchange ratio of 0.435 subsequent to the merger) outstanding, which were settled in the first quarter of fiscal 2011. RVI issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which were approved by the RVI board of directors. The agreements conditioned the vesting of the RVI restricted shares generally upon continued employment with RVI with such restrictions generally expiring over one to three years. The market value of the RVI restricted shares at the date of grant was charged to expense on a straight-line basis over the period that the restrictions lapsed.

5.	LEASES

The Company leases stores, distribution and fulfillment centers and office facilities under various arrangements with related and unrelated parties. Such leases expire through 2028 and in most cases provide for renewal options. Generally, the Company is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. Under supply agreements, the Company pays contingent rents based on sales for the leased departments it operates. As of January 28, 2012 and January 29, 2011, the Company had no capital leases.

As of January 28, 2012, the Company leased or had other agreements with entities affiliated with Schottenstein Affiliates for 22 store locations, one office facility, a trailer parking lot, one fulfillment center and one distribution center for a total annual minimum rent of $13.2 million.

The following table presents future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, as of January 28, 2012:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years	Total	Unrelated Party	Related Party
	(in thousands)
2012	$149,886	$134,651	$15,235
2013	147,923	132,806	15,117
2014	143,194	128,084	15,110
2015	129,186	114,438	14,748
2016	109,834	96,426	13,408
Future years	337,463	293,018	44,445
Total minimum lease payments	$1,017,486	$899,423	$118,063

The following table presents the composition of rental expense for the periods presented:

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Minimum rentals:
Unrelated parties	$112,800	$107,808	$109,626
Related parties	13,230	11,548	10,887
Contingent rentals:
Unrelated parties	33,784	31,539	31,871
Total	$159,814	$150,895	$152,384

6. INVESTMENTS
The majority of DSW’s short-term available-for-sale investments are municipal bonds with renewal dates of every 7 days, but longer stated maturities. Despite the long-term nature of the stated contractual maturities of these short-term investments, DSW has the ability to liquidate these securities at the renewal dates. For short-term held-to-maturity investments, which are corporate bonds and municipal term notes, amortized cost approximates fair value. In addition to short-term investments, DSW has invested in long-term corporate bonds and municipal term notes to receive higher returns. These long-term investments have maturities greater than one year but shorter than three years and are classified as held-to-maturity. As of January 28, 2012, short-term investments had gross unrealized holding gains of $0.1 million and gross unrealized holding losses of $0.1 million. As of January 28, 2012, long-term investments had gross unrealized holding gains less than of $0.1 million and gross unrealized holding losses of $0.2 million. The following table discloses the major categories of DSW’s investments as of the periods presented:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Short-term investments		Long-term investments
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
	(in thousands)
Available-for-sale:
Bonds	$134,322	$93,996
Commercial paper	5,485	4,000
Total available-for-sale investments	139,807	97,996

Held-to-maturity:
Term notes and bonds	156,879	143,561	$52,859	$49,035
Unrealized gains (losses) included in accumulated other comprehensive loss	11		(152)

Equity investment – related party			1,151	952
Total investments	$296,697	$241,557	$53,858	$49,987

7.	DEBT OBLIGATIONS AND WARRANT LIABILITIES

Derivative Instruments- In accordance with ASC 815, Derivatives and Hedging, DSW, and prior to the Merger, RVI, recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of January 28, 2012 or January 29, 2011. DSW does not hold or issue derivative financial instruments for trading purposes. DSW, and prior to the Merger, RVI, estimates the fair values of derivatives based on the Black-Scholes pricing model using current market information.

$143.75 Million Premium Income Exchangeable SecuritiesSM (“PIES”)- On August 10, 2006, RVI announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES, in the aggregate principal amount of $125.0 million. The closing of the transaction took place on August 16, 2006. On September 15, 2006, RVI closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18.75 million of PIES. The $143.75 million PIES bore a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. The PIES were mandatorily exchangeable, on the maturity date, into DSW Class A Common Shares. On the maturity date, each holder of the PIES received a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the Securities and Exchange Commission on August 11, 2006.

A subsidiary of DSW assumed, as of the effective time of the Merger, by supplemental indenture and supplemental agreement, all of RVI’s obligations with respect to the PIES. As of January 29, 2011, debt obligations were comprised of the face value of the PIES of $133.8 million less the debt discount of $1.6 million, and the conversion feature of short-term debt was $6.4 million. On September 15, 2011, DSW issued 3,826,855 of its Class A Common shares, without par value, to the holders of the PIES. The exchange ratio was equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equaled or exceeded $34.95, the exchange ratio would have been 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares was less than $34.95 but greater than $27.41, the exchange ratio would have been between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares was less than or equal to $27.41, the exchange ratio would have been 1.8242 shares, subject to adjustment as provided in the PIES. The applicable market value exceeded $34.95, thus the exchange ratio was 1.4306 shares, resulting in the settlement of the PIES with 3.8 million DSW Class A Common Shares. In connection with this settlement, DSW reclassified $48.0 million from the conversion feature of short-term debt and $133.8 million from current maturities of long-term debt to paid in capital during the third quarter of fiscal 2011.

The embedded exchange feature of the PIES was accounted for as a derivative, which was recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addressed the variations in the fair value of the obligation to settle the PIES when the market value exceeded or was less than the threshold appreciation

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and was amortized into interest expense over the term of the PIES.

As of January 28, 2012, the discount on the PIES was fully amortized. The amount of interest expense recognized and the effective interest rate for the PIES were as follows for the periods presented:

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Contractual interest expense	$5,926	$9,523	$9,444
Amortization of debt discount	1,618	2,375	2,181
Total interest expense	$7,544	$11,898	$11,625

Effective interest rate	8.6%	8.6%	8.6%

The fair value of the conversion feature of the PIES was estimated using the Black-Scholes pricing model with the following assumptions for the periods presented:

Assumptions:	January 29, 2011
Risk-free interest rate	0.9%
Expected volatility of DSW common stock	46.8%
Expected term	0.6 years
Expected dividend yield	0.0%

Warrants- The warrants issued by RVI on July 5, 2005 in connection with previously paid credit facilities qualified as derivatives under ASC 815, Derivatives and Hedging. The fair values of the warrants have been recorded on the balance sheet within current liabilities. As of January 28, 2012, DSW had outstanding warrants for 753,185 DSW Common Shares. As of January 29, 2011, RVI had outstanding warrants for 1,952,498 RVI Common Shares (which represent 849,336 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger). The warrants outstanding as of January 28, 2012 expire on June 11, 2012.

On April 28, 2011, RVI issued 221,037 common shares (which represent 96,151 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger), without par value, to Millennium Partners, L.P. (“Millennium”) in connection with Millennium’s exercise of its outstanding warrant that was originally issued by RVI on July 5, 2005. The common shares were issued at an exercise price of $4.50 per share, for an aggregate cash purchase price of $1.0 million. In connection with this exercise, the Company reclassified $3.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2011, for a total of $4.6 million increase to paid in capital. In connection with this issuance, no underwriters were utilized, and no commissions were paid.

On November 16, 2010, RVI issued 1,214,572 common shares (which represent 528,338 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger), without par value, to Cerberus Partners, L.P. (“Cerberus”) in connection with Cerberus’ exercise of its outstanding warrant that was originally issued by RVI on July 5, 2005. The warrant was exercised on a cashless exercise basis as permitted by the warrant, resulting in the issuance of 1,214,572 of the 1,731,460 shares (which represent 528,338 of 753,185 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger) for which the warrant could have been exercised (at an exercise price of $4.50 per share). In connection with this issuance, no payment was made to RVI, no underwriters were utilized, and no commissions were paid.

The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions for the periods presented:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions:	January 28, 2012	January 29, 2011
Risk-free interest rate	0.1%	0.5%
Expected volatility of common stock	43.5%	49.4%
Expected term	0.4 years	1.4 years
Expected dividend yield	1.3%	0.0%

The fair values and balance sheet locations of DSW’s, and prior to the Merger, RVI’s, derivative liabilities are as follows for the periods presented:

		January 28, 2012	January 29, 2011
	Balance Sheet Location	(in thousands)
Warrants – related party	Warrant liability	$29,303	$18,290
Warrants – non-related party	Warrant liability		2,334
Conversion feature of short-term debt	Conversion feature of short-term debt		6,375
Total		$29,303	$26,999

The effect of derivative instruments on DSW’s, and prior to the Merger, RVI’s, consolidated statements of operations is as follows for the periods presented:

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Warrants – related party	$11,071	$12,956	$6,910
Warrants – non-related party	1,192	1,653	9,858
Conversion feature of debt	41,651	34,405	49,731
Expense related to the change in fair value of derivative instruments	$53,914	$49,014	$66,499

DSW $100 Million Secured Credit Facility- On June 30, 2010, DSW entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under the Credit Facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc., are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon DSW’s request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of DSW’s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for DSW’s ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at DSW’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon DSW’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon DSW’s revolving credit availability. Swing loans bear interest under the base rate option. DSW’s right to obtain advances under the Credit Facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to DSW’s management and the operation of DSW’s business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates and merge or consolidate with another entity. The Credit Facility allows the payment of dividends or redemption of stock provided that DSW meets the minimum cash and short-term investments requirement, as defined in the Credit Facility, of $125.0 million. Additional covenants limit payments for capital expenditures to $125 million in any fiscal year, and if DSW has direct borrowings greater than $25 million, the Credit Facility also requires that DSW maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $74.7 million for capital expenditures in fiscal 2011. DSW was not required to calculate a fixed charge coverage ratio in fiscal 2011 or 2010.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 28, 2012 and January 29, 2011, DSW had no outstanding borrowings under the Credit Facility, had availability under the facility of $82.7 million and $80.8 million, respectively, and had outstanding letters of credit of $17.3 million and $19.2 million, respectively.

Total interest expense related to Credit Facility for fiscal 2011, 2010 and 2009, respectively, included fees, such as commitment and line of credit fees, of $0.6 million, $0.5 million and $0.5 million in each respective period.

8.	FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities- The following table presents financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	As of January 28, 2012				As of January 29, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$79,003	$79,003			$99,126	$99,126
Short-term investments	296,697		$296,697		241,557		$241,557
Long-term investments	53,858		52,707	$1,151	49,867		48,915	$952
	$429,558	$79,003	$349,404	$1,151	$390,550	$99,126	$290,472	$952

Liabilities:
Conversion feature of short-term debt					$6,375		$6,375
Warrant liability	$29,303		$29,303		20,624		20,624
	$29,303		$29,303		$26,999		$26,999

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

The following table presents the activity related to level 3 fair value measurements for long-term investments for the periods presented:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal years ended
	January 28, 2012	January 29, 2011
	(in thousands)
Carrying value at the beginning of the period	$952	$1,151
Activity related to equity investment – related party	199	(199)
Carrying value at the end of the period	$1,151	$952

Non-Financial Assets and Liabilities- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales.

In fiscal 2011, DSW recognized an impairment loss of $1.6 million on assets used in a leased office facility assumed in the Merger. Based on the projected future cash flows under the lease, DSW determined that the carrying value exceeded the expected future cash flows from the asset group and recorded a full impairment after determining fair value. The impairment of the related lease is discussed in Note 13. There were no impairment charges in fiscal 2010. In fiscal 2009, long-lived assets held and used with a carrying amount of $1.9 million were written down to their fair value of $1.0 million, resulting in an impairment charge of $0.9 million, which was included in earnings for fiscal 2009.

The following table presents the activity related to the fair value of assets held and used that realized an impairment loss for the periods presented:

Total Losses
	As of January 28, 2012				Fiscal years ended
	Level 1	Level 2	Level 3	Fair Value as of the Impairment Date	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)				(in thousands)
Assets held and used			$0	$0	$1,626		$856

9.	EARNINGS PER SHARE

Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. For periods prior to the Merger, share count was determined by adjusting all historical RVI shares by the exchange ratio of 0.435.
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

The following is a reconciliation of the net income used in the calculation of diluted earnings (loss) per share computations for the periods presented for net income (loss) from continuing operations, net of noncontrolling interests:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Net income (loss) from continuing operations, net of noncontrolling interests for basic earnings (loss) per share	$179,643	$11,166	$(85,971)
Less: (gain) in fair value of PIES, net of tax effected interest expense, amortization of debt discount and amortization of deferred financing fees	(6,019)
Net income (loss) from continuing operations, net of noncontrolling interests for diluted earnings (loss) per share	$173,624	$11,166	$(85,971)

The following is a reconciliation of the net income used in the calculation of diluted earnings (loss) per share computations for the periods presented for net income (loss), net of noncontrolling interests:

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Net income (loss), net of noncontrolling interests for basic earnings (loss) per share	$174,788	$17,794	$(26,091)
Less: (gain) in fair value of PIES, net of tax effected interest expense, amortization of debt discount and amortization of deferred financing fees	(6,019)
Net income (loss), net of noncontrolling interests for diluted earnings (loss) per share	$168,769	$17,794	$(26,091)

The following is a reconciliation of the number of shares used in the calculation of diluted earnings (loss) per share computations for the periods presented:

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Weighted average shares outstanding	35,220	21,438	21,261
Assumed exercise of dilutive RVI SARs	4	9
Assumed exercise of dilutive DSW stock options	555
Assumed exercise of dilutive DSW RSUs	110
Assumed exercise of dilutive RVI stock options	61	129
Assumed exercise of dilutive PIES	1,188
Number of shares for computation of diluted earnings per share	37,138	21,576	21,261

For fiscal 2011, the assumed exercise of 1.2 million DSW common shares that would convert upon settlement of the PIES were included in the calculation of shares as the effect would have been dilutive considering the gain in fair value of PIES. The total amount of common shares that would convert upon redemption of the PIES based on the average market price of DSW shares was 3.8 million, but the assumed conversion is prorated as the PIES are only included in the calculation of earnings per share after the Merger. After the settlement of the PIES, the issued shares are included in basic weighted average shares outstanding.

For fiscal 2011 and 2010, the assumed exercise of warrants for 0.6 million DSW common shares and 0.8 million DSW common shares, respectively, were not included in the calculation of shares as the effect would have been anti-dilutive. There were 0.3 million securities outstanding for fiscal 2009, 0.2 million of which were for the assumed exercise of warrants, that had an equity unit exercise price less than the average market price of the common shares for the period, but were not included in the computation of diluted loss per share since the effect would be anti-dilutive due to the annual net loss.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
Diluted earnings (loss) per share from continuing operations, net of noncontrolling interests	$4.68	$0.52	$(4.04)
Diluted earnings (loss) per share, net of noncontrolling interests	$4.54	$0.82	$(1.23)

The amount of securities outstanding related to stock-based compensation as of the periods presented that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was as follows:

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
RVI SARs	3	52	53
RVI stock options	7	64	81
DSW stock options	243
Total potentially dilutive instruments	253	116	134

10.	PENSION BENEFIT PLAN
Merger Sub is responsible for the Filene’s Basement defined benefit pension plan (the "plan") that RVI assumed as part of its sale of Filene's Basement in fiscal 2009. Benefits were frozen as of April 30, 2000. The Company’s funding policy is to contribute annually the amount required to meet ERISA ("Employee Retirement Income Security Act") funding standards. The Company uses a January 31 measurement date for the plan.

On December 1, 2011, DSW adopted a plan amendment to terminate the plan with a proposed termination date of March 22, 2012. Prior to the pension plan being fully funded, certain regulatory approvals and participant settlement elections need to be obtained. As the timing of receiving the regulatory approval is uncertain and may not occur in fiscal 2012, DSW has continued to classify the pension liability in other non-current liabilities.
To satisfy the liability under the plan, DSW will issue lump-sum payments at participant election and purchase non participating group annuity contracts to cover any participants that do not elect lump-sum distributions. The purchase price of the contracts will be funded from the assets of the plan at the date of termination, and any shortfall will be covered by a payment by the Company. The transaction should result in the transfer and settlement of the pension benefit obligation, thus relieving the Company of any responsibility for the pension plan obligations. Upon the transfer of the plan obligations and assets described above, DSW expects to record a charge to earnings in the quarter that termination is completed.
The following provides a reconciliation of projected benefit obligations, plan assets and funded status of the plan for periods presented:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 28, 2012	January 29, 2011
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$18,700	$17,673
Interest cost	1,003	990
Benefits paid	(1,155)	(912)
Actuarial loss	3,371	949
Projected benefit obligation at end of year	21,919	18,700
Accumulated benefit obligation at end of year	21,919	18,700

Change in plan assets:
Fair market value at beginning of year	13,519	12,359
Actuarial gain on plan assets	1,008	1,735
Employer contributions	3,100	500
Benefits paid	(1,155)	(912)
Other	(136)	(163)
Fair market value at end of year	$16,336	$13,519

The Company made contributions of $3.1 million and $0.5 million to the pension plan during fiscal 2011 and 2010, respectively. The Company made no contributions during fiscal 2009. The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code of 1986, as amended. If the plan is not terminated, the following benefit payments are expected to be paid in the years indicated:

Fiscal years	Amount
(in thousands)
2012	$909
2013	930
2014	957
2015	1,037
2016	1,070
2017-2021	5,903

Amounts recognized in the consolidated balance sheets consisted of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Other non-current liabilities	$5,583	$5,181
Accumulated other comprehensive loss	$8,345	$5,842

Accumulated other comprehensive loss is net of deferred tax assets of $4.6 million and $3.9 million as of January 28, 2012 and January 29, 2011, respectively. When the plan is settled, DSW expects to recognize the balance of accumulated other comprehensive loss as expense.

The components of net periodic benefit cost are comprised of the following for the periods presented:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Interest cost	$1,003	$990	$974
Expected return on plan assets	(945)	(848)	(755)
Amortization of transition asset		(35)	(38)
Amortization of net loss	296	291	570
Net periodic benefit cost	$354	$398	$751

For the periods presented, other changes in plan assets and benefit obligations recognized in net periodic cost and other comprehensive income loss consist of:

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Net actuarial loss (gain)	$3,444	$(1,254)	$972
Amortization of transition asset		35	38
Amortization of net loss	(296)	(291)	(570)
Total recognized in other comprehensive (income) loss	3,148	(1,510)	440
Net periodic benefit cost	354	398	751
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3,502	$(1,112)	$1,191

The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and Barclay Capital for 5 years and 10 years and since inception of the assets. Assumptions used in each year of the actuarial computations were to determine both the liability at year end and the expense for the fiscal year:

	January 28, 2012	January 29, 2011
Discount rate	4.2%	5.5%
Expected long-term rate of return	7.0%	7.0%

The Company’s investment strategy is to meet the liabilities of the plan as they are due and to maximize the return on invested assets within appropriate risk tolerances. The targeted allocation ranges of plan assets by category are as follows:

Equity securities	45%-65%
Fixed securities	35%-55%

The weighted average allocation of plan assets by category is as follows for the periods presented:

	Fiscal years ended
	January 28, 2012	January 29, 2011
Equity securities	49.4%	54.4%
Fixed securities	42.7%	44.9%
Cash and equivalents	7.9%	0.7%
Total	100.0%	100.0%

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 8, the Company classifies its fair value measurements under the following fair value hierarchy:

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

•	Level 3 inputs are unobservable inputs.

The following table presents the activity related to fair value measurements of pension plan assets for the periods presented:

	As of January 28, 2012			As of January 29, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:	(in thousands)
Cash and equivalents	$1,290	$1,290		$94	$94
Fixed income	6,968		$6,968	6,071		$6,071
Large cap funds				6,017		6,017
Small and mid cap funds				1,337		1,337
Exchange traded funds	8,078		8,078
Fair market value at end of year	$16,336	$1,290	$15,046	$13,519	$94	$13,425

11.	OTHER BENEFIT PLANS

The Company sponsors a 401(k) Plan. Eligible employees may contribute up to fifty percent of their compensation to the 401(k) Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the 401(k) Plan, the Company matches employee deferrals, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year but has not for the past three fiscal years. The Company incurred costs associated with the Plan of $2.0 million, $1.9 million and $1.8 million for fiscal 2011, 2010 and 2009, respectively.

12.	DISCONTINUED OPERATIONS

Value City- On January 23, 2008, RVI disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC.
On October 25, 2010, Value City Holdings, Inc. and related entities filed a complaint against RVI, Retail Ventures Services, Inc., and DSW in the United States Bankruptcy Court for the Southern District of New York related to the debtors’ voluntary cases under Chapter 11 of the Bankruptcy Code. In the complaint, the debtors alleged claims for avoidable preferences, fraudulent transfer, receipt of illegal dividends, recovery of assets, unjust enrichment and breach of contract. The claims primarily related to transfers made by the debtors to the defendants during the one year period preceding the debtors’ filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on October 26, 2008. The debtors sought damages that totaled approximately $373.4 million. On January 20, 2011, the Bankruptcy Court approved a settlement between the debtors and the defendants, which became final and non-appealable as of February 4, 2011. The defendants paid to Value City the settlement payment of $3.6 million, and Value City filed a dismissal of the complaint.
RVI recognized an aggregate after-tax loss related to the Value City disposition of $64.3 million as of January 28, 2012. The fiscal 2011, 2010 and 2009 reduction of the loss of $0.2 million, $2.7 million and $9.5 million, respectively, was due to a revaluation of a guarantee due to the passage of time, payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the liability would be incurred.
The following table presents the significant components of the income from discontinued operations - Value City:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Gain on sale	$183	$2,733	$9,513
Income from discontinued operations, net of tax – Value City	$183	$2,733	$9,513

Filene’s Basement- On April 21, 2009, RVI disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. In this note, all references to “Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms.

On November 3, 2009, the Bankruptcy Court for the District of Delaware approved a settlement agreement that RVI and DSW entered into with Filene's Basement and the Official Committee of Unsecured Creditors. In connection with the settlement agreement, RVI’s claims against Filene’s Basement for notes receivables of $52.6 million were released. RVI also assumed the rights and obligations related to and agreed to indemnify Filene’s Basement with regard to certain matters arising out of the Filene’s Basement defined benefit pension plan. Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties. The combined companies received distributions from the debtors’ estates of $1.2 million and $6.3 million in fiscal 2011 and 2010, respectively.

As of January 28, 2012, the Company recorded a liability of $9.0 million under lease obligations related to leases assumed by Syms Corp, the purchaser of certain Filene’s Basement assets and a liability of less than $0.1 million related to leases not assumed by Syms.

As of January 28, 2012, the gain on disposition of Filene's Basement is comprised of the following (in thousands):

RVI's Total Investment in Filene’s Basement as of April 21, 2009	$90,026
Disposition costs:
Selling costs to dispose of Filene's Basement	(4,661)
Estimated outstanding guarantees	(9,030)
Impairment of fixed assets not sold	(1,666)
Total disposition costs	(15,357)
Pre-tax gain on disposition of Filene's Basement	74,669
Less: tax effect	6,095
After tax gain on disposition of Filene's Basement	$80,764

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
The following table presents the significant components of Filene’s Basement operating results included in discontinued operations:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Net sales			$63,351

Loss before income taxes			$(31,195)
Income tax (expense) benefit			$(345)

(Loss) gain on sale	$(5,038)	$3,895	$81,907
(Loss) income from discontinued operations, net of tax - Filene’s Basement	$(5,038)	$3,895	$50,367

13. COMMITMENTS AND CONTINGENCIES
Legal Proceedings- DSW is involved in various legal proceedings that are incidental to the conduct of its business. DSW estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. DSW records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the claim. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to DSW’s results of operations or financial condition. As additional information becomes available, DSW will assess the potential liability related to its pending litigation and revise the estimates as needed.

In the first quarter of fiscal 2011, shareholders of RVI filed two putative shareholder class action lawsuits in an Ohio state court captioned as follows: Steamfitters local #449 Retirement Security Fund v. Schottenstein, et. al (“Steamfitters”), and Farkas v. Retail Ventures, Inc. (“Farkas”). The Steamfitters action was brought against RVI and its directors and chief executive officer and DSW. The Farkas action was brought against RVI and its directors, and DSW and Merger Sub. The Steamfitters action alleged, among other things, that RVI and its directors breached their fiduciary duties by approving the merger agreement and that RVI’s chief executive officer and DSW aided and abetted in these alleged breaches of fiduciary duty. The Farkas action alleged, among other things, that the RVI board of directors breached its fiduciary duties by approving the merger agreement and failing to disclose certain alleged material information, and that RVI and DSW aided and abetted these alleged breaches of fiduciary duty. Both complaints sought, among other things, to enjoin the shareholder vote on the Merger, as well as money damages. On May 9, 2011, the court granted plaintiffs’ motion to consolidate the actions. In order to avoid the costs associated with the litigation, the parties agreed to a disclosure-based settlement of the lawsuits set forth in an executed memorandum of understanding that was filed with the court. The memorandum of understanding provided for, among other things, additional public disclosure with respect to the Merger, which was included in the joint proxy statement/prospectus sent to the shareholders of RVI and DSW. The court approved the settlement, and this matter is resolved.

Guarantees and Liabilities related to Discontinued Operations- As of the effective time of the Merger, a subsidiary of DSW assumed the obligations under RVI’s guarantees related to discontinued operations. DSW may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the loss from discontinued operations on the statements of operations. DSW records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the guarantee. The increase in the liability through January 28, 2012 is due to information available indicating that it was probable that the guaranteed liability or other liability would be incurred. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, DSW will recognize a reduction of the associated liability.

Value City- RVI completed the disposition of an 81% ownership interest in its Value City business segment on January 23, 2008. RVI or its wholly owned subsidiary, RVS, had guaranteed and in certain circumstances may be responsible for certain liabilities of Value City. There is a guarantee of certain workers compensation claims for events prior to the disposition date.

Filene’s Basement- On April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of January 28, 2012, DSW had a liability of less than

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$0.1 million for the guarantees of Filene’s Basement commitments related to leases not assumed by Syms. In addition to leases not assumed by Syms, following the Merger, a subsidiary of DSW assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in 2009. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection and liquidated all of their stores in December 2011, and as a result , DSW recorded a liability of $9.0 million as of January 28, 2012 related to lease guarantees assumed by Syms based as the most likely estimate based on current information available to DSW.These lease guarantees are described in more detail below.

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York seeking to recoup payments under the guarantee. DSW believes that the liability under the guarantee may be limited based on the ultimate disposition of the lease and/or the guarantee may not be enforceable. The lease expires in October 2024, and as of January 28, 2012, DSW believes Filene’s Basement’s remaining minimum lease payments under the lease are approximately $42 million plus amounts for common area maintenance, taxes and insurance. Currently, the ultimate disposition of the lease is unknown. Among other things, the landlord could find a tenant and assert that DSW is responsible for any shortfalls or rent while the space is unoccupied, DSW could acquire additional space, or DSW could successfully assert that the guarantee is not enforceable resulting in limited or no liability to DSW. The range of loss is from no loss to $42 million plus amounts for common area maintenance, taxes and insurance.

Bergen, NJ- RVI guaranteed Filene’s Basement’s obligations for the Bergen location when RVI owned Filene’s Basement. The lease expires in September 2017. The lease guarantee expressly caps Merger Sub's liability at $3 million. Filene’s Basement ceased operating at the Bergen location earlier in the year prior to the bankruptcy, and a third party is operating in a portion of the space leased by Filene’s Basement. Currently, the ultimate disposition of the lease is unknown. DSW could successfully assert that the guarantee is not enforceable resulting in limited or no liability to DSW. The range of loss is from no loss to $3 million.

Broadway, NY- RVI guaranteed Filene’s Basement’s obligations for the Broadway location when RVI owned Filene’s Basement. DSW assumed this lease through the bankruptcy auction process and the obligation is included in DSW's future minimum lease payments as DSW plans to open a store at this location in fiscal 2012.

Contractual Obligations- As of January 28, 2012, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were approximately $4.9 million as of January 28, 2012. In addition, DSW has signed lease agreements for 22 new store locations expected to be opened over the next 18 months, with total annual rent of approximately $16.7 million. In connection with the new lease agreements, DSW will receive a total of $12.5 million of construction and tenant allowance reimbursements for expenditures at these locations.

In the third quarter of fiscal 2011, DSW recorded a liability of $5.5 million related to a lease of an office building assumed in the Merger. The non-cash impairment charge is included in operating expenses. DSW estimated its future liability under this lease based on its current lease payments and executory costs, net of estimated sublease rentals. DSW estimated inflationary increases in its executory costs and used its credit-adjusted risk-free rate to present value its liability. The loss was partially offset by the elimination of the deferred rent liability of $2.1 million, as rent will no longer be recorded on a straight-line basis.

14.	SEGMENT REPORTING

DSW maintained its historical segment presentation, but recast its segment presentation to include other. The Company sells products through three channels: DSW stores, dsw.com and the leased business division. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment. DSW has identified such segments based on internal management reporting and management responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of January 28, 2012 and January 29, 2011 is recorded in the DSW segment related to the DSW stores. In order to reconcile to consolidated financial statements, DSW includes other, which consists of assets, liabilities and expenses that are not attributable to the two segments.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DSW	Leased business division	Other	DSW Inc.
	(in thousands)
As of and for the fiscal year ended January 28, 2012
Net sales	$1,871,917	$152,412		$2,024,329
Gross profit	624,391	29,556		653,947
Capital expenditures	76,472	440		76,912
Total assets	1,118,217	89,740	$(57)	1,207,900

As of and for the fiscal year ended January 29, 2011
Net sales	$1,680,889	$141,487		$1,822,376
Gross profit	535,384	30,297		565,681
Capital expenditures	52,178	120		52,298
Total assets	925,250	83,647	$32,580	1,041,477

For the fiscal year ended January 30, 2010
Net sales	$1,455,044	$147,561		$1,602,605
Gross profit	439,347	28,145		467,492
Capital expenditures	21,701	84		21,785

The following table sets forth the approximate percentage of DSW sales attributable to each merchandise category:

Category	Fiscal 2011	Fiscal 2010	Fiscal 2009
Women’s	66%	66%	66%
Men's	15%	15%	15%
Athletic	12%	13%	13%
Accessories and Other	7%	6%	6%

15.	INCOME TAXES

Income Tax Provision- The following table presents the composition of the provision (benefit) for income taxes for continuing operations for the periods presented:

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
Current:	(in thousands)
Federal	$35,811	$49,446	$41,924
State and local	10,938	8,507	6,935
Total current tax expense	46,749	57,953	48,859

Deferred:
Federal	(101,797)	(3,226)	(30,531)
State and local	(3,021)	5,246	(6,273)
Total deferred tax (benefit) expense	(104,818)	2,020	(36,804)
Income tax (benefit) provision	$(58,069)	$59,973	$12,055

Rate Reconciliation- The following table presents a reconciliation of the expected income taxes for continuing operations

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based upon the statutory federal income tax rate:

	Fiscal years ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Income tax expense at federal statutory rate	$49,794	$39,128	$(18,744)
State and local taxes-net	9,199	11,269	(1,519)
Warrants	4,292	5,113	5,872
PIES	17,207
Merger related items	(140,072)
Valuation allowance			20,793
Provision to return adjustments	846	(640)	(1,490)
Change in subsidiary basis		2,409	4,844
Other	665	2,694	2,299
Income tax (benefit) provision	$(58,069)	$59,973	$12,055

For fiscal 2011, the effective tax rate was favorably impacted by the release of the valuation allowance and other merger related tax items, which has been reflected as an income tax benefit in the Company’s consolidated statements of operations.

Deferred Tax Assets and Liabilities- The following tables present the deferred tax assets and liabilities recorded on the Company’s balance sheet as of the periods presented:

	January 28, 2012	January 29, 2011
	(in thousands)
Current deferred tax asset	$116,473	$49,354
Non-current deferred tax asset	15,653
Total deferred tax asset	132,126	49,354

Non-current deferred tax liability	—	(25,919)
Total net deferred tax asset	$132,126	$23,435

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 28, 2012	January 29, 2011
	(in thousands)
Deferred tax assets:
Federal net operating loss	$99,701	$128,300
Federal tax credits	16,043	15,565
State net operating loss and tax credits	2,485	20,335
Inventory	5,913	5,917
Construction and tenant allowances		3,741
Stock-based compensation	7,657	7,877
Benefit from uncertain tax positions	1,252	2,129
Guarantees	3,454	164
Accrued expenses	6,203	7,882
Accrued rent	13,947	12,938
PIES		18,601
Other	10,979	9,009
Total deferred tax assets, gross of valuation allowance	167,634	232,458
Less: valuation allowance	(785)	(89,406)
Total deferred tax assets, net of valuation allowance	166,849	143,052

Deferred tax liabilities:
Basis in subsidiary		(87,391)
Property and equipment	(31,046)	(27,439)
Prepaid expenses	(1,727)	(2,987)
Other	(1,950)	(1,800)
Total deferred tax liabilities	(34,723)	(119,617)

Total – net deferred tax asset	$132,126	$23,435

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The valuation allowance that remains as of January 28, 2012 relates to a capital loss carryforward, as the Company believes that it is more likely than not that this benefit will not be realized. As a result of the Merger, DSW was able to release the valuation allowance on RVI’s deferred tax assets of $88.6 million due to the Company’s expected future taxable income and reverse the deferred tax liability of $87.4 million related to RVI's basis in DSW. These benefits were partially offset by the reversal of deferred tax assets of $18.6 million related to the PIES and the elimination of $17.4 million related to state net operating losses and tax credits.
The net operating loss deferred tax asset consists of a federal and state component. As of January 28, 2012, the federal component is $99.7 million and the state component is $2.0 million. These net operating losses are available to reduce federal and state taxable income for the fiscal years 2012 to 2030.
Uncertain Tax Positions- As of January 28, 2012, January 29, 2011 and January 30, 2010, unrecognized tax benefits of $1.2 million, $0.9 million and $0.8 million, respectively, of the total unrecognized tax benefits of $2.3 million, $2.9 million and $9.0 million, respectively, would affect the Company’s effective tax rate if recognized. The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits as of the periods presented:

	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Beginning balance	$2,899	$9,039	$1,277
(Decreases) – tax positions taken in a prior period	(958)	(7,666)	(208)
Increases – tax positions taken in the current period	374	1,526	7,970
Ending balance	$2,315	$2,899	$9,039

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its consolidated statements of operations. As of January 28, 2012 and January 29, 2011, $0.4 million and $0.3 million, respectively, was accrued for the payment of interest and penalties.

The Company is no longer subject to U.S federal income tax examination and state income tax examinations for years prior to 2008. The Company estimates the range of possible changes that may result from any current and future tax examinations to be insignificant at this time.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

In the Company’s opinion, the unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of the Company’s net income (loss) for interim periods. Quarterly results are not necessarily indicative of a full year’s operations because of various factors. The Company’s unaudited quarterly financial information is as follows:

	Thirteen weeks ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
	(in thousands, except per share data)
Net sales	$503,588	$476,310	$530,747	$513,684
Cost of sales	(331,438)	(320,758)	(350,465)	(367,721)
Operating expenses	(112,619)	(106,628)	(120,310)	(109,026)
Change in fair value of derivative instruments	(54,876)	(22,943)	20,924	2,981
Operating profit	4,655	25,981	80,896	39,918
Interest expense	(3,792)	(5,636)	(1,743)	(633)
Interest income	647	718	592	666
Interest expense, net	(3,145)	(4,918)	(1,151)	33
Income from continuing operations before income taxes	1,510	21,063	79,745	39,951
Income tax benefit (provision)	(24,939)	124,640	(26,076)	(15,556)
(Loss) income from continuing operations	(23,429)	145,703	53,669	24,395
Income from discontinued operations, net of tax - Value City		168	5	10
Loss from discontinued operations, net of tax - Filene’s Basement				(5,038)
Total (loss) income from discontinued operations, net of tax		168	5	(5,028)
Net (loss) income	(23,429)	145,871	53,674	19,367
Less: net income attributable to the noncontrolling interests	(14,694)	(6,001)
Net (loss) income, net of noncontrolling interests	$(38,123)	$139,870	$53,674	$19,367

Basic and diluted earnings (loss) per share:
Basic (loss) earnings per share from continuing operations, net of noncontrolling interests	$(1.74)	$4.05	$1.30	$0.56
Diluted (loss) earnings per share from continuing operations, net of noncontrolling interests	$(1.74)	$3.95	$0.75	$0.48
Basic earnings (loss) per share from discontinued operations	$0.00	$0.01	$0.00	$(0.12)
Diluted earnings (loss) per share from discontinued operations	$0.00	$0.01	$0.00	$(0.12)
Basic (loss) earnings per share, net of noncontrolling interests	$(1.74)	$4.05	$1.30	$0.45
Diluted (loss) earnings per share, net of noncontrolling interests	$(1.74)	$3.96	$0.75	$0.37

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen weeks ended
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
	(in thousands, except per share data)
Net sales	$449,537	$415,120	$489,269	$468,450
Cost of sales	(302,172)	(289,402)	(330,049)	(335,072)
Operating expenses	(98,945)	(86,686)	(110,319)	(100,157)
Change in fair value of derivative instruments	(31,335)	17,173	(31,681)	(3,171)
Operating profit	17,085	56,205	17,220	30,050
Interest expense	(3,377)	(3,320)	(3,335)	(3,474)
Interest income	1,038	375	1,258	568
Interest expense, net	(2,339)	(2,945)	(2,077)	(2,906)
Non-operating income			1,500
Income from continuing operations before income taxes	14,746	53,260	16,643	27,144
Income tax provision	(12,176)	(17,630)	(8,726)	(21,441)
Income from continuing operations	2,570	35,630	7,917	5,703
(Loss) income from discontinued operations, net of tax - Value City		(35)	2,187	581
Income from discontinued operations, net of tax - Filene’s Basement	2,843	162	4	886
Total income from discontinued operations, net of tax	2,843	127	2,191	1,467
Net income	5,413	35,757	10,108	7,170
Less: net income attributable to the noncontrolling interests	(11,363)	(8,851)	(13,428)	(7,012)
Net income (loss), net of noncontrolling interests	$(5,950)	$26,906	$(3,320)	$158

Basic and diluted earnings (loss) per share:
Basic (loss) earnings per share from continuing operations, net of noncontrolling interests	$(0.41)	$1.26	$(0.26)	$(0.06)
Diluted (loss) earnings per share from continuing operations, net of noncontrolling interests	$(0.41)	$1.00	$(0.26)	$(0.06)
Basic earnings per share from discontinued operations	$0.13	$0.01	$0.10	$0.07
Diluted earnings per share from discontinued operations	$0.13	$0.01	$0.10	$0.07
Basic (loss) earnings per share, net of noncontrolling interests	$(0.28)	$1.26	$(0.16)	$0.01
Diluted (loss) earnings per share, net of noncontrolling interests	$(0.28)	$1.00	$(0.16)	$0.01

(1)	The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

17.	SUBSEQUENT EVENTS

Warrants- On March 14, 2012, DSW issued 411,963 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrant that was originally issued on July 5, 2005. The common shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $4.3 million, and DSW paid accrued dividends of $0.8 million related to the Company's special dividend issued on September 30, 2011. In connection with this issuance, no underwriters were utilized and no commissions were paid. Following this exercise, there are remaining warrants held by other Schottenstein Affiliates to acquire 341,222 Class A or Class B Common Shares.

Credit Facility Amendment- On March 16, 2012, DSW amended its Credit Facility to increase its allowable annual capital expenditures from $100 million to $125 million. DSW also amended its Credit Facility to allow an unlimited amount of

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends and related distributions provided that DSW meets the minimum cash and short-term investments requirement, as defined in the Credit Facility, of $125.0 million.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated February 8, 2011, among DSW Inc., DSW MS LLC, and Retail Ventures, Inc. Incorporated by reference to Exhibit 2.1 to DSW's Form 8-K/A (file no. 1-32545) filed February 25, 2011.

3.1	Amended and Restated Articles of Incorporation of DSW Inc. dated May 25, 2011. Incorporated by reference to Exhibit 3.1 to DSW’s Form 8-K (file No. 001-32545) filed May 26, 2011.
3.2	Amended and Restated Code of Regulations of the registrant. Incorporated by reference to the same exhibit to Form 10-K (file no. 1-32545) filed April 13, 2006.
4.1	Specimen Class A Common Shares certificate.Incorporated by reference to the same exhibit to Form 10-K (file no. 1-32545) filed April 13, 2006.
4.2
Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.2 to Retail Ventures’ Form 8-K (file no. 1-10767) filed October 19, 2005.

4.3*	Form of Common Stock Purchase Warrant issued by DSW Inc. to the Schottenstein Affiliates.
10.1
Corporate Services Agreement, dated June 12, 2002, between Retail Ventures and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.6 to Retail Ventures’ Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.1.1
Amendment to Corporate Services Agreement, dated July 5, 2005, among Retail Ventures, Schottenstein Stores Corporation and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc., Schottenstein Management Company and DSW Inc. related thereto. Incorporated by reference to Exhibit 10.5 to Retail Ventures’ Form 8-K (file no. 1-10767) filed July 11, 2005.

10.2#
Employment Agreement, dated March 4, 2005, between Deborah L. Ferrée and DSW Inc. Incorporated by reference to the same Exhibit Number to DSW’s Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

10.2.1#
First Amendment to Employment Agreement, dated December 31, 2007, between Deborah L. Ferrée and DSW Inc. Incorporated by reference to Exhibit 10.2.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.

10.3#
Employment Agreement, dated June 1, 2005, between Douglas J. Probst and DSW Inc. Incorporated by reference to Exhibit 10.4 to DSW’s Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

10.3.1#
First Amendment to Employment Agreement, dated December 31, 2007, between Douglas J. Probst and DSW Inc. Incorporated by reference to Exhibit 10.4.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.

10.4#	Employment Agreement, dated June 26, 2005, between Derek Ungless and DSW Inc. Incorporated by reference to Exhibit 10.6 to Form 10-K (file no. 1-32545) filed April 13, 2006.
10.4.1#	First Amendment to Employment Agreement, dated December 31, 2007, between Derek Ungless and DSW Inc. Incorporated by reference to Exhibit 10.6.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.
10.5#	Summary of Director Compensation. Incorporated by reference to Exhibit 10.2 to DSW’s Form 10-Q (file no. 1-32545) filed September 1, 2010.
10.6
$100,000,000 Revolving Credit Facility Credit Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Book Runner and Sole Lead Arranger, Bank of America, N.A, as Syndication Agent and Documentation Agent, and Fifth Third Bank and Wells Fargo Retail Finance, LLC as Managing Agents. Incorporated by reference to Exhibit 10.11 to Form 10-K (file no. 1-32545) filed March 22, 2011.

10.6.1
First Amendment, dated August 10, 2011, to the $100,000,000 Revolving Credit Facility Credit Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and PNC Bank, National Association., as Administrative Agent, PNC Capital Markets LLC, as Sole Book Runner and Sole Lead Arranger, Bank of America, N.A, as Syndication Agent and Documentation Agent, and Fifth Third Bank and Wells Fargo Retail Finance, LLC as Managing Agents. Incorporated by reference to Exhibit 10.6 to DSW’s Form 10-Q (file no. 1-32545) filed September 9, 2011.

10.6.2*
Second Amendment, dated March 16, 2012, to the $100,000,000 Revolving Credit Facility Credit Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and PNC Bank, National Association., as Administrative Agent, PNC Capital Markets LLC, as Sole Book Runner and Sole Lead Arranger, Bank of America, N.A, as Syndication Agent and Documentation Agent, and Fifth Third Bank and Wells Fargo Bank, National Association as agents.

10.7
Lease, dated March 22, 2000, by and between East Fifth Avenue, LLC, an affiliate of Schottenstein Stores Corporation, as landlord, and Shonac, as tenant, re: warehouse facility and corporate headquarters. Incorporated by reference to Exhibit 10.60 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 28, 2000.

10.7.1
Lease Amendment, dated November 30, 2006 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.7.2
Second Lease Amendment, dated October 1, 2007 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.8#	DSW Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 2, 2011.
10.8.1#	Form of Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 2, 2011.
10.8.2#	Form of Stock Units for automatic grants to non-employee directors. Incorporated by reference to Exhibit 10.23.2 to Form 10-Q (file no. 1-32545) filed June 4, 2009.
10.8.3#
Form of Nonqualified Stock Option Award Agreement for Consultants. Incorporated by reference toviously filed as Exhibit 10.24.5 to DSW’s Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 aein by reference.

10.8.4#	Form of Nonqualified Stock Option Award Agreement for Employees. Incorporated by reference to Exhibit 10.23.6 to Form 10-Q (file no. 1-32545) filed June 4, 2009.
10.9#	DSW Inc. 2005 Cash Incentive Compensation Plan. Incorporated by reference to Appendix B to Form DEF 14A (file no. 1-32545) filed April 8, 2009.
10.10
Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.

10.10.1
Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.11
Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.

10.11.1
Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.11.2
Lease Amendment, dated February 1, 2010 between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.2 to Form 10-K (file no. 1-32545) filed March 24, 2010.

10.12
Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.

10.12.1
Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.13
Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.14
Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation d/b/a DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.14.1
Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.15
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

10.15.1
Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.16
Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.16.1
Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.17
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

10.17.1
Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.18
Lease, dated August 30, 2002, by and between JLP-Cary, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.18.1
Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Retail Ventures’ Form 10-K/A (file No. 1-10767) filed May 12, 2005.

10.19
Lease, dated August 30, 2002, by and between JLP-Madison, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.19.1
Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.20
Sublease, dated May 2000, by and between Schottenstein Stores Corporation, as sublessor, and Shonac Corporation d/b/a DSW Shoe Warehouse, Inc., as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.20.1
Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc. as assignee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.21
Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.21.1
Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.22
Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.22.1
Assignment and Assumption Agreement, dated March 18, 2005, between KSK Scottsdale Mall, L.P., an affiliate of Schottenstein Stores Corporation and DSW Shoe Warehouse, Inc., re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.41.1 to Form 10-K (file no. 1-32545) filed March 24, 2010.

10.22.2
Lease Amendment, dated February 1, 2010, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.23
Sublease Agreement, dated June 12, 2000, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Fairfax, VA DSW store. Incorporated by reference to Exhibit 10.42 to DSW’s Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

10.23.1
Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Fairfax, VA DSW store. Incorporated be reference to the Exhibit 10.42.1 to DSW’s Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

10.24
Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrillville, IN DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.24.1
Assignment and Assumption Agreement, dated January 17, 2008, between Value City Department Stores LLC, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Merrillville, IN DSW Store. Incorporated by reference to Exhibit 10.43.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.

10.25
Form of Indemnification Agreement between DSW Inc. and its officers and directors.Incorporated by reference to Exhibit 10.44 to DSW’s Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

10.26
Agreement of Lease, dated April 7, 2006, by and between JLP-Harvard Park, LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Chagrin Highlands, Warrendale, Ohio DSW store. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 1-32545) filed April 13, 2006.

10.27
Agreement of Lease, dated June 30, 2006, between JLPK – Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.28
Agreement of Lease, dated November 27, 2006, between JLP – Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.29
Agreement of Lease, dated November 30, 2006, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office. Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.29.1
Lease Amendment, dated October 1, 2007, between 4300 Ventures 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.30
Agreement of Lease, dated November 30, 2006, between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office. Incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.30.1
Lease Amendment, dated October 1, 2007, between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.31
Amendment to Master Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated May 26, 2011. Incorporated by reference to Exhibit 10.1 to DSW’s Form 8-K (file No. 001-32545) filed May 26, 2011.

10.32	Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Incorporated by reference to Exhibit 10.1 to DSW’s Form 8-K (file no. 1-32545) filed June 5, 2006.
10.33#	Employment Agreement, dated July 13, 2006, between DSW Inc. and Harris Mustafa. Incorporated by reference to Exhibit 10.1 to DSW’s Form 8-K (file no. 1-32545) filed July 13, 2006.
10.33.1#	First Amendment to Employment Agreement, dated December 31, 2007, between Harris Mustafa and DSW Inc. Incorporated by reference to Exhibit 10.53.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.
10.34
Agreement of Lease, dated December 15, 2006, between American Signature, Inc., an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Langhorne, Pennsylvania DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-32545) filed April 5, 2007.

10.35#	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to DSW’s Form 10-Q (file no. 1-32545) filed December 13, 2007.
10.36
Agreement of Lease, dated October 1, 2007, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.36.1
Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 3, 2009.

10.36.2
Second Lease Amendment to Agreement of Lease, dated November 30, 2010, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.56.2 to Form 10-K (file no. 1-32545) filed March 22, 2011.

10.37
Guaranty by DSW Inc. to 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation re: Lease, dated October 1, 2007 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of ETD. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.38#	Employment Agreement, dated March 27, 2009, between William L. Jordan and DSW Inc. Incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 1-32545) filed April 1, 2009.
10.39#	Employment Agreement, dated March 25, 2009, between Michael R. MacDonald and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed March 26, 2009.
10.40
Settlement Agreement, dated as of September 25, 2009, by and among Retail Ventures, Inc., DSW Inc., FB Liquidating Estate, Inc., FB Services LLC, FB Leasing Services LLC and the Official Committee of Unsecured Creditors. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 3, 2009.

10.41
Lease, dated August 26, 2010, by and between JLP Nashua NH LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Nashua, NH store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 1, 2010.

10.42
Lease, dated June 27, 2006, by and between Kimschott Factoria Mall LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Bellevue, WA. Incorporated by reference to Exhibit 10.65 to Form 10-K (file no. 1-32545) filed March 22, 2011.

10.43#	Employment Agreement, dated December 11, 2007, between Carrie S. McDermott and DSW Inc. Filed as Exhibit 10.66 to Form 10-K (file no. 1-32545) filed March 22, 2011.
10.44
Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.56 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.44.1
Assignment and Assumption of Lease Agreement, dated January 22, 2008, between Value City Department Stores LLC, Retail Ventures, Inc. and Jubilee-Sawmill LLC, an affiliate of SSC, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.55.1 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 25, 2008.

10.45#
Retail Ventures, Inc. Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). Incorporated by reference to Exhibit 10.95 to Form 10-K (file no. 1-10767) filed April 30, 2009. Incorporated by reference to Exhibit 10.95 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 30, 2009.

10.46#
Second Amended and Restated Retail Ventures, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.96 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 30, 2009.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.

101*	XBRL Instance documents
____________

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.