Form 10-Q
period 2012-04-28
DSW Inc.
filed 2012-06-01
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The number of outstanding Class A Common Shares, without par value, as of May 31, 2012 was 34,498,234 and Class B Common Shares, without par value, as of May 31, 2012 was 10,106,675.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	April 28, 2012	January 28, 2012
ASSETS
Cash and equivalents	$76,547	$79,003
Short-term investments	294,728	296,697
Accounts receivable, net	18,790	16,900
Accounts receivable from related parties		96
Inventories	373,255	334,390
Prepaid expenses and other current assets	26,870	24,448
Deferred income taxes	116,136	116,473
Total current assets	906,326	868,007

Property and equipment, net	245,641	235,726
Long-term investments	77,218	53,858
Goodwill	25,899	25,899
Deferred income taxes		15,653
Other assets	8,523	8,757
Total assets	$1,263,607	$1,207,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$157,096	$148,944
Accounts payable to related parties	1,803	2,304
Accrued expenses	112,408	126,998
Warrant liability	16,055	29,303
Total current liabilities	287,362	307,549

Other non-current liabilities	113,981	113,764
Deferred income taxes	7,556

Commitments and contingencies

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 33,907,641 and 32,121,760 issued and outstanding, respectively	658,858	624,948
Class B Common Shares, no par value; 100,000,000 authorized; 10,155,453 and 11,169,972 issued and outstanding, respectively	172,762	171,864
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding
Retained earnings (Accumulated deficit)	31,574	(1,739)
Accumulated other comprehensive loss	(8,486)	(8,486)
Total shareholders’ equity	854,708	786,587
Total liabilities and shareholders’ equity	$1,263,607	$1,207,900
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	April 28, 2012	April 30, 2011
Net sales	$558,572	$503,588
Cost of sales	(365,982)	(331,438)
Operating expenses	(121,923)	(112,619)
Change in fair value of derivative instruments	(5,342)	(54,876)
Operating profit	65,325	4,655
Interest expense	(216)	(3,792)
Interest income	683	647
Interest income (expense), net	467	(3,145)
Income from continuing operations before income taxes	65,792	1,510
Income tax provision	(27,185)	(24,939)
Income (loss) from continuing operations	38,607	(23,429)
Income from discontinued operations, net of tax	1,253
Net income (loss)	39,860	(23,429)
Less: net income attributable to the noncontrolling interests		(14,694)
Net income (loss), net of noncontrolling interests	$39,860	$(38,123)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share from continuing operations, net of noncontrolling interests	$0.88	$(1.74)
Diluted earnings (loss) per share from continuing operations, net of noncontrolling interests	$0.86	$(1.74)
Basic earnings per share from discontinued operations	$0.03	$0.00
Diluted earnings per share from discontinued operations	$0.03	$0.00
Basic earnings (loss) per share, net of noncontrolling interests	$0.91	$(1.74)
Diluted earnings (loss) per share, net of noncontrolling interests	$0.89	$(1.74)

Shares used in per share calculations:
Basic	43,679	21,900
Diluted	44,658	21,900

Other Comprehensive Income:
Comprehensive income (loss)	$39,860	$(38,123)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Treasury Shares	Retained Earnings (Accum-ulated Deficit)	Total Accum-ulated Other Compre-hensive Loss	Noncon-trolling Interests	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Class A Common Shares	Class B Common Shares
Balance, January 29, 2011	21,873		3	$330,022		$(59)	$(78,940)	$(5,842)	$243,688	$488,869

Net income from continuing operations							(38,123)		14,694	(23,429)
Capital transactions of subsidiary							2,173		5,559	7,732
Net settlement of restricted shares	(10)			(345)						(345)
RVI stock-based compensation expense, before related tax effects				127						127
Exercise of stock options, net of settlement of taxes	108			1,051						1,051
Exercise of warrant	96			4,579						4,579

Balance, April 30, 2011	22,067		3	$335,434		$(59)	$(114,890)	$(5,842)	$263,941	$478,584

Balance, January 28, 2012	32,122	11,170		$624,948	$171,864		$(1,739)	$(8,486)		$786,587

Net income from continuing operations							38,607			38,607
Net income from discontinued operations							1,253			1,253
DSW stock-based compensation expense, before related tax effects				1,926						1,926
Stock units granted	1			36						36
Exercise of stock options, net of settlement of taxes	319			7,723						7,723
Vesting of restricted stock units, net of settlement of taxes	39			(702)						(702)
Excess tax benefit related to stock option exercises				2,973						2,973
Exchange of Class B Common Shares for Class A Common Shares	1,427	(1,427)		21,954	(21,954)
Exercise of warrant		412			22,852					22,852
Payment of dividends ($0.15 per share)							(6,547)			(6,547)

Balance, April 28, 2012	33,908	10,155		$658,858	$172,762		$31,574	$(8,486)		$854,708
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net income (loss)	$39,860	$(23,429)
Less: income from discontinued operations, net of tax	(1,253)
Income from continuing operations	$38,607	$(23,429)

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Amortization of debt issuance costs and discount on debt	50	1,318
Depreciation and amortization	13,456	12,593
Capital transactions of subsidiary		2,173
DSW and RVI stock-based compensation expense	1,926	127
Deferred income taxes	25,287	4,756
Change in fair value of derivative instruments	5,342	54,876
Loss on disposal of long-lived assets	539	225
Excess tax benefits related to stock option exercises	(2,973)
Other	2,000	8,959

Change in working capital, assets and liabilities:
Accounts receivable, net	(1,794)	(2,062)
Inventories	(38,865)	(25,482)
Prepaid expenses and other current assets	(2,422)	5,285
Accounts payable	9,573	(9,212)
Accrued expenses	(15,207)	(12,830)
Net cash provided by operating activities from continuing operations	35,519	17,297

Cash flows from investing activities:
Cash paid for property and equipment	(22,797)	(16,795)
Purchases of available-for-sale investments	(19,405)	(86,842)
Purchases of held-to-maturity investments	(66,307)	(50,810)
Maturities and sales of available-for-sale investments	40,452	39,606
Maturities of held-to-maturity investments	22,495	45,389
Activity related to long-term investment - related party		(95)
Net cash used in investing activities from continuing operations	(45,562)	(69,547)

Cash flows from financing activities:
Loan proceeds from related party loan		11,000
Proceeds from exercise of stock options	7,723	1,051
Debt issuance costs		(2,625)
Dividends paid	(7,371)
Proceeds from the exercise of warrants	4,262	995
Excess tax benefits related to stock option exercises	2,973
Net cash provided by financing activities from continuing operations	7,587	10,421

Net decrease in cash and equivalents from continuing operations	(2,456)	(41,829)
Cash and equivalents, beginning of period	79,003	99,126
Cash and equivalents, end of period	$76,547	$57,297

	Three months ended
	April 28, 2012	April 30, 2011

Supplemental disclosures of cash flow information:
Cash paid during the period for interest		$2,381
Cash paid during the period for income taxes	$2,891	$1,623
Proceeds from construction and tenant allowances	$2,762	$2,213

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$10,525	$10,132
Amortization of investment discounts and premiums	$1,374	$1,436
Additional paid in capital transferred from warrant liability due to warrant exercises	$18,590	$3,584
There were no cash flows from discontinued operations for the three months ended April 28, 2012 or April 30, 2011.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Business Operations- DSW and its wholly owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”.

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women and men. As of April 28, 2012, DSW operated a total of 335 stores located in 41 states. During the three months ended April 28, 2012, DSW opened 10 new DSW stores and closed 1 DSW store.

DSW also operates leased departments for three retailers in its leased business division segment. As of April 28, 2012, DSW supplied merchandise to 262 Stein Mart stores, 78 Gordmans stores and one Frugal Fannie’s store. During the three months ended April 28, 2012, DSW added 7 new leased departments and ceased operations in 2 leased departments. DSW owns the merchandise and the fixtures, records sales of merchandise, net of returns through period end and excluding sales tax, and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent, which is included in cost of sales as occupancy expense.

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with DSW’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2012 (the “2011 DSW Annual Report”). In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

2.     BACKGROUND

Merger with Retail Ventures, Inc. ("the Merger")- On May 26, 2011, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder of each outstanding RVI common share properly and timely elected to receive a like amount of DSW Class B Common Shares.

The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW (the surviving legal entity) as the accounting acquiree. As a common control transaction, the Merger was accounted for as an equity transaction and purchase accounting was not applied. Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information has been and will be in future periods retrospectively recast for the following matters:

•	Share and per share information- DSW recast all RVI historical share and per share information, including earnings per share, to reflect the exchange ratio of 0.435 for all periods presented.

•
Segment presentation- DSW maintained its historical segment presentation, which is consistent with how the chief operating decision maker, as defined in Accounting Standard Codification ("ASC") 280, Segment Reporting, reviews the business. DSW sells products through three channels: DSW stores, dsw.com and the leased business division. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment. In order to reconcile to the condensed consolidated financial statements, DSW includes other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments. The pre-merger or prior period condensed consolidated financial statements and notes have been recast to reflect the two reportable segments and other.

•
Cost of sales- DSW conformed RVI's accounting policies and recast RVI's pre-merger or prior period financial statements and notes for warehousing and store occupancy costs historically reported by RVI within operating expenses to be consistent with DSW's historical classification of these costs within cost of sales. For the first quarter of fiscal 2011, store occupancy and warehousing expenses of $64.6 million, which were included in operating expenses for RVI, are now included in cost of sales for DSW.

Principles of Consolidation- The condensed consolidated financial statements include the accounts of DSW and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In fiscal 2009, RVI

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

disposed of its Filene's Basement operations.

Filene’s Basement- On April 21, 2009, RVI disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. As of April 28, 2012, the Company had a liability of $7.0 million under lease obligations related to leases assumed by Syms and a liability of less than $0.1 million related to leases not assumed by Syms. See Note 16 for additional disclosure regarding the lease obligations.

3.     SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of April 28, 2012 and January 28, 2012, the Company’s allowances for doubtful accounts were $0.3 million and $0.6 million, respectively.

Inventories- Merchandise inventories are stated at lower of cost or market, determined using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Markdowns establish a new cost basis for inventory. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in the newly established cost basis. The markdown reserve requires management to make assumptions regarding customer preferences, fashion trends and consumer demand.

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

Sales and Revenue Recognition- Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns through period end, exclude sales tax and are not recognized until collectibility is reasonably assured. For sales through the dsw.com sales channel, DSW defers revenue representing a time lag for shipments to be received by the customer and also includes revenue from shipping and handling in net sales while the related costs are included in cost of sales.

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as other operating income from gift card breakage during both of the three months ended April 28, 2012 and April 30, 2011.

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

Recent Accounting Pronouncements

Fair Value- In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Company's consolidated financial statements.

Comprehensive Income- In June 2011, the FASB issued an update to existing guidance related to the presentation of comprehensive income. The main provisions of this update provide that an entity that reports other comprehensive income has the option to present comprehensive income in either one continuous or two consecutive financial statements. The first option is a single statement that must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income. The second option is a two statement approach, in which an entity must present the components of net income and total net income in the first statement and that statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This update is effective for interim and annual periods beginning after December 15, 2011. In November 2011, the FASB issued a proposed update to indefinitely defer the requirement to present reclassification adjustments in the statement of operations. Early adoption is permitted because compliance with the amendments is already permitted. The Company elected to present a single statement of operations and comprehensive income for quarterly reporting in the first quarter of fiscal 2012.

Goodwill- In September 2011, the FASB issued an update to existing guidance related to goodwill impairment testing. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update in the first quarter of fiscal 2012 did not affect the Company's consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of April 28, 2012, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW board of directors, and members of his family, owned approximately 24% of DSW’s outstanding Common Shares representing approximately 71% of the combined voting power of DSW’s outstanding Common Shares, and also have the right to exercise outstanding warrants held by the Schottenstein Affiliates entitling them to acquire additional DSW Common Shares. As of April 28, 2012, the Schottenstein Affiliates owned 0.6 million Class A Common Shares and 10.1 million Class B Common Shares.

DSW leases certain store, office space and distribution center locations owned by Schottenstein Affiliates. Accounts receivable from and payables to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. As of January 28, 2012, the balance of related party receivables was $0.1 million, and there were no related party receivables as of April 28, 2012. As of April 28, 2012 and January 28, 2012, the balance of related party payables was $1.8 million and $2.3 million, respectively.

5.     STOCK-BASED COMPENSATION

Historically, both DSW and RVI issued stock-based compensation under their respective plans. After the Merger, DSW either cash settled or converted all outstanding units and options under the RVI 2000 Stock Incentive Plan (“the RVI Plan”) to be exercisable for DSW Class A Common Shares. The RVI stock-based compensation instruments were adjusted retrospectively for the conversion ratio. Excluding the converted options, the DSW 2005 Equity Incentive Plan ("the DSW Plan") was otherwise not affected as a result of the Merger.

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

Stock Options- The following table summarizes DSW’s stock option activity:

Three months ended
April 28, 2012
(in thousands)
Outstanding, beginning of period	2,508
Granted	333
Exercised	(319)
Forfeited	(31)
Outstanding, end of period	2,491
Exercisable, end of period	1,226

DSW expensed $1.5 million for both of the three months ended April 28, 2012 and April 30, 2011 related to stock options. The weighted-average grant date fair value of each option granted in the three months ended April 28, 2012 and April 30, 2011 was $25.16 and $20.38 per share, respectively. As of April 28, 2012, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $16.1 million with a weighted average expense recognition period remaining of 4.0 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for DSW options granted in each of the periods presented:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three months ended
Assumptions:	April 28, 2012	April 30, 2011
Risk-free interest rate	1.2%	2.4%
Expected volatility of DSW common stock	56.2%	55.2%
Expected option term	5.5 years	5.9 years
Expected dividend yield	1.2%	0.0%

Restricted Stock Units ("RSU")- The following table summarizes DSW’s restricted stock unit activity:

Three months ended
April 28, 2012
(in thousands)
Outstanding, beginning of period	273
Granted	46
Vested	(48)
Forfeited	(5)
Outstanding, end of period	266

DSW expensed $0.4 million and $0.3 million for the three months ended April 28, 2012 and April 30, 2011, respectively, related to restricted stock units. As of April 28, 2012, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $3.5 million with a weighted average expense recognition period remaining of 3.2 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. During both of the three months ended April 28, 2012 and April 30, 2011, DSW expensed less than $0.1 million for these grants. For new grants beginning in fiscal 2012, directors were given the option to exercise their units at a specified point in the future or upon completion of service. The following table summarizes DSW’s director stock unit activity:

Three months ended
April 28, 2012
(in thousands)
Outstanding, beginning of period	192
Granted	1
Exercised	(1)
Outstanding, end of period	192

Retail Ventures Stock Compensation Plan

Prior to the Merger, RVI had a 2000 Stock Incentive Plan (“the RVI Plan”) that provided for the issuance of stock options to purchase up to 13.0 million common shares (which represented 5.7 million DSW Common Shares factoring in the exchange ratio of 0.435 pursuant to the Merger) or the issuance of restricted stock to management, key employees of RVI and affiliates, consultants (as defined in the RVI Plan), and directors of RVI. Stock options generally vested 20% per year on a cumulative basis. Stock options granted under the RVI Plan were exercisable for a period of ten years from the date of grant.

Stock Options and SARs ("Stock Appreciation Rights")- RVI expensed $0.1 million for the three months ended April 30, 2011 related to stock options. RVI expensed less than $0.1 million during the three months ended April 30, 2011 related to SARs.

Restricted Shares- RVI expensed $0.1 million for the three months ended April 30, 2011 related to restricted shares. All restricted shares were settled in the first quarter of fiscal 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     INVESTMENTS

The majority of DSW’s short-term available-for-sale investments are municipal bonds with renewal dates of every 7 days, but longer stated maturities. Despite the long-term nature of the stated contractual maturities of these short-term investments, DSW has the ability to liquidate these securities at the renewal dates. For short-term held-to-maturity investments, which are corporate bonds and municipal term notes, amortized cost approximates fair value. In addition to short-term investments, DSW has invested in long-term corporate bonds and municipal term notes to receive higher returns. These long-term investments have maturities greater than one year but less than three years and are classified as held-to-maturity.  The following table discloses the major categories of DSW’s investments as of the periods presented:

	Short-term investments		Long-term investments
	April 28, 2012	January 28, 2012	April 28, 2012	January 28, 2012
Available-for-sale:	(in thousands)
Bonds	$116,275	$134,322
Commercial paper	2,492	5,485
Total available-for-sale investments	118,767	139,807

Held-to-maturity:
Term notes and bonds	175,961	156,890	$76,067	$52,707

Investment – related party			1,151	1,151
Total investments	$294,728	$296,697	$77,218	$53,858

As of April 28, 2012 and January 28, 2012, short-term investments had gross holding gains of $0.2 million and $0.1 million, respectively, and as of both April 28, 2012 and January 28, 2012, gross holding losses of $0.1 million. As of April 28, 2012 and January 28, 2012, long-term investments had gross holding gains of $0.1 million and less than $0.1 million, respectively, and as of both April 28, 2012 and January 28, 2012, gross holding losses of $0.2 million.

7.     DEBT OBLIGATIONS AND WARRANT LIABILITIES

Derivative Instruments- As of the effective time of the Merger, a subsidiary of DSW assumed RVI’s obligations under the Premium Income Exchangeable Securities (“PIES”) and warrants. The PIES were settled on September 15, 2011. In accordance with ASC 815, Derivatives and Hedging, DSW, and prior to the Merger, RVI, recognizes all derivatives on the balance sheet at fair value based on the Black-Scholes pricing model using current market information. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of April 28, 2012 or January 28, 2012. DSW does not hold or issue derivative financial instruments for trading purposes.

Warrants- The warrants issued by RVI on July 5, 2005 in connection with previously paid credit facilities qualified as derivatives under ASC 815. The fair values of the warrants have been recorded on the balance sheet within current liabilities. As of April 28, 2012 and January 28, 2012, DSW had outstanding warrants for 341,222 and 753,185 DSW Common Shares, respectively. The warrants outstanding as of April 28, 2012 expire on June 11, 2012.

On March 14, 2012, DSW issued 411,963 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrant that was originally issued on July 5, 2005. The common shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $4.3 million, and DSW paid accrued dividends of $0.8 million related to the Company's special dividend issued on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW reclassified $18.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2012. In connection with this issuance, no underwriters were utilized, and no commissions were paid. Following this exercise, there are remaining warrants held by other Schottenstein Affiliates to acquire 341,222 Class A or Class B Common Shares.

The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions for the periods presented:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assumptions:	April 28, 2012	January 28, 2012
Risk-free interest rate	0.1%	0.1%
Expected volatility of common stock	25.4%	43.5%
Expected term	0.1 years	0.4 years
Expected dividend yield	1.2%	1.3%

The fair values and balance sheet location of DSW’s derivative liability was as follows for the periods presented:

	Balance Sheet Location	April 28, 2012	January 28, 2012
		(in thousands)
Warrants – related party	Warrant liability	$16,055	$29,303

$143.75 Million Premium Income Exchangeable SecuritiesSM (“PIES”)- A subsidiary of DSW assumed, as of the effective time of the Merger, by supplemental indenture and supplemental agreement, all of RVI’s obligations with respect to the PIES. On September 15, 2011, DSW issued 3.8 million of its Class A Common Shares to the holders of the PIES. The embedded exchange feature of the PIES was accounted for as a derivative, which was recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addressed the variations in the fair value of the obligation to settle the PIES when the market value exceeded or was less than the threshold appreciation price.

The amount of interest expense recognized and the effective interest rate for the PIES was as follows for the period presented:

Three months ended
April 30, 2011
(in thousands)
Contractual interest expense	$2,215
Amortization of debt discount	626
Total interest expense	$2,841
Effective interest rate	8.6%

The effect of derivative instruments on DSW’s, and prior to the Merger, RVI’s, condensed consolidated statements of operations was as follows for the periods presented:

	Three months ended
	April 28, 2012	April 30, 2011
	(in thousands)
Warrants – related party	$5,342	$9,548
Warrants – non-related party		1,192
Conversion feature of short-term debt		44,136
Expense related to the change in fair value of derivative instruments	$5,342	$54,876

DSW $100 Million Secured Credit Facility ("the Credit Facility")- On June 30, 2010, DSW entered into a $100 million secured revolving credit facility with a term of four years that will expire on June 30, 2014. The Credit Facility allows the payment of dividends or redemption of stock provided that DSW meets the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. Additional covenants limit payments for capital expenditures to $125 million in any fiscal year, and if DSW has direct borrowings greater than $25 million, the Credit Facility also requires that DSW maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $22.8 million for capital expenditures for the three months ended April 28, 2012. DSW was not required to calculate a fixed charge coverage ratio for the three months ended April 28, 2012.

As of April 28, 2012 and January 28, 2012, DSW had no outstanding borrowings under the Credit Facility, had availability under the facility of $89.6 million and $82.7 million, respectively, and had outstanding letters of credit of $10.4 million and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

$17.3 million, respectively.

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

Financial Assets and Liabilities- The following table presents financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	As of April 28, 2012				As of January 28, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:	(in thousands)
Cash and equivalents(a)	$76,547	$76,547			$79,003	$79,003
Short-term investments(b)	294,828		$294,828		296,697		$296,697
Long-term investments (b)(c)	77,165		76,014	$1,151	53,858		52,707	$1,151
	$448,540	$76,547	$370,842	$1,151	$429,558	$79,003	$349,404	$1,151
Liabilities:
Warrant liability(d)	$16,055		$16,055		$29,303		$29,303
	$16,055		$16,055		$29,303		$29,303

(a) Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that generally settle within three days. The carrying amount approximates fair value because of the relatively short average maturity of the instruments.
(b) Available-for-sale and held-to maturity investments are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets.
(c) The long-term investment - related party is evaluated for other-than-temporary impairment on an annual basis or when a triggering event occurs using a discounted cash flow valuation model using level 3 inputs such as the financial condition of the entity.
(d) The underlying assumptions for fair value measurement of the warrant liability is detailed in Note 7. The Company classifies its warrant liability within level 2 as the valuation inputs are based on market observable data.

The following table presents the activity related to level 3 fair value measurements for long-term investments for the periods presented:

	Three months ended
	April 28, 2012	April 30, 2011
	(in thousands)
Carrying value at the beginning of the period	$1,151	$952
Activity related to long-term investment - related party		95
Carrying value at the end of the period	$1,151	$1,047

Non-Financial Assets and Liabilities- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. There were no significant non-recurring fair value measurements recorded for the three months ended April 28, 2012 or April 30, 2011.

9.     EARNINGS PER SHARE

Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. For periods prior to the Merger, share count was determined by adjusting all historical RVI shares by the exchange ratio of 0.435. Diluted earnings per share reflects the potential dilution of common shares adjusted, related to outstanding RVI stock options and SARs (prior to the Merger), outstanding DSW stock options and RSUs (after the Merger) and warrants calculated using the treasury stock method.

For all periods presented, where there was a loss in fair value of warrants, the loss was included in the calculation of net income and the corresponding shares were excluded from the diluted share count, if the effect was anti-dilutive. As all periods presented either had a loss in the fair value of warrants or an overall net loss, there were no adjustments to net income used in the calculation of diluted earnings (loss) per share computations for the periods presented.

The following is a reconciliation of the number of share used in the calculation of diluted earnings (loss) per share computations for the periods presented:

	Three months ended
	April 28, 2012	April 30, 2011
	(in thousands)
Weighted average shares outstanding	43,679	21,900
Assumed exercise of dilutive DSW stock options	824
Assumed exercise of dilutive DSW RSUs	155
Number of shares for computation of diluted earnings (loss) per share	44,658	21,900

The amount of securities (excluding warrants) outstanding as of April 28, 2012 and April 30, 2011 that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.4 million and less than 0.1 million.

For the three months ended April 28, 2012, the assumed exercise of warrants for 0.4 million DSW Common Shares were not included in the calculation of shares as the effect would have been anti-dilutive. There were 0.8 million securities outstanding for the three months ended April 30, 2011, 0.6 million of which were for the assumed exercise of warrants, that had an equity unit exercise price less than the average market price of the common shares for the period, but were not included in the computation of diluted loss per share since the effect would be anti-dilutive due to the quarter-to-date net loss.

10.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was 41.3% and 1,651.7%, respectively, for the three months ended April 28, 2012 and April 30, 2011. The effective tax rate of 41.3% reflects the impact of the change in fair value of warrants included in book income but not tax income. The effective tax rate of 1,651.7% for the three months ended April 30, 2011 reflects the impact of the change in fair value of warrants included in book income but not tax income and an increase in the pre-merger valuation allowance of $17.7 million on federal and state deferred tax assets. As a result of the Merger, DSW was able to release the valuation allowance on RVI’s deferred tax assets.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.    PROPERTY AND EQUIPMENT

The balance sheet caption "Property and equipment, net" was comprised of the following for the periods presented:

	April 28, 2012	January 28, 2012
	(in thousands)
Property and equipment:
Furniture, fixtures and equipment	$305,700	$295,162
Leasehold improvements	224,205	215,519
Total property and equipment	529,905	510,681
Accumulated depreciation and amortization	(284,264)	(274,955)
Property and equipment, net	$245,641	$235,726

12.     ACCRUED EXPENSES

The balance sheet caption "Accrued Expenses" was comprised of the following for the periods presented:

	April 28, 2012	January 28, 2012
	(in thousands)
Gift cards and merchandise credits	$25,230	$28,248
Compensation	11,718	33,427
Taxes	15,671	13,128
Customer loyalty program	15,421	14,577
Advertising	9,687	4,578
Guarantees	7,030	9,030
Other	27,651	24,010
Total accrued expenses	$112,408	$126,998

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

13.     OTHER NON-CURRENT LIABILITIES

The balance sheet caption "Other non-current liabilities" was comprised of the following for the periods presented:

	April 28, 2012	January 28, 2012
	(in thousands)
Construction and tenant allowances	$62,904	$62,474
Deferred rent	36,873	35,673
Other	14,204	15,617
Total other non-current liabilities	$113,981	$113,764

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.    PENSION PLAN

Merger Sub is responsible for the Filene’s Basement defined benefit pension plan (the "plan") that RVI assumed as part of its sale of Filene's Basement in fiscal 2009. Benefits were frozen as of April 30, 2000. The Company’s funding policy is to contribute annually the amount required to meet ERISA ("Employee Retirement Income Security Act") funding standards and that is tax deductible under the Internal Revenue Code of 1986, as amended. The Company made contributions of $0.6 million to the pension plan during first quarter of fiscal 2012. The Company uses a January 31 measurement date for the plan.

On December 1, 2011, DSW adopted a plan amendment to terminate the plan with a proposed termination date of March 22, 2012. DSW is currently awaiting regulatory approval. Prior to the pension plan being fully funded, certain regulatory approvals and participant settlement elections need to be obtained. As the timing of receiving the regulatory approval is uncertain and may not occur in fiscal 2012, DSW has continued to classify the pension liability in other non-current liabilities.
The components of net periodic benefit cost are comprised of the following for the periods presented:

	Three months ended
	April 28, 2012	April 30, 2011
	(in thousands)
Interest cost	$230	$250
Expected return on plan assets	(302)	(236)
Amortization of net loss	99	74
Net periodic cost	$27	$88

15.    SEGMENT REPORTING

DSW maintained its historical segment presentation, but recast its segment presentation to include other. In order to reconcile to the condensed consolidated financial statements, DSW includes other, which consists of assets, liabilities and expenses that are not attributable to the two segments, primarily related to assets and liabilities of the former RVI operations.

The Company sells products through three channels: DSW stores, dsw.com and the leased business division. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment. DSW has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of April 28, 2012 and January 28, 2012 is recorded in the DSW segment related to the DSW stores.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	DSW segment	Leased Business Division segment	Other	Total
	(in thousands)
Three months ended April 28, 2012
Net sales	$521,151	$37,421		$558,572
Gross profit	183,677	8,913		192,590
Capital expenditures	23,489	148		23,637

Three months ended April 30, 2011
Net sales	$462,362	$41,226		$503,588
Gross profit	162,622	9,528		172,150
Capital expenditures	19,295	121		19,416

As of April 28, 2012
Total assets	$1,165,908	$93,744	$3,955	$1,263,607

As of January 28, 2012
Total assets	$1,118,217	$89,740	$(57)	$1,207,900

16.    COMMITMENTS AND CONTINGENCIES

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

As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other information from a portion of DSW's customers. DSW incurred a loss of approximately $6.0 million relating to this incident. DSW filed a claim for coverage with its insurance carrier, which the insurance carrier denied. DSW brought suit in federal district court and won a ruling that coverage applied and was awarded $6.8 million in damages. The insurance company appealed that decision, and oral argument on the appeal is scheduled for July 2012. DSW has not recorded any amounts related to the possible recovery.

Guarantees and Liabilities related to Discontinued Operations- As of the effective time of the Merger, a subsidiary of DSW assumed the obligations under RVI’s guarantees related to discontinued operations. DSW may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the income or loss from discontinued operations on the statements of operations. DSW records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the guarantee. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, DSW will recognize a reduction of the associated liability.

Filene’s Basement- Following the Merger, a subsidiary of DSW assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in 2009. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection and liquidated all of their stores in December 2011, and as a result, DSW has a liability of $7.0 million as of April 28, 2012 related to lease guarantees for two locations based on current information available to DSW. A decrease in the liability through April 28, 2012 was due to new information available regarding the lease guarantees which resulted in an update of the most likely estimate. DSW assumed the lease for the third location in fiscal 2011.These lease guarantees are described in more detail below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York seeking payment under the guarantee. DSW believes that the liability under the guarantee may be limited based on the ultimate disposition of the lease and/or the guarantee may not be enforceable. In April 2012, the landlord advised DSW that it had signed a lease with a tenant and asserted that DSW is responsible for shortfalls and rent while the space is unoccupied. The expected range of loss is from no loss to $8 million.

Bergen, NJ- RVI guaranteed Filene’s Basement’s obligations for the Bergen location when RVI owned Filene’s Basement. The lease expires in September 2017. The lease guarantee expressly caps Merger Sub's liability at $3 million. Filene’s Basement ceased operating at the Bergen location earlier in the year prior to the bankruptcy, and a third party is operating in a portion of the space leased by Filene’s Basement. Currently, the ultimate disposition of the lease is unknown. DSW could successfully assert that the guarantee is not enforceable resulting in limited or no liability to DSW. The expected range of loss is from no loss to $3 million.

Contractual Obligations- As of April 28, 2012, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were approximately $3.2 million as of April 28, 2012. In addition, DSW has signed lease agreements for 20 new store locations expected to be opened over the next 12 months, with total annual rent of approximately $11.1 million. In connection with the new lease agreements, DSW will receive a total of $12.2 million of construction and tenant allowance reimbursements for expenditures at these locations.

17.    SUBSEQUENT EVENTS

Dividends- On May 22, 2012, DSW announced that the Board of Directors approved a quarterly cash dividend of $0.18 per share. The quarterly dividend will be paid on June 29, 2012 to shareholders of record at the close of business on June 19, 2012.

Warrants- On May 31, 2012, DSW issued 341,222 shares of its Class B Common Shares without par value, in connection with the exercise of various outstanding warrants, to the Schottenstein Affiliates. The Class B Common Shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $3.5 million, and DSW paid accrued dividends of $0.7 million related to the Company's special dividend issued on September 30, 2011. In connection with this issuance, no underwriters were utilized and no commissions were paid. As a result of the aforementioned exercise, no warrants to purchase DSW Common Shares remain outstanding.

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

Company Overview

DSW is a leading U.S. branded footwear and accessories specialty retailer operating 335 shoe stores in 41 states as of April 28, 2012, and dsw.com. We offer a wide assortment of brand name and designer dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and dsw.com. We also offer kids' shoes exclusively on dsw.com. In addition, we operate 341 leased departments for three other retailers as of April 28, 2012. Our typical DSW customers are brand, value, quality and style conscious shoppers who have a passion for fashionable footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 26,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

On May 26, 2011, RVI merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder properly and timely elected to receive a like amount of DSW Class B Common Shares. The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW (the surviving legal entity) as the accounting acquiree. As a common control transaction, the Merger was accounted for as an equity transaction and purchase accounting was not applied. Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information has been retrospectively recast for the following matters:

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

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in the DSW Form 10-K filed on March 27, 2012 and under “Part II, Item 1A. Risk Factors,” included in this Form 10-Q, some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

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

Results of Operations

Overview

During the first quarter of fiscal 2012, DSW Inc. generated a 7.6% increase in comparable sales and a 10.9% increase in total sales. This comparable sales increase is in addition to a comparable sales increase of 10.8% for the comparable period last year. The increase in comparable sales was a result of an increase in transactions driven by more customers visiting our stores and dsw.com and an increase in the overall basket size. All merchandise categories reported strong performance, with no single category driving the overall sales increase.

In the first quarter of fiscal 2012, DSW Inc.'s merchandise margin rate remained relatively flat as a percentage of net sales over the first quarter of fiscal 2011 as both our initial markup and markdown rates also remained relatively flat compared to last year. DSW Inc.'s gross profit improved 30 basis points over the comparable period last year primarily driven by occupancy leverage offset by incremental distribution center labor to support business growth initiatives surrounding the reconfiguration of the Columbus distribution center and the expansion of the dsw.com fulfillment center.

Excluding the impact of DSW and RVI merger-related transaction costs and other RVI-related expenses of $5.2 million in the first quarter of fiscal 2011, operating expenses in the first quarter of fiscal 2012 increased 50 basis points as a percentage of net sales over the prior year. This increase was primarily due to new store opening costs to support our plan to open approximately 35 to 40 stores in fiscal 2012 as well as a planned shift in marketing expenses from the fall to the spring season.

We continue to make investments in our business that are critical to long-term growth, as well as returning value to our shareholders. During the first quarter of fiscal 2012, we invested $23.6 million in capital expenditures compared to $19.4 million during the first quarter of fiscal 2011. Our capital expenditures during the first quarter of fiscal 2012 were primarily related to opening new stores, the distribution center reconfiguration, store remodels and business infrastructure. As a result of our financial condition, we declared a dividend of $0.18 per share in the first quarter of fiscal 2012. As of April 28, 2012, our cash and short-term investments balance was $371.3 million and long-term investments were $77.2 million.

As of April 28, 2012, we operated 335 DSW stores, dsw.com and leased departments in 262 Stein Mart stores, 78 Gordmans stores, and one Frugal Fannie's store. DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of operations:

	Three months ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of sales	(65.5)	(65.8)
Gross profit	34.5	34.2
Operating expenses	(21.8)	(22.4)
Change in fair value of derivative instruments	(1.0)	(10.9)
Operating profit	11.7	0.9
Interest income (expense), net	0.1	(0.6)
Income from continuing operations before income taxes	11.8	0.3
Income tax provision	(4.9)	(5.0)
Income (loss) from continuing operations	6.9	(4.7)
Income from discontinued operations, net of tax	0.2
Net income (loss)	7.1	(4.7)
Less: net income attributable to the noncontrolling interests		(2.9)
Net income (loss), net of noncontrolling interests	7.1%	(7.6)%

THREE MONTHS ENDED APRIL 28, 2012 COMPARED TO THREE MONTHS ENDED APRIL 30, 2011

Net Sales. Net sales for the first quarter of fiscal 2012 increased 10.9% from the first quarter of fiscal 2011. The following table summarizes the increase in our net sales:

Three months ended April 28, 2012
(in millions)
Net sales for the three months ended April 30, 2011	$503.6
Increase in comparable sales	37.5
Net increase from non-comparable and closed store sales	17.5
Net sales for the three months ended April 28, 2012	$558.6

The following table summarizes our net sales by reportable segment and in total:

	Three months ended
	April 28, 2012	April 30, 2011
	(in millions)
DSW segment	$521.2	$462.4
Leased business division segment	37.4	41.2
Total DSW Inc.	$558.6	$503.6

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	April 28, 2012	April 30, 2011
DSW segment	8.0%	10.9%
Leased business division segment	2.3%	9.2%
DSW Inc.	7.6%	10.8%

The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com, and partially due to an increase in the overall basket size. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 8%, men's by 7%, athletic by 6% and accessories by 8%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales to 34.5% in the first quarter of fiscal 2012 from 34.2% in the first quarter of fiscal 2011. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	April 28, 2012	April 30, 2011
DSW segment	35.2%	35.2%
Leased business division segment	23.8%	23.1%
DSW Inc.	34.5%	34.2%

DSW segment merchandise margin, defined as gross profit excluding occupancy and warehousing expenses, a non-GAAP measure, decreased as a percentage of net sales to 47.0% for the first quarter of fiscal 2012 from 47.2% for the first quarter of fiscal 2011. Both our initial markup and markdown rates remained relatively flat compared to last year. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 9.8% for the first quarter of fiscal 2012 from 10.3% for the first quarter of fiscal 2011 primarily as a result of increased average store sales. Warehousing expense increased to 2.0% for the first quarter of fiscal 2012 from 1.7% for the first quarter of fiscal 2011 primarily due to incremental distribution center labor to support business growth initiatives surrounding the reconfiguration of the Columbus distribution center and the expansion of the dsw.com fulfillment center.

Gross profit for the leased business division increased 70 basis points as a percentage of net sales for the first quarter of fiscal 2012 primarily related to improved occupancy leverage.

Operating Expenses. Operating expenses as a percentage of net sales were 21.8% and 22.4% for the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively. Excluding the impact of DSW and RVI merger-related transaction costs and other RVI-related expenses of $5.2 million in the first quarter of fiscal 2011, operating expenses as a percentage of net sales were 21.3% in the first quarter of 2011. This 50 basis point increase as a percentage of net sales over the comparable period for the prior year is primarily due to new store opening costs to support our plan to open approximately 35 to 40 stores in fiscal 2012 as well as a planned shift in marketing expenses from the fall to the spring season. For the first quarter of fiscal 2012, costs related to RVI were $0.3 million.

Change in Fair Value of Derivative Instruments. During the first quarter of fiscal 2012 and first quarter of fiscal 2011, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $5.3 million and $10.7 million, respectively, related to the change in the fair value of warrants. During the first quarter of fiscal 2011, the Company recorded a non-cash charge of $44.1 million related to the change in the fair value of the conversion feature of the PIES, which settled in the third quarter of fiscal 2011. The change in the fair value of the derivatives is primarily due to the increase in stock price.

Interest Income (Expense), Net. Interest income (expense), net for the first quarter of fiscal 2012 increased compared to the first quarter of fiscal 2011 as a result of the elimination of PIES interest expense due to the settlement of the PIES in the third quarter of fiscal 2011.

Income Taxes. Our effective tax rate for the first quarter of fiscal 2012 was 41.3%, compared to 1,651.7% for the first quarter of fiscal 2011. The effective tax rate reflects the impact of the change in fair value of the warrants, which are included for book income but not in tax income. The effective tax rate of 1,651.7% for the three months ended April 30, 2011 reflects the impact of the change in fair value of warrants included for book income but not in tax income and an increase in the pre-merger valuation allowance of $17.7 million on federal and state deferred tax assets. As a result of the Merger, DSW was able to release the valuation allowance on RVI’s deferred tax assets.

Income from Discontinued Operations, Net of Tax. During the first quarter of fiscal 2012, income from discontinued operations, net of tax, was due to reduction in expected payments under our lease guarantees for Filene's Basement.

Noncontrolling Interests. As of the effective time of the Merger, there were no noncontrolling interests and thus no net income attributable to the noncontrolling interests in the first quarter of fiscal 2012. For the first quarter of fiscal 2011, net income attributable to the noncontrolling interests was $14.7 million.

Non-GAAP Financial Measures

DSW utilizes merchandise margin, a non-GAAP financial measure, to explain its gross profit performance. Management believes this non-GAAP measure is an indication of the Company’s performance as the measure provides a consistent means of comparing performance between periods and competitors as retailers differ on their definition of cost of sales. Management uses this non-GAAP measure to assist in the evaluation of the performance of our segments and to make operating decisions. Within Management’s Discussion and Analysis, DSW discloses merchandise margin, store occupancy expenses and warehousing expense, which reconcile to gross profit.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital increased to $619.0 million as of April 28, 2012 from $560.5 million as of January 28, 2012, primarily due to an increase in inventory to support new stores and planned sales increases, a decrease in warrant liability due to an exercise and the payment of fiscal 2011 incentive compensation. As of April 28, 2012 and January 28, 2012, the current ratio was 3.2 and 2.8, respectively.

Operating Cash Flows. For the three months ended April 28, 2012, our net cash provided by operations was $35.5 million compared to $17.3 million for the three months ended April 30, 2011 driven primarily by the DSW's utilization of RVI’s federal net operating losses and tax credits to offset its taxable income, which generated significant cash tax savings, and we believe should continue to generate cash tax savings in the remainder of fiscal 2012 and fiscal 2013.

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

Investing Cash Flows. For the three months ended April 28, 2012, our net cash used in investing activities was $45.6 million compared to $69.5 million for the three months ended April 30, 2011. During the three months ended April 28, 2012, we incurred $23.6 million in capital expenditures, of which $17.9 million related to stores and $5.7 million related to information technology, the reconfiguration of the Columbus distribution center, the expansion of the dsw.com fulfillment center, and business infrastructure. During the three months ended April 28, 2012, we had net purchases of short-term and long-term investments of $22.8 million compared to net purchases of short-term and long-term investments of $52.7 million during the three months ended April 30, 2011.

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

Financing Cash Flows. For the three months ended April 28, 2012, our net cash provided by financing activities was $7.6 million compared to net cash provided by financing activities of $10.4 million for the three months ended April 30, 2011. The decrease in cash provided by financing activities is primarily related to increased proceeds from the exercise of stock options offset by RVI's receipt of loan proceeds in the comparable period last year.

The Credit Facility and other liquidity considerations are described more fully below:

$100 Million Credit Facility ("Credit Facility"). On June 30, 2010, we entered into a $100 million secured revolving credit facility with a term of four years that will expire on June 30, 2014. Our Credit Facility allows the payment of dividends and redemption of our stock by us or our subsidiaries provided that we meet the minimum cash and short-term investments requirement of $125 million as defined in the Credit Facility. Additional covenants limit our payments for capital expenditures to $125 million in any fiscal year, and if we have direct borrowings greater than $25 million, our Credit Facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. We paid $22.8 million for capital expenditures for the three months ended April 28, 2012. As of April 28, 2012, we were not required to calculate the fixed charge coverage ratio as we did not have direct borrowings greater than $25 million. We had availability under the Credit Facility of $89.6 million and outstanding letters of credit of $10.4 million as of April 28, 2012.

Other Liquidity Considerations

Warrants. DSW has outstanding warrants which allow the holder to purchase up to 341,222 DSW Common Shares at an exercise price of $10.35 per share. The warrants are subject to certain anti-dilution provisions and are exercisable at any time on or prior to June 11, 2012. DSW has granted registration rights with respect to the shares issuable upon exercise of the warrants.

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

Contractual Obligations

We had outstanding letters of credit that totaled approximately $10.4 million and $17.3 million, respectively, as of April 28, 2012 and January 28, 2012 under our Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of April 28, 2012, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $3.2 million as of April 28, 2012. In addition, we have signed lease agreements for 20 new store locations expected to be opened over the next 12 months, with total annual rent of approximately $11.1 million. In connection with the new lease agreements, we will receive a total of $12.2 million of construction and tenant allowance reimbursements for expenditures at these locations.

We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of April 28, 2012 or January 28, 2012.

Off-Balance Sheet Arrangements

As of April 28, 2012, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

Proposed Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards implemented.

Critical Accounting Policies

As discussed in Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

$100 Million Credit Facility- As of April 28, 2012, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Warrants- The warrants issued by RVI on July 5, 2005 in connection with previously paid credit facilities qualified as derivatives under ASC 815, Derivatives and Hedging. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. The Company estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of April 28, 2012, DSW had warrants outstanding that allow the holder to purchase up to 341,222 DSW Common Shares.

During the three months ended April 28, 2012, DSW recorded a non-cash charge related to the change in the fair value of the warrants of $5.3 million. As of April 28, 2012, the aggregate fair value liability of the warrants is $16.1 million. The fair value liability was estimated as of April 28, 2012 using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 0.1%; expected life of 0.1 years; expected volatility of 25.4% and an expected dividend yield of 1.2%. As the warrants may be exercised for either Class A or Class B Common Shares of DSW, the settlement of such warrants will not result in a cash outlay by DSW. The warrants expire on June 11, 2012.

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

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings.

Guarantee of Union Square lease- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and in February 2012, the landlord at the Union Square location brought a lawsuit against Merger Sub in the Supreme Court of the State of New York seeking payment under the guarantee. A third party has entered into a lease for this location, but the landlord has asserted that DSW is responsible for rent and certain costs while the space was unoccupied. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. We will continue to monitor our potential liability regarding this lease obligation.

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

Item 1A. Risk Factors.

The following risk factor supplements DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Prior to the Merger, RVI had actual liabilities and significant contingent liabilities. As of the effective time of the Merger, Merger Sub, a subsidiary of DSW, assumed RVI's obligations with respect to these actual liabilities and contingent liabilities, if they become actual liabilities, which could adversely affect DSW’s financial condition.

Merger Sub assumed the obligations of RVI under these guarantees. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. RVI guaranteed the obligations of Filene’s Basement in connection with three leases for retail store locations. Merger Sub is responsible for any obligations of RVI under these guarantees. These leases expire in January 2017, September 2017 and October 2024. DSW assumed one of these leases. We have recorded a liability of $7.0 million associated with the remaining lease guarantees.

We understand that one location has been leased to a third party. We will continue to monitor our potential liability regarding these lease obligations. The landlord at the Union Square location has brought a lawsuit against Merger Sub seeking to recoup payments under the guarantee. A third party has entered into a lease for this location, but the landlord has asserted that DSW is responsible for rent while the space was unoccupied. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. If the guarantee is deemed to be enforceable, the new lease may not release Merger Sub from liability under the original guarantee.

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
(a) Recent sales of unregistered securities. None.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers.

DSW made no purchases of its Common Shares during the three months ended April 28, 2012, excluding shares withheld to satisfy tax withholdings for stock option exercises and the vesting of restricted stock units. These shares withheld are summarized in the table below (shares in thousands):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 29, 2012 to February 25, 2012	3	$49.49
February 26, 2012 to March 31, 2012
April 1, 2012 to April 28, 2012	9	$55.99
	12

The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payment of dividends by us or our subsidiaries provided that we meet the minimum cash and short-term investments requirement of $125 million, as defined in our Credit Facility.

Item 3.     Defaults Upon Senior Securities. None.
Item 4.    Mine Safety Disclosure. Not Applicable.
Item 5.    Other Information. None.

Item 6.     Exhibits. See Index to Exhibits on page 31.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DSW INC.
(Registrant)

Date: June 1, 2012	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Agreement of Lease, dated January 1, 2012, by and between Southeast Industrial Park LLC, a Schottenstein affiliate, and DSW Shoe Warehouse, Inc., re: portion of Corvair warehouse.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	XBRL Instance Document