Form 10-Q
period 2012-07-28
DSW Inc.
filed 2012-08-31
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2012

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

The number of outstanding Class A Common Shares, without par value, as of August 24, 2012 was 35,003,693 and Class B Common Shares, without par value, as of August 24, 2012 was 9,653,102.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 28, 2012	January 28, 2012
ASSETS
Cash and equivalents	$61,059	$79,003
Short-term investments	319,910	296,697
Accounts receivable, net	24,755	16,900
Accounts receivable from related parties	33	96
Inventories	367,228	334,390
Prepaid expenses and other current assets	23,870	24,448
Deferred income taxes	119,746	116,473
Total current assets	916,601	868,007

Property and equipment, net	253,099	235,726
Long-term investments	103,791	53,858
Goodwill	25,899	25,899
Deferred income taxes		15,653
Other assets	8,285	8,757
Total assets	$1,307,675	$1,207,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$151,448	$148,944
Accounts payable to related parties	930	2,304
Accrued expenses	111,127	126,998
Warrant liability	—	29,303
Total current liabilities	263,505	307,549

Other non-current liabilities	119,177	113,764
Deferred income taxes	23,695	—

Commitments and contingencies	—	—

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 34,976,909 and 32,121,760 issued and outstanding, respectively	676,506	624,948
Class B Common Shares, no par value; 100,000,000 authorized; 9,660,627 and 11,169,972 issued and outstanding, respectively	180,260	171,864
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding	—	—
Retained earnings (Accumulated deficit)	52,894	(1,739)
Accumulated other comprehensive loss	(8,362)	(8,486)
Total shareholders’ equity	901,298	786,587
Total liabilities and shareholders’ equity	$1,307,675	$1,207,900

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$512,218	$476,310	$1,070,790	$979,898
Cost of sales	(351,973)	(320,758)	(717,955)	(652,196)
Operating expenses	(112,118)	(106,628)	(234,041)	(219,247)
Change in fair value of derivative instruments	(779)	(22,943)	(6,121)	(77,819)
Operating profit	47,348	25,981	112,673	30,636
Interest expense	(230)	(5,636)	(446)	(9,428)
Interest income	726	718	1,409	1,365
Interest income (expense), net	496	(4,918)	963	(8,063)
Income from continuing operations before income taxes	47,844	21,063	113,636	22,573
Income tax (provision) benefit	(18,526)	124,640	(45,711)	99,701
Income from continuing operations	29,318	145,703	67,925	122,274
Income from discontinued operations, net of tax - Value City	—	168	—	168
Income from discontinued operations, net of tax - Filene’s Basement	—	—	1,253	—
Income from discontinued operations, net of tax	—	168	1,253	168
Net income	29,318	145,871	69,178	122,442
Less: net income attributable to the noncontrolling interests	—	(6,001)	—	(20,695)
Net income, net of noncontrolling interests	$29,318	$139,870	$69,178	$101,747

Basic and diluted earnings per share:
Basic earnings per share from continuing operations, net of noncontrolling interests	$0.66	$4.05	$1.54	$3.60
Diluted earnings per share from continuing operations, net of noncontrolling interests	$0.65	$3.95	$1.51	$3.54
Basic earnings per share from discontinued operations	$0.00	$0.01	$0.03	$0.01
Diluted earnings per share from discontinued operations	$0.00	$0.01	$0.03	$0.01
Basic earnings per share, net of noncontrolling interests	$0.66	$4.05	$1.57	$3.61
Diluted earnings per share, net of noncontrolling interests	$0.65	$3.96	$1.54	$3.54

Shares used in per share calculations:
Basic	44,454	34,522	44,067	28,211
Diluted	45,256	35,360	44,957	28,705

Other Comprehensive Income:
Change in minimum pension liability, net of taxes of $74	$124	$—	$124	$—
Comprehensive income	$29,442	$139,870	$69,302	$101,747

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Treasury Shares	Retained Earnings (Accum-ulated Deficit)	Total Accum-ulated Other Compre-hensive Loss	Noncon-trolling Interests	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Class A Common Shares	Class B Common Shares
Balance, January 29, 2011	21,873		3	$330,022		$(59)	$(78,940)	$(5,842)	$243,688	$488,869

Income from continuing operations, net of tax							101,579		20,695	122,274
Income from discontinued operations, net of tax							168			168
Pre-merger share and shareholders’ equity activity:
Capital transactions of subsidiary							2,778		6,467	9,245
Net settlement of restricted shares	(10)			(345)						(345)
RVI stock-based compensation expense, before related tax effects				157						157
Exercise of stock options, net of settlement of taxes	108			1,051						1,051
Exercise of warrant	96			4,579						4,579
Merger-related share and shareholders’ equity activity:
Purchase of noncontrolling interest	17,121			270,850					(270,850)	—
Exchange of Class A Common Shares for Class B Common Shares	(11,507)	11,507		(177,059)	177,059					—
Retirement of treasury shares			(3)	(59)		59				—
Fractional shares settled in cash	(1)			(28)						(28)
Cash settlement of RVI options and SARs				(7,000)						(7,000)
Stock-based compensation expense related to cash settled RVI options and SARs				255						255
RVI stock-based compensation expense, before related tax effects				339						339
Post-merger share and shareholders’ equity activity:
DSW stock-based compensation expense, before related tax effects				1,108						1,108
Exercise of DSW stock options, net of settlement of taxes	94			1,911						1,911
Stock units granted				14						14
Vesting of restricted stock units, net of settlement of taxes	1			(22)						(22)
Excess tax benefit related to stock option exercises				4,019						4,019
Exchange of Class B Common Shares for Class A Common Shares	335	(335)		5,170	(5,170)					—

Balance, July 30, 2011	28,110	11,172	—	$434,962	$171,889	$—	$25,585	$(5,842)	$—	$626,594

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Treasury Shares	Retained Earnings (Accum-ulated Deficit)	Total Accum-ulated Other Compre-hensive Loss	Noncon-trolling Interests	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Class A Common Shares	Class B Common Shares
Balance, January 28, 2012	32,122	11,170	—	$624,948	$171,864	$—	$(1,739)	$(8,486)	$—	$786,587

Income from continuing operations, net of tax							67,925			67,925
Income from discontinued operations, net of tax							1,253			1,253
DSW stock-based compensation expense, before related tax effects				3,587						3,587
Stock units granted	18			953						953
Exercise of stock options, net of settlement of taxes	509			6,309						6,309
Vesting of restricted stock units, net of settlement of taxes	66			(1,858)						(1,858)
Excess tax benefit related to stock option exercises				7,747						7,747
Exchange of Class B Common Shares for Class A Common Shares	2,262	(2,262)		34,820	(34,820)					—
Exercise of warrants		753			43,216					43,216
Payment of dividends ($0.33 per share)							(14,545)			(14,545)
Change in minimum pension liability, net of taxes of $74								124		124

Balance, July 28, 2012	34,977	9,661	—	$676,506	$180,260	$—	$52,894	$(8,362)	$—	$901,298

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$69,178	$122,442
Less: income from discontinued operations, net of tax	(1,253)	(168)
Income from continuing operations, net of tax	$67,925	$122,274

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Amortization of debt issuance costs and discount on debt	101	4,513
Depreciation and amortization	27,491	25,740
Capital transactions of subsidiary	—	2,778
DSW and RVI stock-based compensation expense	3,587	1,859
Deferred income taxes	42,288	(136,910)
Change in fair value of derivative instruments	6,121	77,819
Loss on disposal of long-lived assets	1,285	565
Excess tax benefits related to stock option exercises	(7,747)	(4,019)
Other	14,051	13,937

Change in working capital, assets and liabilities:
Accounts receivable, net	(7,792)	729
Inventories	(32,838)	(9,250)
Prepaid expenses and other current assets	578	4,071
Accounts payable	3,813	(25,365)
Accrued expenses	(17,389)	(13,267)
Net cash provided by operating activities from continuing operations	$101,474	$65,474

Cash flows from investing activities:
Cash paid for property and equipment	(47,041)	(34,072)
Purchases of available-for-sale investments	(29,680)	(109,580)
Purchases of held-to-maturity investments	(191,164)	(119,080)
Maturities and sales of available-for-sale investments	49,992	60,705
Maturities of held-to-maturity investments	94,536	88,814
Activity related to long-term investment - related party	—	(95)
Net cash used in investing activities from continuing operations	$(123,357)	$(113,308)

Cash flows from financing activities:
Loan proceeds from related party loan	—	11,000
Payment of related party loan	—	(11,000)
Proceeds from exercise of stock options	10,199	2,962
Shares withheld to satisfy income tax withholdings for restricted stock unit vesting and option exercises	(5,748)	—
Cash settlement of RVI options and SARs	—	(7,000)
Debt issuance costs	—	(2,625)
Cash paid for fractional shares	—	(28)
Dividends paid	(16,051)	—
Proceeds from the exercise of warrants	7,792	995
Excess tax benefits related to stock option exercises	7,747	4,019
Net cash provided by (used in) financing activities from continuing operations	$3,939	$(1,677)

	Six months ended
	July 28, 2012	July 30, 2011

Net decrease in cash and equivalents from continuing operations	(17,944)	(49,511)
Cash and equivalents, beginning of period	79,003	99,126
Cash and equivalents, end of period	$61,059	$49,615

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$4,909
Cash paid during the period for income taxes	$3,820	$22,623
Proceeds from construction and tenant allowances	$5,995	$5,055

Non-cash investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$8,354	$8,032
Amortization of investment discounts and premiums	$3,170	$2,881
Additional paid in capital transferred from warrant liability due to warrant exercises	$35,424	$3,584

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Business Operations- DSW and its wholly owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”.

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women and men. As of July 28, 2012, DSW operated a total of 337 stores located in 41 states and dsw.com. During the six months ended July 28, 2012, DSW opened 12 new DSW stores and closed 1 DSW store.

DSW also operates leased departments for three retailers in its leased business division segment. As of July 28, 2012, DSW supplied merchandise to 262 Stein Mart stores, 80 Gordmans stores and one Frugal Fannie’s store. During the six months ended July 28, 2012, DSW added 9 new leased departments and ceased operations in 2 leased departments. DSW owns the merchandise and the fixtures, records sales of merchandise, net of returns through period end and excluding sales tax, and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent, which is included in cost of sales as occupancy expense.

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with DSW’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2012 (the “2011 DSW Annual Report”). In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

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

The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW (the surviving legal entity) as the accounting acquiree. As the Merger was an equity transaction between entities under common control, purchase accounting was not applied. Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information was retrospectively recast for the following matters:

•	Share and per share information- DSW recast all RVI historical share and per share information, including earnings per share, to reflect the exchange ratio of 0.435 for all periods presented.

•
Segment presentation- DSW maintained its historical segment presentation, which is consistent with how the chief operating decision maker, as defined in Accounting Standard Codification ("ASC") 280, Segment Reporting, reviews the business. DSW sells products through three channels: DSW stores, dsw.com and the leased business division. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment. In order to reconcile to the condensed consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments. The pre-merger or prior period condensed consolidated financial statements and notes were recast to reflect the two reportable segments and Other.

•
Cost of sales- DSW conformed RVI's accounting policies and recast RVI's pre-merger or prior period financial statements and notes for warehousing and store occupancy costs historically reported by RVI within operating expenses to be consistent with DSW's historical classification of these costs within cost of sales.

Principles of Consolidation- The condensed consolidated financial statements include the accounts of DSW and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In fiscal 2009 and fiscal 2007, RVI disposed of its Filene's Basement operations and Value City operations, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Filene’s Basement- On April 21, 2009, RVI disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. As of July 28, 2012, the Company had a liability of $6.9 million under lease obligations related to leases assumed by Syms and a liability of less than $0.1 million related to leases not assumed by Syms. See Note 16 for additional disclosure regarding the lease obligations.

3.     SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of July 28, 2012 and January 28, 2012, the Company’s allowances for doubtful accounts were $0.3 million and $0.6 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Recent Accounting Pronouncements

Fair Value- In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update in the first quarter of fiscal 2012 did not materially affect the Company's consolidated financial statements.

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

Intangible Assets- In July 2012, the FASB issued an update to existing guidance related to impairment testing for indefinite-lived intangible assets. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity no longer will be required to test the fair value of an intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is effective for interim and annual periods beginning after September 15, 2012. The Company does not expect the adoption of this update to affect its consolidated financial statements.

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of July 28, 2012, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW board of directors, and members of his family, owned approximately 23% of DSW’s outstanding Common Shares representing approximately 69% of the combined voting power of DSW’s outstanding Common Shares. As of July 28, 2012, the Schottenstein Affiliates owned 0.7 million Class A Common Shares and 9.6 million

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Class B Common Shares.

DSW leases certain store, office space and distribution center locations owned by Schottenstein Affiliates as well as purchasing services and products from Schottenstein Affiliates. Accounts receivable from and payables to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. As of July 28, 2012 and January 28, 2012, the balance of related party receivables was less than $0.1 million and $0.1 million, respectively. As of July 28, 2012 and January 28, 2012, the balance of related party payables was $0.9 million and $2.3 million, respectively.

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

Stock Options- The following table summarizes DSW’s stock option activity:

Six months ended
July 28, 2012
(in thousands)
Outstanding, beginning of period	2,508
Granted	337
Exercised	(635)
Forfeited	(36)
Outstanding, end of period	2,174
Exercisable, end of period	952

DSW expensed $2.7 million for both of the six months ended July 28, 2012 and July 30, 2011 related to stock options. The weighted-average grant date fair value of each option granted in the six months ended July 28, 2012 and July 30, 2011 was $25.17 and $20.44 per share, respectively. As of July 28, 2012, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $14.9 million with a weighted average expense recognition period remaining of 3.8 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for DSW options granted in each of the periods presented:

	Six months ended
Assumptions:	July 28, 2012	July 30, 2011
Risk-free interest rate	1.2%	2.4%
Expected volatility of DSW common stock	56.2%	55.1%
Expected option term	5.5 years	5.9 years
Expected dividend yield	1.2%	0.0%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restricted Stock Units ("RSU")- The following table summarizes DSW’s restricted stock unit activity:

Six months ended
July 28, 2012
(in thousands)
Outstanding, beginning of period	273
Granted	48
Vested	(96)
Forfeited	(5)
Outstanding, end of period	220

DSW expensed $0.8 million and $0.6 million for the six months ended July 28, 2012 and July 30, 2011, respectively, related to restricted stock units. As of July 28, 2012, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $3.3 million with a weighted average expense recognition period remaining of 3.0 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. During the six months ended July 28, 2012 and July 30, 2011, DSW expensed $1.0 million and $0.9 million, respectively, for these grants. For new grants beginning in fiscal 2012, directors were given the option to exercise their units at a specified point in the future or upon completion of service. The following table summarizes DSW’s director stock unit activity:

Six months ended
July 28, 2012
(in thousands)
Outstanding, beginning of period	192
Granted	18
Exercised	(32)
Outstanding, end of period	178

Retail Ventures Stock Compensation Plan

Prior to the Merger, the RVI Plan provided for the issuance of stock options to purchase up to 13.0 million common shares (which represented 5.7 million DSW Common Shares factoring in the exchange ratio of 0.435 pursuant to the Merger) or the issuance of restricted stock to management, key employees of RVI and affiliates, consultants (as defined in the RVI Plan), and directors of RVI. Stock options generally vested 20% per year on a cumulative basis. Stock options granted under the RVI Plan were exercisable for a period of ten years from the date of grant.

Impact of Merger- At the date of the Merger, all RVI stock options and Stock Appreciation Rights (“SARs”) granted to directors immediately vested resulting in compensation expense of $0.3 million. At the election of each option holder, options and SARs were either paid in cash at a value equal to the RVI share price at close of the market on May 25, 2011 less the exercise price, or converted to be exercisable for DSW Class A Common Shares adjusted for the exchange ratio of 0.435. Immediately after the Merger, DSW paid $7.0 million related to the settlement of these options and SARs, which was treated as a reduction of common stock value, and converted the remaining RVI options to 72,830 options exercisable for DSW Class A Common Shares. DSW recorded additional stock-based compensation expense of $0.3 million related to the cash settled options and SARs as the fair value the recipient received was greater than the fair value of the option they held.

Stock Options and SARs- Excluding any expense related to the Merger, RVI expensed $0.1 million for the six months ended July 30, 2011 related to stock options. RVI expensed less than $0.1 million during the six months ended July 30, 2011 related to SARs.

Restricted Shares- RVI expensed $0.1 million for the six months ended July 30, 2011 related to restricted shares. All restricted shares were settled in the first quarter of fiscal 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     INVESTMENTS

The majority of DSW’s short-term available-for-sale investments are primarily municipal bonds with renewal dates of every 7 days, but longer stated maturities. Despite the long-term nature of the stated contractual maturities of these short-term investments, DSW has the ability to liquidate these securities at the renewal dates. For short-term held-to-maturity investments, which are primarily corporate bonds and municipal term notes, amortized cost approximates fair value. In addition to short-term investments, DSW has invested in long-term corporate bonds and municipal term notes to receive higher returns. These long-term investments have maturities greater than one year but less than three years and are classified as held-to-maturity.  The following table discloses the major categories of DSW’s investments as of the periods presented:

	Short-term investments		Long-term investments
	July 28, 2012	January 28, 2012	July 28, 2012	January 28, 2012
Available-for-sale:	(in thousands)
Bonds	$114,010	$134,322	$—	$—
Commercial paper	5,494	5,485	—	—
Total available-for-sale investments	119,504	139,807	—	—

Held-to-maturity:
Term notes and bonds	200,406	156,890	$102,640	$52,707

Investment – related party	—	—	1,151	1,151
Total investments	$319,910	$296,697	$103,791	$53,858

As of July 28, 2012 and January 28, 2012, short-term investments had gross holding gains of $0.2 million and $0.1 million, respectively, and as of both July 28, 2012 and January 28, 2012, gross holding losses of $0.1 million. As of July 28, 2012 and January 28, 2012, long-term investments had gross holding gains of $0.1 million and less than $0.1 million, respectively, and as of both July 28, 2012 and January 28, 2012, gross holding losses of $0.2 million.

7.     DEBT OBLIGATIONS AND WARRANT LIABILITIES

Derivative Instruments- As of the effective time of the Merger, a subsidiary of DSW assumed RVI’s obligations under the Premium Income Exchangeable Securities (“PIES”) and warrants. The PIES were settled on September 15, 2011. In accordance with ASC 815, Derivatives and Hedging, DSW, and prior to the Merger, RVI, recognized all derivatives on the balance sheet at fair value based on the Black-Scholes pricing model using current market information. For derivatives that are not designated as hedges under ASC 815, changes in the fair values were recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of July 28, 2012 or January 28, 2012. DSW does not hold or issue derivative financial instruments for trading purposes.

Warrants- The warrants originally issued by RVI on September 26, 2002 and updated on July 5, 2005 in connection with previously paid credit facilities qualified as derivatives under ASC 815. The fair values of the warrants were recorded on the balance sheet within current liabilities. As of January 28, 2012, DSW had outstanding warrants for 753,185 DSW Common Shares, which have all been exercised as of July 28, 2012.

On March 14, 2012, DSW issued 411,963 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrant. The common shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $4.3 million, and DSW paid accrued dividends of $0.8 million related to the Company's special dividend issued on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW reclassified $18.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2012. In connection with this issuance, no underwriters were utilized, and no commissions were paid.

On May 31, 2012, DSW issued 341,222 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrants. The common shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $3.5 million, and DSW paid accrued dividends of $0.7 million related to the Company's special dividend issued on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW reclassified $16.8 million from the warrant liability to paid in capital during the second quarter of fiscal 2012. In connection with this issuance, no underwriters were utilized, and no commissions were paid.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions for the period presented:

Assumptions:	January 28, 2012
Risk-free interest rate	0.1%
Expected volatility of common stock	43.5%
Expected term	0.4 years
Expected dividend yield	1.3%

The fair value and balance sheet location of DSW’s derivative liability were as follows for the period presented:

	Balance Sheet Location	January 28, 2012
		(in thousands)
Warrants – related party	Warrant liability	$29,303

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

The amount of interest expense recognized and the effective interest rate for the PIES were as follows for the period presented:

Six months ended
July 30, 2011
(in thousands)
Contractual interest expense	$4,762
Amortization of debt discount	1,266
Total interest expense	$6,028
Effective interest rate	8.6%

The effect of derivative instruments on DSW’s, and prior to the Merger, RVI’s, condensed consolidated statements of operations was as follows for the periods presented:

	Three months ended		Six months ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Warrants – related party	$779	$4,345	$6,121	$13,893
Warrants – non-related party	—	—	—	1,192
Conversion feature of short-term debt	—	18,598	—	62,734
Expense related to the change in fair value of derivative instruments	$779	$22,943	$6,121	$77,819

DSW $100 Million Secured Credit Facility ("the Credit Facility")- On June 30, 2010, DSW entered into a $100 million secured revolving credit facility with a term of four years that will expire on June 30, 2014. The Credit Facility allows the payment of dividends or redemption of stock provided that DSW meets the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. Additional covenants limit payments for capital expenditures to $125 million in any fiscal year, and if DSW has direct borrowings greater than $25 million, the Credit Facility also requires that DSW maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $47.0 million for capital expenditures for the six months ended July 28, 2012. DSW was not required to calculate a fixed charge coverage ratio for the six months

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ended July 28, 2012.

As of July 28, 2012 and January 28, 2012, DSW had no outstanding borrowings under the Credit Facility, had availability under the facility of $69.9 million and $82.7 million, respectively, and had outstanding letters of credit of $30.1 million and $17.3 million, respectively.

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

Financial Assets and Liabilities- The following table presents financial assets and liabilities measured at fair value on a recurring basis as of the periods presented:

	As of July 28, 2012				As of January 28, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:	(in thousands)
Cash and equivalents(a)	$61,059	$61,059	$—	$—	$79,003	$79,003	$—	$—
Short-term investments(b)	319,947	—	$319,947	—	296,697	—	$296,697	—
Long-term investments (b)(c)	103,667	—	102,516	$1,151	53,858	—	52,707	$1,151
	$484,673	$61,059	$422,463	$1,151	$429,558	$79,003	$349,404	$1,151
Liabilities:
Warrant liability(d)	$—	—	—	—	$29,303	—	$29,303	—
	$—	—	—	—	$29,303	—	$29,303	—

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
(d) The underlying assumptions for fair value measurement of the warrant liability is detailed in Note 7. Prior to exercise, the Company classified its warrant liability within level 2 as the valuation inputs are based on market observable data.

The following table presents the activity related to level 3 fair value measurements for long-term investments for the periods presented:

	Three months ended
	July 28, 2012	July 30, 2011
	(in thousands)
Carrying value at the beginning of the period	$1,151	$1,047
Carrying value at the end of the period	$1,151	$1,047

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six months ended
	July 28, 2012	July 30, 2011
	(in thousands)
Carrying value at the beginning of the period	$1,151	$952
Activity related to long-term investment - related party	—	95
Carrying value at the end of the period	$1,151	$1,047

Non-Financial Assets and Liabilities- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. There were no significant non-recurring fair value measurements recorded for the six months ended July 28, 2012 or July 30, 2011.

9.     EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. For periods prior to the Merger, share count was determined by adjusting all historical RVI shares by the exchange ratio of 0.435. Diluted earnings per share reflects the potential dilution of common shares adjusted, related to outstanding RVI stock options and SARs (prior to the Merger), outstanding DSW stock options and RSUs (after the Merger) and warrants calculated using the treasury stock method. As PIES are exchangeable for DSW Class A Common Shares, they were included as potentially dilutive instruments based on the DSW common share price, after the Merger and before the settlement.

For all periods presented, where there was a loss in fair value of warrants (prior to and after the Merger) and PIES (after the Merger), the loss was included in the calculation of the net income and the corresponding shares were excluded from the diluted share count, if the effect was anti-dilutive. As all periods presented had a loss in the fair value of warrants and PIES, there were no adjustments to net income used in the calculation of diluted earnings per share computations for the periods presented.

The following is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Three months ended		Six months ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Weighted average shares outstanding	44,454	34,522	44,067	28,211
Assumed exercise of dilutive DSW stock options	700	594	763	297
Assumed exercise of dilutive DSW RSUs	102	213	127	107
Assumed exercise of dilutive RVI stock options and SARs	—	31	—	90
Number of shares for computation of diluted earnings per share	45,256	35,360	44,957	28,705

Options and RSUs- For the second quarter of fiscal 2012, the amount of securities outstanding as of both July 28, 2012 and July 30, 2011 that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.3 million. For the year-to-date period, the amount of securities outstanding as of July 28, 2012 and July 30, 2011 that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.3 million and 0.1 million, respectively.

Warrants- Warrants were anti-dilutive for all periods presented and were not included in the calculation of diluted shares. For the three months ended July 28, 2012 and July 30, 2011, the assumed exercise of warrants excluded was 0.1 million and 0.6 million, respectively. For the six months ended July 28, 2012 and July 30, 2011, the assumed exercise of warrants excluded was 0.3 million and 0.6 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

PIES- For the three and six months ended July 30, 2011, the assumed exercise of 2.8 million and 1.4 million, respectively, common shares that would convert upon redemption of the PIES was not included in the calculation of shares since there was a loss in fair value of the PIES. The total amount of common shares that would convert upon redemption of the PIES based on the average of DSW's share prices was 3.8 million, but the assumed conversion is prorated as the PIES were only included in the calculation of earnings per share after the Merger.

Shareholders' Equity- On June 18, 2012, DSW announced that its Board of Directors has authorized the Company to repurchase up to $100 million of Company common shares over the next twelve months. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. As of July 28, 2012, DSW has not made any repurchases under this program.

10.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.

For the three and six months ended July 28, 2012, the effective tax rate of 38.7% and 40.2%, respectively, primarily reflects the impact of state and local taxes and the change in fair value of warrants included in book income but not tax income.

For the three and six months ended July 30, 2011, the effective tax rate of (591.7)% and (441.7)%, respectively, was favorably impacted by the release of the valuation allowance and other merger related tax items, which has been reflected as an income tax benefit in the Company’s condensed consolidated statements of operations. DSW was able to release the valuation allowance on RVI’s deferred tax assets as a result of the Company’s expected future taxable income. In addition, as a result of the Merger with RVI, the deferred tax liability related to RVI’s historical basis in DSW and the deferred tax asset related to the PIES were eliminated.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its consolidated statements of operations.

11.    PROPERTY AND EQUIPMENT

The balance sheet caption "Property and equipment, net" was comprised of the following for the periods presented:

	July 28, 2012	January 28, 2012
	(in thousands)
Property and equipment:
Furniture, fixtures and equipment	$316,198	$295,162
Leasehold improvements	233,530	215,519
Total property and equipment	549,728	510,681
Accumulated depreciation and amortization	(296,629)	(274,955)
Property and equipment, net	$253,099	$235,726

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following for the periods presented:

	July 28, 2012	January 28, 2012
	(in thousands)
Gift cards and merchandise credits	$25,237	$28,248
Compensation	17,966	33,427
Taxes	14,548	13,128
Customer loyalty program	15,646	14,577
Guarantees	6,887	9,030
Other	30,843	28,588
Total accrued expenses	$111,127	$126,998

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

13.     OTHER NON-CURRENT LIABILITIES

The balance sheet caption "Other non-current liabilities" was comprised of the following for the periods presented:

	July 28, 2012	January 28, 2012
	(in thousands)
Construction and tenant allowances	$71,483	$62,474
Deferred rent	37,780	35,673
Other	9,914	15,617
Total other non-current liabilities	$119,177	$113,764

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

14.    PENSION PLAN

Merger Sub is responsible for the Filene’s Basement defined benefit pension plan (the "plan") that RVI assumed as part of its sale of Filene's Basement in fiscal 2009. Benefits were frozen as of April 30, 2000. The Company’s funding policy is to contribute annually the amount required to meet ERISA ("Employee Retirement Income Security Act") funding standards and that is tax deductible under the Internal Revenue Code of 1986, as amended. The Company made contributions of $1.2 million to the plan during the six months ended July 28, 2012. The Company uses a January 31 measurement date for the plan.

On December 1, 2011, DSW adopted a plan amendment to terminate the plan with a proposed termination date of March 22, 2012. DSW is currently awaiting regulatory approval. Prior to the pension plan being fully funded, certain regulatory approvals and participant settlement elections need to be obtained. In the second quarter of fiscal 2012, DSW reclassified the non-current pension liability to a current liability, accrued expenses, as DSW has been communicating with the regulatory authorities and expects resolution of the pension plan within the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of net periodic benefit cost are comprised of the following for the periods presented:

	Three months ended		Six months ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Interest cost	$230	$251	$460	$501
Expected return on plan assets	(302)	(237)	(604)	(472)
Amortization of net loss	99	74	198	148
Net periodic benefit cost	$27	$88	$54	$177

15.    SEGMENT REPORTING

DSW maintained its historical segment presentation, but recast its segment presentation to include Other. In order to reconcile to the condensed consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are not attributable to the two segments, primarily related to assets and liabilities of the former RVI operations.

The Company sells products through three channels: DSW stores, dsw.com and the leased business division. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment. DSW has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of July 28, 2012 and January 28, 2012 is recorded in the DSW segment related to the DSW stores.

	DSW segment	Leased Business Division segment	Other	Total
	(in thousands)
Three months ended July 28, 2012
Net sales	$482,244	$29,974	—	$512,218
Gross profit	154,808	5,437	—	160,245
Capital expenditures	22,023	56	—	22,079

Three months ended July 30, 2011
Net sales	$442,142	$34,168	—	$476,310
Gross profit	148,707	6,845	—	155,552
Capital expenditures	15,061	116	—	15,177

Six months ended July 28, 2012
Net sales	$1,003,395	$67,395	—	$1,070,790
Gross profit	338,485	14,350	—	352,835
Capital expenditures	45,512	204	—	45,716

Six months ended July 30, 2011
Net sales	$904,504	$75,394	—	$979,898
Gross profit	311,328	16,374	—	327,702
Capital expenditures	34,356	237	—	34,593

As of July 28, 2012
Total assets	$1,212,720	$94,426	$529	$1,307,675

As of January 28, 2012
Total assets	$1,118,217	$89,740	$(57)	$1,207,900

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other information from a portion of DSW's customers. DSW incurred a loss of approximately $6.0 million relating to this incident. DSW filed a claim for coverage with its insurance carrier, which the insurance carrier denied. DSW brought suit in federal district court and won a ruling that coverage applied and was awarded $6.8 million in damages. The insurance company appealed that decision, and oral arguments on the appeal occurred in July 2012. See Note 17 regarding the results of the appeal. DSW has not recorded any amounts related to the possible recovery.

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

Filene’s Basement- Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in 2009. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection and liquidated all of their stores in December 2011. DSW recorded a liability of $9.0 million related to lease guarantees for two locations in fiscal 2011 and in the first quarter of fiscal 2012, adjusted the liability to $6.9 million based on current information available to DSW, which resulted in an update of the most likely estimate. DSW assumed the lease for the third location in fiscal 2011.These lease guarantees are described in more detail below.

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

Bergen, NJ- RVI guaranteed Filene’s Basement’s obligations for the Bergen location when RVI owned Filene’s Basement. The lease expires in September 2017. The landlord at the Bergen location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New Jersey seeking payment under the guarantee. The lease guarantee expressly caps Merger Sub's liability at $3 million. Filene’s Basement ceased operating at the Bergen location earlier in the year prior to the bankruptcy, and a third party is operating in a portion of the space leased by Filene’s Basement. Currently, the ultimate disposition of the lease is unknown. DSW could successfully assert that the guarantee is not enforceable resulting in limited or no liability to DSW. The expected range of loss is from no loss to $3 million.

Contractual Obligations- As of July 28, 2012, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were approximately $7.5 million as of July 28, 2012. In addition, DSW has signed lease agreements for 32 new store locations expected to be opened over the next eighteen months, with total annual rent of approximately $12.3 million. In connection with the new lease agreements, DSW will receive a total of $17.6 million of construction and tenant allowance reimbursements for expenditures at these locations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    SUBSEQUENT EVENTS

Dividends- On August 17, 2012, DSW announced that the Board of Directors approved a quarterly cash dividend of $0.18 per share. The quarterly dividend will be paid on September 28, 2012 to shareholders of record at the close of business on September 18, 2012.

Legal Proceedings- As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other information from a portion of DSW's customers. DSW incurred a loss of approximately $6.0 million relating to this incident. DSW filed a claim for coverage with its insurance carrier, which the insurance carrier denied. DSW brought suit in federal district court and won a ruling that coverage applied and was awarded $6.8 million in damages. The insurance company appealed that decision, and oral arguments on the appeal occurred in July 2012. On August 23, 2012, DSW received notification from the Sixth Circuit Court of Appeals that the damages award was affirmed. The insurance carrier has 21 days to appeal the verdict. As this is a gain contingency resulting from a legal settlement, DSW will recognize the award at the time of receipt of cash from the insurance carrier.

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

Company Overview

DSW is a leading U.S. branded footwear and accessories specialty retailer operating 337 shoe stores in 41 states as of July 28, 2012, and dsw.com. We offer a wide assortment of brand name and designer dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and dsw.com. We also offer kids' shoes exclusively on dsw.com. In addition, we operate 343 leased departments for three other retailers as of July 28, 2012. Our typical DSW customers are brand, value, quality and style conscious shoppers who have a passion for fashionable footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 25,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

On May 26, 2011, RVI merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder properly and timely elected to receive a like amount of DSW Class B Common Shares. The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW (the surviving legal entity) as the accounting acquiree. As the Merger was an equity transaction between entities under common control, purchase accounting was not applied. Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information was retrospectively recast for the following matters:

•	Share and per share information- DSW recast all RVI historical share and per share information, including earnings per share, to reflect the exchange ratio of 0.435 for all periods presented.

•
Segment presentation- DSW maintained its historical segment presentation. DSW sells products through three channels: DSW stores, dsw.com and the leased business division. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment. In order to reconcile to the consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments. The pre-merger or prior period consolidated financial statements and notes were recast to reflect the two reportable segments and Other.

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

Results of Operations

Overview

During the six months ended July 28, 2012, DSW Inc. generated a 6.0% increase in comparable sales and a 9.3% increase in total sales. This comparable sales increase is in addition to a comparable sales increase of 11.5% for the comparable period last year. The increase in comparable sales was a result of an increase in traffic and conversion. All merchandise categories reported a positive comparable sales performance, with no single category driving the overall sales increase.

In the six months ended July 28, 2012, DSW Inc.'s merchandise margin rate decreased 70 basis points as a percentage of net sales over the six months ended July 30, 2011 as a result of increased markdowns. Our markdowns increased as we normalized our clearance mix to historical levels by taking additional clearance actions in the second quarter partially offset by favorable shrink results. Overall gross profit as a percentage of net sales decreased 40 basis points. In addition to the decrease in merchandise margin, occupancy leverage was offset by incremental labor to support business growth initiatives surrounding the reconfiguration of the Columbus distribution center and the expansion of the fulfillment center to support dsw.com growth.

Excluding the impact of DSW and RVI merger-related transaction costs and other RVI-related expenses of $11.3 million in the six months ended July 30, 2011, operating expenses in the six months ended July 28, 2012 increased 70 basis points as a percentage of net sales over the prior year. This increase was primarily due to new store expenses as well as a planned shift in marketing expenses from the fall to the spring season.

We continue to make investments in our business that are critical to long-term growth, as well as returning value to our shareholders. During the six months ended July 28, 2012, we invested $45.7 million in capital expenditures compared to $34.6 million during the six months ended July 30, 2011. Our capital expenditures during the six months ended July 28, 2012 were primarily related to opening new stores, the distribution center reconfiguration, expansion of the fulfillment center, store remodels and business infrastructure. As a result of our financial condition, we have declared dividends of $0.33 per share in the first half of fiscal 2012. As of July 28, 2012, our cash and short-term investments balance was $381.0 million and long-term investments were $103.8 million.

As of July 28, 2012, we operated 337 DSW stores, dsw.com and leased departments in 262 Stein Mart stores, 80 Gordmans stores, and one Frugal Fannie's store. DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the leased business division segment.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of operations:

	Three months ended		Six months ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(68.7)	(67.3)	(67.0)	(66.6)
Gross profit	31.3	32.7	33.0	33.4
Operating expenses	(21.9)	(22.4)	(21.9)	(22.4)
Change in fair value of derivative instruments	(0.2)	(4.8)	(0.6)	(7.9)
Operating profit	9.2	5.5	10.5	3.1
Interest income (expense), net	0.1	(1.0)	0.1	(0.8)
Income from continuing operations before income taxes	9.3	4.5	10.6	2.3
Income tax (provision) benefit	(3.6)	26.1	(4.3)	10.2
Income from continuing operations	5.7	30.6	6.3	12.5
Income from discontinued operations, net of tax	—	—	0.1	—
Net income	5.7	30.6	6.4	12.5
Less: net income attributable to the noncontrolling interests	—	(1.2)	—	(2.1)
Net income, net of noncontrolling interests	5.7%	29.4%	6.4%	10.4%

THREE MONTHS ENDED JULY 28, 2012 COMPARED TO THREE MONTHS ENDED JULY 30, 2011

Net Sales. Net sales for the second quarter of fiscal 2012 increased 7.5% from the second quarter of fiscal 2011. The following table summarizes the increase in our net sales:

Three months ended July 28, 2012
(in millions)
Net sales for the three months ended July 30, 2011	$476.3
Increase in comparable sales	19.3
Net increase from non-comparable and closed store sales	16.6
Net sales for the three months ended July 28, 2012	$512.2

The following table summarizes our net sales by reportable segment and in total:

	Three months ended
	July 28, 2012	July 30, 2011
	(in millions)
DSW segment	$482.2	$442.1
Leased business division segment	30.0	34.2
Total DSW Inc.	$512.2	$476.3

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	July 28, 2012	July 30, 2011
DSW segment	4.3%	13.0%
Leased business division segment	3.5%	3.7%
DSW Inc.	4.2%	12.3%

The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com and an increase in conversion due to more of those customers making a purchase. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 2%, men's by 9%, athletic by 4% and accessories by 8%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 31.3% in the second quarter of fiscal 2012 from 32.7% in the second quarter of fiscal 2011. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	July 28, 2012	July 30, 2011
DSW segment	32.1%	33.6%
Leased business division segment	18.1%	20.0%
DSW Inc.	31.3%	32.7%

DSW segment merchandise margin, defined as gross profit excluding occupancy and warehousing expenses, a non-GAAP measure, decreased as a percentage of net sales to 44.8% for the second quarter of fiscal 2012 from 46.0% for the second quarter of fiscal 2011 as a result of increased markdowns. Our markdowns increased as we normalized our clearance mix to historical levels by taking additional clearance actions in the second quarter partially offset by favorable shrink results. Store occupancy expense for the DSW segment remained relatively flat as a percentage of net sales at 10.8% for the second quarter of fiscal 2012 compared to 10.7% for the second quarter of fiscal 2011. Warehousing expense increased to 1.9% for the second quarter of fiscal 2012 from 1.7% for the second quarter of fiscal 2011 primarily due to the expansion of dsw.com.

Gross profit for the leased business division decreased 190 basis points as a percentage of net sales for the second quarter of fiscal 2012 primarily related to an increase in markdowns.

Operating Expenses. Operating expenses as a percentage of net sales were 21.9% and 22.4% for the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively. Excluding the impact of DSW and RVI merger-related transaction costs and other RVI-related expenses of $6.1 million in the second quarter of fiscal 2011, operating expenses as a percentage of net sales were 21.1% in the second quarter of fiscal 2011. This 80 basis point increase as a percentage of net sales over the comparable period for the prior year was primarily due to new store expenses and a planned shift in marketing expenses from the fall to the spring season. For the second quarter of fiscal 2012, operating income related to RVI was $0.1 million.

Change in Fair Value of Derivative Instruments. During the second quarter of fiscal 2012 and the second quarter of fiscal 2011, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $0.8 million and $4.3 million, respectively, related to the change in the fair value of warrants. During the second quarter of fiscal 2011, the Company recorded a non-cash charge of $18.6 million related to the change in the fair value of the conversion feature of the PIES, which settled in the third quarter of fiscal 2011. The change in the fair value of the derivatives was primarily due to the increase in stock price.

Interest Income (Expense), Net. As a result of the elimination of PIES interest expense due to the settlement of the PIES in the third quarter of fiscal 2011, we now have interest income, net for the second quarter of fiscal 2012 rather than interest expense, net for the second quarter of fiscal 2011.

Income Taxes. Our effective tax rate for the second quarter of fiscal 2012 was 38.7%, compared to (591.7)% for the second quarter of fiscal 2011. The effective tax rate of 38.7% for the second quarter of fiscal 2012 reflects the impact of state and local taxes and the change in fair value of the warrants, which are included for book income but not in tax income. The effective tax rate of (591.7)% for the second quarter of fiscal 2011 was favorably impacted by the release of the valuation allowance and other merger related tax items.

Income from Discontinued Operations, Net of Tax. During the second quarter of fiscal 2012, there was no income from discontinued operations. During the second quarter of fiscal 2011, income from discontinued operations, net of tax, was due to a revaluation of a guarantee due to changes in facts and circumstances related to the guarantee.

Noncontrolling Interests. As of the effective time of the Merger, there were no noncontrolling interests and thus no net income attributable to the noncontrolling interests in the second quarter of fiscal 2012. For the second quarter of fiscal 2011, net income attributable to the noncontrolling interests was $6.0 million.

SIX MONTHS ENDED JULY 28, 2012 COMPARED TO SIX MONTHS ENDED JULY 30, 2011

Net Sales. Net sales for the six months ended July 28, 2012 increased 9.3% from the six months ended July 30, 2011. The following table summarizes the increase in our net sales:

Six months ended July 28, 2012
(in millions)
Net sales for the six months ended July 30, 2011	$979.9
Increase in comparable sales	56.8
Net increase from non-comparable and closed store sales	34.1
Net sales for the six months ended July 28, 2012	$1,070.8

The following table summarizes our net sales by reportable segment and in total:

	Six months ended
	July 28, 2012	July 30, 2011
	(in millions)
DSW segment	$1,003.4	$904.5
Leased business division segment	67.4	75.4
Total DSW Inc.	$1,070.8	$979.9

The following table summarizes our comparable sales change by reportable segment and in total:

	Six months ended
	July 28, 2012	July 30, 2011
DSW segment	6.2%	11.9%
Leased business division segment	2.9%	6.7%
DSW Inc.	6.0%	11.5%

The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 5%, men's by 8%, athletic by 5% and accessories by 8%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 33.0% in the six months ended July 28, 2012 from 33.4% in the six months ended July 30, 2011. By reportable segment and in total, gross profit as a percentage of net sales was:

	Six months ended
	July 28, 2012	July 30, 2011
DSW segment	33.7%	34.4%
Leased business division segment	21.3%	21.7%
DSW Inc.	33.0%	33.4%

DSW segment merchandise margin, defined as gross profit excluding occupancy and warehousing expenses, a non-GAAP measure, decreased as a percentage of net sales to 45.9% for the six months ended July 28, 2012 from 46.6% for the six months ended July 30, 2011. Our markdowns increased as we normalized our clearance mix to historical levels by taking additional clearance actions in the second quarter partially offset by favorable shrink results. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 10.3% for the six months ended July 28, 2012 from 10.5% for the six months ended July 30, 2011 primarily as a result of the comparable sales increase. Warehousing expense increased to 1.9% for the six months ended July 28, 2012 from 1.7% for the six months ended July 30, 2011 primarily due to incremental labor to support business growth initiatives surrounding the reconfiguration of the Columbus distribution center and the expansion of the fulfillment center to support dsw.com growth.

Gross profit for the leased business division decreased 40 basis points as a percentage of net sales for the six months ended July 28, 2012 primarily due to an increase in markdowns.

Operating Expenses. Operating expenses as a percentage of net sales were 21.9% and 22.4% for the six months ended July 28, 2012 and the six months ended July 30, 2011, respectively. Excluding the impact of DSW and RVI merger-related transaction costs and other RVI-related expenses of $11.3 million in the six months ended July 30, 2011, operating expenses as a percentage of net sales were 21.2% for the six months ended July 30, 2011. This 70 basis point increase as a percentage of net sales over the comparable period for the prior year was primarily due to new store expenses as well as a planned shift in marketing expenses from the fall to the spring season. For the six months ended July 28, 2012, expenses related to RVI were $0.3 million.

Change in Fair Value of Derivative Instruments. During the six months ended July 28, 2012 and the six months ended July 30, 2011, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $6.1 million and $15.1 million, respectively, related to the change in the fair value of warrants. During the six months ended July 30, 2011, the Company recorded a non-cash charge of $62.7 million related to the change in the fair value of the conversion feature of the PIES, which settled in the third quarter of fiscal 2011. The change in the fair value of the derivatives was primarily due to the increase in stock price.

Interest Income (Expense), Net. As a result of the elimination of PIES interest expense due to the settlement of the PIES in the third quarter of fiscal 2011, we now have interest income, net for the six months ended July 28, 2012 rather than interest expense, net for the six months ended July 30, 2011.

Income Taxes. Our effective tax rate for the six months ended July 28, 2012 was 40.2%, compared to (441.7)% for the six months ended July 30, 2011. The effective tax rate of 40.2% for the six months ended July 28, 2012 reflects the impact of state and local taxes and the change in fair value of the warrants, which are included for book income but not in tax income. The effective tax rate of (441.7)% for the six months ended July 30, 2011 was favorably impacted by the release of the valuation allowance and other merger related tax items.

Income from Discontinued Operations, Net of Tax. During the six months ended July 28, 2012, income from discontinued operations, net of tax, was due to reduction in expected payments under our lease guarantees for Filene's Basement. During the six months ended July 30, 2011, income from discontinued operations, net of tax, was due to a revaluation of a guarantee due to changes in facts and circumstances related to the guarantee.

Noncontrolling Interests. As of the effective time of the Merger, there were no noncontrolling interests and thus no net income attributable to the noncontrolling interests in the six months ended July 28, 2012. For the six months ended July 30, 2011, net income attributable to the noncontrolling interests was $20.7 million.
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

Seasonality

Our business is subject to seasonal merchandise trends when our customers’ interest in new seasonal styles increases. New spring styles are introduced in the first quarter, and new fall styles are introduced in the third quarter. Unlike many other retailers, we do not experience a significant increase in net sales during our fourth quarter associated with the winter holiday season.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital increased to $653.1 million as of July 28, 2012 from $560.5 million as of January 28, 2012, primarily due to an increase in inventory to support new stores and planned sales increases, a decrease in warrant liability due to exercises and the payment of fiscal 2011 incentive compensation. As of July 28, 2012 and January 28, 2012, the current ratio was 3.5 and 2.8, respectively.

Operating Cash Flows. For the six months ended July 28, 2012, our net cash provided by operations was $101.5 million compared to $65.5 million for the six months ended July 30, 2011 driven primarily by DSW's utilization of RVI’s federal net operating losses and tax credits to offset its taxable income, which generated significant cash tax savings, and we believe should continue to generate cash tax savings in the remainder of fiscal 2012 and fiscal 2013.

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

Investing Cash Flows. For the six months ended July 28, 2012, our net cash used in investing activities was $123.4 million compared to $113.3 million for the six months ended July 30, 2011. During the six months ended July 28, 2012, we incurred $45.7 million in capital expenditures, of which $30.0 million related to stores and $15.7 million related to information technology, the reconfiguration of the Columbus distribution center, the expansion of the dsw.com fulfillment center and business infrastructure. During the six months ended July 28, 2012, we had net purchases of short-term and long-term investments of $76.3 million compared to net purchases of short-term and long-term investments of $79.1 million during the six months ended July 30, 2011.

We expect to spend approximately $115 million for capital expenditures in fiscal 2012. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open approximately 35 to 40 stores in fiscal 2012. In addition to our investments in new stores and remodeling stores, we will invest in the reconfiguration of the Columbus distribution center and the expansion of the dsw.com fulfillment center to support business growth. During fiscal 2011, the average investment required to open a typical new DSW store was approximately $2.1 million, excluding any construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.7 million, fixtures and leasehold improvements typically accounted for $1.1 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Cash Flows. For the six months ended July 28, 2012, our net cash provided by financing activities was $3.9 million compared to net cash used by financing activities of $1.7 million for the six months ended July 30, 2011. The change in cash provided by financing activities was primarily related to increased proceeds from the exercise of stock options and the increase in the cash provided by the exercise of warrants partially offset by the payment of dividends for the six months ended July 28, 2012. Net cash used by financing activities for the six months ended July 30, 2011 were primarily related to the Merger with RVI, and those activities did not recur in fiscal 2012.

On June 18, 2012, DSW announced that its Board of Directors has authorized the Company to repurchase up to $100 million of Company common shares over the next twelve months. The repurchase program will be funded using the Company's available cash. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. As of July 28, 2012, DSW has not made any repurchases under this program.

Our Credit Facility and other liquidity considerations are described more fully below:

$100 Million Credit Facility ("Credit Facility"). On June 30, 2010, we entered into a $100 million secured revolving credit facility with a term of four years that will expire on June 30, 2014. Our Credit Facility allows the payment of dividends and redemption of our stock by us or our subsidiaries provided that we meet the minimum cash and short-term investments requirement of $125 million as defined in the Credit Facility. Additional covenants limit our payments for capital expenditures to $125 million in any fiscal year, and if we have direct borrowings greater than $25 million, our Credit Facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. We paid $47.0 million for capital expenditures for the six months ended July 28, 2012. As of July 28, 2012, we were not required to calculate the fixed charge coverage ratio as we did not have direct borrowings greater than $25 million. We had availability under the Credit Facility of $69.9 million and outstanding letters of credit of $30.1 million as of July 28, 2012.

Other Liquidity Considerations

Warrants. On May 31, 2012, DSW issued 341,222 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrants. The common shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $3.5 million, and DSW paid accrued dividends of $0.7 million related to the Company's special dividend issued on September 30, 2011. In connection with this issuance, no underwriters were utilized and no commissions were paid.

On March 14, 2012, DSW issued 411,963 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrant. The common shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $4.3 million, and DSW paid accrued dividends of $0.8 million related to the Company's special dividend issued on September 30, 2011. In connection with this issuance, no underwriters were utilized and no commissions were paid.

On April 28, 2011, RVI issued 221,037 common shares (which represent 96,151 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger), without par value, to Millennium Partners, L.P. (“Millennium”) in connection with Millennium’s exercise of its outstanding warrant that was originally issued by RVI. The common shares were issued at an exercise price of $4.50 per share, for an aggregate cash purchase price of $1.0 million. In connection with this exercise, the Company reclassified $3.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2011, for a total of $4.6 million increase to paid in capital. In connection with this issuance, no underwriters were utilized, and no commissions were paid.

RVI credit facility. In connection with the completion of the Merger, DSW repaid RVI’s obligations during the second quarter of fiscal 2011 under the RVI credit facility with SEI, a Schottenstein Affiliate, of $11.0 million in principal and $0.1 million in interest.

Contractual Obligations

We had outstanding letters of credit that totaled approximately $30.1 million and $17.3 million, respectively, as of July 28, 2012 and January 28, 2012 under our Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of July 28, 2012, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $7.5 million as of July 28, 2012. In addition, we have signed lease agreements for 32 new store locations expected to be opened over the next eighteen months, with total annual rent of approximately $12.3 million. In connection with the new lease agreements, we will receive a total of $17.6 million of construction and tenant allowance reimbursements for expenditures at these locations.

We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of July 28, 2012 or January 28, 2012.

Off-Balance Sheet Arrangements

As of July 28, 2012, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

Proposed Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards implemented.

Critical Accounting Policies

As discussed in Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

$100 Million Credit Facility- As of July 28, 2012, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings.

Guarantee of Union Square lease- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and in February 2012, the landlord at the Union Square location brought a lawsuit against Merger Sub in the Supreme Court of the State of New York seeking payment under the guarantee. A third party has entered into a lease for this location, but the landlord has asserted that DSW is responsible for rent and certain costs while the space is unoccupied. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. We will continue to monitor our potential liability regarding this lease obligation.

Guarantee of Bergen, NJ lease- RVI guaranteed Filene’s Basement’s obligations for the Bergen location when RVI owned Filene’s Basement. In July 2012, the landlord at the Bergen, NJ location brought a lawsuit against Merger Sub in the Supreme Court of the State of New Jersey seeking payment under the guarantee. A third party is operating in a portion of the space leased by Filene’s Basement, but the landlord has asserted that DSW is responsible for rent and certain costs. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. We will continue to monitor our potential liability regarding this lease obligation.

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

Merger Sub assumed the obligations of RVI under these guarantees. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. RVI guaranteed the obligations of Filene’s Basement in connection with three leases for retail store locations. Merger Sub may be responsible for any obligations of RVI under these guarantees. These leases expire in January 2017, September 2017 and October 2024. DSW assumed one of these leases. We have recorded a liability of $6.9 million associated with the remaining lease guarantees.

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

In July 2012, the landlord at the Bergen, NJ location brought a lawsuit against Merger Sub in the Supreme Court of the State of New Jersey seeking payment under the guarantee. A third party is operating in a portion of the space leased by Filene’s Basement, but the landlord has asserted that DSW is responsible for rent and certain costs. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. We will continue to monitor our potential liability regarding these lease obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. See Note 7 regarding the exercise of warrants by the Schottenstein Affiliates.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers.

DSW made no purchases of its Common Shares during the three months ended July 28, 2012, excluding shares withheld to satisfy tax withholdings for stock option exercises, net settlement of stock options and the vesting of restricted stock units. These shares withheld are summarized in the table below (shares in thousands):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
	(in thousands)		(in millions)
April 29, 2012 to May 26, 2012	140	$60.14
May 27, 2012 to June 30, 2012	6	$57.65	—	$100.0
July 1, 2012 to July 28, 2012	—	—	—	100.0
	146		—	$100.0

$100 Million Share Repurchase Program- On June 18, 2012, DSW announced that its Board of Directors has authorized the Company to repurchase up to $100 million of Company common shares over the next twelve months. The repurchase program will be funded using the Company's available cash. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. As of July 28, 2012, DSW has not made any repurchases under this program.

Dividends- The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payment of dividends by us or our subsidiaries provided that we meet the minimum cash and short-term investments requirement of $125 million, as defined in our Credit Facility.

Item 3.    Defaults Upon Senior Securities. None.
Item 4.    Mine Safety Disclosure. Not Applicable.
Item 5.    Other Information. None.
Item 6.    Exhibits. See Index to Exhibits on page 34.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DSW INC.
(Registrant)

Date: August 31, 2012	By:	/s/ Douglas J. Probst
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