Form 10-Q
period 2012-10-27
DSW Inc.
filed 2012-11-30
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012

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

The number of outstanding Class A Common Shares, without par value, as of November 27, 2012 was 35,083,912 and Class B Common Shares, without par value, as of November 27, 2012 was 9,653,102.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 27, 2012	January 28, 2012
ASSETS
Cash and equivalents	$134,322	$79,003
Short-term investments	203,320	296,697
Accounts receivable, net	26,245	16,900
Accounts receivable from related parties	—	96
Inventories	422,467	334,390
Prepaid expenses and other current assets	22,891	24,448
Deferred income taxes	90,100	116,473
Total current assets	899,345	868,007

Property and equipment, net	276,496	235,726
Long-term investments	92,674	53,858
Goodwill	25,899	25,899
Deferred income taxes	—	15,653
Other assets	8,144	8,757
Total assets	$1,302,558	$1,207,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$167,858	$148,944
Accounts payable to related parties	1,098	2,304
Accrued expenses	130,256	126,998
Warrant liability	—	29,303
Total current liabilities	299,212	307,549

Other non-current liabilities	123,159	113,764
Deferred income taxes	21,708	—

Commitments and contingencies	—	—

Shareholders’ equity:
Class A Common Shares, no par value; 170,000,000 authorized; 35,043,163 and 32,121,760 issued and outstanding, respectively	680,266	624,948
Class B Common Shares, no par value; 100,000,000 authorized; 9,653,102 and 11,169,972 issued and outstanding, respectively	180,144	171,864
Preferred Shares, no par value; 100,000,000 authorized; no shares issued or outstanding	—	—
Retained earnings (Accumulated deficit)	5,980	(1,739)
Accumulated other comprehensive loss	(7,911)	(8,486)
Total shareholders’ equity	858,479	786,587
Total liabilities and shareholders’ equity	$1,302,558	$1,207,900

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$592,734	$530,747	$1,663,524	$1,510,645
Cost of sales	(392,563)	(350,465)	(1,110,518)	(1,002,661)
Operating expenses	(121,734)	(120,310)	(355,775)	(339,557)
Change in fair value of derivative instruments	—	20,924	(6,121)	(56,895)
Operating profit	78,437	80,896	191,110	111,532
Interest expense	(205)	(1,743)	(651)	(11,171)
Interest income	2,780	592	4,189	1,957
Interest income (expense), net	2,575	(1,151)	3,538	(9,214)
Income from continuing operations before income taxes	81,012	79,745	194,648	102,318
Income tax (provision) benefit	(30,897)	(26,076)	(76,608)	73,625
Income from continuing operations	50,115	53,669	118,040	175,943
Income from discontinued operations, net of tax - Value City	—	5	—	173
Income from discontinued operations, net of tax - Filene’s Basement	—	—	1,253	—
Income from discontinued operations, net of tax	—	5	1,253	173
Net income	50,115	53,674	119,293	176,116
Less: net income attributable to the noncontrolling interests	—	—	—	(20,695)
Net income, net of noncontrolling interests	$50,115	$53,674	$119,293	$155,421

Basic and diluted earnings per share:
Basic earnings per share from continuing operations, net of noncontrolling interests	$1.12	$1.30	$2.67	$4.77
Diluted earnings per share from continuing operations, net of noncontrolling interests	$1.10	$0.75	$2.61	$4.29
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.03	$0.01
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.03	$0.00
Basic earnings per share, net of noncontrolling interests	$1.12	$1.30	$2.69	$4.78
Diluted earnings per share, net of noncontrolling interests	$1.10	$0.75	$2.64	$4.30

Shares used in per share calculations:
Basic	44,664	41,214	44,266	32,545
Diluted	45,523	44,739	45,173	34,781

Other Comprehensive Income:
Change in minimum pension liability, net of tax benefit of $284 and $210, respectively	$451	$—	$575	$—
Comprehensive income	$50,566	$53,674	$119,868	$155,421

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Treasury Shares	Retained Earnings (Accum-ulated Deficit)	Accum-ulated Other Compre-hensive Loss	Noncon-trolling Interests	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Class A Common Shares	Class B Common Shares
Balance, January 29, 2011	21,873		3	$330,022		$(59)	$(78,940)	$(5,842)	$243,688	$488,869

Income from continuing operations, net of tax							155,248		20,695	175,943
Income from discontinued operations, net of tax							173			173
Pre-merger share and shareholders’ equity activity:
Capital transactions of subsidiary							2,778		6,467	9,245
Net settlement of restricted shares	(10)			(345)						(345)
RVI stock-based compensation expense, before related tax effects				157						157
Exercise of stock options, net of settlement of taxes	108			1,051						1,051
Exercise of warrant	96			4,579						4,579
Merger-related share and shareholders’ equity activity:
Purchase of noncontrolling interest	17,121			270,850					(270,850)	—
Exchange of Class A Common Shares for Class B Common Shares	(11,507)	11,507		(177,059)	177,059					—
Retirement of treasury shares			(3)	(59)		59				—
Fractional shares settled in cash	(1)			(28)						(28)
Cash settlement of RVI options and SARs				(7,000)						(7,000)
Stock-based compensation expense related to cash settled RVI options and SARs				255						255
RVI stock-based compensation expense, before related tax effects				339						339
Post-merger share and shareholders’ equity activity:
DSW stock-based compensation expense, before related tax effects				2,595						2,595
Exercise of DSW stock options, net of settlement of taxes	168			2,974						2,974
Stock units granted	8			29						29
Vesting of restricted stock units, net of settlement of taxes	1			(30)						(30)
Excess tax benefits related to stock exercises				4,469						4,469
Exchange of Class B Common Shares for Class A Common Shares	337	(337)		5,195	(5,195)					—
Settlement of PIES with Class A Common Shares	3,827			181,776						181,776
Dividends paid and accrued ($2.15 per share)							(93,906)			(93,906)

Balance, October 29, 2011	32,021	11,170	—	$619,770	$171,864	$—	$(14,647)	$(5,842)	$—	$771,145

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares				Retained Earnings (Accum-ulated Deficit)	Accum-ulated Other Compre-hensive Loss	Total
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Balance, January 28, 2012	32,122	11,170	$624,948	$171,864	$(1,739)	$(8,486)	$786,587

Income from continuing operations, net of tax					118,040		118,040
Income from discontinued operations, net of tax					1,253		1,253
Stock-based compensation expense, before related tax effects			5,360				5,360
Stock units granted	26		1,076				1,076
Exercise of stock options, net of settlement of taxes	559		7,354				7,354
Vesting of restricted stock units, net of settlement of taxes	66		(1,858)				(1,858)
Excess tax benefits related to stock exercises			8,450				8,450
Exchange of Class B Common Shares for Class A Common Shares	2,270	(2,270)	34,936	(34,936)			—
Exercise of warrants		753		43,216			43,216
Payment of dividends ($2.51 per share)					(111,574)		(111,574)
Change in minimum pension liability, net of tax benefit of $210						575	575

Balance, October 27, 2012	35,043	9,653	$680,266	$180,144	$5,980	$(7,911)	$858,479

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net income	$119,293	$176,116
Less: income from discontinued operations, net of tax	(1,253)	(173)
Income from continuing operations, net of tax	$118,040	$175,943

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Amortization of debt issuance costs and discount on debt	151	6,031
Depreciation and amortization	42,076	38,218
Capital transactions of subsidiary	—	2,778
DSW and RVI stock-based compensation expense	5,360	3,346
Deferred income taxes	70,213	(118,142)
Change in fair value of derivative instruments	6,121	56,895
Loss on disposal of long-lived assets	1,400	936
Impairment of long-lived assets	—	1,626
Impairment of lease	—	3,394
Excess tax benefits related to stock option exercises	(8,450)	(4,469)
Other	20,589	10,671

Change in working capital, assets and liabilities:
Accounts receivable, net	(9,249)	(760)
Inventories	(88,077)	(68,932)
Prepaid expenses and other current assets	1,557	9,830
Accounts payable	19,058	4,625
Accrued expenses	(1,575)	8,952
Net cash provided by operating activities from continuing operations	$177,214	$130,942

Cash flows from investing activities:
Cash paid for property and equipment	(80,203)	(55,356)
Purchases of available-for-sale investments	(38,130)	(114,900)
Purchases of held-to-maturity investments	(195,468)	(149,314)
Maturities and sales of available-for-sale investments	157,527	144,174
Maturities of held-to-maturity investments	125,721	139,663
Activity related to long-term investment - related party	—	(95)
Net cash used in investing activities from continuing operations	$(30,553)	$(35,828)

Cash flows from financing activities:
Loan proceeds from related party loan	—	11,000
Payment of related party loan	—	(11,000)
Proceeds from exercise of stock options	11,244	4,025
Shares withheld to satisfy income tax withholdings for restricted stock unit vesting and option exercises	(5,748)	—
Cash settlement of RVI options and SARs	—	(7,000)
Debt issuance costs	—	(2,625)
Cash paid for fractional shares	—	(28)
Dividends paid	(113,080)	(92,401)

	Nine months ended
	October 27, 2012	October 29, 2011
Proceeds from the exercise of warrants	7,792	995
Excess tax benefits related to stock exercises	8,450	4,469
Net cash used in financing activities from continuing operations	$(91,342)	$(92,565)

Net increase in cash and equivalents from continuing operations	55,319	2,549
Cash and equivalents, beginning of period	79,003	99,126
Cash and equivalents, end of period	$134,322	$101,675

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$7,291
Cash paid during the period for income taxes	$4,871	$24,552
Proceeds from construction and tenant allowances	$10,115	$7,079

Non-cash investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$13,047	$7,408
Amortization of investment discounts and premiums	$4,913	$4,249
Additional paid in capital transferred from warrant liability due to warrant exercises	$35,424	$3,584
Settlement of PIES with Class A Common Shares	$—	$181,776

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Business Operations- DSW and its wholly owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”.

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment (previously known as the leased business division segment). DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women and men. As of October 27, 2012, DSW operated a total of 363 stores located in 41 states, the District of Columbia and Puerto Rico, and dsw.com. During the nine months ended October 27, 2012, DSW opened 38 new DSW stores and closed 1 DSW store.

DSW also operates leased departments for three retailers in its Affiliated Business Group segment. As of October 27, 2012, DSW supplied merchandise to 261 Stein Mart stores, 83 Gordmans stores and one Frugal Fannie’s store. During the nine months ended October 27, 2012, DSW added 18 new leased departments and ceased operations in 9 leased departments. DSW owns the merchandise and the fixtures, records sales of merchandise, net of returns through period end and excluding sales tax, and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent, which is included in cost of sales as occupancy expense.

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

•
Segment presentation- DSW maintained its historical segment presentation, which is consistent with how the chief operating decision maker, as defined in Accounting Standard Codification ("ASC") 280, Segment Reporting, reviews the business. DSW sells products through three channels: DSW stores, dsw.com and the Affiliated Business Group. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. In order to reconcile to the condensed consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments. The pre-merger or prior period condensed consolidated financial statements and notes were recast to reflect the two reportable segments and Other.

•
Cost of sales- DSW conformed RVI's accounting policies and recast RVI's pre-merger or prior period financial statements and notes for distribution and fulfillment expenses and store occupancy costs historically reported by RVI within operating expenses to be consistent with DSW's historical classification of these costs within cost of sales.

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

Filene’s Basement- On April 21, 2009, RVI disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. As of October 27, 2012, the Company had a liability of $6.7 million for guaranteed lease obligations related to leases assumed by Syms and a liability of less than $0.1 million related to leases not assumed by Syms. See Note 16 for additional disclosure regarding the guaranteed lease obligations.

3.     SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of October 27, 2012 and January 28, 2012, the Company’s allowances for doubtful accounts were $0.3 million and $0.6 million, respectively.

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

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail inventory method, can significantly impact the ending inventory valuation at cost and the resulting gross profit. DSW records a reduction to inventories and a charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported DSW’s shrinkage estimates.

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

Cost of Sales- In addition to the cost of merchandise, which includes markdowns and shrinkage, DSW includes in cost of sales expenses associated with distribution and fulfillment (including depreciation) and store occupancy (excluding depreciation and including store impairments). Distribution and fulfillment expenses are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs include rent, depreciation, insurance, utilities, maintenance and other operating costs. Distribution and fulfillment expenses also include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to DSW’s stores and from the fulfillment center to the customer. Store occupancy expenses include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to DSW by its landlords.

Operating Expenses- Operating expenses include expenses related to store management and store payroll costs, advertising, Affiliated Business Group operations, store depreciation and amortization, new store advertising and other new store costs (which are expensed as incurred) and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation expense for corporate cost centers, marketing, legal, finance, outside

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

professional services, customer service center expenses, payroll and benefits for associates and payroll taxes.

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

Recent Accounting Pronouncements

Fair Value- In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update in the first quarter of fiscal 2012 did not materially affect the Company's consolidated financial statements.

Comprehensive Income- In June 2011, the FASB issued an update to existing guidance related to the presentation of comprehensive income. The main provisions of this update provide that an entity that reports other comprehensive income has the option to present comprehensive income in either one continuous or two consecutive financial statements. The first option is a single statement that must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income. The second option is a two statement approach, in which an entity must present the components of net income and total net income in the first statement and that statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This update was effective for interim and annual periods beginning after December 15, 2011. In November 2011, the FASB issued a proposed update to indefinitely defer the requirement to present reclassification adjustments in the statement of operations. The Company elected to present a single statement of operations and comprehensive income for quarterly reporting beginning in the first quarter of fiscal 2012.

Goodwill- In September 2011, the FASB issued an update to existing guidance related to goodwill impairment testing. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. This update was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update in the first quarter of fiscal 2012 did not affect the Company's consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of October 27, 2012, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW board of directors, and members of his family, owned approximately 23% of DSW’s outstanding Common Shares representing approximately 69% of the combined voting power of DSW’s outstanding Common Shares. As of October 27, 2012, the Schottenstein Affiliates beneficially owned 0.7 million Class A Common Shares and 9.6 million Class B Common Shares.

DSW leases certain store locations owned by Schottenstein Affiliates as well as purchasing services and products from Schottenstein Affiliates. Accounts receivable from and payables to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. As of January 28, 2012, the balance of related party receivables was $0.1 million. As of October 27, 2012 and January 28, 2012, the balance of related party payables was $1.1 million and $2.3 million, respectively.

See Note 17 regarding DSW's purchase of its corporate office headquarters, distribution center and trailer parking lot from certain Schottenstein Affiliates.

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

Stock Options- In connection with the special dividend of $2.00 paid on October 26, 2012, DSW adjusted its outstanding stock options under the anti-dilution provision by decreasing the grant price and increasing the number of shares to make the optionee whole as required under the DSW Plan. The following table summarizes DSW’s stock option activity:

Nine months ended
October 27, 2012
(in thousands)
Outstanding, beginning of period	2,508
Granted	337
Increase in options from dividend adjustment	64
Exercised	(685)
Forfeited	(41)
Outstanding, end of period	2,183
Exercisable, end of period	934

DSW expensed $4.2 million and $3.9 million for the nine months ended October 27, 2012 and October 29, 2011, respectively, related to stock options. The weighted-average grant date fair value of each option granted in the nine months ended October 27, 2012 and October 29, 2011 was $25.17 and $20.44 per share, respectively. As of October 27, 2012, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $14.6 million with a weighted average expense recognition period remaining of 2.1 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for DSW options granted in each of the periods presented:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nine months ended
Assumptions:	October 27, 2012	October 29, 2011
Risk-free interest rate	1.2%	2.4%
Expected volatility of DSW common stock	56.2%	55.1%
Expected option term	5.5 years	5.9 years
Expected dividend yield	1.2%	0.0%

Restricted Stock Units ("RSU")- In connection with the special dividend of $2.00 paid on October 26, 2012, DSW issued forfeitable dividend equivalent units as required under the anti-dilution provision of the DSW Plan to make the grantee whole. The following table summarizes DSW’s restricted stock unit activity:

Nine months ended
October 27, 2012
(in thousands)
Outstanding, beginning of period	273
Granted	56
Vested	(96)
Forfeited	(5)
Outstanding, end of period	228

DSW expensed $1.2 million and $0.9 million for the nine months ended October 27, 2012 and October 29, 2011, respectively, related to restricted stock units. As of October 27, 2012, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $4.3 million with a weighted average expense recognition period remaining of 2.7 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. During the nine months ended October 27, 2012 and October 29, 2011, DSW expensed $1.1 million and $0.9 million, respectively, for these grants. For new grants beginning in fiscal 2012, directors were given the option to exercise their units at a specified point in the future or upon completion of service. The following table summarizes DSW’s director stock unit activity:

Nine months ended
October 27, 2012
(in thousands)
Outstanding, beginning of period	192
Granted	26
Exercised	(33)
Outstanding, end of period	185

Retail Ventures Stock Compensation Plan

Prior to the Merger, the RVI Plan provided for the issuance of stock options to purchase up to 13.0 million RVI common shares (which represented 5.7 million DSW Common Shares factoring in the exchange ratio of 0.435 pursuant to the Merger) or the issuance of restricted stock to management, key employees of RVI and affiliates, consultants (as defined in the RVI Plan), and directors of RVI.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

held.

Stock Options and SARs- Excluding any expense related to the Merger, RVI expensed $0.1 million for the nine months ended October 29, 2011 related to stock options. RVI expensed less than $0.1 million during the nine months ended October 29, 2011 related to SARs.

Restricted Shares- RVI expensed $0.1 million for the nine months ended October 29, 2011 related to restricted shares. All restricted shares were settled in the first quarter of fiscal 2011.

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

	Short-term investments		Long-term investments
	October 27, 2012	January 28, 2012	October 27, 2012	January 28, 2012
Available-for-sale:	(in thousands)
Bonds	$21,925	$134,322	—	—
Commercial paper	2,000	5,485	—	—
Total available-for-sale investments	23,925	139,807	—	—

Held-to-maturity:
Term notes and bonds	179,395	156,890	$91,523	$52,707

Investment – related party	—	—	1,151	1,151
Total investments	$203,320	$296,697	$92,674	$53,858

As of October 27, 2012 and January 28, 2012, short-term investments had gross holding gains of $0.3 million and $0.1 million, respectively, and as of both October 27, 2012 and January 28, 2012, gross holding losses of $0.1 million. As of October 27, 2012 and January 28, 2012, long-term investments had gross holding gains of $0.3 million and less than $0.1 million, respectively, and as of both October 27, 2012 and January 28, 2012, gross holding losses of $0.2 million.

7.     DEBT OBLIGATIONS AND WARRANT LIABILITIES

DSW $100 Million Secured Credit Facility ("the Credit Facility")- On June 30, 2010, DSW entered into a $100 million secured revolving credit facility with a term of four years that will expire on June 30, 2014. The Credit Facility allows the payment of dividends or redemption of stock provided that DSW meets the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. Additional covenants limit payments for capital expenditures to $125 million in any fiscal year, and if DSW has direct borrowings greater than $25 million, the Credit Facility also requires that DSW maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $80.2 million for capital expenditures for the nine months ended October 27, 2012. DSW was not required to calculate a fixed charge coverage ratio for the nine months ended October 27, 2012.

As of October 27, 2012 and January 28, 2012, DSW had no outstanding borrowings under the Credit Facility, had availability under the facility of $90.9 million and $82.7 million, respectively, and had outstanding letters of credit of $9.1 million and $17.3 million, respectively.

Derivative Instruments- As of the effective time of the Merger, a subsidiary of DSW assumed RVI’s obligations under the Premium Income Exchangeable Securities (“PIES”) and warrants. The PIES were settled on September 15, 2011. In accordance with ASC 815, Derivatives and Hedging, DSW, and prior to the Merger, RVI, recognized all derivatives on the balance sheet at fair value based on the Black-Scholes pricing model using current market information. For derivatives that are not designated as hedges under ASC 815, changes in the fair values were recognized in earnings in the period of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

change. There were no derivatives designated as hedges outstanding as of October 27, 2012 or January 28, 2012. DSW does not hold or issue derivative financial instruments for trading purposes.

Warrants- The warrants originally issued by RVI on September 26, 2002 and updated on July 5, 2005 in connection with previously paid credit facilities qualified as derivatives under ASC 815. The fair values of the warrants were recorded on the balance sheet within current liabilities. As of January 28, 2012, DSW had outstanding warrants for 753,185 DSW Common Shares, which have all been exercised as of October 27, 2012.

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

The amount of interest expense recognized and the effective interest rate for the PIES were as follows for the period presented:

Nine months ended
October 29, 2011
(in thousands)
Contractual interest expense	$5,926
Amortization of debt discount	1,618
Total interest expense	$7,544
Effective interest rate	8.6%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The effect of derivative instruments on DSW’s, and prior to the Merger, RVI’s, condensed consolidated statements of operations was as follows for the periods presented:

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Warrants – related party	$—	$159	$6,121	$14,052
Warrants – non-related party	—	—	—	1,192
Conversion feature of short-term debt	—	(21,083)	—	41,651
(Income) expense related to the change in fair value of derivative instruments	$—	$(20,924)	$6,121	$56,895

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

•	Level 3 inputs are unobservable inputs.

Financial Assets and Liabilities- The following table presents financial assets and liabilities at fair value as of the periods presented:

	As of October 27, 2012				As of January 28, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:	(in thousands)
Cash and equivalents(a)	$134,322	$134,322	—	—	$79,003	$79,003	—	—
Short-term investments(b)	203,525	—	$203,525	—	296,697	—	$296,697	—
Long-term investments (b)(c)	92,803	—	91,652	$1,151	53,858	—	52,707	$1,151
	$430,650	$134,322	$295,177	$1,151	$429,558	$79,003	$349,404	$1,151

Liabilities:
Warrant liability(d)	$—	—	—	—	$29,303	—	$29,303	—
	$—	—	—	—	$29,303	—	$29,303	—

(a) Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that generally settle within three days. The carrying amount approximates fair value because of the relatively short average maturity of the instruments.
(b) Available-for-sale and held-to maturity investments are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets. Held-to-maturity investments are held at amortized cost.
(c) The long-term investment - related party is evaluated for other-than-temporary impairment on an annual basis or when a triggering event occurs using a discounted cash flow valuation model using level 3 inputs such as the financial condition of the entity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(d) The underlying assumptions for fair value measurement of the warrant liability is detailed in Note 7. Prior to exercise, the Company classified its warrant liability within level 2 as the valuation inputs are based on observable market data.

The following table presents the activity related to level 3 fair value measurements for the long-term investment-related party for the periods presented:

	Three months ended
	October 27, 2012	October 29, 2011
	(in thousands)
Carrying value at the beginning of the period	$1,151	$1,047
Carrying value at the end of the period	$1,151	$1,047

	Nine months ended
	October 27, 2012	October 29, 2011
	(in thousands)
Carrying value at the beginning of the period	$1,151	$952
Activity related to long-term investment - related party	—	95
Carrying value at the end of the period	$1,151	$1,047

Non-Financial Assets and Liabilities- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. There were no significant non-recurring fair value measurements recorded for the nine months ended October 27, 2012.

In the third quarter of fiscal 2011, DSW recognized an impairment loss of $1.6 million on assets used in a leased office facility assumed in the Merger. Based on the projected future cash flows under the lease, DSW determined that the carrying value exceeded the expected future cash flows from the asset group and recorded a full impairment after determining fair value.

The following table presents the activity related to the fair value of assets held and used that realized an impairment loss for the periods presented:

	As of October 29, 2011				Total Losses
	Level 1	Level 2	Level 3	Fair Value as of the Impairment Date	Three months ended October 29, 2011	Nine months ended October 29, 2011
	(in thousands)
Assets held and used			$—	$—	$1,626	$1,626

9.     EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. For periods prior to the Merger, share count was determined by adjusting all historical RVI shares by the exchange ratio of 0.435. Diluted earnings per share reflects the potential dilution of common shares adjusted, related to outstanding RVI stock options and SARs (prior to the Merger), outstanding DSW stock options and RSUs (after the Merger) and warrants calculated using the treasury stock method. As PIES were exchangeable for DSW Class A Common Shares, they were included as potentially dilutive instruments based on the DSW common share price, after the Merger and before the settlement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For all periods presented, where there was a loss in fair value of warrants (prior to and after the Merger) and PIES (after the Merger), the loss was included in the calculation of the net income and the corresponding shares were excluded from the diluted share count, if the effect was anti-dilutive.

The following is a reconciliation of the net income used in the calculation of diluted earnings per share computations for the periods presented for net income from continuing operations, net of noncontrolling interests:

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Net income from continuing operations, net of noncontrolling interests for basic earnings per share	$50,115	$53,669	$118,040	$155,248
Less: (gain) in fair value of PIES, net of tax effected interest expense, amortization of debt discount and amortization of deferred financing fees	—	(20,167)	—	(6,019)
Add: loss in fair value of warrants	—	159	—	—
Net income from continuing operations, net of noncontrolling interests for diluted earnings per share	$50,115	$33,661	$118,040	$149,229

The following is a reconciliation of the net income used in the calculation of diluted earnings per share computations for the periods presented for net income, net of noncontrolling interests:

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Net income, net of noncontrolling interests for basic earnings per share	$50,115	$53,674	$119,293	$155,421
Less: (gain) in fair value of PIES, net of tax effected interest expense, amortization of debt discount and amortization of deferred financing fees	—	(20,167)	—	(6,019)
Add: loss in fair value of warrants	—	159	—	—
Net income, net of noncontrolling interests for diluted earnings per share	$50,115	$33,666	$119,293	$149,402

The following is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Weighted average shares outstanding	44,664	41,214	44,266	32,545
Assumed exercise of dilutive DSW stock options	742	799	780	474
Assumed exercise of dilutive DSW RSUs	117	161	127	91
Assumed exercise of dilutive RVI stock options and SARs	—	—	—	87
Assumed exercise of dilutive PIES	—	1,977	—	1,584
Assumed exercise of dilutive warrants	—	588	—	—
Number of shares for computation of diluted earnings per share	45,523	44,739	45,173	34,781

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Options and RSUs- For the third quarter of fiscal 2012, the amount of securities outstanding as of October 27, 2012 and October 29, 2011 that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.3 million and 0.4 million, respectively. For the year-to-date period, the amount of securities outstanding as of October 27, 2012 and October 29, 2011 that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.3 million and 0.2 million, respectively.

Warrants- Warrants were anti-dilutive for certain periods presented and were not included in the calculation of diluted shares for those certain periods. For the nine months ended October 27, 2012 and October 29, 2011, the assumed exercise of warrants excluded was 0.2 million and 0.6 million, respectively. There were no warrants outstanding during the third quarter of fiscal 2012.

PIES- For the three and nine months ended October 29, 2011, the assumed exercise of 2.0 million and 1.6 million, respectively, common shares that would convert upon redemption of the PIES were included in the calculation of shares as they were dilutive. The total amount of common shares that would convert upon redemption of the PIES based on the average of DSW's share prices was 3.8 million, but the assumed conversion is prorated as the PIES were only included in the calculation of earnings per share after the Merger.

Shareholders' Equity- On June 18, 2012, DSW announced that its Board of Directors had authorized the Company to repurchase up to $100 million of Company common shares over the next twelve months. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. As of October 27, 2012, DSW has not made any repurchases under this program.

10.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.

For the three and nine months ended October 27, 2012, the effective tax rate of 38.1% and 39.4%, respectively, primarily reflects the impact of state and local taxes, and for the nine months ended October 27, 2012, the effective tax rate was also impacted by the change in fair value of warrants included in book income but not tax income.

For the three months ended October 29, 2011, the effective tax rate of 32.7% reflects the impact of the change in fair value of the warrants and PIES, which are included for book income, but not for tax income. For the nine months ended October 29, 2011, the effective tax rate of (72.0)% was favorably impacted by the release of the valuation allowance and other merger related tax items, which has been reflected as an income tax benefit in the Company’s condensed consolidated statements of operations. DSW was able to release the valuation allowance on RVI’s deferred tax assets as a result of the Company’s expected future taxable income. In addition, as a result of the Merger, the deferred tax liability related to RVI’s historical basis in DSW and the deferred tax asset related to the PIES were eliminated.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its consolidated statements of operations.

11.    PROPERTY AND EQUIPMENT

The balance sheet caption "Property and equipment, net" was comprised of the following for the periods presented:

	October 27, 2012	January 28, 2012
	(in thousands)
Property and equipment:
Furniture, fixtures and equipment	$333,816	$295,162
Leasehold improvements	253,361	215,519
Total property and equipment	587,177	510,681
Accumulated depreciation and amortization	(310,681)	(274,955)
Property and equipment, net	$276,496	$235,726

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following for the periods presented:

	October 27, 2012	January 28, 2012
	(in thousands)
Gift cards and merchandise credits	$24,738	$28,248
Compensation	18,746	33,427
Taxes	18,957	13,128
Customer loyalty program	17,440	14,577
Other	50,375	37,618
Total accrued expenses	$130,256	$126,998

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

13.     OTHER NON-CURRENT LIABILITIES

The balance sheet caption "Other non-current liabilities" was comprised of the following for the periods presented:

	October 27, 2012	January 28, 2012
	(in thousands)
Construction and tenant allowances	$74,479	$62,474
Deferred rent	39,480	35,673
Other	9,200	15,617
Total other non-current liabilities	$123,159	$113,764

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

14.    PENSION PLAN

Merger Sub is responsible for the Filene’s Basement defined benefit pension plan (the "plan") that RVI assumed as part of its sale of Filene's Basement in fiscal 2009. Benefits were frozen as of April 30, 2000. The Company’s funding policy is to contribute annually the amount required to meet ERISA ("Employee Retirement Income Security Act") funding standards and that is tax deductible under the Internal Revenue Code of 1986, as amended. The Company made contributions of $1.2 million to the plan during the nine months ended October 27, 2012. The Company uses a January 31 measurement date for the plan.

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
The components of net periodic benefit cost are comprised of the following for the periods presented:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Interest cost	$230	$251	$690	$752
Expected return on plan assets	(302)	(237)	(906)	(709)
Amortization of net loss	100	74	298	222
Loss recognized due to settlements	67		67
Net periodic benefit cost	$95	$88	$149	$265

15.    SEGMENT REPORTING

DSW maintained its historical segment presentation, but recast its segment presentation to include Other. In order to reconcile to the condensed consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments, primarily related to assets and liabilities of the former RVI operations.

The Company sells products through three channels: DSW stores, dsw.com and the Affiliated Business Group. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. DSW has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States. The goodwill balance of $25.9 million outstanding as of both October 27, 2012 and January 28, 2012 is recorded in the DSW segment related to the DSW stores.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	DSW segment	Affiliated Business Group segment	Other	Total
	(in thousands)
Three months ended October 27, 2012
Net sales	$559,312	$33,422	—	$592,734
Gross profit	193,363	6,808	—	200,171
Capital expenditures	37,700	162	—	37,862

Three months ended October 29, 2011
Net sales	$491,929	$38,818	—	$530,747
Gross profit	174,173	6,109	—	180,282
Capital expenditures	20,462	199	—	20,661

Nine months ended October 27, 2012
Net sales	$1,562,707	$100,817	—	$1,663,524
Gross profit	531,848	21,158	—	553,006
Capital expenditures	83,212	366	—	83,578

Nine months ended October 29, 2011
Net sales	$1,396,433	$114,212	—	$1,510,645
Gross profit	485,501	22,483	—	507,984
Capital expenditures	54,818	436	—	55,254

As of October 27, 2012
Total assets	$1,206,867	$95,684	$7	$1,302,558

As of January 28, 2012
Total assets	$1,118,217	$89,740	$(57)	$1,207,900

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

As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other information from a portion of DSW's customers. DSW incurred a loss of approximately $6.0 million relating to this incident. DSW filed a claim for coverage with its insurance carrier, which the insurance carrier denied. DSW brought suit in federal district court and won a ruling that coverage applied and was awarded $6.8 million in damages. The insurance company appealed that decision, and oral arguments on the appeal occurred in July 2012. On August 23, 2012, DSW received notification from the Sixth Circuit Court of Appeals that the damages award was affirmed, and in September 2012, DSW received $7.2 million from the insurance carrier, $1.9 million of which represented accrued interest on the award. As this was a gain contingency resulting from a litigation, DSW recognized the award at the time of receipt of cash from the insurance carrier. In the statement of operations, $5.3 million is classified as other operating income, which is included in operating expenses, and $1.9 million related to interest is classified as interest income.

Guarantees and Liabilities related to Discontinued Operations- As of the effective time of the Merger, a subsidiary of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Filene’s Basement- Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in 2009. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection and liquidated all of their stores in December 2011. DSW recorded a liability of $9.0 million related to lease guarantees for two locations in fiscal 2011 and in the first quarter of fiscal 2012, adjusted the liability to $7.0 million based on current information available to DSW, which resulted in an update of DSW's most likely estimated liability. DSW assumed the lease for the third location in fiscal 2011.These lease guarantees are described in more detail below.

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

Contractual Obligations- As of October 27, 2012, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were approximately $1.8 million as of October 27, 2012. In addition, DSW has signed lease agreements for 15 new store locations expected to be opened over the next twelve to eighteen months, with total annual rent of approximately $5.5 million. In connection with the new lease agreements, DSW will receive a total of $9.0 million of construction and tenant allowance reimbursements for expenditures at these locations.

In the third quarter of fiscal 2011, DSW recorded a liability of $5.5 million related to a lease assumed in the Merger. The non-cash impairment charge was included in operating expenses. DSW estimated its future liability under this lease based on its current lease and sublease payments and executory costs. DSW estimated inflationary increases in its executory costs and used its credit-adjusted risk free rate to present value its liability. The loss was partially offset by the elimination of the deferred rent liability of $2.1 million, as rent would no longer be recorded on a straight-line basis.

17.    SUBSEQUENT EVENTS

Corporate Headquarters and Distribution Center Acquisition- On October 31, 2012, DSW entered into an agreement of purchase and sale (the “Purchase Agreement”) with 4300 East Fifth Avenue LLC, an Ohio limited liability company, 4300 Venture 34910 LLC, a Delaware limited liability company, and 4300 Venture 6729 LLC, a Delaware limited liability company (each a “Seller” and collectively “Sellers”, which are all Schottenstein Affiliates), pursuant to which DSW acquired on November 1, 2012 all of the Sellers' ownership interest in 810 AC LLC, an Ohio limited liability company (the “Acquisition”). Prior to the closing of the Acquisition, Sellers transferred certain Properties (as defined in the Purchase Agreement) to 810 AC LLC, portions of which Properties were previously leased by DSW for its corporate office headquarters, its 700,000 square foot distribution center and a trailer parking lot. DSW expects certain portions of the Properties to continue to be leased by unrelated and related parties. As consideration for the Acquisition, DSW paid to Sellers $72 million in cash, subject to credits and adjustments as provided in the Purchase Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On November 1, 2012, in connection with the completion of the Acquisition, 4300 East Fifth Avenue LLC and DSW's wholly owned subsidiary, 810 AC LLC, entered into a cost sharing agreement (the “Cost Sharing Agreement”) pursuant to which 810 AC LLC will contribute $3 million to the cost of replacing the roof of a building on the Properties.

Also on November 1, 2012, 810 AC LLC and Schottenstein Property Group, LLC, an Ohio limited liability company (“SPG”) which is a Schottenstein Affiliate, entered into a management agreement (the “Management Agreement”) pursuant to which SPG will provide management, operation, repair, maintenance, replacement, and supervision services with respect to the properties that are the subject of the Management Agreement, collect rent from other tenants, and provide other landlord services with respect to such tenants. SPG had previously managed the Properties. As compensation, DSW will pay SPG 4% of rents, or approximately $0.2 million on an annual basis, collected from lessees of certain portions of the Properties, plus reimbursement for certain costs pursuant to the Management Agreement. The term of the Management Agreement is three years, with automatic one-year extensions after the initial term. The Management Agreement can be terminated by either party with 60 days notice.

Since each of the Sellers and SPG are Schottenstein Affiliates, the audit committee of DSW's board of directors has reviewed and approved the Purchase Agreement, the Acquisition, the Cost Sharing Agreement, and the Management Agreement, consistent with DSW's related party transaction policy and determined that the transaction was fair and reasonable for the properties. As this was a transaction between entities under common control, as provided by ASC 805, Business Combinations, there will be no adjustment to the historical cost carrying amounts of assets transferred to DSW. The difference between the historical cost carrying amounts and the consideration transferred is an equity transaction. DSW will also reduce the cost basis of the assets by the balance of tenant allowances and deferred rent recorded related to the properties.

Dividends- On November 20, 2012, DSW announced that the Board of Directors approved a quarterly cash dividend of $0.18 per share. The quarterly dividend will be paid on December 28, 2012 to shareholders of record at the close of business on December 17, 2012.

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

Company Overview

DSW is a leading U.S. branded footwear and accessories specialty retailer operating 363 shoe stores in 41 states, the District of Columbia and Puerto Rico as of October 27, 2012, and dsw.com. We offer a wide assortment of brand name and designer dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and dsw.com. We also offer kids' shoes exclusively on dsw.com. In addition, we operate 345 leased departments for three other retailers as of October 27, 2012. Our typical DSW customers are brand, value, quality and style conscious shoppers who have a passion for fashionable footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

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

•
Segment presentation- DSW maintained its historical segment presentation. DSW sells products through three channels: DSW stores, dsw.com and its Affiliated Business Group. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the its Affiliated Business Group segment. In order to reconcile to the consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are not attributable to the two reportable segments. The pre-merger or prior period consolidated financial statements and notes were recast to reflect the two reportable segments and Other.

•
Cost of sales- DSW conformed RVI's accounting policies and recast RVI's pre-merger or prior period financial statements and notes for distribution and fulfillment expenses and store occupancy costs historically reported by RVI within operating expenses to be consistent with DSW's historical classification of these costs within cost of sales.

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

•	our success in opening and operating new stores on a timely and profitable basis;

•	continuation of supply agreements and the financial condition of our affiliated business partners;

•	disruption of our distribution and fulfillment operations;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our “DSW Rewards” program to drive traffic, sales and customer loyalty;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable sales and quarterly financial performance;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to our cash and investments;

•	risks related to failure of our tenants to renew their leases in our newly acquired properties; and

•	the realization of risks related to the Merger, including risks related to pre-merger RVI guarantees of certain Filene’s Basement leases and RVI's assumption of a pension plan.

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

Results of Operations

Overview

During the nine months ended October 27, 2012, DSW Inc. generated a 6.1% increase in comparable sales and a 10.1% increase in total sales. This comparable sales increase is in addition to a comparable sales increase of 9.2% for the same period last year. The increase in comparable sales was a result of an increase in traffic and conversion. All merchandise categories reported a positive comparable sales performance, with no single category driving the overall sales increase. We renamed our former leased business division in the third quarter of fiscal 2012, and it is now known as the Affiliated Business Group to better reflect the broader range of retail capabilities and formats we can offer to potential partners.

In the nine months ended October 27, 2012, DSW Inc.'s merchandise margin rate decreased 60 basis points as a percentage of net sales over the nine months ended October 29, 2011 as a result of increased markdowns. Overall gross profit as a percentage of net sales decreased 40 basis points. Occupancy leverage was partially offset by incremental distribution and fulfillment expenses to support business growth initiatives and the expansion of the fulfillment center to support dsw.com growth.

Excluding the impact of DSW and RVI merger-related transaction costs and other RVI-related expenses of $16.6 million in the nine months ended October 29, 2011, operating expenses in the nine months ended October 27, 2012 increased 20 basis points as a percentage of net sales over the prior year. This increase was primarily due to new store expenses, which were partially offset by the receipt of an award for damages from litigation related to a denied claim from our insurance carrier related to the 2005 theft of credit card data and other information from a portion of DSW's customers and leverage of home office overhead. In September 2012, DSW received $7.2 million from the insurance carrier, $5.3 million of which was included in operating income and $1.9 million of which represented accrued interest on the award and was included in interest income.

We continue to make investments in our business that are critical to long-term growth, as well as returning value to our shareholders. During the nine months ended October 27, 2012, we invested $83.6 million in capital expenditures compared to $55.3 million during the nine months ended October 29, 2011. Our capital expenditures during the nine months ended October 27, 2012 were primarily related to opening new stores, the distribution center reconfiguration, expansion of the fulfillment center, store remodels and business infrastructure. As a result of our financial condition, we have declared quarterly dividends of $0.51 year-to-date, and on October 26, 2012, we paid a special dividend of $2.00 per share. As of October 27, 2012, our cash and short-term investments balance was $337.6 million and long-term investments were $92.7 million.

As of October 27, 2012, we operated 363 DSW stores, dsw.com and leased departments in 261 Stein Mart stores, 83 Gordmans stores, and one Frugal Fannie's store. DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.2)	(66.0)	(66.8)	(66.4)
Gross profit	33.8	34.0	33.2	33.6
Operating expenses	(20.5)	(22.7)	(21.4)	(22.5)
Change in fair value of derivative instruments	—	3.9	(0.3)	(3.7)
Operating profit	13.3	15.2	11.5	7.4
Interest income (expense), net	0.4	(0.2)	0.2	(0.6)
Income from continuing operations before income taxes	13.7	15.0	11.7	6.8
Income tax (provision) benefit	(5.2)	(4.9)	(4.6)	4.9
Income from continuing operations	8.5	10.1	7.1	11.7
Income from discontinued operations, net of tax	—	0.0	0.1	0.0
Net income	8.5	10.1	7.2	11.7
Less: net income attributable to the noncontrolling interests	—	—	—	(1.4)
Net income, net of noncontrolling interests	8.5%	10.1%	7.2%	10.3%

THREE MONTHS ENDED OCTOBER 27, 2012 COMPARED TO THREE MONTHS ENDED OCTOBER 29, 2011

Net Sales. Net sales for the third quarter of fiscal 2012 increased 11.7% from the third quarter of fiscal 2011. The following table summarizes the increase in our net sales:

Three months ended October 27, 2012
(in millions)
Net sales for the three months ended October 29, 2011	$530.7
Increase in comparable sales	31.9
Net increase from non-comparable and closed store sales	30.1
Net sales for the three months ended October 27, 2012	$592.7

The following table summarizes our net sales by reportable segment and in total:

	Three months ended
	October 27, 2012	October 29, 2011
	(in millions)
DSW segment	$559.3	$491.9
Affiliated Business Group segment	33.4	38.8
Total DSW Inc.	$592.7	$530.7

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	October 27, 2012	October 29, 2011
DSW segment	6.6%	5.2%
Affiliated Business Group segment	1.8%	4.9%
DSW Inc.	6.3%	5.2%

Our increase in total net sales for the DSW segment was a result of both comparable and non-comparable sales growth. We opened 26 new DSW stores this quarter. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com and an increase in conversion due to more of those customers making a purchase, as well as an increase in average unit retail. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 4%, men's by 11%, athletic by 9% and accessories by 13%.

The decrease in total net sales for our Affiliated Business Group segment was the result of the bankruptcy of Filene's Basement in fiscal 2011 and the resulting closure of its 27 stores.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 33.8% in the third quarter of fiscal 2012 from 34.0% in the third quarter of fiscal 2011. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	October 27, 2012	October 29, 2011
DSW segment	34.6%	35.4%
Affiliated Business Group segment	20.4%	15.7%
DSW Inc.	33.8%	34.0%
For the DSW segment, total gross profit decreased 80 basis points as a result of a decrease in merchandise margin and an increase in distribution and fulfillment expenses, partially offset by a decrease in store occupancy expense. Merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP measure, for the DSW segment decreased as a percentage of net sales to 46.3% for the third quarter of fiscal 2012 from 47.0% for the third quarter of fiscal 2011 as a result of an increase in markdowns. Store occupancy expense for the DSW segment remained relatively flat as a percentage of net sales at 9.7% for the third quarter of fiscal 2012 compared to 9.8% for the third quarter of fiscal 2011. Distribution and fulfillment expenses as a percentage of net sales increased to 2.0% for the third quarter of fiscal 2012 from 1.8% for the third quarter of fiscal 2011 primarily due to the expansion of dsw.com.

Gross profit for our Affiliated Business Group segment increased 470 basis points as a percentage of net sales for the third quarter of fiscal 2012 primarily related to a decrease in markdowns and a decrease in occupancy expense. In the third quarter of fiscal 2011, we recorded an inventory impairment of $1.7 million for our inventory in Filene’s Basement and Syms stores following the announcement of their filing for bankruptcy protection.

Operating Expenses. Operating expenses as a percentage of net sales were 20.5% and 22.7% for the third quarter of fiscal 2012 and the third quarter of fiscal 2011, respectively. In the third quarter of fiscal 2012, DSW received an award of damages of $5.3 million from our insurance carrier related to a denied claim, partially offset by related expense of $1.3 million, which resulted in leverage of operating expenses of 70 basis points.

Excluding the impact of DSW and RVI merger-related transaction costs and other RVI-related expenses of $5.3 million in the third quarter of fiscal 2011, operating expenses as a percentage of net sales were 21.7% in the third quarter of fiscal 2011. For the third quarter of fiscal 2012, operating expenses related to RVI was $0.3 million. Excluding the impact of the award, operating expenses as a percentage of net sales was 21.2% for the third quarter of fiscal 2012. The 50 basis point leverage was a result of leverage of 40 basis points from the planned shift in marketing expenses from the fall to spring season, leverage of 110 basis points of home office overhead expenses and reduced incentive compensation, which were partially offset by a deleverage of 100 basis points related to new store and store expenses.

Change in Fair Value of Derivative Instruments. During the third quarter of fiscal 2011, DSW recorded a non-cash charge of $0.2 million, related to the change in the fair value of warrants, which settled in the first half of fiscal 2012. In addition, during the third quarter of fiscal 2011, DSW recorded a non-cash reduction of expense of $21.1 million related to the change in the fair value of the conversion feature of the PIES, which settled in the third quarter of fiscal 2011.

Interest Income (Expense), Net. As a result of the elimination of PIES interest expense due to the settlement of the PIES in the third quarter of fiscal 2011, we now have interest income, net for the third quarter of fiscal 2012 rather than interest expense, net for the third quarter of fiscal 2011. In the third quarter of fiscal 2012, we also received interest of $1.9 million related to the award of damages from our insurance carrier.

Income Taxes. Our effective tax rate for the third quarter of fiscal 2012 was 38.1%, compared to 32.7% for the third quarter of fiscal 2011. The effective tax rate of 38.1% for the third quarter of fiscal 2012 reflects the impact of state and local taxes. The effective tax rate for the third quarter of fiscal 2011 reflects the impact of state and local taxes and the impact of the changes in fair value of the warrants and PIES, which are included for book income but not tax income.

Income from Discontinued Operations, Net of Tax. During the third quarter of fiscal 2012, there was no income from discontinued operations. During the third quarter of fiscal 2011, income from discontinued operations, net of tax, was due to a revaluation of a guarantee due to changes in facts and circumstances related to the guarantee.

NINE MONTHS ENDED OCTOBER 27, 2012 COMPARED TO NINE MONTHS ENDED OCTOBER 29, 2011

Net Sales. Net sales for the nine months ended October 27, 2012 increased 10.1% from the nine months ended October 29, 2011. The following table summarizes the increase in our net sales:

Nine months ended October 27, 2012
(in millions)
Net sales for the nine months ended October 29, 2011	$1,510.6
Increase in comparable sales	88.7
Net increase from non-comparable and closed store sales	64.2
Net sales for the nine months ended October 27, 2012	$1,663.5

The following table summarizes our net sales by reportable segment and in total:

	Nine months ended
	October 27, 2012	October 29, 2011
	(in millions)
DSW segment	$1,562.7	$1,396.4
Affiliated Business Group segment	100.8	114.2
Total DSW Inc.	$1,663.5	$1,510.6

The following table summarizes our comparable sales change by reportable segment and in total:

	Nine months ended
	October 27, 2012	October 29, 2011
DSW segment	6.3%	9.5%
Affiliated Business Group segment	2.5%	6.0%
DSW Inc.	6.1%	9.2%

Our increase in total net sales for the DSW segment was a result of both comparable and non-comparable sales growth. We had a net increase of 37 DSW stores this year. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com and an increase in conversion due to more of those customers making a purchase. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 5%, men's by 9%, athletic by 7% and accessories by 10%.

The decrease in total net sales for our Affiliated Business Group segment was the result of the bankruptcy of Filene's Basement in fiscal 2011 and the resulting closure of its 27 stores.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 33.2% in the nine months ended October 27, 2012 from 33.6% in the nine months ended October 29, 2011. By reportable segment and in total, gross profit as a percentage of net sales was:

	Nine months ended
	October 27, 2012	October 29, 2011
DSW segment	34.0%	34.8%
Affiliated Business Group segment	21.0%	19.7%
DSW Inc.	33.2%	33.6%
For the DSW segment, total gross profit decreased 80 basis points as a result of a decrease in merchandise margin and an increase in distribution and fulfillment expenses, partially offset by a decrease in store occupancy expense. Merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP measure, for the DSW segment decreased as a percentage of net sales to 46.1% for the nine months ended October 27, 2012 from 46.7% for the nine months ended October 29, 2011 primarily due to an increase in markdowns. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 10.0% for the nine months ended October 27, 2012 from 10.2% for the nine months ended October 29, 2011 primarily as a result of the comparable sales increase. Distribution and fulfillment expenses increased as a percentage of net sales to 2.0% for the nine months ended October 27, 2012 from 1.8% for the nine months ended October 29, 2011 primarily due to incremental labor to support business growth initiatives surrounding the reconfiguration of the Columbus distribution center and the expansion of the fulfillment center to support dsw.com growth.

Gross profit for the Affiliated Business Group segment increased 130 basis points as a percentage of net sales for the nine months ended October 27, 2012 primarily due to a decrease in occupancy expense.

Operating Expenses. Operating expenses as a percentage of net sales were 21.4% and 22.5% for the nine months ended October 27, 2012 and the nine months ended October 29, 2011, respectively. In the third quarter of fiscal 2012, DSW received an award of damages of $5.3 million from our insurance carrier related to a denied claim, partially offset by related expense of $1.3 million, which resulted in leverage of operating expenses of 20 basis points.

Excluding the impact of DSW and RVI merger-related transaction costs and other RVI-related expenses of $16.6 million in the nine months ended October 29, 2011, operating expenses as a percentage of net sales were 21.4% for the nine months ended October 29, 2011. For the nine months ended October 27, 2012, operating expenses related to RVI were $0.6 million. Excluding the impact of the award of damages, operating expenses as a percentage of net sales was 21.6% for the nine months ended October 27, 2012. Of the 20 basis point deleverage, we leveraged home office overhead expenses by 60 basis points primarily due to reduced incentive compensation, which was partially offset by a deleverage of 80 basis points related to new store and store expenses.

Change in Fair Value of Derivative Instruments. During the nine months ended October 27, 2012 and the nine months ended October 29, 2011, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $6.1 million and $15.2 million, respectively, related to the change in the fair value of warrants, which settled in the first half of fiscal 2012. In addition, during the nine months ended October 29, 2011, the Company recorded a non-cash charge of $41.7 million related to the change in the fair value of the conversion feature of the PIES, which settled in the third quarter of fiscal 2011. The change in the fair value of the derivatives was primarily due to the increase in stock price.

Interest Income (Expense), Net. As a result of the elimination of PIES interest expense due to the settlement of the PIES in the third quarter of fiscal 2011, we now have interest income, net for the nine months ended October 27, 2012 rather than interest expense, net for the nine months ended October 29, 2011. In the third quarter of fiscal 2012, we also received interest of $1.9 million related to the award of damages from our insurance carrier.

Income Taxes. Our effective tax rate for the nine months ended October 27, 2012 was 39.4%, compared to (72.0)% for the nine months ended October 29, 2011. The effective tax rate of 39.4% for the nine months ended October 27, 2012 reflects the impact of state and local taxes and the change in fair value of the warrants, which are included for book income but not in tax income. The effective tax rate of (72.0)% for the nine months ended October 29, 2011 was favorably impacted by the release of the valuation allowance and other merger related tax items.

Income from Discontinued Operations, Net of Tax. During the nine months ended October 27, 2012, income from discontinued operations, net of tax, was due to reduction in expected payments under our lease guarantees for Filene's Basement. During the nine months ended October 29, 2011, income from discontinued operations, net of tax, was due to a revaluation of a guarantee due to changes in facts and circumstances related to the guarantee.

Noncontrolling Interests. As of the effective time of the Merger, there were no noncontrolling interests and thus no net income attributable to the noncontrolling interests in the nine months ended October 27, 2012. For the nine months ended October 29, 2011, net income attributable to the noncontrolling interests was $20.7 million.
Non-GAAP Financial Measures

DSW utilizes merchandise margin, a non-GAAP financial measure, to explain its gross profit performance. Management believes this non-GAAP measure is an indication of the Company’s performance as the measure provides a consistent means of comparing performance between periods and competitors as retailers differ on their definition of cost of sales. Management uses this non-GAAP measure to assist in the evaluation of the performance of our segments and to make operating decisions. Within Management’s Discussion and Analysis, DSW discloses merchandise margin, store occupancy expenses and distribution and fulfillment expenses, which reconcile to gross profit.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital increased to $600.1 million as of October 27, 2012 from $560.5 million as of January 28, 2012, primarily due to an increase in inventory to support new stores and planned sales increases and a decrease in warrant liability due to exercises. The increase in net working capital was partially offset by a decrease in deferred income taxes due to utilization of net operating losses to offset our taxable income and a net decrease of cash and equivalents and short-term investments due to payment of a special dividend offset by operating cash flows. As of October 27, 2012 and January 28, 2012, the current ratio was 3.0 and 2.8, respectively.

Operating Cash Flows. For the nine months ended October 27, 2012, our net cash provided by operations was $177.2 million compared to $130.9 million for the nine months ended October 29, 2011 driven primarily by DSW's utilization of RVI’s federal net operating losses and tax credits to offset its taxable income, which generated significant cash tax savings, and we believe should continue to generate cash tax savings in the remainder of fiscal 2012 and fiscal 2013.

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

Hurricane Sandy, which severely affected the Mid-Atlantic and Northeast United States in late October and early November 2012, caused closures at a number of our stores. As of the date of this filing, all of the impacted locations have reopened, except for one store. This location was damaged and is not expected to reopen until late 2012. Our exposure for our loss on inventory and impairment on fixed assets is limited to our deductible on our insurance. We are evaluating the impact of the storm on our fourth quarter results including our ability to recover any losses through business interruption insurance coverage.

Investing Cash Flows. For the nine months ended October 27, 2012, our net cash used in investing activities was $30.6 million compared to $35.8 million for the nine months ended October 29, 2011. During the nine months ended October 27, 2012, we incurred $83.5 million in capital expenditures, of which $59.4 million related to stores and $24.1 million related to information technology, the reconfiguration of the Columbus distribution center, the expansion of the dsw.com fulfillment center and business infrastructure. During the nine months ended October 27, 2012, we had net sales of short-term and long-term investments of $49.7 million compared to net sales of short-term and long-term investments of $19.6 million during the nine months ended October 29, 2011.

We expect to spend approximately $110 million for capital expenditures in fiscal 2012, excluding our fourth quarter $72 million purchase of our corporate office headquarters, distribution center and trailer parking lot. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure (including any future headquarters expansion) and information technology programs that we undertake and the timing of these expenditures. Year to date, we have opened 38 stores in fiscal 2012 and plan to open one additional store before the end of fiscal 2012. We plan to open 25 to 30 new stores in fiscal 2013. During fiscal 2011, the average investment required to open a typical new DSW store was approximately $2.1 million, excluding any construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.7 million, fixtures and leasehold improvements typically accounted for $1.1 million and new store advertising and other new store expenses typically accounted for $0.3 million.

In addition to our investments in new stores and remodeling stores, we have invested in the reconfiguration of the Columbus distribution center and the expansion of the dsw.com fulfillment center to support business growth. With the purchase of our corporate office headquarters, we now have the ability to gradually expand our campus as needed over the next five to ten years. Currently, portions of the properties are leased to related and unrelated parties for annual rental income.

Financing Cash Flows. For the nine months ended October 27, 2012, our net cash used by financing activities was $91.3 million compared to net cash used by financing activities of $92.6 million for the nine months ended October 29, 2011. The change in cash provided by financing activities was primarily related to the payment of dividends partially offset by increased proceeds from the exercise of stock options and the increase in the cash provided by the exercise of warrants for the nine months ended October 27, 2012. Excluding the payment of dividends, exercise of warrants and exercise of stock options, net cash used by financing activities for the nine months ended October 29, 2011 were related to the Merger with RVI, and those activities did not recur in fiscal 2012.

On June 18, 2012, DSW announced that its Board of Directors has authorized the Company to repurchase up to $100 million of Company common shares over the next twelve months. The repurchase program will be funded using the Company's available cash. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. As of October 27, 2012, DSW has not made any repurchases under this program.

Our Credit Facility and other liquidity considerations are described more fully below:

$100 Million Credit Facility ("Credit Facility"). On June 30, 2010, we entered into a $100 million secured revolving credit facility with a term of four years that will expire on June 30, 2014. Our Credit Facility allows the payment of dividends and redemption of our stock by us or our subsidiaries provided that we meet the minimum cash and short-term investments requirement of $125 million as defined in the Credit Facility. Additional covenants limit our payments for capital expenditures to $125 million in any fiscal year, and if we have direct borrowings greater than $25 million, our Credit Facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. We paid $80.2 million for capital expenditures for the nine months ended October 27, 2012. As of October 27, 2012, we were not required to calculate the fixed charge coverage ratio as we did not have direct borrowings greater than $25 million. We had availability under the Credit Facility of $90.9 million and outstanding letters of credit of $9.1 million as of October 27, 2012.

Our October 31, 2012 purchase of our corporate office headquarters, distribution center and trailer parking lot for $72 million was considered a permitted acquisition under our credit facility rather than a capital expenditure, and thus there was no violation of our credit facility covenant that limits capital expenditures to $125 million in any fiscal year.

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

Contractual Obligations

We had outstanding letters of credit that totaled approximately $9.1 million and $17.3 million, respectively, as of October 27, 2012 and January 28, 2012 under our Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of October 27, 2012, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $1.8 million as of October 27, 2012. In addition, we have signed lease agreements for 15 new store locations expected to be opened over the next twelve to eighteen months, with total annual rent of approximately $5.5 million. In connection with the new lease agreements, we will receive a total of $9.0 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of October 27, 2012, we operated all of our stores, warehouses and corporate office headquarters from leased facilities. On October 31, 2012, we purchased our corporate office headquarters, distribution facility and a trailer parking lot. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of October 27, 2012 or January 28, 2012.

Off-Balance Sheet Arrangements

As of October 27, 2012, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

Proposed Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards implemented.

Critical Accounting Policies

As discussed in Notes 1, 2, and 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

$100 Million Credit Facility- As of October 27, 2012, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

Merger Sub assumed the obligations of RVI for the guaranteed lease obligations. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. RVI guaranteed the obligations of Filene’s Basement in connection with three leases for retail store locations. Merger Sub may be responsible for any obligations of RVI under these guarantees. These leases expire in January 2017, September 2017 and October 2024. DSW assumed one of these leases. We have recorded a liability of $6.7 million associated with the remaining lease guarantees.

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

DSW is exposed to risk through leases of certain portions of its properties.

On October 31, 2012, DSW entered into an agreement of purchase and sale (the “Purchase Agreement”) with 4300 East Fifth Avenue LLC, an Ohio limited liability company, 4300 Venture 34910 LLC, a Delaware limited liability company, and 4300 Venture 6729 LLC, a Delaware limited liability company (each a “Seller” and collectively “Sellers”, which are all Schottenstein Affiliates), pursuant to which DSW acquired on November 1, 2012 all of the Sellers' ownership interest in 810 AC LLC, an Ohio limited liability company (the “Acquisition”). Prior to the closing of the Acquisition, Sellers transferred certain Properties (as defined in the Purchase Agreement) to 810 AC LLC, portions of which Properties were previously leased by DSW for its corporate office headquarters, its 700,000 square foot distribution center and a trailer parking lot. DSW expects certain portions of the Properties to continue to be leased by unrelated and related parties.

Certain portions of the Properties are leased to both unrelated and related parties, which provides rental income. The largest tenant's lease is expected to renew in June 2013 for another two year term, but either party can terminate after each two year renewal option and the tenant can terminate at any time with 60 days notice. In the event that one or more tenants do not renew their leases, the foregoing circumstances or events could have a material adverse effect on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. None.
(b) Use of Proceeds. Not applicable.
(c) Purchases of equity securities by the issuer and affiliated purchasers.

DSW made no purchases of its Common Shares during the three months ended October 27, 2012.

$100 Million Share Repurchase Program- On June 18, 2012, DSW announced that its Board of Directors has authorized the Company to repurchase up to $100 million of Company common shares over the next twelve months. The repurchase program will be funded using the Company's available cash. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. As of October 27, 2012, DSW has not made any repurchases under this program.

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
DSW INC.
(Registrant)

Date: November 30, 2012	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number		Description
2.1
Agreement of Purchase and Sale, dated October 31, 2012, among DSW Inc., 4300 East Fifth Avenue LLC, 4300 Venture 34910 LLC, and 4300 Venture 6729 LLC. Incorporated by reference to Exhibit 2.1 to Form 8-K filed November 1, 2012.

10.1
Cost Sharing Agreement, dated November 1, 2012, between 4300 East Fifth Avenue LLC and 810 AC LLC, a wholly owned subsidiary of DSW. Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 1, 2012.

10.2
Management Agreement, dated November 1, 2012, between Schottenstein Property Group, LLC and 810 AC LLC, a wholly owned subsidiary of DSW. Incorporated by reference to Exhibit 10.2 to Form 8-K filed November 1, 2012.

10.3	*
Lease Agreement, dated February 23, 2012, between 810 AC LLC, a wholly owned subsidiary of DSW and successor of 4300 Venture 34910 LLC and SB Capital Acquisition, LLC, for the premises known as 4010 East Fifth Avenue located in Columbus.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer
101	*	XBRL Instance Document
* Filed herewith