Form 10-K
period 2013-02-02
DSW Inc.
filed 2013-03-28
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2013
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

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of July 28, 2012, was $2,024,984,780.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 36,282,493 Class A Common Shares and 8,730,087 Class B Common Shares were outstanding at March 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement relating to fiscal 2012 for the Annual Meeting of Shareholders to be held on June 5, 2013 are incorporated by reference into Part III.

i

ii

PART I

All references to “we,” “us,” “our,” “DSW” or the “Company” in this Annual Report on Form 10-K mean DSW Inc. and its wholly owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”), except where it is made clear that the term only means DSW Inc. DSW Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”). Prior to the merger with Retail Ventures, Inc. (the “Merger”) completed on May 26, 2011, DSW was a controlled subsidiary of Retail Ventures, Inc. ("RVI" or "Retail Ventures"). RVI common shares, without par value, which traded under the symbol “RVI”, were delisted from the NYSE on May 26, 2011.

We own many trademarks and service marks. This Annual Report on Form 10-K may contain trademarks, tradenames and trade dress of other companies. Use or display of other parties’ trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and settlement of a pension plan. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	disruption of our distribution and fulfillment operations;

•	continuation of supply agreements and the financial condition of our affiliated business partners;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to our information systems and data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our “DSW Rewards” program to drive traffic, sales and customer loyalty;

•	our success in launching a luxury business;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to leases of our properties;

•	risks related to our cash and investments; and

•	the realization of risks related to the Merger, including risks related to pre-merger RVI guarantees of certain Filene’s Basement leases and RVI's assumption of a pension plan.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance or achievements may vary materially from what we have projected. Furthermore, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can management assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, DSW undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS.

General

DSW is a leading U.S. branded footwear and accessories specialty retailer. As of February 2, 2013, we operated 364 shoe stores, dsw.com and 344 shoe departments for three other retailers through our Affiliated Business Group. We offer designer shoes at warehouse prices. We offer a wide assortment of brand name and designer dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and on dsw.com. We also offer kids' shoes exclusively on dsw.com. Our typical DSW customers are brand, value, quality and style conscious shoppers who have a passion for fashionable footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

Please see our consolidated financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K for financial information about our two segments: the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group segment (formerly known as the leased business division segment). Additionally, a five year summary of certain financial and operational information is included in Item 6 of this Annual Report.

We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. The periods presented in these financial statements are the fiscal years ended February 2, 2013 ("fiscal 2012"), January 28, 2012 ("fiscal 2011") and January 29, 2011 ("fiscal 2010"). Fiscal 2011 and 2010 each consisted of 52 weeks, while fiscal 2012 consisted of 53 weeks.

Corporate History

We were incorporated in the state of Ohio on January 20, 1969 and opened our first DSW store in Dublin, Ohio in 1991. In 1998, a predecessor of RVI purchased DSW and affiliated shoe businesses from Schottenstein Stores Corporation and Nacht Management, Inc. In July 2005, we completed an initial public offering of our Class A Common Shares, selling approximately 16.2 million shares at an offering price of $19.00 per share.

On May 26, 2011, RVI merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder properly and timely elected to receive a like amount of DSW Class B Common Shares. The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW (the surviving legal entity) as the accounting acquiree. As the Merger was an equity transaction between entities under common control, purchase accounting was not applied. Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information was retrospectively recast in fiscal 2011for the following matters:

•	Share and per share information- DSW recast all RVI historical share and per share information, including earnings per share, to reflect the exchange ratio of 0.435 for periods prior to the Merger.

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

Competitive Strengths

We believe our leading market position is driven by our competitive strengths: the breadth of our branded product offerings, our relationships with merchandise suppliers, our distinctive and convenient shopping experience and the value proposition offered to our customers.

The Breadth of Our Product Offerings

Our goal is to excite our customers with an assortment of shoes that fulfill a broad range of style and fashion preferences. DSW stores and dsw.com sell a large assortment of brand name, designer and private brand merchandise. We purchase directly from approximately 500 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with the assortment at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 24,000 pairs of shoes in approximately 1,500 styles compared to a significantly smaller product offering at department stores. We also offer a complementary assortment of handbags, hosiery and other accessories which appeal to our brand and fashion conscious customers.

Our Relationships with Merchandise Suppliers

We believe we have strong relationships with our vendors. We purchase merchandise directly from approximately 500 domestic and foreign vendors. Our vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have quality control programs under which our DSW buyers are involved in establishing standards for quality and fit and our store personnel examine incoming merchandise in regards to color, material and overall quality. As our sales volumes continue to grow, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2012, 2011 and 2010, merchandise supplied by our top three vendors accounted for approximately 18%, 19% and 20% of our net sales, respectively.

We separate our DSW merchandise into four primary categories: women’s footwear; men’s footwear; athletic footwear; and accessories and other. While shoes are the main focus of DSW, we also offer a complementary assortment of handbags, hosiery and other accessories. The following table sets forth the approximate percentage of our sales attributable to each merchandise category for the fiscal years below:

	Fiscal years ended
Category	February 2, 2013	January 28, 2012	January 29, 2011
Women’s	65%	66%	66%
Men’s	16%	15%	15%
Athletic	12%	12%	13%
Accessories and Other	7%	7%	6%

Our Distinctive and Convenient Shopping Experience

We provide our customers with the highest level of convenience based on our belief that customers should be empowered to control and personalize their shopping experiences. In stores, our merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. We believe this shopping experience provides our customers with maximum convenience as they are able to browse and try on merchandise without feeling rushed or pressured to make a purchasing decision. We also provide our customers with cross-channel shopping experiences through dsw.com and our mobile site by offering additional styles, sizes, widths and categories. Merchandise in our stores and on dsw.com is organized in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise for easy browsing.

The Value Proposition Offered to Our Customers

Through our buying organization, we are able to provide customers with high quality, in-season fashion styles at attractive prices compared to the sale prices found at specialty retailers and department stores. We employ a consistent pricing strategy that provides customers with the same price on our merchandise from the day it arrives in store until it enters our planned clearance rotation. Our pricing strategy differentiates us from our competitors who usually price and promote merchandise at discounts available only for limited time periods. We find that customers appreciate shopping for value when it is most convenient for them, rather than waiting for a sale event.

In order to provide additional value to our customers, we maintain a loyalty program, “DSW Rewards”, which rewards customers for shopping, both in stores and online. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. Reward certificates expire six months after being issued. Members also receive promotional offers, gifts with purchase and free shipping on purchases over a certain dollar threshold on dsw.com. We employ a variety of methods, including email, direct mail and social media, to communicate exclusive offers to our customers.

As of February 2, 2013, approximately 20 million members were enrolled in “DSW Rewards” and have made at least one purchase over the course of the last two years as compared to approximately 18 million members as of January 28, 2012. In fiscal 2012, shoppers in the loyalty program generated approximately 89% of DSW store and dsw.com sales versus approximately 88% of DSW store and dsw.com sales in fiscal 2011.

Growth Strategy

Our growth strategy is to continue to strengthen our position as a leading branded designer footwear and accessories retailer by pursuing the following primary strategies for growth in sales and profitability: expanding our business, driving sales through enhanced merchandising, investment in our infrastructure and utilizing our financial strength.

Expanding Our Business

We opened 39 DSW stores in fiscal 2012, plan to open 25 to 30 DSW stores in fiscal 2013 and plan to open 15 to 20 DSW stores in each of the following three to five years. We believe that we have the potential to operate 450 to 500 stores. Our plan is to open stores in both new and existing markets, with the primary focus on power strip centers and to reposition existing stores as opportunities arise. Depending on the market, we also consider regional malls, lifestyle centers and urban street locations. In general, our evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration and lease terms. Our growth strategy includes analysis of every major metropolitan area in the country with the objective of understanding demand for our products in each market over time and our ability to capture that demand. We also have started to include small markets as part of our growth strategy. Our analysis also looks at current penetration levels in markets we serve and our expected deepening of those penetration levels as we continue to grow and become the shoe retailer of choice.

As of February 2, 2013, we operated 364 DSW stores in 41 states, the District of Columbia and Puerto Rico. The following table shows the number of our DSW stores by state and territory.

Alabama	4	Louisiana	2	Ohio	15
Arizona	7	Maine	1	Oklahoma	2
Arkansas	1	Maryland	13	Oregon	4
California	37	Massachusetts	14	Pennsylvania	18
Colorado	10	Michigan	15	Puerto Rico	1
Connecticut	6	Minnesota	9	Rhode Island	2
Delaware	1	Mississippi	1	Tennessee	5
Florida	25	Missouri	5	Texas	32
Georgia	14	Nebraska	2	Utah	2
Idaho	1	Nevada	3	Virginia	14
Illinois	20	New Hampshire	2	Washington	7
Indiana	8	North Dakota	1	District of Columbia	2
Iowa	1	New Jersey	15	Wisconsin	5
Kansas	2	New York	25
Kentucky	3	North Carolina	7	Total	364

We also serve customers through dsw.com in areas where we do not currently operate stores and offer current customers additional styles, sizes, widths and categories not available in their local store. We continue to focus on the growth of dsw.com by improving site navigation, testing a luxury business in fiscal 2013, offering online exclusive merchandise and reaching our customers through social media.

In our Affiliated Business Group (formerly known as the leased business division), we continue to refine our merchandise assortment to best meet the needs of our affiliated business customers. We changed the name to the Affiliated Business Group to better reflect the broader range of retail capabilities and formats we can offer to potential partners. We actively pursue opportunities for new affiliated business partners.

Driving Sales through Enhanced Merchandising

Our merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. We track store performance and sales trends on a weekly basis and have a flexible buying process that allows us to reorder successful styles and cancel underperforming styles throughout the seasons. To keep our product mix fresh and on target, we test new fashions and actively monitor sell-through rates. We also aim to improve the quality and breadth of existing vendor offerings and identify new vendor and category opportunities. We will continue investments in planning, allocation and distribution systems to improve our inventory and markdown management.

Investment in Our Infrastructure

As we grow our business, we believe we will improve our profitability and operating performance by leveraging our support functions and cost structure across all overhead functions. Most significantly, we believe continued investment in systems will enhance our operating efficiency in areas such as supply chain (merchandise planning and allocation, inventory management and distribution), labor management and point of sale functions.

We plan to continue to expand our system investments in our supply chain to support size replenishment and size optimization initiatives as well as assortment planning to enhance our markdown management. Size replenishment focuses on replenishing core styles at a size level; size optimization allows us to allocate sizes by store; and assortment planning will allow us to further localize assortments. Also, we are developing a charge-send system to enable us to fulfill unmet demand originating from either dsw.com or DSW stores from inventory that is located in other stores rather than only from our inventory in the fulfillment center or the customer's home store.

Our primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio that we leased prior to our purchase of the facility in fiscal 2012. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear so we can take full advantage of each selling season. In fiscal 2012, we completed the reconfiguration of the Columbus distribution center to expand capacity and improve efficiency. To further ensure prompt delivery, we engage a third party logistics service provider to receive orders originating from suppliers on the West Coast and some imports entering at a West Coast port of entry through our West Coast bypass center. Merchandise is transported either from our West Coast bypass center or our primary distribution center to our pool points and on to stores. We also expanded our dsw.com fulfillment center in fiscal 2012 and are planning to complete a similar reconfiguration project in fiscal 2013 to further expand that facility's capacity. Our dsw.com fulfillment center processes orders for dsw.com, which are shipped directly to customers using a third party logistics provider.

Utilizing Our Financial Strength

Our operating model is focused on assortment, convenience and value. We believe that the growth we have achieved is attributable to our operating model and management’s focus on store-level profitability and economic payback. Over the five fiscal years ended February 2, 2013, our net sales have grown at a compounded annual growth rate of 10%. In addition, we have consistently generated positive operating cash flows and profitable operating results. We intend to continue our focus on net sales, operating cash flows and operating profit as we pursue our growth strategy. We believe cash generated from DSW operations, together with our cash and investments of approximately $410 million as of February 2, 2013, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures related to projected business growth and continue payments of dividends to our shareholders.

Additional Information

Affiliated Business Group

We operate shoe departments for three retailers. We have renewable supply agreements to merchandise the shoe departments in Stein Mart, Inc., Gordmans Stores, Inc., and Frugal Fannie’s Fashion Warehouse stores through December 2014, January 2016 and April 2017, respectively. We own the merchandise and the fixtures, record sales of merchandise net of returns and provide management oversight. Our affiliated business partners provide the sales associates and retail space. We pay a percentage of net sales as rent. As of February 2, 2013, we supplied merchandise to 260 Stein Mart stores, 83 Gordmans stores and one Frugal Fannie’s store.

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

Intellectual Property

We have registered a number of trademarks, service marks and domain names in the United States and internationally, including DSW®, DSW Shoe Warehouse® and DSW Designer Shoe Warehouse®. We believe our trademarks and service marks, especially those related to the DSW concept, have significant value and are important to building our name recognition. To protect our brand identity, we have also protected the DSW trademark in several foreign countries. We also hold patents related to our unique store fixtures, which gives us greater efficiency in stocking and operating those stores that currently have the fixtures. We aggressively protect our patented fixture designs, as well as our packaging, private brand names, store design elements, marketing slogans and graphics.

Associates

As of February 2, 2013, we employed approximately 11,000 associates. None of our associates is covered by any collective bargaining agreements. We offer competitive wages, paid time off, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term disability and company-paid short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.

Seasonality

Our business is subject to seasonal merchandise trends when our customers’ interest in new seasonal styles increases. New spring styles are primarily introduced in the first quarter, and new fall styles are primarily introduced in the third quarter. Unlike many other retailers, we have not traditionally experienced a significant increase in net sales during our fourth quarter associated with the winter holiday season.

Available Information

DSW electronically files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to such reports. The public may read and copy any materials that DSW files with the SEC at:

SEC Public Reference Room
100 F Street N.E.
Washington, D.C. 20549

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

Copies of any of the above-referenced documents will also be made, free of charge, upon written request to:

DSW Inc.
Investor Relations
810 DSW Dr.
Columbus, OH 43219

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

Risks Relating to Our Business

We opened 39 DSW stores in fiscal 2012, plan to open 25 to 30 DSW stores in fiscal 2013 and plan to open 15 to 20 DSW stores in each of the following three to five years, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis as part of our real estate strategy. During fiscal 2012, 2011 and 2010, we opened 39, 17 and 9 new DSW stores, respectively. We plan to open 25 to 30 stores in fiscal 2013 and plan to open 15 to 20 stores each year for the following three to five years. As of February 2, 2013, we have signed leases for an additional 20 stores opening in fiscal 2013 and 2014. During fiscal 2012, the average investment in property and equipment, inventory and new store expenses required to open a typical new DSW store was approximately $1.9 million, excluding construction and tenant allowances received from landlords.

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

To the extent that we open new DSW stores in our existing markets, we may experience reduced net sales in existing stores in those markets. As our store base increases, our stores will become more concentrated in the markets we serve. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced, which could have a material adverse effect on our business.

We rely on our strong relationships with vendors to purchase brand name and designer merchandise at favorable prices. If these relationships were to be impaired, we may not be able to obtain a sufficient assortment of merchandise at attractive prices, and we may not be able to respond promptly to changing fashion trends, either of which could have a material adverse effect on our business and financial performance.

We generally do not have long-term supply agreements or exclusive arrangements with any vendors and, therefore, our success depends on maintaining strong relationships with our vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores. If we fail to maintain our relationships with our existing vendors or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our business. In addition, our inability to stock our sales channels with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. Further, if our merchandise costs increase due to increase material or labor costs, or other reasons, our ability to respond or the effect of our response could adversely affect our net sales or gross profit. During fiscal 2012, merchandise supplied to DSW by three key vendors accounted for approximately 18% of our net sales. The loss of or a reduction in the amount of merchandise supplied by any one of these vendors could have an adverse effect on our business.

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

For our DSW stores and affiliated businesses, the majority of our inventory is shipped directly from suppliers to our primary distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to the stores. Through a third party, we also operate a West Coast bypass center where shipments bypass our primary distribution center and go directly to one of our pool locations from the West Coast bypass center. For dsw.com, our inventory is shipped directly from our fulfillment center, supported by a third party, to our customers. Our operating results depend on the orderly operation of our receiving and distribution process, which in turn depends on third-party vendors’ adherence to shipping schedules and our effective management of our distribution facilities. We may not anticipate all the changing demands that our expanding operations will impose on our receiving and distribution system, and events beyond our control, such as disruptions in operations due to catastrophic events, labor disagreements or shipping problems, that may result in delays in the delivery of merchandise to our stores and customers. While we maintain business interruption and property insurance, in the event our distribution and fulfillment centers shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at our distribution and fulfillment centers, our insurance may not be sufficient to cover the impact to the business, and insurance proceeds may not be paid timely.

If Stein Mart or Gordmans were to terminate our supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.

Our supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart and Gordmans, our contractual termination dates are December 2014 and January 2016, respectively. In addition, the agreements contain provisions that may trigger an earlier termination. For fiscal 2012, the sales from our Affiliated Business Group represented approximately 6% of our total company net sales. In the event of the loss of either of these supply agreements, it is unlikely that we would be able to proportionately reduce expenses to the reduction of net sales. The performance of our Affiliated Business Group is highly dependent on the performance of Stein Mart and Gordmans. If Stein Mart or Gordmans were to terminate our supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.

Our sales and quarterly financial performance may fluctuate for a variety of reasons, including seasonal variability.

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

In addition, our business is subject to seasonal merchandise trends when our customers’ interest in new seasonal styles increases. New spring styles are introduced in the first quarter, and new fall styles are introduced in the third quarter. As a result of seasonal merchandise trends, any factors negatively affecting us during these periods, including adverse weather, the timing and level of markdowns, fashion trends or unfavorable economic conditions, could have a material adverse effect on our business.

The loss or disruption of services could affect our ability to implement our growth strategy and have a material adverse effect on our business.

Our information systems are an integral part of our growth strategy in efficiently operating our business, in managing the operations of a growing store base and dsw.com and resolving security risks related to our electronic processing and transmitting of confidential customer and associate data. The requirements to keep our information systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any upgrades and our ability to protect ourselves from any future information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, most specifically, store operations, dsw.com, our distribution and fulfillment centers and our merchandising team. While we maintain business interruption and property insurance, in the event our data center was to be shut down, our insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be paid timely.

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

Our business requires disciplined execution at all levels of our organization to ensure that we continually have sufficient inventories of assorted brand name merchandise at attractive retail prices. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of any of our key executive and buying personnel, our business could be materially adversely affected. We have entered into employment agreements with several key executives. Furthermore, our ability to manage our expansion will require us to continue to train, motivate, compensate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Competition for these types of personnel is intense, and we may not be successful in attracting and retaining the personnel required to grow and operate our business.

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

“DSW Rewards” is a customer loyalty program that we rely on to drive customer traffic, sales and loyalty. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. In fiscal 2012, shoppers in the loyalty program generated approximately 89% of DSW store and dsw.com sales versus approximately 88% of DSW store and dsw.com sales in fiscal 2011. As of February 2, 2013, approximately 20 million members were enrolled in “DSW Rewards” and have made at least one purchase over the course of the last two fiscal years, compared to approximately 18 million members as of January 28, 2012. In the event that our “DSW Rewards” members do not continue to shop at DSW or the number of members decreases, this could have a material adverse effect on our business.

We are constantly exploring new business opportunities. We are testing a new luxury business which may not be successful and could adversely affect our results of operations or distract management from our core business. The failure to successfully execute our plans may have a material adverse effect on our business, results of operations or financial condition.

We are testing a new luxury business to sell shoes and related accessories through our website. For a limited time, we are selling luxury apparel that we purchased as part of the overall luxury purchase in pop-up stores in fiscal 2013. We expect to recognize a loss in fiscal 2013 from our luxury business. Even considering the expected loss, our actual sales could be lower than planned. If that occurs, we will likely take further markdowns on inventory which will adversely affect gross profit. Lower than expected sales could result in the need to execute alternative ways of disposing of the merchandise, which could distract management and/or adversely affect gross profit.

If we decide to continue luxury product as a permanent offering, the continued development of such a business could distract management from our core business or be unsuccessful. In addition, as this is a new business, we have purchased inventory based upon anticipated sales, which may not occur. In the event that we lose focus on our core business or are unsuccessful in the execution of our concept, it may have a material adverse effect on our business, results of operations or financial condition.

DSW is exposed to risk through leases of certain portions of its properties.

In fiscal 2013, we purchased our corporate office headquarters, our distribution center and a trailer parking lot. Certain portions of the properties are leased to both unrelated and related parties, which provides rental income. The largest tenant's lease, which is not with a related party, is expected to renew in June 2013 for another two-year term, but either party can terminate after each two-year renewal option and the tenant can terminate at any time with 60 days' notice. In the event that one or more tenants do not renew their leases, the foregoing circumstances or events could have a material adverse effect on our financial condition.

Risks Relating to the External Environment

We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.

We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2012 was manufactured outside the United States, and the majority was manufactured in China. For this reason, we face risks inherent in purchasing from foreign suppliers, such as: economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the United States or foreign countries from which our merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; U.S. laws affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with foreign laws and with domestic and international labor standards.

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

 As of February 2, 2013, we had cash and investments of approximately $410 million. A portion of these are held as cash in operating accounts that are with third party financial institutions. While we regularly monitor the cash balances in our operating accounts and when possible adjust the balances as appropriate to be within Federal Deposit Insurance Corporation (“FDIC”) insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

While we generally invest in lower risk investments, investment risk has been and may further be exacerbated by credit and liquidity issues that have affected various sectors of the financial markets. As the financial markets have become more volatile, it has been increasingly difficult to invest in highly rated, low risk investments. Our access to cash and investments, their earning potential or our ability to invest in highly rated, low risk investments may be impacted by adverse conditions in the U.S. financial markets. These market risks associated with our cash and investments could have a material adverse effect on our business.

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

There is currently no public market for DSW Class B Common Shares. DSW does not intend to list the Class B Common

Shares on any securities exchange or any automated quotation system. As a result, there can be no assurance that a secondary market will develop, and we do not expect any market makers to participate in a secondary market. Trading activity, if any, in the DSW Class B Common Shares will be very limited. Because the DSW Class B Common Shares are not listed on a securities exchange or an automated quotation system, it may be difficult to obtain pricing information with respect to the shares. Accordingly, there may be a limited number of buyers if a holder decided to sell their DSW Class B Common Shares. This may affect the price a holder would receive upon such sale. Alternatively, a holder of DSW Class B Common Shares could convert them into DSW Class A Common Shares prior to selling. However, such conversion could affect the timing of any such sale, which may in turn affect the price a holder may receive upon such sale.

If our existing shareholders sell their Common Shares, it could adversely affect the price of our Class A Common Shares.

The market price of our Class A Common Shares could decline as a result of market sales by our existing shareholders or option holders. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the timing or the size of future sales of our Common Shares by existing shareholders or option holders.

As of February 2, 2013, there were 36.1 million Class A Common Shares of DSW outstanding. Additionally, there were 0.2 million director stock units outstanding as of February 2, 2013 that were issued pursuant to the terms of the DSW 2005 Equity Incentive Plan. The remaining 8.7 million Class B Common Shares outstanding are restricted securities within the meaning of Rule 144 under the Securities Act but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144. Our Class B Common Shares can be exchanged for Class A Common Shares at the election of the holder.

Risks Relating to our Relationship with the Schottenstein Affiliates

The Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW board of directors, and members of his family, directly control or substantially influence the outcome of matters submitted for DSW shareholder votes, and their interests may differ from DSW’s other shareholders.

As of February 2, 2013, the Schottenstein Affiliates have approximately 66% of the voting power of the outstanding DSW Common Shares. The Schottenstein Affiliates directly control or substantially influence the outcome of all matters submitted to DSW’s shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of DSW’s other shareholders, and their level of ownership and voting power in DSW may have the effect of delaying or preventing a subsequent change in control that may be favored by other DSW shareholders.

The Schottenstein Affiliates may compete directly against us.

The Schottenstein Affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, apparel companies and real estate investments. Opportunities may arise in the area of potential competitive business activities that may be attractive to the Schottenstein Affiliates and us. Our amended and restated articles of incorporation provide that the Schottenstein Affiliates are under no obligation to communicate or offer any corporate opportunity to us. In addition, the Schottenstein Affiliates have the right to engage in similar activities as us, do business with our suppliers and customers, and except as limited by the Master Separation Agreement with RVI, employ or otherwise engage any of our officers or employees. The provisions of the Master Separation Agreement with RVI also outline how opportunities are to be assigned in the event that our or the Schottenstein Affiliates' directors and officers learn of opportunities.

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

Merger Sub assumed the obligations of RVI for the guaranteed lease obligations. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. RVI guaranteed the obligations of Filene’s Basement in connection with three leases for retail store locations. Merger Sub may be responsible for any obligations of RVI under these guarantees. These leases expire in January 2017, September 2017 and October 2024. DSW assumed one of these leases and is currently operating a store in that location. As of February 2, 2013, there is a recorded liability of $6.6 million associated with the remaining lease guarantees.

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

In addition, if our assumptions or estimates regarding the amount of any actual or contingent liabilities were incorrect or become incorrect due to changes in economic conditions, among other reasons, this could cause the amount of any actual liability to exceed the amounts estimated, which could have a material adverse effect on our financial condition.

Merger Sub is responsible for the Filene’s Basement defined benefit pension plan that RVI assumed as part of its sale of Filene's Basement in fiscal 2009.

By assuming the Filene’s Basement defined benefit pension plan, RVI and now Merger Sub, is responsible for maintaining this plan, including the cost of contributions to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, and the costs incident to the normal administration of the plan and any possible deficiencies in plan administration. Required annual contributions will depend in part on changes in the fair market value of plan assets, as well as changes in interest rates used in calculating the accumulated benefit obligation, and such changes could have materially adverse effect during periods of market instability or decline. On December 1, 2011, DSW adopted a plan amendment to terminate the plan with a proposed termination date of March 22, 2012. DSW is currently awaiting regulatory approval. If DSW settles the pension plan, the accumulated other comprehensive loss of $8.8 million will be reclassified to our statement of operations.

Merger Sub has a long-term lease that is subleased to a third party at a rent that was lower than its expenses under the lease.

In connection with the Merger, Merger Sub assumed RVI’s responsibilities under a lease dated September 2003 for an office building in Columbus, Ohio (the "Premises"). In April 2005, RVI sublet the Premises to an unrelated third party at a rent that is lower than its expenses under the lease. In fiscal 2012, DSW assumed responsibility for the lease. The sublease is through the lease expiration date, but either party can terminate after each two year renewal option. Merger Sub remains liable under the lease through the lease expiration date in 2024, and if the subtenant does not pay the rent or vacates the premises, Merger Sub would be required to make full rent payments to the landlord without any rental income. All of the foregoing circumstances or events could have a material adverse effect on our financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own our corporate office headquarters and distribution center as of the fourth quarter of fiscal 2012. On October 31, 2012, we entered into an agreement of purchase and sale (the “Purchase Agreement”) with 4300 East Fifth Avenue LLC, an Ohio limited liability company, 4300 Venture 34910 LLC, a Delaware limited liability company, and 4300 Venture 6729 LLC, a Delaware limited liability company (collectively “Sellers”, which are all Schottenstein Affiliates), pursuant to which we acquired on November 1, 2012 all of the Sellers' ownership interest in 810 AC LLC, an Ohio limited liability company (the “Acquisition”). Prior to the closing of the Acquisition, Sellers transferred certain Properties (as defined in the Purchase Agreement) to 810 AC LLC, portions of which Properties we previously leased for our corporate office headquarters, our distribution center and a trailer parking lot. We expect certain portions of the Properties to continue to be leased by unrelated and related parties. As consideration for the Acquisition, we paid $72 million in cash, subject to credits and adjustments as provided in the Purchase Agreement.

As of February 2, 2013, all 364 DSW stores and our fulfillment center are leased or subleased, and we leased or subleased 22 DSW stores and our dsw.com fulfillment center from Schottenstein Affiliates. The remaining DSW stores are leased from unrelated entities. Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints and are for a fixed term with options for three to five extension periods, each of which is for a period of four or five years, exercisable at our option. The lease for our fulfillment center expires in September 2017 and has two renewal options with terms of five years each. Our primary distribution facility, our corporate office headquarters and our dsw.com fulfillment center are located in Columbus, Ohio.

ITEM 3.	LEGAL PROCEEDINGS.

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

Our Class A Common Shares are listed for trading under the ticker symbol “DSW” on the NYSE. As of March 20, 2013, there were 137 holders of record of our Class A Common Shares and 29 holders of record of our Class B Common Shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. The following table provides the quarterly market prices of our Class A Common Shares as reported on the NYSE and cash dividends per share for 2012 and 2011:

	Market Price		Cash Dividends per Share
	High	Low
Fiscal 2011:
First Quarter	$48.27	$33.10
Second Quarter	55.90	42.29
Third Quarter	55.41	37.29	$2.15	(a)
Fourth Quarter	53.32	40.54	0.15

Fiscal 2012:
First Quarter	$58.37	$48.10	$0.15
Second Quarter	61.99	51.16	0.18	(b)
Third Quarter	69.15	57.76	2.18	(c)
Fourth Quarter	72.00	57.27	0.36	(d)

Dividends. The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payment of dividends by us or our subsidiaries provided that we meet the minimum cash and short-term investments requirement, as defined in our Credit Facility, of $125 million.

(a) In August 2011, our Board of Directors declared a special dividend of $2.00 per share as well as our first quarterly dividend of $0.15 per share.
(b) In May 2012, our Board of Directors increased our quarterly dividend from $0.15 per share to $0.18 per share.
(c) In September 2012, our Board of Directors declared a special dividend of $2.00 per share.
(d) In December 2012, our Board of Directors accelerated payment of the next quarterly dividend.

$100 Million Share Repurchase Program. On June 18, 2012, we announced that its Board of Directors authorized us to repurchase up to $100 million of DSW Common Shares over the next twelve months. The repurchase program will be funded using our available cash. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Common Shares under the program. As of February 2, 2013, we have not made any repurchases under this program.

Common Share Repurchases. DSW made no purchases of its Common Shares during the fourth quarter of fiscal 2012, excluding shares withheld to satisfy tax withholdings for stock option exercises and the vesting of restricted stock units. These shares withheld are summarized in the table below:

	Total number of shares withheld	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
	(in thousands)		(in thousands)
October 28, 2012 to November 24, 2012	3	$62.29	—	$100,000
November 25, 2012 to December 29, 2012	7	$65.26	—	100,000
December 30, 2012 to February 2, 2013	—		—	100,000
	10		—	$100,000

Performance Graph

The following graph compares our cumulative total shareholder return of our Class A Common Shares with the cumulative total return of the S&P MidCap 400 Index and the S&P Retailing Index, both of which are published indexes. This comparison includes the period ended February 2, 2008 through the period ended February 2, 2013.

The comparison of the cumulative total returns for each investment assumes $100 was invested on February 2, 2008 and that all dividends were reinvested.

		Fiscal years ended
Company / Index	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013
DSW Inc.	$100	$54.06	$130.55	$180.34	$284.11	$397.55
S&P MidCap 400 Index	$100	$63.03	$90.36	$120.59	$123.86	$146.84
S&P 500 Retailing Index	$100	$62.41	$97.07	$123.28	$139.12	$177.39

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth, for the periods presented, various selected financial information. Such selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, set forth in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	Fiscal years ended(1)
	2/2/2013	1/28/2012	1/29/2011	1/30/2010	1/31/2009
	(dollars in thousands, except per share and net sales per average gross square foot)
Statement of Operations Data(2):
Net sales(3)	$2,257,778	$2,024,329	$1,822,376	$1,602,605	$1,462,944
Gross profit(4)	$724,720	$653,947	$565,681	$467,492	$379,099
Change in fair value of derivative instruments	$(6,121)	$(53,914)	$(49,014)	$(66,499)	$85,235
Depreciation and amortization	$57,801	$51,237	$48,262	$46,738	$38,466
Operating profit	$236,802	$151,450	$120,560	$(39,844)	$128,048
Income from continuing operations	$145,186	$200,338	$51,820	$(65,610)	$109,180
Total income (loss) from discontinued operations, net of tax	$1,253	$(4,855)	$6,628	$59,880	$(48,379)
Less: Income attributable to noncontrolling interests	—	$(20,695)	$(40,654)	$(20,361)	$(9,960)
Net income (loss), net of noncontrolling interests	$146,439	$174,788	$17,794	$(26,091)	$50,841

Earnings per Share Data:
Diluted earnings (loss) per share from continuing operations, net of noncontrolling interests	$3.20	$4.68	$0.52	$(4.04)	$2.94
Diluted earnings (loss) per share from discontinued operations	$0.03	$(0.14)	$0.31	$2.82	$(2.25)
Diluted earnings (loss) per share, net of noncontrolling interests	$3.23	$4.54	$0.82	$(1.23)	$0.69

Balance Sheet Data:
Total assets	$1,262,103	$1,207,900	$1,041,477	$903,465	$953,762
Working capital(5)	$546,479	$560,458	$320,629	$369,204	$307,776
Current ratio(6)	3.0	2.8	1.8	2.4	2.2
Total shareholders’ equity	$858,579	$786,587	$488,869	$403,290	$395,186
Long-term obligations(7)	—	—	$132,132	$129,757	$127,576

Other Data:
Cash dividends per share(8)	$2.87	$2.30	—	—	—
Capital expenditures(9)	$99,752	$76,912	$52,298	$21,785	$78,658
Number of DSW stores:
Beginning of period	326	311	305	298	259
New stores	39	17	9	9	41
Closed/re-categorized stores(10)	(1)	(2)	(3)	(2)	(2)
End of period	364	326	311	305	298
Comparable DSW stores(11)	308	300	293	249	217
DSW total square footage (in thousands)(12)	8,120	7,289	6,972	6,840	6,750
Average gross square footage (in thousands)(13)	7,690	7,158	6,928	6,840	6,454

	Fiscal years ended(1)
	2/2/2013	1/28/2012	1/29/2011	1/30/2010	1/31/2009
	(dollars in thousands, except per share and net sales per average gross square foot)
Net sales per average gross square foot(14)	$254	$243	$228	$203	$196
Number of affiliated business departments at end of period	344	336	352	356	377
Total comparable sales change(15)	5.5%	8.3%	13.2%	3.2%	(5.9)%
____________

(1)	See Note 3 for a discussion of the impact of the Merger on DSW’s consolidated financial statements.

(2)	All fiscal years are based on a 52-week year, except for fiscal 2012, which is based on a 53-week year.

(3)	Includes net sales for our three sales channels, DSW stores, dsw.com and the Affiliated Business Group.

(4)
Gross profit is defined as net sales less cost of sales. Cost of sales includes the cost of merchandise, which includes markdowns and shrinkage. Also included in the cost of sales are expenses associated with distribution and fulfillment (including depreciation) and store occupancy (excluding depreciation and including store impairments).

(5)	Working capital represents current assets less current liabilities.

(6)	Current ratio represents current assets divided by current liabilities.

(7) Long-term obligations represent Premium Income Exchangeable Securities ("PIES") which were settled in DSW Class A Common Shares on September 15, 2011.

(8) The Board of Directors of DSW declared the first dividends in fiscal 2011. In August 2011, our Board of Directors declared a special dividend of $2.00 per share as well as our first quarterly dividend of $0.15 per share. In May 2012, our Board of Directors increased our quarterly dividend from $0.15 per share to $0.18 per share. In September 2012, our Board of Directors declared a special dividend of $2.00 per share. In December 2012, our Board of Directors accelerated payment of the next quarterly dividend.

(9)
Fiscal 2012 capital expenditures excluded the $72 million purchase of DSW's corporate office headquarters and distribution center as this was considered a permitted acquisition under our credit facility. For financial reporting purposes, as a common control transaction, the net book value of assets transferred to DSW was considered an investing cash flow while the difference between the cash paid the net book value of assets transferred to DSW was considered a financing cash flow.

(10) One combination DSW/Filene’s Basement store was re-categorized as a DSW store at the beginning of fiscal 2010.

(11)
DSW store and affiliated business departments are comparable when in operation for at least 14 months at the beginning of the fiscal year. In fiscal 2010, dsw.com was included in comparable sales as the sales channel had been open at least 14 months at the beginning of fiscal 2010. Stores or affiliated business departments, as the case may be, are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter that they are closed.

(12)	DSW total square footage represents the total amount of square footage for DSW stores only; it does not reflect square footage of affiliated business departments.

(13)
Average gross square footage represents the monthly average of square feet for DSW stores only for each period presented and consequently reflects the effect of opening stores in different months throughout the period.

(14) Net sales per average gross square foot is the result of dividing net sales for DSW stores only for the period presented by average gross square footage calculated as described in note 13 above. Net sales for fiscal 2012 are based on a 53-week year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement” on page 1 for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K and included elsewhere in this Annual Report on Form 10-K.

Executive Summary - Fiscal 2012

During fiscal 2012, we generated a 5.5% increase in comparable sales and an 11.5% increase in total sales for the fifty-three week period. The fiscal 2012 comparable sales increase is based on a fifty-two week period and is in addition to a comparable sales increase of 8.3% for the same period last year. The increase in comparable sales was a result of an increase in traffic, conversion and average unit retail. All merchandise categories reported a positive comparable sales performance, with no single category driving the overall sales increase.

In fiscal 2012, DSW's merchandise margin rate decreased 60 basis points as a percentage of net sales over fiscal 2011 as a result of increased markdowns. Overall gross profit as a percentage of net sales decreased 20 basis points. Occupancy leverage partially offset the decrease in merchandise margin rate due to increased average store sales and the 53rd week while distribution and fulfillment expenses were essentially flat.

We have continued making investments in our business that are critical to long-term growth. In fiscal 2012, we purchased our corporate office headquarters, our distribution facility and a trailer parking lot for $72 million. Excluding the purchase of those properties, we invested $99.8 million in capital expenditures compared to $76.9 million during fiscal 2011. Our capital expenditures during fiscal 2012 were primarily related to opening 39 new stores, the distribution center reconfiguration, expansion of the fulfillment center, store remodels and business infrastructure. We plan to open 25 to 30 stores in fiscal 2013 and believe we have the potential to operate 450 to 500 stores.

As of February 2, 2013, we operated 364 DSW stores, dsw.com and shoe departments in 260 Stein Mart stores, 83 Gordmans stores and one Frugal Fannie’s store. We renamed our former leased business division in the third quarter of fiscal 2012, and it is now known as the Affiliated Business Group to better reflect the broader range of retail capabilities and formats that we can offer to potential partners. DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment.

Results of Operations

The following table represents selected components of our consolidated results of operations, expressed as percentages of net sales:

	Fiscal years ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	(67.9)	(67.7)	(69.0)
Gross profit	32.1	32.3	31.0
Operating expenses	(21.3)	(22.2)	(21.7)
Change in fair value of derivative instruments	(0.3)	(2.6)	(2.7)
Operating profit	10.5	7.5	6.6
Interest income (expense), net	0.2	(0.5)	(0.6)
Non-operating income	—	—	0.1
Income from continuing operations before income taxes	10.7	7.0	6.1
Income tax (provision) benefit	(4.2)	2.9	(3.3)
Income from continuing operations	6.5	9.9	2.8
Total income (loss) from discontinued operations, net of tax	0.1	(0.2)	0.4
Net income	6.6	9.7	3.2
Less: net income attributable to the noncontrolling interests	—	(1.1)	(2.2)
Net income, net of noncontrolling interests	6.6%	8.6%	1.0%

Fiscal Year Ended February 2, 2013 (Fiscal 2012) Compared to Fiscal Year Ended January 28, 2012 (Fiscal 2011)

Net Sales. Net sales for fiscal 2012 increased by 11.5% from fiscal 2011. The following table summarizes the increase in our net sales:

Fiscal year ended February 2, 2013
(in millions)
Net sales for the fiscal year ended January 28, 2012	$2,024.3
Increase in comparable sales for the 52 weeks ended January 26, 2013	105.9
Net increase from non-comparable and closed store sales	95.3
Net sales of the 53rd week	32.3
Net sales for the fiscal year ended February 2, 2013	$2,257.8

The following table summarizes our net sales by reportable segment and in total:

	Fiscal years ended
	February 2, 2013	January 28, 2012
	(in millions)
DSW segment	$2,125.3	$1,871.9
Affiliated Business Group segment	132.5	152.4
Total DSW Inc.	$2,257.8	$2,024.3

The following table summarizes our comparable sales change by reportable segment and in total:

Fiscal year ended February 2, 2013
DSW segment	5.7%
Affiliated Business Group segment	1.4%
Total DSW Inc.	5.5%

Our increase in total net sales for the DSW segment was a result of both comparable, non-comparable sales growth and an additional week of sales. Our comparable sales calculation is based on sales for the 52 weeks ended January 26, 2013 against the 52 weeks ended January 28, 2012. The increase in comparable sales was a result of an increase in traffic, conversion and average unit retail. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 4%, men's by 9%, athletic by 6% and accessories by 9%. Our non-comparable sales growth is attributable to both stores opened in fiscal 2011 as well as our net increase of 38 DSW stores in fiscal 2012.

The decrease in total net sales for our Affiliated Business Group segment was the result of the bankruptcy of Filene's Basement in fiscal 2011 and the resulting closure of its 27 stores.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 32.1% in fiscal 2012 from 32.3% in fiscal 2011. By reportable segment and in total, gross profit as a percentage of net sales was:

	Fiscal years ended
	February 2, 2013	January 28, 2012
DSW segment	32.8%	33.4%
Affiliated Business Group segment	21.0%	19.4%
Total DSW Inc.	32.1%	32.3%

For the DSW segment, the reconciliation of components of gross profit as a percentage of net sales was:

	Fiscal years ended
	February 2, 2013	January 28, 2012
Gross profit	32.8%	33.4%
Store occupancy expense	10.0%	10.2%
Distribution and fulfillment expense	2.0%	1.9%
Merchandise margin	44.8%	45.5%

For the DSW segment, total gross profit decreased 60 basis points as a result of a decrease in merchandise margin and an increase in distribution and fulfillment expenses, partially offset by a decrease in store occupancy expense. DSW segment merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP measure, was 44.8% and 45.5% as a percentage of net sales for fiscal 2012 and fiscal 2011, respectively, primarily due to an increase in markdown activity related to clearance markdowns to position inventory mix to sales demand. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 10.0% for fiscal 2012 from 10.2% for fiscal 2011 primarily as a result of increased average store sales and the 53rd week. Distribution and fulfillment expenses increased as a percentage of net sales to 2.0% for fiscal 2012 from 1.9% for fiscal 2011 primarily due to incremental expenses to support growth initiatives surrounding the reconfiguration of the Columbus distribution center and the expansion of the dsw.com fulfillment center.

Gross profit for the Affiliated Business Group division increased as a percentage of net sales for fiscal 2012 primarily due to a decrease in occupancy expense. We incur occupancy expense of approximately 20% of net sales for our Affiliated Business Group.

Operating Expenses. Operating expenses as a percentage of net sales were 21.3% and 22.2% for fiscal 2012 and fiscal 2011, respectively. In the fourth quarter of fiscal 2012, DSW increased its estimate of a lease impairment in a lease assumed in the Merger with RVI by $6.0 million based on our expectation of reduced future sublease income and an expected increase in real estate taxes. This increase was partially offset by DSW's receipt of a court approved award of damages of $5.3 million from our insurance carrier for a denied claim related to the 2005 data theft, partially offset by related expense of $1.3 million.

Excluding the impact of the award of damages and other RVI operating expenses noted above, operating expenses as a percentage of net sales was 21.2% for fiscal 2012. Excluding the impact of DSW and RVI merger-related transaction costs and other RVI-related expenses of $17.3 million in fiscal 2011, operating expenses as a percentage of net sales were 21.3% for fiscal 2011. Of the 10 basis point leverage, we leveraged home office overhead expenses by 70 basis points primarily due to reduced incentive compensation, which was partially offset by a deleverage of 60 basis points related to new store and store expenses.

Change in Fair Value of Derivatives. During fiscal 2012 and 2011, the Company recorded a non-cash charge of $6.1 million and $12.3 million, respectively, representing the changes in fair value of outstanding warrants, which were settled during fiscal 2012. During fiscal 2011, the Company recorded a non-cash charge of $41.7 million representing the change in the fair value of the conversion feature of the PIES, which were settled during fiscal 2011. The Company utilized the Black-Scholes pricing model to estimate the fair value of the derivatives. The change in the fair value of the derivatives was primarily due to the increases in share price.

Interest Income (Expense), Net. As a result of the elimination of PIES interest expense due to the settlement of the PIES in the third quarter of fiscal 2011, we now have interest income, net for fiscal 2012 rather than interest expense, net for fiscal 2011. In the third quarter of fiscal 2012, we also received interest of $1.9 million related to the award of damages from our insurance carrier.

Income Taxes. Our effective tax rate for fiscal 2012 was 39.7%, compared to a benefit of 40.8% for fiscal 2011. The effective tax rate of 39.7% for fiscal 2012 reflects the impact of state and local taxes and the change in fair value of the warrants, which are included for book income but not in tax income. The effective tax rate of a benefit of 40.8% for fiscal 2011 was favorably impacted by the release of the valuation allowance and other merger-related tax items.

Income from Discontinued Operations - Value City Department Stores. There was no income from discontinued operations for fiscal 2012 related to Value City Department Stores. Income from discontinued operations of $0.2 million in fiscal 2011 was primarily due to revaluation of guarantees due to changes in facts and circumstances related to the guarantees.

Income (Loss) from Discontinued Operations - Filene’s Basement. Income from discontinued operations of $1.3 million in fiscal 2012 was primarily due to reduction in expected payments under our lease guarantees for Filene's Basement. Loss from discontinued operations, net of tax, of $5.0 million during fiscal 2011 was primarily due to lease guarantees, net of tax, partially offset by a distribution from the debtors' estates.

Noncontrolling interests. For fiscal 2011, net income was impacted by $20.7 million to reflect that portion of the income attributable to DSW minority shareholders prior to the Merger. As of the effective time of the Merger, there were no noncontrolling interests.

Fiscal Year Ended January 28, 2012 (Fiscal 2011) Compared to Fiscal Year Ended January 29, 2011 (Fiscal 2010)

Net Sales. Net sales for fiscal 2011 increased by 11.1% from fiscal 2010. The following table summarizes the increase in our net sales:

Fiscal year ended January 28, 2012
(in millions)
Net sales for the fiscal year ended January 29, 2011	$1,822.4
Increase in comparable sales	148.0
Net increase from non-comparable and closed store sales	53.9
Net sales for the fiscal year ended January 28, 2012	$2,024.3

The following table summarizes our net sales by reportable segment and in total:

	Fiscal years ended
	January 28, 2012	January 29, 2011
	(in millions)
DSW segment	$1,871.9	$1,680.9
Affiliated Business Group segment	152.4	141.5
Total DSW Inc.	$2,024.3	$1,822.4

The following table summarizes our comparable sales change by reportable segment and in total:

Fiscal year ended January 28, 2012
DSW segment	8.6%
Affiliated Business Group segment	5.1%
Total DSW Inc.	8.3%

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

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales to 32.3% in fiscal 2011 from 31.0% in fiscal 2010. By reportable segment and in total, gross profit as a percentage of net sales was:

	Fiscal years ended
	January 28, 2012	January 29, 2011
DSW segment	33.4%	31.9%
Affiliated Business Group segment	19.4%	21.4%
Total DSW Inc.	32.3%	31.0%

For the DSW segment, the reconciliation of components of gross profit as a percentage of net sales was:

	Fiscal years ended
	January 28, 2012	January 29, 2011
Gross profit	33.4%	31.9%
Store occupancy expense	10.2%	11.1%
Distribution and fulfillment expense	1.9%	1.7%
Merchandise margin	45.5%	44.7%

DSW segment merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP measure, was 45.5% and 44.7% as a percentage of net sales for fiscal 2011 and fiscal 2010, respectively, due to an increase in initial markup and a decrease in markdown activity. The increase in initial markup was due to cost mitigation with our vendors and selective price increases. The reduction in markdown activity was the result of the composition and mix of sales. Store occupancy expense for the DSW segment decreased as a percentage of net sales to 10.2% for fiscal 2011 from 11.1% for fiscal 2010 primarily as a result of increased average store sales. Distribution and fulfillment expenses increased as a percentage of net sales to 1.9% for fiscal 2011 from 1.7% for fiscal 2010 primarily to due to expenses related to size replenishment and to support dsw.com sales growth.

Gross profit for the Affiliated Business Group decreased as a percentage of net sales for fiscal 2011 and was unfavorably impacted by markdowns related to Filene’s Basement’s bankruptcy and subsequent liquidation. We incur occupancy expense of approximately 20% of net sales for our Affiliated Business Group.

Operating Expenses. Operating expenses as a percentage of net sales were 22.2% and 21.7% for fiscal 2011 and fiscal 2010, respectively. The deleverage in operating expenses was driven by DSW and RVI merger-related transaction costs and other

RVI-related expenses of $17.3 million incurred during fiscal 2011 compared to $4.0 million incurred during fiscal 2010.

Change in Fair Value of Derivatives. During fiscal 2011 and 2010, the Company recorded a non-cash charge of $12.3 million and $14.6 million, respectively, representing the changes in fair value of warrants. During fiscal 2011 and 2010, the Company recorded a non-cash charge of $41.7 million and $34.4 million, respectively, representing the change in the fair value of the conversion feature of the PIES. The Company utilizes the Black-Scholes pricing model to estimate the fair value of the derivatives. The change in the fair value of the derivatives was primarily due to the increases in the RVI and DSW stock prices.

Interest Expense, Net. Interest expense, net of interest income, was 0.5% and 0.6% as a percentage of net sales for fiscal 2011 and 2010, respectively. The decrease in interest expense was primarily a result of the settlement of the PIES during the third quarter of fiscal 2011.

Non-operating Income. There was no non-operating income for fiscal 2011. Non-operating income for fiscal 2010 resulted from a gain on the sale of a fully impaired auction rate security which was sold during fiscal 2010.

Income Taxes. Our effective tax rate for fiscal 2011 was a benefit of 40.8%, compared to an expense of 53.6% for fiscal 2010. The effective tax rate in fiscal 2011 was favorably impacted by the release of the valuation allowance and other merger-related tax items. We released the valuation allowance on RVI’s deferred tax assets of $88.6 million due to the Company’s expected future taxable income and reversed the deferred tax liability of $87.4 million related to RVI's basis in DSW. These benefits were partially offset by the reversal of deferred tax assets of $18.6 million related to the PIES and the elimination of $17.4 million related to state net operating losses and tax credits and the related valuation allowance.

Income from Discontinued Operations - Value City Department Stores. The $0.2 million and $2.7 million reduction in the loss from discontinued operations in fiscal 2011 and fiscal 2010, respectively, was primarily due to revaluation of guarantees due to changes in facts and circumstances related to the guarantees.

(Loss) Income from Discontinued Operations - Filene’s Basement. Loss from discontinued operations of $5.0 million in fiscal 2011 was primarily due to lease guarantees, net of tax, partially offset by a distribution from the debtors' estates. Income from discontinued operations, net of tax, of $3.9 million during fiscal 2010 is primarily due to an initial distribution from the debtors' estates.

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

Liquidity and Capital Resources

Overview

Our primary ongoing cash flow requirements are for inventory purchases, capital expenditures made in connection with our expansion, improving our information systems, the remodeling of existing stores and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from DSW operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures related to projected business growth and continue payments of dividends to our shareholders.

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital remained relatively flat at $546.5 million as of February 2, 2013 compared to $560.5 million as of January 28, 2012. As of February 2, 2013 and January 28, 2012, the current ratio was 3.0 and 2.8, respectively.

Operating Activities

Net cash provided by operations in fiscal 2012 increased to $258.6 million from $214.2 million for fiscal 2011. The increase in net cash provided by operations was driven primarily by DSW's utilization of RVI’s federal net operating losses and tax credits to offset its taxable income, as well as other changes in working capital. The utilization of net operating losses and tax credits generated significant cash tax savings, and we believe should continue to generate cash tax savings in the first half of fiscal 2013.

Net cash provided by operations in fiscal 2011 increased to $214.2 million from $127.0 million for fiscal 2010. The increase in our income from continuing operations was $148.5 million, which was higher than our increase in net cash provided by operations, as it was driven by a non-cash deferred income tax benefit. The Merger allows DSW the opportunity to utilize RVI’s federal net operating losses and tax credits to offset future taxable income, which generated significant cash tax savings in fiscal 2011.

We operate all our stores and our fulfillment center from leased facilities. All lease obligations are accounted for as operating leases. We disclose the minimum payments due under operating leases in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of the fourth quarter of fiscal 2012, we own our corporate office headquarters and our distribution center.

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

Investing Activities

For fiscal 2012, cash used in investing activities amounted to $119.4 million compared to $139.6 million for fiscal 2011. During fiscal 2012, $353.8 million of cash was used to purchase available-for-sale and held-to-maturity securities while $367.7 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. Excluding the purchase of our corporate office headquarters and distribution center during fiscal 2012, we incurred $99.8 million in capital expenditures, of which $69.3 million related to stores and $30.5 million related to information technology, the reconfiguration of the Columbus distribution center, the expansion of the dsw.com fulfillment center and business infrastructure.

In addition to our investments in new stores and remodeling stores, we have invested in the reconfiguration of the Columbus distribution center and the expansion of the dsw.com fulfillment center to support business growth. With the purchase of our corporate office headquarters for $72 million, we now have the ability to gradually expand our campus as needed. Currently, portions of the properties are leased to related and unrelated parties for annual rental income. As a common control transaction, the net book value of assets transferred to DSW was considered an investing cash flow while the difference between the cash paid and the net book value of assets transferred to DSW was considered a financing cash flow.

For fiscal 2011, cash used in investing activities amounted to $139.6 million compared to $176.1 million for fiscal 2010. During fiscal 2011, $393.8 million of cash was used to purchase available-for-sale and held-to-maturity securities while $329.1 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. During fiscal 2011, we incurred $76.9 million in capital expenditures, of which $58.5 million related to stores, $18.4 million related to information technology and business infrastructure.

We expect to spend approximately $125 million for capital expenditures in fiscal 2013. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open approximately 25 to 30 stores in fiscal 2013. In fiscal 2012, we opened 39 new DSW stores. During fiscal 2012, the average investment required to open a typical new DSW store was approximately $1.9 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.7 million, fixtures and leasehold improvements typically accounted for $0.9 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Activities

For fiscal 2012, net cash used in financing activities of $137.1 million was related to our dividend payments, purchase of our corporate office headquarters and distribution center, warrant exercises and an increase in stock option exercises. For fiscal 2011, net cash used in financing activities of $95.3 million was primarily related to our dividend payments, merger related activity and an increase in stock option exercises. For fiscal 2010, net cash used in financing activities of $0.1 million was primarily related to stock option activity and debt issuance costs.

At the effective date of the Merger, our subsidiary assumed RVI’s obligations under the warrants and PIES. The warrants were exercisable for DSW Common Shares, did not have any cash outflows associated with any exercises and were settled in fiscal 2012. As we settled the PIES in DSW Class A Common Shares, there were no cash outflows associated with the settlement. We no longer have quarterly interest payments under the PIES.

$100 Million Credit Facility. On June 30, 2010, we entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under the Credit Facility, we and our subsidiary, DSW Shoe Warehouse, Inc., are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon our request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon our revolving credit availability. Swing loans bear interest under the base rate option. Our right to obtain advances under the Credit Facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to DSW’s management and the operation of DSW’s business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, incur additional indebtedness, enter into transactions with affiliates and merge or consolidate with another entity. Our Credit Facility allows the payment of dividends and redemption of our stock by us or our subsidiaries provided that we meet the minimum cash and short-term investments requirement, as defined in the Credit Facility, of $125 million. Additional covenants limit our payments for capital expenditures to $125 million in any fiscal year, and if we have direct borrowings greater than $25 million, our Credit Facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. We paid $102.0 million for capital expenditures in fiscal 2012, excluding our purchase of our corporate office headquarters, distribution center and trailer parking lot. As of February 2, 2013, we were not required to calculate the fixed charge coverage ratio as we did not have direct borrowings greater than $25 million. We had availability under the Credit Facility of $86.0 million and outstanding letters of credit of $14.0 million as of February 2, 2013.

Our fourth quarter purchase of our corporate office headquarters, distribution center and trailer parking lot for $72 million was considered a permitted acquisition under our credit facility rather than a capital expenditure, and thus there was no violation of our credit facility covenant that limits capital expenditures to $125 million in any fiscal year.

Other Liquidity Considerations

Filene's Basement Pension Plan. On December 1, 2011, DSW adopted a plan amendment to terminate the plan with a proposed termination date of March 22, 2012. DSW is currently awaiting regulatory approval. Prior to the pension plan being fully funded, certain regulatory approvals and participant settlement elections need to be obtained. DSW has been communicating with the regulatory authorities and expects resolution of the pension plan within the next twelve months.

To satisfy the liability under the pension plan, we will issue lump-sum payments at participant election and purchase non participating group annuity contracts to cover any participants that do not elect a lump-sum distribution. The purchase price of the contracts will be funded from the assets of the plan at the date of termination, and any shortfall will be covered by a payment from DSW. Currently, our pension plan is recorded as an underfunded plan with liability of $4.5 million. The transaction should result in the transfer and settlement of the pension benefit obligation, thus relieving us of any responsibility for the pension plan. Upon the transfer of the plan obligations and assets described above, we expect to reclassify the balance of accumulated other comprehensive income of $8.8 million to net income when the termination is completed.

$143.75 Million Premium Income Exchangeable SecuritiesSM (“PIES”). The $143.75 million PIES bore a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears commencing on December 15, 2006 and ending on September 15, 2011. The PIES were mandatorily exchangeable, on the maturity date, into DSW Class A Common Shares, which were issuable upon exchange of DSW Class B Common Shares, beneficially owned by RVI prior to the Merger, and after the Merger beneficially owned by a subsidiary of DSW, and retired in the third quarter of fiscal 2011. On the maturity date, each holder of the PIES received a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006. On September 15, 2011, DSW issued 3,826,855 of its Class A Common shares, without par value, to the holders of the PIES. In connection with this settlement, DSW reclassified $48.0 million from the conversion feature of short-term debt and $133.8 million from current maturities of long-term debt to paid in capital during the third quarter of fiscal 2011.

The embedded exchange feature of the PIES was accounted for as a derivative, which was recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addressed the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and was amortized into interest expense over the term of the PIES. During fiscal 2011 and 2010, DSW, and prior to the Merger, RVI, recorded a non-cash charge of $41.7 million and $34.4 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The fair value of the conversion feature was reclassified to equity at the settlement date in fiscal 2011.

Warrants. DSW, and prior to the Merger, RVI, had outstanding warrants to purchase up to 753,185 DSW Common Shares to certain Schottenstein Affiliates at an exercise price of $10.35 per share. The warrants qualified as derivatives under ASC 815. Prior to exercise, the fair values of the warrants were recorded on the balance sheet within current liabilities. As of January 28, 2012, DSW had outstanding warrants for 753,185 DSW Common Shares, which have all been exercised.

During fiscal 2012, DSW recorded a non-cash charge of $6.1 million related to the change in the fair value of the warrants, all of which were held by related parties. For fiscal 2011, the Company recorded a non-cash charge of $12.3 million for the change in fair value of warrants, of which the portion held by related parties was a non-cash charge of $11.1 million. For fiscal 2010, the Company recorded a non-cash charge of $14.6 million for the change in fair value of warrants, of which the portion held by related parties was a non-cash charge of $13.0 million.

On May 31, 2012, we issued 341,222 of our Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrants. The Common Shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $3.5 million, and we paid accrued dividends of $0.7 million related to our special dividend issued on September 30, 2011.

On March 14, 2012, we issued 411,963 of our Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrant. The Common Shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $4.3 million, and we paid accrued dividends of $0.8 million related to our special dividend issued on September 30, 2011.

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

Value City Disposition. In fiscal 2007, RVI completed the disposition of an 81% ownership interest in its Value City business. RVI, now Merger Sub, guaranteed or may, in certain circumstances, be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date; amounts owed for guaranteed severance for certain Value City employees; amounts owed under lease obligations for certain equipment leases; amounts owed under certain employee benefit plans if the plans are not fully funded on a termination basis; amounts owed for certain workers compensation claims for events prior to the disposition date; amounts owed under certain income tax liabilities and the guarantee of other amounts. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid. As of February 2, 2013 and January 28, 2012, the amount of guarantees of Value City commitments was $0.1 million and $0.2 million, respectively. The reduction in the liability through February 2, 2013 is due to payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the guaranteed liability would be incurred.

Filene’s Basement Disposition. Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in fiscal 2009. In fiscal 2011, Syms and Filene’s Basement filed for bankruptcy protection ("2011 Syms and Filene's Basement bankruptcy") and liquidated all of their stores in December 2011. DSW recorded a liability of $9.0 million related to lease guarantees for two locations in fiscal 2011 and in the first quarter of fiscal 2012, adjusted the liability to $7.0 million based on current information available to DSW, which resulted in an update of DSW's most likely estimated liability. As of February 2, 2013, the liability was $6.6 million. DSW assumed the lease for the third location in fiscal 2011 and is operating a store at this location. These lease guarantees are described in more detail below.

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York seeking payment under the guarantee. DSW believes that the liability under the guarantee may be limited based on the ultimate disposition of the lease and/or the guarantee may not be enforceable. In April 2012, the landlord advised DSW that it had signed a lease with a tenant and asserted that DSW is responsible for shortfalls and rent while the space is unoccupied. The expected range of loss is from no loss to $7.0 million.

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

The following table provides aggregated information about contractual obligations and other non-current liabilities as of February 2, 2013:

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	More Than 5 Years
Contractual Obligations:	(in thousands)
Operating lease obligations (1)	$1,074,308	$160,790	$313,741	$239,158	$360,619
Construction commitments (2)	4,093	4,093	—	—	—
Purchase obligations (3)	8,561	3,406	4,719	436	—
Pension (4)	4,544	4,544	—	—	—
Deferred compensation (5)	—	—	—	—	—
Total	$1,091,506	$172,833	$318,460	$239,594	$360,619

(1)
Many of our operating leases require us to pay contingent rent based on sales, common area maintenance costs and real estate taxes. Contingent rent, costs and taxes vary year by year and are based almost entirely on actual amounts incurred. As such, they are not included in the lease obligations presented above. Other non-current liabilities of $128.2 million are primarily comprised of deferred rent liabilities, construction and tenant allowances and uncertain tax positions. Deferred rent, which is included in non-current liabilities, is excluded from this table as our payment obligations are included in the operating lease obligations. Construction and tenant allowances, which are included in non-current liabilities, are not contractual obligations as the balance represents cash allowances from landlords, which are deferred and amortized on a straight-line basis over the noncancelable terms of the lease.

The amount related to uncertain tax positions as of February 2, 2013 was $1.6 million, including approximately $0.3 million of accrued interest and penalties. Uncertain tax positions are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We may not be required to settle these obligations and have excluded these obligations from the table as we are not able to reasonably estimate the timing of the potential future payments, if any.

(2)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of February 2, 2013.

(3)
We are able to cancel many of our purchase obligations without payment or penalty, and we have excluded such obligations. One purchase obligation of approximately $0.1 million is a service contract with a related party that expires in July 2014.

(4)
On December 1, 2011, we adopted a plan amendment to terminate the pension plan with a proposed termination date of March 22, 2012. In the second quarter of fiscal 2012, we reclassified the non-current pension liability to a current liability, accrued expenses, as we have been communicating with the regulatory authorities and expect the pension plan may settle within the next twelve months.

(5) Deferred compensation obligations include commitments related to our non-qualified deferred compensation plan. The timing of deferred compensation payouts is unknown as we have not made any payments under our plan. The current balance in the plan is $1.6 million.

We had outstanding letters of credit that totaled approximately $14.0 million as of February 2, 2013. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of February 2, 2013, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $4.1 million as of February 2, 2013. In addition, as of February 2, 2013, we have signed 20 lease agreements for new store locations opening in fiscal 2013 and 2014 with total annual rent of approximately $9.8 million. In connection with the new lease agreements, we expect to receive a total of approximately $12.4 million of construction and tenant allowance reimbursements for expenditures at these locations.

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

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Revenue Recognition. Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns through period end, exclude sales tax and are not recognized until collectibility is reasonably assured.
	For sales through the dsw.com sales channel, we estimate a time lag for shipments to record revenue when the customer receives the goods.	We believe a one day change in our estimate for our dsw.com time lag would not materially impact our revenue.
Cost of Sales and Merchandise Inventories. Merchandise inventories are stated at lower of cost or market, determined using the retail inventory method. The retail inventory method is used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Markdowns establish a new cost basis for inventory. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in the newly established cost basis.

Markdowns require management to make assumptions regarding customer preferences, fashion trends and consumer demand. Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail inventory method, can significantly impact the ending inventory valuation at cost and the resulting gross profit. DSW records a reduction to inventories and a charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results.

Physical inventory counts are taken on an annual basis and have supported our shrinkage estimates. If our estimate of shrinkage, on a cost basis, were to increase or decrease 0.5% as a percentage of DSW Inc. net sales, it would result in a decrease or increase of approximately $4.6 million to operating profit.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Investments. Our investments are valued using a market-based approach using level 1 and 2 inputs. We evaluate our investments for impairment and whether impairment is other-than-temporary. Based on the nature of the impairment(s), we would record temporary impairments as unrealized losses in other comprehensive loss or other-than-temporary impairments in earnings. The investment is written down to its current market value at the time the impairment is deemed to have occurred.

In determining whether impairment has occurred, we review information about the underlying investment that is publicly available and assess our ability to hold the securities for the foreseeable future.
We believe that our fair value estimates are reasonable.
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

We believe that the long-lived assets' carrying amounts and useful lives are appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

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
	To estimate these costs, we make assumptions related to customer purchase levels and redemption rates based on historical experience.	If our redemption rate were to increase or decrease by 5%, it would result in an increase or a decrease of approximately $2.3 million to the reserve at year end.
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

Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in an outcome that may be materially different from that which is reflected in our consolidated financial statements.

Stock-based Compensation. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award for the awards that actually vest.

We use the Black-Scholes pricing model to value stock-based compensation expense, which requires us to estimate the expected term of the stock options and expected future stock price volatility over the expected term.
If our expected term were to increase or decrease by one year, it would result in a decrease or increase of less than $0.1 million to operating profit.
Exit and Disposal Obligations. We record a reserve when a store or office facility is abandoned due to closure or relocation. On a quarterly basis, we reassess the reserve based on current market conditions.

Using our credit-adjusted risk-free rate to present value the liability, we estimate future lease obligations based on remaining lease payments, estimated or actual sublease payments and any other relevant factors.
A 2% change to our expected sublease rentals would result in a $1.3 million change to our estimate.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
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

On an annual basis, we evaluate the assumed discount rate and expected return on plan assets used to determine pension benefit and other post-retirement benefit expenses and obligations. Given the anticipated pension plan termination, the discount rate for the plan will be based on reference to year-end annuity rates being charged by insurance companies. Our expected return on plan assets is based on historical experience.
If our discount rate were to increase or decrease by 25 basis points, it would result in a decrease or increase to the unfunded pension liability of approximately $0.7 million.

Off-Balance Sheet Arrangements

As of February 2, 2013, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Cash and Equivalents and Investments- Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also have investments in various short-term and long-term investments. Our available-for-sale investments generally renew every 7 days, but have longer maturities, and we also have held-to-maturity investments that have terms greater than 365 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their term to maturity and thus may limit our ability to invest in higher income investments.

$100 Million Credit Facility- As of February 2, 2013, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our Credit Facility and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

Management assessed the effectiveness of our internal control system as of February 2, 2013. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that it maintained effective internal control over financial reporting, as of February 2, 2013.

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

In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2013, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference to satisfy the remaining information required by this Item.

ITEM 11.	EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF MANAGEMENT,” “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION”, “REPORT OF THE COMPENSATION COMMITTEE” and “COMPENSATION DISCUSSION AND ANALYSIS" in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption “REPORT OF THE COMPENSATION COMMITTEE” shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

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

EQUITY COMPENSATION PLAN TABLE

The following table sets forth additional information as of February 2, 2013, about our Class A Common Shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (2)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,222,075	$29.00	3,391,593
Equity compensation plans not approved by security holders	N/A	N /A	N/A
Total	2,222,075	$29.00	3,391,593

(1)	DSW Inc. 2005 Equity Incentive Plan

(2)
Includes 1,847,020 shares issuable pursuant to the exercise of outstanding stock options, 217,547 shares issuable pursuant to restricted stock units, and 157,508 shares issuable pursuant to director stock units. Since the restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

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

DSW INC.

March 28, 2013	By:	/s/ Douglas J. Probst
Douglas J. Probst, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. MacDonald	President and Chief Executive Officer and Director	March 28, 2013
Michael R. MacDonald	(Principal Executive Officer)

/s/ Douglas J. Probst	Executive Vice President and Chief Financial Officer	March 28, 2013
Douglas J. Probst	(Principal Financial and Accounting Officer)

*	Chairman of the Board and Director	March 28, 2013
Jay L. Schottenstein

*	Director	March 28, 2013
Henry Aaron

*	Director	March 28, 2013
Elaine J. Eisenman

*	Director	March 28, 2013
Carolee Friedlander

*	Director	March 28, 2013
Joanna T. Lau

*	Director	March 28, 2013
Philip B. Miller

*	Director	March 28, 2013
James O'Donnell

*	Director	March 28, 2013
Joseph A. Schottenstein

*	Director	March 28, 2013
Harvey L. Sonnenberg

*	Director	March 28, 2013
Allan J. Tanenbaum

*By:	/s/ Douglas J. Probst
Douglas J. Probst, (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of DSW Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of DSW Inc. and its subsidiaries (the "Company") as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years ended February 2, 2013, January 28, 2012, and January 29, 2011. We also have audited the Company's internal control over financial reporting as of February 2, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSW Inc. and its subsidiaries as of February 2, 2013, and January 28, 2012, and the results of their operations and their cash flows for the years ended February 2, 2013, January 28, 2012, and January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 3 to the consolidated financial statements, on May 26, 2011, Retail Ventures, Inc. (RVI) merged with and into DSW MS LLC (Merger Sub) with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of the Company. The merger was accounted for as a reverse merger with RVI as the accounting acquirer and the Company (the surviving legal entity) as the accounting acquiree.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
March 28, 2013

DSW INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011
(in thousands, except per share amounts)

	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$2,257,778	$2,024,329	$1,822,376
Cost of sales	(1,533,058)	(1,370,382)	(1,256,695)
Operating expenses	(481,797)	(448,583)	(396,107)
Change in fair value of derivative instruments	(6,121)	(53,914)	(49,014)
Operating profit	236,802	151,450	120,560
Interest expense	(894)	(11,804)	(13,506)
Interest income	4,705	2,623	3,239
Interest income (expense), net	3,811	(9,181)	(10,267)
Non-operating income	—	—	1,500
Income from continuing operations before income taxes	240,613	142,269	111,793
Income tax (provision) benefit	(95,427)	58,069	(59,973)
Income from continuing operations	145,186	200,338	51,820
Income from discontinued operations, net of tax - Value City Department Stores	—	183	2,733
Income (loss) from discontinued operations, net of tax - Filene’s Basement	1,253	(5,038)	3,895
Total income (loss) from discontinued operations, net of tax	1,253	(4,855)	6,628
Net income	146,439	195,483	58,448
Less: net income attributable to the noncontrolling interests	—	(20,695)	(40,654)
Net income, net of noncontrolling interests	$146,439	$174,788	$17,794

Basic and diluted earnings (loss) per share:
Basic earnings per share from continuing operations, net of noncontrolling interests	$3.27	$5.10	$0.52
Diluted earnings per share from continuing operations, net of noncontrolling interests	$3.20	$4.68	$0.52
Basic earnings (loss) per share from discontinued operations	$0.03	$(0.14)	$0.31
Diluted earnings (loss) per share from discontinued operations	$0.03	$(0.14)	$0.31
Basic earnings per share, net of noncontrolling interests	$3.30	$4.96	$0.83
Diluted earnings per share, net of noncontrolling interests	$3.23	$4.54	$0.82

Shares used in per share calculations:
Basic shares	44,423	35,220	21,438
Diluted shares	45,303	37,138	21,576

Income from continuing operations, net of tax and noncontrolling interests:
Income from continuing operations, net of tax and noncontrolling interests	$145,186	$179,643	$11,166
Income (loss) from discontinued operations, net of tax	1,253	(4,855)	6,628
Net income, net of noncontrolling interests	$146,439	$174,788	$17,794

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011
(in thousands)

	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$146,439	$195,483	$58,448
Less: net income attributable to the noncontrolling interests	—	(20,695)	(40,654)
Net income, net of noncontrolling interests	146,439	174,788	17,794

Other comprehensive (loss) income, net of tax:
Change in minimum pension liability, net of income tax expense (benefit) of $839, $645 and $(410), respectively	(413)	(2,503)	1,100
Unrealized gains (losses) on securities	141	(141)	—
Total other comprehensive (loss) income, net of tax	(272)	(2,644)	1,100
Total comprehensive income, net of noncontrolling interests	$146,167	$172,144	$18,894

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 2, 2013 and JANUARY 28, 2012
(in thousands)

	February 2, 2013	January 28, 2012
ASSETS
Cash and equivalents	$81,097	$79,003
Short-term investments	232,081	296,697
Accounts receivable, net	26,756	16,900
Accounts receivable from related parties	28	96
Inventories	393,794	334,390
Prepaid expenses and other current assets	20,637	24,448
Deferred income taxes	67,397	116,473
Total current assets	821,790	868,007

Property and equipment, net	300,313	235,726
Long-term investments	96,712	53,858
Goodwill	25,899	25,899
Deferred income taxes	9,443	15,653
Other assets	7,946	8,757
Total assets	$1,262,103	$1,207,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$150,461	$148,944
Accounts payable to related parties	1,651	2,304
Accrued expenses	123,199	126,998
Warrant liability	—	29,303
Total current liabilities	275,311	307,549

Other non-current liabilities	128,213	113,764

Commitments and contingencies	—	—

Shareholders’ equity:
Class A Common Shares, no par value; 170,000 authorized; 36,282 and 32,122 issued and outstanding, respectively	706,087	624,948
Class B Common Shares, no par value; 100,000 authorized; 8,730 and 11,170 issued and outstanding, respectively	165,939	171,864
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—
Retained earnings (Accumulated deficit)	16,991	(1,739)
Basis difference related to acquisition of common control entity	(21,680)	—
Accumulated other comprehensive loss	(8,758)	(8,486)
Total shareholders’ equity	858,579	786,587
Total liabilities and shareholders’ equity	$1,262,103	$1,207,900

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011
(in thousands)

	Number of Shares
	Class A Common Shares	Treasury Shares	Class A Common Shares	Treasury Shares	Retained Earnings/ (Accumulated Deficit)	Accumulated other comprehensive loss	Non-controlling Interests	Total
Balance, January 30, 2010	21,299	3	$313,147	$(59)	$(100,277)	$(6,942)	$197,421	$403,290
Income from continuing operations, net of tax	—	—	—	—	11,166	—	40,654	51,820
Income from discontinued operations, net of tax	—	—	—	—	6,628	—	—	6,628
Change in minimum pension liability, net of income tax benefit of $410	—	—	—	—	—	1,100	—	1,100
Non-cash capital contribution to subsidiary	—	—	(896)	—	—	—	—	(896)
Capital transactions of subsidiary	—	—	—	—	3,543	—	5,613	9,156
Stock-based compensation expense, before related tax effects	—	—	(495)	—	—	—	—	(495)
Net issuance of restricted shares	30	—	568	—	—	—	—	568
Exercise of stock options	16	—	187	—	—	—	—	187
Excess tax benefits related to stock exercises	—	—	458	—	—	—	—	458
Exercise of warrants	528	—	17,053	—	—	—	—	17,053
Balance, January 29, 2011	21,873	3	$330,022	$(59)	$(78,940)	$(5,842)	$243,688	$488,869

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011 (continued)
(in thousands)

	Number of Shares
	Class A Common Shares	Class B Common Shares	Treasury Shares	Class A Common Shares	Class B Common Shares	Treasury Shares	Retained Earnings/ (Accumulated Deficit)	Accumulated other comprehensive loss	Non-controlling Interests	Total
Balance, January 29, 2011	21,873	—	3	$330,022	$—	$(59)	$(78,940)	$(5,842)	$243,688	$488,869
Income from continuing operations, net of tax	—	—	—	—	—	—	179,643	—	20,695	200,338
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(4,855)	—	—	(4,855)
Change in minimum pension liability, net of income tax expense of $645	—	—	—	—	—	—	—	(2,503)	—	(2,503)
Unrealized losses on securities	—	—	—	—	—	—	—	(141)	—	(141)
Pre-merger share and shareholders’ equity activity:
Capital transactions of subsidiary	—	—	—	—	—	—	2,778	—	6,467	9,245
Net settlement of restricted shares	(10)	—	—	(345)	—	—	—	—	—	(345)
RVI stock-based compensation expense, before related tax effects	—	—	—	157	—	—	—	—	—	157
Exercise of RVI stock options, net of settlement of taxes	108	—	—	1,051	—	—	—	—	—	1,051
Exercise of warrant	96	—	—	4,579	—	—	—	—	—	4,579
Merger-related share and shareholders’ equity activity:
Purchase of noncontrolling interest	17,121	—	—	270,850	—	—	—	—	(270,850)	—
Exchange of Class A Common Shares for Class B Common Shares	(11,507)	11,507	—	(177,059)	177,059	—	—	—	—	—
Retirement of treasury shares	—	—	(3)	(59)		59				—
Fractional shares settled in cash	(1)	—	—	(28)	—	—	—	—	—	(28)
Cash settlement of RVI options and SARs	—	—	—	(7,000)	—	—	—	—	—	(7,000)
Stock-based compensation expense related to cash settled RVI options and SARs	—	—	—	255	—	—	—	—	—	255
RVI stock based compensation expense, before related tax effects	—	—	—	339	—	—	—	—	—	339
Post-merger share and shareholders’ equity activity:
DSW stock-based compensation expense, before related tax effects	—	—	—	4,099	—	—	—	—	—	4,099
Exercise of DSW stock options, net of settlement of taxes	248	—	—	4,301	—	—	—	—	—	4,301
Stock units granted	10	—	—	64	—	—	—	—	—	64
Vesting of restricted stock units, net of settlement of taxes	20	—	—	(121)	—	—	—	—	—	(121)
Excess tax benefits related to stock exercises	—	—	—	6,872	—	—	—	—	—	6,872
Exchange of Class B Common Shares for Class A Common Shares	337	(337)	—	5,195	(5,195)	—	—	—	—	—
Settlement of PIES with Class A Common Shares	3,827	—	—	181,776	—	—	—	—	—	181,776
Dividends paid and accrued ($2.30 per share)	—	—	—	—	—	—	(100,365)	—	—	(100,365)
Balance, January 28, 2012	32,122	11,170	—	$624,948	$171,864	—	$(1,739)	$(8,486)	—	$786,587
The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011 (continued)
(in thousands)

	Number of Shares
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares	Retained Earnings/ (Accumulated Deficit)	Basis difference related to acquisition of common control entity	Accumulated Other Comprehensive Loss	Total
Balance, January 28, 2012	32,122	11,170	$624,948	$171,864	$(1,739)	$—	$(8,486)	$786,587
Income from continuing operations, net of tax	—	—	—	—	145,186	—	—	145,186
Income from discontinued operations, net of tax	—	—	—	—	1,253	—	—	1,253
Change in minimum pension liability, net of income tax expense of $839	—	—	—	—	—	—	(413)	(413)
Unrealized gains on securities	—	—	—	—	—	—	141	141
Exercise of warrants	—	753	—	43,216	—	—	—	43,216
DSW stock-based compensation expense, before related tax effects	—	—	6,970	—	—	—	—	6,970
Exercise of DSW stock options, net of settlement of taxes	869	—	11,202	—	—	—	—	11,202
Stock units granted	27	—	1,110	—	—	—	—	1,110
Vesting of restricted stock units, net of settlement of taxes	71	—	(2,057)	—	—	—	—	(2,057)
Excess tax benefits related to stock exercises	—	—	14,773	—	—	—	—	14,773
Equity impact of Corporate Headquarters and Distribution Center Acquisition, net of taxes of $17,877	—	—	—	—	—	(21,680)	—	(21,680)
Exchange of Class B Common Shares for Class A Common Shares	3,193	(3,193)	49,141	(49,141)	—	—	—	—
Dividends paid ($2.87 per share)	—	—	—	—	(127,709)	—	—	(127,709)
Balance, February 2, 2013	36,282	8,730	$706,087	$165,939	$16,991	$(21,680)	$(8,758)	$858,579

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011
(in thousands)

	February 2, 2013	January 28, 2012	January 29, 2011
Cash flows from operating activities:
Net income	$146,439	$195,483	$58,448
Less: total (income) loss from discontinued operations, net of tax	(1,253)	4,855	(6,628)
Income from continuing operations	145,186	200,338	51,820

Adjustments to reconcile net income (loss) to net cash and equivalents provided by operating activities from continuing operations:
Amortization of debt issuance costs and discount on debt	201	5,086	3,748
Depreciation and amortization	57,801	51,237	48,262
Capital transactions of subsidiary	—	2,778	3,543
DSW and RVI stock-based compensation expense	8,080	4,914	(495)
Deferred income taxes	85,168	(104,818)	(2,010)
Change in fair value of derivative instruments	6,121	53,914	49,014
Loss on disposal of long-lived assets	1,943	1,512	1,622
Impairment of long-lived assets	—	1,626	—
Impairment of lease	5,984	3,394	—
Excess tax benefits related to stock exercises	(14,773)	(6,872)	(458)
Amortization of investment discounts and premiums	6,834	5,760	3,035

Change in working capital, other assets and liabilities:
Accounts receivable, net	(9,382)	(3,810)	(6,523)
Inventories	(59,404)	(25,377)	(46,729)
Prepaid expenses and other current assets	3,811	6,452	(12,917)
Accounts payable	2,793	(1,909)	26,986
Accrued expenses	(3,157)	11,260	(4,156)
Other	21,358	8,698	12,244
Net cash and equivalents provided by operating activities from continuing operations	258,564	214,183	126,986

Cash flows from investing activities:
Cash paid for property and equipment	(102,034)	(74,707)	(46,735)
Cash paid for property and equipment related to acquisition of common control entity	(32,443)	—	—
Purchases of available-for-sale investments	(44,790)	(186,570)	(27,957)
Purchases of held-to-maturity investments	(309,032)	(207,194)	(274,425)
Maturities and sales of available-for-sale investments	160,332	150,244	77,009
Maturities of held-to-maturity investments	207,408	178,808	96,011
Activity related to equity investment - related party	1,151	(199)	199
Purchase of tradenames	—	—	(225)
Net cash and equivalents used in investing activities from continuing operations	(119,408)	(139,618)	(176,123)

Cash flows from financing activities:
Loan proceeds from related party loan	—	11,000	—
Payment of related party loan	—	(11,000)	—
Proceeds from exercise of RVI and DSW stock options	15,556	5,352	187
Shares withheld to satisfy income tax withholdings for restricted stock unit vesting and option exercises	(6,411)	—	—
Cash settlement of RVI options and SARs	—	(7,000)	—
Debt issuance costs	—	(2,625)	(783)
Cash paid for fractional shares	—	(28)	—
Proceeds from the exercise of warrants	7,792	995	—
Dividends paid	(129,215)	(98,859)	—
Basis difference related to acquisition of common control entity	(39,557)	—	—
Excess tax benefits related to stock exercises	14,773	6,872	458
Net cash and equivalents used in financing activities from continuing operations	(137,062)	(95,293)	(138)

Cash flows from discontinued operations:
Operating activities	—	605	6,628
Net increase in cash and equivalents from discontinued operations	—	605	6,628

Net increase (decrease) in cash and equivalents from continuing operations	2,094	(20,728)	(49,275)
Cash and equivalents, beginning of period	79,003	99,126	141,773
Cash and equivalents, end of period	$81,097	$79,003	$99,126

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	—	$7,291	$9,523
Cash paid during the period for income taxes	$8,583	$27,304	$82,098
Proceeds from construction and tenant allowances	$16,421	$9,840	$5,375

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$7,388	$9,708	$7,522
Adjustment to capital contribution to subsidiary	—	—	$(896)
Settlement of PIES with Class A Common Shares	—	$181,776	—
Additional paid in capital transferred from warrant liability due to warrant exercises	$35,424	$3,584	$17,053
Dividends accrued	—	$1,506	—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OPERATIONS

Business Operations- DSW and its wholly owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. DSW Class B Common Shares are not listed on a stock exchange but are exchangeable for Class A Common Shares at the election of the shareholder.

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment (previously known as the leased business division segment). DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women and men. As of February 2, 2013, DSW operated a total of 364 stores located in 41 states, the District of Columbia and Puerto Rico. During fiscal 2012, 2011 and 2010, DSW opened 39, 17 and 9 new DSW stores, respectively, and closed 1, 2 and 4 DSW stores, respectively.

DSW separates its merchandise into four primary categories: women's footwear; men's footwear; athletic footwear; and accessories and other. The following table sets forth the approximate percentage of DSW segment sales attributable to each merchandise category for the periods presented:

	Fiscal years ended
Category	February 2, 2013	January 28, 2012	January 29, 2011
Women’s	65%	66%	66%
Men's	16%	15%	15%
Athletic	12%	12%	13%
Accessories and Other	7%	7%	6%

DSW also operates shoe departments for three retailers through its Affiliated Business Group segment. As of February 2, 2013, DSW supplied merchandise to 260 Stein Mart stores, 83 Gordmans stores and one Frugal Fannie’s store. During fiscal 2012, 2011 and 2010, DSW added 19, 20 and 6 new shoe departments, respectively, and ceased operations in 11, 36 and 9 shoe departments, respectively. The increase in shoe department closures in fiscal 2011 was due to the bankruptcy and subsequent closure of Filene's Basement and Syms stores in December 2011. DSW owns the merchandise and the fixtures, records sales of merchandise, net of returns through period end and excluding sales tax, and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent, which is included in cost of sales as occupancy expense. Affiliated Business Group segment sales represented 5.9%, 7.5% and 7.8% of total net sales for fiscal 2012, 2011 and 2010, respectively.

2.	SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year- The Company’s fiscal year ends on the Saturday nearest January 31. The periods presented in these financial statements are the fiscal years ended February 2, 2013 ("fiscal 2012"), January 28, 2012 ("fiscal 2011") and January 29, 2011 ("fiscal 2010"). Fiscal 2012 consisted of 53 weeks while fiscal 2011 and 2010 each consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, customer loyalty program reserve, recoverability of long-lived assets and intangible assets, litigation reserves, exit and disposal obligations and establishing reserves for self-insurance. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Principles of Consolidation- The consolidated financial statements include the accounts of DSW and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Sales and Revenue Recognition- Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns through period end, exclude sales tax and are not recognized until collectibility is reasonably assured. For sales through the dsw.com sales channel, DSW defers revenue representing a time lag for shipments to be received by the customer.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from shipping and handling is in net sales while the related costs are included in cost of sales. Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote.

As of February 2, 2013, DSW supplies footwear, under supply arrangements, to three other retailers through its Affiliated Business Group. Sales for these affiliated businesses are net of returns through period end and exclude sales tax, as reported by the lessor, and are included in net sales.

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

Stock-Based Compensation- DSW recognizes compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award for the awards that actually vest in accordance with Accounting Standard Codification ("ASC") 718, Compensation – Stock Compensation. For stock options, the fair value of options granted is estimated on the date of grant using the Black-Scholes pricing model. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods. The compensation costs, net of estimated forfeitures, are included in operating expenses in the consolidated statements of operations. Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Compensation cost is measured at fair value on the grant date and recorded over the vesting period, net of estimated forfeitures. Fair value is determined by multiplying the number of units granted by the grant date market price.

New Store Costs- Costs associated with the opening of stores are expensed as incurred. New store costs, primarily pre-opening rent and marketing expenses, were $16.0 million, $6.7 million and $2.8 million for fiscal 2012, 2011 and 2010, respectively. New store costs primarily fluctuate with changes in the number of store openings.

Marketing Expense- The production cost of television advertising is expensed when the advertising first takes place. All other marketing costs are expensed as incurred. Marketing costs were $55.9 million, $50.9 million and $46.5 million in fiscal 2012, 2011 and 2010, respectively.

Other Operating Income- Other operating income consists primarily of income from consignment sales, income from gift card breakage and insurance proceeds and is included in operating expenses in the statement of operations. The amount recorded in fiscal 2012, 2011 and 2010 was $14.5 million, $7.8 million and $11.0 million, respectively. An award of damages of $5.3 million is included in other operating income in fiscal 2012. See Note 15 for a discussion of the award of damages.

Non-operating Income- Non-operating income includes realized gains on disposition of investments.

Income Taxes- Income taxes are accounted for using the asset and liability method. DSW is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which DSW does business. In making these estimates, income is adjusted based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on DSW’s balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. DSW succeeded to RVI’s tax attributes as a result of the Merger.

Consistent with its historical financial reporting, DSW has elected to classify interest expense related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than as part of income tax

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense. DSW will continue to classify income tax penalties as part of operating expenses in its consolidated statements of operations.

Discontinued Operations- As a result of RVI’s disposition of Filene’s Basement during fiscal 2009, any changes to the gain on disposal of Filene’s Basement operations are included in discontinued operations. As a result of RVI’s disposition of an 81% ownership interest in its Value City business during fiscal 2007, changes to the loss on disposal of Value City are also included in discontinued operations. Any changes in the carrying value of assets with residual interest in the discontinued business are classified within continuing operations. See Note 3 for a discussion of discontinued operations.

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

Earnings Per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options and restricted stock units. In previous periods, there was also potential dilution of common shares from stock appreciation rights, warrants and PIES. See Note 5 for a detailed discussion of earnings per share.

Financial Instruments- The following assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Equivalents- Cash and equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Amounts due from banks for credit card transactions totaled $13.0 million and $12.6 million as of February 2, 2013 and January 28, 2012, respectively. The carrying amounts of cash and equivalents approximate fair value. The Company also reviews cash balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a bank. The Company reclassifies book overdrafts, if any, to accounts payable.

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

The Company evaluates its investments for impairment and whether impairment is other-than-temporary at each balance sheet date. In fiscal 2010, the Company recognized realized gains of $1.5 million for the sale of a fully impaired auction rate security as non-operating income. Please see Note 11 for additional discussion of the Company’s investments.

Accounts Receivable- Accounts receivable are classified as current assets because the average collection period is generally shorter than one year. Accounts receivable are primarily construction and tenant allowance receivables from landlords and receivables from DSW's affiliated business partners. The carrying amount approximates fair value because of the relatively short average collection period of the instruments.

Derivative Financial Instruments- In accordance with ASC 815, Derivatives and Hedging, DSW, and prior to the Merger, RVI, recognized all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values were recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of February 2, 2013 or January 28, 2012. DSW does not hold or issue derivative financial instruments for trading purposes. DSW, and prior to the Merger, RVI, estimated the fair values of derivatives based on the Black-Scholes pricing model using current market information.

The embedded exchange feature of the Premium Income Exchangeable Securities ("PIES") was accounted for as a derivative, which was recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addressed the variations in the fair value of the obligation to settle the PIES when the market value exceeded or was less than the threshold appreciation price. See Note 12 for a detailed discussion of the Company’s derivative financial instruments.

Concentration of Credit Risk- Financial instruments, which principally subject the Company to concentration of credit risk,

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consist of cash and equivalents and investments. The Company invests excess cash when available through financial institutions in money market accounts and short-term and long-term investments. At times, such amounts invested through banks may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits, and the Company mitigates the risk by utilizing multiple banks.

Concentration of Vendor Risk- During fiscal 2012, 2011 and 2010, merchandise supplied to the Company by three key vendors accounted for approximately 18%, 19% and 20% of net sales, respectively.

Fair Value- Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, DSW classifies its fair value measurements under the following fair value hierarchy:

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

Fiscal years ended	Balance at Beginning of the Period	Charged to Expense	Deductions	Balance at End of the Period
	(in thousands)
February 2, 2013	$555	—	(256)	$299
January 28, 2012	714	532	(691)	555
January 29, 2011	5,343	183	(4,812)	714

Inventories- Merchandise inventories are stated at lower of cost or market, determined using the retail inventory method. The retail inventory method is used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Markdowns establish a new cost basis for inventory. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in the newly established cost basis. Markdowns require management to make assumptions regarding customer preferences, fashion trends and consumer demand.

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

Property and Equipment- Property and equipment are stated at cost less accumulated depreciation determined by the straight-line method over the expected useful life of assets. The straight-line method is used to amortize such capitalized costs over the lesser of the expected useful life of the asset or the life of the lease. The estimated useful lives by class of asset are:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buildings	39 years
Furniture, fixtures and equipment	3 to 10 years
Building and leasehold improvements	3 to 20 years or the lease term if that is shorter than the normal life of the asset

Asset Impairment and Long-Lived Assets- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. The Company expensed $1.6 million in fiscal 2011 for identified assets where the recorded value could not be supported by projected future cash flows. The impairment charges in fiscal 2011 were recorded in other. There were no impairment charges in fiscal 2012 or 2010.

Goodwill- Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. Goodwill is tested for impairment at least annually. Management evaluates the fair value of the reporting unit using market-based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. Several factors could result in an impairment charge such as failure to achieve sufficient levels of cash flow at the reporting unit level or a significant and sustained decline in DSW’s stock price. Significant judgment is necessary to determine the underlying cause of the decline and whether stock price declines are related to the market or specifically to DSW. DSW has never recorded a goodwill impairment. As of both February 2, 2013 and January 28, 2012, the balance of goodwill related to the DSW stores was $25.9 million.

Tradenames and Other Intangible Assets, Net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames at the time of RVI’s acquisition of DSW. As of both February 2, 2013 and January 28, 2012, the gross balance of tradenames was $13.0 million. As of February 2, 2013 and January 28, 2012, the average useful lives of tradenames were 12 years and 14 years, respectively. Accumulated amortization for tradenames was $12.6 million and $11.8 million as of February 2, 2013 and January 28, 2012, respectively. Amortization expense for fiscal 2012 was $0.8 million. Future amortization expense associated with the net carrying amount of intangible assets as of February 2, 2013 will be $0.3 million in fiscal 2013 and less than $0.1 million in each of fiscal 2014 and fiscal 2015.

Equity Investments- The Company accounts for equity investments using the equity method of accounting when it exercises significant influence over the investment. If the Company does not exercise significant influence, the Company accounts for the investment using the cost method of accounting.

Self-insurance Reserves- The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Estimates for health and welfare, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability, as well as on an aggregate annual basis. The self-insurance reserves were $3.5 million and $0.2 million as of February 2, 2013 and January 28, 2012, respectively. The increase in the self-insurance reserves was due to the elimination of the health and welfare insurance trust.

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

Legal Proceedings and Claims- The Company is involved in various legal proceedings that are incidental to the conduct of its business. DSW estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. DSW records its best estimate of a loss when the loss is considered probable, including an estimate of legal fees to be incurred. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the claim. See Note 15 for a discussion of legal proceedings.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the noncancelable terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. Deferred rent is included in other non-current liabilities.

Construction and Tenant Allowances- DSW receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the noncancelable terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in other non-current liabilities.

Exit and Disposal Obligations- DSW records a reserve when a store or office facility is abandoned due to closure or relocation. Using its credit-adjusted risk-free rate to present value the liability, DSW estimates future lease obligations based on remaining lease payments, estimated or actual sublease payments and any other relevant factors. On a quarterly basis, DSW reassesses the reserve based on current market conditions. See Note 15 for a discussion of exit and disposal obligations.

Accumulated Other Comprehensive Loss- Accumulated other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

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

Comprehensive Income- In June 2011, the FASB issued an update to existing guidance related to the presentation of comprehensive income. The main provisions of this update provide that an entity that reports other comprehensive income has the option to present comprehensive income in either one continuous or two consecutive financial statements. The first option is a single statement that must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income. The second option is a two statement approach, in which an entity must present the components of net income and total net income in the first statement and that statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This update was effective for interim and annual periods beginning after December 15, 2011. In November 2011, the FASB issued a proposed update to indefinitely defer the requirement to present reclassification adjustments in the statement of operations. The Company elected to present a single statement of operations and comprehensive income for quarterly reporting and separate statements for annual reports beginning in the first quarter of fiscal 2012.

In February 2013, the FASB issued an update to existing guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. This update is effective for fiscal years beginning after December 15, 2012. The Company currently does not expect the adoption of this update to affect its consolidated financial statements, but this update will likely result in additional disclosure.

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. This update was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update in the first quarter of fiscal 2012 did not affect the Company's consolidated financial statements.

Intangible Assets- In July 2012, the FASB issued an update to existing guidance related to impairment testing for indefinite-lived intangible assets. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity no longer will be required to test the fair value of an intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is effective for interim and annual periods beginning after September 15, 2012. The adoption of this update in the fourth quarter of fiscal 2012 did not affect the Company's consolidated financial statements.

3.	MERGER WITH RETAIL VENTURES, INC. AND DISCONTINUED OPERATIONS

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

The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW (the surviving legal entity) as the accounting acquiree. As this was a common control transaction under ASC 805, Business Combinations, the Merger was accounted for as an equity transaction in accordance with ASC 810, Consolidation as the acquisition of a noncontrolling interest, and purchase accounting was not applied. As a result, there was no adjustment to RVI's historical cost carrying amounts of assets and liabilities reflected in the accompanying balance sheet. For financial reporting purposes, the Merger was accounted for as if the following transactions took place:

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

Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information was retrospectively recast in fiscal 2011 for the following matters:

•	Share and per share information- DSW recast all RVI historical share and per share information, including earnings per share, to reflect the exchange ratio of 0.435 for periods prior to the Merger.

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fiscal 2011 and 2010 reduction of the loss of $0.2 million and $2.7 million, respectively, was due to revaluations of guarantees due to the passage of time, payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the liability would be incurred.

Filene’s Basement- On April 21, 2009, RVI disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc., and that entity subsequently filed for bankruptcy ("2009 Filene's Basement bankruptcy"). On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. In this note, references to “Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms.

On November 3, 2009, the Bankruptcy Court for the District of Delaware approved a settlement agreement that RVI and DSW entered into with Filene's Basement and the Official Committee of Unsecured Creditors. RVI also assumed the rights and obligations related to and agreed to indemnify Filene’s Basement with regard to certain matters arising out of the Filene’s Basement defined benefit pension plan. Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties. The combined companies received distributions from the debtors’ estates of $1.2 million and $6.3 million in fiscal 2011 and 2010, respectively. As of both February 2, 2013 and January 28, 2012, DSW had a guaranteed lease liability of less than $0.1 million related to leases not assumed by Syms.

The fiscal 2012 gain of $1.3 million and fiscal 2011 loss of $5.0 million, respectively, were related to guaranteed lease obligations, and fiscal 2011 also included a distribution from the 2009 Filene's Basement bankruptcy debtors' estates. See Note 15 for additional disclosure regarding the guaranteed lease obligations related to the 2011 bankruptcy filing of Syms and Filene's Basement. The fiscal 2010 gain of $3.9 million was due to the initial distribution from the 2009 Filene's Basement bankruptcy debtors' estates.

4.	RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of February 2, 2013, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW board of directors, and members of his family, beneficially owned approximately 20% of DSW’s outstanding Common Shares representing approximately 66% of the combined voting power of DSW’s outstanding Common Shares. As of February 2, 2013, the Schottenstein Affiliates beneficially owned 0.5 million Class A Common Shares and 8.7 million Class B Common Shares.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DSW leases certain store locations and its fulfillment center from Schottenstein Affiliates. Accounts receivable from and payables to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. These related party balances as of February 2, 2013 and January 28, 2012, were related party receivables of less than $0.1 million and $0.1 million, respectively, and as of February 2, 2013 and January 28, 2012 were related party payables of $1.7 million and $2.3 million, respectively.

Corporate Office Headquarters and Distribution Center Acquisition- On October 31, 2012, DSW entered into an agreement of purchase and sale (the “Purchase Agreement”) with 4300 East Fifth Avenue LLC, an Ohio limited liability company, 4300 Venture 34910 LLC, a Delaware limited liability company, and 4300 Venture 6729 LLC, a Delaware limited liability company (each a “Seller” and collectively “Sellers”, which are all Schottenstein Affiliates), pursuant to which DSW acquired on November 1, 2012 all of the Sellers' ownership interest in 810 AC LLC, an Ohio limited liability company (the “Acquisition”). Prior to the closing of the Acquisition, Sellers transferred certain Properties (as defined in the Purchase Agreement) to 810 AC LLC, portions of which Properties were previously leased by DSW for its corporate office headquarters, its distribution center and a trailer parking lot. DSW expects certain portions of the Properties to continue to be leased by unrelated and related parties. As consideration for the Acquisition, DSW paid to Sellers $72 million in cash, subject to credits and adjustments as provided in the Purchase Agreement.

On November 1, 2012, in connection with the completion of the Acquisition, 4300 East Fifth Avenue LLC and DSW's wholly owned subsidiary, 810 AC LLC, entered into a cost sharing agreement (the “Cost Sharing Agreement”) pursuant to which DSW will contribute $3 million to the cost of replacing the roof of a building on the Properties, with the remainder of the costs being contributed by the Sellers. Also on November 1, 2012, 810 AC LLC and Schottenstein Property Group, LLC, an Ohio limited liability company (“SPG”) which is a Schottenstein Affiliate, entered into a management agreement (the “Management Agreement”) pursuant to which SPG will provide management, operation, repair, maintenance, replacement, and supervision services with respect to the properties that are the subject of the Management Agreement, collect rent from other tenants and provide other landlord services with respect to such tenants. SPG had previously managed the Properties. As compensation, DSW will pay SPG 4% of rents, or approximately $0.2 million on an annual basis, collected from lessees of certain portions of the Properties, plus reimbursement for certain costs pursuant to the Management Agreement. The term of the Management Agreement is three years, with automatic one year extensions after the initial term. The Management Agreement can be terminated by either party with 60 days notice.

Since each of the Sellers and SPG are Schottenstein Affiliates, the audit committee of DSW's board of directors reviewed and approved the Purchase Agreement, the Acquisition, the Cost Sharing Agreement, and the Management Agreement, consistent with DSW's related party transaction policy and determined that the transaction was fair and reasonable for the properties. As this was a transaction between entities under common control, as provided by ASC 805, Business Combinations, there was no adjustment to the historical cost carrying amounts of assets transferred to DSW. The difference between the historical cost carrying amounts and the consideration of $72 million transferred was an equity transaction. DSW also reduced the cost basis of the assets by the balance of tenant allowances and deferred rent recorded related to the properties. DSW received a step-up of tax basis to $72 million and the resulting tax effect, the difference between the financial reporting basis and tax basis, was recorded to equity. Over the life of the assets, the difference between book depreciation and tax depreciation will continue to be recorded as an equity transaction. The following table highlights the key financial statement line items impacted by the transaction:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact on Consolidated Financial Statements	Amount	Financial Statement Section/Line item
Impact on the Consolidated Statement of Cash Flows:	(in thousands)
Historical cost carrying amount	$(32,443)	Net cash and equivalents used in investing activities from continuing operations
Equity impact of Corporate Headquarters and Distribution Center Acquisition	(39,557)	Net cash and equivalents used in financing activities from continuing operations
Total cash transferred to the Sellers	$(72,000)

Impact on the Consolidated Balance Sheet:
Historical cost carrying amount	$32,443
Less: Tenant allowances and deferred rent	(8,310)
Total net book value of assets recorded	$24,133	Property and equipment, net

Impact on the Consolidated Statement of Shareholders' Equity:
Equity impact of Corporate Headquarters and Distribution Center Acquisition	$(39,557)
Tax Impact of Corporate Headquarters and Distribution Center Acquisition	17,877
Basis difference related to acquisition of common control entity	$(21,680)	Acquisition of common control entity

Prior to the transfer of the buildings to DSW, lease payments by DSW for the buildings were $2.6 million, $4.3 million, $3.1 million for fiscal 2012, 2011 and 2010, respectively.

SEI Loan Agreement- On February 8, 2011, RVI and SEI, Inc. (“SEI”), a Schottenstein Affiliate, entered into a Loan Agreement (the “Loan Agreement”) pursuant to which SEI made available to RVI a revolving credit facility, to fund its operations prior to the Merger, in the principal amount not to exceed $30.0 million (the “RVI Credit Facility”). Upon execution of the Loan Agreement, RVI also paid an up-front commitment fee of 8.75% of the maximum loan amount, $2.625 million, to SEI, which was approved by the RVI board of directors prior to the Merger.

All outstanding principal and accrued but unpaid interest under the RVI Credit Facility became due and payable after the closing of the Merger. DSW repaid RVI’s borrowings of $11.0 million under the RVI Credit Facility on May 31, 2011. The consolidated statements of operations include interest expense of $0.1 million related to the borrowings under the RVI Credit Facility. In fiscal 2011, DSW fully amortized the up-front commitment fee of $2.625 million.

Equity Investment- In fiscal 2009, DSW made an equity investment of $1.2 million in an entity in which the majority interest was held by a Schottenstein Affiliate. DSW contributed $0.2 million in fiscal 2011 and received a return of capital of $0.2 million in fiscal 2010. In fiscal 2012, DSW received a return of capital of $1.2 million when the investment was sold to a third party. The investment was accounted under cost method accounting. There was no statement of operations impact in fiscal 2012, 2011 or 2010 related to this investment.

Other- Purchases and services from related parties were $1.3 million, $1.1 million and $0.4 million in fiscal 2012, 2011 and 2010, respectively.

5.	EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. For periods prior to the Merger, share count was determined by adjusting all historical RVI shares by the exchange ratio of 0.435. Diluted earnings per share reflects the potential dilution of common shares adjusted, related to outstanding RVI stock options and stock appreciation rights ("SARs") (prior to the Merger), outstanding DSW stock options and restricted stock units ("RSUs") (after the Merger) and warrants (through exercise date) calculated using the treasury stock method. As PIES were exchangeable for DSW Class A Common Shares, they were included as potentially dilutive instruments based on the DSW common share price, after the Merger and before the settlement. For all periods presented, where there was a loss in fair value of warrants (prior to and after the Merger) and PIES (after the Merger), the loss was

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in the calculation of the net income and the corresponding shares were excluded from the diluted share count, if the effect was anti-dilutive.

The following is a reconciliation of the net income used in the calculation of diluted earnings per share computations for the periods presented for net income from continuing operations, net of noncontrolling interests:

	Fiscal years ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Net income from continuing operations, net of noncontrolling interests for basic earnings per share	$145,186	$179,643	$11,166
Less: (gain) in fair value of PIES, net of tax effected interest expense, amortization of debt discount and amortization of deferred financing fees	—	(6,019)	—
Net income from continuing operations, net of noncontrolling interests for diluted earnings per share	$145,186	$173,624	$11,166

The following is a reconciliation of the net income used in the calculation of diluted earnings per share computations for the periods presented for net income, net of noncontrolling interests:

	Fiscal years ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Net income, net of noncontrolling interests for basic earnings per share	$146,439	$174,788	$17,794
Less: (gain) in fair value of PIES, net of tax effected interest expense, amortization of debt discount and amortization of deferred financing fees	—	(6,019)	—
Net income, net of noncontrolling interests for diluted earnings per share	$146,439	$168,769	$17,794

The following is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Fiscal years ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Weighted average shares outstanding	44,423	35,220	21,438
Assumed exercise of dilutive DSW stock options	752	555	—
Assumed exercise of dilutive DSW RSUs	128	110	—
Assumed exercise of dilutive RVI stock options & SARs	—	65	138
Assumed exercise of dilutive PIES	—	1,188	—
Number of shares for computation of diluted earnings per share	45,303	37,138	21,576

Options and RSUs- For fiscal 2012, 2011 and 2010, the amount of securities that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.3 million, 0.3 million and 0.1 million, respectively.

PIES- For the fiscal 2011, the assumed exercise of 1.2 million common shares that would convert upon redemption of the PIES were included in the calculation of dilutive shares as the effect was dilutive. The total amount of common shares that would convert upon redemption of the PIES based on the average of DSW's share prices was 3.8 million, but the assumed conversion was prorated as the PIES were only included in the calculation of earnings per share after the Merger.

Warrants- Warrants were anti-dilutive for all periods presented and were not included in the calculation of diluted shares for those certain periods. For fiscal 2012, 2011 and 2010, the assumed exercise of warrants for 0.1 million, 0.6 million and 0.8 million     Common Shares, respectively, were not included in the calculation of shares as the effect would have been anti-

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dilutive. There were no warrants outstanding as of February 2, 2013.

Shareholders' Equity- On June 18, 2012, DSW announced that its Board of Directors authorized the Company to repurchase up to $100 million of DSW Common Shares over the next twelve months. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its Common Shares under the program. As of February 2, 2013, DSW has not made any repurchases under this program.

6.	STOCK-BASED COMPENSATION

DSW Stock-Based Compensation Plan- The DSW 2005 Equity Incentive Plan (“the DSW Plan”) provides for the issuance of equity awards to purchase up to 7.6 million common shares. The DSW Plan covers stock options, restricted stock units and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the DSW Plan generally remain exercisable for a period of 10 years from the date of grant. Prior to fiscal 2005, DSW did not have a stock option plan or any equity units outstanding. Prior to the Merger, RVI accounted for all DSW share and stock-based compensation activity as a capital transaction of a subsidiary.

Stock Options- The majority of the Company’s stock-based compensation awards are granted on an annual basis in the first quarter of each year. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares. The expected term of options granted is derived from historical data on DSW stock option exercises. The dividend yield assumption is based on DSW's expectation of future dividend payouts. DSW granted its first dividends in the third quarter of fiscal 2011. Forfeitures of options are estimated at the grant date based on historical rates of DSW’s stock option activity and reduce the compensation expense recognized.

The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for DSW options granted in each of the periods presented:

	Fiscal years ended
Assumptions:	February 2, 2013	January 28, 2012	January 29, 2011
Risk-free interest rate	1.2%	2.4%	2.5%
Annual volatility of DSW common stock	56.2%	55.1%	56.9%
Expected option term	5.5 years	5.9 years	4.9 years
Dividend yield	1.2%	0.0%	0.0%

DSW expensed $5.5 million, $5.1 million and $3.7 million, respectively, in fiscal 2012, 2011 and 2010 related to stock options. The weighted average grant date fair value of each stock option granted in fiscal 2012, 2011 and 2010 was $25.17, $20.55 and $13.40 respectively. In connection with the special dividends paid on October 26, 2012 and September 30, 2011, DSW adjusted its outstanding stock options under the anti-dilution provision by decreasing the grant price and increasing the number of shares to make the optionee whole as required under the DSW plan. As of February 2, 2013, the total compensation cost related to unvested options not yet recognized was approximately $14.4 million, with a weighted average expense recognition period remaining of 2.1 years. The following tables summarize DSW’s stock option activity and related per share weighted average exercise prices (“WAEP”), weighted average remaining contract life and aggregate intrinsic value (shares and intrinsic value in thousands):

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal years ended
	February 2, 2013		January 28, 2012		January 29, 2011
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	2,508	$22.43	2,657	$20.04	2,504	$18.20
Granted	337	$54.94	363	$38.11	522	$26.56
RVI options converted	—		73	$26.27	—
Increase in options from dividend adjustment	64		114		—
Exercised	(1,002)	$19.24	(545)	$17.24	(236)	$14.35
Forfeited	(60)	$31.64	(154)	$21.03	(133)	$21.26
Outstanding end of year	1,847	$29.00	2,508	$22.43	2,657	$20.04
Options exercisable end of year	630	$25.52	1,125	$22.64	1,029	$22.25

As of February 2, 2013:	Shares	WAEP	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Options exercisable	630	$25.52	4.6 years	$26,485
Options expected to vest	1,059	$31.19	7.6 years	$38,517
Options vested and expected to vest	1,689	$29.07	6.5 years	$65,002

Year of Grant	Range of Exercise Prices		Weighted Average Remaining Contract Life	Options Outstanding			Options Exercisable
	Min	Max		Options Outstanding	WAEP	Aggregate Intrinsic Value	Options Exercisable	WAEP	Aggregate Intrinsic Value
2005 - expire in 2015	$17.67	$22.23	2.4 years	134	$17.76	$6,689	134	$17.76	$6,689
2006 - expire in 2016	$25.86	$29.00	3.6 years	49	$26.12	2,025	49	$26.12	2,025
2007 - expire in 2017	$20.84	$39.88	4.2 years	202	$39.68	5,627	202	$39.68	5,627
2008 - expire in 2018	$7.66	$18.30	5.2 years	196	$12.15	10,841	91	$12.37	5,024
2009 - expire in 2019	$9.30	$13.99	6.2 years	292	$9.40	16,987	55	$9.32	3,192
2010 - expire in 2020	$24.67	$24.75	7.1 years	348	$24.71	14,905	69	$24.71	2,944
2011 - expire in 2021	$34.86	$45.41	8.1 years	285	$34.96	9,289	29	$34.92	973
2012 - expire in 2022	$49.13	$59.43	9.1 years	341	$53.34	4,847	1	$49.13	11
Total	$7.66	$59.43	6.5 years	1,847	$29.00	$71,210	630	$25.52	$26,485

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $41.7 million, $14.5 million and $4.6 million, respectively. The total fair value of options that vested during fiscal 2012, 2011 and 2010 was $4.8 million, $4.9 million and $4.2 million, respectively.

Restricted Stock Units ("RSUs")- DSW expensed $1.5 million, $1.2 million and $0.3 million, respectively, in fiscal 2012, 2011 and 2010 related to restricted stock units. The weighted average exercise price for all restricted stock units is zero. The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise price. The total intrinsic value of restricted stock units that vested during fiscal 2012, 2011 and 2010 was $5.6 million, $2.4 million and $1.0 million, respectively. The total fair value of restricted stock units that vested during fiscal 2012, 2011 and 2010 was $1.2 million, $0.8 million and $0.6 million, respectively. As of February 2, 2013, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $4.0 million with a weighted average expense recognition period remaining of 2.4 years.

In connection with the special dividends paid on October 26, 2012 and September 30, 2011, DSW issued forfeitable dividend equivalent units under the anti-dilution provision to make the grantee whole as required under the DSW plan. DSW also modified its restricted stock unit awards to grant forfeitable dividend equivalent units for the quarterly dividends resulting in immaterial incremental compensation expense.

The following tables summarize DSW’s restricted stock unit activity and weighted average grant date fair value (“GDFV”) for the periods presented and aggregate intrinsic value (units and intrinsic value in thousands):

	Fiscal years ended
	February 2, 2013		January 28, 2012		January 29, 2011
	Units	GDFV	Units	GDFV	Units	GDFV
Outstanding beginning of year	273	$18.65	276	$14.97	267	$12.61
Granted	57	$54.95	67	$38.35	59	$26.56
Vested	(104)	$11.71	(55)	$14.07	(39)	$16.17
Forfeited	(8)	$33.64	(15)	$22.27	(11)	$14.80
Outstanding end of year	218	$30.78	273	$18.65	276	$14.97

			Weighted Average	Aggregate
			Remaining	Intrinsic
As of February 2, 2013:	Units	GDFV	Contract Life	Value
Restricted stock units expected to vest	167	$30.78	1.5 years	$11,313

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. During fiscal 2012, 2011 and 2010, DSW expensed $1.1 million, $1.0 million and $0.9 million respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. Each non-employee director is granted stock units based on the fair market value of DSW Class A Common Shares on the date of the annual meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors’ compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. For new grants beginning in fiscal 2012, directors were given the option to exercise their units at a specified point in the future or upon completion of service. Stock units granted to directors, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. The following table summarizes DSW’s director stock unit activity (units in thousands):

	Fiscal years ended
	February 2, 2013	January 28, 2012	January 29, 2011
Outstanding beginning of year	192	161	129
Granted	27	31	32
Exercised	(61)	—	—
Outstanding end of year	158	192	161

RVI Stock-Based Compensation Plan- Historically, both DSW and RVI issued stock-based compensation under their respective plans. After the Merger, DSW either cash settled or converted all outstanding units and options under the RVI 2000 Stock Incentive Plan (“the RVI Plan”) to be exercisable for DSW Class A Common Shares. At the date of the Merger, all RVI stock options and Stock Appreciation Rights (“SARs”) granted to directors immediately vested resulting in compensation expense of $0.3 million. At the election of each option holder, options and SARs were either paid in cash at a value equal to the RVI share price at close of the market on May 25, 2011 less the exercise price, or converted to be exercisable for DSW Class A

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Shares adjusted for the exchange ratio of 0.435. Immediately after the Merger, DSW paid $7.0 million related to the settlement of these options and SARs, which was treated as a reduction of additional paid in capital, and converted the remaining RVI options to options exercisable for DSW Class A Common Shares. DSW recorded additional stock-based compensation expense of $0.3 million related to the cash settled options and SARs as the fair value the recipient received was greater than the option they held. The converted options are included in the DSW Plan section above. The RVI stock-based compensation instruments were adjusted retrospectively for the conversion ratio. Excluding the converted options, the DSW Plan was otherwise not affected as a result of the Merger.

The RVI Plan provided for the issuance of stock options to purchase up to 13.0 million common shares (which represent 5.7 million DSW Common Shares factoring in the exchange ratio of 0.435 pursuant to the Merger) or the issuance of restricted stock to management, key employees of RVI and affiliates, consultants (as defined in the RVI Plan), and directors of RVI.

Stock Options- Excluding any expense related to the Merger, RVI expensed $0.1 million and $0.5 million in fiscal 2011 and 2010 related to stock options.

Stock Appreciation Rights ("SARs")- RVI expensed less than $0.1 million, and $(1.0) million in fiscal 2011 and 2010, respectively, related to RVI SARs. There were no SARs granted in fiscal 2011 or 2010.
Restricted Stock Units - RVI expensed less than $0.1 million during fiscal 2010 related to RVI restricted stock units. RVI paid $0.1 million in fiscal 2010 to settle vested restricted stock units.
Restricted Shares- RVI expensed $0.1 million and $0.6 million during fiscal 2011 and 2010, respectively, related to RVI restricted shares. These restricted shares were settled in the first quarter of fiscal 2011. RVI issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which were approved by the RVI board of directors. The agreements conditioned the vesting of the RVI restricted shares generally upon continued employment with RVI with such restrictions generally expiring over one to three years. The market value of the RVI restricted shares at the date of grant was charged to expense on a straight-line basis over the period that the restrictions lapsed.

7.	PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following as of the periods presented:

	February 2, 2013	January 28, 2012
	(in thousands)
Property and equipment:
Land	$1,110	—
Furniture, fixtures and equipment	343,614	$295,162
Buildings, building and leasehold improvements	291,572	215,519
Total property and equipment	636,296	510,681
Accumulated depreciation and amortization	(335,983)	(274,955)
Property and equipment, net	$300,313	$235,726

8.	ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following as of the periods presented:

	February 2, 2013	January 28, 2012
	(in thousands)
Gift cards and merchandise credits	$33,831	$28,248
Compensation	19,711	33,427
Taxes	16,192	13,128
Customer loyalty program	18,407	14,577
Other	35,058	37,618
Total accrued expenses	$123,199	$126,998

9.	OTHER NON-CURRENT LIABILITIES

The balance sheet caption "Other non-current liabilities" was comprised of the following as of the periods presented:

	February 2, 2013	January 28, 2012
	(in thousands)
Construction and tenant allowances	$77,084	$62,474
Deferred rent	36,723	35,673
Other	14,406	15,617
Total other non-current liabilities	$128,213	$113,764

10.	LEASES

DSW leases stores, fulfillment center and other facilities under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, DSW is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. Under supply agreements, DSW pays contingent rents based on sales for the shoe departments it operates through its Affiliated Business Group. As of February 2, 2013 and January 28, 2012, DSW had no capital leases.

As of February 2, 2013, DSW leased or had other agreements with entities affiliated with Schottenstein Affiliates for 22 store locations and its fulfillment center for a total annual minimum rent for fiscal 2012 of $12.9 million, which also included the corporate office headquarters and distribution center prior to the transfer of those properties to DSW. DSW leases a portion of its corporate office headquarters to a Schottenstein Affiliate for annual rent of $0.1 million, which was for the portion of the year that DSW owned the facility.

The following table presents future minimum lease payments required under the aforementioned leases, excluding real estate taxes, insurance and maintenance costs, as of February 2, 2013:

	Total	Unrelated Party	Related Party
Fiscal years	(in thousands)
2013	$160,790	$149,461	$11,329
2014	163,319	151,959	11,360
2015	150,422	139,423	10,999
2016	130,961	121,339	9,622
2017	108,197	99,482	8,715
Future years	360,619	346,138	14,481
Total minimum lease payments	$1,074,308	$1,007,802	$66,506

The following table presents the composition of rental expense for the periods presented:

	Fiscal years ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Minimum rentals:
Unrelated parties	$127,061	$112,800	$107,808
Related parties	12,855	13,230	11,548
Contingent rentals:
Unrelated parties	26,502	33,784	31,539
Total	$166,418	$159,814	$150,895

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INVESTMENTS
The majority of DSW’s short-term available-for-sale investments are primarily municipal bonds with renewal dates of every 7 days, but longer stated maturities. Despite the long-term nature of the stated contractual maturities of these short-term investments, DSW has the ability to liquidate these securities at the renewal dates. For short-term held-to-maturity investments, which are primarily corporate bonds and municipal term notes, amortized cost approximates fair value. In addition to short-term investments, DSW has invested in long-term corporate bonds and municipal term notes to receive higher returns. These long-term investments have maturities longer than one year but shorter than three years and are classified as held-to-maturity. The following table discloses the major categories of DSW’s investments as of the periods presented:

	Short-term investments		Long-term investments
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
	(in thousands)
Available-for-sale:
Bonds	$24,280	$134,322	—	—
Commercial paper	—	5,485	—	—
Total available-for-sale investments	24,280	139,807	—	—

Held-to-maturity:
Term notes and bonds	207,801	156,890	$96,712	$52,707

Equity investment – related party	—	—	—	1,151
Total investments	$232,081	$296,697	$96,712	$53,858

As of February 2, 2013 and January 28, 2012, short-term investments had gross holding gains of $0.2 million and $0.1 million, respectively, and as of February 2, 2013 and January 28, 2012, gross holding losses of $0.2 million and $0.1 million, respectively. As of February 2, 2013 and January 28, 2012, long-term investments had gross holding gains of $0.3 million and less than $0.1 million, respectively, and as of February 2, 2013 and January 28, 2012, gross holding losses of $0.1 million and $0.2 million.

12.	DEBT OBLIGATIONS AND DERIVATIVE INSTRUMENTS

DSW $100 Million Secured Credit Facility- On June 30, 2010, DSW entered into a $100 million secured revolving credit facility (the “Credit Facility”) with a term of four years that will expire on June 30, 2014. Under the Credit Facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc., are co-borrowers, with all other subsidiaries listed as guarantors. The Credit Facility may be increased by up to $75 million upon DSW’s request and approval by increasing lenders and subject to customary conditions. The Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The Credit Facility is secured by a lien on substantially all of DSW’s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for DSW’s ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at DSW’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon DSW’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon DSW’s revolving credit availability. Swing loans bear interest under the base rate option. DSW’s right to obtain advances under the Credit Facility is limited by a borrowing base. In addition, the Credit Facility contains restrictive covenants relating to DSW’s management and the operation of DSW’s business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates and merge or consolidate with another entity. The Credit Facility allows the payment of dividends or redemption of stock provided that DSW meets the minimum cash and short-term investments requirement, as defined in the Credit Facility, of $125 million. Additional covenants limit payments for capital expenditures to $125 million in any fiscal year, and if DSW has direct borrowings greater than $25 million, the Credit Facility also requires that DSW maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $102.0 million for capital expenditures in fiscal 2012, excluding the purchase of the corporate office headquarters, distribution center and trailer parking lot. DSW was not required to calculate a fixed charge coverage ratio in fiscal 2012, 2011, or 2010.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fourth quarter purchase of DSW's corporate office headquarters, distribution center and trailer parking lot discussed in Note 4 was considered a permitted acquisition under the Credit Facility rather than a capital expenditure, and thus there was no violation of the Credit Facility covenant that limits capital expenditures to $125 million in any fiscal year.

As of February 2, 2013 and January 28, 2012, DSW had no outstanding borrowings under the Credit Facility, had availability under the facility of $86.0 million and $82.7 million, respectively, and had outstanding letters of credit of $14.0 million and $17.3 million, respectively.

Total interest expense related to Credit Facility for fiscal 2012, 2011 and 2010 included fees, such as commitment and line of credit fees, of $0.6 million, $0.6 million and $0.5 million, respectively.

Derivative Instruments

$143.75 Million Premium Income Exchangeable SecuritiesSM (“PIES”)- The 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES, bore a coupon at an annual rate of 6.625% of the principal amount of $143.75 million, payable quarterly in arrears, commencing on December 15, 2006 and ending on September 15, 2011. The PIES were mandatorily exchangeable, on the maturity date, into DSW Class A Common Shares. On the maturity date, each holder of the PIES received a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the Securities and Exchange Commission on August 11, 2006.

A subsidiary of DSW assumed, as of the effective time of the Merger, by supplemental indenture and supplemental agreement, all of RVI’s obligations with respect to the PIES. On September 15, 2011, DSW issued 3.8 million of its Class A Common shares, without par value, to the holders of the PIES. In connection with this settlement, DSW reclassified $48.0 million from the conversion feature of short-term debt and $133.8 million from current maturities of long-term debt to paid in capital during the third quarter of fiscal 2011.

The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and was amortized into interest expense over the term of the PIES. The discount on the PIES was fully amortized as of the settlement date. The amount of interest expense recognized and the effective interest rate for the PIES were as follows for the periods presented:

	Fiscal years ended
	January 28, 2012	January 29, 2011
	(in thousands)
Contractual interest expense	$5,926	$9,523
Amortization of debt discount	1,618	2,375
Total interest expense	$7,544	$11,898

Effective interest rate	8.6%	8.6%

Warrants- The warrants originally issued by RVI on September 26, 2002 and updated on July 5, 2005 in connection with previously paid credit facilities qualified as derivatives under ASC 815. The fair values of the warrants were recorded on the balance sheet within current liabilities. As of January 28, 2012, DSW had outstanding warrants for 753,185 DSW Common Shares, which have all been exercised as of February 2, 2013. In connection with all issuances of warrants, no underwriters were utilized, and no commissions were paid.

On May 31, 2012, DSW issued 341,222 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrants. The Common Shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $3.5 million, and DSW paid accrued dividends of $0.7 million related to DSW's special dividend issued on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW reclassified $16.8 million from the warrant liability to paid in capital during the second quarter of fiscal 2012.

On March 14, 2012, DSW issued 411,963 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrant. The Common Shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $4.3 million, and DSW paid accrued dividends of $0.8 million related to DSW's special dividend issued on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reclassified $18.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2012. The fiscal 2012 warrant exercises resulted in an total increase to paid in capital of $43.2 million.

On April 28, 2011, RVI issued 221,037 common shares (which represent 96,151 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger), without par value, to Millennium Partners, L.P. (“Millennium”) in connection with Millennium’s exercise of its outstanding warrant. The common shares were issued at an exercise price of $4.50 per share, for an aggregate cash purchase price of $1.0 million. In connection with this exercise, the Company reclassified $3.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2011, for a total of $4.6 million increase to paid in capital.

On November 16, 2010, RVI issued 1,214,572 common shares (which represent 528,338 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger), without par value, to Cerberus Partners, L.P. (“Cerberus”) in connection with Cerberus’ exercise of its outstanding warrant. The warrant was exercised on a cashless exercise basis as permitted by the warrant, resulting in the issuance of 1,214,572 of the 1,731,460 shares (which represent 528,338 of 753,185 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger) for which the warrant could have been exercised (at an exercise price of $4.50 per share).

The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions as of the period presented:

Assumptions:	January 28, 2012
Risk-free interest rate	0.1%
Expected volatility of common stock	43.5%
Expected term	0.4 years
Expected dividend yield	1.3%

For DSW’s derivative liability, the fair value and balance sheet location were as follows as of the period presented:

		January 28, 2012
	Balance Sheet Location	(in thousands)
Warrants – related party	Warrant liability	$29,303

The effect of derivative instruments on DSW’s, and prior to the Merger, RVI’s, consolidated statements of operations was as follows for the periods presented:

	Fiscal years ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Warrants – related party	$6,121	$11,071	$12,956
Warrants – non-related party	—	1,192	1,653
Conversion feature of debt	—	41,651	34,405
Expense related to the change in fair value of derivative instruments	$6,121	$53,914	$49,014

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities- The following table presents financial assets and liabilities at fair value as of the periods presented:

	February 2, 2013				January 28, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents(a)	$81,097	$81,097	—	—	$79,003	$79,003	—	—
Short-term investments(b)	232,052	—	232,052	—	296,697	—	296,697	$—
Long-term investments(c)	96,843	—	96,843	—	53,858	—	52,707	$1,151
	$409,992	$81,097	$328,895	—	$429,558	$79,003	$349,404	$1,151

Liabilities:
Warrant liability(d)	—	—	—	—	$29,303	—	$29,303	—
	—	—	—	—	$29,303	—	$29,303	—
(a) Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that generally settle within three days. The carrying amount approximates fair value because of the relatively short average maturity of the instruments.
(b) Short-term and long-term investments include available-for-sale and held-to maturity investments, which are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets. Held-to-maturity investments are held at amortized cost and are reviewed for impairment using level 2 inputs.
(c) The long-term investment - related party was sold for its book value in the fourth quarter of fiscal 2012. Prior to its sale, the investments was evaluated for other-than-temporary impairment on an annual basis or when a triggering event occurred using a discounted cash flow valuation model using level 3 inputs such as the financial condition of the entity.
(d) The underlying assumptions for fair value measurement of the warrant liability is detailed in Note 12. Prior to exercise, the Company classified its warrant liability within level 2 as the valuation inputs were based on observable market data.
The following table presents the activity related to level 3 fair value measurements for long-term investments for the periods presented:

	Fiscal years ended
	February 2, 2013	January 28, 2012
	(in thousands)
Carrying value at the beginning of the period	$1,151	$952
Activity related to equity investment – related party	(1,151)	199
Carrying value at the end of the period	$—	$1,151

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

In fiscal 2011, DSW recognized an impairment loss of $1.6 million on assets used in a leased office building assumed in the Merger. Based on the projected future cash flows under the lease, DSW determined that the carrying value exceeded the expected future cash flows from the asset group and recorded a full impairment after determining fair value. The impairment of the related lease is discussed in Note 15. There were no asset impairment charges in fiscal 2012 or 2010.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity related to the fair value of assets held and used that realized an impairment loss for the periods presented:

Total Losses
	January 28, 2012				Fiscal years ended
	Level 1	Level 2	Level 3	Fair Value as of the Impairment Date	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)				(in thousands)
Assets held and used	—	—	—	—	—	$1,626	—

14.	BENEFIT PLANS
Filene's Basement Defined Benefit Pension Plan- Merger Sub is responsible for the Filene’s Basement defined benefit pension plan (the "plan") that RVI assumed as part of its sale of Filene's Basement in fiscal 2009. Benefits were frozen as of April 30, 2000. The Company’s funding policy is to contribute annually the amount required to meet ERISA ("Employee Retirement Income Security Act") funding standards. The Company uses a January 31 measurement date for the plan.

On December 1, 2011, DSW adopted a plan amendment to terminate the plan with a proposed termination date of March 22, 2012. DSW is currently awaiting regulatory approval. Prior to the pension plan being fully funded, certain regulatory approvals and participant settlement elections need to be obtained. In the second quarter of fiscal 2012, DSW reclassified the non-current pension liability to a current liability, which is included in accrued expenses, as DSW has been communicating with the regulatory authorities and expects the pension plan may settle within the next twelve months.
To satisfy the liability under the plan, DSW will issue lump-sum payments at participant election and purchase non participating group annuity contracts to cover any participants that do not elect lump-sum distributions. The purchase price of the contracts will be funded from the assets of the plan at the date of termination, and any shortfall will be covered by a payment by the Company. The transaction should result in the transfer and settlement of the pension benefit obligation, thus relieving the Company of any responsibility for the pension plan obligations. Upon the transfer of the plan obligations and assets described above, DSW expects to reclassify the balance of accumulated other comprehensive loss to net income in the quarter that termination is completed.
The following table provides a reconciliation of projected benefit obligations, plan assets and funded status of the plan as of the periods presented:

	February 2, 2013	January 28, 2012
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$21,919	$18,700
Interest cost	919	1,003
Benefits paid	(964)	(1,155)
Actuarial loss	1,131	3,371
Projected benefit obligation at end of year	23,005	21,919
Accumulated benefit obligation at end of year	23,005	21,919

Change in plan assets:
Fair market value at beginning of year	16,336	13,519
Actual gain on plan assets	863	1,008
Employer contributions	2,400	3,100
Benefits paid	(964)	(1,155)
Other	(174)	(136)
Fair market value at end of year	$18,461	$16,336

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheets consisted of the following as of the periods presented:

	February 2, 2013	January 28, 2012
	(in thousands)
Current liabilities	$4,544	—
Other non-current liabilities	—	$5,583
Accumulated other comprehensive loss	$8,758	$8,345

Accumulated other comprehensive loss is net of deferred tax assets of $5.4 million and $4.6 million as of February 2, 2013 and January 28, 2012, respectively. When the plan is settled, DSW expects to reclassify the balance of accumulated other comprehensive loss to net income.

The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code of 1986, as amended. If the plan is not terminated, the following benefit payments are expected to be paid in the years indicated:

Fiscal years	Amount
(in thousands)
2013	$960
2014	989
2015	1,071
2016	1,098
2017	1,146
2018-2022	6,119

The components of net periodic benefit cost are comprised of the following for the periods presented:

	Fiscal years ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Interest cost	$919	$1,003	$990
Expected return on plan assets	(1,208)	(945)	(848)
Loss recognized due to settlements	67	—	—
Amortization of transition asset	—	—	(35)
Amortization of net loss	398	296	291
Net periodic benefit cost	$176	$354	$398

For the periods presented, other changes in plan assets and benefit obligations recognized in net periodic cost and other comprehensive income loss consist of:

	Fiscal years ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Net actuarial loss (gain)	$1,717	$3,444	$(1,254)
Amortization of transition asset	—	—	35
Loss recognized due to settlements	(67)	—	—
Amortization of net loss	(398)	(296)	(291)
Total recognized in other comprehensive (income) loss	1,252	3,148	(1,510)
Net periodic benefit cost	176	354	398
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,428	$3,502	$(1,112)

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and Barclay Capital for 5 years and 10 years and since inception of the assets. Due to DSW's expectation of plan termination in fiscal 2013, DSW reduced both the discount rate and expected rate of return to be consistent with the expected short-term nature of the plan. Assumptions used in each year of the actuarial computations were to determine both the liability at year end and the expense for the fiscal year:

	February 2, 2013	January 28, 2012
Discount rate	3.7%	4.2%
Expected long-term rate of return	4.0%	7.0%

The Company’s investment strategy is to meet the liabilities of the plan as they are due and to maximize the return on invested assets within appropriate risk tolerances. As a result of the expected termination, the Company has shifted out of equity securities. The weighted average allocation of plan assets by category was as follows for the periods presented:

	Fiscal years ended
	February 2, 2013	January 28, 2012
Fixed securities	71.3%	42.7%
Cash and equivalents	28.7%	7.9%
Equity securities	—	49.4%
Total	100.0%	100.0%

As discussed in Note 2, the Company classifies its fair value measurements under the following fair value hierarchy:
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
• Level 3 inputs are unobservable inputs.

The following table presents the activity related to fair value measurements of pension plan assets as of the periods presented:

	February 2, 2013			January 28, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(in thousands)
Cash and equivalents	$5,289	$5,289	—	$1,290	$1,290	—
Fixed income	13,172	—	$13,172	6,968	—	$6,968
Exchange traded funds	—	—	—	8,078	—	8,078
Fair market value at end of year	$18,461	$5,289	$13,172	$16,336	$1,290	$15,046

Other Benefit Plans

DSW 401(k) Plan- The Company sponsors a 401(k) Plan. Eligible employees may contribute up to fifty percent of their compensation to the 401(k) Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the 401(k) Plan, the Company matches employee deferrals, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year but has not for the past three fiscal years. The Company incurred costs associated with the Plan of $2.4 million, $2.0 million and $1.9 million for fiscal 2012, 2011 and 2010, respectively.

Deferred Compensation Plan- The Company sponsors a non-qualified deferred compensation plan for certain executives and non-employee members of the Board of Directors that is intended to defer the receipt of compensation. As of February 2, 2013, the plan liability is $1.6 million.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES
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

As previously reported, on March 8, 2005, RVI announced that it had learned of the theft of credit card and other information from a portion of DSW's customers. In fiscal 2005, DSW incurred a loss of approximately $6.0 million related to this incident. DSW filed a claim for coverage with its insurance carrier, which the insurance carrier denied. DSW brought suit in federal district court and won a ruling that coverage applied and was awarded $6.8 million in damages. The insurance company appealed that decision, and oral arguments on the appeal occurred in July 2012. On August 23, 2012, DSW received notification from the Sixth Circuit Court of Appeals that the damages award was affirmed, and in September 2012, DSW received $7.2 million from the insurance carrier, $1.9 million of which represented accrued interest on the award. As this was a gain contingency resulting from a litigation, DSW recognized the award at the time of receipt of cash from the insurance carrier. In the statement of operations, $5.3 million is classified as other operating income, which is included in operating expenses, and $1.9 million related to interest is classified as interest income.

In the first quarter of fiscal 2011, shareholders of RVI filed two putative shareholder class action lawsuits in an Ohio state court captioned as follows: Steamfitters local #449 Retirement Security Fund v. Schottenstein, et. al (“Steamfitters”), and Farkas v. Retail Ventures, Inc. (“Farkas”). The Steamfitters action was brought against RVI and its directors and chief executive officer and DSW. The Farkas action was brought against RVI and its directors, and DSW and Merger Sub. The Steamfitters action alleged, among other things, that RVI and its directors breached their fiduciary duties by approving the merger agreement and that RVI’s chief executive officer and DSW aided and abetted in these alleged breaches of fiduciary duty. The Farkas action alleged, among other things, that the RVI board of directors breached its fiduciary duties by approving the merger agreement and failing to disclose certain alleged material information, and that RVI and DSW aided and abetted these alleged breaches of fiduciary duty. Both complaints sought, among other things, to enjoin the shareholder vote on the Merger, as well as money damages. On May 9, 2011, the court granted plaintiffs’ motion to consolidate the actions. In order to avoid the costs associated with the litigation, the parties agreed to a disclosure-based settlement of the lawsuits set forth in an executed memorandum of understanding that was filed with the court. The memorandum of understanding provided for, among other things, additional public disclosure with respect to the Merger, which was included in the joint proxy statement/prospectus sent to the shareholders of RVI and DSW. The court approved the settlement, and this matter was resolved during fiscal 2011.

Guarantees and Liabilities related to Discontinued Operations- As of the effective time of the Merger, a subsidiary of DSW assumed the obligations under RVI’s guarantees related to discontinued operations. DSW may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the loss from discontinued operations on the statements of operations. DSW records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the guarantee. The decrease in the liability through February 2, 2013 is due to information available indicating that it was probable that the Company's exposure to the guaranteed liability would be reduced. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, DSW will recognize a reduction of the associated liability.

Value City- RVI completed the disposition of a portion of its ownership interest in its Value City business segment in fiscal 2007. RVI or its wholly owned subsidiary, RVS, had guaranteed and in certain circumstances may be responsible for certain liabilities of Value City. There is a guarantee of certain workers compensation claims for events prior to the disposition date. As of February 2, 2013 and January 28, 2012, the amount of guarantees of Value City commitments was $0.1 million and $0.2 million, respectively.

Filene’s Basement- Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in fiscal 2009. In fiscal 2011, Syms and Filene’s Basement filed for bankruptcy protection ("2011 Syms and Filene's Basement bankruptcy") and liquidated all of their stores in December 2011. DSW recorded a liability of $9.0 million related to lease

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guarantees for two locations in fiscal 2011 and in the first quarter of fiscal 2012, adjusted the liability to $7.0 million based on current information available to DSW, which resulted in an update of DSW's most likely estimated liability. As of February 2, 2013, the liability was $6.6 million. DSW assumed the lease for the third location in fiscal 2011 and is operating a store at this location. These lease guarantees are described in more detail below.

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York seeking payment under the guarantee. DSW believes that the liability under the guarantee may be limited based on the ultimate disposition of the lease and/or the guarantee may not be enforceable. In April 2012, the landlord advised DSW that it had signed a lease with a tenant and asserted that DSW is responsible for shortfalls and rent while the space is unoccupied. The expected range of loss is from no loss to $7 million.

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

Contractual Obligations- As of February 2, 2013, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were approximately $4.1 million as of February 2, 2013. In addition, DSW has signed lease agreements for 20 new store locations expected to be opened in fiscal 2013 and 2014 with total annual rent of approximately $9.8 million. In connection with the new lease agreements, DSW will receive a total of $12.4 million of construction and tenant allowance reimbursements for expenditures at these locations.

In the third quarter of fiscal 2011, DSW recorded an initial liability of $5.5 million related to a lease of an office building assumed in the Merger. The office lease expires in 2024. DSW estimated its future liability under this lease based on its current lease payments and executory costs, net of estimated sublease rentals. DSW estimated inflationary increases in its executory costs and used its credit-adjusted risk-free rate to present value its liability. The loss was partially offset by the elimination of the deferred rent liability of $2.1 million, as rent would no longer be recorded on a straight-line basis. In fiscal 2012, DSW recorded an increase of $6.0 million to the liability as the result of a decrease in future sublease rental based on market expectations as well as an increase in expected real estate taxes as the building was purchased by a new landlord in the fourth quarter of fiscal 2012, resulting in an increase in the real estate valuation of the property. The non-cash impairment charges are included in operating expenses.

16.	SEGMENT REPORTING

DSW maintained its historical segment presentation, but recast its segment presentation in fiscal 2011 to include Other. In order to reconcile to the consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are not attributable to the reportable segments, primarily related to assets and liabilities of the former RVI operations.

The Company sells products through three channels: DSW stores, dsw.com and the Affiliated Business Group. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. DSW has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million outstanding as of February 2, 2013 and January 28, 2012 is recorded in the DSW segment related to the DSW stores.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DSW	Affiliated Business Group	Other	DSW Inc.
	(in thousands)
As of and for the fiscal year ended February 2, 2013
Net sales	$2,125,262	$132,516	—	$2,257,778
Gross profit	696,854	27,866	—	724,720
Capital expenditures	99,326	426	—	99,752
Total assets	1,164,331	97,358	$414	1,262,103

As of and for the fiscal year ended January 28, 2012
Net sales	$1,871,917	$152,412	—	$2,024,329
Gross profit	624,391	29,556	—	653,947
Capital expenditures	76,472	440	—	76,912
Total assets	1,118,217	89,740	$(57)	1,207,900

For the fiscal year ended January 29, 2011
Net sales	$1,680,889	$141,487	—	$1,822,376
Gross profit	535,384	30,297	—	565,681
Capital expenditures	52,178	120	—	52,298

17.	INCOME TAXES

Income Tax Provision- The following table presents the composition of the provision (benefit) for income taxes for continuing operations for the periods presented:

	Fiscal years ended
	February 2, 2013	January 28, 2012	January 29, 2011
Current:	(in thousands)
Federal	$14,070	$35,811	$49,446
State and local	9,193	10,938	8,507
Total current tax expense	23,263	46,749	57,953

Deferred:
Federal	70,158	(101,797)	(3,226)
State and local	2,006	(3,021)	5,246
Total deferred tax expense (benefit)	72,164	(104,818)	2,020
Income tax provision (benefit)	$95,427	$(58,069)	$59,973

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rate Reconciliation- The following table presents a reconciliation of the expected income taxes for continuing operations based upon the statutory federal income tax rate:

	Fiscal years ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Income tax expense at federal statutory rate	$84,215	$49,794	$39,128
State and local taxes-net	7,631	9,199	11,269
Warrants	2,142	4,292	5,113
PIES	—	17,207	—
Merger related items	—	(140,072)	—
Change in subsidiary basis	—	—	2,409
Other	1,439	1,511	2,054
Income tax provision (benefit)	$95,427	$(58,069)	$59,973

For fiscal 2011, the effective tax rate was favorably impacted by merger related tax items, which was reflected as an income tax benefit in the Company’s consolidated statements of operations.

Deferred Tax Assets and Liabilities- The following tables present the deferred tax assets and liabilities and the components of deferred tax assets and liabilities as of the periods presented:

	February 2, 2013	January 28, 2012
	(in thousands)
Current deferred tax assets	$67,397	$116,473
Non-current deferred tax assets	9,443	15,653
Total net deferred tax asset	$76,840	132,126

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	February 2, 2013	January 28, 2012
	(in thousands)
Deferred tax assets:
Federal net operating loss	$25,006	$99,701
Federal tax credits	16,881	16,043
State net operating loss and tax credits	—	2,485
Inventory	6,529	5,913
Construction and tenant allowances	9,981	—
Stock-based compensation	6,109	7,657
Benefit from uncertain tax positions	116	1,252
Guarantees	2,523	3,454
Accrued expenses	7,389	6,203
Accrued rent	14,293	13,947
Other	12,921	10,979
Total deferred tax assets, gross of valuation allowance	101,748	167,634
Less: valuation allowance	(785)	(785)
Total deferred tax assets, net of valuation allowance	100,963	166,849

Deferred tax liabilities:
Property and equipment	(21,567)	(31,046)
Prepaid expenses	(924)	(1,727)
Other	(1,632)	(1,950)
Total deferred tax liabilities	(24,123)	(34,723)

Total – net deferred tax asset	$76,840	$132,126

As of February 2, 2013, these net operating losses are available to reduce federal taxable income for the fiscal years 2013 to 2030. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The valuation allowance as of February 2, 2013 and January 28, 2012 was related to a capital loss carryforward, as the Company believes that it is more likely than not that this benefit will not be realized.
As a result of the Merger in fiscal 2011, DSW released the valuation allowance on RVI’s deferred tax assets of $88.6 million due to the Company’s expected future taxable income and eliminated $17.4 million of state net operating losses and tax credits and the related valuation allowance. DSW was also able to reverse the deferred tax liability of $87.4 million related to RVI's basis in DSW. RVI's tax basis of its investment in DSW was below its book basis in the shares and RVI had recorded a deferred tax liability for the gain on eventual sales of the DSW stock. When the merger closed, the parent/subsidiary relationship that caused the basis difference ended, and no tax cost was incurred to eliminate the historical basis difference. The elimination of the historical basis difference was an indirect effect of the merger, and accordingly, the reversal of the deferred tax liability was required to be reflected in the statement of operations. Similarly, RVI had recorded a deferred tax asset of $18.6 million for the changes in fair value of its PIES and, as a result of the merger where DSW would now settle a security indexed to its own stock, any gain or loss on the settlement of the PIES would not be taxable. As the elimination of the taxability of any gain or loss was also an indirect effect of the Merger, the reversal of the deferred tax asset was charged to the statement of operations.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions- As of February 2, 2013, January 28, 2012 and January 29, 2011, unrecognized tax benefits of $1.3 million, $1.2 million and $0.9 million, respectively, of the total unrecognized tax benefits would affect the Company’s effective tax rate if recognized. The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits as of the periods presented:

	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Beginning balance	$2,315	$2,899	$9,039
(Decreases) – tax positions taken in a prior period	(1,462)	(958)	(7,666)
Increases – tax positions taken in the current period	400	374	1,526
Ending balance	$1,253	$2,315	$2,899

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on DSW's financial position, results of operations or cash flows.

As of February 2, 2013 and January 28, 2012, $0.3 million and $0.4 million, respectively, was accrued for the payment of interest and penalties.

DSW is no longer subject to U.S federal income tax examination and state income tax examinations for years prior to 2009. DSW is currently under audit for fiscal 2010. DSW estimates the range of possible changes that may result from any current and future tax examinations to be insignificant at this time.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

In the Company’s opinion, the unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of the Company’s net income (loss) for interim periods. Quarterly results are not necessarily indicative of a full year’s operations because of various factors. The following tables present the Company’s unaudited quarterly financial information for the periods presented:

	Thirteen weeks ended			Fourteen weeks ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
	(in thousands, except per share data)
Net sales	$558,572	$512,218	$592,734	$594,254
Cost of sales	(365,982)	(351,973)	(392,563)	(422,540)
Operating expenses	(121,923)	(112,118)	(121,734)	(126,022)
Change in fair value of derivative instruments	(5,342)	(779)	—	—
Operating profit	65,325	47,348	78,437	45,692
Interest income, net	467	496	2,575	273
Income from continuing operations before income taxes	65,792	47,844	81,012	45,965
Income tax provision	(27,185)	(18,526)	(30,897)	(18,819)
Income from continuing operations	38,607	29,318	50,115	27,146
Total income from discontinued operations, net of tax	1,253	—	—	—
Net income	$39,860	$29,318	$50,115	$27,146

Diluted earnings per share(1):
Diluted earnings per share from continuing operations	$0.86	$0.65	$1.10	$0.59
Diluted earnings per share from discontinued operations	$0.03	$0.00	$0.00	$0.00
Diluted earnings per share	$0.89	$0.65	$1.10	$0.59

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen weeks ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
	(in thousands, except per share data)
Net sales	$503,588	$476,310	$530,747	$513,684
Cost of sales	(331,438)	(320,758)	(350,465)	(367,721)
Operating expenses	(112,619)	(106,628)	(120,310)	(109,026)
Change in fair value of derivative instruments	(54,876)	(22,943)	20,924	2,981
Operating profit	4,655	25,981	80,896	39,918
Interest (expense) income, net	(3,145)	(4,918)	(1,151)	33
Income from continuing operations before income taxes	1,510	21,063	79,745	39,951
Income tax (provision) benefit	(24,939)	124,640	(26,076)	(15,556)
(Loss) income from continuing operations	(23,429)	145,703	53,669	24,395
Total income (loss) from discontinued operations, net of tax	—	168	5	(5,028)
Net (loss) income	(23,429)	145,871	53,674	19,367
Less: net income attributable to the noncontrolling interests	(14,694)	(6,001)	—	—
Net (loss) income, net of noncontrolling interests	$(38,123)	$139,870	$53,674	$19,367

Diluted (loss) earnings per share(1):
Diluted (loss) earnings per share from continuing operations, net of noncontrolling interests	$(1.74)	$3.95	$0.75	$0.48
Diluted earnings (loss) per share from discontinued operations	$0.00	$0.01	$0.00	$(0.12)
Diluted (loss) earnings per share, net of noncontrolling interests	$(1.74)	$3.96	$0.75	$0.37

(1)	The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated February 8, 2011, among DSW Inc., DSW MS LLC, and Retail Ventures, Inc. Incorporated by reference to Exhibit 2.1 to DSW's Form 8-K/A (file no. 1-32545) filed February 25, 2011.

2.2
Agreement of Purchase and Sale, dated October 31, 2012, among DSW Inc., 4300 East Fifth Avenue LLC, 4300 Venture 34910 LLC, and 4300 Venture 6729 LLC. Incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 1-32545) filed November 1, 2012.

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

10.6.2
Second Amendment, dated March 16, 2012, to the $100,000,000 Revolving Credit Facility Credit Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and PNC Bank, National Association., as Administrative Agent, PNC Capital Markets LLC, as Sole Book Runner and Sole Lead Arranger, Bank of America, N.A, as Syndication Agent and Documentation Agent, and Fifth Third Bank and Wells Fargo Bank, National Association as agents. Incorporated by reference to the same exhibit number to Form 10-K (file no. 1-32545) filed March 27, 2012.

10.7
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
10.8.3#
Form of Nonqualified Stock Option Award Agreement for Consultants. Incorporated by reference to Exhibit 10.24.5 to DSW’s Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 are incorporated by reference.

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

10.25
Form of Indemnification Agreement between DSW Inc. and its officers and directors. Incorporated by reference to Exhibit 10.44 to DSW’s Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

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

10.29
Management Agreement, dated November 1, 2012, between Schottenstein Property Group, LLC and 810 AC LLC, a wholly owned subsidiary of DSW. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-32545) filed November 1, 2012.

10.30
Lease Agreement, dated February 23, 2012, between 810 AC LLC, a wholly owned subsidiary of DSW and successor of 4300 Venture 34910 LLC and SB Capital Acquisition, LLC, for the premises known as 4010 East Fifth Avenue located in Columbus. Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 1-32545) filed November 30, 2012.

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

10.37
Guaranty by DSW Inc. to 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation re: Lease, dated October 1, 2007 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of dsw.com. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 1-32545) filed March 6, 2008.

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
10.44
Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.56 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.44.1
Assignment and Assumption of Lease Agreement, dated January 22, 2008, between Value City Department Stores LLC, Retail Ventures, Inc. and Jubilee-Sawmill LLC, an affiliate of Schottenstein Stores Corporation, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.55.1 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 25, 2008.

10.45*	Consulting Agreement, dated January 10, 2013, between DSW Inc. and SB Capital Group, LLC.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*	XBRL Instance documents
____________

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.