Form 10-Q
period 2013-05-04
DSW Inc.
filed 2013-06-07
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013

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

The number of outstanding Class A Common Shares, without par value, as of May 29, 2013 was 36,333,921 and Class B Common Shares, without par value, as of May 29, 2013 was 8,808,928.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	May 4, 2013	April 28, 2012
Net sales	$601,362	$558,572
Cost of sales	(418,365)	(365,982)
Operating expenses	(128,711)	(121,923)
Change in fair value of derivative instruments	—	(5,342)
Operating profit	54,286	65,325
Interest expense	(217)	(216)
Interest income	557	683
Interest income, net	340	467
Income from continuing operations before income taxes	54,626	65,792
Income tax provision	(20,111)	(27,185)
Income from continuing operations	34,515	38,607
Income from discontinued operations, net of tax	—	1,253
Net income	$34,515	$39,860

Basic and diluted earnings per share:
Basic earnings per share from continuing operations	$0.77	$0.88
Diluted earnings per share from continuing operations	$0.75	$0.86
Basic earnings per share from discontinued operations	$0.00	$0.03
Diluted earnings per share from discontinued operations	$0.00	$0.03
Basic earnings per share	$0.77	$0.91
Diluted earnings per share	$0.75	$0.89

Shares used in per share calculations:
Basic shares	45,057	43,679
Diluted shares	45,778	44,658

Other Comprehensive Income:
Comprehensive income	$34,515	$39,860

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 4, 2013	February 2, 2013
ASSETS
Cash and equivalents	$82,405	$81,097
Short-term investments	213,210	232,081
Accounts receivable, net	19,680	26,756
Accounts receivable from related parties	6	28
Inventories	395,310	393,794
Prepaid expenses and other current assets	36,147	20,637
Prepaid rent to related parties	1,032	—
Deferred income taxes	51,884	67,397
Total current assets	799,674	821,790

Property and equipment, net	303,854	300,313
Long-term investments	134,127	96,712
Goodwill	25,899	25,899
Deferred income taxes	13,393	9,443
Other assets	7,827	7,946
Total assets	$1,284,774	$1,262,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$133,197	$150,461
Accounts payable to related parties	1,549	1,651
Accrued expenses	129,418	123,199
Total current liabilities	264,164	275,311

Non-current liabilities	127,234	128,213

Commitments and contingencies	—	—

Shareholders’ equity:
Class A Common Shares, no par value; 170,000 authorized; 36,333 and 36,282 issued and outstanding, respectively	708,469	706,087
Class B Common Shares, no par value; 100,000 authorized; 8,809 and 8,730 issued and outstanding, respectively	167,152	165,939
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—
Retained earnings	51,506	16,991
Basis difference related to acquisition of common control entity	(24,993)	(21,680)
Accumulated other comprehensive loss	(8,758)	(8,758)
Total shareholders’ equity	893,376	858,579
Total liabilities and shareholders’ equity	$1,284,774	$1,262,103

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares				Retained Earnings (Accum-ulated Deficit)	Basis Difference Related to Acquisition of Common Control Entity	Accum-ulated Other Compre-hensive Loss	Total
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Balance, January 28, 2012	32,122	11,170	$624,948	$171,864	$(1,739)	$—	$(8,486)	$786,587

Income from continuing operations, net of tax	—	—	—	—	38,607	—	—	38,607
Income from discontinued operations, net of tax	—	—	—	—	1,253	—	—	1,253
Stock-based compensation expense, before related tax effects	—	—	1,926	—	—	—	—	1,926
Stock units granted	1	—	36	—	—	—	—	36
Exercise of stock options, net of settlement of taxes	319	—	7,723	—	—	—	—	7,723
Vesting of restricted stock units, net of settlement of taxes	39	—	(702)	—	—	—	—	(702)
Excess tax benefits related to stock-based compensation	—	—	2,973	—	—	—	—	2,973
Exchange of Class B Common Shares for Class A Common Shares	1,427	(1,427)	21,954	(21,954)	—	—	—	—
Exercise of warrant	—	412	—	22,852	—	—	—	22,852
Payment of dividends ($0.15 per share)	—	—	—	—	(6,547)	—	—	(6,547)

Balance, April 28, 2012	33,908	10,155	$658,858	$172,762	$31,574	$—	$(8,486)	$854,708

Balance, February 2, 2013	36,282	8,730	$706,087	$165,939	$16,991	$(21,680)	$(8,758)	$858,579

Income from continuing operations, net of tax	—	—	—	—	34,515	—	—	34,515
Stock-based compensation expense, before related tax effects	—	—	2,345	—	—	—	—	2,345
Stock units granted	1	—	37	—	—	—	—	37
Exercise of stock options	92	—	1,913	—	—	—	—	1,913
Vesting of restricted stock units, net of settlement of taxes	37	—	(1,537)	—	—	—	—	(1,537)
Excess tax benefits related to stock-based compensation	—	—	837	—	—	—	—	837
Tax effect of basis difference related to acquisition of common control entity	—	—	—	—	—	(3,313)	—	(3,313)
Exchange of Class B Common Shares for Class A Common Shares	224	(224)	3,452	(3,452)	—	—	—	—
Exchange of Class A Common Shares for Class B Common Shares	(303)	303	(4,665)	4,665	—	—	—	—

Balance, May 4, 2013	36,333	8,809	$708,469	$167,152	$51,506	$(24,993)	$(8,758)	$893,376

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net income	$34,515	$39,860
Less: income from discontinued operations, net of tax	—	(1,253)
Income from continuing operations, net of tax	$34,515	$38,607

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	16,300	13,506
Stock-based compensation expense	2,382	1,962
Deferred income taxes	7,999	25,287
Change in fair value of derivative instruments	—	5,342
Loss on disposal of long-lived assets	304	539
Amortization of investment discounts and premiums	2,036	1,374
Excess tax benefits related to stock option exercises	(837)	(2,973)

Change in working capital, assets and liabilities:
Accounts receivable, net	7,098	(1,794)
Inventories	(1,516)	(38,865)
Prepaid expenses and other current assets	(16,542)	(2,422)
Accounts payable	(17,451)	9,573
Accrued expenses	8,071	(15,207)
Other	(45)	590
Net cash and equivalents provided by operating activities from continuing operations	$42,314	$35,519

Cash flows from investing activities:
Cash paid for property and equipment	(21,639)	(22,797)
Purchases of available-for-sale investments	—	(19,405)
Purchases of held-to-maturity investments	(84,883)	(66,307)
Maturities and sales of available-for-sale investments	22,635	40,452
Maturities of held-to-maturity investments	41,668	22,495
Net cash and equivalents used in investing activities from continuing operations	$(42,219)	$(45,562)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,913	7,723
Shares withheld to satisfy income tax withholdings for restricted stock unit vesting and option exercises	(1,537)	—
Dividends paid	—	(7,371)
Proceeds from the exercise of warrants	—	4,262
Excess tax benefits related to stock-based compensation	837	2,973
Net cash and equivalents provided by financing activities from continuing operations	$1,213	$7,587

Net increase (decrease) in cash and equivalents from continuing operations	1,308	(2,456)
Cash and equivalents, beginning of period	81,097	79,003
Cash and equivalents, end of period	$82,405	$76,547

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$7,753	$2,891
Proceeds from construction and tenant allowances	$9,400	$2,762

Non-cash investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$5,621	$10,525
Additional paid in capital transferred from warrant liability due to warrant exercises	$—	$18,590

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Business Operations- DSW and its wholly owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. DSW Class B Common Shares are not listed on a stock exchange but are exchangeable for Class A Common Shares at the election of the shareholder.

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women and men. As of May 4, 2013, DSW operated a total of 376 stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During the three months ended May 4, 2013, DSW opened 12 new DSW stores.

DSW also operates shoe departments for three retailers in its Affiliated Business Group segment. As of May 4, 2013, DSW supplied merchandise to 261 Stein Mart stores, 86 Gordmans stores and one Frugal Fannie’s store. During the three months ended May 4, 2013, DSW added 5 new shoe departments and ceased operations in 1 shoe department.

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with DSW’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013 (the “2012 Annual Report”). In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income- In February 2013, the Financial Accounting Standards Board issued an update to existing guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. This update is effective for fiscal years beginning after December 15, 2012. The Company had no significant amounts reclassified out of accumulated other comprehensive income during the three months ended May 4, 2013. Therefore, this update did not affect these condensed consolidated financial statements.

3.     BACKGROUND

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

Filene’s Basement- As of May 4, 2013, the Company had a liability of $6.6 million for guaranteed lease obligations related to leases assumed by Syms and a liability of less than $0.1 million related to leases not assumed by Syms. See Note 16 for additional disclosure regarding the guaranteed lease obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of May 4, 2013, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW board of directors, and members of his family, owned approximately 20% of DSW’s outstanding Common Shares representing approximately 66% of the combined voting power of DSW’s outstanding Common Shares. As of May 4, 2013, the Schottenstein Affiliates beneficially owned 0.2 million Class A Common Shares and 8.8 million Class B Common Shares.

DSW leases certain store locations owned by Schottenstein Affiliates and purchases services and products from Schottenstein Affiliates. Accounts receivable from and payables to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. As of both May 4, 2013 and February 2, 2013, the balance of related party receivables was less than $0.1 million. As of May 4, 2013 and February 2, 2013, the balance of related party payables was $1.5 million and $1.7 million, respectively. As of May 4, 2013, the balance of related party prepaid rent was $1.0 million, and there was no related party prepaid rent as of February 2, 2013.

5.     EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding DSW stock options, restricted stock units ("RSU"), performance-based restricted stock units ("PSU") and warrants (through exercise date) calculated using the treasury stock method.

The following is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Three months ended
	May 4, 2013	April 28, 2012
	(in thousands)
Basic shares	45,057	43,679
Assumed exercise of dilutive DSW stock options	606	824
Assumed exercise of dilutive DSW RSUs and PSUs	115	155
Diluted shares	45,778	44,658

Options, RSUs and PSUs- The amount of potential common shares (excluding warrants) outstanding as of both May 4, 2013 and April 28, 2012 that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.4 million.

Warrants- For the three months ended April 28, 2012, the assumed exercise of warrants for 0.4 million DSW Common Shares were not included in the calculation of shares as the effect would have been anti-dilutive. There were no warrants outstanding during the first quarter of fiscal 2013.

Shareholders' Equity- On June 18, 2012, DSW announced that its Board of Directors had authorized the Company to repurchase up to $100 million of Company common shares over the next twelve months. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. As of May 4, 2013, DSW has not made any repurchases under this program. Note 17 includes a discussion regarding the extension of the share repurchase program.

6.     STOCK-BASED COMPENSATION

The DSW Plan provides for the issuance of equity awards to purchase up to 7.6 million DSW Common Shares. The DSW Plan covers stock options, restricted stock units, performance-based restricted stock units and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the DSW Plan generally remain exercisable for a period of ten years from the date of grant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock Options- The following table summarizes DSW’s stock option activity:

Three months ended
May 4, 2013
(in thousands)
Outstanding, beginning of period	1,847
Granted	241
Exercised	(92)
Forfeited	(12)
Outstanding, end of period	1,984
Exercisable, end of period	970

DSW expensed $1.8 million and $1.5 million for the three months ended May 4, 2013 and April 28, 2012, respectively, related to stock options. The weighted-average grant date fair value of each option granted in the three months ended May 4, 2013 and April 28, 2012 was $25.69 and $25.16 per share, respectively. As of May 4, 2013, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $18.6 million with a weighted average expense recognition period remaining of 2.3 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for DSW options granted in each of the periods presented:

	Three months ended
Assumptions:	May 4, 2013	April 28, 2012
Risk-free interest rate	0.7%	1.2%
Expected volatility of DSW common stock	53.5%	56.2%
Expected option term	4.7 years	5.5 years
Expected dividend yield	1.2%	1.2%

Restricted Stock Units ("RSU")- The following table summarizes DSW’s restricted stock unit activity:

Three months ended
May 4, 2013
(in thousands)
Outstanding, beginning of period	218
Granted	26
Vested	(61)
Forfeited	(1)
Outstanding, end of period	182

Beginning in fiscal 2013, RSUs granted will generally vest over three years. DSW expensed $0.5 million and $0.4 million for the three months ended May 4, 2013 and April 28, 2012, respectively, related to RSUs. As of May 4, 2013, the total compensation cost related to nonvested RSUs not yet recognized was approximately $5.1 million with a weighted average expense recognition period remaining of 2.5 years. The weighted average exercise price for all RSUs is zero.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Performance-Based Restricted Stock Units ("PSU")- The following table summarizes DSW’s performance-based restricted stock unit activity:

Three months ended
May 4, 2013
(in thousands)
Outstanding, beginning of period	—
Granted	34
Vested	—
Forfeited	—
Outstanding, end of period	34

Beginning in fiscal 2013, DSW granted performance-based restricted stock units. These awards cliff vest at the end of a three year period based upon the Company’s achievement of pre-established goals as of the end of the first year of the term. PSUs receive dividend equivalents in the form of additional PSUs, which are subject to the same restrictions and forfeiture provisions as the original award. Consistent with RSUs, the grant date fair value of PSUs is based on the closing market price of DSW Class A Common Shares on the date of grant. DSW expensed $0.1 million for the three months ended May 4, 2013. As of May 4, 2013, the total compensation cost related to nonvested PSUs not yet recognized was approximately $2.1 million with a weighted average expense recognition period remaining of 2.9 years. The weighted average exercise price for all PSUs is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. During both of the three months ended May 4, 2013 and April 28, 2012, DSW expensed less than $0.1 million for these grants. The following table summarizes DSW’s director stock unit activity:

Three months ended
May 4, 2013
(in thousands)
Outstanding, beginning of period	158
Granted	1
Exercised	(1)
Outstanding, end of period	158

7.     INVESTMENTS

The majority of DSW’s available-for-sale investments are primarily municipal bonds with renewal dates of every 7 days. Held-to-maturity investments are primarily corporate bonds, municipal bonds and municipal term notes and are held at amortized cost, which approximates fair value. Long-term investments have maturities longer than one year but shorter than four years and are classified as held-to-maturity. The following table discloses the major categories of DSW’s investments as of the periods presented:

	Short-term investments		Long-term investments
	May 4, 2013	February 2, 2013	May 4, 2013	February 2, 2013
Available-for-sale:	(in thousands)
Term notes and bonds	$1,645	$24,280	—	—

Held-to-maturity:
Term notes and bonds	211,565	207,801	$134,127	$96,712
Total investments	$213,210	$232,081	$134,127	$96,712

As of both May 4, 2013 and February 2, 2013, short-term investments had gross holding gains of $0.2 million and gross holding losses of $0.2 million. As of May 4, 2013 and February 2, 2013, long-term investments had gross holding gains of $0.2 million and $0.3 million, respectively, and as of May 4, 2013 and February 2, 2013, gross holding losses of $0.3 million and $0.1 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

•	Level 3 inputs are unobservable inputs.

Financial Assets- The following table presents financial assets at fair value as of the periods presented:

	As of May 4, 2013			As of February 2, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:	(in thousands)
Cash and equivalents(a)	$82,405	$82,405	—	$81,097	$81,097	—
Short-term investments(b)	213,195	—	$213,195	232,052	—	$232,052
Long-term investments (b)	134,024	—	134,024	96,843	—	96,843
Total Assets	$429,624	$82,405	$347,219	$409,992	$81,097	$328,895

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

Non-Financial Assets- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. There were no significant non-recurring fair value measurements recorded for the three months ended May 4, 2013 or April 28, 2012.

9.     DEBT OBLIGATIONS AND WARRANT LIABILITIES

DSW $100 Million Secured Credit Facility- On June 30, 2010, DSW entered into a $100 million secured revolving credit facility ("the Credit Facility") with a term of four years that will expire on June 30, 2014. The Credit Facility allows the payment of dividends or redemption of stock provided that DSW meets the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. Additional covenants limit payments for capital expenditures to $125 million in any fiscal year, and if DSW has direct borrowings greater than $25 million, the Credit Facility also requires that DSW maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $21.6 million for capital expenditures for the three months ended May 4, 2013. DSW was not required to calculate a fixed charge coverage ratio for the three months ended May 4, 2013.

As of May 4, 2013 and February 2, 2013, DSW had no outstanding borrowings under the Credit Facility, had availability under the facility of $89.4 million and $86.0 million, respectively, and had outstanding letters of credit of $10.6 million and $14.0 million, respectively.

Warrants- The warrants originally issued by RVI on September 26, 2002 and updated on July 5, 2005 in connection with previously paid credit facilities qualified as derivatives under Accounting Standards Codification 815, Derivatives and Hedging. The fair values of the warrants were recorded on the balance sheet within current liabilities. All outstanding warrants were exercised prior to fiscal 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On March 14, 2012, DSW issued 411,963 of its Class B Common Shares to the Schottenstein Affiliates in connection with the exercise of its outstanding warrant. The common shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $4.3 million, and DSW paid accrued dividends of $0.8 million related to the Company's special dividend paid on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW reclassified $18.6 million from the warrant liability to paid-in capital during the first quarter of fiscal 2012, for a total increase of $22.9 million to Class B Common Shares. In connection with this issuance, no underwriters were utilized, and no commissions were paid.

During the first quarter of fiscal 2012, DSW recorded a non-cash charge of $5.3 million, related to the change in the fair value of warrants, which settled in the first half of fiscal 2012.

10.    PROPERTY AND EQUIPMENT

The balance sheet caption "Property and equipment, net" was comprised of the following for the periods presented:

	May 4, 2013	February 2, 2013
	(in thousands)
Property and equipment:
Land	$1,110	$1,110
Furniture, fixtures and equipment	354,398	343,614
Buildings, building and leasehold improvements	299,235	291,572
Total property and equipment	654,743	636,296
Accumulated depreciation and amortization	(350,889)	(335,983)
Property and equipment, net	$303,854	$300,313

11.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following for the periods presented:

	May 4, 2013	February 2, 2013
	(in thousands)
Gift cards and merchandise credits	$30,339	$33,831
Compensation	16,308	19,711
Taxes	21,782	16,192
Customer loyalty program	19,816	18,407
Other	41,173	35,058
Total accrued expenses	$129,418	$123,199

12.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following for the periods presented:

	May 4, 2013	February 2, 2013
	(in thousands)
Construction and tenant allowances	$73,917	$77,084
Deferred rent	37,241	36,723
Other	16,076	14,406
Total non-current liabilities	$127,234	$128,213

13.    PENSION PLAN

Merger Sub is responsible for the Filene’s Basement defined benefit pension plan (the "plan") that RVI assumed as part of its sale of Filene's Basement in fiscal 2009. Benefits were frozen as of April 30, 2000. The Company’s funding policy is to contribute annually the amount required to meet Employee Retirement Income Security Act funding standards. The Company uses a January 31 measurement date for the plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On December 1, 2011, DSW adopted a plan amendment to terminate the plan with a proposed termination date of March 11, 2012. In April 2013, DSW received a favorable determination letter from the Internal Revenue Service, began the process of obtaining participant settlement elections and is required to disburse the funds within 120 days of the receipt of the favorable determination letter.
14.    SEGMENT REPORTING

The Company sells products through three channels: DSW stores, dsw.com and the Affiliated Business Group. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. DSW has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million outstanding as of May 4, 2013 and February 2, 2013 is recorded in the DSW segment related to the DSW stores. In order to reconcile to the consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are not attributable to the reportable segments, primarily related to assets and liabilities of the former RVI operations.

	DSW segment	Affiliated Business Group segment	Other	Total
	(in thousands)
Three months ended May 4, 2013
Net sales	$562,924	$38,438	—	$601,362
Gross profit	173,937	9,060	—	182,997
Capital expenditures	19,631	170	—	19,801

Three months ended April 28, 2012
Net sales	$521,151	$37,421	—	$558,572
Gross profit	183,677	8,913	—	192,590
Capital expenditures	23,489	148	—	23,637

As of May 4, 2013
Total assets	$1,185,447	$98,917	$410	$1,284,774

As of February 2, 2013
Total assets	$1,164,331	$97,358	$414	$1,262,103

15.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate was 36.8% and 41.3%, respectively, for the three months ended May 4, 2013 and April 28, 2012. The effective tax rate of 36.8% reflects the impact of state and local taxes. The effective tax rate of 41.3% for the three months ended April 28, 2012 reflects the impact of the change in fair value of warrants included in book income but not tax income.

In the 2012 Annual Report, Note 4 discussed the tax impact of the acquisition of the Company's corporate headquarters and distribution center, which was a transaction between entities under common control. Differences between the financial reporting basis and tax basis are recorded as an equity transaction. In the first quarter of fiscal 2013, the Company recorded an additional tax effect of the basis difference related to the acquisition of the entity under common control of $3.3 million, which is reflected in the condensed consolidated statement of shareholders' equity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

condition. As additional information becomes available, DSW will assess the potential liability related to its pending litigation and revise the estimates as needed.

Guarantees and Liabilities related to Discontinued Operations- As of the effective time of the Merger, a subsidiary of DSW assumed the obligations under RVI’s guarantees related to discontinued operations. DSW may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the loss or income from discontinued operations on the statements of operations. DSW records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the guarantee. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, DSW will recognize a reduction of the associated liability.

Filene’s Basement- Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in fiscal 2009. In fiscal 2011, Syms and Filene’s Basement filed for bankruptcy protection and liquidated all of their stores in December 2011. DSW recorded a liability of $9.0 million related to lease guarantees for two locations in fiscal 2011, and in the first quarter of fiscal 2012, adjusted the liability to $7.0 million based on current information available to DSW, which resulted in an update of DSW's most likely estimated liability. As of May 4, 2013, the estimated liability was $6.6 million. DSW assumed the lease for the third location in fiscal 2011 and is operating a store at this location. These lease guarantees are described in more detail below.

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under the guarantee. DSW believes that the liability under the guarantee may be limited based on the ultimate disposition of the lease and/or the guarantee may not be enforceable. In April 2012, the landlord advised DSW that it had signed a lease with a tenant and asserted that DSW is responsible for shortfalls and rent while the space is unoccupied. In April 2013, the Court denied the landlord's motion for summary judgment. The expected range of loss is from zero to $7 million.

Bergen, NJ- RVI guaranteed Filene’s Basement’s obligations for the Bergen location when RVI owned Filene’s Basement. The lease expires in September 2017. The landlord at the Bergen location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New Jersey seeking payment under the guarantee. The lease guarantee expressly caps Merger Sub's liability at $3 million. Filene’s Basement ceased operating at the Bergen location earlier in the year prior to the bankruptcy, and a third party is operating in a portion of the space leased by Filene’s Basement. Currently, the ultimate disposition of the lease is unknown. DSW could successfully assert that the guarantee is not enforceable resulting in limited or no liability to DSW. The expected range of loss is from zero to $3 million.

Contractual Obligations- As of May 4, 2013, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were approximately $1.2 million as of May 4, 2013. In addition, DSW has signed lease agreements for 15 new store locations expected to be opened in fiscal 2013 and 2014 with total annual rent of approximately $8.8 million. In connection with the new lease agreements, DSW will receive a total of $9.3 million of construction and tenant allowance reimbursements for expenditures at these locations.

17.    SUBSEQUENT EVENTS

Dividends- On May 29, 2013, DSW announced that the Board of Directors declared a quarterly cash dividend of $0.25 per share. The quarterly dividend will be paid on June 28, 2013 to shareholders of record at the close of business on June 18, 2013.

Share Repurchase Program- On May 29, 2013, DSW announced that the Board of Directors approved the extension of the share repurchase program.

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

Company Overview

DSW is a leading U.S. branded footwear and accessories specialty retailer. As of May 4, 2013, we operated 376 shoe stores, dsw.com and 348 shoe departments for three other retailers through our Affiliated Business Group. We offer designer shoes at warehouse prices. We offer a wide assortment of brand name and designer dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and on dsw.com. We also offer kids' shoes exclusively on dsw.com. Our typical DSW customers are brand, value, quality and style conscious shoppers who have a passion for fashionable footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 25,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in the DSW Form 10-K filed on March 28, 2013 and under “Part II, Item 1A. Risk Factors,” included in this Form 10-Q, some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	disruption of our distribution and fulfillment operations;

•	continuation of supply agreements and the financial condition of our affiliated business partners;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to our information systems and data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our “DSW Rewards” program to drive traffic, sales and customer loyalty;

•	the success of our luxury test;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to leases of our properties;

•	risks related to our cash and investments; and

•
the realization of risks related to the Merger, including risks related to pre-merger Retail Ventures, Inc. ("RVI") guarantees of certain Filene’s Basement leases and RVI's assumption of a pension plan.

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

Results of Operations

Overview. During the three months ended May 4, 2013, DSW Inc. had a 2.4% decrease in comparable sales and a 7.7% increase in total sales. Comparable sales increased 7.6% for the same period last year. The decrease in comparable sales was primarily a result of a decrease in traffic, which was partially offset primarily by an increase in conversion as well as minor increases in average unit retail and units per transaction. In the first quarter of fiscal 2013, we tested an expanded luxury assortment online, and our future approach to luxury will depend on our ability to buy products that will allow us to at least break even. We also utilized pop-up stores to help liquidate apparel that would not be part of our future assortment.

In the three months ended May 4, 2013, DSW Inc.'s merchandise margin rate decreased 350 basis points as a percentage of net sales over the three months ended April 28, 2012 primarily as a result of inventory adjustments related to our luxury test. Excluding our luxury test, gross profit as a percentage of net sales decreased 100 basis points. We also had occupancy deleverage driven by decreased average store sales and distribution and fulfillment expenses due to the growth of dsw.com.

We continue to make investments in our business that are critical to long-term growth, as well as returning value to our shareholders. During the three months ended May 4, 2013, we invested $19.8 million in capital expenditures compared to $23.6 million during the three months ended April 28, 2012. Our capital expenditures during the three months ended May 4, 2013 were primarily related to opening new stores and business infrastructure. As of May 4, 2013, our cash and short-term investments balance was $295.6 million and long-term investments were $134.1 million.

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of operations:

	Three months ended
	May 4, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of sales	(69.6)	(65.5)
Gross profit	30.4	34.5
Operating expenses	(21.4)	(21.8)
Change in fair value of derivative instruments	—	(1.0)
Operating profit	9.0	11.7
Interest income, net	0.1	0.1
Income from continuing operations before income taxes	9.1	11.8
Income tax provision	(3.4)	(4.9)
Income from continuing operations	5.7	6.9
Income from discontinued operations, net of tax	—	0.2
Net income	5.7%	7.1%

THREE MONTHS ENDED MAY 4, 2013 COMPARED TO THREE MONTHS ENDED APRIL 28, 2012

Net Sales. Net sales for the first quarter of fiscal 2013 increased 7.7% from the first quarter of fiscal 2012. The following table summarizes the net change in our net sales:

Three months ended May 4, 2013
(in millions)
Net sales for the three months ended April 28, 2012	$558.6
Decrease in comparable sales	(13.3)
Increase from luxury test sales	5.3
Net increase from non-comparable and closed store sales	50.8
Net sales for the three months ended May 4, 2013	$601.4

The following table summarizes our net sales by reportable segment and in total:

	Three months ended
	May 4, 2013	April 28, 2012
	(in thousands)
DSW segment	$562,924	$521,151
Affiliated Business Group segment	38,438	37,421
Total DSW Inc.	$601,362	$558,572

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	May 4, 2013	April 28, 2012
DSW segment	(2.4)%	8.0%
Affiliated Business Group segment	(1.7)%	2.3%
DSW Inc.	(2.4)%	7.6%

Our increase in total net sales for the DSW segment was a result of non-comparable sales growth which was partially offset by a decrease in comparable sales. The calculation of comparable sales excludes net sales from our luxury test. We opened 12 new DSW stores this quarter. The decrease in comparable sales was primarily a result of a decrease in traffic for our DSW segment, which was partially offset by an increase in conversion due to more of those customers making a purchase as well as minor increases in average unit retail and units per transaction. DSW segment comparable sales decreased in our largest business, women's footwear by 6%, driven by a decline in sandals and also decreased in athletic by 1%. DSW segment comparable sales increased in men's by 8% and accessories by 11%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 30.4% in the first quarter of fiscal 2013 from 34.5% in the first quarter of fiscal 2012. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	May 4, 2013	April 28, 2012
DSW segment	30.9%	35.2%
Affiliated Business Group segment	23.6%	23.8%
DSW Inc.	30.4%	34.5%
DSW Inc. gross profit was negatively impacted by $16.5 million related to our luxury test, which was comprised of a sales benefit of $5.3 million offset by cost of sales of $21.8 million, which includes the inventory adjustments. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Three months ended
	May 4, 2013		April 28, 2012
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$182,997	30.4%	$192,590	34.5%
Impact of luxury test	16,507	3.1%	—	—%
DSW Inc. gross profit excluding luxury test	$199,504	33.5%	$192,590	34.5%

For the DSW segment, the reconciliation of components of gross profit to merchandise margin excluding our luxury test as a percentage of net sales was:

	Three months ended
	May 4, 2013	April 28, 2012
Gross profit	30.9%	35.2%
Impact of luxury test	3.2%	—%
Gross profit excluding luxury test	34.1%	35.2%

Store occupancy expense	10.2%	9.8%
Distribution and fulfillment expenses	2.2%	2.0%
Merchandise margin excluding luxury test	46.5%	47.0%
For the DSW segment, total gross profit decreased 430 basis points primarily as a result of inventory adjustments related to our luxury test. Excluding the impact of the luxury test, gross profit as a percentage of net sales decreased 110 basis points. Merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP measure, for the DSW segment decreased as a percentage of net sales to 46.5% for the first quarter of fiscal 2013 from 47.0% for the first quarter of fiscal 2012 as a result of a less favorable sales mix. Store occupancy expense for the DSW segment increased as a percentage of net sales to 10.2% for the first quarter of fiscal 2013 compared to 9.8% for the first quarter of fiscal 2012 due to decreased average store sales. Distribution and fulfillment expenses as a percentage of net sales increased to 2.2% for the first quarter of fiscal 2013 from 2.0% for the first quarter of fiscal 2012 primarily due to the expansion of dsw.com.

Gross profit for our Affiliated Business Group segment remained relatively flat as a percentage of net sales for the first quarter of fiscal 2013.

Operating Expenses. Operating expenses as a percentage of net sales were 21.4% and 21.8% for the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively. The 40 basis point leverage was a primarily a result of leverage from reduced new store opening expenses and home office overhead.

Change in Fair Value of Derivative Instruments. During the first quarter of fiscal 2012, we recorded a non-cash charge of $5.3 million, related to the change in the fair value of warrants, which settled in the first half of fiscal 2012.

Interest Income, Net. Interest income, net for the first quarter of fiscal 2013 was relatively flat compared to the first quarter of fiscal 2012.

Income Taxes. Our effective tax rate for the first quarter of fiscal 2013 was 36.8%, compared to 41.3% for the first quarter of fiscal 2012. The effective tax rate of 36.8% for the first quarter of fiscal 2013 reflects the impact of state and local taxes. The effective tax rate for the first quarter of fiscal 2012 reflects the impact of the change in fair value of the warrants, which are included for book income but not in tax income.

Income from Discontinued Operations, Net of Tax. During the first quarter of fiscal 2013, there was no income from discontinued operations. During the first quarter of fiscal 2012, income from discontinued operations, net of tax, was due to reduction in expected payments under our lease guarantees for Filene's Basement.

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

Liquidity and Capital Resources

Overview. Our primary ongoing cash flow requirements are for inventory purchases, capital expenditures made in connection with our expansion, improving our information systems, the remodeling of existing stores and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from DSW operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures related to projected business growth and continue payments of dividends to our shareholders.

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital remained relatively flat at $535.5 million as of May 4, 2013 as compared to $546.5 million as of February 2, 2013. As of both May 4, 2013 and February 2, 2013, the current ratio was 3.0.

Operating Cash Flows. For the three months ended May 4, 2013, our net cash provided by operations was $42.3 million compared to $35.5 million for the three months ended April 28, 2012 driven primarily by changes in working capital. Our utilization of RVI’s federal net operating losses and tax credits offset our taxable income, which generates cash tax savings, and we believe should continue to generate cash tax savings in fiscal 2013.

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

Investing Cash Flows. For the three months ended May 4, 2013, our net cash used in investing activities was $42.2 million compared to $45.6 million for the three months ended April 28, 2012. During the three months ended May 4, 2013, we incurred $19.8 million for capital expenditures, of which $14.1 million related to stores and $5.7 million related to business infrastructure. During the three months ended May 4, 2013, we had net purchases of short-term and long-term investments of $20.6 million compared to net purchases of short-term and long-term investments of $22.8 million during the three months ended April 28, 2012.

We expect to spend approximately $110 million for capital expenditures in fiscal 2013. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open 25 to 30 new stores in fiscal 2013. During fiscal 2012, the average investment required to open a typical new DSW store was approximately $1.9 million, excluding any construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.7 million, fixtures and leasehold improvements typically accounted for $0.9 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Cash Flows. For the three months ended May 4, 2013, our net cash provided by financing activities was $1.2 million compared to net cash used by financing activities of $7.6 million for the three months ended April 28, 2012. Net cash provided by financing activities was primarily related to proceeds from the exercise of stock options for the three months ended May 4, 2013. Net cash provided by financing activities for the three months ended April 28, 2012 was primarily related to proceeds from the exercise of stock options and warrants which was partially offset by the payment of dividends.

On June 18, 2012, we announced that our Board of Directors authorized us to repurchase up to $100 million of DSW Common Shares over the next twelve months. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our Common Shares under the program. We announced on May 29, 2013 that the share repurchase was extended. As of May 4, 2013, we have not made any repurchases under this program.

Our Credit Facility and other liquidity considerations are described more fully below:

$100 Million Credit Facility ("Credit Facility"). On June 30, 2010, we entered into a $100 million secured revolving credit facility with a term of four years that will expire on June 30, 2014. Our Credit Facility allows the payment of dividends and redemption of our stock by us or our subsidiaries provided that we meet the minimum cash and short-term investments requirement of $125 million as defined in the Credit Facility. Additional covenants limit our payments for capital expenditures to $125 million in any fiscal year, and if we have direct borrowings greater than $25 million, our Credit Facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. We paid $21.6 million for capital expenditures for the three months ended May 4, 2013. As of May 4, 2013, we were not required to calculate the fixed charge coverage ratio as we did not have direct borrowings greater than $25 million. We had availability under the Credit Facility of $89.4 million and outstanding letters of credit of $10.6 million as of May 4, 2013.

Other Liquidity Considerations

Filene's Basement Pension Plan. On December 1, 2011, we adopted a plan amendment to terminate the plan with a proposed termination date of March 11, 2012. Prior to the pension plan being fully funded, participant settlement elections need to be obtained. In April 2013, we received a favorable determination letter from the Internal Revenue Service, began the process of obtaining participant settlement elections and are required to disburse the funds within 120 days of the receipt of the favorable determination letter.

To satisfy the liability under the pension plan, we will issue lump-sum payments at participant election and purchase non-participating group annuity contracts to cover any participants that do not elect a lump-sum distribution. The purchase price of the contracts will be funded from the assets of the plan at the date of termination, and any shortfall will be covered by a payment from DSW. Currently, our pension plan is recorded as an underfunded plan with liability of $4.5 million. The transaction should result in the transfer and settlement of the pension benefit obligation, thus relieving us of any responsibility for the pension plan. Upon the transfer of the plan obligations and assets described above, we expect to reclassify the balance of accumulated other comprehensive income of $8.8 million to net income as the pension plan is settled.

Contractual Obligations

We had outstanding letters of credit that totaled approximately $10.6 million and $14.0 million, respectively, as of May 4, 2013 and February 2, 2013 under our Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of May 4, 2013, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $1.2 million as of May 4, 2013. In addition, we have signed lease agreements for 15 new store locations expected to be opened during fiscal 2013 and 2014, with total annual rent of approximately $8.8 million. In connection with the new lease agreements, we will receive a total of $9.3 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of May 4, 2013, we operated all of our stores, certain warehouses and our fulfillment center from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. We had no capital leases outstanding as of May 4, 2013 or February 2, 2013.

Off-Balance Sheet Arrangements

As of May 4, 2013, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

Proposed Accounting Standards

The Financial Accounting Standards Board periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 2 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standard implemented.

Critical Accounting Policies and Estimates

As discussed in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

$100 Million Credit Facility- As of May 4, 2013, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings.

Guarantee of Union Square lease- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement. In February 2012, the landlord at the Union Square location brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under the guarantee. A third party has entered into a lease for this location, but the landlord has asserted that DSW is responsible for rent and certain costs while the space is unoccupied. In April 2013, the Court denied the landlord's motion for summary judgment. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. We will continue to monitor our potential liability regarding this lease obligation.

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

Item 1A. Risk Factors.

The following risk factor supplements DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Prior to the Merger, RVI had actual liabilities and significant contingent liabilities. As of the effective time of the Merger, Merger Sub, a subsidiary of DSW, assumed RVI's obligations with respect to these actual liabilities and contingent liabilities, if they become actual liabilities, which could adversely affect DSW’s financial condition.

Merger Sub assumed the obligations of RVI for the guaranteed lease obligations. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. RVI guaranteed the obligations of Filene’s Basement in connection with three leases for retail store locations. Merger Sub may be responsible for any obligations of RVI under these guarantees. These leases expire in January 2017, September 2017 and October 2024. DSW assumed one of these leases and is currently operating a store in that location. As of May 4, 2013, there is a recorded liability of $6.6 million associated with the remaining lease guarantees.

The landlord at the Union Square location has brought a lawsuit against Merger Sub seeking to recoup payments under the guarantee. A third party has entered into a lease for this location, but the landlord has asserted that DSW is responsible for rent while the space was unoccupied. In April 2013, the court in the case denied the landlord's motion for summary judgment. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. If the guarantee is deemed to be enforceable, the new lease may not release Merger Sub from liability under the original guarantee.

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

DSW made no purchases of its Common Shares during the three months ended May 4, 2013, excluding shares withheld to satisfy tax withholdings for stock option exercises and the vesting of restricted stock units. These shares withheld are summarized in the table below (shares in thousands):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
February 3, 2013 to March 2, 2013	—		—	$100,000
March 3, 2013 to April 6, 2013	24	$63.80	—	100,000
April 7, 2013 to May 4, 2013	—		—	100,000
	24	$63.80	—	$100,000

$100 Million Share Repurchase Program- On June 18, 2012, we announced that our Board of Directors authorized us to repurchase up to $100 million of DSW Common Shares over the next twelve months. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our Common Shares under the program. We announced on May 29, 2013 that the share repurchase was extended. As of May 4, 2013, we have not made any repurchases under this program.

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

Item 3.    Defaults Upon Senior Securities. None.
Item 4.    Mine Safety Disclosures. Not Applicable.
Item 5.    Other Information. None.
Item 6.    Exhibits. See Index to Exhibits on page 24.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DSW INC.
(Registrant)

Date:	June 7, 2013	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number		Description
10.1	*	Third Lease Amendment to Agreement of Lease, dated March 1, 2013, between 4300 Venture 34910 LLC, a Schottenstein Affiliate, and eTailDirect LLC re: fulfillment center.
10.2#	*	Form of Performance-Based Restricted Stock Units Award Agreement for Employees.
10.3#	*	Form of Restricted Stock Units Award Agreement for Employees.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer
101	*	XBRL Instance Document
* Filed herewith
# Management contract or compensatory plan or arrangement