Form 10-Q
period 2013-08-03
DSW Inc.
filed 2013-09-06
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013

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

The number of outstanding Class A Common Shares, without par value, as of September 3, 2013 was 36,749,126 and Class B Common Shares, without par value, as of September 3, 2013 was 8,584,003.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$562,063	$512,218	$1,163,425	$1,070,790
Cost of sales	(378,621)	(351,973)	(796,986)	(717,955)
Operating expenses	(129,461)	(112,118)	(258,172)	(234,041)
Change in fair value of derivative instruments	—	(779)	—	(6,121)
Operating profit	53,981	47,348	108,267	112,673
Interest expense	(207)	(230)	(424)	(446)
Interest income	688	726	1,245	1,409
Interest income, net	481	496	821	963
Income from continuing operations before income taxes	54,462	47,844	109,088	113,636
Income tax provision	(20,742)	(18,526)	(40,853)	(45,711)
Income from continuing operations	33,720	29,318	68,235	67,925
Income from discontinued operations, net of tax	—	—	—	1,253
Net income	$33,720	$29,318	$68,235	$69,178

Basic and diluted earnings per share:
Basic earnings per share from continuing operations	$0.75	$0.66	$1.51	$1.54
Diluted earnings per share from continuing operations	$0.73	$0.65	$1.49	$1.51
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.03
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.03
Basic earnings per share	$0.75	$0.66	$1.51	$1.57
Diluted earnings per share	$0.73	$0.65	$1.49	$1.54

Shares used in per share calculations:
Basic shares	45,190	44,454	45,124	44,067
Diluted shares	45,898	45,256	45,839	44,957

Other Comprehensive Income:
Change in minimum pension liability, net of taxes of $5,289 and $74, respectively	$8,758	$124	$8,758	$124
Comprehensive income	$42,478	$29,442	$76,993	$69,302

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	August 3, 2013	February 2, 2013
ASSETS
Cash and equivalents	$68,929	$81,097
Short-term investments	200,238	232,081
Accounts receivable, net	21,716	26,756
Accounts receivable from related parties	26	28
Inventories	404,512	393,794
Prepaid expenses and other current assets	38,173	20,637
Prepaid rent to related parties	943	—
Deferred income taxes	42,368	67,397
Total current assets	776,905	821,790

Property and equipment, net	310,374	300,313
Long-term investments	230,599	96,712
Goodwill	25,899	25,899
Deferred income taxes	14,366	9,443
Other assets	8,030	7,946
Total assets	$1,366,173	$1,262,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$175,806	$150,461
Accounts payable to related parties	819	1,651
Accrued expenses	127,151	123,199
Total current liabilities	303,776	275,311

Non-current liabilities	131,657	128,213

Commitments and contingencies	—	—

Shareholders’ equity:
Class A Common Shares, no par value; 170,000 authorized; 36,663 and 36,282 issued and outstanding, respectively	718,071	706,087
Class B Common Shares, no par value; 100,000 authorized; 8,584 and 8,730 issued and outstanding, respectively	163,690	165,939
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—
Retained earnings	73,972	16,991
Basis difference related to acquisition of common control entity	(24,993)	(21,680)
Accumulated other comprehensive loss	—	(8,758)
Total shareholders’ equity	930,740	858,579
Total liabilities and shareholders’ equity	$1,366,173	$1,262,103

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares				Retained Earnings (Accum-ulated Deficit)	Basis Difference Related to Acquisition of Common Control Entity	Accum-ulated Other Compre-hensive Loss	Total
	Class A Common Shares	Class B Common Shares	Class A Common Shares	Class B Common Shares
Balance, January 28, 2012	32,122	11,170	$624,948	$171,864	$(1,739)	$—	$(8,486)	$786,587

Income from continuing operations, net of tax	—	—	—	—	67,925	—	—	67,925
Income from discontinued operations, net of tax	—	—	—	—	1,253	—	—	1,253
Stock-based compensation expense, before related tax effects	—	—	3,587	—	—	—	—	3,587
Stock units granted	18	—	953	—	—	—	—	953
Exercise of stock options, net of settlement of taxes	509	—	6,309	—	—	—	—	6,309
Vesting of restricted stock units, net of settlement of taxes	66	—	(1,858)	—	—	—	—	(1,858)
Excess tax benefits related to stock-based compensation	—	—	7,747	—	—	—	—	7,747
Exchange of Class B Common Shares for Class A Common Shares	2,262	(2,262)	34,820	(34,820)	—	—	—	—
Exercise of warrants	—	753	—	43,216	—	—	—	43,216
Payment of dividends ($0.33 per share)	—	—	—	—	(14,545)	—	—	(14,545)
Change in minimum pension liability, net of taxes of $74	—	—	—	—	—	—	124	124

Balance, July 28, 2012	34,977	9,661	$676,506	$180,260	$52,894	$—	$(8,362)	$901,298

Balance, February 2, 2013	36,282	8,730	$706,087	$165,939	$16,991	$(21,680)	$(8,758)	$858,579

Income from continuing operations, net of tax	—	—	—	—	68,235	—	—	68,235
Stock-based compensation expense, before related tax effects	—	—	4,282	—	—	—	—	4,282
Stock units granted	15	—	1,069	—	—	—	—	1,069
Exercise of stock options	182	—	3,317	—	—	—	—	3,317
Vesting of restricted stock units, net of settlement of taxes	38	—	(1,560)	—	—	—	—	(1,560)
Excess tax benefits related to stock-based compensation	—	—	2,627	—	—	—	—	2,627
Tax effect of basis difference related to acquisition of common control entity	—	—	—	—	—	(3,313)	—	(3,313)
Exchange of Class B Common Shares for Class A Common Shares	449	(449)	6,914	(6,914)	—	—	—	—
Exchange of Class A Common Shares for Class B Common Shares	(303)	303	(4,665)	4,665	—	—	—	—
Payment of dividends ($0.25 per share)	—	—	—	—	(11,254)	—	—	(11,254)
Change in minimum pension liability							(177)	(177)
Settlement of pension plan, net of taxes of $5,289	—	—	—	—	—	—	8,935	8,935

Balance, August 3, 2013	36,663	8,584	$718,071	$163,690	$73,972	$(24,993)	$—	$930,740

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net income	$68,235	$69,178
Less: income from discontinued operations, net of tax	—	(1,253)
Income from continuing operations, net of tax	$68,235	$67,925

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	33,079	27,592
Stock-based compensation expense	5,351	4,540
Deferred income taxes	14,817	42,288
Change in fair value of derivative instruments	—	6,121
Loss on disposal of long-lived assets	404	1,285
Amortization of investment discounts and premiums	4,816	3,170
Excess tax benefits related to stock option exercises	(2,627)	(7,747)
Settlement of pension plan	14,224	—

Change in working capital, assets and liabilities:
Accounts receivable, net	5,042	(7,792)
Inventories	(10,718)	(32,838)
Prepaid expenses and other current assets	(18,478)	578
Accounts payable	24,745	3,813
Accrued expenses	8,409	(17,389)
Other	(229)	9,928
Net cash and equivalents provided by operating activities from continuing operations	$147,070	$101,474

Cash flows from investing activities:
Cash paid for property and equipment	(45,266)	(47,041)
Purchases of available-for-sale investments	(2,590)	(29,680)
Purchases of held-to-maturity investments	(251,261)	(191,164)
Maturities and sales of available-for-sale investments	26,870	49,992
Maturities of held-to-maturity investments	120,121	94,536
Net cash and equivalents used in investing activities from continuing operations	$(152,126)	$(123,357)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,317	10,199
Shares withheld to satisfy income tax withholdings for restricted stock unit vesting and option exercises	(1,560)	(5,748)
Debt issuance costs	(242)	—
Dividends paid	(11,254)	(16,051)
Proceeds from the exercise of warrants	—	7,792
Excess tax benefits related to stock-based compensation	2,627	7,747
Net cash and equivalents (used in) provided by financing activities from continuing operations	$(7,112)	$3,939

Net decrease in cash and equivalents from continuing operations	(12,168)	(17,944)
Cash and equivalents, beginning of period	81,097	79,003
Cash and equivalents, end of period	$68,929	$61,059

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$11,349	$3,820
Proceeds from construction and tenant allowances	$13,874	$5,995

Non-cash investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$5,326	$8,354
Additional paid in capital transferred from warrant liability due to warrant exercises	$—	$35,424
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Business Operations- DSW and its wholly owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. DSW Class B Common Shares are not listed on a stock exchange but are exchangeable for Class A Common Shares at the election of the shareholder.

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women and men. As of August 3, 2013, DSW operated a total of 377 DSW stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During the six months ended August 3, 2013, DSW opened 13 new DSW stores.

DSW also operates shoe departments for three retailers in its Affiliated Business Group segment. As of August 3, 2013, DSW supplied merchandise to 260 Stein Mart stores, 90 Gordmans stores, and one Frugal Fannie’s store. During the six months ended August 3, 2013, DSW added 9 new shoe departments and ceased operations in 2 shoe departments.

In June 2013, DSW announced the completion of a joint agreement with Loehmann's Operating Company ("Loehmann's") to operate as the sole supplier for the Loehmann's shoe departments in its stores located throughout the United States and e-commerce site, loehmanns.com. DSW will supply shoes to a few stores beginning in December 2013, with the remainder of the stores and e-commerce launching in early 2014.

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

2.     RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income- In February 2013, the Financial Accounting Standards Board issued an update to existing guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income or loss that requires presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income or loss, but only if the item reclassified is required under generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. This update is effective for fiscal years beginning after December 15, 2012. See Note 13 for disclosures related to this guidance.

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

Filene’s Basement- As of August 3, 2013, the Company had a liability of $6.5 million for guaranteed lease obligations related to leases assumed by Syms and a liability of less than $0.1 million related to leases not assumed by Syms. See Note 16 for additional disclosure regarding the guaranteed lease obligations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of August 3, 2013, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW Board of Directors, and members of his family, owned approximately 19% of DSW’s outstanding Common Shares representing approximately 65% of the combined voting power of DSW’s outstanding Common Shares. As of August 3, 2013, the Schottenstein Affiliates beneficially owned 0.2 million Class A Common Shares and 8.6 million Class B Common Shares. See Note 17 regarding the proposed stock split and the impact on Class B Common Share voting power.

DSW leases certain store locations owned by Schottenstein Affiliates and purchases services and products from Schottenstein Affiliates. Accounts receivable from and payables to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. As of both August 3, 2013 and February 2, 2013, the balance of related party receivables was less than $0.1 million. As of August 3, 2013 and February 2, 2013, the balance of related party payables was $0.8 million and $1.7 million, respectively. As of August 3, 2013, the balance of related party prepaid rent was $0.9 million, and there was no related party prepaid rent as of February 2, 2013.

5.     EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding DSW stock options, restricted stock units ("RSU") and performance-based restricted stock units ("PSU") calculated using the treasury stock method. The following table is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Three months ended		Six months ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Basic shares	45,190	44,454	45,124	44,067
Assumed exercise of dilutive DSW stock options	605	700	606	763
Assumed exercise of dilutive DSW RSUs and PSUs	103	102	109	127
Diluted shares	45,898	45,256	45,839	44,957

Options, RSUs and PSUs- For both the three and six months ended August 3, 2013, the amount of potential common shares outstanding as of August 3, 2013 that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.4 million. For both the three and six months ended July 28, 2012, the amount of potential common shares (excluding warrants) outstanding as of July 28, 2012 that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.3 million.

Warrants- For the three and six months ended July 28, 2012, the assumed exercise of warrants for 0.1 million and 0.3 million, respectively, common shares were not included in the calculation of shares as the effect would have been anti-dilutive. There were no warrants outstanding during the six months ended August 3, 2013.

Shareholders' Equity- On May 29, 2013, DSW announced that its Board of Directors had authorized the Company to extend the share repurchase program of up to $100 million of DSW Common Shares. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. As of August 3, 2013, DSW has not made any repurchases under this program.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     STOCK-BASED COMPENSATION

The DSW 2005 Equity Incentive Plan ("the DSW Plan") provides for the issuance of equity awards to purchase up to 7.6 million DSW Common Shares. The DSW Plan covers stock options, restricted stock units, performance-based restricted stock units and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the DSW Plan generally remain exercisable for a period of ten years from the date of grant.

Stock Options- The following table summarizes DSW’s stock option activity:

Six months ended
August 3, 2013
(in thousands)
Outstanding, beginning of period	1,847
Granted	246
Exercised	(182)
Forfeited	(17)
Outstanding, end of period	1,894
Exercisable, end of period	883

DSW expensed $3.2 million and $2.7 million for the six months ended August 3, 2013 and July 28, 2012, respectively, related to stock options. The weighted-average grant date fair value of each option granted in the six months ended August 3, 2013 and July 28, 2012 was $25.69 and $25.17 per share, respectively. As of August 3, 2013, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $17.4 million with a weighted average expense recognition period remaining of 2.2 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for DSW options granted in each of the periods presented:

	Six months ended
Assumptions:	August 3, 2013	July 28, 2012
Risk-free interest rate	0.7%	1.2%
Expected volatility of DSW common stock	53.4%	56.2%
Expected option term	4.7 years	5.5 years
Expected dividend yield	1.3%	1.2%

Restricted Stock Units ("RSU")- The following table summarizes DSW’s restricted stock unit activity:

Six months ended
August 3, 2013
(in thousands)
Outstanding, beginning of period	218
Granted	28
Vested	(62)
Forfeited	(1)
Outstanding, end of period	183

Beginning in fiscal 2013, RSUs granted will generally vest over three years. DSW expensed $0.9 million and $0.8 million for the six months ended August 3, 2013 and July 28, 2012, respectively, related to RSUs. As of August 3, 2013, the total compensation cost related to nonvested RSUs not yet recognized was approximately $4.8 million with a weighted average expense recognition period remaining of 2.3 years. The weighted average exercise price for all RSUs is zero.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Performance-Based Restricted Stock Units ("PSU")- The following table summarizes DSW’s performance-based restricted stock unit activity:

Six months ended
August 3, 2013
(in thousands)
Outstanding, beginning of period	—
Granted	34
Vested	—
Forfeited	—
Outstanding, end of period	34

Beginning in fiscal 2013, DSW granted performance-based restricted stock units. These awards cliff vest at the end of a three year period based upon the Company’s achievement of pre-established goals as of the end of the first year of the term. PSUs receive dividend equivalents in the form of additional PSUs, which are subject to the same restrictions and forfeiture provisions as the original award. Consistent with RSUs, the grant date fair value of PSUs is based on the closing market price of DSW Class A Common Shares on the date of grant. DSW expensed $0.2 million for the six months ended August 3, 2013 related to PSUs. As of August 3, 2013, the total compensation cost related to nonvested PSUs not yet recognized was approximately $1.9 million with a weighted average expense recognition period remaining of 2.6 years. The weighted average exercise price for all PSUs is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. During both of the six months ended August 3, 2013 and July 28, 2012, DSW expensed $1.1 million and $1.0 million for these grants. The following table summarizes DSW’s director stock unit activity:

Six months ended
August 3, 2013
(in thousands)
Outstanding, beginning of period	158
Granted	15
Exercised	(9)
Outstanding, end of period	164

7.     INVESTMENTS

The majority of DSW’s available-for-sale investments were primarily municipal bonds with renewal dates of every 7 days. Held-to-maturity investments are primarily corporate bonds, municipal bonds and municipal term notes and are held at amortized cost, which approximates fair value. Long-term investments have maturities longer than one year but shorter than three years and are classified as held-to-maturity. The following table discloses the major categories of DSW’s investments as of the periods presented:

	Short-term investments		Long-term investments
	August 3, 2013	February 2, 2013	August 3, 2013	February 2, 2013
Available-for-sale:	(in thousands)
Term notes and bonds	—	$24,280	—	—

Held-to-maturity:
Term notes and bonds	$200,238	207,801	$230,599	$96,712
Total investments	$200,238	$232,081	$230,599	$96,712

As of both August 3, 2013 and February 2, 2013, short-term investments had gross holding gains of $0.2 million, and as of August 3, 2013 and February 2, 2013, gross holding losses of $0.1 million and $0.2 million, respectively. As of August 3, 2013 and February 2, 2013, long-term investments had gross holding gains of $0.1 million and $0.3 million, respectively, and as of August 3, 2013 and February 2, 2013, gross holding losses of $1.1 million and $0.1 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

•	Level 3 inputs are unobservable inputs.

Financial Assets- The following table presents financial assets at fair value as of the periods presented:

	As of August 3, 2013			As of February 2, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:	(in thousands)
Cash and equivalents(a)	$68,929	$68,929	—	$81,097	$81,097	—
Short-term investments(b)	200,398	—	$200,398	232,052	—	$232,052
Long-term investments (b)	229,590	—	229,590	96,843	—	96,843
Total assets	$498,917	$68,929	$429,988	$409,992	$81,097	$328,895

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

Non-Financial Assets- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. There were no significant non-recurring fair value measurements recorded for the six months ended August 3, 2013 or July 28, 2012.

9.     DEBT OBLIGATIONS AND WARRANT LIABILITIES

DSW $50 Million Secured Credit Facility- On August 2, 2013, DSW entered into a secured revolving credit agreement (the "Credit Facility"). The Credit Facility, together with the Letter of Credit Agreement (defined below), amended DSW's prior credit facility, dated June 30, 2010. The Credit Facility reduced the amount of revolving credit commitments from $100 million to $50 million, allowed DSW to transfer its outstanding letters of credit and has a term of five years that will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon DSW's request and the increase would be subject to lender availability, DSW's financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of DSW's personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for DSW's ongoing working capital requirements and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at the Company's option under: (a) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin, which is between 1.00 and 1.25, based upon the Company's revolving credit availability; or (b) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Facility), plus an applicable margin based upon the Company's revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to DSW's management and the operation of DSW's business. These covenants, among other things, limit or restrict DSW's ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. The Credit Facility also requires that DSW meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

payments for capital expenditures to $200 million in any fiscal year. DSW paid $45.3 million for capital expenditures for the six months ended August 3, 2013.

As of August 3, 2013 and February 2, 2013, DSW had no outstanding borrowings under the facilities, had availability under the facilities of $33.9 million and $86.0 million, respectively, and had outstanding letters of credit of $16.1 million and $14.0 million, respectively.

DSW $50 Million Letter of Credit Agreement- Also on August 2, 2013, DSW entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million, with a term of five years that will expire on August 2, 2018. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and will be used for general corporate purposes. The Letter of Credit Agreement requires compliance with conditions precedent that must be satisfied prior to issuing any letter of credit or extension. In addition, the Letter of Credit Agreement contains restrictive covenants relating to DSW's management and the operation of DSW's business. These covenants, among other things, limit or restrict DSW's ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2.0% per annum. As of August 3, 2013, DSW had no outstanding letters of credit under the Letter of Credit Agreement.

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

On March 14, 2012, DSW issued 411,963 DSW Class B Common Shares to the Schottenstein Affiliates in connection with the exercise of its outstanding warrant. The common shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $4.3 million, and DSW paid accrued dividends of $0.8 million related to DSW's special dividend paid on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW reclassified $18.6 million from the warrant liability to Class B Common Shares during the first quarter of fiscal 2012.

On May 31, 2012, DSW issued 341,222 DSW Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrants. The common shares were issued at an exercise price of $10.35 per share, for an aggregate cash purchase price of $3.5 million, and DSW paid accrued dividends of $0.7 million related to DSW's special dividend issued on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW reclassified $16.8 million from the warrant liability to Class B Common Shares during the second quarter of fiscal 2012. The warrants exercised during the six months ended July 28, 2012 resulted in a total increase of $43.2 million to Class B Common Shares.

During the three and six months ended July 28, 2012, DSW recorded a non-cash charge of $0.8 million and $6.1 million, respectively, related to the change in the fair value of warrants, which settled in the first half of fiscal 2012.

10.    PROPERTY AND EQUIPMENT

The balance sheet caption "Property and equipment, net" was comprised of the following for the periods presented:

	August 3, 2013	February 2, 2013
	(in thousands)
Property and equipment:
Land	$1,110	$1,110
Furniture, fixtures and equipment	366,605	343,614
Buildings, building and leasehold improvements	309,599	291,572
Total property and equipment	677,314	636,296
Accumulated depreciation and amortization	(366,940)	(335,983)
Property and equipment, net	$310,374	$300,313

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following for the periods presented:

	August 3, 2013	February 2, 2013
	(in thousands)
Gift cards and merchandise credits	$30,007	$33,831
Compensation	13,509	19,711
Taxes	33,540	16,192
Customer loyalty program	20,195	18,407
Other	29,900	35,058
Total accrued expenses	$127,151	$123,199

12.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following for the periods presented:

	August 3, 2013	February 2, 2013
	(in thousands)
Construction and tenant allowances	$78,668	$77,084
Deferred rent	37,304	36,723
Other	15,685	14,406
Total non-current liabilities	$131,657	$128,213

13.    PENSION PLAN

Merger Sub is responsible for the Filene’s Basement defined benefit pension plan (the "plan") that RVI assumed as part of its sale of Filene's Basement in fiscal 2009. On December 1, 2011, DSW adopted a plan amendment to terminate the plan with a proposed termination date of March 11, 2012. In April 2013, DSW received a favorable determination letter from the Internal Revenue Service, began the process of obtaining participant settlement elections and was required to disburse the funds within 120 days of the receipt of the favorable determination letter. DSW contributed a final contribution of $5 million to fully fund the plan. In the second quarter of fiscal 2013, DSW distributed all plan assets to participants through lump-sum distributions and a nonparticipating annuity contract. The settlement of the pension plan resulted in a settlement loss of $8.9 million, which is net of a tax benefit of $5.3 million, which was reclassified from other comprehensive loss to net income in the second quarter of fiscal 2013.

The following table provides additional detail regarding the composition of and reclassification adjustments out of accumulated other comprehensive loss for the six months ended August 3, 2013 and July 28, 2012, respectively:

	Six Months Ended		Location on Condensed Consolidated Statements of Operations
	August 3, 2013	July 28, 2012
	(in thousands)
Beginning Balance	$(8,758)	$(8,486)

Reclassification to net income due to settlement of the pension plan	14,224	—	Operating expenses
Tax benefit of the settlement of the pension plan	(5,289)	—	Income tax provision
Amortization of net loss	—	124	Operating expenses
Change in minimum pension liability	(177)	—	Operating expenses

Ending Balance	$—	$(8,362)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.    SEGMENT REPORTING

The Company sells products through three channels: DSW stores, dsw.com and the Affiliated Business Group. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. DSW has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million as of August 3, 2013 and February 2, 2013 is recorded in the DSW segment related to the DSW stores. In order to reconcile to the consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are not attributable to the reportable segments, primarily related to assets and liabilities of the former RVI operations. The settlement of the pension plan was recorded in Other.

	DSW segment	Affiliated Business Group segment	Other	Total
	(in thousands)
Three months ended August 3, 2013
Net sales	$530,921	$31,142	—	$562,063
Gross profit	177,524	5,918	—	183,442
Capital expenditures	23,349	68	—	23,417

Three months ended July 28, 2012
Net sales	$482,244	$29,974	—	$512,218
Gross profit	154,808	5,437	—	160,245
Capital expenditures	22,023	56	—	22,079

Six months ended August 3, 2013
Net sales	$1,093,845	$69,580	—	$1,163,425
Gross profit	351,461	14,978	—	366,439
Capital expenditures	42,980	238	—	43,218

Six months ended July 28, 2012
Net sales	$1,003,395	$67,395	—	$1,070,790
Gross profit	338,485	14,350	—	352,835
Capital expenditures	45,512	204	—	45,716

As of August 3, 2013
Total assets	$1,265,807	$99,970	$396	$1,366,173

As of February 2, 2013
Total assets	$1,164,331	$97,358	$414	$1,262,103

15.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. For the three and six months ended August 3, 2013, the effective tax rate of 38.1% and 37.4%, respectively, reflects federal, state and local taxes. For the three and six months ended July 28, 2012, the effective tax rate of 38.7% and 40.2%, respectively, primarily reflects federal, state and local taxes and the impact of the change in fair value of warrants included in book income but not tax income.

In the 2012 Annual Report, Note 4 discussed the tax impact of the acquisition of DSW's corporate headquarters and distribution center, which was a transaction between entities under common control. Differences between the financial reporting basis and tax basis were recorded as an equity transaction. In the first quarter of fiscal 2013, DSW recorded an additional tax effect of the basis difference related to the acquisition of the entity under common control of $3.3 million, which is reflected in the condensed consolidated statements of shareholders' equity.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Filene’s Basement- Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in fiscal 2009. In fiscal 2011, Syms and Filene’s Basement filed for bankruptcy protection and liquidated all of their stores in December 2011. DSW recorded a liability of $9.0 million related to lease guarantees for two locations in fiscal 2011, and in the first quarter of fiscal 2012, adjusted the liability to $7.0 million based on current information available to DSW, which resulted in an update of DSW's most likely estimated liability. As of August 3, 2013, the estimated liability was $6.5 million. DSW assumed the lease for the third location in fiscal 2011 and operates a store at this location. These lease guarantees are described in more detail below:

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under the guarantee. DSW believes that the liability under the guarantee may be limited based on the ultimate disposition of the lease and/or the guarantee may not be enforceable. In April 2012, the landlord advised DSW that it had signed a lease with a tenant and asserted that DSW is responsible for shortfalls and rent while the space was unoccupied. In April 2013, the Court denied the landlord's motion for summary judgment. The expected range of loss is from zero to $7 million.

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

Contractual Obligations- As of August 3, 2013, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were $3.4 million as of August 3, 2013. In addition, DSW has signed lease agreements for 24 new store locations expected to be opened in fiscal 2013 and 2014 with total annual rent of $11.3 million. In connection with the new lease agreements, DSW will receive a total of $13.8 million of construction and tenant allowance reimbursements for expenditures at these locations.

17.    SUBSEQUENT EVENTS

Dividends- On August 27, 2013, DSW announced that the DSW Board of Directors declared a quarterly cash dividend of $0.25 per share. The quarterly dividend will be paid on September 30, 2013 to shareholders of record at the close of business on September 20, 2013.

Stock Split- On August 5, 2013, DSW announced that it will hold a special meeting of shareholders to seek approval for a 2-for-1 stock split of DSW's Common Shares. The proposal entails issuing one Class A Common Share for each common share outstanding (Class A or Class B). If approved by shareholders, the split is expected to create a total of approximately 90.2

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

million shares, comprised of approximately 81.6 million Class A Common Shares and 8.6 million Class B Common Shares. As of August 3, 2013, the Company had 45.1 million total shares outstanding, excluding director stock units, which is comprised of 36.5 million Class A Common Shares, excluding director stock units, and 8.6 million Class B Common Shares. The Class A Common Shares will continue to hold one vote per share while the Class B Common Shares will continue to hold eight votes per share. The proposed stock split will not change the proportion of share ownership of existing shareholders but will reduce the voting control of the Class B shareholders from 65% currently to approximately 46% post-split.

In conjunction with the upcoming vote at a Special Meeting scheduled for October 14, 2013, the DSW Board of Directors approved, subject to shareholder approval, an amendment to the Company's Articles of Incorporation increasing the number of authorized Class A Common Shares from 170 million to 250 million. Shareholders of record at the close of business on Friday, August 16, 2013 are entitled to vote at the special meeting. DSW anticipates all actions related to the split to be completed by the end of the third quarter, subject to the approval of the amendment to DSW's Articles of Incorporation.

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

Company Overview

DSW is a leading U.S. branded footwear, handbag and accessories specialty retailer. As of August 3, 2013, we operated 377 DSW stores, dsw.com and 351 shoe departments for three other retailers through our Affiliated Business Group. We offer designer shoes at warehouse prices. We offer a wide assortment of brand name and designer dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and on dsw.com. We also offer kids' shoes on dsw.com. Our typical DSW customers are brand, value, quality and style conscious shoppers who have a passion for fashionable footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in the DSW Form 10-K filed on March 28, 2013 and under “Part II, Item 1A. Risk Factors,” included in this Form 10-Q, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	disruption of our distribution and fulfillment operations;

•	continuation of supply agreements and the financial condition of our affiliated business partners;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to our information systems and data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our “DSW Rewards” program to drive traffic, sales and customer loyalty;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to leases of our properties;

•	risks related to our cash and investments; and

•	the realization of risks related to the Merger, including risks related to pre-merger Retail Ventures, Inc. ("RVI") guarantees of certain Filene’s Basement leases.

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

Results of Operations

Overview. During the six months ended August 3, 2013, DSW Inc. had an increase in comparable sales of 0.8% and an increase in total sales of 8.7%. This comparable sales increase is in addition to the comparable sales increase of 6.0% for the same period last year. The increase in comparable sales was primarily a result of an increase in conversion as well as increases in average unit retail and units per transaction, which was partially offset by a decrease in customer traffic. Currently, we believe the decrease in customer traffic to our stores may be a result of such reasons as macroeconomic factors influencing customer behavior, sales transferring to our new stores in existing markets or a shift to pre-shopping on dsw.com and mobile devices. In fiscal 2013, we conducted an unsuccessful test of an expanded luxury assortment online, and our future approach to luxury will depend on our ability to buy products that will allow us to at least break even. In June 2013, we announced the completion of a joint agreement with Loehmann's to operate as the sole supplier for the Loehmann's shoe departments in its stores and its e-commerce site.

In the six months ended August 3, 2013, DSW Inc.'s merchandise margin rate decreased 110 basis points as a percentage of net sales over the six months ended July 28, 2012 primarily as a result of inventory adjustments related to our luxury test partially offset by improvements in markdown activity in our base business due to merchandise mix and system improvements such as size optimization. Excluding our luxury test, gross profit as a percentage of net sales increased 30 basis points.

We continue to make investments in our business that are critical to long-term growth, as well as returning value to our shareholders. During the six months ended August 3, 2013, we invested $43.2 million in capital expenditures compared to $45.7 million during the six months ended July 28, 2012. Our capital expenditures during the six months ended August 3, 2013 were primarily related to opening new stores and business infrastructure. As of August 3, 2013, our cash and short-term investments balance was $269.2 million and long-term investments were $230.6 million. On August 5, 2013, we announced a planned two-for-one stock split for the third quarter of fiscal 2013.

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of operations:

	Three months ended		Six months ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.4)	(68.7)	(68.5)	(67.0)
Gross profit	32.6	31.3	31.5	33.0
Operating expenses	(23.0)	(21.9)	(22.2)	(21.9)
Change in fair value of derivative instruments	—	(0.2)	—	(0.6)
Operating profit	9.6	9.2	9.3	10.5
Interest income, net	0.1	0.1	0.1	0.1
Income from continuing operations before income taxes	9.7	9.3	9.4	10.6
Income tax provision	(3.7)	(3.6)	(3.5)	(4.3)
Income from continuing operations	6.0	5.7	5.9	6.3
Income from discontinued operations, net of tax	—	—	—	0.1
Net income	6.0%	5.7%	5.9%	6.4%

THREE MONTHS ENDED AUGUST 3, 2013 COMPARED TO THREE MONTHS ENDED JULY 28, 2012

Net Sales. Net sales for the second quarter of fiscal 2013 increased 9.7% from the second quarter of fiscal 2012. The following table summarizes the net change in our net sales:

Three months ended August 3, 2013
(in millions)
Net sales for the three months ended July 28, 2012	$512.2
Increase in comparable sales	21.4
Increase from luxury test sales	3.8
Net increase from non-comparable and closed store sales	24.7
Net sales for the three months ended August 3, 2013	$562.1

The following table summarizes our net sales by reportable segment and in total:

	Three months ended
	August 3, 2013	July 28, 2012
	(in thousands)
DSW segment	$530,921	$482,244
Affiliated Business Group segment	31,142	29,974
Total DSW Inc.	$562,063	$512,218

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	August 3, 2013	July 28, 2012
DSW segment	4.4%	4.3%
Affiliated Business Group segment	4.3%	3.5%
DSW Inc.	4.4%	4.2%

Our increase in total net sales for the DSW segment was a result of non-comparable sales growth and an increase in comparable sales. The calculation of comparable sales excludes net sales from our luxury test. We opened one new DSW store this quarter. The increase in comparable sales was primarily a result of an increase in customer conversion as well as increases in average unit retail and units per transaction, which was partially offset by a decrease in customer traffic. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women's footwear by 1%, athletic by 5%, men's by 12% and accessories by 15%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales to 32.6% in the second quarter of fiscal 2013 from 31.3% in the second quarter of fiscal 2012. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	August 3, 2013	July 28, 2012
DSW segment	33.4%	32.1%
Affiliated Business Group segment	19.0%	18.1%
DSW Inc.	32.6%	31.3%

DSW Inc. gross profit was negatively impacted by $1.9 million related to our luxury test, which was comprised of a sales benefit of $3.8 million offset by cost of sales of $5.7 million, which includes inventory adjustments. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Three months ended
	August 3, 2013		July 28, 2012
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$183,442	32.6%	$160,245	31.3%
Less: impact of the luxury test	(1,911)	(0.6)%	—	—%
DSW Inc. gross profit excluding luxury test	$185,353	33.2%	$160,245	31.3%

For the DSW segment, the reconciliation of components of gross profit to merchandise margin excluding our luxury test as a percentage of net sales was:

	Three months ended
	August 3, 2013	July 28, 2012
DSW segment gross profit	33.4%	32.1%
Less: impact of the luxury test	(0.6)%	—%
DSW segment gross profit excluding luxury test	34.0%	32.1%

Store occupancy expense	10.9%	10.8%
Distribution and fulfillment expenses	1.8%	1.9%
DSW segment merchandise margin excluding luxury test	46.7%	44.8%

For the DSW segment, gross profit increased 130 basis points primarily as a result of reduced markdown activity. Excluding the impact of the luxury test, gross profit as a percentage of net sales increased 190 basis points. Merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP measure, for the DSW segment increased as a percentage of net sales to 46.7% for the second quarter of fiscal 2013 from 44.8% for the second quarter of fiscal 2012 as a result of reduced markdown activity due to merchandise mix and system improvements such as size optimization. Store occupancy expense for the DSW segment remained relatively flat as a percentage of net sales at 10.9% for the second quarter of fiscal 2013 compared to 10.8% for the second quarter of fiscal 2012. Distribution and fulfillment expenses as a percentage of net sales decreased to 1.8% for the second quarter of fiscal 2013 from 1.9% for the second quarter of fiscal 2012.

Gross profit for our Affiliated Business Group segment increased 90 basis points primarily as a result of reduced markdown activity.

Operating Expenses. Operating expenses as a percentage of net sales were 23.0% and 21.9% for the second quarter of fiscal 2013 and the second quarter of fiscal 2012, respectively. Excluding the impact of the settlement of the pension plan assumed in the merger with RVI of $14.7 million in the second quarter of fiscal 2013, operating expenses as a percentage of net sales were 20.4% in the second quarter of fiscal 2013. This 150 basis point decrease as a percentage of net sales over the comparable prior year period was primarily the result of a reduction in new store opening expenses, shift in marketing expenses between the first and second quarters and home office overhead leverage.

Change in Fair Value of Derivative Instruments. During the second quarter of fiscal 2012, we recorded a non-cash charge of $0.8 million, related to the change in the fair value of warrants, which settled in the first half of fiscal 2012.

Interest Income, Net. Interest income, net for the second quarter of fiscal 2013 was relatively flat compared to the second quarter of fiscal 2012.

Income Taxes. Our effective tax rate for the second quarter of fiscal 2013 was 38.1%, compared to 38.7% for the second quarter of fiscal 2012. The effective tax rate of 38.1% for the second quarter of fiscal 2013 reflects federal, state and local taxes. The effective tax rate for the second quarter of fiscal 2012 reflects federal, state and local taxes and the impact of the change in fair value of the warrants, which are included for book income but not in tax income.

SIX MONTHS ENDED AUGUST 3, 2013 COMPARED TO SIX MONTHS ENDED JULY 28, 2012

Net Sales. Net sales for the six months ended August 3, 2013 increased 8.7% from the six months ended July 28, 2012. The following table summarizes the increase in our net sales:

Six months ended August 3, 2013
(in millions)
Net sales for the six months ended July 28, 2012	$1,070.8
Increase in comparable sales	8.2
Increase from luxury test sales	9.1
Net increase from non-comparable and closed store sales	75.3
Net sales for the six months ended August 3, 2013	$1,163.4

The following table summarizes our net sales by reportable segment and in total:

	Six months ended
	August 3, 2013	July 28, 2012
	(in thousands)
DSW segment	$1,093,845	$1,003,395
Affiliated Business Group segment	69,580	67,395
Total DSW Inc.	$1,163,425	$1,070,790

The following table summarizes our comparable sales change by reportable segment and in total:

	Six months ended
	August 3, 2013	July 28, 2012
DSW segment	0.8%	6.2%
Affiliated Business Group segment	0.9%	2.9%
DSW Inc.	0.8%	6.0%

Our increase in total net sales for the DSW segment was a result of non-comparable sales growth and an increase in comparable sales. The calculation of comparable sales excludes net sales from our luxury test. The increase in comparable sales was primarily a result of an increase in customer conversion as well as increases in average unit retail and units per transaction, which was partially offset by a decrease in customer traffic. DSW segment comparable sales decreased in our largest business, women's footwear by 3%, driven by declines in sandals and dress. DSW segment comparable sales increased in men's by 10%, athletic by 2% and accessories by 13%. In fiscal 2013, we conducted an unsuccessful test of an expanded luxury assortment online, and our future approach to luxury will depend on our ability to buy products that will allow us to at least break even.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 31.5% in the six months ended August 3, 2013 from 33.0% in the six months ended July 28, 2012. By reportable segment and in total, gross profit as a percentage of net sales was:

	Six months ended
	August 3, 2013	July 28, 2012
DSW segment	32.1%	33.7%
Affiliated Business Group segment	21.5%	21.3%
DSW Inc.	31.5%	33.0%

DSW Inc. gross profit was negatively impacted by $18.4 million related to our luxury test, which was comprised of a sales benefit of $9.1 million offset by cost of sales of $27.5 million, which includes inventory adjustments. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Six months ended
	August 3, 2013		July 28, 2012
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$366,439	31.5%	$352,835	33.0%
Less: impact of the luxury test	(18,418)	(1.8)%	—	—%
DSW Inc. gross profit excluding luxury test	$384,857	33.3%	$352,835	33.0%

For the DSW segment, the reconciliation of components of gross profit to merchandise margin excluding our luxury test as a percentage of net sales was:

	Six months ended
	August 3, 2013	July 28, 2012
DSW segment gross profit	32.1%	33.7%
Less: impact of the luxury test	(2.0)%	—%
DSW segment gross profit excluding luxury test	34.1%	33.7%

Store occupancy expense	10.5%	10.3%
Distribution and fulfillment expenses	2.0%	1.9%
DSW segment merchandise margin excluding luxury test	46.6%	45.9%

For the DSW segment, gross profit decreased 160 basis points primarily as a result of inventory adjustments related to our luxury test. Excluding the impact of the luxury test, gross profit as a percentage of net sales increased 40 basis points. Merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP measure, for the DSW segment increased as a percentage of net sales to 46.6% for the six months ended August 3, 2013 from 45.9% for the six months ended July 28, 2012 as a result of a reduction in markdown activity due to merchandise mix and system improvements such as size optimization. Store occupancy expense for the DSW segment increased as a percentage of net sales to 10.5% for the six months ended August 3, 2013 from 10.3% for the six months ended July 28, 2012 due primarily to an increase in new store occupancy expenses. Distribution and fulfillment expenses as a percentage of net sales increased to 2.0% for the six months ended August 3, 2013 from 1.9% for the six months ended July 28, 2012.

Gross profit for our Affiliated Business Group segment remained relatively flat as a percentage of net sales for the six months ended August 3, 2013.

Operating Expenses. Operating expenses as a percentage of net sales were 22.2% and 21.9% for the six months ended August 3, 2013 and the six months ended July 28, 2012, respectively. Excluding the impact of the settlement of the pension plan assumed in the merger with RVI of $14.7 million in the six months ended August 3, 2013, operating expenses as a percentage of net sales were 20.9% in the six months ended August 3, 2013. This 100 basis point decrease as a percentage of net sales over the comparable prior year period was primarily the result of a reduction in new store opening expenses and home office overhead leverage.

Change in Fair Value of Derivative Instruments. During the six months ended July 28, 2012, we recorded a non-cash charge of $6.1 million, related to the change in the fair value of warrants, which settled in the first half of fiscal 2012.

Interest Income, Net. Interest income, net for the six months ended August 3, 2013 was relatively flat compared to the six months ended July 28, 2012.

Income Taxes. Our effective tax rate for the six months ended August 3, 2013 was 37.4%, compared to 40.2% for the six months ended July 28, 2012. The effective tax rate of 37.4% for the six months ended August 3, 2013 reflects federal, state and local taxes. The effective tax rate of 40.2% for the six months ended July 28, 2012 reflects federal, state and local taxes and the impact of the change in fair value of the warrants, which are included for book income but not in tax income.

Income from Discontinued Operations, Net of Tax. During the six months ended August 3, 2013, there was no income from discontinued operations. During the six months ended July 28, 2012, income from discontinued operations, net of tax, was due to reduction in our best estimate of liability under lease guarantees for Filene's Basement.

Non-GAAP Financial Measures

DSW utilizes merchandise margin, a non-GAAP financial measure, to explain its gross profit performance. Management believes this non-GAAP measure is an indication of the Company’s performance as the measure provides a consistent means of comparing performance between periods and competitors as retailers differ on their definition of cost of sales. Management uses this non-GAAP measure to assist in the evaluation of the performance of our segments and to make operating decisions. Within Management’s Discussion and Analysis, as a percentage of net sales, DSW discloses merchandise margin, store occupancy expenses and distribution and fulfillment expenses, which reconciles to gross profit.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital decreased to $473.1 million as of August 3, 2013 from $546.5 million as of February 2, 2013, primarily due to a shift in investments from short-term to long-term and a decrease in current deferred tax assets due to usage of RVI's federal net operating losses and tax credits. As of August 3, 2013 and February 2, 2013, the current ratio was 2.6 and 3.0, respectively.

Operating Cash Flows. For the six months ended August 3, 2013, our net cash provided by operations was $147.1 million compared to $101.5 million for the six months ended July 28, 2012 driven primarily by changes in working capital. Our utilization of net operating losses and tax credits offset our taxable income, which generates cash tax savings, and we believe should continue to generate cash tax savings in fiscal 2013 and that the net operating losses will be fully utilized in fiscal 2013.

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

Investing Cash Flows. For the six months ended August 3, 2013, our net cash used in investing activities was $152.1 million compared to $123.4 million for the six months ended July 28, 2012. During the six months ended August 3, 2013, we incurred $43.2 million for capital expenditures, of which $22.7 million related to stores and $20.5 million related to business infrastructure. During the six months ended August 3, 2013, we had net purchases of short-term and long-term investments of $106.9 million compared to net purchases of short-term and long-term investments of $76.3 million during the six months ended July 28, 2012.

We expect to spend approximately $100 million for capital expenditures in fiscal 2013. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open approximately 30 new stores in fiscal 2013, including two small format stores. These stores will be smaller than the typical DSW store and, if successful, they could pave the way for more small format stores. During fiscal 2012, the average investment required to open a typical new DSW store was approximately $1.9 million, excluding any construction and tenant allowances. Of this amount, gross inventory, excluding payables, typically accounted for $0.7 million, fixtures and leasehold improvements typically accounted for $0.9 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Cash Flows. For the six months ended August 3, 2013, our net cash used in financing activities was $7.1 million compared to net cash provided by financing activities of $3.9 million for the six months ended July 28, 2012. Net cash used in financing activities was primarily related to the payment of dividends, which was partially offset by proceeds received from the exercise of stock options for the six months ended August 3, 2013. Net cash provided by financing activities for the six months ended July 28, 2012 was primarily related to proceeds from the exercise of stock options and warrants, which was partially offset by the payment of dividends.

On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of August 3, 2013, we have not made any repurchases under this program.

Our Credit Facility, Letter of Credit Agreement and other liquidity considerations are described more fully below:

$50 Million Secured Credit Facility. On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility"). The Credit Facility, together with the Letter of Credit Agreement (defined below), amended our prior credit facility, dated June 30, 2010. The Credit Facility reduced the amount of revolving credit commitments from $100 million to $50 million, allowed us to transfer our outstanding letters of credit and has a term of five years that will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon our request and the increase would be subject to lender availability, our financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Agreement), plus an applicable margin, which is between 1.00 and 1.25, based upon our revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. The Credit Facility also requires that we meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. We paid $45.3 million for capital expenditures for the six months ended August 3, 2013.

DSW $50 Million Letter of Credit Agreement- Also on August 2, 2013, we entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million, with a term of five years that will expire on August 2, 2013. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and will be used for general corporate purposes. The Letter of Credit Agreement requires compliance with conditions precedent that must be satisfied prior to issuing any letter of credit or extension. In addition, the Letter of Credit Agreement contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2.0% per annum.

Other Liquidity Considerations

Filene's Basement Pension Plan. On December 1, 2011, we adopted a plan amendment to terminate the plan with a proposed termination date of March 11, 2012. In April 2013, we received a favorable determination letter from the Internal Revenue Service, began the process of obtaining participant settlement elections and were required to disburse the funds within 120 days of the receipt of the favorable determination letter.

To satisfy the liability under the pension plan, we issued lump-sum payments at participant election and purchased a nonparticipating annuity contract to cover any participants that did not elect a lump-sum distribution. The purchase price of the contracts was funded from the assets of the plan in July 2013, and any shortfall was covered by a payment from DSW to the plan of $5.0 million. The transaction resulted in the transfer and settlement of the pension plan benefit obligation, thus relieving us of any responsibility for the pension plan. Upon the transfer of the pension plan obligations and assets described above, we reclassified the balance of accumulated other comprehensive loss of $8.9 million to net income.

Contractual Obligations

We had outstanding letters of credit that totaled approximately $16.1 million and $14.0 million, respectively, as of August 3, 2013 and February 2, 2013 under our previous Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of August 3, 2013, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $3.4 million as of August 3, 2013. In addition, we have signed lease agreements for 24 new store locations expected to be opened during fiscal 2013 and 2014, with total annual rent of $11.3 million. In connection with the new lease agreements, we will receive a total of $13.8 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of August 3, 2013, we operated all of our stores, certain warehouses and our fulfillment center from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. We had no capital leases outstanding as of August 3, 2013 or February 2, 2013.

Off-Balance Sheet Arrangements

As of August 3, 2013, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

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

$50 Million Credit Facility and $50 Million Letter of Credit Agreement- As of August 3, 2013, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and our credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

Merger Sub assumed the obligations of RVI for the guaranteed lease obligations. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. RVI guaranteed the obligations of Filene’s Basement in connection with three leases for retail store locations. Merger Sub may be responsible for any obligations of RVI under these guarantees. These leases expire in January 2017, September 2017 and October 2024. DSW assumed one of these leases and currently operates a store in that location. As of August 3, 2013, there is a recorded liability of $6.5 million associated with the remaining lease guarantees.

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

Restrictions in our secured revolving credit facility and letter of credit agreement could limit our operational flexibility.

We have a $50 million secured revolving credit agreement and a $50 million letter of credit agreement with terms expiring July 2018 and August 2018, respectively. The secured revolving credit agreement is secured by a lien on substantially all of DSW's personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for DSW's ongoing working capital requirements, and to make permitted acquisitions. In addition, both the secured revolving credit agreement and the letter of credit agreement contain restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our capital expenditures to $200 million annually (the secured revolving credit agreement only), limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. None.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

DSW made no purchases of its Common Shares during the three months ended August 3, 2013, excluding shares withheld to satisfy tax withholdings for stock option exercises and the vesting of restricted stock units. These shares withheld are summarized in the table below (in thousands, except per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
May 5, 2013 to June 1, 2013	1	$69.86	—	$100,000
June 2, 2013 to July 6, 2013	—		—	100,000
July 7, 2013 to August 3, 2013	—		—	100,000
	1	$69.86	—	$100,000

$100 Million Share Repurchase Program- On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of August 3, 2013, we have not made any repurchases under this program.

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
DSW INC.
(Registrant)

Date:	September 6, 2013	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number		Description
10.1	*	$50,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, between DSW Inc., as Borrower, and PNC Bank, National Association, as Lender dated August 2, 2013
10.2	*	Letter of Credit Agreement dated as of August 2, 2013 among, DSW Inc. as the lead borrower, Wells Fargo Bank, National Association, as L/C Issuer
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer
101	*	XBRL Instance Document
* Filed herewith