Form 10-Q
period 2013-11-02
DSW Inc.
filed 2013-12-06
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013

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

The number of outstanding Class A Common Shares, without par value, as of November 30, 2013 was 82,990,667 and Class B Common Shares, without par value, as of November 30, 2013 was 7,733,177.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$632,976	$592,734	$1,796,401	$1,663,524
Cost of sales	(420,106)	(392,563)	(1,217,092)	(1,110,518)
Operating expenses	(124,614)	(121,734)	(382,786)	(355,775)
Change in fair value of derivative instruments	—	—	—	(6,121)
Operating profit	88,256	78,437	196,523	191,110
Interest expense	(93)	(205)	(517)	(651)
Interest income	1,129	2,780	2,374	4,189
Interest income, net	1,036	2,575	1,857	3,538
Income from continuing operations before income taxes	89,292	81,012	198,380	194,648
Income tax provision	(34,331)	(30,897)	(75,184)	(76,608)
Income from continuing operations	54,961	50,115	123,196	118,040
Income from discontinued operations, net of tax	—	—	—	1,253
Net income	$54,961	$50,115	$123,196	$119,293

Basic and diluted earnings per share:
Basic earnings per share from continuing operations	$0.61	$0.56	$1.36	$1.33
Diluted earnings per share from continuing operations	$0.60	$0.55	$1.34	$1.31
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.01
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.01
Basic earnings per share	$0.61	$0.56	$1.36	$1.35
Diluted earnings per share	$0.60	$0.55	$1.34	$1.32

Shares used in per share calculations:
Basic shares	90,645	89,328	90,380	88,532
Diluted shares	92,090	91,046	91,813	90,346

Other comprehensive income:
Change in minimum pension liability, net of taxes of $5,289, $284, $5,289 and $210, respectively	$8,758	$451	$8,758	$575
Comprehensive income	$63,719	$50,566	$131,954	$119,868

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	November 2, 2013	February 2, 2013
ASSETS
Cash and equivalents	$86,909	$81,097
Short-term investments	195,248	232,081
Accounts receivable, net	23,833	26,756
Accounts receivable from related parties	20	28
Inventories	424,066	393,794
Prepaid expenses and other current assets	39,949	20,637
Prepaid rent to related parties	1,137	—
Deferred income taxes	24,343	67,397
Total current assets	795,505	821,790

Property and equipment, net	316,542	300,313
Long-term investments	234,748	96,712
Goodwill	25,899	25,899
Deferred income taxes	10,562	9,443
Other assets	8,518	7,946
Total assets	$1,391,774	$1,262,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$146,418	$150,461
Accounts payable to related parties	682	1,651
Accrued expenses	130,612	123,199
Total current liabilities	277,712	275,311

Non-current liabilities	132,844	128,213

Commitments and contingencies	—	—

Shareholders’ equity:
Common Shares Paid in Capital, no par value; 250,000 and 170,000 Class A Common Shares authorized, respectively, 75,255 and 72,564 issued and outstanding, respectively; 100,000 Class B Common Shares authorized, 15,466 and 17,460 issued and outstanding, respectively	888,575	872,026
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—
Retained earnings	117,636	16,991
Basis difference related to acquisition of common control entity	(24,993)	(21,680)
Accumulated other comprehensive loss	—	(8,758)
Total shareholders’ equity	981,218	858,579
Total liabilities and shareholders’ equity	$1,391,774	$1,262,103

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares			Retained Earnings (Accumulated Deficit)	Basis Difference Related to Acquisition of Common Control Entity	Accumulated Other Comprehensive Loss	Total
	Class A Common Shares	Class B Common Shares	Common Shares Paid in Capital
Balance, January 28, 2012	64,244	22,340	$796,812	$(1,739)	$—	$(8,486)	$786,587

Income from continuing operations, net of tax	—	—	—	118,040	—	—	118,040
Income from discontinued operations, net of tax	—	—	—	1,253	—	—	1,253
Stock-based compensation expense, before related tax effects	—	—	5,360	—	—	—	5,360
Stock units granted	52	—	1,076	—	—	—	1,076
Exercise of stock options, net of settlement of taxes	1,118	—	7,354	—	—	—	7,354
Vesting of restricted stock units, net of settlement of taxes	132	—	(1,858)	—	—	—	(1,858)
Excess tax benefits related to stock-based compensation	—	—	8,450	—	—	—	8,450
Exchange of Class B Common Shares for Class A Common Shares	4,540	(4,540)	—	—	—	—	—
Exercise of warrants	—	1,506	43,216	—	—	—	43,216
Payment of dividends ($1.26 per share)	—	—	—	(111,574)	—	—	(111,574)
Change in minimum pension liability, net of taxes of $210	—	—	—	—	—	575	575

Balance, October 27, 2012	70,086	19,306	$860,410	$5,980	$—	$(7,911)	$858,479

Balance, February 2, 2013	72,564	17,460	$872,026	$16,991	$(21,680)	$(8,758)	$858,579

Income from continuing operations, net of tax	—	—	—	123,196	—	—	123,196
Stock-based compensation expense, before related tax effects	—	—	6,243	—	—	—	6,243
Stock units granted	32	—	1,109	—	—	—	1,109
Exercise of stock options	586	—	6,009	—	—	—	6,009
Vesting of restricted stock units, net of settlement of taxes	79	—	(1,620)	—	—	—	(1,620)
Excess tax benefits related to stock-based compensation	—	—	4,808	—	—	—	4,808
Tax effect of basis difference related to acquisition of common control entity	—	—	—	—	(3,313)	—	(3,313)
Exchange of Class B Common Shares for Class A Common Shares	2,600	(2,600)	—	—	—	—	—
Exchange of Class A Common Shares for Class B Common Shares	(606)	606	—	—	—	—	—
Payment of dividends ($0.25 per share)	—	—	—	(22,551)	—	—	(22,551)
Change in minimum pension liability	—	—	—	—	—	(177)	(177)
Settlement of pension plan, net of taxes of $5,289	—	—	—	—	—	8,935	8,935

Balance, November 2, 2013	75,255	15,466	$888,575	$117,636	$(24,993)	$—	$981,218

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net income	$123,196	$119,293
Less: income from discontinued operations, net of tax	—	(1,253)
Income from continuing operations, net of tax	$123,196	$118,040

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	48,881	42,227
Stock-based compensation expense	7,352	6,436
Deferred income taxes	36,646	70,213
Change in fair value of derivative instruments	—	6,121
Loss on disposal of long-lived assets	759	1,400
Amortization of investment discounts and premiums	7,620	4,913
Excess tax benefits related to stock option exercises	(4,808)	(8,450)
Settlement of pension plan	14,224	—

Change in working capital, assets and liabilities:
Accounts receivable, net	2,930	(9,249)
Inventories	(30,272)	(88,077)
Prepaid expenses and other current assets	(14,648)	1,557
Accounts payable	(4,441)	19,058
Accrued expenses	16,299	(1,575)
Other	423	14,600
Net cash and equivalents provided by operating activities from continuing operations	$204,161	$177,214

Cash flows from investing activities:
Cash paid for property and equipment	(67,480)	(80,203)
Purchases of available-for-sale investments	(4,590)	(38,130)
Purchases of held-to-maturity investments	(300,260)	(195,468)
Maturities and sales of available-for-sale investments	28,870	157,527
Maturities of held-to-maturity investments	167,157	125,721
Increase in restricted cash	(5,800)	—
Net cash and equivalents used in investing activities from continuing operations	$(182,103)	$(30,553)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,009	11,244
Shares withheld to satisfy income tax withholdings for restricted stock unit vesting and option exercises	(1,620)	(5,748)
Debt issuance costs	(242)	—
Dividends paid	(22,551)	(113,080)
Proceeds from the exercise of warrants	—	7,792
Excess tax benefits related to stock-based compensation	4,808	8,450
Net cash and equivalents used in financing activities from continuing operations	$(13,596)	$(91,342)

Cash flows from discontinued operations:
Operating activities	(2,650)	—
Net decrease in cash and equivalents from discontinued operations	$(2,650)	$—

Net increase in cash and equivalents from continuing operations	8,462	55,319
Cash and equivalents, beginning of period	81,097	79,003
Cash and equivalents, end of period	$86,909	$134,322

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$35,483	$4,871
Proceeds from construction and tenant allowances	$18,396	$10,115

Non-cash investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$5,389	$13,047
Additional paid in capital transferred from warrant liability due to warrant exercises	$—	$35,424
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

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women and men. As of November 2, 2013, DSW operated a total of 393 DSW stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During the nine months ended November 2, 2013, DSW opened 29 new DSW stores.

DSW also operates 356 shoe departments for three retailers in its Affiliated Business Group segment. As of November 2, 2013, DSW supplied merchandise to 262 Stein Mart stores, 93 Gordmans stores, and one Frugal Fannie’s store. During the nine months ended November 2, 2013, DSW added 18 new shoe departments and ceased operations in 6 shoe departments. In October 2013, DSW began supplying merchandise to Stein Mart's e-commerce website. In June 2013, DSW announced the completion of a joint agreement with Loehmann's Operating Company ("Loehmann's") to operate as the sole supplier for the Loehmann's shoe departments in its stores located throughout the United States and e-commerce site, loehmanns.com. DSW will supply shoes to 10 Loehmann's stores and their e-commerce site beginning in December 2013, with the remainder of the stores commencing in early 2014.

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

Beginning in the third quarter of fiscal 2013, DSW condensed Class A Common Shares and Class B Common Shares into one line item, Common Shares Paid in Capital, within the condensed consolidated balance sheets and condensed consolidated statements of shareholders' equity.

On October 14, 2013, the shareholders of DSW approved a two-for-one stock split of DSW's Common Shares. The stock split became effective on November 4, 2013; subsequent to the thirteen week period ended November 2, 2013. The stock split provided for the issuance of one Class A Common Share for each Class A and Class B Common Share outstanding, and resulted in an increase in Class A shareholders voting power from 38% to 57% and a decrease in Class B shareholders voting power from 62% to 43%.

All share and per share data herein have been adjusted retroactively to reflect the November 4, 2013 stock split; however, since the stock split was completed subsequent to period end, retroactive share adjustments were required within the condensed consolidated financial statements so that the voting power of the Class A and Class B shareholders remained at their pre-stock split percentages for all periods presented. Accordingly, total outstanding DSW Common Shares were adjusted retroactively to reflect an increase to 90.7 million shares as of November 2, 2013, comprised of 75.3 million Class A Common Shares and 15.5 million Class B Common Shares, with voting power at that date of 38% and 62%, respectively.

Upon completion of the stock split on November 4, 2013, total outstanding Common Shares remained at 90.7 million, with the post-stock split voting power increasing for Class A shareholders to 57% and decreasing for Class B shareholders to 43%. The Class A Common Shares continue to hold one vote per share while the Class B Common Shares continue to hold eight votes per share.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the balances and voting power of Class A and Class B Common Shares as of November 2, 2013 and November 4, 2013 (in thousands, except percentage data):

	Class A		Class B		Total
	Shares Outstanding	Voting Power	Shares Outstanding	Voting Power	Shares Outstanding
Balance, November 2, 2013 (retroactively adjusted for stock split)	75,255	38%	15,466	62%	90,721
Common share adjustment to reflect stock split impact on voting power	7,733	19%	(7,733)	(19)%	—
Balance, November 4, 2013	82,988	57%	7,733	43%	90,721

Also on October 14, 2013, DSW shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized Class A Common Shares from 170 million to 250 million, which became effective on November 2, 2013.

2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Restricted Cash- Restricted cash represents cash that is restricted as to withdrawal or usage. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets and primarily consists of a mandatory cash deposit with the lender for outstanding letters of credit, as detailed in Note 9.

Comprehensive Income- In February 2013, the Financial Accounting Standards Board issued an update to existing guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income or loss and into the statement of operations. The update requires that significant reclassified amounts in its entirety, and in the same reporting period, be presented on the line item affected within the statement of operations or disclosed in the notes to the financial statements. See Note 13 for disclosures related to this guidance.

3.     BACKGROUND

Merger with Retail Ventures, Inc. ("the Merger")- On May 26, 2011, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.87 DSW Class A Common Shares, unless the holder of each outstanding RVI common share properly and timely elected to receive a like amount of DSW Class B Common Shares.

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

Discontinued Operations- In fiscal 2009 and fiscal 2007, RVI disposed of its Filene's Basement operations and Value City operations, respectively.

Filene’s Basement- Following the Merger, Merger Sub assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in fiscal 2009. As of November 2, 2013, the Company had a liability of $3.7 million for the remaining guaranteed lease obligation assumed by Syms and a liability of less than $0.1 million related to leases not assumed by Syms. See Note 16 for additional disclosure regarding the guaranteed lease obligations.

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of November 2, 2013, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW Board of Directors, and members of his family, owned approximately 18% of DSW’s outstanding Common Shares representing approximately 62% of the combined voting power of DSW’s outstanding Common Shares. As of November 2, 2013, the Schottenstein Affiliates beneficially owned 0.3 million Class A Common Shares and 7.7 million Class B Common Shares (prior to adjustment related to two-for-one stock split). Upon completion of the two-for-one stock split on November 4, 2013, the combined voting power of the Schottenstein Affiliates was reduced to 48%.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

DSW leases certain store locations owned by Schottenstein Affiliates and purchases services and products from Schottenstein Affiliates. Accounts receivable from and payables to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. As of both November 2, 2013 and February 2, 2013, the balance of related party receivables was less than $0.1 million. As of November 2, 2013 and February 2, 2013, the balance of related party payables was $0.7 million and $1.7 million, respectively. As of November 2, 2013, the balance of related party prepaid rent was $1.1 million, and there was no related party prepaid rent as of February 2, 2013.

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

	Three months ended		Nine months ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Basic shares	90,645	89,328	90,380	88,532
Assumed exercise of dilutive DSW stock options	1,216	1,484	1,211	1,560
Assumed exercise of dilutive DSW RSUs and PSUs	229	234	222	254
Diluted shares	92,090	91,046	91,813	90,346

Options, RSUs and PSUs- For the three and nine months ended November 2, 2013, the amount of potential common shares outstanding as of November 2, 2013 that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.4 million and 0.8 million, respectively. For both the three and nine months ended October 27, 2012, the amount of potential common shares (excluding warrants) outstanding as of October 27, 2012 that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.6 million.

Warrants- For the nine months ended October 27, 2012, the assumed exercise of warrants for 0.4 million common shares were not included in the calculation of shares as the effect would have been anti-dilutive. There were no warrants outstanding during the three months ended October 27, 2012 or nine months ended November 2, 2013.

Shareholders' Equity- On May 29, 2013, DSW announced that its Board of Directors had authorized the Company to extend the share repurchase program of up to $100 million of DSW Common Shares. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. As of November 2, 2013, DSW has not made any repurchases under this program.

6.     STOCK-BASED COMPENSATION

The DSW 2005 Equity Incentive Plan ("the DSW Plan") provides for the issuance of equity awards to purchase up to 11.2 million DSW Common Shares (in connection with the two-for-one stock split, the number of awards authorized to be issued under the DSW Plan increased from 7.6 million to 11.2 million). The DSW Plan covers stock options, RSUs, PSUs and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the DSW Plan generally remain exercisable for a period of ten years from the date of grant.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock Options- The following table summarizes DSW’s stock option activity:

Nine months ended
November 2, 2013
(in thousands)
Outstanding, beginning of period	3,694
Granted	492
Exercised	(586)
Forfeited	(47)
Outstanding, end of period	3,553
Exercisable, end of period	1,557

DSW expensed $4.5 million and $4.2 million for the nine months ended November 2, 2013 and October 27, 2012, respectively, related to stock options. The weighted-average grant date fair value of each option granted in the nine months ended November 2, 2013 and October 27, 2012 was $12.85 and $12.59 per share, respectively. As of November 2, 2013, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $15.9 million with a weighted average expense recognition period remaining of 2.1 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for DSW options granted in each of the periods presented:

	Nine months ended
Assumptions:	November 2, 2013	October 27, 2012
Risk-free interest rate	0.7%	1.2%
Expected volatility of DSW common stock	53.4%	56.2%
Expected option term	4.7 years	5.5 years
Expected dividend yield	1.3%	1.2%

Restricted Stock Units ("RSU")- The following table summarizes DSW’s RSU activity:

Nine months ended
November 2, 2013
(in thousands)
Outstanding, beginning of period	436
Granted	83
Vested	(128)
Forfeited	(4)
Outstanding, end of period	387

Beginning in fiscal 2013, RSUs granted will generally vest over three years. DSW expensed $1.4 million and $1.2 million for the nine months ended November 2, 2013 and October 27, 2012, respectively, related to RSUs. As of November 2, 2013, the total compensation cost related to nonvested RSUs not yet recognized was approximately $5.5 million with a weighted average expense recognition period remaining of 2.2 years. The weighted average exercise price for all RSUs is zero.

Performance-Based Restricted Stock Units ("PSU")- The following table summarizes DSW’s PSU activity:

Nine months ended
November 2, 2013
(in thousands)
Outstanding, beginning of period	—
Granted	68
Vested	—
Forfeited	—
Outstanding, end of period	68

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Beginning in fiscal 2013, DSW granted PSUs. These awards cliff vest at the end of a three year period based upon the Company’s achievement of pre-established goals as of the end of the first year of the term. PSUs receive dividend equivalents in the form of additional PSUs, which are subject to the same restrictions and forfeiture provisions as the original award. Consistent with RSUs, the grant date fair value of PSUs is based on the closing market price of DSW Class A Common Shares on the date of grant. DSW expensed $0.4 million for the nine months ended November 2, 2013 related to PSUs. As of November 2, 2013, the total compensation cost related to nonvested PSUs not yet recognized was approximately $1.8 million with a weighted average expense recognition period remaining of 2.4 years. The weighted average exercise price for all PSUs is zero.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. During both of the nine months ended November 2, 2013 and October 27, 2012, DSW expensed $1.1 million for these grants. The following table summarizes DSW’s director stock unit activity:

Nine months ended
November 2, 2013
(in thousands)
Outstanding, beginning of period	316
Granted	32
Exercised	(19)
Outstanding, end of period	329

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

	Short-term investments		Long-term investments
	November 2, 2013	February 2, 2013	November 2, 2013	February 2, 2013
Available-for-sale:	(in thousands)
Term notes and bonds	—	$24,280	—	—

Held-to-maturity:
Term notes and bonds	$195,248	207,801	$234,748	$96,712
Total investments	$195,248	$232,081	$234,748	$96,712

As of November 2, 2013 and February 2, 2013, short-term investments had gross holding gains of $0.1 million and $0.2 million, respectively, and gross holding losses of $0.1 million and $0.2 million, respectively. As of both November 2, 2013 and February 2, 2013, long-term investments had gross holding gains of $0.3 million, and as of November 2, 2013 and February 2, 2013, gross holding losses of $0.5 million and $0.1 million, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•	Level 3 inputs are unobservable inputs.

Financial Assets- The following table presents financial assets at fair value as of the periods presented:

	As of November 2, 2013			As of February 2, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:	(in thousands)
Cash and equivalents(a)	$86,909	$86,909	—	$81,097	$81,097	—
Short-term investments(b)	195,254	—	$195,254	232,052	—	$232,052
Long-term investments (b)	234,554	—	234,554	96,843	—	96,843
Total assets	$516,717	$86,909	$429,808	$409,992	$81,097	$328,895

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

Non-Financial Assets- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. There were no significant non-recurring fair value measurements recorded for the nine months ended November 2, 2013 or October 27, 2012.

9.     DEBT OBLIGATIONS AND WARRANT LIABILITIES

DSW $50 Million Secured Credit Facility- On August 2, 2013, DSW entered into a secured revolving credit agreement (the "Credit Facility"). The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated DSW's prior credit facility, dated June 30, 2010. The Credit Facility reduced the amount of revolving credit commitments from $100 million to $50 million, allowed DSW to transfer its outstanding letters of credit and has a term of five years that will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon DSW's request and the increase would be subject to lender availability, DSW's financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of DSW's personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for DSW's ongoing working capital requirements and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at the Company's option under: (a) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin, which is between 1.00 and 1.25, based upon the Company's revolving credit availability; or (b) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Facility), plus an applicable margin based upon the Company's revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to DSW's management and the operation of DSW's business. These covenants, among other things, limit or restrict DSW's ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. The Credit Facility also requires that DSW meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. DSW paid $67.5 million for capital expenditures for the nine months ended November 2, 2013.

As of November 2, 2013 and February 2, 2013, DSW had no outstanding borrowings under the facilities, had availability under the facilities of $49.2 million and $86.0 million, respectively, and had outstanding letters of credit under the credit facilities of $0.8 million and $14.0 million, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2.0% per annum.

As of November 2, 2013, DSW had $4.9 million in outstanding letters of credit and $5.2 million in restricted cash on deposit under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. DSW had no outstanding letters of credit or restricted cash on deposit under the Letter of Credit Agreement as of February 2, 2013.

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

On March 14, 2012, DSW issued 823,926 DSW Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrants. The common shares were issued at an exercise price of $5.17 per share, for an aggregate cash purchase price of $4.3 million, and DSW paid accrued dividends of $0.8 million related to DSW's special dividend paid on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW reclassified $18.6 million from the warrant liability to common shares paid in capital during the first quarter of fiscal 2012.

On May 31, 2012, DSW issued 682,444 DSW Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrants. The common shares were issued at an exercise price of $5.17 per share, for an aggregate cash purchase price of $3.5 million, and DSW paid accrued dividends of $0.7 million related to DSW's special dividend issued on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW reclassified $16.8 million from the warrant liability to common shares paid in capital during the second quarter of fiscal 2012. The warrants exercised during the nine months ended October 27, 2012 resulted in a total increase of $43.2 million to common shares paid in capital.

During the nine months ended October 27, 2012, DSW recorded a non-cash charge of $6.1 million related to the change in the fair value of warrants, which settled in the first half of fiscal 2012.

10.    PROPERTY AND EQUIPMENT

The balance sheet caption "Property and equipment, net" was comprised of the following for the periods presented:

	November 2, 2013	February 2, 2013
	(in thousands)
Land	$1,110	$1,110
Furniture, fixtures and equipment	379,648	343,614
Buildings, building and leasehold improvements	316,011	291,572
Total property and equipment	696,769	636,296
Accumulated depreciation and amortization	(380,227)	(335,983)
Property and equipment, net	$316,542	$300,313

11.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following for the periods presented:

	November 2, 2013	February 2, 2013
	(in thousands)
Gift cards and merchandise credits	$28,945	$33,831
Compensation	21,884	19,711
Taxes	22,621	16,192
Customer loyalty program	21,194	18,407
Other	35,968	35,058
Total accrued expenses	$130,612	$123,199

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following for the periods presented:

	November 2, 2013	February 2, 2013
	(in thousands)
Construction and tenant allowances	$79,012	$77,084
Deferred rent	38,224	36,723
Other	15,608	14,406
Total non-current liabilities	$132,844	$128,213

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

The following table provides additional detail regarding the composition of and reclassification adjustments out of accumulated other comprehensive loss for the nine months ended November 2, 2013 and October 27, 2012, respectively:

	Nine Months Ended		Location on Condensed Consolidated Statements of Operations
	November 2, 2013	October 27, 2012
	(in thousands)
Beginning Balance	$(8,758)	$(8,486)

Reclassification to net income due to settlement of the pension plan	14,224	—	Operating expenses
Tax benefit of the settlement of the pension plan	(5,289)	—	Income tax provision
Amortization of net loss	—	575	Operating expenses
Change in minimum pension liability	(177)	—	Operating expenses

Ending Balance	$—	$(7,911)

14.    SEGMENT REPORTING

The Company sells products through three channels: DSW stores, dsw.com and the Affiliated Business Group. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. DSW has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million as of November 2, 2013 and February 2, 2013 is recorded in the DSW segment related to the DSW stores. In order to reconcile to the consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are not attributable to the reportable segments, primarily related to assets and liabilities of the former RVI operations. The settlement of the pension plan was recorded in Other.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	DSW segment	Affiliated Business Group segment	Other	Total
	(in thousands)
Three months ended November 2, 2013
Net sales	$597,274	$35,702	—	$632,976
Gross profit	204,935	7,935	—	212,870
Capital expenditures	21,993	291	—	22,284

Three months ended October 27, 2012
Net sales	$559,312	$33,422	—	$592,734
Gross profit	193,363	6,808	—	200,171
Capital expenditures	37,700	162	—	37,862

Nine months ended November 2, 2013
Net sales	$1,691,119	$105,282	—	$1,796,401
Gross profit	556,396	22,913	—	579,309
Capital expenditures	64,973	529	—	65,502

Nine months ended October 27, 2012
Net sales	$1,562,707	$100,817	—	$1,663,524
Gross profit	531,848	21,158	—	553,006
Capital expenditures	83,212	366	—	83,578

As of November 2, 2013
Total assets	$1,289,896	$101,484	$394	$1,391,774

As of February 2, 2013
Total assets	$1,164,331	$97,358	$414	$1,262,103

15.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. For the three and nine months ended November 2, 2013, the effective tax rate of 38.4% and 37.9%, respectively, reflects federal, state and local taxes. For the three and nine months ended October 27, 2012, the effective tax rate of 38.1% and 39.4%, respectively, primarily reflects federal, state and local taxes, and for the nine months ended October 27, 2012, the effective tax rate was also impacted by the change in fair value of warrants included in book income but not tax income.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Filene’s Basement- Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in fiscal 2009. In fiscal 2011, Syms and Filene’s Basement filed for bankruptcy protection and liquidated all of their stores in December 2011. DSW recorded a liability of $9.0 million related to lease guarantees for two locations in fiscal 2011, and in the first quarter of fiscal 2012, adjusted the liability to $7.0 million based on current information available to DSW, which resulted in an update of DSW's most likely estimated liability. DSW assumed the lease for the third location in fiscal 2011 and operates a store at this location. In the third quarter of fiscal 2013, DSW settled the dispute over the guarantee for the Bergen, New Jersey location, and the case has been dismissed. As of November 2, 2013, the estimated liability was $3.7 million for the remaining guarantee, which is described in more detail below:

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under the guarantee. DSW believes that the liability under the guarantee may be limited based on the ultimate disposition of the lease and/or the guarantee may not be enforceable. In April 2012, the landlord advised DSW that it had signed a lease with a tenant and asserted that DSW is responsible for shortfalls and rent while the space was unoccupied. In April 2013, the Court denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal have not yet been scheduled. The expected range of loss is from zero to $7 million.

Contractual Obligations- As of November 2, 2013, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were $1.5 million as of November 2, 2013. In addition, DSW has signed lease agreements for 18 new store locations expected to be opened in fiscal 2013 and 2014 with total annual rent of $10.3 million. In connection with the new lease agreements, DSW will receive a total of $10.6 million of tenant construction allowance reimbursements for expenditures at these locations.

17.    SUBSEQUENT EVENTS

Dividends- On November 26, 2013, DSW announced that the DSW Board of Directors declared a quarterly cash dividend of $0.125 per share. The quarterly dividend will be paid on December 31, 2013 to shareholders of record at the close of business on December 19, 2013.

Two-for-One Stock Split- As discussed in Note 1, on November 4, 2013, DSW completed a two-for-one stock split of DSW's Common Shares. Upon completion of the stock split, total outstanding DSW Common Shares increased to 90.7 million, comprised of 83.0 million Class A Common Shares and 7.7 million Class B Common Shares. The stock split did not change the proportion of share ownership of existing shareholders but increased the voting power of the Class A shareholders from 38% to 57% and reduced the voting power of the Class B shareholders from 62% to 43%.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

All references to “we,” “us,” “our,” “DSW” or the “Company” in this Quarterly Report on Form 10-Q mean DSW Inc. and its wholly owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”), except where it is made clear that the term only means DSW Inc. DSW Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”).

Company Overview

DSW is a leading U.S. branded footwear, handbag and accessories specialty retailer. As of November 2, 2013, we operated 393 DSW stores, dsw.com and 356 shoe departments for three other retailers through our Affiliated Business Group. We offer designer shoes at warehouse prices. We offer a wide assortment of brand name and designer dress, casual and athletic footwear for women and men, as well as accessories through our DSW stores and on dsw.com. We also offer kids' shoes on dsw.com. Our typical DSW customers are brand, value, quality and style conscious shoppers who have a passion for fashionable footwear and accessories. Our core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of our DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. Our DSW stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

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

Results of Operations

Overview. During the nine months ended November 2, 2013, DSW Inc. had an increase in comparable sales of 0.2% and an increase in total sales of 8.0%. This comparable sales increase is in addition to the comparable sales increase of 6.1% for the same period last year. The increase in comparable sales was primarily a result of an increase in conversion partially offset by a decrease in customer traffic. The calculation of comparable sales excludes net sales from our luxury test. Currently, we believe the decrease in customer traffic to our stores may be a result of macroeconomic factors influencing customer behavior, sales transferring to our new stores in existing markets or a shift to pre-shopping on dsw.com and mobile devices. In fiscal 2013, we conducted an unsuccessful test of an expanded luxury assortment online, and our future approach to luxury will depend on our ability to buy products that will allow us to at least break even.

Within the Affiliated Business Group segment, in June 2013, we announced the completion of a joint agreement with Loehmann's to operate as the sole supplier for the Loehmann's shoe departments in its stores and its e-commerce site. Also, in October 2013, we began supplying merchandise to Stein Mart's e-commerce website.

In the nine months ended November 2, 2013, DSW Inc.'s merchandise margin rate, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP measure, decreased 80 basis points as a percentage of net sales over the nine months ended October 27, 2012 primarily as a result of inventory adjustments related to our luxury test. Excluding our luxury test, gross profit as a percentage of net sales increased 20 basis points primarily as a result of improvements in markdown activity in our base business due to merchandise mix and system improvements such as size optimization.

We continue to make investments in our business that are critical to long-term growth, as well as returning value to our shareholders. During the nine months ended November 2, 2013, we invested $65.5 million in capital expenditures compared to $83.6 million during the nine months ended October 27, 2012. Our capital expenditures during the nine months ended November 2, 2013 were primarily related to opening new stores and business infrastructure.

As of November 2, 2013, we had $282.2 million in cash and short-term investments and $234.7 million in long-term investments. On November 4, 2013, we completed a two-for-one stock split of our Class A and Class B Common Shares.

We have taken important steps in our Omni channel initiative with the launch of our charge send and drop ship systems. Our charge send system allows us to fulfill both online and store orders from all of our DSW store locations. Our drop ship system allows us to sell product online while fulfillment takes place out of our suppliers' warehouse. We now have one vendor that fulfills DSW orders out of its warehouse, and we plan to increase the number of vendors fulfilling drop ship orders in fiscal 2014.

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.4)	(66.2)	(67.8)	(66.8)
Gross profit	33.6	33.8	32.2	33.2
Operating expenses	(19.7)	(20.5)	(21.3)	(21.4)
Change in fair value of derivative instruments	—	—	—	(0.3)
Operating profit	13.9	13.3	10.9	11.5
Interest income, net	0.2	0.4	0.1	0.2
Income from continuing operations before income taxes	14.1	13.7	11.0	11.7
Income tax provision	(5.4)	(5.2)	(4.1)	(4.6)
Income from continuing operations	8.7	8.5	6.9	7.1
Income from discontinued operations, net of tax	—	—	—	0.1
Net income	8.7%	8.5%	6.9%	7.2%

THREE MONTHS ENDED NOVEMBER 2, 2013 COMPARED TO THREE MONTHS ENDED OCTOBER 27, 2012

Net Sales. Net sales for the third quarter of fiscal 2013 increased 6.8% from the third quarter of fiscal 2012. The following table summarizes the net change in our net sales:

Three months ended November 2, 2013
(in millions)
Net sales for the three months ended October 27, 2012	$592.7
Decrease in comparable sales	(4.0)
Increase from luxury test sales	8.3
Net increase from non-comparable and closed store sales	36.0
Net sales for the three months ended November 2, 2013	$633.0

The following table summarizes our net sales by reportable segment and in total:

	Three months ended
	November 2, 2013	October 27, 2012
	(in thousands)
DSW segment	$597,274	$559,312
Affiliated Business Group segment	35,702	33,422
Total DSW Inc.	$632,976	$592,734

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	November 2, 2013	October 27, 2012
DSW segment	(1.0)%	6.6%
Affiliated Business Group segment	3.6%	1.8%
DSW Inc.	(0.7)%	6.3%

Our increase in total net sales for the DSW segment was a result of non-comparable sales growth and luxury test sales, partially offset by a decrease in comparable sales. The calculation of comparable sales excludes net sales from our luxury test. We opened 16 new DSW stores this quarter, two of which were small format stores. The decrease in comparable sales was primarily a result of a decrease in customer traffic partially offset by an increase in customer conversion. DSW segment comparable sales decreased in our largest business, women's footwear by 5%, increased in both men's and accessories by 9%, and remained flat in athletic.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 33.6% in the third quarter of fiscal 2013 from 33.8% in the third quarter of fiscal 2012. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	November 2, 2013	October 27, 2012
DSW segment	34.3%	34.6%
Affiliated Business Group segment	22.2%	20.4%
DSW Inc.	33.6%	33.8%

DSW Inc. gross profit was positively impacted by $2.8 million related to our luxury test, which was comprised of a sales benefit of $8.3 million offset by cost of sales of $5.5 million. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Three months ended
	November 2, 2013		October 27, 2012
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$212,870	33.6%	$200,171	33.8%
Less: impact of the luxury test	2,752	—%	—	—%
DSW Inc. gross profit excluding luxury test	$210,118	33.6%	$200,171	33.8%

For the DSW segment, the reconciliation of components of gross profit to merchandise margin excluding our luxury test as a percentage of net sales was:

	Three months ended
	November 2, 2013	October 27, 2012
DSW segment gross profit	34.3%	34.6%
Less: impact of the luxury test	—%	—%
DSW segment gross profit excluding luxury test	34.3%	34.6%

Store occupancy expense	9.8%	9.7%
Distribution and fulfillment expenses	2.0%	2.0%
DSW segment merchandise margin excluding luxury test	46.1%	46.3%

For the DSW segment, gross profit decreased 30 basis points primarily as a result of a decrease in merchandise margin and a slight deleverage of occupancy expenses. The luxury test did not impact gross profit percentage in the third quarter of fiscal 2013. Merchandise margin for the DSW segment decreased as a percentage of net sales to 46.1% for the third quarter of fiscal 2013 from 46.3% for the third quarter of fiscal 2012 primarily as a result of increased reward certificate markdowns related to the electronic certificate roll-out. Distribution and fulfillment expenses as a percentage of net sales remained flat at 2.0% for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

Gross profit for our Affiliated Business Group segment increased 180 basis points for the third quarter of fiscal 2013 primarily as a result of an increase in regular price merchandise selling.

Operating Expenses. Operating expenses as a percentage of net sales were 19.7% and 20.5% for the third quarter of fiscal 2013 and the third quarter of fiscal 2012, respectively. In the third quarter of fiscal 2012, we received an award of damages of $5.3 million from our insurance carrier related to a denied claim, partially offset by related expense of $1.3 million. Excluding the impact of the award, operating expenses as a percentage of net sales for the third quarter of fiscal 2012 was 21.2%. This 150 basis point decrease as a percentage of net sales over the comparable prior year period was primarily the result of a reduction in pre-opening expenses and home office overhead, as well as a leverage of marketing and store expenses.

Interest Income, Net. Interest income, net for the third quarter of fiscal 2013 decreased 20 basis points compared to the third quarter of fiscal 2012. In the third quarter of fiscal 2012, we received interest of $1.9 million related to the award of damages from our insurance carrier. Excluding the impact of the interest related to the award, interest income, net was relatively flat for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

Income Taxes. Our effective tax rate for the third quarter of fiscal 2013 was 38.4%, compared to 38.1% for the third quarter of fiscal 2012. The effective tax rates of 38.4% for the third quarter of fiscal 2013 and 38.1% for the third quarter of fiscal 2012 reflect the impact of federal, state and local taxes.

NINE MONTHS ENDED NOVEMBER 2, 2013 COMPARED TO NINE MONTHS ENDED OCTOBER 27, 2012

Net Sales. Net sales for the nine months ended November 2, 2013 increased 8.0% from the nine months ended October 27, 2012. The following table summarizes the increase in our net sales:

Nine months ended November 2, 2013
(in millions)
Net sales for the nine months ended October 27, 2012	$1,663.5
Increase in comparable sales	4.0
Increase from luxury test sales	17.4
Net increase from non-comparable and closed store sales	111.5
Net sales for the nine months ended November 2, 2013	$1,796.4

The following table summarizes our net sales by reportable segment and in total:

	Nine months ended
	November 2, 2013	October 27, 2012
	(in thousands)
DSW segment	$1,691,119	$1,562,707
Affiliated Business Group segment	105,282	100,817
Total DSW Inc.	$1,796,401	$1,663,524

The following table summarizes our comparable sales change by reportable segment and in total:

	Nine months ended
	November 2, 2013	October 27, 2012
DSW segment	0.2%	6.3%
Affiliated Business Group segment	1.8%	2.5%
DSW Inc.	0.2%	6.1%

Our increase in total net sales for the DSW segment was a result of non-comparable sales growth, luxury test sales and an increase in comparable sales. The calculation of comparable sales excludes net sales from our luxury test. We opened 29 new DSW stores in the nine months ended November 2, 2013, two of which were small format stores. The increase in comparable sales was primarily a result of an increase in conversion partially offset by a decrease in customer traffic. DSW segment comparable sales decreased in our largest business, women's footwear by 4%, increased in men's by 10%, athletic by 2% and accessories by 11%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 32.2% in the nine months ended November 2, 2013 from 33.2% in the nine months ended October 27, 2012. By reportable segment and in total, gross profit as a percentage of net sales was:

	Nine months ended
	November 2, 2013	October 27, 2012
DSW segment	32.9%	34.0%
Affiliated Business Group segment	21.8%	21.0%
DSW Inc.	32.2%	33.2%

DSW Inc. gross profit was negatively impacted by $15.7 million related to our luxury test, which was comprised of a sales benefit of $17.4 million offset by cost of sales of $33.1 million, which includes inventory adjustments. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Nine months ended
	November 2, 2013		October 27, 2012
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$579,309	32.2%	$553,006	33.2%
Less: impact of the luxury test	(15,666)	(1.2)%	—	—%
DSW Inc. gross profit excluding luxury test	$594,975	33.4%	$553,006	33.2%

For the DSW segment, the reconciliation of components of gross profit to merchandise margin excluding our luxury test as a percentage of net sales was:

	Nine months ended
	November 2, 2013	October 27, 2012
DSW segment gross profit	32.9%	34.0%
Less: impact of the luxury test	(1.3)%	—%
DSW segment gross profit excluding luxury test	34.2%	34.0%

Store occupancy expense	10.3%	10.0%
Distribution and fulfillment expenses	2.0%	2.0%
DSW segment merchandise margin excluding luxury test	46.5%	46.0%

For the DSW segment, gross profit decreased 110 basis points primarily as a result of inventory adjustments related to our luxury test. Excluding the impact of the luxury test, gross profit as a percentage of net sales increased 20 basis points as a result of an improvement in merchandise margin, which was slightly offset by a deleverage of occupancy expenses. Merchandise margin for the DSW segment increased as a percentage of net sales to 46.5% for the nine months ended November 2, 2013 from 46.0% for the nine months ended October 27, 2012 as a result of a reduction in markdown activity. Distribution and fulfillment expenses as a percentage of net sales remained flat at 2.0% for the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012.

Gross profit for our Affiliated Business Group segment increased 80 basis points for the nine months ended November 2, 2013 primarily as a result of an increase in regular price merchandise selling.

Operating Expenses. Operating expenses as a percentage of net sales were 21.3% and 21.4% for the nine months ended November 2, 2013 and the nine months ended October 27, 2012, respectively. Excluding the impact of the settlement of the pension plan assumed in the merger with RVI of $14.7 million in the nine months ended November 2, 2013, operating expenses as a percentage of net sales were 20.5% in the nine months ended November 2, 2013. In the third quarter of fiscal 2012, we received an award of damages of $5.3 million from our insurance carrier related to a denied claim, partially offset by related expense of $1.3 million. Excluding the impact of the award, operating expenses as a percentage of net sales for the nine months ended October 27, 2012 was 21.6%. This 110 basis point decrease as a percentage of net sales over the comparable prior year period was primarily the result of a reduction in pre-opening expenses and a leverage of home office overhead.

Change in Fair Value of Derivative Instruments. During the nine months ended October 27, 2012, we recorded a non-cash charge of $6.1 million related to the change in fair value of warrants, which were exercised and settled in the first half of fiscal 2012.

Interest Income, Net. Interest income, net for the nine months ended November 2, 2013 decreased 10 basis points compared to the nine months ended October 27, 2012. In the third quarter of fiscal 2012, we received interest of $1.9 million related to the award of damages from our insurance carrier. Excluding the impact of the interest related to the award, interest income, net was relatively flat for the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012.

Income Taxes. Our effective tax rate for the nine months ended November 2, 2013 was 37.9%, compared to 39.4% for the nine months ended October 27, 2012. The effective tax rate of 37.9% for the nine months ended November 2, 2013 reflects federal, state and local taxes. The effective tax rate of 39.4% for the nine months ended October 27, 2012 reflects federal, state and local taxes and the impact of the change in fair value of the warrants, which are included for book income but not in tax income.

Income from Discontinued Operations, Net of Tax. During the nine months ended November 2, 2013, there was no income from discontinued operations. During the nine months ended October 27, 2012, income from discontinued operations, net of tax, was due to reduction in our best estimate of liability under lease guarantees for Filene's Basement.

Non-GAAP Financial Measures

DSW utilizes merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP financial measure, to explain its gross profit performance. Management believes this non-GAAP measure is an indication of the Company’s performance as the measure provides a consistent means of comparing performance between periods and competitors as retailers differ on their definition of cost of sales. Management uses this non-GAAP measure to assist in the evaluation of the performance of our segments and to make operating decisions. Within Management’s Discussion and Analysis, as a percentage of net sales, DSW discloses merchandise margin, store occupancy expenses and distribution and fulfillment expenses, which reconciles to gross profit.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital decreased to $517.8 million as of November 2, 2013 from $546.5 million as of February 2, 2013, primarily due to a shift in investments from short-term to long-term and a decrease in current deferred tax assets due to usage of net operating losses. As of November 2, 2013 and February 2, 2013, the current ratio was 2.9 and 3.0, respectively.

Operating Cash Flows. For the nine months ended November 2, 2013, our net cash provided by operations was $204.2 million compared to $177.2 million for the nine months ended October 27, 2012 driven primarily by changes in working capital. Our utilization of net operating losses and tax credits offset our taxable income, which generates cash tax savings, and we believe should continue to generate cash tax savings in fiscal 2013 and that the net operating losses will be fully utilized in fiscal 2013.

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

Investing Cash Flows. For the nine months ended November 2, 2013, our net cash used in investing activities was $182.1 million compared to $30.6 million for the nine months ended October 27, 2012. During the nine months ended November 2, 2013, we incurred $65.5 million for capital expenditures, of which $38.8 million related to stores and $26.7 million related to business infrastructure. During the nine months ended November 2, 2013, we had net purchases of short-term and long-term investments of $108.8 million compared to net sales of short-term and long-term investments of $49.7 million during the nine months ended October 27, 2012.

We expect to spend approximately $100 million for capital expenditures in fiscal 2013. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We opened 29 new stores in the nine months ended November 2, 2013, including two small format stores, and plan to open one more new store in the fourth quarter. The small format stores are smaller than the typical DSW store and, if successful, they could pave the way for more small format stores. During fiscal 2012, the average investment required to open a typical new DSW store was approximately $1.9 million, excluding any tenant construction allowances. Of this amount, gross inventory, excluding payables, typically accounted for $0.7 million, fixtures and leasehold improvements typically accounted for $0.9 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Cash Flows. For the nine months ended November 2, 2013, our net cash used in financing activities was $13.6 million compared to net cash used in financing activities of $91.3 million for the nine months ended October 27, 2012. Net cash used in financing activities was primarily related to the payment of dividends partially offset by proceeds from the exercise of stock options for the nine months ended November 2, 2013. Net cash used in financing activities for the nine months ended October 27, 2012 was primarily related to the payment of dividends partially offset by proceeds from the exercise of stock options and the increase in the cash provided by the exercise of warrants.

Cash Flows From Discontinued Operations. For the nine months ended November 2, 2013, cash flows from discontinued operations related to the Bergen, New Jersey lease guarantee settlement.

On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of November 2, 2013, we have not made any repurchases under this program.

Our Credit Facility, Letter of Credit Agreement and other liquidity considerations are described more fully below:

$50 Million Secured Credit Facility. On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility"). The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated our prior credit facility, dated June 30, 2010. The Credit Facility reduced the amount of revolving credit commitments from $100 million to $50 million, allowed us to transfer our outstanding letters of credit and has a term of five years that will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon our request and the increase would be subject to lender availability, our financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Agreement), plus an applicable margin, which is between 1.00 and 1.25, based upon our revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. The Credit Facility also requires that we meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. We paid $67.5 million for capital expenditures for the nine months ended November 2, 2013.

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

To satisfy the liability under the pension plan, we issued lump-sum payments at participant election and purchased a nonparticipating annuity contract to cover any participants that did not elect a lump-sum distribution. The purchase price of the contracts was funded from the assets of the plan in July 2013, and any shortfall was covered by a payment from DSW to the plan of $5.0 million. The transaction resulted in the transfer and settlement of the pension plan benefit obligation, thus relieving us of any responsibility for the pension plan. Upon the transfer of the pension plan obligations and assets described above, we reclassified the balance of accumulated other comprehensive loss of $8.9 million to net income in the second quarter of fiscal 2013.

Contractual Obligations

We had outstanding letters of credit that totaled approximately $0.8 million and $14.0 million, respectively, as of November 2, 2013 and February 2, 2013 under our previous Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.

As of November 2, 2013, we had $4.9 million in outstanding letters of credit and $5.2 million in restricted cash on deposit under the Letter of Credit Agreement.

As of November 2, 2013, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $1.5 million as of November 2, 2013. In addition, we have signed lease agreements for 18 new store locations expected to be opened during fiscal 2013 and 2014, with total annual rent of $10.3 million. In connection with the new lease agreements, we will receive a total of $10.6 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of November 2, 2013, we operated all of our stores, certain warehouses and our fulfillment center from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. We had no capital leases outstanding as of November 2, 2013 or February 2, 2013.

Off-Balance Sheet Arrangements

As of November 2, 2013, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

Proposed Accounting Standards

The Financial Accounting Standards Board periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 2 to the condensed consolidated financial statements for a discussion of the new accounting standard implemented.

Critical Accounting Policies and Estimates

As discussed in Note 1 and 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Cash and Investments- Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also have investments in various short-term and long-term investments. Our held-to-maturity investments have terms greater than 365 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their term to maturity and thus may limit our ability to invest in higher income investments.

$50 Million Credit Facility and $50 Million Letter of Credit Agreement- As of November 2, 2013, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and our credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

Guarantee of Union Square lease- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement. In February 2012, the landlord at the Union Square location brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under the guarantee. A third party has entered into a lease for this location, but the landlord has asserted that DSW is responsible for rent and certain costs while the space was unoccupied. In April 2013, the Court denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal have not yet been scheduled. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. We will continue to monitor our potential liability regarding this lease obligation. The expected range of loss is from zero to $7 million.

Other legal proceedings- Other than the proceeding noted above, we are involved in various legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to our results of operations or financial condition.

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

Merger Sub assumed the obligations of RVI for a guaranteed lease obligation. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. RVI guaranteed the obligations of Filene’s Basement in connection with this lease for a retail store location. Merger Sub may be responsible for any obligations of RVI under this guarantee. This lease expires in October 2024.

The landlord at the Union Square location has brought a lawsuit against Merger Sub seeking to recoup payments under the guarantee. A third party has entered into a lease for this location, but the landlord has asserted that DSW is responsible for rent while the space was unoccupied. In April 2013, the court in the case denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal have not yet been scheduled. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. If the guarantee is deemed to be enforceable, the new lease may not release Merger Sub from liability under the original guarantee.

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

DSW made no purchases of its Common Shares during the three months ended November 2, 2013, excluding shares withheld to satisfy tax withholdings for stock option exercises and the vesting of restricted stock units. These shares withheld are summarized in the table below (in thousands, except per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
August 4, 2013 to August 31, 2013	—		—	$100,000
September 1, 2013 to October 5, 2013	1	$42.57	—	100,000
October 6, 2013 to November 2, 2013	—		—	100,000
	1	$42.57	—	$100,000

$100 Million Share Repurchase Program- On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of November 2, 2013, we have not made any repurchases under this program.

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
DSW INC.
(Registrant)

Date:	December 6, 2013	By:	/s/ Douglas J. Probst
Douglas J. Probst
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation of DSW Inc. dated November 1, 2013. Incorporated by reference to Exhibit 3.1 to DSW’s Form 8-K (file no. 001-32545) filed November 4, 2013.
10.1	*
Lease Amendment to Agreement of Lease, by and between JUBILEE-SAWMILL LLC, an Ohio limited liability company, successor in interest to Jubilee Limited Partnership (“Landlord”), and DSW SHOE WAREHOUSE, INC.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer
101	*	XBRL Instance Document
* Filed herewith