Form 10-K
period 2014-02-01
DSW Inc.
filed 2014-03-27
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2014             OR

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of August 3, 2013, was $2,800,259,308.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 83,057,766 Class A Common Shares and 7,733,177 Class B Common Shares were outstanding at March 22, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement relating to fiscal 2013 for the Annual Meeting of Shareholders to be held on June 18, 2014 are incorporated by reference into Part III.

i

ii

PART I

All references to “we,” “us,” “our,” “DSW” or the “Company” in this Annual Report on Form 10-K mean DSW Inc. and its wholly owned subsidiaries, except where it is made clear that the term only means DSW Inc. DSW Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”).

We own many trademarks and service marks. This Annual Report on Form 10-K may contain trademarks, tradenames and trade dress of other companies. Use or display of other parties’ trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and plans to become an omni-channel retailer. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for DSW to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;

•	our success in executing our omni-channel strategy;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	disruption of our distribution and fulfillment operations;

•	continuation of supply agreements and the financial condition of our affiliated business partners;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to our information systems and data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our DSW Rewards program to drive traffic, sales and customer loyalty;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to our electronic processing of sensitive and confidential customer and associate data;

•	risks related to leases of our properties;

•	risks related to our cash and investments; and

•	the realization of risks related to the Merger (as defined below), including risks related to pre-merger Retail Ventures, Inc. ("RVI") guarantees of certain Filene’s Basement leases.

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

General

DSW is the destination for fabulous brands at a great value every single day. With thousands of shoes for women and men in 394 stores nationwide, DSW is about the delight of finding the perfect shoe at the perfect price. Our DSW stores average approximately 22,000 square feet and carry approximately 23,000 pairs of shoes. A large assortment of handbags and accessories also adds to the breathtaking assortment DSW is known for. For an even bigger selection, shoe lovers can shop our shoephoria system in store or anytime at dsw.com (where kids’ shoes are available), making it convenient to explore all the assortment that DSW has to offer. In addition, DSW Rewards means shopping comes with perks; members earn points towards certificates every time they purchase. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

At DSW, we’re focused on providing the best shoe shopping experience possible. Through our Affiliated Business Group, we partner with three other retailers to help build and optimize their footwear businesses. From supplying product to supporting in-store experiences in 356 shoe departments, DSW helps these partners create a more complete fashion experience through DSW’s expertise.

Please see our consolidated financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K for financial information about our two segments: the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group segment. Additionally, a five year summary of certain financial and operational information is included in Item 6 of this Annual Report.

We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. The periods presented in these financial statements are the fiscal years ended February 1, 2014 ("fiscal 2013"), February 2, 2013 ("fiscal 2012") and January 28, 2012 ("fiscal 2011"). Fiscal 2013 and 2011 each consisted of 52 weeks, while fiscal 2012 consisted of 53 weeks.

Corporate History

We were incorporated in the state of Ohio on January 20, 1969 and opened our first DSW store in Dublin, Ohio in 1991. In 1998, a predecessor of RVI purchased DSW and affiliated shoe businesses from Schottenstein Stores Corporation and Nacht Management, Inc. In July 2005, we completed an initial public offering of our Class A Common Shares, selling approximately 32.4 million shares at an offering price of $9.50 per share.

On May 26, 2011, RVI merged (the "Merger") with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder properly and timely elected to receive a like amount of DSW Class B Common Shares. The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW (the surviving legal entity) as the accounting acquiree. As the Merger was an equity transaction between entities under common control, purchase accounting was not applied. Pre-merger financial information presented in the DSW consolidated financial statements represents consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity. The pre-merger financial information was retrospectively recast in fiscal 2011 for the following matters:

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

On October 14, 2013, the shareholders of DSW approved a two-for-one stock split of DSW's Common Shares. The stock split became effective on November 4, 2013 and provided for the issuance of one Class A Common Share for each Class A and Class B Common Share outstanding.

Competitive Strengths

We believe our leading market position is driven by our competitive strengths: the breadth of our branded product offerings, our relationships with merchandise suppliers, our distinctive and convenient shopping experience and the value proposition offered to our customers.

The Breadth of Our Product Offerings

Our goal is to excite our customers with an assortment of shoes that fulfill a broad range of style and fashion preferences. DSW stores and dsw.com sell a large assortment of brand name, designer and private brand merchandise. We purchase directly from approximately 500 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer). A typical DSW store carries approximately 23,000 pairs of shoes in approximately 1,600 styles compared to a significantly smaller product offering at department stores. We also offer a complementary assortment of handbags, hosiery, jewelry and other accessories which appeal to our brand and fashion conscious customers.

Our Relationships with Merchandise Suppliers

We believe we have strong relationships with our vendors. We purchase merchandise directly from approximately 500 domestic and foreign vendors. Our vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have quality control programs under which our DSW buyers are involved in establishing standards for quality and fit, and our store personnel examine incoming merchandise in regards to color, material and overall quality. As our sales volumes continue to grow, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2013, 2012 and 2011, merchandise supplied by our top three vendors accounted for approximately 19%, 18% and 19% of our net sales, respectively.

We separate our DSW merchandise into four primary categories: women’s footwear; men’s footwear; athletic footwear; and accessories and other. While shoes are the main focus of DSW, we also offer a complementary assortment of handbags, hosiery, jewelry and other accessories. The following table sets forth the approximate percentage of our sales attributable to each merchandise category for the fiscal years below:

	Fiscal years ended
Category	February 1, 2014	February 2, 2013	January 28, 2012
Women's	62%	65%	66%
Men's	17%	16%	15%
Athletic	12%	12%	12%
Accessories and Other	9%	7%	7%

Our Distinctive and Convenient Shopping Experience

We provide our customers with the highest level of convenience based on our belief that customers should be empowered to control and personalize their shopping experiences. In stores, our merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. We believe this shopping experience provides our customers with maximum convenience as they are able to browse and try on merchandise without feeling rushed or pressured to make a purchasing decision. We also provide our customers with shopping experiences through dsw.com and our mobile site by offering additional styles, sizes, widths and categories. Merchandise in our stores and on dsw.com is organized in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise for easy browsing.

Over the past two years, we have taken important steps in our omni-channel strategy with the launch of our shoephoria, charge-send and drop ship capabilities. Our shoephoria system provides us the ability to fulfill out-of-stock orders placed within our stores out of our fulfillment center. Our charge-send system allows us to fulfill both online and store orders from all of our DSW store locations. Charge-send is now available in all DSW stores. Our drop ship capability allows us to sell product online while fulfillment takes place out of our suppliers' warehouse. We now have one vendor that fulfills DSW orders out of its warehouse, and we plan to increase the number of vendors fulfilling drop ship orders in fiscal 2014.

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

In order to provide additional value to our customers, we maintain a loyalty program, DSW Rewards, which rewards customers for shopping, both in stores and online. DSW Rewards members earn reward certificates that offer discounts on future purchases. Reward certificates expire three months after being issued. Members also receive promotional offers, gifts with purchase and free shipping on purchases over a certain dollar threshold on dsw.com. We employ a variety of methods, including email, direct mail and social media, to communicate exclusive offers to our rewards customers.

As of February 1, 2014, approximately 22 million members were enrolled in our DSW Rewards program and have made at least one purchase over the course of the last two years as compared to approximately 20 million members as of February 2, 2013. In fiscal 2013, shoppers in the loyalty program generated approximately 90% of DSW store and dsw.com sales versus approximately 89% of DSW store and dsw.com sales in fiscal 2012.

Growth Strategy

Our growth strategy is to continue to strengthen our position as a leading branded designer footwear and accessories retailer by pursuing the following primary strategies for growth in sales and profitability: expanding our business, driving sales through enhanced merchandising, investment in our infrastructure and utilizing our financial strength.

Expanding Our Business

We opened 30 DSW stores in fiscal 2013, two of which were small format stores. Our small format stores average approximately 12,000 square feet and, if successful, they could pave the way for more small format stores. We plan to open approximately 35 DSW stores in fiscal 2014, including six small format stores, and plan to open 15 to 20 DSW stores in each of the following two to five years. We believe that we have the potential to operate 500 to 550 stores, which excludes small format stores. Our plan is to open stores in both new and existing markets, with the primary focus on power strip centers and to reposition existing stores as opportunities arise. Depending on the market, we also consider regional malls, lifestyle centers and urban street locations. In general, our evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration and lease terms. Our growth strategy includes analysis of every major metropolitan area in the country with the objective of understanding demand for our products in each market over time and our ability to capture that demand. Our analysis also looks at current penetration levels in markets we serve and our expected deepening of those penetration levels as we continue to grow and become the shoe retailer of choice.

As of February 1, 2014, we operated 394 DSW stores in 42 states, the District of Columbia and Puerto Rico. The following table shows the number of our DSW stores by state and territory:

Alabama	4	Louisiana	4	Ohio	17
Arizona	8	Maine	1	Oklahoma	3
Arkansas	1	Maryland	14	Oregon	4
California	38	Massachusetts	15	Pennsylvania	19
Colorado	11	Michigan	17	Puerto Rico	1
Connecticut	7	Minnesota	10	Rhode Island	2
Delaware	1	Mississippi	1	South Carolina	2
Florida	26	Missouri	5	Tennessee	6
Georgia	14	Nebraska	2	Texas	34
Idaho	1	Nevada	3	Utah	2
Illinois	21	New Hampshire	2	Virginia	15
Indiana	9	North Dakota	1	Washington	7
Iowa	1	New Jersey	16	District of Columbia	2
Kansas	2	New York	28	Wisconsin	6
Kentucky	3	North Carolina	8	Total	394

We also serve customers through dsw.com in areas where we do not currently operate stores and offer current customers additional styles, sizes, widths and categories not available in their local store. We continue to focus on the growth of dsw.com by improving site navigation, offering a wish list capability to our DSW Rewards members and reaching our customers through social media.

In our Affiliated Business Group, we continue to refine our merchandise assortment to best meet the needs of our affiliated business customers. In October 2013, we began supplying merchandise to Stein Mart's e-commerce website. We actively pursue opportunities for new affiliated business partners.

Driving Sales through Enhanced Merchandising

Our merchandising group continuously monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. We track performance and sales trends on a weekly basis and have a flexible buying process that allows us to reorder successful styles and cancel underperforming styles throughout each season. To keep our product mix fresh and on target, we test new fashions and actively monitor sell-through rates. We also aim to improve the quality and breadth of existing vendor offerings and identify new vendor and category opportunities. In fiscal 2014, we will offer jewelry in all DSW stores. We will continue investments in planning and distribution systems to improve our inventory and markdown management.

Investment in Our Infrastructure

As we grow our business, we believe we will improve our profitability and operating performance by leveraging our support functions and cost structure across all overhead functions. Most significantly, we believe continued investment in systems will enhance our operating efficiency in areas such as supply chain (merchandise planning and allocation, inventory management and distribution) and labor management.

Over the past few years, we completed system investments in our supply chain to support size replenishment and size optimization initiatives to enhance our markdown management. Size replenishment focuses on replenishing core styles at a size level; size optimization allows us to effectively allocate sizes by store. In fiscal 2014, we plan to continue system investments in our supply chain to support assortment planning. Assortment planning will allow us to localize assortments based on local customer profiles rather than just on store volume. Also, we launched our charge-send system to enable us to fulfill unmet demand originating from either dsw.com or DSW stores from inventory that is located in other stores rather than only from our inventory in the fulfillment center or the customer's home store.

Our primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear so we can take full advantage of each selling season. To further ensure prompt delivery, we engage a third-party logistics service provider to receive orders originating from suppliers on the West Coast and some imports entering at a West Coast port of entry through our West Coast facility. Merchandise is transported either from our West Coast facility or our primary distribution center to our pool points and on to stores. Our dsw.com fulfillment center processes orders for dsw.com and our shoephoria system, which are shipped directly to customers using a third-party logistics provider.

Utilizing Our Financial Strength

Our operating model is focused on assortment, convenience and value. We believe that the growth we have achieved is attributable to our operating model and management’s focus on store-level profitability and economic payback. Over the five fiscal years ended February 1, 2014, our net sales have grown at a compounded annual growth rate of 10%. In addition, we have consistently generated positive operating cash flows and profitable operating results. We intend to continue our focus on net sales, operating cash flows and operating profit as we pursue our growth strategy. We believe cash generated from DSW operations, together with our cash and investments of approximately $579 million as of February 1, 2014, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures related to projected business growth and continue payments of dividends to our shareholders.

Additional Information

Affiliated Business Group

We operate shoe departments for three retailers. We have renewable supply agreements to provide merchandise for the shoe departments in Stein Mart, Inc., Gordmans Stores, Inc. and Frugal Fannie’s Fashion Warehouse stores through December 2015, January 2016 and April 2017, respectively. We own the merchandise and the fixtures, record sales of merchandise net of returns and provide management oversight. Our affiliated business partners provide the sales associates and retail space. We pay a percentage of net sales as rent. As of February 1, 2014, we supplied merchandise to 262 Stein Mart stores, 93 Gordmans stores and one Frugal Fannie’s store.

Competition

We view our primary competitors to be department stores and brand-oriented discounters. However, the fragmented shoe market means we face competition from many sources. We also compete with mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers and multi-channel specialty retailers. We believe shoppers prefer our assortment, value and convenience. Many of our competitors generally offer a more limited assortment at higher initial prices in a less convenient format than DSW and without the benefits of the DSW Rewards program. In addition, we believe we successfully compete against retailers who have attempted to duplicate our format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons, unlike DSW’s current on-trend merchandise.

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

Associates

As of February 1, 2014, we employed approximately 11,000 associates. None of our associates are covered by any collective bargaining agreements. We offer competitive wages, paid time off, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term disability and company-paid short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.

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

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:

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

Risks Relating to Our Business

We opened 30 DSW stores in fiscal 2013, plan to open approximately 35 DSW stores in fiscal 2014 and plan to open 15 to 20 DSW stores in each of the following two to five years, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis as part of our real estate strategy. During fiscal 2013, 2012 and 2011, we opened 30, 39 and 17 new DSW stores, respectively. Included in the 30 new DSW stores in fiscal 2013 were two small format stores. Our small format stores average approximately 12,000 square feet and, if successful, they could pave the way for more small format stores. We plan to open approximately 35 stores in fiscal 2014, including six small format stores, and plan to open 15 to 20 stores each year for the following two to five years. As of February 1, 2014, we have signed leases for an additional 30 stores opening in fiscal 2014 and 2015. During fiscal 2013, the average investment in property and equipment, inventory and new store expenses required to open a typical new DSW store was approximately $1.7 million, excluding construction and tenant allowances received from landlords.

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

We are positioning DSW as an omni-channel retailer and expect to have significant capital investments and expenses related to our omni-channel strategy. Failure to execute our omni-channel strategy could have a material adverse effect on our business, results of operations and how we meet consumer expectations.

We have developed an omni-channel strategy and expect the omni-channel strategy implementation to take place over the next four years. This initiative will require significant cost investment of cross-functional operations and management focus, along with investment in supporting technologies. We estimate it will increase our operating expenses by $10 million in fiscal 2014. The omni-channel strategy is a business necessity to meet changing expectations of customer experience and an opportunity to create a competitive advantage. It is a business necessity because the DSW customer expects to be able to shop seamlessly across all sales channels. The omni-channel strategy can also create distance between DSW and single channel competitors as well as multi-channel competitors who either do not operate in an omni-channel way or do not define omni-channel as broadly as DSW intends to define it.

The risk is that the execution of our omni-channel strategy could cost more than expected, have fewer benefits than anticipated, distract management from our day-to-day operations, or be unsuccessful. In the event that our omni-channel strategy is unsuccessful, it may have a material adverse effect to our business, results of operations or financial results.

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

We generally do not have long-term supply agreements or exclusive arrangements with any vendors and, therefore, our success depends on maintaining strong relationships with our vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores. If we fail to maintain our relationships with our existing vendors or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our business. In addition, our inability to stock our sales channels with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. Further, if our merchandise costs increase due to increased material or labor costs, or other reasons, our ability to respond or the effect of our response could adversely affect our net sales or gross profit. During fiscal 2013, merchandise supplied to DSW by three key vendors accounted for approximately 19% of our net sales. The loss of or a reduction in the amount of merchandise supplied by any one of these vendors could have an adverse effect on our business.

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

For our DSW stores and affiliated businesses, the majority of our inventory is shipped directly from suppliers to our primary distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to the stores. Through a third party, we also operate a West Coast facility where shipments bypass our primary distribution center and go directly to one of our pool locations from the West Coast facility. For dsw.com, our inventory is shipped directly from our fulfillment center, supported by a third party, to our customers. For charge-send, our inventory may be shipped directly from our DSW stores.

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

Our supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart and Gordmans, our contractual termination dates are December 2015 and January 2016, respectively. In addition, the agreements contain provisions that may trigger an earlier termination. For fiscal 2013, the sales from our Affiliated Business Group represented approximately 6% of our total company net sales. In the event of the loss of either of these supply agreements, it is unlikely that we would be able to proportionately reduce expenses to the reduction of net sales. The performance of our Affiliated Business Group is highly dependent on the performance of Stein Mart and Gordmans. If Stein Mart or Gordmans were to terminate our supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.

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

The loss or disruption of information technology services could affect our ability to implement our growth strategy and have a material adverse effect on our business.

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

We face security risks related to our electronic processing of sensitive and confidential customer and associate data; which data, if breached, could damage our reputation and have a material adverse effect on our business.

Given the nature of our business, we collect, process and retain sensitive and confidential customer data, including credit card information. Despite our current security measures, our facilities and systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses or other similar attacks. An information security breach involving the disclosure of confidential data could damage our reputation and our customers' willingness to shop in our stores and on dsw.com, and subject us to possible legal liability. In addition, we may incur material remediation costs as a result of an information security breach, including liability for stolen customer or associate data, repairing system damage or providing credit monitoring or other benefits to customers or associates affected by the breach. While we have insurance, in the event we experience an information security breach, our insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be paid timely. Failure to mitigate these risks could have a material adverse effect on our business.

Our failure to retain our existing senior management team and to continue to attract qualified new personnel could adversely affect our business.

Our business requires disciplined execution at all levels of our organization to ensure that we continually have sufficient inventories of assorted brand name merchandise at attractive retail prices. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of any of our key executive and buying personnel, our business could be adversely affected. We have entered into employment agreements with several key executives and also offer stock compensation packages designed to attract and retain key employees. Furthermore, our ability to manage our expansion will require us to continue to train, motivate, compensate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Competition for these types of personnel is intense, and we may not be successful in attracting and retaining the personnel required to grow and operate our business.

We are dependent on our DSW Rewards program to drive traffic, sales and loyalty, and any decrease in membership or purchases from members could have a material adverse effect on our business.

DSW Rewards is a customer loyalty program that we rely on to drive customer traffic, sales and loyalty. DSW Rewards members earn reward certificates that offer discounts on future purchases. In fiscal 2013, shoppers in the loyalty program generated approximately 90% of DSW store and dsw.com sales versus approximately 89% of DSW store and dsw.com sales in fiscal 2012. As of February 1, 2014, approximately 22 million members were enrolled in DSW Rewards and have made at least one purchase over the course of the last two fiscal years, compared to approximately 20 million members as of February 2, 2013. In the event that our DSW Rewards members do not continue to shop at DSW or the number of members decreases, this could have a material adverse effect on our business.

We are constantly exploring new business opportunities. The failure to successfully execute our plans may have a material adverse effect on our business, results of operations or financial condition.

In fiscal 2013, we conducted an unsuccessful test of an expanded luxury assortment online, and our future approach to luxury will depend on our ability to buy products that will allow us to at least break even. The continued development of new business opportunities could distract management from our core business. In the event that we lose focus on our core business or are unsuccessful in the execution of our concept, it may have a material adverse effect on our business, results of operations or financial condition.

DSW is exposed to risk through leases of certain portions of its properties.

In fiscal 2012, we purchased our corporate office headquarters, our distribution center and a trailer parking lot. Certain portions of the properties are leased to both unrelated and related parties, which provides rental income. The largest tenant's lease, which is not with a related party, renewed for another two-year term in June 2013, but either party can terminate after each two-year renewal option and the tenant can terminate at any time with 60 days' notice. In the event that one or more tenants do not renew their leases, the foregoing circumstances or events could have a material adverse effect on our financial condition.

Risks Relating to the External Environment

We may be unable to compete favorably in our highly competitive market, which could have a material adverse effect on our business.

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

Our failure to identify and respond to rapidly changing customer behavior and the impact that social media and comparison shopping has on our customer could have a material adverse effect on our business.

We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.

We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2013 was manufactured outside the United States, and the majority was manufactured in China. For this reason, we face risks inherent in purchasing from foreign suppliers, such as: economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the United States or foreign countries from which our merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; U.S. laws affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with foreign laws and with domestic and international labor standards.

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

Uncertain economic conditions in the United States and other world events can adversely affect consumer confidence and consumer spending habits, which could result in reduced net sales.

Consumer spending habits, including spending for the footwear and accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, natural disasters, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers. In an economic slowdown, we could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow our expansion plans. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions could have a material adverse effect on our business.

The investment of our cash and investments are subject to risks that could affect the liquidity of these investments.

As of February 1, 2014, we had cash and investments of approximately $579 million. A portion of these are held as cash in operating accounts that are with third-party financial institutions. While we regularly monitor the cash balances in our operating accounts and when possible adjust the balances as appropriate to be within Federal Deposit Insurance Corporation (“FDIC”) insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

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

As of February 1, 2014, there were 82.7 million Class A Common Shares of DSW outstanding. Additionally, there were 0.3 million director stock units outstanding as of February 1, 2014 that were issued pursuant to the terms of the DSW 2005 Equity Incentive Plan. The remaining 7.7 million Class B Common Shares outstanding are restricted securities within the meaning of Rule 144 under the Securities Act but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144. Our Class B Common Shares can be exchanged for Class A Common Shares at the election of the holder.

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

As of February 1, 2014, the Schottenstein Affiliates have approximately 48% of the voting power of the outstanding DSW Common Shares. The Schottenstein Affiliates directly control or substantially influence the outcome of all matters submitted to DSW’s shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of DSW’s other shareholders, and their level of ownership and voting power in DSW may have the effect of delaying or preventing a subsequent change in control that may be favored by other DSW shareholders.

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

Merger Sub assumed the obligations of RVI for a guaranteed lease obligation. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. RVI guaranteed the obligations of Filene’s Basement in connection with a lease for the Union Square location. Merger Sub may be responsible for any obligations of RVI under this guarantee. This lease expires in October 2024.

The landlord at the Union Square location has brought a lawsuit against Merger Sub seeking to recoup payments under the guarantee. A third party has entered into a lease for this location, but the landlord has asserted that DSW is responsible for rent while the space was unoccupied. In April 2013, the court in the case denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal were held in February 2014. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. If the guarantee is deemed to be enforceable, the new lease may not release Merger Sub from liability under the original guarantee.

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

We own our corporate office headquarters and distribution center. As of February 1, 2014, all 394 DSW stores and our fulfillment center are leased or subleased, and we leased or subleased 22 DSW stores and our dsw.com fulfillment center from Schottenstein Affiliates. The remaining DSW stores are leased from unrelated entities. Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints and are for a fixed term with options for two to five extension periods, each of which is for a period of four or five years, exercisable at our option. The lease for our fulfillment center expires in September 2017 and has two renewal options with terms of five years each. Our primary distribution facility, our corporate office headquarters and our dsw.com fulfillment center are located in Columbus, Ohio.

ITEM 3.	LEGAL PROCEEDINGS.

Guarantee of Union Square lease. RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement. In February 2012, the landlord at the Union Square location brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under the guarantee. A third party has entered into a lease for this location, but the landlord has asserted that DSW is responsible for rent and certain costs while the space was unoccupied. In April 2013, the Court denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal were held in February 2014. We believe that the guarantee may not be enforceable and/or that the amount of liability under the guarantee may be limited. We will continue to monitor our potential liability regarding this lease obligation. The expected range of loss is from zero to $7 million.

Other legal proceedings. Other than the proceeding noted above, we are involved in various legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to our results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A Common Shares are listed for trading under the ticker symbol “DSW” on the NYSE. There is currently no public market for DSW Class B Common Shares, but can be exchanged for Class A Common Shares at the election of the holder. As of March 22, 2014, there were 159 holders of record of our Class A Common Shares and 29 holders of record of our Class B Common Shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. The following table provides the quarterly market prices of our Class A Common Shares as reported on the NYSE and cash dividends per share for 2013 and 2012:

	Market Price		Cash Dividends per Share
	High	Low
Fiscal 2012:
First Quarter	$29.19	$24.05	$0.075
Second Quarter	31.00	25.58	0.090
Third Quarter	34.58	28.88	1.090	(a)
Fourth Quarter	36.00	28.64	0.180	(b)

Fiscal 2013:
First Quarter	$34.86	$30.13	$—
Second Quarter	39.80	32.27	0.125	(c)
Third Quarter	44.37	38.43	0.125
Fourth Quarter	47.55	36.99	0.125

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

(a) In September 2012, our Board of Directors declared a special dividend of $1.00 per share.
(b) In December 2012, our Board of Directors accelerated payment of the next quarterly dividend.
(c) In March 2013, our Board of Directors increased our quarterly dividend from $0.09 per share to $0.125 per share.

In March 2014, our Board of Directors increased our quarterly dividend from $0.125 per share to $0.1875 per share.

$100 Million Share Repurchase Program. On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program.

2-for-1 Stock Split. On October 14, 2013, the shareholders of DSW approved a two-for-one stock split of DSW's Common Shares. The stock split became effective on November 4, 2013 and provided for the issuance of one Class A Common Share for each Class A and Class B Common Share outstanding.

Common Share Repurchases. In December 2013, DSW repurchased 38,333 Class A Common Shares at a cost of $1.6 million. DSW made no other purchases of its Common Shares during the fourth quarter of fiscal 2013, excluding shares withheld for net-settled stock option exercises and the vesting of restricted stock units. The shares withheld and repurchased are summarized in the table below (in thousands, except per share amounts):

	Total number of shares withheld	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
November 3, 2013 to November 30, 2013	—	—	—	$100,000
December 1, 2013 to January 4, 2014	75	$41.84	38	98,400
January 5, 2014 to February 1, 2014	—	—	—	98,400
	75		38	$98,400

Performance Graph

The following graph compares our cumulative total shareholder return of our Class A Common Shares with the cumulative total return of the S&P MidCap 400 Index and the S&P Retailing Index, both of which are published indexes. This comparison includes the period ended January 31, 2009 through the period ended February 1, 2014.

The comparison of the cumulative total returns for each investment assumes $100 was invested on January 31, 2009 and that all dividends were reinvested.

		Fiscal years ended
Company / Index	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014
DSW Inc.	$100	$241.48	$333.57	$525.53	$735.34	$835.00
S&P MidCap 400 Index	$100	$143.36	$191.33	$196.51	$232.98	$283.93
S&P 500 Retailing Index	$100	$155.54	$197.53	$222.93	$284.25	$357.28

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

	Fiscal years ended(1)
	2/1/2014	2/2/2013	1/28/2012	1/29/2011	1/30/2010
	(dollars in thousands, except per share and net sales per average gross square foot)
Statement of Operations Data(2):
Net sales(3)	$2,368,668	$2,257,778	$2,024,329	$1,822,376	$1,602,605
Gross profit(4)	$739,287	$724,720	$653,947	$565,681	$467,492
Change in fair value of derivative instruments	$—	$(6,121)	$(53,914)	$(49,014)	$(66,499)
Depreciation and amortization	$64,100	$57,801	$51,237	$48,262	$46,738
Operating profit (loss)	$241,388	$236,802	$151,450	$120,560	$(39,844)
Income (loss) from continuing operations	$151,302	$145,186	$200,338	$51,820	$(65,610)
Total income (loss) from discontinued operations, net of tax	—	$1,253	$(4,855)	$6,628	$59,880
Less: Income attributable to noncontrolling interests	—	—	$(20,695)	$(40,654)	$(20,361)
Net income (loss), net of noncontrolling interests	$151,302	$146,439	$174,788	$17,794	$(26,091)

Earnings per Share Data:
Diluted earnings (loss) per share from continuing operations, net of noncontrolling interests	$1.65	$1.60	$2.34	$0.26	$(2.02)
Diluted earnings (loss) per share from discontinued operations	$0.00	$0.01	$(0.07)	$0.15	$1.41
Diluted earnings (loss) per share, net of noncontrolling interests	$1.65	$1.62	$2.27	$0.41	$(0.61)

Balance Sheet Data:
Total assets	$1,421,244	$1,262,103	$1,207,900	$1,041,477	$903,465
Working capital(5)	$528,362	$546,479	$560,458	$320,629	$369,204
Current ratio(6)	2.9	3.0	2.8	1.8	2.4
Total shareholders’ equity	$998,544	$858,579	$786,587	$488,869	$403,290
Long-term obligations(7)	—	—	—	$132,132	$129,757

Other Data:
Cash dividends per share(8)	$0.38	$1.44	$1.15	—	—
Capital expenditures(9)	$83,800	$99,752	$76,912	$52,298	$21,785
Number of DSW stores:
Beginning of period	364	326	311	305	298
New stores	30	39	17	9	9
Closed/re-categorized stores(10)	—	(1)	(2)	(3)	(2)
End of period	394	364	326	311	305
Comparable DSW stores(11)	325	308	300	293	249

	Fiscal years ended(1)
	2/1/2014	2/2/2013	1/28/2012	1/29/2011	1/30/2010
	(dollars in thousands, except per share and net sales per average gross square foot)
DSW total square footage (in thousands)(12)	8,687	8,120	7,289	6,972	6,840
Average gross square footage (in thousands)(13)	8,415	7,690	7,158	6,928	6,840
DSW segment net sales per average gross square foot(14)	$265	$276	$262	$243	$213
Number of affiliated business departments at end of period	356	344	336	352	356
Total comparable sales change(11)	0.2%	5.5%	8.3%	13.2%	3.2%
____________

(1)	See Note 4 to the Consolidated Financial Statements included elsewhere in this Annual Report on form 10-K for a discussion of the impact of the Merger on DSW’s consolidated financial statements.

(2)	All fiscal years are based on a 52-week year, except for fiscal 2012, which is based on a 53-week year.

(3)	Includes net sales for our three sales channels: DSW stores, dsw.com and the Affiliated Business Group.

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

(8) The Board of Directors of DSW declared the first dividends in fiscal 2011. In August 2011, our Board of Directors declared a special dividend of $1.00 per share as well as our first quarterly dividend of $0.075 per share. In May 2012, our Board of Directors increased our quarterly dividend from $0.075 per share to $0.090 per share. In September 2012, our Board of Directors declared a special dividend of $1.00 per share. In December 2012, our Board of Directors accelerated payment of the next quarterly dividend. In March 2013, our Board of Directors increased our quarterly dividend from $0.09 per share to $0.125 per share.

(9)
Fiscal 2012 capital expenditures excluded the $72 million purchase of DSW's corporate office headquarters and distribution center as this was considered a permitted acquisition under our credit facility. For financial reporting purposes, as a transaction between entities under common control, the net book value of assets transferred to DSW was considered an investing cash flow while the difference between the cash paid the net book value of assets transferred to DSW was considered a financing cash flow.

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

(14) Net sales per average gross square foot is the result of dividing net sales for the DSW segment only for the period presented by average gross square footage calculated as described in note 13 above. Net sales for fiscal 2012 are based on a 53-week year. In fiscal 2013, DSW changed the measure to DSW segment net sales to better reflect the omni-channel nature of our business with the addition of charge-send, shoephoria and drop ship capabilities.

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

Executive Summary - Fiscal 2013

During fiscal 2013, we generated a 0.2% increase in comparable sales and a 4.9% increase in total sales. This comparable sales increase is in addition to a comparable sales increase of 5.5% for the same period last year. The increase in comparable sales was a result of an increase in conversion offset by a decrease in customer traffic. Currently, we believe the decrease in customer traffic to our stores may be a result of macroeconomic factors influencing customer behavior, sales transferring to our new stores in existing markets or a shift to pre-shopping on dsw.com and mobile devices. In fiscal 2013, we completed an unsuccessful test of an expanded luxury assortment online, and our future approach to luxury will depend on our ability to buy products that will allow us to at least break even.

In fiscal 2013, DSW Inc.'s merchandise margin rate, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP measure, decreased 50 basis points as a percentage of net sales over fiscal 2012 primarily as a result of inventory adjustments related to our luxury test. Excluding our luxury test, gross profit as a percentage of net sales increased 10 basis points primarily as a result of improvements in markdown activity in our base business due to merchandise mix and system improvements such as size optimization.

We have continued making investments in our business that are critical to long-term growth. In fiscal 2013, we invested $83.8 million in capital expenditures compared to $99.8 million during fiscal 2012. Our capital expenditures during fiscal 2013 were primarily related to opening 30 new stores, store remodels and business infrastructure. We plan to open approximately 35 stores in fiscal 2014, including six small format stores, and believe we have the potential to operate 500 to 550 stores, which excludes small format stores.

As of February 1, 2014, we operated 394 DSW stores, dsw.com and shoe departments in 262 Stein Mart stores, 93 Gordmans stores and one Frugal Fannie’s store. In fiscal 2013, we began supplying merchandise to Stein Mart's e-commerce website. DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment.

Over the past two years, we have taken important steps in our omni-channel strategy with the launch of our shoephoria, charge-send and drop ship capabilities. Our shoephoria system provides us the ability to fulfill out-of-stock orders placed within our stores out of our fulfillment center. Our charge-send system allows us to fulfill both online and store orders from all of our DSW store locations. Charge-send is now available in all DSW stores. Our drop ship capability allows us to sell product online while fulfillment takes place out of our suppliers' warehouse. We now have one vendor that fulfills DSW orders out of its warehouse, and we plan to increase the number of vendors fulfilling drop ship orders in fiscal 2014.

Results of Operations

The following table represents selected components of our consolidated results of operations, expressed as percentages of net sales:

	Fiscal years ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	(68.8)	(67.9)	(67.7)
Gross profit	31.2	32.1	32.3
Operating expenses	(21.0)	(21.3)	(22.2)
Change in fair value of derivative instruments	—	(0.3)	(2.6)
Operating profit	10.2	10.5	7.5
Interest income (expense), net	0.1	0.2	(0.5)
Income from continuing operations before income taxes	10.3	10.7	7.0
Income tax (provision) benefit	(3.9)	(4.2)	2.9
Income from continuing operations	6.4	6.5	9.9
Total income (loss) from discontinued operations, net of tax	—	0.1	(0.2)
Net income	6.4	6.6	9.7
Less: net income attributable to noncontrolling interests	—	—	(1.1)
Net income, net of noncontrolling interests	6.4%	6.6%	8.6%

Fiscal Year Ended February 1, 2014 (Fiscal 2013) Compared to Fiscal Year Ended February 2, 2013 (Fiscal 2012)

Net Sales. Net sales for fiscal 2013 increased by 4.9% from fiscal 2012. The following table summarizes the increase in our net sales:

Fiscal year ended February 1, 2014
(in millions)
Net sales for the fiscal year ended February 2, 2013	$2,257.8
Increase in comparable sales	4.0
Increase from luxury test sales	18.4
Net increase from non-comparable and closed store sales and 53rd week	88.5
Net sales for the fiscal year ended February 1, 2014	$2,368.7

The following table summarizes our net sales by reportable segment and in total:

	Fiscal years ended
	February 1, 2014	February 2, 2013
	(in millions)
DSW segment	$2,231.0	$2,125.3
Affiliated Business Group segment	137.7	132.5
Total DSW Inc.	$2,368.7	$2,257.8

The following table summarizes our comparable sales change by reportable segment and in total:

Fiscal year ended February 1, 2014
DSW segment	0.1%
Affiliated Business Group segment	1.8%
Total DSW Inc.	0.2%

Our increase in total net sales for the DSW segment was a result of an increase in comparable sales, luxury test sales and non-comparable sales growth, partially offset by an additional week of sales in fiscal 2012. Our comparable sales calculation is based on sales for the 52 weeks ended February 1, 2014 against the 52 weeks ended February 2, 2013, and excludes luxury test sales. The increase in comparable sales was a result of an increase in conversion offset by a decrease in customer traffic. DSW segment comparable sales decreased in our largest business, women's footwear by 3%, increased in both men's and accessories by 10%, and remained flat in athletic. Our non-comparable sales growth is attributable to both stores opened in fiscal 2012 as well as our opening of 30 new DSW stores in fiscal 2013.

The increase in total net sales for our Affiliated Business Group segment was primarily the result of comparable sales growth and the net addition of 12 new shoe departments and 9 Loehmann's locations in fiscal 2013.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 31.2% in fiscal 2013 from 32.1% in fiscal 2012. By reportable segment and in total, gross profit as a percentage of net sales was:

	Fiscal years ended
	February 1, 2014	February 2, 2013
DSW segment	31.9%	32.8%
Affiliated Business Group segment	20.6%	21.0%
Total DSW Inc.	31.2%	32.1%

DSW Inc. gross profit was negatively impacted by $16.5 million related to our luxury test, which was comprised of a sales benefit of $18.4 million offset by cost of sales of $34.9 million, which includes inventory adjustments. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Fiscal years ended
	February 1, 2014		February 2, 2013
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$739,287	31.2%	$724,720	32.1%
Less: impact of the luxury test	(16,481)	(1.0)%	—	—%
DSW Inc. gross profit excluding luxury test	$755,768	32.2%	$724,720	32.1%

For the DSW segment, the reconciliation of components of gross profit to merchandise margin excluding our luxury test as a percentage of net sales was:

	Fiscal years ended
	February 1, 2014	February 2, 2013
DSW segment gross profit	31.9%	32.8%
Less: impact of the luxury test	(1.0)%	—%
DSW segment gross profit excluding luxury test	32.9%	32.8%

Store occupancy expense	10.4%	10.0%
Distribution and fulfillment expenses	2.0%	2.0%
DSW segment merchandise margin excluding luxury test	45.3%	44.8%

For the DSW segment, gross profit decreased 90 basis points primarily as a result of inventory adjustments related to our luxury test. Excluding the impact of the luxury test, gross profit as a percentage of net sales increased 10 basis points as a result of an improvement in merchandise margin, partially offset by a deleverage of occupancy expenses. Merchandise margin for the DSW segment increased as a percentage of net sales to 45.3% for fiscal 2013 from 44.8% for fiscal 2012 as a result of a reduction in markdown activity. Distribution and fulfillment expenses as a percentage of net sales remained flat at 2.0% for fiscal 2013 compared to fiscal 2012.

Gross profit for our Affiliated Business Group segment decreased 40 basis points for fiscal 2013 primarily as a result of the Loehmann's bankruptcy and subsequent reserve for the liquidation of DSW inventory.

Operating Expenses. Operating expenses as a percentage of net sales were 21.0% and 21.3% for fiscal 2013 and fiscal 2012, respectively. Excluding the impact of the settlement of the pension plan assumed in the merger with RVI of $14.7 million in fiscal 2013, operating expenses as a percentage of net sales were 20.4% in fiscal 2013. In the fourth quarter of fiscal 2012, we increased our estimate of a lease impairment in a lease assumed in the Merger with RVI by $6.0 million based on our expectation of reduced future sublease income and an expected increase in real estate taxes. This increase was partially offset by our receipt of a court approved award of damages of $5.3 million from our insurance carrier for a denied claim related to the 2005 data theft, partially offset by related expense of $1.3 million. Excluding the impact of the award of damages and other RVI operating expenses noted above, operating expenses as a percentage of net sales was 21.2% for fiscal 2012. This 80 basis point decrease as a percentage of net sales over fiscal 2012 was primarily the result of a reduction in pre-opening expenses and a leverage of home office overhead.

Change in Fair Value of Derivatives. During fiscal 2012, we recorded a non-cash charge of $6.1 million related to the change in fair value of warrants, which were exercised and settled in the first half of fiscal 2012.

Interest Income (Expense), Net. In the third quarter of fiscal 2012, we received interest of $1.9 million related to the award of damages from our insurance carrier. Excluding the impact of the interest related to the award, interest income, net was relatively flat for fiscal 2013 compared to fiscal 2012.

Income Taxes. Our effective tax rate for fiscal 2013 was 38.0% compared to 39.7% for fiscal 2012. The effective tax rate of 38.0% for fiscal 2013 reflects the impact of federal, state and local taxes. The effective tax rate of 39.7% for fiscal 2012 reflects the impact of federal, state and local taxes and the change in fair value of the warrants, which are included for book income but not in tax income.

Income (Loss) from Discontinued Operations. During fiscal 2013, there was no income from discontinued operations. During fiscal 2012, income from discontinued operations, net of tax, was due to reduction in our best estimate of liability under lease guarantees for Filene's Basement.

Fiscal Year Ended February 2, 2013 (Fiscal 2012) Compared to Fiscal Year Ended January 28, 2012 (Fiscal 2011)

Net Sales. Net sales for fiscal 2012 increased by 11.5% from fiscal 2011. The following table summarizes the increase in our net sales:

Fiscal year ended February 2, 2013
(in millions)
Net sales for the fiscal year ended January 28, 2012	$2,024.3
Increase in comparable sales for the 52 weeks ended January 26, 2013	105.9
Net increase from non-comparable and closed store sales and 53rd week	127.6
Net sales for the fiscal year ended February 2, 2013	$2,257.8

The following table summarizes our net sales by reportable segment and in total:

	Fiscal years ended
	February 2, 2013	January 28, 2012
	(in millions)
DSW segment	$2,125.3	$1,871.9
Affiliated Business Group segment	132.5	152.4
Total DSW Inc.	$2,257.8	$2,024.3

The following table summarizes our comparable sales change by reportable segment and in total:

Fiscal year ended February 2, 2013
DSW segment	5.7%
Affiliated Business Group segment	1.4%
Total DSW Inc.	5.5%

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

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 32.1% in fiscal 2012 from 32.3% in fiscal 2011. By reportable segment and in total, gross profit as a percentage of net sales was:

	Fiscal years ended
	February 2, 2013	January 28, 2012
DSW segment	32.8%	33.4%
Affiliated Business Group segment	21.0%	19.4%
Total DSW Inc.	32.1%	32.3%

For the DSW segment, the reconciliation of components of gross profit as a percentage of net sales was:

	Fiscal years ended
	February 2, 2013	January 28, 2012
DSW segment gross profit	32.8%	33.4%
Store occupancy expense	10.0%	10.2%
Distribution and fulfillment expenses	2.0%	1.9%
DSW segment merchandise margin	44.8%	45.5%

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

Gross profit for the Affiliated Business Group segment increased as a percentage of net sales for fiscal 2012 primarily due to a decrease in occupancy expense. We incur occupancy expense of approximately 20% of net sales for our Affiliated Business Group.

Operating Expenses. Operating expenses as a percentage of net sales were 21.3% and 22.2% for fiscal 2012 and fiscal 2011, respectively. In the fourth quarter of fiscal 2012, we increased our estimate of a lease impairment in a lease assumed in the Merger with RVI by $6.0 million based on our expectation of reduced future sublease income and an expected increase in real estate taxes. This increase was partially offset by our receipt of a court approved award of damages of $5.3 million from our insurance carrier for a denied claim related to the 2005 data theft, partially offset by related expense of $1.3 million.

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

Change in Fair Value of Derivatives. During fiscal 2012 and 2011, the Company recorded a non-cash charge of $6.1 million and $12.3 million, respectively, representing the changes in fair value of warrants, which were settled during fiscal 2012. During fiscal 2011, we recorded a non-cash charge of $41.7 million representing the change in the fair value of the conversion feature of the PIES, which were settled during fiscal 2011. The Company utilized the Black-Scholes pricing model to estimate the fair value of the derivatives. The change in the fair value of the derivatives was primarily due to the increases in share price.

Interest Expense, Net. As a result of the elimination of PIES interest expense due to the settlement of the PIES in the third quarter of fiscal 2011, we have interest income, net for fiscal 2012 rather than interest expense, net for fiscal 2011. In the third quarter of fiscal 2012, we also received interest of $1.9 million related to the award of damages from our insurance carrier.

Income Taxes. Our effective tax rate for fiscal 2012 was 39.7%, compared to a benefit of 40.8% for fiscal 2011. The effective tax rate of 39.7% for fiscal 2012 reflects the impact of federal, state and local taxes and the change in fair value of the warrants, which are included for book income but not in tax income. The effective tax rate of a benefit of 40.8% for fiscal 2011 was favorably impacted by the release of the valuation allowance and other merger-related tax items.

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

Non-GAAP Financial Measures

DSW utilizes merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP financial measure, to explain its gross profit performance. Management believes this non-GAAP measure is an indication of the Company’s performance as the measure provides a consistent means of comparing performance between periods and competitors as retailers differ on their definition of cost of sales. Management uses this non-GAAP measure to assist in the evaluation of the performance of our segments and to make operating decisions. Within Management’s Discussion and Analysis, as a percentage of net sales, DSW discloses merchandise margin, store occupancy expenses and distribution and fulfillment expenses, which reconciles to gross profit. In fiscal 2013, DSW excluded net sales and gross profit related to its luxury test as these items were not indicative of DSW's future gross profit performance.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. Net working capital decreased to $528.4 million as of February 1, 2014 from $546.5 million as of February 2, 2013, primarily due to a decrease in current deferred tax assets due to usage of RVI's federal net operating losses and tax credits. As of February 1, 2014 and February 2, 2013, the current ratio was 2.9 and 3.0, respectively.

Operating Activities

For fiscal 2013, our net cash provided by operations was $301.4 million compared to $258.6 million for fiscal 2012. The increase in net cash provided by operations was driven primarily by changes in working capital and our utilization of net operating losses and tax credits to offset our taxable income, and the net operating losses were fully utilized in fiscal 2013.

Net cash provided by operations in fiscal 2012 increased to $258.6 million from $214.2 million for fiscal 2011. The increase in net cash provided by operations was driven primarily by DSW's utilization of RVI’s net operating losses and tax credits to offset its taxable income, as well as other changes in working capital.

We operate our stores and fulfillment center from leased facilities. All lease obligations are accounted for as operating leases. We disclose the minimum payments due under operating leases in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We own our corporate office headquarters and our distribution center.

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

Investing Activities

For fiscal 2013, our net cash used in investing activities was $241.4 million compared to $119.4 million for fiscal 2012. During fiscal 2013, we incurred $83.8 million for capital expenditures, of which $49.8 million related to stores and $34.0 million related to information technology and business infrastructure. During fiscal 2013, we had net purchases of short-term and long-term investments of $148.9 million compared to net sales of short-term and long-term investments of $13.9 million during fiscal 2012.

For fiscal 2012, cash used in investing activities amounted to $119.4 million compared to $139.6 million for fiscal 2011. Excluding the purchase of our corporate office headquarters and distribution center during fiscal 2012, we incurred $99.8 million in capital expenditures, of which $69.3 million related to stores, $30.5 million related to information technology, the reconfiguration of the Columbus distribution center, the expansion of the dsw.com fulfillment center and business infrastructure. During fiscal 2012, we had net sales of short-term and long-term investments of $13.9 million compared to net purchases of short-term and long-term investments of $64.7 million during fiscal 2011.

In addition to our investments in new stores and remodeling stores, we invested in the reconfiguration of the Columbus distribution center and the expansion of the dsw.com fulfillment center in fiscal 2012 to support business growth. With the purchase of our corporate office headquarters for $72 million in fiscal 2012, we have the ability to gradually expand our campus as needed. Currently, portions of the properties are leased to related and unrelated parties for annual rental income. As a transaction between entities under common control, the net book value of assets transferred to DSW was considered an investing cash flow while the difference between the cash paid and the net book value of assets transferred to DSW was considered a financing cash flow.

We expect to spend approximately $115 million for capital expenditures in fiscal 2014. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open approximately 35 stores in fiscal 2014, including six small format stores. In fiscal 2013, we opened 30 new DSW stores, including two small format stores. The small format stores are smaller than the typical DSW store and, if successful, they could pave the way for more small format stores. During fiscal 2013, the average investment required to open a typical new DSW store was approximately $1.7 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.8 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Activities

For fiscal 2013, net cash used in financing activities of $26.4 million was primarily related to the payment of dividends partially offset by proceeds from the exercise of stock options. For fiscal 2012, net cash used in financing activities of $137.1 million was primarily related to the payment of dividends and purchase of our corporate office headquarters and distribution center, partially offset by proceeds from warrant and stock option exercises. For fiscal 2011, net cash used in financing activities of $95.3 million was primarily related to the payment of dividends and merger related activity, partially offset by proceeds from stock option exercises.

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

On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. In December 2013, DSW repurchased 38,333 Class A Common Shares at a cost of $1.6 million.

Our Credit Facility, Letter of Credit Agreement and other liquidity considerations are described more fully below:

$50 Million Secured Credit Facility. On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility"). The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated our prior credit facility, dated June 30, 2010. The Credit Facility reduced the amount of revolving credit commitments from $100 million to $50 million, allowed us to transfer our outstanding letters of credit and has a term of five years that will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon our request and the increase would be subject to lender availability, our financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Agreement), plus an applicable margin, which is between 1.00 and 1.25, based upon our revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. The Credit Facility also requires that we meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. We paid $86.4 million for capital expenditures in fiscal 2013. We had availability under the Credit Facility of $49.4 million and outstanding letters of credit of $0.6 million as of February 1, 2014.

DSW $50 Million Letter of Credit Agreement. Also on August 2, 2013, we entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million, with a term of five years that will expire on August 2, 2018. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and is used for general corporate purposes. The Letter of Credit Agreement requires compliance with conditions precedent that must be satisfied prior to issuing any letter of credit or extension. In addition, the Letter of Credit Agreement contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2.0% per annum. As of February 1, 2014, we had $5.6 million in outstanding letters of credit and $6.1 million in restricted cash on deposit as collateral under the Letter of Credit Agreement.

Discontinued Operations

For fiscal 2013, cash flows from discontinued operations related to our payment of the Bergen, New Jersey lease guarantee settlement. For fiscal 2011, cash flows from discontinued operations related to a distribution received from the debtors' estates in connection with the Filene's Basement bankruptcy.

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

To satisfy the liability under the pension plan, we issued lump-sum payments at participant election and purchased a nonparticipating annuity contract to cover any participants that did not elect a lump-sum distribution. The purchase price of the contracts was funded from the assets of the plan in July 2013, and the shortfall was covered by a payment from DSW to the plan of $5.0 million. The transaction resulted in the transfer and settlement of the pension plan benefit obligation, thus relieving us of any responsibility for the pension plan. Upon the transfer of the pension plan obligations and assets described above, we recognized a settlement loss of $8.9 million, which is net of an income tax benefit of $5.3 million, in the second quarter of fiscal 2013.

Value City Disposition. In fiscal 2007, RVI completed the disposition of an 81% ownership interest in its Value City business. RVI, now Merger Sub, guaranteed or may, in certain circumstances, be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date; amounts owed for guaranteed severance for certain Value City employees; amounts owed under lease obligations for certain equipment leases; amounts owed under certain employee benefit plans if the plans are not fully funded on a termination basis; amounts owed for certain workers compensation claims for events prior to the disposition date; amounts owed under certain income tax liabilities and the guarantee of other amounts. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid. As of both February 1, 2014 and February 2, 2013, the amount of guarantees of Value City commitments was $0.1 million. The reduction in the liability through February 1, 2014 is due to payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the guaranteed liability would be incurred.

Filene’s Basement Disposition. Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in fiscal 2009. In fiscal 2011, Syms and Filene’s Basement filed for bankruptcy protection ("2011 Syms and Filene's Basement bankruptcy") and liquidated all of their stores in December 2011. DSW recorded a liability of $9.0 million related to lease guarantees for two locations in fiscal 2011 and in the first quarter of fiscal 2012, adjusted the liability to $7.0 million based on current information available to DSW, which resulted in an update of DSW's most likely estimated liability. DSW assumed the lease for the third location in fiscal 2011 and is operating a store at this location. In the third quarter of fiscal 2013, DSW settled the dispute over the guarantee for the Bergen, New Jersey location, and the case has been dismissed. As of February 1, 2014 the estimated liability was $3.4 million for the remaining guarantee, which is described in more detail below:

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York seeking payment under the guarantee. DSW believes that the liability under the guarantee may be limited based on the ultimate disposition of the lease and/or the guarantee may not be enforceable. In April 2012, the landlord advised DSW that it had signed a lease with a tenant and asserted that DSW is responsible for shortfalls and rent while the space is unoccupied. In April 2013, the Court denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal were held in February 2014. The expected range of loss is from no loss to $7.0 million.

Contractual Obligations

We have the following minimum commitments under contractual obligations. A “purchase obligation”, as defined by the SEC, is an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet in accordance with generally accepted accounting principles, or GAAP. Based on this definition, the table below includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

The following table provides aggregated information about contractual obligations and other non-current liabilities as of February 1, 2014:

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	More Than 5 Years
Contractual obligations:	(in thousands)
Operating lease obligations (1)	$1,075,664	$170,434	$313,965	$228,991	$362,274
Construction commitments (2)	6,682	6,682	—	—	—
Purchase obligations (3)	4,719	3,495	1,224	—	—
Total	$1,087,065	$180,611	$315,189	$228,991	$362,274

(1)
Many of our operating leases require us to pay contingent rent based on sales, common area maintenance costs and real estate taxes. Contingent rent, costs and taxes vary year by year and are based almost entirely on actual amounts incurred. As such, they are not included in the lease obligations presented above. Other non-current liabilities of $138.3 million are primarily comprised of deferred rent liabilities, construction and tenant allowances and uncertain tax positions. Deferred rent, which is included in non-current liabilities, is excluded from this table as our payment obligations are included in the operating lease obligations. Construction and tenant allowances, which are included in non-current liabilities, are not contractual obligations as the balance represents cash allowances from landlords, which are deferred and amortized on a straight-line basis over the noncancelable terms of the lease.

The amount related to uncertain tax positions as of February 1, 2014 was $2.0 million, including approximately $0.2 million of accrued interest and penalties. Uncertain tax positions are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We may not be required to settle these obligations and have excluded these obligations from the table as we are not able to reasonably estimate the timing of the potential future payments, if any.

(2)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of February 1, 2014.

(3)
We are able to cancel many of our purchase obligations without payment or penalty, and we have excluded such obligations. One purchase obligation of approximately $0.1 million is a service contract with a related party that expires in July 2014.

We had outstanding letters of credit that totaled approximately $0.6 million as of February 1, 2014. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of terms set forth in these arrangements.

As of February 1, 2014, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $6.7 million as of February 1, 2014. In addition, as of February 1, 2014, we have signed 30 lease agreements for new store locations opening in fiscal 2014 and 2015 with total annual rent of approximately $10.3 million. In connection with the new lease agreements, we expect to receive a total of approximately $15.7 million of construction and tenant allowance reimbursements for expenditures at these locations.

Recent Accounting Pronouncements

Recent Accounting Pronouncements and their impact on DSW are disclosed in Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

As discussed in Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, the preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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
	For online and charge-send sales, we estimate a time lag for shipments to record revenue when the customer receives the goods.	We believe a one day change in our estimate would not materially impact our revenue.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
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

Physical store inventory counts are taken on an annual basis and have supported our shrinkage estimates. If our estimate of shrinkage, on a cost basis, were to increase or decrease 0.5% as a percentage of DSW Inc. net sales, it would result in a decrease or increase of approximately $4.8 million to operating profit.

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

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Customer Loyalty Program. We maintain a customer loyalty program for the DSW stores and dsw.com sales channels in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire three months after being issued (in the fourth quarter of fiscal 2013, the rewards certificate expiration period was reduced from six months to three months). We accrue the anticipated redemptions of the discount earned at the time of the initial purchase.
	To estimate these costs, we make assumptions related to customer purchase levels and redemption rates based on historical experience.	If our redemption rate were to increase or decrease by 5%, it would result in an increase or a decrease of approximately $2.5 million to the reserve at year end.
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

If our expected term estimate were to decrease by one year, it would result in an increase of $0.3 million to operating profit. If our expected term estimate were to increase by one year, it would result in a decrease of $0.1 million to operating profit.

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
A 2% change to our expected sublease rentals would result in a $1.2 million change to our estimate.

Off-Balance Sheet Arrangements

As of February 1, 2014, we have not entered into any “off-balance sheet” arrangements, as that term is described by the SEC.

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

$50 Million Credit Facility and $50 Million Letter of Credit Agreement- As of February 1, 2014, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

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

Management assessed the effectiveness of our internal control system as of February 1, 2014. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that it maintained effective internal control over financial reporting, as of February 1, 2014.

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

In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2014, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN TABLE

The following table sets forth additional information as of February 1, 2014, about our Class A Common Shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (2)	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,122,591	$17.62	(2)	6,713,220
Equity compensation plans not approved by security holders	N/A	N /A		N/A
Total	4,122,591	$17.62		6,713,220

(1)	DSW Inc. 2005 Equity Incentive Plan

(2)
Includes 3,347,063 shares issuable pursuant to the exercise of outstanding stock options, 376,651 shares issuable pursuant to restricted stock units, 68,540 shares issuable pursuant to performance-based restricted stock units and 330,337 shares issuable pursuant to director stock units. Since the restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in the Proxy Statement is incorporated herein by reference.

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

DSW INC.

March 27, 2014	By:	/s/ Betsy E. Wallace
Betsy E. Wallace, Senior Vice President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. MacDonald	President and Chief Executive Officer and Director	March 27, 2014
Michael R. MacDonald	(Principal Executive Officer)

/s/ Douglas J. Probst	Executive Vice President and Chief Financial Officer	March 27, 2014
Douglas J. Probst	(Principal Financial Officer)

/s/ Betsy E. Wallace	Senior Vice President and Principal Accounting Officer	March 27, 2014
Betsy E. Wallace	(Principal Accounting Officer)

*	Executive Chairman of the Board and Director	March 27, 2014
Jay L. Schottenstein

*	Director	March 27, 2014
Henry Aaron

*	Director	March 27, 2014
Elaine J. Eisenman

*	Director	March 27, 2014
Carolee Friedlander

*	Director	March 27, 2014
Joanna T. Lau

*	Director	March 27, 2014
Philip B. Miller

*	Director	March 27, 2014
James O'Donnell

*	Director	March 27, 2014
Joseph A. Schottenstein

*	Director	March 27, 2014
Harvey L. Sonnenberg

*	Director	March 27, 2014
Allan J. Tanenbaum

*By:	/s/ Douglas J. Probst
Douglas J. Probst (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of DSW Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of DSW Inc. and subsidiaries (the "Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years ended February 1, 2014, February 2, 2013, and January 28, 2012. We also have audited the Company's internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSW Inc. and its subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for the years ended February 1, 2014, February 2, 2013, and January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 4 to the consolidated financial statements, on May 26, 2011, Retail Ventures, Inc. (RVI) merged with and into DSW MS LLC (Merger Sub) with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of the Company. The merger was accounted for as a reverse merger with RVI as the accounting acquirer and the Company (the surviving legal entity) as the accounting acquiree.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
March 27, 2014

DSW INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 1, 2014, FEBRUARY 2, 2013 AND JANUARY 28, 2012
(in thousands, except per share amounts)

	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$2,368,668	$2,257,778	$2,024,329
Cost of sales	(1,629,381)	(1,533,058)	(1,370,382)
Operating expenses	(497,899)	(481,797)	(448,583)
Change in fair value of derivative instruments	—	(6,121)	(53,914)
Operating profit	241,388	236,802	151,450
Interest expense	(598)	(894)	(11,804)
Interest income	3,217	4,705	2,623
Interest income (expense), net	2,619	3,811	(9,181)
Income from continuing operations before income taxes	244,007	240,613	142,269
Income tax (provision) benefit	(92,705)	(95,427)	58,069
Income from continuing operations	151,302	145,186	200,338
Income from discontinued operations, net of tax - Value City Department Stores	—	—	183
Income (loss) from discontinued operations, net of tax - Filene's Basement	—	1,253	(5,038)
Total income (loss) from discontinued operations, net of tax	—	1,253	(4,855)
Net income	151,302	146,439	195,483
Less: net income attributable to noncontrolling interests	—	—	(20,695)
Net income, net of noncontrolling interests	$151,302	$146,439	$174,788

Basic and diluted earnings (loss) per share:
Basic earnings per share from continuing operations, net of noncontrolling interests	$1.67	$1.63	$2.55
Diluted earnings per share from continuing operations, net of noncontrolling interests	$1.65	$1.60	$2.34
Basic earnings (loss) per share from discontinued operations	—	$0.01	$(0.07)
Diluted earnings (loss) per share from discontinued operations	—	$0.01	$(0.07)
Basic earnings per share, net of noncontrolling interests	$1.67	$1.65	$2.48
Diluted earnings per share, net of noncontrolling interests	$1.65	$1.62	$2.27

Shares used in per share calculations:
Basic shares	90,472	88,846	70,440
Diluted shares	91,901	90,606	74,276

Income from continuing operations, net of tax and noncontrolling interests:
Income from continuing operations, net of tax and noncontrolling interests	$151,302	$145,186	$179,643
Income (loss) from discontinued operations, net of tax	—	1,253	(4,855)
Net income, net of noncontrolling interests	$151,302	$146,439	$174,788

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED FEBRUARY 1, 2014, FEBRUARY 2, 2013 AND JANUARY 28, 2012
(in thousands)

	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$151,302	$146,439	$195,483
Less: net income attributable to noncontrolling interests	—	—	(20,695)
Net income, net of noncontrolling interests	151,302	146,439	174,788

Other comprehensive income (loss), net of tax:
Change in minimum pension liability, net of income tax expense of $5,289, $839 and $645, respectively	8,758	(413)	(2,503)
Unrealized gains (losses) on securities	—	141	(141)
Total other comprehensive income (loss), net of tax	8,758	(272)	(2,644)
Total comprehensive income, net of noncontrolling interests	$160,060	$146,167	$172,144

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 1, 2014 and FEBRUARY 2, 2013
(in thousands)

	February 1, 2014	February 2, 2013
ASSETS
Cash and equivalents	$112,021	$81,097
Short-term investments	224,098	232,081
Accounts receivable, net	26,593	26,756
Accounts receivable from related parties	53	28
Inventories	397,768	393,794
Prepaid expenses and other current assets	34,072	20,637
Prepaid expenses to related parties	29	—
Deferred income taxes	18,130	67,397
Total current assets	812,764	821,790

Property and equipment, net	318,620	300,313
Long-term investments	243,188	96,712
Goodwill	25,899	25,899
Deferred income taxes	11,587	9,443
Prepaid expenses to related parties	514	—
Other assets	8,672	7,946
Total assets	$1,421,244	$1,262,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$167,949	$150,461
Accounts payable to related parties	756	1,651
Accrued expenses	115,697	123,199
Total current liabilities	284,402	275,311

Non-current liabilities	138,298	128,213

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000 and 170,000 Class A Common Shares authorized, respectively, 83,033 and 72,564 issued and outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733 and 17,460 issued and outstanding, respectively	890,698	872,026
Preferred shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—
Treasury shares, at cost, 38 and 0 outstanding, respectively	(1,600)	—
Retained earnings	134,439	16,991
Basis difference related to acquisition of commonly controlled entity	(24,993)	(21,680)
Accumulated other comprehensive loss	—	(8,758)
Total shareholders’ equity	998,544	858,579
Total liabilities and shareholders’ equity	$1,421,244	$1,262,103

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 1, 2014, FEBRUARY 2, 2013 AND JANUARY 28, 2012
(in thousands)

	Number of Shares				Treasury shares	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive loss	Non-controlling interests	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital
Balance, January 29, 2011	43,746	—	6	$330,022	$(59)	$(78,940)	$(5,842)	$243,688	$488,869

Income from continuing operations, net of tax	—	—	—	—	—	179,643	—	20,695	200,338
Loss from discontinued operations, net of tax	—	—	—	—	—	(4,855)	—	—	(4,855)
Change in minimum pension liability, net of income taxes of $645	—	—	—	—	—	—	(2,503)	—	(2,503)
Unrealized losses on securities	—	—	—	—	—	—	(141)	—	(141)
Pre-merger share and shareholders’ equity activity:
Capital transactions of subsidiary	—	—	—	—	—	2,778	—	6,467	9,245
Net settlement of restricted shares	(20)	—	—	(345)	—	—	—	—	(345)
RVI stock-based compensation expense, before related tax effects	—	—	—	157	—	—	—	—	157
Exercise of RVI stock options, net of settlement of taxes	216	—	—	1,051	—	—	—	—	1,051
Exercise of warrant	192	—	—	4,579	—	—	—	—	4,579
Merger-related share and shareholders’ equity activity:
Purchase of noncontrolling interest	34,242	—	—	270,850	—	—	—	(270,850)	—
Exchange of Class A Common Shares for Class B Common Shares	(23,014)	23,014	—	—	—	—	—	—	—
Retirement of treasury shares	—	—	(6)	(59)	59	—	—	—	—
Fractional shares settled in cash	(2)	—	—	(28)	—	—	—	—	(28)
Cash settlement of RVI options and SARs	—	—	—	(7,000)	—	—	—	—	(7,000)
Stock-based compensation expense related to cash settled RVI options and SARs	—	—	—	255	—	—	—	—	255
RVI stock based compensation expense, before related tax effects	—	—	—	339	—	—	—	—	339
Post-merger share and shareholders’ equity activity:
DSW stock-based compensation expense, before related tax effects	—	—	—	4,099	—	—	—	—	4,099
Exercise of DSW stock options, net of settlement of taxes	496	—	—	4,301	—	—	—	—	4,301
Stock units granted	20	—	—	64	—	—	—	—	64
Vesting of restricted stock units, net of settlement of taxes	40	—	—	(121)	—	—	—	—	(121)
Excess tax benefits related to stock-based compensation	—	—	—	6,872	—	—	—	—	6,872
Exchange of Class B Common Shares for Class A Common Shares	674	(674)	—	—	—	—	—	—	—
Settlement of PIES with Class A Common Shares	7,654	—	—	181,776	—	—	—	—	181,776
Dividends paid and accrued ($1.15 per share)	—	—	—	—	—	(100,365)	—	—	(100,365)

Balance, January 28, 2012	64,244	22,340	—	$796,812	—	$(1,739)	$(8,486)	—	$786,587
The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 1, 2014, FEBRUARY 2, 2013 AND JANUARY 28, 2012 (continued)
(in thousands)

	Number of Shares					Retained earnings/ (accumulated deficit)	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital	Treasury shares
Balance, January 28, 2012	64,244	22,340	—	$796,812	$—	$(1,739)	$—	$(8,486)	$786,587

Income from continuing operations, net of tax	—	—	—	—	—	145,186	—	—	145,186
Income from discontinued operations, net of tax	—	—	—	—	—	1,253	—	—	1,253
Change in minimum pension liability, net of income taxes of $839	—	—	—	—	—	—	—	(413)	(413)
Unrealized gains on securities	—	—	—	—	—	—	—	141	141
Exercise of warrants	—	1,506	—	43,216	—	—	—	—	43,216
Stock-based compensation expense, before related tax effects	—	—	—	6,970	—	—	—	—	6,970
Exercise of stock options, net of settlement of taxes	1,738	—	—	11,202	—	—	—	—	11,202
Stock units granted	54	—	—	1,110	—	—	—	—	1,110
Vesting of restricted stock units, net of settlement of taxes	142	—	—	(2,057)	—	—	—	—	(2,057)
Excess tax benefits related to stock-based compensation	—	—	—	14,773	—	—	—	—	14,773
Equity impact of Corporate Headquarters and Distribution Center Acquisition, net of income taxes of $17,877	—	—	—	—	—	—	(21,680)	—	(21,680)
Exchange of Class B Common Shares for Class A Common Shares	6,386	(6,386)	—	—	—	—	—	—	—
Payment of dividends ($1.435 per share)	—	—	—	—	—	(127,709)	—	—	(127,709)

Balance, February 2, 2013	72,564	17,460	—	$872,026	$—	$16,991	$(21,680)	$(8,758)	$858,579

Income from continuing operations, net of tax	—	—	—	—	—	151,302	—	—	151,302
Stock-based compensation expense, before related tax effects	—	—	—	8,191	—	—	—	—	8,191
Stock units granted	34	—	—	1,151	—	—	—	—	1,151
Exercise of stock options, net of settlement taxes	665	—	—	4,776	—	—	—	—	4,776
Vesting of restricted stock units, net of settlement of taxes	81	—	—	(1,682)	—	—	—	—	(1,682)
Repurchase of Class A Common Shares	(38)	—	38	—	(1,600)	—	—	—	(1,600)
Excess tax benefits related to stock-based compensation	—	—	—	6,236	—	—	—	—	6,236
Tax effect of basis difference related to acquisition of commonly controlled entity	—	—	—	—	—	—	(3,313)	—	(3,313)
Exchange of Class B Common Shares for Class A Common Shares	2,600	(2,600)	—	—	—	—	—	—	—
Exchange of Class A Common Shares for Class B Common Shares	(606)	606	—	—	—	—	—	—	—
Common share adjustment to reflect stock split impact on voting power	7,733	(7,733)	—	—	—	—	—	—	—
Payment of dividends ($0.375 per share)	—	—	—	—	—	(33,854)	—	—	(33,854)
Change in minimum pension liability	—	—	—	—	—	—	—	(177)	(177)
Settlement of pension plan, net of income taxes of $5,289	—	—	—	—	—	—	—	8,935	8,935

Balance, February 1, 2014	83,033	7,733	38	$890,698	$(1,600)	$134,439	$(24,993)	$—	$998,544
The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 1, 2014, FEBRUARY 2, 2013 AND JANUARY 28, 2012
(in thousands)

	Fiscal years ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cash flows from operating activities:
Net income	$151,302	$146,439	$195,483
Less: total (income) loss from discontinued operations, net of tax	—	(1,253)	4,855
Income from continuing operations	$151,302	$145,186	$200,338

Adjustments to reconcile net income to net cash and equivalents provided by operating activities from continuing operations:
Amortization of debt issuance costs and discount on debt	137	201	5,086
Depreciation and amortization	64,100	57,801	51,237
Capital transactions of subsidiary	—	—	2,778
DSW and RVI stock-based compensation expense	9,342	8,080	4,914
Deferred income taxes	41,834	85,168	(104,818)
Change in fair value of derivative instruments	—	6,121	53,914
Loss on disposal of long-lived assets	1,902	1,943	1,512
Impairment of long-lived assets	809	—	1,626
Impairment of lease	—	5,984	3,394
Excess tax benefits related to stock-based compensation	(6,236)	(14,773)	(6,872)
Amortization of investment discounts and premiums	10,357	6,834	5,760
Settlement of pension plan	14,224	—	—

Change in working capital, other assets and liabilities:
Accounts receivable, net	138	(9,382)	(3,810)
Inventories	(3,974)	(59,404)	(25,377)
Prepaid expenses and other current assets	(7,831)	3,811	6,452
Accounts payable	15,957	2,793	(1,909)
Accrued expenses	3,766	(3,157)	11,260
Other	5,548	21,358	8,698
Net cash and equivalents provided by operating activities from continuing operations	$301,375	$258,564	$214,183

Cash flows (used in) investing activities:
Cash paid for property and equipment	(86,412)	(102,034)	(74,707)
Cash paid for property and equipment related to acquisition of commonly controlled entity	—	(32,443)	—
Purchases of available-for-sale investments	(34,720)	(44,790)	(186,570)
Purchases of held-to-maturity investments	(379,438)	(309,032)	(207,194)
Maturities and sales of available-for-sale investments	36,950	160,332	150,244
Maturities of held-to-maturity investments	228,358	207,408	178,808
Activity related to equity investment - related party	—	1,151	(199)
Increase in restricted cash	(6,147)	—	—
Net cash and equivalents used in investing activities from continuing operations	$(241,409)	$(119,408)	$(139,618)

	February 1, 2014	February 2, 2013	January 28, 2012
Cash flows (used in) financing activities:
Loan proceeds from related party loan	—	—	11,000
Payment of related party loan	—	—	(11,000)
Proceeds from exercise of RVI and DSW stock options	6,251	15,556	5,352
Cash remitted by DSW to satisfy income tax withholdings for shares withheld related to restricted stock unit vesting and net-settled option exercises	(3,157)	(6,411)	—
Cash settlement of RVI options and SARs	—	—	(7,000)
Debt issuance costs	(268)	—	(2,625)
Cash paid for treasury shares	(1,600)	—	—
Cash paid for fractional shares	—	—	(28)
Proceeds from the exercise of warrants	—	7,792	995
Dividends paid	(33,854)	(129,215)	(98,859)
Basis difference related to acquisition of commonly controlled entity	—	(39,557)	—
Excess tax benefits related to stock-based compensation	6,236	14,773	6,872
Net cash and equivalents used in financing activities from continuing operations	$(26,392)	$(137,062)	$(95,293)

Cash flows from (used in) discontinued operations:
Operating activities	(2,650)	—	605
Net (decrease) increase in cash and equivalents from discontinued operations	$(2,650)	$—	$605

Net increase (decrease) in cash and equivalents from continuing operations	33,574	2,094	(20,728)
Cash and equivalents, beginning of period	81,097	79,003	99,126
Cash and equivalents, end of period	$112,021	$81,097	$79,003

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	—	—	$7,291
Cash paid during the period for income taxes	$55,031	$8,583	$27,304
Proceeds from construction and tenant allowances	$21,138	$16,421	$9,840

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$5,642	$7,388	$9,708
Settlement of PIES with Class A Common Shares	—	—	$181,776
Additional paid in capital transferred from warrant liability due to warrant exercises	—	$35,424	$3,584
Dividends accrued	—	—	$1,506

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OPERATIONS

Business Operations- DSW and its wholly owned subsidiaries are herein referred to collectively as DSW or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. DSW Class B Common Shares are not listed on a stock exchange but are exchangeable for Class A Common Shares at the election of the shareholder.

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women and men. As of February 1, 2014, DSW operated a total of 394 stores located in 42 states, the District of Columbia and Puerto Rico. During fiscal 2013, 2012 and 2011, DSW opened 30, 39 and 17 new DSW stores, respectively, and during fiscal 2012 and 2011, closed 1 and 2 DSW stores, respectively. In fiscal 2013, DSW conducted an unsuccessful test of an expanded luxury assortment online, and DSW's future approach to luxury will depend on DSW's ability to buy products that will allow DSW to at least break even.

DSW separates its merchandise into four primary categories: women's footwear; men's footwear; athletic footwear; and accessories and other. The following table sets forth the approximate percentage of DSW segment sales attributable to each merchandise category for the periods presented:

	Fiscal years ended
Category	February 1, 2014	February 2, 2013	January 28, 2012
Women's	62%	65%	66%
Men's	17%	16%	15%
Athletic	12%	12%	12%
Accessories and Other	9%	7%	7%

DSW also operates shoe departments for three retailers through its Affiliated Business Group segment. As of February 1, 2014, DSW supplied merchandise to 262 Stein Mart stores, 93 Gordmans stores and one Frugal Fannie’s store. During fiscal 2013, 2012 and 2011, DSW added 18, 19 and 20 new shoe departments, respectively, and ceased operations in 6, 11 and 36 shoe departments, respectively. The increase in shoe department closures in fiscal 2011 was due to the bankruptcy and subsequent closure of Filene's Basement and Syms stores in December 2011. In October 2013, DSW began supplying merchandise to Stein Mart's e-commerce website. DSW owns the merchandise and the fixtures, records sales of merchandise, net of returns through period end and excluding sales tax, and provides management oversight. The retailers provide the sales associates and retail space. DSW pays a percentage of net sales as rent, which is included in cost of sales as occupancy expense. Affiliated Business Group segment sales represented 5.8%, 5.9% and 7.5% of total net sales for fiscal 2013, 2012 and 2011, respectively.

In June 2013, DSW announced the completion of a joint agreement with Loehmann's Operating Company ("Loehmann's") to operate as the sole supplier for the Loehmann's shoe departments in its stores located throughout the United States and e-commerce site, loehmanns.com. In December 2013, Loehmann's announced that it had filed for Chapter 11 bankruptcy protection and began liquidating their inventory, including all DSW merchandise on hand, in January 2014. As of February 1, 2014, there were 9 Loehmann's locations selling DSW merchandise.

2.	BASIS OF PRESENTATION

Fiscal Year- DSW’s fiscal year ends on the Saturday nearest to January 31. The periods presented in these financial statements are the fiscal years ended February 1, 2014 ("fiscal 2013"), February 2, 2013 ("fiscal 2012") and January 28, 2012 ("fiscal 2011"). Fiscal 2012 consisted of 53 weeks while fiscal 2013 and 2011 each consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, customer loyalty program reserve, recoverability of long-lived assets and intangible assets, litigation reserves, exit and disposal obligations and establishing reserves for self-insurance. Although these estimates

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Principles of Consolidation- The consolidated financial statements include the accounts of DSW and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Two-for-One Stock Split- On October 14, 2013, the shareholders of DSW approved a two-for-one stock split of DSW's Common Shares. The stock split became effective on November 4, 2013 and provided for the issuance of one Class A Common Share for each Class A and Class B Common Share outstanding. The stock split resulted in an increase in Class A shareholder voting power from 38% to 57% and a decrease in Class B shareholder voting power from 62% to 43%. All share and per share data herein have been adjusted retroactively to reflect the stock split.

Other- In the third quarter of fiscal 2013, DSW condensed Class A Common Shares and Class B Common Shares into one line item, Common shares paid in capital, within the consolidated balance sheets and consolidated statements of shareholders' equity.

3.	SIGNIFICANT ACCOUNTING POLICIES

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

As of February 1, 2014, DSW supplies footwear, under supply arrangements, to three other retailers through its Affiliated Business Group. Sales for these affiliated businesses are net of returns through period end and exclude sales tax, and are included in net sales.

Cost of Sales- In addition to the cost of merchandise, which includes markdowns and shrinkage, DSW includes in cost of sales expenses associated with distribution and fulfillment (including depreciation) and store occupancy (excluding depreciation and including store impairments). Distribution and fulfillment expenses are comprised of labor, benefits and other labor-related costs associated with the operations of the distribution and fulfillment centers. The non-labor costs include rent, depreciation, insurance, utilities, maintenance and other operating costs. Distribution and fulfillment expenses also include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to stores and from the fulfillment center and from stores to the customer. Store occupancy expenses include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to DSW by its landlords.

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

Stock-Based Compensation- DSW recognizes compensation expense for stock option awards, time-based restricted stock awards and performance-based restricted stock awards on a straight-line basis over the requisite service period of the award for the awards that actually vest in accordance with Accounting Standard Codification ("ASC") 718, Compensation – Stock Compensation. For stock options, the fair value of options granted is estimated on the date of grant using the Black-Scholes pricing model. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods. The compensation costs, net of estimated forfeitures, are included in operating expenses in the consolidated statements of operations.

Beginning in fiscal 2013, DSW granted performance-based restricted stock units. These awards cliff vest at the end of a three year period based upon DSW’s achievement of pre-established goals as of the end of the first year of the term. Also beginning in fiscal 2013, restricted stock units granted will generally cliff vest at the end of three years from the date of grant. Restricted stock units granted prior to fiscal 2013 generally cliff vest at the end of four years. Both restricted stock units and performance-based restricted stock units are settled immediately upon vesting. Compensation cost is measured at fair value on the grant date

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and recorded over the vesting period, net of estimated forfeitures. Fair value is determined by multiplying the number of units granted by the grant date closing market price.

New Store Costs- Costs associated with the opening of stores are expensed as incurred. New store costs, primarily pre-opening rent and marketing expenses, were $7.9 million, $16.0 million and $6.7 million for fiscal 2013, 2012 and 2011, respectively. New store costs primarily fluctuate with changes in the number of store openings.

Marketing Expense- The production cost of advertising is expensed when the advertising first takes place. All other marketing costs are expensed as incurred. Marketing costs were $56.2 million, $55.9 million and $50.9 million in fiscal 2013, 2012 and 2011, respectively.

Other Operating Income- Other operating income consists primarily of income from consignment sales, rental income, income from gift card breakage and insurance proceeds and is included in operating expenses in the statement of operations. The amount recorded in fiscal 2013, 2012 and 2011 was $14.1 million, $14.5 million and $7.8 million, respectively. Fiscal 2013 included a full year of rental income of $5.1 million. An award of damages of $5.3 million is included in other operating income in fiscal 2012. See Note 16 for a discussion of the award of damages.

Income Taxes- Income taxes are accounted for using the asset and liability method. DSW is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which DSW does business. In making these estimates, income is adjusted based on a determination of GAAP for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on DSW’s balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. DSW succeeded to Retail Ventures, Inc.'s ("RVI") tax attributes as a result of the merger with RVI ("the Merger").

Consistent with its historical financial reporting, DSW has elected to classify interest expense related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than as part of income tax expense. DSW will continue to classify income tax penalties as part of operating expenses in its consolidated statements of operations.

Discontinued Operations- As a result of RVI’s disposition of Filene’s Basement during fiscal 2009, any changes to the gain on disposal of Filene’s Basement operations are included in discontinued operations. As a result of RVI’s disposition of an 81% ownership interest in its Value City business during fiscal 2007, changes to the loss on disposal of Value City are also included in discontinued operations. Any changes in the carrying value of assets with residual interest in the discontinued business are classified within continuing operations. See Note 4 for a discussion of discontinued operations.

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

Earnings Per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options, restricted stock units and performance-based restricted stock units. In previous periods, there was also potential dilution of common shares from stock appreciation rights, warrants and PIES. See Note 6 for a detailed discussion of earnings per share.

Financial Instruments- The following assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Equivalents- Cash and equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Amounts due from banks for credit card transactions totaled $13.2 million and $13.0 million as of February 1, 2014 and February 2, 2013, respectively. The carrying amounts of cash and equivalents approximate fair value. DSW also reviews cash balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a bank. DSW reclassifies book overdrafts, if any, to accounts payable.

Restricted Cash- Restricted cash represents cash that is restricted as to withdrawal or usage. The carrying amounts of restricted cash approximate fair value. The restricted cash balance is recorded in prepaid expenses and other current

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets on the consolidated balance sheets and primarily consists of a mandatory cash deposit with the lender for outstanding letters of credit, as detailed in Note 10.

Investments- DSW determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If DSW has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. All income generated from these investments is recorded as interest income. DSW evaluates its investments for impairment and whether impairment is other-than-temporary at each balance sheet date. Please see Note 8 for additional discussion of DSW’s investments.

Accounts Receivable- Accounts receivable are classified as current assets because the average collection period is generally shorter than one year. Accounts receivable are primarily construction and tenant allowance receivables from landlords and receivables from DSW's affiliated business partners. The carrying amount approximates fair value because of the relatively short average collection period.

Derivative Financial Instruments- In accordance with ASC 815, Derivatives and Hedging, DSW, and prior to the Merger, RVI, recognized all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values were recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of February 1, 2014 or February 2, 2013. DSW does not hold or issue derivative financial instruments for trading purposes. DSW, and prior to the Merger, RVI, estimated the fair values of derivatives based on the Black-Scholes pricing model using current market information.

The embedded exchange feature of the Premium Income Exchangeable Securities ("PIES") was accounted for as a derivative, which was recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addressed the variations in the fair value of the obligation to settle the PIES when the market value exceeded or was less than the threshold appreciation price. See Note 10 for a detailed discussion of DSW’s derivative financial instruments.

Concentration of Credit Risk- Financial instruments, which principally subject DSW to concentration of credit risk, consist of cash and equivalents and investments. DSW invests excess cash when available through financial institutions in money market accounts and short-term and long-term investments. At times, such amounts invested through banks may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits, and DSW mitigates the risk by utilizing multiple banks.

Concentration of Vendor Risk- During fiscal 2013, 2012 and 2011, merchandise supplied to DSW by three key vendors accounted for approximately 19%, 18% and 19% of net sales, respectively.

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts- DSW monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. The following table summarizes the activity related to DSW’s allowance for doubtful accounts:

Fiscal years ended	Balance at Beginning of the Period	Charged to Expense	Deductions	Balance at End of the Period
	(in thousands)
February 1, 2014	$299	4	—	$303
February 2, 2013	$555	—	(256)	$299
January 28, 2012	$714	532	(691)	$555

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

Asset Impairment and Long-Lived Assets- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The reviews are conducted at the lowest identifiable level, which has been identified as a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. DSW expensed $0.8 million and $1.6 million in fiscal 2013 and 2011, respectively, for identified assets where the recorded value could not be supported by projected future cash flows. The impairment charges in fiscal 2011 were recorded in other, and the impairment charges in fiscal 2013 were recorded in the DSW segment. There were no impairment charges in fiscal 2012.

Goodwill- Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. Goodwill is tested for impairment at least annually. Management evaluates the fair value of the reporting unit using market-based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. Several factors could result in an impairment charge such as failure to achieve sufficient levels of cash flow at the reporting unit level or a significant and sustained decline in DSW’s stock price. Significant judgment is necessary to determine the underlying cause of the decline and whether stock price declines are related to the market or specifically to DSW. DSW has never recorded a goodwill impairment. As of both February 1, 2014 and February 2, 2013, the balance of goodwill related to the DSW stores was $25.9 million.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tradenames and Other Intangible Assets, Net- Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames at the time of RVI’s acquisition of DSW. As of both February 1, 2014 and February 2, 2013, the gross balance of tradenames was $13.0 million. As of February 1, 2014 and February 2, 2013, the average useful lives of tradenames were 5 years and 12 years, respectively. Accumulated amortization for tradenames was $12.9 million and $12.6 million as of February 1, 2014 and February 2, 2013, respectively. Amortization expense for fiscal 2013 was $0.3 million. Future amortization expense associated with the net carrying amount of intangible assets as of February 1, 2014 will be less than $0.1 million in each of fiscal 2014 and fiscal 2015.

Self-insurance Reserves- DSW records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Estimates for health and welfare, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. DSW has purchased stop loss insurance to limit its exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability, as well as on an aggregate annual basis. The self-insurance reserves were $3.0 million and $3.5 million as of February 1, 2014 and February 2, 2013, respectively.

Customer Loyalty Program- DSW maintains a customer loyalty program for the DSW stores and dsw.com sales channels in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire three months after being issued (in the fourth quarter of fiscal 2013, the rewards certificate expiration period was reduced from six months to three months). DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW makes assumptions related to customer purchase levels and redemption rates based on historical experience.

Legal Proceedings and Claims- DSW is involved in various legal proceedings that are incidental to the conduct of its business. DSW estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. DSW records its best estimate of a loss when the loss is considered probable, including an estimate of legal fees to be incurred. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the claim. See Note 16 for a discussion of legal proceedings.

Deferred Rent- Many of DSW’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, DSW recognizes the related rental expense on a straight-line basis over the noncancelable terms of the lease. DSW records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. Deferred rent is included in non-current liabilities.

Construction and Tenant Allowances- DSW receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the noncancelable terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in non-current liabilities.

Exit and Disposal Obligations- DSW records a reserve when a store or office facility is abandoned due to closure or relocation. Using its credit-adjusted risk-free rate to present value the liability, DSW estimates future lease obligations based on remaining lease payments, estimated or actual sublease payments and any other relevant factors. On a quarterly basis, DSW reassesses the reserve based on current market conditions. See Note 16 for a discussion of exit and disposal obligations.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an update to existing guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income or loss and into the statement of operations. The update requires that significant reclassified amounts in its entirety, and in the same reporting period, be presented on the line item

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

affected within the statement of operations or disclosed in the notes to the consolidated financial statements. See Note 15 for disclosures related to this guidance.

4.	MERGER WITH RETAIL VENTURES, INC. AND DISCONTINUED OPERATIONS

Merger with Retail Ventures, Inc. ("the Merger")- On May 26, 2011, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder of each outstanding RVI common share properly and timely elected to receive a like amount of DSW Class B Common Shares. In connection with the Merger, RVI shareholders received 21.2 million DSW Class A Common Shares and 23.0 million DSW Class B Common Shares. Prior to the Merger, RVI held 54.8 million DSW Class B Common Shares, which were retired in the third quarter of fiscal 2011. RVI common shares, without par value, which traded under the symbol “RVI,” ceased trading on, and were delisted from, the New York Stock Exchange on May 26, 2011.

The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW (the surviving legal entity) as the accounting acquiree. As this was a transaction between entities under common control under ASC 805, Business Combinations, the Merger was accounted for as an equity transaction in accordance with ASC 810, Consolidation as the acquisition of a noncontrolling interest, and purchase accounting was not applied. As a result, there was no adjustment to RVI's historical cost carrying amounts of assets and liabilities reflected in the accompanying balance sheet. For financial reporting purposes, the Merger was accounted for as if the following transactions took place:

•
RVI acquired all of the outstanding noncontrolling interests in DSW in exchange for 34.2 million newly issued Class A Common Shares, thus eliminating the noncontrolling interests. Legally, these DSW Class A Common Shares are the shares that were publicly held prior to the Merger;

•	RVI declared and implemented a reverse stock split at an exchange ratio of 0.435 applicable to all outstanding Common Shares;

•
RVI established a new class of unregistered common shares, Class B Common Shares, with special voting rights. DSW Class A Common Shares are entitled to one vote for each share. DSW Class B Common Shares are entitled to eight votes for each share; and

•
RVI offered to all common shareholders as of the date immediately prior to the closing of the Merger, the opportunity to tender Class A Common Shares in exchange for newly issued Class B Common Shares, resulting in the issuance of 23.0 million Class B Common Shares and the retirement of the same number of Class A Common Shares.

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Value City- On January 23, 2008, RVI disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC.

The fiscal 2011 reduction of the loss of $0.2 million was due to revaluations of guarantees due to the passage of time, payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the liability would be incurred.

Filene’s Basement- On April 21, 2009, RVI disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc., and that entity subsequently filed for bankruptcy ("2009 Filene's Basement bankruptcy"). On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. In this note, references to “Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. DSW and RVI received distributions from the debtors’ estates of $1.2 million in fiscal 2011. As of both February 1, 2014 and February 2, 2013, DSW had a guaranteed lease liability of less than $0.1 million related to leases not assumed by Syms.

The fiscal 2012 gain of $1.3 million and fiscal 2011 loss of $5.0 million were related to guaranteed lease obligations, and fiscal 2011 also included a distribution from the 2009 Filene's Basement bankruptcy debtors' estates. See Note 16 for additional disclosure regarding the guaranteed lease obligations related to the 2011 bankruptcy filing of Syms and Filene's Basement.

5.	RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of February 1, 2014, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW board of directors, and members of his family, beneficially owned approximately 17% of DSW’s outstanding Common Shares representing approximately 48% of the combined voting power of DSW’s outstanding Common Shares. As of February 1, 2014, the Schottenstein Affiliates beneficially owned 8.1 million Class A Common Shares and 7.7 million Class B Common Shares.

DSW leases certain store locations owned by Schottenstein Affiliates and purchases services and products from Schottenstein Affiliates. Accounts receivable from and payables to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. As of both February 1, 2014 and February 2, 2013, the balance of related party receivables was less than $0.1 million. As of February 1, 2014 and February 2, 2013, the balance of related party payables was $0.8 million and $1.7 million, respectively. As of February 1, 2014, the balance of prepaid expenses to related parties was less than $0.1 million, and there were no prepaid expenses to related parties as of February 2, 2013.

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

On November 1, 2012, in connection with the completion of the Acquisition, 4300 East Fifth Avenue LLC and DSW's wholly owned subsidiary, 810 AC LLC, entered into a cost sharing agreement (the “Cost Sharing Agreement”) pursuant to which, in fiscal 2013, DSW contributed $3 million to the cost of replacing the roof of a building on the Properties, with the remainder of the costs being contributed by the Sellers. Also on November 1, 2012, 810 AC LLC and Schottenstein Property Group, LLC, an Ohio limited liability company (“SPG”) which is a Schottenstein Affiliate, entered into a management agreement (the “Management Agreement”) pursuant to which SPG provides management, operation, repair, maintenance, replacement, and supervision services with respect to the properties that are the subject of the Management Agreement, collects rent from other tenants and provides other landlord services with respect to such tenants. SPG had previously managed the Properties. As compensation, DSW pays SPG 4% of rents, or approximately $0.2 million on an annual basis, collected from lessees of certain portions of the Properties, plus reimbursement for certain costs pursuant to the Management Agreement. The term of the

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Agreement is three years, with automatic one year extensions after the initial term. The Management Agreement can be terminated by either party with 60 days notice.

Prior to the Acquisition, certain portions of the purchased property were leased to third-party tenants. One of these tenants is SB Capital, which is a Schottenstein Affiliate. In connection with the Acquisition, DSW assumed the role of landlord to the lease with SB Capital. On December 6, 2013, the lease was amended to provide that the lease shall expire on or before December 6, 2014 for a payment of less than $0.1 million. Under this agreement, DSW received approximately $0.2 million in rent for fiscal 2013.

Since each of the Sellers and SPG are Schottenstein Affiliates, the audit committee of DSW's board of directors reviewed and approved the Purchase Agreement, the Acquisition, the Cost Sharing Agreement, and the Management Agreement, consistent with DSW's related party transaction policy and determined that the transaction was fair and reasonable for the properties. As this was a transaction between entities under common control, as provided by ASC 805, there was no adjustment to the historical cost carrying amounts of assets transferred to DSW. The difference between the historical cost carrying amounts and the consideration of $72 million transferred was an equity transaction. DSW also reduced the cost basis of the assets by the balance of tenant allowances and deferred rent recorded related to the properties. DSW received a step-up of tax basis to $72 million and the resulting tax effect, the difference between the financial reporting basis and tax basis, was recorded to equity. In the first quarter of fiscal 2013, DSW recorded an adjustment to the tax impact of $3.3 million as a prior period adjustment between non-current deferred tax assets and basis difference related to acquisition of commonly controlled entity. There was no impact to the statement of operations. The following table highlights the key financial statement line items impacted by the transaction:

Impact on Consolidated Financial Statements	Amount	Financial Statement Section/Line item
Impact on the Consolidated Statement of Cash Flows:	(in thousands)
Historical cost carrying amount	$(32,443)	Net cash and equivalents used in investing activities from continuing operations
Equity impact of Corporate Headquarters and Distribution Center Acquisition	(39,557)	Net cash and equivalents used in financing activities from continuing operations
Total cash transferred to the Sellers	$(72,000)

Impact on the Consolidated Balance Sheet:
Historical cost carrying amount	$32,443
Less: Tenant allowances and deferred rent	(8,310)
Total net book value of assets recorded	$24,133	Property and equipment, net

Impact on the Consolidated Statement of Shareholders' Equity:
Equity impact of Corporate Headquarters and Distribution Center Acquisition	$(39,557)
Tax impact of Corporate Headquarters and Distribution Center Acquisition	17,877
Adjustment to the tax impact of basis difference of Corporate Headquarters and Distribution Center Acquisition	(3,313)
Basis difference related to acquisition of commonly controlled entity	$(24,993)	Acquisition of commonly controlled entity

Prior to the transfer of the buildings to DSW, lease payments by DSW for the buildings were $2.6 million and $4.3 million for fiscal 2012 and 2011, respectively.

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$11.0 million under the RVI Credit Facility on May 31, 2011. The consolidated statements of operations include interest expense of $0.1 million related to the borrowings under the RVI Credit Facility. In fiscal 2011, DSW fully amortized the up-front commitment fee of $2.625 million.

Equity Investment- In fiscal 2009, DSW made an equity investment of $1.2 million in an entity in which the majority interest was held by a Schottenstein Affiliate. DSW contributed $0.2 million in fiscal 2011 and received a return of capital of $0.2 million in fiscal 2010. In fiscal 2012, DSW received a return of capital of $1.2 million when the investment was sold to a third party. The investment was accounted for under cost method accounting. There was no statement of operations impact in fiscal 2013, 2012 or 2011 related to this investment.

Other- Purchases and services from related parties were $0.9 million, $1.3 million and $1.1 million in fiscal 2013, 2012 and 2011, respectively. In fiscal 2013 and 2012, $1.8 million and $0.2 million, respectively, were reimbursements to a Schottenstein Affiliate in connection with DSW's luxury test, which were then primarily paid to unrelated vendors. Additionally in fiscal 2013, DSW paid a Schottenstein Affiliate approximately $0.4 million to modify the lease related to its existing Sawmill store location in Dublin, Ohio. As a result, the deferred rent balance is in a long-term prepaid balance of $0.5 million.

6.    EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. For periods prior to the Merger, share count was determined by adjusting all historical RVI shares by the exchange ratio of 0.435. Diluted earnings per share reflects the potential dilution of common shares adjusted, related to outstanding RVI stock options and stock appreciation rights ("SARs") (prior to the Merger), outstanding DSW stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs") (after the Merger) and warrants (through exercise date) calculated using the treasury stock method. As PIES were exchangeable for DSW Class A Common Shares, they were included as potentially dilutive instruments based on the DSW common share price, after the Merger and before the settlement. For all periods presented, where there was a loss in fair value of warrants (prior to and after the Merger) and PIES (after the Merger), the loss was included in the calculation of the net income and the corresponding shares were excluded from the diluted share count, if the effect was anti-dilutive.

The following is a reconciliation of the net income used in the calculation of diluted earnings per share computations for the periods presented for net income from continuing operations, net of noncontrolling interests:

	Fiscal years ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Net income from continuing operations, net of noncontrolling interests for basic earnings per share	$151,302	$145,186	$179,643
Less: gain in fair value of PIES, net of tax effected interest expense, amortization of debt discount and amortization of deferred financing fees	—	—	(6,019)
Net income from continuing operations, net of noncontrolling interests for diluted earnings per share	$151,302	$145,186	$173,624

The following is a reconciliation of the net income used in the calculation of diluted earnings per share computations for the periods presented for net income, net of noncontrolling interests:

	Fiscal years ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Net income, net of noncontrolling interests for basic earnings per share	$151,302	$146,439	$174,788
Less: gain in fair value of PIES, net of tax effected interest expense, amortization of debt discount and amortization of deferred financing fees	—	—	(6,019)
Net income, net of noncontrolling interests for diluted earnings per share	$151,302	$146,439	$168,769

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Fiscal years ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Weighted average shares outstanding	90,472	88,846	70,440
Assumed exercise of dilutive DSW stock options	1,202	1,504	1,110
Assumed exercise of dilutive DSW RSUs	227	256	220
Assumed exercise of dilutive RVI stock options & SARs	—	—	130
Assumed exercise of dilutive PIES	—	—	2,376
Number of shares for computation of diluted earnings per share	91,901	90,606	74,276

Options and RSUs- For fiscal 2013, 2012 and 2011, the amount of potential shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.8 million, 0.6 million and 0.5 million, respectively.

PIES- For fiscal 2011, the assumed exercise of 2.4 million common shares that would convert upon redemption of the PIES were included in the calculation of dilutive shares as the effect was dilutive. The total amount of common shares that would convert upon redemption of the PIES based on the average of DSW's share prices was 7.7 million, but the assumed conversion was prorated as the PIES were only included in the calculation of earnings per share after the Merger.

Warrants- For fiscal 2012 and 2011, the assumed exercise of warrants for 0.2 million and 1.2 million common shares, respectively, were not included in the calculation of shares as the effect would have been anti-dilutive. There were no warrants outstanding as of February 1, 2014.

Shareholders' Equity- On May 29, 2013, DSW announced that its Board of Directors had authorized DSW to extend the share repurchase program of up to $100 million of DSW Common Shares. The share repurchase program may be suspended, modified or discontinued at any time, and DSW has no obligation to repurchase any amount of its common shares under the program. In December 2013, DSW repurchased 38,333 Class A Common Shares at a cost of $1.6 million.

7.	STOCK-BASED COMPENSATION

DSW Stock-Based Compensation Plan- The DSW 2005 Equity Incentive Plan (“the DSW Plan”) provides for the issuance of equity awards to purchase up to 11.2 million DSW Common Shares (in connection with the two-for-one stock split, the number of awards authorized to be issued under the DSW Plan increased from 7.6 million to 11.2 million). The DSW Plan covers stock options, RSUs, PSUs and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the DSW Plan generally remain exercisable for a period of ten years from the date of grant.

Stock Options- The majority of the DSW’s stock-based compensation awards are granted on an annual basis in the first quarter of each year. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares. The expected term of options granted is derived from historical data on DSW stock option exercises. The dividend yield assumption is based on DSW's expectation of future dividend payouts. DSW granted its first dividends in the third quarter of fiscal 2011. Forfeitures of options are estimated at the grant date based on historical rates of DSW’s stock option activity and reduce the compensation expense recognized.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for DSW options granted in each of the periods presented:

	Fiscal years ended
Assumptions:	February 1, 2014	February 2, 2013	January 28, 2012
Risk-free interest rate	0.7%	1.2%	2.4%
Annual volatility of DSW common stock	53.4%	56.2%	55.1%
Expected option term	4.7 years	5.5 years	5.9 years
Dividend yield	1.3%	1.2%	0.0%

DSW expensed $5.9 million, $5.5 million and $5.1 million, respectively, in fiscal 2013, 2012 and 2011 related to stock options. The weighted average grant date fair value of each stock option granted in fiscal 2013, 2012 and 2011 was $12.85, $12.59 and $10.28, respectively. In connection with the special dividends paid on October 26, 2012 and September 30, 2011, DSW adjusted its outstanding stock options under the anti-dilution provision by decreasing the grant price and increasing the number of shares to make the optionee whole as required under the DSW plan. As of February 1, 2014, the total compensation cost related to unvested options not yet recognized was approximately $14.2 million, with a weighted average expense recognition period remaining of 2.0 years. For the periods presented, the following tables summarize DSW’s stock option activity, related per share weighted average exercise prices (“WAEP”), weighted average remaining contract life and aggregate intrinsic value (shares and intrinsic value in thousands):

	Fiscal years ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	3,694	$14.50	5,016	$11.22	5,314	$10.02
Granted	492	$31.75	674	$27.47	726	$19.06
RVI options converted	—		—		146	$13.14
Increase in options from dividend adjustment	—		128		228
Exercised	(748)	$10.99	(2,004)	$9.62	(1,090)	$8.62
Forfeited	(91)	$21.79	(120)	$15.82	(308)	$10.52
Outstanding end of year	3,347	$17.62	3,694	$14.50	5,016	$11.22
Options exercisable end of year	1,430	$13.08	1,260	$12.76	2,250	$11.32

As of February 1, 2014:	Shares	WAEP	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Options exercisable	1,430	$13.08	4.7 years	$35,141
Options expected to vest	1,667	$21.23	7.5 years	27,365
Options vested and expected to vest	3,097	$17.47	6.2 years	$62,506

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year of Grant	Range of Exercise Prices		Weighted Average Remaining Contract Life	Options Outstanding			Options Exercisable
	Min	Max		Options Outstanding	WAEP	Aggregate Intrinsic Value	Options Exercisable	WAEP	Aggregate Intrinsic Value
2005 - expire 2015	$8.84	$8.84	1.4 years	115	$8.84	$3,313	115	$8.84	$3,313
2006 - expire 2016	$12.93	$14.50	2.6 years	94	$12.99	2,305	94	$12.99	2,305
2007 - expire 2017	$10.42	$19.94	3.2 years	301	$19.83	5,364	301	$19.83	5,364
2008 - expire 2018	$6.01	$9.15	4.2 years	238	$6.19	7,479	238	$6.19	7,479
2009 - expire 2019	$4.65	$7.00	5.2 years	426	$4.70	14,021	203	$4.70	6,683
2010 - expire 2020	$12.34	$12.38	6.1 years	592	$12.36	14,961	240	$12.37	6,083
2011 - expire 2021	$17.43	$22.71	7.1 years	503	$17.48	10,143	139	$17.45	2,815
2012 - expire 2022	$24.57	$27.18	8.1 years	605	$26.65	6,663	98	$26.61	1,086
2013 - expire 2023	$31.68	$34.99	9.1 years	473	$31.75	2,799	2	$31.68	13
Total	$4.65	$34.99	6.3 years	3,347	$17.62	$67,048	1,430	$13.08	$35,141

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $20.9 million, $41.7 million and $14.5 million, respectively. The total fair value of options that vested during fiscal 2013, 2012 and 2011 was $3.8 million, $4.8 million and $4.9 million, respectively.

Restricted Stock Units ("RSU")- Beginning in fiscal 2013, RSUs granted will generally cliff vest over three years. DSW expensed $1.8 million, $1.5 million and $1.2 million, respectively, in fiscal 2013, 2012 and 2011 related to RSUs. The weighted average exercise price for all RSUs is zero. The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the exercise price. The total intrinsic value of RSUs that vested during fiscal 2013, 2012 and 2011 was $4.0 million, $5.6 million and $2.4 million, respectively. The total fair value of RSUs that vested during fiscal 2013, 2012 and 2011 was $0.7 million, $1.2 million and $0.8 million, respectively. As of February 1, 2014, the total compensation cost related to nonvested RSUs not yet recognized was approximately $5.0 million with a weighted average expense recognition period remaining of 2.0 years.

In connection with the special dividends paid on October 26, 2012 and September 30, 2011, DSW issued forfeitable dividend equivalent units under the anti-dilution provision to make the grantee whole as required under the DSW plan. DSW also modified its outstanding RSU awards to grant forfeitable dividend equivalent units for the quarterly dividends resulting in immaterial incremental compensation expense.

For the periods presented, the following tables summarize DSW’s RSU activity, weighted average grant date fair value (“GDFV”) and aggregate intrinsic value (units and intrinsic value in thousands):

	Fiscal years ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Units	GDFV	Units	GDFV	Units	GDFV
Outstanding beginning of year	436	$15.39	546	$9.33	552	$7.49
Granted	92	$35.50	114	$27.48	134	$19.18
Vested	(136)	$5.51	(208)	$5.86	(110)	$7.04
Forfeited	(15)	$29.46	(16)	$16.82	(30)	$11.14
Outstanding end of year	377	$23.41	436	$15.39	546	$9.33

			Weighted Average	Aggregate
			Remaining	Intrinsic
As of February 1, 2014:	Units	GDFV	Contract Life	Value
RSUs expected to vest	295	$23.60	1.4 years	$11,094

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Restricted Stock Units ("PSU")- Beginning in fiscal 2013, DSW granted PSUs. These awards cliff vest at the end of a three year period based upon DSW’s achievement of pre-established goals as of the end of the first year of the term. PSUs receive dividend equivalents in the form of additional PSUs, which are subject to the same restrictions and forfeiture provisions as the original award. Consistent with RSUs, the grant date fair value of PSUs is based on the closing market price of DSW Class A Common Shares on the date of grant. DSW expensed $0.5 million in fiscal 2013 related to PSUs. As of February 1, 2014, the total compensation cost related to nonvested PSUs not yet recognized was approximately $1.6 million with a weighted average expense recognition period remaining of 2.1 years. The weighted average exercise price for all PSUs is zero.

For fiscal 2013, the following tables summarize DSW’s PSU activity, GDFV and aggregate intrinsic value (units and intrinsic value in thousands):

	Fiscal year ended
	February 1, 2014
	Units	GDFV
Outstanding beginning of year	—
Granted	69	$31.76
Vested	—
Forfeited	—
Outstanding end of year	69	$31.76

			Weighted Average	Aggregate
			Remaining	Intrinsic
As of February 1, 2014:	Units	GDFV	Contract Life	Value
PSUs expected to vest	56	$31.76	2.1 years	$2,121

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. During fiscal 2013, 2012 and 2011, DSW expensed $1.2 million, $1.1 million and $1.0 million, respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. Each non-employee director is granted stock units based on the fair market value of DSW Class A Common Shares on the date of the annual meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors’ compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. For new grants beginning in fiscal 2012, directors were given the option to exercise their units at a specified point in the future or upon completion of service. Stock units granted to directors, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. The following table summarizes DSW’s director stock unit activity (units in thousands):

	Fiscal years ended
	February 1, 2014	February 2, 2013	January 28, 2012
Outstanding beginning of year	316	384	322
Granted	34	54	62
Exercised	(20)	(122)	—
Outstanding end of year	330	316	384

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

Excluding any expense related to the Merger, RVI expensed $0.1 million in fiscal 2011 related to stock options. RVI expensed less than $0.1 million in fiscal 2011 related to RVI SARs. RVI expensed $0.1 million in fiscal 2011 related to RVI restricted shares. These restricted shares were settled in the first quarter of fiscal 2011.

8. INVESTMENTS

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

	Short-term investments		Long-term investments
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
	(in thousands)
Available-for-sale:
Bonds	$22,050	$24,280	—	—
Total available-for-sale investments	22,050	24,280	—	—

Held-to-maturity:
Term notes and bonds	202,048	207,801	$243,188	$96,712
Total investments	$224,098	$232,081	$243,188	$96,712

As of both February 1, 2014 and February 2, 2013, short-term investments had gross holding gains of $0.2 million, and as of February 1, 2014 and February 2, 2013, gross holding losses of $0.1 million and $0.2 million, respectively. As of February 1, 2014 and February 2, 2013, long-term investments had gross holding gains of $0.6 million and $0.3 million, respectively, and as of February 1, 2014 and February 2, 2013, gross holding losses of $0.4 million and $0.1 million, respectively.

9.	FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities- The following table presents financial assets and liabilities at fair value as of the periods presented:

	February 1, 2014				February 2, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents(a)	$112,021	$112,021	—	—	$81,097	$81,097	—	—
Short-term investments(b)	224,167	—	$224,167	—	232,052	—	$232,052	—
Long-term investments(b)	243,373	—	243,373	—	96,843	—	96,843	—
	$579,561	$112,021	$467,540	—	$409,992	$81,097	$328,895	—

(a) Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that generally settle within three days. The carrying amount approximates fair value because of the relatively short average maturity of the instruments.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In fiscal 2013, DSW recognized an impairment loss of $0.8 million on assets used in a DSW store. DSW determined that the carrying value exceeded the expected future cash flows and recorded a partial impairment after determining fair value based on the discounted future cash flow analysis using a discount rate determined by management. The remaining carrying value of the assets used in the store, net of the tenant allowance, subsequent to the impairment is $0.8 million as of February 1, 2014.

In fiscal 2011, DSW recognized an impairment loss of $1.6 million on assets used in a leased office building assumed in the Merger. Based on the projected future cash flows under the lease, DSW determined that the carrying value exceeded the expected future cash flows from the asset group and recorded a full impairment after determining fair value. The impairment of the related lease is discussed in Note 16.

The following table presents the activity related to the fair value of assets held and used that realized an impairment loss for the periods presented:

Total Losses
	As of February 1, 2014				Fiscal years ended
	Level 1	Level 2	Level 3	Fair Value as of the Impairment Date	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)				(in thousands)
Assets held and used	—	—	$835	$835	$809	—	$1,626

10.	DEBT OBLIGATIONS AND DERIVATIVE INSTRUMENTS

DSW $50 Million Secured Credit Facility- On August 2, 2013, DSW entered into a secured revolving credit agreement (the "Credit Facility"). The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated DSW's prior credit facility, dated June 30, 2010. The Credit Facility reduced the amount of revolving credit commitments from $100 million to $50 million, allowed DSW to transfer its outstanding letters of credit and has a term of five years that will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon DSW's request and the increase would be subject to lender availability, DSW's financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of DSW's personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for DSW's ongoing working capital requirements and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at the Company's option under: (a) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin, which is between 1.00 and 1.25, based upon DSW's revolving credit availability; or (b) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Facility), plus an applicable margin based upon the Company's revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to DSW's management and the operation of DSW's business. These covenants, among other things, limit or restrict DSW's ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. The Credit Facility also requires that DSW meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. DSW paid $86.4 million for capital expenditures in fiscal 2013.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 1, 2014 and February 2, 2013, DSW had no outstanding borrowings under the Credit Facility, had availability under the facility of $49.4 million and $86.0 million, respectively, and had outstanding letters of credit of $0.6 million and $14.0 million, respectively.

Total interest expense related to the Credit Facility for fiscal 2013, 2012 and 2011 included fees, such as commitment and line of credit fees, of $0.3 million, $0.6 million and $0.6 million, respectively.

DSW $50 Million Letter of Credit Agreement- Also on August 2, 2013, DSW entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million, with a term of five years that will expire on August 2, 2018. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and is used for general corporate purposes. The Letter of Credit Agreement requires compliance with conditions precedent that must be satisfied prior to issuing any letter of credit or extension. In addition, the Letter of Credit Agreement contains restrictive covenants relating to DSW's management and the operation of DSW's business. These covenants, among other things, limit or restrict DSW's ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2% per annum.

As of February 1, 2014, DSW had $5.6 million in outstanding letters of credit and $6.1 million in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the consolidated balance sheets. DSW had no outstanding letters of credit or restricted cash on deposit under the Letter of Credit Agreement as of February 2, 2013.

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

A subsidiary of DSW assumed, as of the effective time of the Merger, by supplemental indenture and supplemental agreement, all of RVI’s obligations with respect to the PIES. On September 15, 2011, DSW issued 7.7 million of its Class A Common shares, without par value, to the holders of the PIES. In connection with this settlement, DSW reclassified $48.0 million from the conversion feature of short-term debt and $133.8 million from current maturities of long-term debt to paid in capital during the third quarter of fiscal 2011.

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

Fiscal year ended
January 28, 2012
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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 31, 2012, DSW issued 682,444 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrants. The Common Shares were issued at an exercise price of $5.17 per share, for an aggregate cash purchase price of $3.5 million, and DSW paid accrued dividends of $0.7 million related to DSW's special dividend issued on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW reclassified $16.8 million from the warrant liability to paid in capital during the second quarter of fiscal 2012.

On March 14, 2012, DSW issued 823,926 of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrant. The Common Shares were issued at an exercise price of $5.17 per share, for an aggregate cash purchase price of $4.3 million, and DSW paid accrued dividends of $0.8 million related to DSW's special dividend issued on September 30, 2011. In connection with this exercise and in addition to the purchase price, DSW reclassified $18.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2012. The fiscal 2012 warrant exercises resulted in an total increase to paid in capital of $43.2 million.

On April 28, 2011, RVI issued 442,074 common shares (which represent 192,302 DSW Common Shares factoring in the exchange ratio of 0.435 subsequent to the Merger), without par value, to Millennium Partners, L.P. in connection with the exercise of its outstanding warrant. The common shares were issued at an exercise price of $2.25 per share, for an aggregate cash purchase price of $1.0 million. In connection with this exercise, DSW reclassified $3.6 million from the warrant liability to paid in capital during the first quarter of fiscal 2011, for a total of $4.6 million increase to paid in capital.

The effect of derivative instruments on DSW’s, and prior to the Merger, RVI’s, consolidated statements of operations was as follows for the periods presented:

	Fiscal years ended
	February 2, 2013	January 28, 2012
	(in thousands)
Warrants – related party	$6,121	$11,071
Warrants – non-related party	—	1,192
Conversion feature of debt	—	41,651
Expense related to the change in fair value of derivative instruments	$6,121	$53,914

11. PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following as of the periods presented:

	February 1, 2014	February 2, 2013
	(in thousands)
Property and equipment:
Land	$1,110	$1,110
Furniture, fixtures and equipment	387,913	343,614
Buildings, building and leasehold improvements	325,340	291,572
Total property and equipment	714,363	636,296
Accumulated depreciation and amortization	(395,743)	(335,983)
Property and equipment, net	$318,620	$300,313

12. ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following as of the periods presented:

	February 1, 2014	February 2, 2013
	(in thousands)
Gift cards and merchandise credits	$37,651	$33,831
Compensation	18,043	19,711
Taxes	13,581	16,192
Customer loyalty program	19,547	18,407
Other	26,875	35,058
Total accrued expenses	$115,697	$123,199

13. NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following as of the periods presented:

	February 1, 2014	February 2, 2013
	(in thousands)
Construction and tenant allowances	$84,464	$77,084
Deferred rent	37,985	36,723
Other	15,849	14,406
Total non-current liabilities	$138,298	$128,213

14.	LEASES

DSW leases stores, its fulfillment center and other facilities under various arrangements with related and unrelated parties. Such leases expire through 2028 and in most cases provide for renewal options. Generally, DSW is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. Under supply agreements, DSW pays contingent rents based on sales for the shoe departments it operates through its Affiliated Business Group. As of February 1, 2014 and February 2, 2013, DSW had no capital leases.

As of February 1, 2014, DSW leased or had other agreements with entities affiliated with Schottenstein Affiliates for 22 store locations and its fulfillment center for a total annual minimum rent for fiscal 2013 of $10.5 million. DSW leases a portion of its corporate office headquarters to a Schottenstein Affiliate for annual rent of $0.2 million. Related party rental income for fiscal 2013 and fiscal 2012 was $0.2 million and $0.1 million, respectively.

The following table presents future minimum lease payments required under the aforementioned leases, excluding real estate taxes, insurance and maintenance costs, as of February 1, 2014:

	Total	Unrelated Party	Related Party
Fiscal years	(in thousands)
2014	$170,434	$159,295	$11,139
2015	165,529	154,694	10,835
2016	148,436	138,259	10,177
2017	125,425	116,250	9,175
2018	103,566	98,348	5,218
Future years	362,274	349,898	12,376
Total minimum lease payments (a)	$1,075,664	$1,016,744	$58,920

(a) Minimum payments have been reduced by minimum sublease rentals of $4.8 million due in the future under noncancelable subleases.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the composition of rental expense for the periods presented:

	Fiscal years ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Minimum rentals:
Unrelated parties	$137,602	$127,061	$112,800
Related parties	10,486	12,855	13,230
Contingent rentals:
Unrelated parties	29,639	26,502	33,784
Total	$177,727	$166,418	$159,814

15. BENEFIT PLANS
Filene's Basement Defined Benefit Pension Plan- Merger Sub was responsible for the Filene’s Basement defined benefit pension plan (the "plan") that RVI assumed as part of its sale of Filene's Basement in fiscal 2009. On December 1, 2011, DSW adopted a plan amendment to terminate the plan with a proposed termination date of March 11, 2012. In April 2013, DSW received a favorable determination letter from the Internal Revenue Service, began the process of obtaining participant settlement elections and was required to disburse the funds within 120 days of the receipt of the favorable determination letter. DSW contributed a final contribution of $5.0 million to fully fund the plan. In the second quarter of fiscal 2013, DSW distributed all plan assets to participants through lump-sum distributions and a nonparticipating annuity contract. The settlement of the pension plan resulted in a settlement loss of $8.9 million, which is net of an income tax benefit of $5.3 million, which was reclassified from accumulated other comprehensive loss to the statement of operations in the second quarter of fiscal 2013.

The following table provides additional detail regarding the composition of and reclassification adjustments out of accumulated other comprehensive loss for the periods presented:

	Fiscal years ended			Location on Consolidated Statements of Operations
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Beginning Balance	$(8,758)	$(8,486)	$(5,842)

Reclassification adjustments:
Reclassification to net income due to settlement of the pension plan	14,224	—	—	Operating expenses
Tax benefit of the settlement of the pension plan	(5,289)	—	—	Income tax provision

Other changes to accumulated other comprehensive loss:
Change in minimum pension liability	(177)	(413)	(2,503)
Unrealized gains (losses) on securities	—	141	(141)

Ending Balance	$—	$(8,758)	$(8,486)

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of projected benefit obligations, plan assets and funded status of the plan as of the periods presented:

	February 1, 2014	February 2, 2013
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$23,005	$21,919
Interest cost	843	919
Benefits paid	(23,218)	(964)
Settlement (gain)	(270)	—
Actuarial (gain) loss	(360)	1,131
Projected benefit obligation at end of year	—	23,005
Accumulated benefit obligation at end of year	—	23,005

Change in plan assets:
Fair market value at beginning of year	18,461	16,336
Actual (loss) gain on plan assets	(97)	863
Employer contributions	5,027	2,400
Benefits paid	(23,218)	(964)
Other	(173)	(174)
Fair market value at end of year	$—	$18,461

Amounts recognized in the consolidated balance sheets consisted of the following as of the period presented:

February 2, 2013

Current liabilities	$4,544
Accumulated other comprehensive loss	$8,758

Accumulated other comprehensive loss was net of deferred tax assets of $5.4 million as of February 2, 2013.

The components of net periodic benefit cost are comprised of the following for the periods presented:

	Fiscal years ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Interest cost	$843	$919	$1,003
Expected return on plan assets	(808)	(1,208)	(945)
Loss recognized due to settlements	14,224	67	—
Amortization of net loss	494	398	296
Net periodic benefit cost	$14,753	$176	$354

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the periods presented, other changes in plan assets and benefit obligations recognized in net periodic cost and other comprehensive income loss consist of:

	Fiscal years ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Net actuarial loss	$671	$1,717	$3,444
Loss recognized due to settlements	(14,224)	(67)	—
Amortization of net loss	(494)	(398)	(296)
Total recognized in other comprehensive (income) loss	(14,047)	1,252	3,148
Net periodic benefit cost	14,753	176	354
Total recognized in net periodic benefit cost and other comprehensive income	$706	$1,428	$3,502

The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and Barclay Capital for 5 years and 10 years and since inception of the assets. Due to DSW's expectation of plan termination in fiscal 2013, DSW reduced both the discount rate and expected rate of return to be consistent with the expected short-term nature of the plan as of February 2, 2013. Assumptions used in each year of the actuarial computations to determine both the liability as of February 2, 2013 and the expense for the fiscal year were as follows:

February 2, 2013
Discount rate	3.7%
Expected long-term rate of return	4.0%

DSW’s investment strategy was to meet the liabilities of the plan as they were due and to maximize the return on invested assets within appropriate risk tolerances. As a result of the expected termination, DSW shifted out of equity securities. The weighted average allocation of plan assets by category was as follows for fiscal 2012:

Fiscal year ended
February 2, 2013
Fixed securities	71.3%
Cash and equivalents	28.7%
Total	100.0%

DSW classifies its fair value measurements under the fair value hierarchy discussed in Note 3. The following table presents the activity related to fair value measurements of pension plan assets as of February 2, 2013:

	February 2, 2013
	Total	Level 1	Level 2
	(in thousands)
Cash and equivalents	$5,289	$5,289	—
Fixed income	13,172	—	$13,172
Fair market value at end of year	$18,461	$5,289	$13,172

Other Benefit Plans

DSW 401(k) Plan- DSW sponsors a 401(k) Plan. Eligible employees may contribute up to fifty percent of their compensation to the 401(k) Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the 401(k) Plan, DSW matches employee deferrals, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, DSW may contribute a discretionary profit sharing amount to the Plan each year but has not for the past three

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal years. DSW incurred costs associated with the Plan of $3.1 million, $2.4 million and $2.0 million for fiscal 2013, 2012 and 2011, respectively.

Deferred Compensation Plan- DSW sponsors a non-qualified deferred compensation plan for certain executives and non-employee members of the Board of Directors that is intended to defer the receipt of compensation. As of February 1, 2014, the plan liability is $2.3 million.

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

As previously reported, on March 8, 2005, RVI announced that it had learned of the theft of credit card and other information from a portion of DSW's customers. In fiscal 2005, DSW incurred a loss of approximately $6.0 million related to this incident. DSW filed a claim for coverage with its insurance carrier, which the insurance carrier denied. DSW brought suit in federal district court and won a ruling that coverage applied and was awarded $6.8 million in damages. The insurance company appealed that decision, and oral arguments on the appeal occurred in July 2012. On August 23, 2012, DSW received notification from the Sixth Circuit Court of Appeals that the damages award was affirmed, and in September 2012, DSW received $7.2 million from the insurance carrier, $1.9 million of which represented accrued interest on the award. As this was a gain contingency resulting from a litigation, DSW recognized the award at the time of receipt of cash from the insurance carrier. In the statement of operations, $5.3 million was classified as other operating income, which was included in operating expenses, and $1.9 million related to interest was classified as interest income.

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

Guarantees and Liabilities related to Discontinued Operations- As of the effective time of the Merger, a subsidiary of DSW assumed the obligations under RVI’s guarantees related to discontinued operations. DSW may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the loss from discontinued operations on the statements of operations. DSW records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the guarantee. The decrease in the liability through February 1, 2014 is due to information available indicating that it was probable that DSW's exposure to the guaranteed liability would be reduced. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, DSW will recognize a reduction of the associated liability.

Value City- RVI completed the disposition of a portion of its ownership interest in its Value City business segment in fiscal 2007. RVI or its wholly owned subsidiary had guaranteed and in certain circumstances may be responsible for certain liabilities of Value City. There is a guarantee of certain workers compensation claims for events prior to the disposition date. As of both February 1, 2014 and February 2, 2013, the amount of guarantees of Value City commitments was $0.1 million.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Filene’s Basement- Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in fiscal 2009. In fiscal 2011, Syms and Filene’s Basement filed for bankruptcy protection ("2011 Syms and Filene's Basement bankruptcy") and liquidated all of their stores in December 2011. DSW recorded a liability of $9.0 million related to lease guarantees for two locations in fiscal 2011 and in the first quarter of fiscal 2012, adjusted the liability to $7.0 million based on current information available to DSW, which resulted in an update of DSW's most likely estimated liability. DSW assumed the lease for the third location in fiscal 2011 and is operating a store at this location. In the third quarter of fiscal 2013, DSW settled the dispute over the guarantee for the Bergen, New Jersey location, and the case has been dismissed. As of February 1, 2014, the estimated liability was $3.4 million for the remaining guarantee, which is described in more detail below:

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York seeking payment under the guarantee. DSW believes that the liability under the guarantee may be limited based on the ultimate disposition of the lease and/or the guarantee may not be enforceable. In April 2012, the landlord advised DSW that it had signed a lease with a tenant and asserted that DSW is responsible for shortfalls and rent while the space is unoccupied. In April 2013, the Court denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal were held in February 2014. The expected range of loss is from no loss to $7 million.

Contractual Obligations- As of February 1, 2014, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were approximately $6.7 million as of February 1, 2014. In addition, DSW has entered into various noncancelable purchase and service agreements. These agreements expire over the next two years, and the obligations under these agreements were $4.7 million as of February 1, 2014. DSW has also signed lease agreements for 30 new store locations expected to be opened in fiscal 2014 and 2015 with total annual rent of approximately $10.3 million. In connection with the new lease agreements, DSW will receive a total of $15.7 million of construction and tenant allowance reimbursements for expenditures at these locations.

In the third quarter of fiscal 2011, DSW recorded an initial liability of $5.5 million related to a lease of an office building assumed in the Merger. The office lease expires in 2024. DSW estimated its future liability under this lease based on its current lease payments and executory costs, net of estimated sublease rentals. DSW estimated inflationary increases in its executory costs and used its credit-adjusted risk-free rate to present value its liability. The loss was partially offset by the elimination of the deferred rent liability of $2.1 million, as rent would no longer be recorded on a straight-line basis. In fiscal 2012, DSW recorded an increase of $6.0 million to the liability as the result of a decrease in future sublease rental income based on market expectations as well as an increase in expected real estate taxes as the building was purchased by a new landlord in the fourth quarter of fiscal 2012, resulting in an increase in the real estate valuation of the property. The non-cash impairment charges were included in operating expenses.

17.	SEGMENT REPORTING

DSW sells products through three channels: DSW stores, dsw.com and the Affiliated Business Group. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group segment. DSW has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million outstanding as of February 1, 2014 and February 2, 2013 is recorded in the DSW segment related to the DSW stores. In order to reconcile to the consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are primarily related to assets and liabilities of the former RVI operations, and are not attributable to the reportable segments. The settlement of the pension plan was recorded in Other.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DSW	Affiliated Business Group	Other	DSW Inc.
	(in thousands)
As of and for the fiscal year ended February 1, 2014
Net sales	$2,230,996	$137,672	—	$2,368,668
Gross profit	710,972	28,315	—	739,287
Capital expenditures	83,231	569	—	83,800
Total assets	1,340,629	80,221	$394	1,421,244

As of and for the fiscal year ended February 2, 2013
Net sales	$2,125,262	$132,516	—	$2,257,778
Gross profit	696,854	27,866	—	724,720
Capital expenditures	99,326	426	—	99,752
Total assets	1,164,331	97,358	$414	1,262,103

For the fiscal year ended January 28, 2012
Net sales	$1,871,917	$152,412	—	$2,024,329
Gross profit	624,391	29,556	—	653,947
Capital expenditures	76,472	440	—	76,912

18. INCOME TAXES

Income Tax Provision- The following table presents the composition of the provision (benefit) for income taxes for continuing operations for the periods presented:

	Fiscal years ended
	February 1, 2014	February 2, 2013	January 28, 2012
Current:	(in thousands)
Federal	$36,407	$14,070	$35,811
State and local	14,839	9,193	10,938
Total current tax expense	51,246	23,263	46,749

Deferred:
Federal	42,557	70,158	(101,797)
State and local	(1,098)	2,006	(3,021)
Total deferred tax expense (benefit)	41,459	72,164	(104,818)
Income tax provision (benefit)	$92,705	$95,427	$(58,069)

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rate Reconciliation- The following table presents a reconciliation of the expected income taxes for continuing operations based upon the statutory federal income tax rate:

	Fiscal years ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Income tax expense at federal statutory rate	$85,402	$84,215	$49,794
State and local taxes-net	8,532	7,631	9,199
Warrants	—	2,142	4,292
PIES	—	—	17,207
Merger related items	—	—	(140,072)
Other	(1,229)	1,439	1,511
Income tax provision (benefit)	$92,705	$95,427	$(58,069)

For fiscal 2011, the effective tax rate was favorably impacted by merger related tax items, which was reflected as an income tax benefit in DSW’s consolidated statements of operations.

Deferred Tax Assets and Liabilities- The following tables present the deferred tax assets and liabilities and the components of deferred tax assets and liabilities as of the periods presented:

	February 1, 2014	February 2, 2013
	(in thousands)
Current deferred tax assets	$18,130	$67,397
Non-current deferred tax assets	11,587	9,443
Total net deferred tax asset	$29,717	$76,840

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	February 1, 2014	February 2, 2013
	(in thousands)
Deferred tax assets:
Federal net operating loss	$—	$25,006
Federal tax credits	—	16,881
State net operating loss and tax credits	332	—
Inventory	5,826	6,529
Construction and tenant allowances	7,441	9,981
Stock-based compensation	7,457	6,109
Benefit from uncertain tax positions	58	116
Guarantees	1,347	2,523
Accrued expenses	8,717	7,389
Accrued rent	14,790	14,293
Other	13,068	12,921
Total deferred tax assets, gross of valuation allowance	59,036	101,748
Less: valuation allowance	(860)	(785)
Total deferred tax assets, net of valuation allowance	58,176	100,963

Deferred tax liabilities:
Property and equipment	(24,214)	(21,567)
Prepaid expenses	(957)	(924)
Other	(3,288)	(1,632)
Total deferred tax liabilities	(28,459)	(24,123)

Total – net deferred tax asset	$29,717	$76,840

The federal net operating loss and state net operating loss and tax credits were fully utilized in 2013. DSW establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The valuation allowance as of February 1, 2014 was related to a capital loss carryforward and state income tax credits. The valuation allowance as of February 2, 2013 was related to a capital loss carryforward.

As a result of the Merger in fiscal 2011, DSW released the valuation allowance on RVI’s deferred tax assets of $88.6 million due to DSW’s expected future taxable income and eliminated $17.4 million of state net operating losses and tax credits and the related valuation allowance. DSW was also able to reverse the deferred tax liability of $87.4 million related to RVI's basis in DSW. RVI's tax basis of its investment in DSW was below its book basis in the shares and RVI had recorded a deferred tax liability for the gain on eventual sales of the DSW stock. When the merger closed, the parent/subsidiary relationship that caused the basis difference ended, and no tax cost was incurred to eliminate the historical basis difference. The elimination of the historical basis difference was an indirect effect of the merger, and accordingly, the reversal of the deferred tax liability was required to be reflected in the statement of operations. Similarly, RVI had recorded a deferred tax asset of $18.6 million for the changes in fair value of its PIES and, as a result of the merger where DSW would now settle a security indexed to its own stock, any gain or loss on the settlement of the PIES would not be taxable. As the elimination of the taxability of any gain or loss was also an indirect effect of the Merger, the reversal of the deferred tax asset was charged to the statement of operations.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions- As of February 1, 2014, February 2, 2013 and January 28, 2012, unrecognized tax benefits of $1.8 million, $1.3 million and $1.2 million, respectively, of the total unrecognized tax benefits would affect DSW’s effective tax rate if recognized. The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits as of the periods presented:

	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Beginning balance	$1,253	$2,315	$2,899
Additions for tax positions taken in the current year	1,184	400	374
Reductions for tax positions taken in prior years:
Changes in judgment	(69)	(345)	(870)
Lapses of applicable statutes of limitations	(530)	(755)	(86)
Settlements during the year	—	(362)	(2)
Ending balance	$1,838	$1,253	$2,315

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on DSW's financial position, results of operations or cash flows.

As of February 1, 2014 and February 2, 2013, $0.2 million and $0.3 million, respectively, was accrued for the payment of interest and penalties.

DSW is no longer subject to U.S federal income tax examination and state income tax examinations for years prior to 2010. DSW estimates the range of possible changes that may result from any current and future tax examinations to be insignificant at this time.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

In DSW’s opinion, the unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of DSW’s net income for interim periods. Quarterly results are not necessarily indicative of a full year’s operations because of various factors. The following tables present DSW’s unaudited quarterly financial information for the periods presented:

	Thirteen weeks ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
	(in thousands, except per share data)
Net sales	$601,362	$562,063	$632,976	$572,267
Cost of sales	(418,365)	(378,621)	(420,106)	(412,289)
Operating expenses	(128,711)	(129,461)	(124,614)	(115,113)
Operating profit	54,286	53,981	88,256	44,865
Interest income, net	340	481	1,036	762
Income from continuing operations before income taxes	54,626	54,462	89,292	45,627
Income tax provision	(20,111)	(20,742)	(34,331)	(17,521)
Net income	34,515	33,720	54,961	28,106

Diluted earnings per share(1):	$0.38	$0.37	$0.60	$0.30

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen weeks ended			Fourteen weeks ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
	(in thousands, except per share data)
Net sales	$558,572	$512,218	$592,734	$594,254
Cost of sales	(365,982)	(351,973)	(392,563)	(422,540)
Operating expenses	(121,923)	(112,118)	(121,734)	(126,022)
Change in fair value of derivative instruments	(5,342)	(779)	—	—
Operating profit	65,325	47,348	78,437	45,692
Interest income, net	467	496	2,575	273
Income from continuing operations before income taxes	65,792	47,844	81,012	45,965
Income tax provision	(27,185)	(18,526)	(30,897)	(18,819)
Income from continuing operations	38,607	29,318	50,115	27,146
Total income from discontinued operations, net of tax	1,253	—	—	—
Net income	$39,860	$29,318	$50,115	$27,146

Diluted earnings per share(1):
Diluted earnings per share from continuing operations	$0.43	$0.32	$0.55	$0.30
Diluted earnings per share from discontinued operations	$0.01	$0.00	$0.00	$0.00
Diluted earnings per share	$0.45	$0.32	$0.55	$0.30

(1)	The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

20.	SUBSEQUENT EVENTS

Dividends- On March 18, 2014, DSW announced that the DSW Board of Directors declared a quarterly cash dividend of $0.1875 per share. The quarterly dividend will be paid on April 15, 2014 to shareholders of record at the close of business on April 4, 2014.

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

3.1	Amended and Restated Articles of Incorporation of DSW Inc. dated November 1, 2013. Incorporated by reference to Exhibit 3.1 to DSW's Form 8-K (file no. 001-32545) filed November 4, 2013.
3.2	Amended and Restated Code of Regulations of the registrant. Incorporated by reference to the same exhibit to Form 10-K (file no. 1-32545) filed April 13, 2006.
4.1	Specimen Class A Common Shares certificate. Incorporated by reference to the same exhibit to Form 10-K (file no. 1-32545) filed April 13, 2006.
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

10.2#
Employment Agreement, dated March 4, 2005, between Deborah L. Ferrée and DSW Inc. Incorporated by reference to the same Exhibit Number to DSW's Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

10.2.1#
First Amendment to Employment Agreement, dated December 31, 2007, between Deborah L. Ferrée and DSW Inc. Incorporated by reference to Exhibit 10.2.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.

10.3#
Employment Agreement, dated June 1, 2005, between Douglas J. Probst and DSW Inc. Incorporated by reference to Exhibit 10.4 to DSW's Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

10.3.1#
First Amendment to Employment Agreement, dated December 31, 2007, between Douglas J. Probst and DSW Inc. Incorporated by reference to Exhibit 10.4.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.

10.5#	Summary of Director Compensation. Incorporated by reference to Exhibit 10.2 to DSW's Form 10-Q (file no. 1-32545) filed September 1, 2010.
10.6
$50,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, between DSW Inc., as Borrower, and PNC Bank, National Association, as Lender dated August 2, 2013. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed September 6, 2013.

10.7
Cost Sharing Agreement, dated November 1, 2012, between 4300 East Fifth Avenue LLC and 810 AC LLC, a wholly owned subsidiary of DSW. Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 1, 2012.

10.8#	DSW Inc. 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 2, 2011.
10.8.1#	Form of Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed June 7, 2013.
10.8.2#	Form of Stock Units for automatic grants to non-employee directors. Incorporated by reference to Exhibit 10.23.2 to Form 10-Q (file no. 1-32545) filed June 4, 2009.
10.8.3#
Form of Nonqualified Stock Option Award Agreement for Consultants. Incorporated by reference to Exhibit 10.24.5 to DSW's Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 are incorporated by reference.

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

10.15
Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of Schottenstein Stores Corporation, and Shonac corporation (assignee of Schottenstein Stores Corporation d/b/a Value City Furniture through Assignment of Tenant's Leasehold Interest and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

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

10.23
Sublease Agreement, dated June 12, 2000, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Fairfax, VA DSW store. Incorporated by reference to Exhibit 10.42 to DSW's Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

10.23.1
Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Fairfax, VA DSW store. Incorporated by reference to the Exhibit 10.42.1 to DSW's Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

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

10.25
Form of Indemnification Agreement between DSW Inc. and its officers and directors. Incorporated by reference to Exhibit 10.44 to DSW's Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

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

10.30.1*
Lease Amendment to Agreement of Lease, dated December 6, 2013, between 810 AC LLC, a wholly owned subsidiary of DSW and successor of 4300 Venture 34910 LLC and SB Capital Acquisition, LLC, for the premises known as 4010 East Fifth Avenue located in Columbus.

10.31
Amendment to Master Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated May 26, 2011. Incorporated by reference to Exhibit 10.1 to DSW's Form 8-K (file No. 001-32545) filed May 26, 2011.

10.32	Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Incorporated by reference to Exhibit 10.1 to DSW's Form 8-K (file no. 1-32545) filed June 5, 2006.
10.33#	Employment Agreement, dated July 13, 2006, between DSW Inc. and Harris Mustafa. Incorporated by reference to Exhibit 10.1 to DSW's Form 8-K (file no. 1-32545) filed July 13, 2006.
10.33.1#	First Amendment to Employment Agreement, dated December 31, 2007, between Harris Mustafa and DSW Inc. Incorporated by reference to Exhibit 10.53.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.
10.34
Agreement of Lease, dated December 15, 2006, between American Signature, Inc., an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Langhorne, Pennsylvania DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-32545) filed April 5, 2007.

10.35#	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to DSW's Form 10-Q (file no. 1-32545) filed December 13, 2007.
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
10.44
Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene's combo store. Incorporated by reference to Exhibit 10.56 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.44.1
Assignment and Assumption of Lease Agreement, dated January 22, 2008, between Value City Department Stores LLC, Retail Ventures, Inc. and Jubilee-Sawmill LLC, an affiliate of Schottenstein Stores Corporation, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene's combo store. Incorporated by reference to Exhibit 10.55.1 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 25, 2008.

10.44.2
Lease Amendment to Agreement of Lease, by and between Jubilee-Sawmill LLC, an Ohio limited liability company, successor in interest to Jubilee Limited Partnership (“Landlord”), and DSW Shoe Warehouse, Inc. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 6, 2013.

10.45	Consulting Agreement, dated January 10, 2013, between DSW Inc. and SB Capital Group, LLC. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 1-32545) filed March 28, 2013.
10.46
Third Lease Amendment to Agreement of Lease, dated March 1, 2013, between 4300 Venture 34910 LLC, a Schottenstein Affiliate, and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed June 7, 2013.

10.47#	Form of Performance-Based Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed June 7, 2013.
10.48
Letter of Credit Agreement dated as of August 2, 2013 among, DSW Inc. as the lead borrower, Wells Fargo Bank, National Association, as L/C Issuer. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed September 6, 2013.

10.49#*	Amended Employment Agreement, dated March 19, 2014, between Kelly N. Cook and DSW Inc.
10.50#*	Amended Employment Agreement, dated March 19, 2014, between Roger Rawlins and DSW Inc.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*	XBRL Instance documents
____________

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.