Form 10-Q
period 2014-05-03
DSW Inc.
filed 2014-06-06
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014

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

The number of outstanding Class A Common Shares, without par value, as of May 30, 2014 was 82,932,103 and Class B Common Shares, without par value, as of May 30, 2014 was 7,733,177.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	May 3, 2014	May 4, 2013
Net sales	$598,947	$601,362
Cost of sales	(410,942)	(418,365)
Operating expenses	(126,754)	(128,711)
Operating profit	61,251	54,286
Interest expense	(69)	(217)
Interest income	1,027	557
Interest income, net	958	340
Income before income taxes	62,209	54,626
Income tax provision	(23,570)	(20,111)
Net income	$38,639	$34,515

Basic and diluted earnings per share:
Basic earnings per share	$0.43	$0.38
Diluted earnings per share	$0.42	$0.38

Shares used in per share calculations:
Basic shares	90,824	90,114
Diluted shares	92,107	91,556

Other comprehensive income:
Comprehensive income	$38,639	$34,515

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Cash and equivalents	$132,900	$112,021	$82,405
Short-term investments	179,877	224,098	213,210
Accounts receivable, net	22,762	26,593	19,680
Accounts receivable from related parties	14	53	6
Inventories	419,983	397,768	395,310
Prepaid expenses and other current assets	44,404	34,072	36,147
Prepaid rent to related parties	973	29	1,032
Deferred income taxes	20,394	18,130	51,884
Total current assets	821,307	812,764	799,674

Property and equipment, net	327,560	318,620	303,854
Long-term investments	235,411	243,188	134,127
Goodwill	25,899	25,899	25,899
Deferred income taxes	11,598	11,587	13,393
Prepaid rent to related parties	686	514	—
Other assets	8,884	8,672	7,827
Total assets	$1,431,345	$1,421,244	$1,284,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$148,491	$167,949	$133,197
Accounts payable to related parties	1,670	756	1,549
Accrued expenses	120,483	115,697	129,418
Total current liabilities	270,644	284,402	264,164

Non-current liabilities	137,413	138,298	127,234

Commitments and contingencies	—	—	—

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000, 250,000 and 170,000 Class A Common Shares authorized, respectively; 83,264, 83,071 and 72,666 issued; 83,226, 83,033 and 72,666 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733, 7,733 and 17,618 issued and outstanding, respectively	893,778	890,698	875,621
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost, 38, 38 and 0 outstanding, respectively	(1,600)	(1,600)	—
Retained earnings	156,103	134,439	51,506
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	—	—	(8,758)
Total shareholders’ equity	1,023,288	998,544	893,376
Total liabilities and shareholders’ equity	$1,431,345	$1,421,244	$1,284,774
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A Common Shares	Class B Common Shares	Treasury shares	Common shares paid in capital	Treasury shares
Balance, February 2, 2013	72,564	17,460	—	$872,026	$—	$16,991	$(21,680)	$(8,758)	$858,579

Net income	—	—	—	—	—	34,515	—	—	34,515
Stock-based compensation expense, before related tax effects	—	—	—	2,345	—	—	—	—	2,345
Stock units granted	2	—	—	37	—	—	—	—	37
Exercise of stock options, net of settlement of taxes	184	—	—	1,913	—	—	—	—	1,913
Vesting of restricted stock units, net of settlement of taxes	74	—	—	(1,537)	—	—	—	—	(1,537)
Excess tax benefits related to stock-based compensation	—	—	—	837	—	—	—	—	837
Tax effect of basis difference related to acquisition of commonly controlled entity	—	—	—	—	—	—	(3,313)	—	(3,313)
Exchange of Class B Common Shares for Class A Common Shares	448	(448)	—	—	—	—	—	—	—
Exchange of Class A Common Shares for Class B Common Shares	(606)	606	—	—	—	—	—	—	—

Balance, May 4, 2013	72,666	17,618	—	$875,621	$—	$51,506	$(24,993)	$(8,758)	$893,376

Balance, February 1, 2014	83,033	7,733	38	$890,698	$(1,600)	$134,439	$(24,993)	$—	$998,544

Net income	—	—	—	—	—	38,639	—	—	38,639
Stock-based compensation expense, before related tax effects	—	—	—	2,848	—	—	—	—	2,848
Stock units granted	3	—	—	40	—	—	—	—	40
Exercise of stock options	126	—	—	660	—	—	—	—	660
Vesting of restricted stock units, net of settlement of taxes	64	—	—	(1,352)	—	—	—	—	(1,352)
Excess tax benefits related to stock-based compensation	—	—	—	884	—	—	—	—	884
Payment of dividends ($0.1875 per share)	—	—	—	—	—	(16,975)	—	—	(16,975)

Balance, May 3, 2014	83,226	7,733	38	$893,778	$(1,600)	$156,103	$(24,993)	$—	$1,023,288

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$38,639	$34,515

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,346	16,300
Stock-based compensation expense	2,888	2,382
Deferred income taxes	(2,275)	7,999
Loss on disposal of long-lived assets	232	304
Amortization of investment discounts and premiums	2,752	2,036
Excess tax benefits related to stock option exercises	(884)	(837)

Change in working capital, assets and liabilities:
Accounts receivable, net	3,870	7,098
Inventories	(22,215)	(1,516)
Prepaid expenses and other current assets	(11,161)	(16,542)
Accounts payable	(17,374)	(17,451)
Accrued expenses	5,000	8,071
Other	(1,282)	(45)
Net cash and equivalents provided by operating activities	$14,536	$42,314

Cash flows from investing activities:
Cash paid for property and equipment	(25,833)	(21,639)
Purchases of available-for-sale investments	(4,805)	—
Purchases of held-to-maturity investments	(22,426)	(84,883)
Maturities and sales of available-for-sale investments	26,855	22,635
Maturities of held-to-maturity investments	49,622	41,668
Increase in restricted cash	(287)	—
Net cash and equivalents provided by (used in) investing activities	$23,126	$(42,219)

Cash flows from financing activities:
Proceeds from exercise of stock options	660	1,913
Cash remitted by DSW to satisfy income tax withholding for shares withheld related to restricted stock unit vesting and net-settled stock option exercises	(1,352)	(1,537)
Dividends paid	(16,975)	—
Excess tax benefits related to stock-based compensation	884	837
Net cash and equivalents (used in) provided by financing activities	$(16,783)	$1,213

Net increase in cash and equivalents	20,879	1,308
Cash and equivalents, beginning of period	112,021	81,097
Cash and equivalents, end of period	$132,900	$82,405

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$15,347	$7,753
Proceeds from construction and tenant allowances	$5,482	$9,400

Non-cash investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$5,143	$5,621

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

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the Affiliated Business Group ("ABG") segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women and men. As of May 3, 2014, DSW operated a total of 408 DSW stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During the three months ended May 3, 2014, DSW opened 14 new DSW stores.

DSW also operates shoe departments for three retailers in its ABG segment. As of May 3, 2014, DSW supplied merchandise to 262 Stein Mart stores and the Stein Mart e-commerce website, 95 Gordmans stores, and one Frugal Fannie’s store. During the three months ended May 3, 2014, DSW added 7 new shoe departments and ceased operations in 5 shoe departments.

In April 2014, ABG announced that it will conceptualize, design and operate Yellow Box retail stores, which will offer core fashion sandals, flats, dress shoes, boots and exclusive products. ABG plans to open Yellow Box stores in premier shopping destinations throughout the United States, with the initial phase commencing with three to five store openings in 2014.

On May 12, 2014, DSW announced the closing of its initial acquisition of Town Shoes Limited ("Town Shoes"), the largest footwear and accessories retailer in Canada, for CAD$75.5 million (USD$68.7 million) in cash. DSW Inc. acquired a 49.2% interest in Town Shoes from certain clients of Alberta Investment Management Corporation and other minority shareholders. DSW Inc.'s initial stake provides 50% voting control and board representation equal to the primary remaining shareholder, Callisto Capital (see Note 15 for additional discussion). Town Shoes is the market leader in branded footwear in Canada, with sales of CAD$291 million in its fiscal year ending January 2014. Town Shoes operates 182 locations across Canada primarily under The Shoe Company, Shoe Warehouse and Town Shoes banners.

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with DSW’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2014 (the “2013 Annual Report”). In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of DSW and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.     SIGNIFICANT ACCOUNTING POLICIES

A description of the Company's significant accounting policies is included in the Company's 2013 Annual Report.

Co-Branded Credit Card- On April 30, 2014, DSW began to issue co-branded credit cards under a seven year agreement with an issuing bank, which allows members to earn points even faster through purchases at DSW stores and anywhere that Visa is accepted. DSW provides marketing support for the co-branded credit card program. The issuing bank is the sole owner of the credit card accounts.

The revenue under this agreement will be recorded in net sales. DSW received an upfront signing bonus from the issuing bank, which is recognized on a straight-line basis over the expected life of the relationship. DSW will receive ongoing payments from the issuing bank for new accounts activated as well as payments for usage of the cards, which will be recognized over the life of the relationship on a cumulative catch-up basis.

Consistent with the current accounting for the customer loyalty program, the cost associated with rewards points and certificates is accrued as the points are earned by the cardholder and is recorded in cost of sales. Administrative costs related to the co-branded credit card program, including payroll, store expenses, marketing expenses, depreciation and other direct costs, are recorded in operating expenses.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Foreign Currency Translation and Remeasurement- In anticipation of the purchase of an equity interest in Town Shoes, DSW purchased CAD$75 million prior to the end of the quarter, which equated to approximately $69 million at period end. As DSW's functional currency is USD, the purchase of CAD resulted in an immaterial foreign currency exchange gain. Gains or losses resulting from foreign currency transactions are included in operating expense, whereas related translation adjustments will be reported as an element of other comprehensive income, both of which are included in the condensed consolidated statements of operations and comprehensive income.

Recent Accounting Pronouncements- In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board released a standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard will take effect for public companies for annual reporting periods beginning after Dec. 15, 2016, including interim reporting periods. DSW is currently in process of evaluating the impact of the new standard on its financial statements and disclosures.

3.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of May 3, 2014, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW Board of Directors, and members of his family, owned approximately 17% of DSW’s outstanding Common Shares representing approximately 48% of the combined voting power of DSW’s outstanding Common Shares. As of May 3, 2014, the Schottenstein Affiliates beneficially owned 7.7 million Class A Common Shares and 7.7 million Class B Common Shares.

DSW leases certain store locations owned by Schottenstein Affiliates and purchases services and products from Schottenstein Affiliates. Accounts receivable from and payable to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. Related party balances are disclosed on the condensed consolidated balance sheets.

4.     EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share- Basic earnings per share is based on net income and a simple weighted-average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding DSW stock options, restricted stock units ("RSU") and performance-based restricted stock units ("PSU") calculated using the treasury stock method. The following table is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Three months ended
	May 3, 2014	May 4, 2013
	(in thousands)
Basic shares	90,824	90,114
Assumed exercise of dilutive DSW stock options	1,062	1,212
Assumed exercise of dilutive DSW RSUs and PSUs	221	230
Diluted shares	92,107	91,556

Options, RSUs and PSUs- For the three months ended May 3, 2014 and May 4, 2013, the amount of potential common shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 0.9 million and 0.8 million, respectively.

Shareholders' Equity- On May 29, 2013, DSW announced that its Board of Directors had authorized the Company to extend the share repurchase program of up to $100 million of DSW Common Shares. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. DSW did not make any repurchases under this program during the three months ended May 3, 2014 and May 4, 2013.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Two-for-One Stock Split- On October 14, 2013, the shareholders of DSW approved a two-for-one stock split of DSW's Common Shares. The stock split became effective on November 4, 2013 and provided for the issuance of one Class A Common Share for each Class A and Class B Common Share outstanding.

5.     STOCK-BASED COMPENSATION

The DSW 2005 Equity Incentive Plan ("the DSW Plan") provides for the issuance of equity awards to purchase up to 11.2 million DSW Common Shares. The DSW Plan covers stock options, RSUs, PSUs and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the DSW Plan generally remain exercisable for a period of ten years from the date of grant.

Stock-Based Compensation Expense- The following table summarizes DSW's stock-based compensation expense:

	Three months ended
	May 3, 2014	May 4, 2013
	(in thousands)
Stock Options	$1,915	$1,779
Restricted Stock Units	730	507
Performance-Based Restricted Stock Units	203	59
Director Stock Units	40	37
Total	$2,888	$2,382

Stock Options- The following table summarizes DSW’s stock option activity:

Three months ended
May 3, 2014
(in thousands)
Outstanding, beginning of period	3,347
Granted	398
Exercised	(126)
Forfeited	(77)
Outstanding, end of period	3,542
Exercisable, end of period	2,061

As of May 3, 2014, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $16.3 million with a weighted-average expense recognition period remaining of 2.2 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for DSW options granted in each of the periods presented:

	Three months ended
Assumptions:	May 3, 2014	May 4, 2013
Risk-free interest rate	1.9%	0.7%
Expected volatility of DSW common stock	45.8%	53.5%
Expected option term	5.4 years	4.7 years
Expected dividend yield	2.3%	1.2%
Other Data:
Weighted Average Grant Date Fair Value	$12.50	$12.85

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restricted Stock Units ("RSU")- The following table summarizes DSW’s RSU activity:

Three months ended
May 3, 2014
(in thousands)
Outstanding, beginning of period	381
Granted	77
Vested	(100)
Forfeited	(15)
Outstanding, end of period	343

As of May 3, 2014, the total compensation cost related to nonvested RSUs not yet recognized was approximately $6.6 million with a weighted average expense recognition period remaining of 2.3 years.

Performance-Based Restricted Stock Units ("PSU")- The following table summarizes DSW’s PSU activity:

Three months ended
May 3, 2014
(in thousands)
Outstanding, beginning of period	69
Granted	85
Vested	—
Forfeited	(5)
Outstanding, end of period	149

As of May 3, 2014, the total compensation cost related to nonvested PSUs not yet recognized was approximately $4.3 million with a weighted average expense recognition period remaining of 2.5 years .

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. The following table summarizes DSW’s director stock unit activity:

Three months ended
May 3, 2014
(in thousands)
Outstanding, beginning of period	330
Granted	3
Exercised	(1)
Outstanding, end of period	332

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     INVESTMENTS

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

	Short-term investments			Long-term investments
	May 3, 2014	February 1, 2014	May 4, 2013	May 3, 2014	February 1, 2014	May 4, 2013
Available-for-sale:	(in thousands)
Bonds	—	$22,050	$1,645	—	—	—

Held-to-maturity:
Term notes and bonds	$179,877	202,048	211,565	$235,411	$243,188	$134,127
Total investments	$179,877	$224,098	$213,210	$235,411	$243,188	$134,127

As of May 3, 2014, February 1, 2014 and May 4, 2013, short-term investments had gross holding gains of $0.1 million, $0.2 million and $0.2 million, respectively, and gross holding losses of $0.1 million, $0.1 million and $0.2 million, respectively. As of May 3, 2014, February 1, 2014 and May 4, 2013, long-term investments had gross holding gains of $0.6 million, $0.6 million and $0.2 million, respectively, and gross holding losses of $0.3 million, $0.4 million and $0.3 million, respectively.

7.     FAIR VALUE MEASUREMENTS

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

•	Level 3 inputs are unobservable inputs.

Financial Assets- The following table presents financial assets at fair value as of the periods presented:

	As of May 3, 2014			As of February 1, 2014			As of May 4, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:	(in thousands)
Cash and equivalents (a)	$132,900	$132,900	—	$112,021	$112,021	—	$82,405	$82,405	—
Short-term investments (b)	179,928	—	$179,928	224,167	—	$224,167	213,195	—	$213,195
Long-term investments (b)	235,717	—	235,717	243,373	—	243,373	134,024	—	134,024
Total financial assets	$548,545	$132,900	$415,645	$579,561	$112,021	$467,540	$429,624	$82,405	$347,219

There are no assets valued using level 3 inputs for the periods presented.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Non-Financial Assets- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. There were no significant non-recurring fair value measurements recorded for the three months ended May 3, 2014 or May 4, 2013.

8.     DEBT OBLIGATIONS

DSW $50 million Secured Credit Facility- On August 2, 2013, DSW entered into a $50 million secured revolving credit agreement (the "Credit Facility"), which has a term of 5 years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon DSW's request and the increase would be subject to lender availability, DSW's financial condition and compliance with covenants. The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated DSW's prior credit facility, dated June 30, 2010. The Credit Facility is secured by a lien on substantially all of DSW's personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for DSW's ongoing working capital requirements and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to DSW's management and the operation of DSW's business. These covenants, among other things, limit or restrict DSW's ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. The Credit Facility also requires that DSW meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. DSW paid $25.8 million for capital expenditures for the three months ended May 3, 2014.

As of May 3, 2014, February 1, 2014 and May 4, 2013, DSW had no outstanding borrowings under the facilities, had availability under the facilities of $49.5 million, $49.4 million and $89.4 million, respectively, and had outstanding letters of credit under the credit facilities of $0.5 million, $0.6 million and $10.6 million, respectively.

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

As of May 3, 2014 and February 1, 2014, DSW had $4.5 million and $5.6 million, respectively, in outstanding letters of credit and $6.4 million and $6.1 million in restricted cash on deposit under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

9.    PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following for the periods presented:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in thousands)
Land	$1,110	$1,110	$1,110
Furniture, fixtures and equipment	402,861	387,913	354,398
Buildings, building and leasehold improvements	334,501	325,340	299,235
Total property and equipment	738,472	714,363	654,743
Accumulated depreciation and amortization	(410,912)	(395,743)	(350,889)
Property and equipment, net	$327,560	$318,620	$303,854

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following for the periods presented:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in thousands)
Gift cards and merchandise credits	$33,909	$37,651	$30,339
Compensation	13,963	18,043	16,308
Taxes	20,450	13,581	21,782
Customer loyalty program	16,579	19,547	19,816
Other	35,582	26,875	41,173
Total accrued expenses	$120,483	$115,697	$129,418

11.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following for the periods presented:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in thousands)
Construction and tenant allowances	$80,763	$84,464	$73,917
Deferred rent	38,404	37,985	37,241
Other	18,246	15,849	16,076
Total non-current liabilities	$137,413	$138,298	$127,234

12.    SEGMENT REPORTING

The Company sells products through three channels: DSW stores, dsw.com and ABG. The reportable segments are the DSW segment, which includes the DSW stores and dsw.com sales channels, and the ABG segment. DSW has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million as of May 3, 2014, February 1, 2014 and May 4, 2013 is recorded in the DSW segment related to the DSW stores. In order to reconcile to the condensed consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses that are not attributable to the reportable segments, primarily related to assets and liabilities of the former Retail Ventures, Inc. operations.

	DSW segment	ABG segment	Other	Total
	(in thousands)
Three months ended May 3, 2014
Net sales	$558,866	$40,081	—	$598,947
Gross profit	178,251	9,754	—	188,005
Capital expenditures	25,180	223	—	25,403

Three months ended May 4, 2013
Net sales	$562,924	$38,438	—	$601,362
Gross profit	173,937	9,060	—	182,997
Capital expenditures	19,631	170	—	19,801

Total Assets
As of May 3, 2014	$1,344,090	$86,861	$394	$1,431,345
As of February 1, 2014	1,340,629	80,221	394	1,421,244
As of May 4, 2013	1,185,447	98,917	410	1,284,774

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. For the three months ended May 3, 2014 and May 4, 2013, the effective tax rate of 37.9% and 36.8%, respectively, reflects the impact of federal, state and local taxes.

14.    COMMITMENTS AND CONTINGENCIES

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

As of the effective time of the Merger, a subsidiary of DSW assumed the obligations under RVI’s guarantees related to the discontinued operations of Filene's Basement and Value City Department Stores. DSW may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to these discontinued operations. DSW records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the guarantee. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, DSW will recognize a reduction of the associated liability.

Filene’s Basement- Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for certain Filene’s Basement retail store locations for leases assumed by Syms Corp in its purchase of Filene’s Basement in fiscal 2009. As of May 3, 2014, the estimated liability was $3.3 million for the one remaining guarantee, which is described in more detail below:

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under the guarantee. DSW believes that the liability under the guarantee may be limited based on the ultimate disposition of the lease and/or the guarantee may not be enforceable. In April 2012, the landlord advised DSW that it had signed a lease with a tenant and asserted that DSW is responsible for shortfalls and rent while the space was unoccupied. In April 2013, the Court denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal were held in February 2014. The expected range of loss is from zero to $7.0 million.

Contractual Obligations- As of May 3, 2014, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were $1.9 million as of May 3, 2014. In addition, DSW has signed lease agreements for 25 new store locations expected to be opened in fiscal 2014, 2015 and 2016 with total annual rent of $8.2 million. In connection with the new lease agreements, DSW will receive a total of $12.3 million of tenant construction allowance reimbursements for expenditures at these locations.

15.    SUBSEQUENT EVENTS

Dividends- On May 28, 2014, DSW announced that the DSW Board of Directors declared a quarterly cash dividend of $0.1875 per share. The quarterly dividend will be paid on June 30, 2014 to shareholders of record at the close of business on June 20, 2014.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Purchase of Interest in Town Shoes - On May 9, 2014, DSW Inc. purchased for cash a 49.2% interest in Town Shoes Limited ("Town Shoes"), the largest footwear and accessories retailer in Canada, for CAD$75.5 million (or approximately USD$68.7 million based on the exchange rate). The interest in Town Shoes is comprised of an equity investment and a shareholder note, which earns payment-in-kind interest at 12%.

Town Shoes is the market leader in branded footwear in Canada, with sales of CAD$291 million in its fiscal year ending January 2014. Town operates 182 locations across Canada primarily under The Shoe Company, Shoe Warehouse and Town Shoes banners. Town Shoes was predominantly owned by Alberta Investment Management Corporation (“AIMCo”) on behalf of certain of its clients, and Callisto Capital (“Callisto”), a Canadian private equity firm. DSW Inc. purchased its initial stake from AIMCo and acquired additional shares from other minority shareholders as part of its initial investment.

Additionally, DSW Inc. will have the right to purchase the balance of Town Shoes from the remaining shareholders, including Callisto Capital, after four years at a pre-determined EBITDA multiple. Callisto, on behalf of itself and the remaining shareholders, has the right to put the balance of the company to DSW Inc. after three years at a pre-determined EBITDA multiple. DSW Inc.’s initial stake provides 50% voting control and board representation, both of which are equal to that of Callisto. The transaction will be recorded as an equity method investment.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

All references to “we,” “us,” “our,” “DSW” or the “Company” in this Annual Report on Form 10-Q mean DSW Inc. and its wholly owned subsidiaries, except where it is made clear that the term only means DSW Inc. DSW Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”).

Company Overview

DSW is the destination for fabulous brands at a great value every single day. With thousands of shoes for women and men in over 400 stores nationwide, DSW is about the delight of finding the perfect shoe at the perfect price. Our DSW stores average approximately 22,000 square feet and carry approximately 25,000 pairs of shoes. A large assortment of handbags and accessories also adds to DSW's breathtaking assortment. For an even bigger selection, shoe lovers can shop our shoephoria system in store or anytime at dsw.com (where kids’ shoes are available), making it convenient to explore the assortment that DSW has to offer. In addition, DSW Rewards means shopping comes with perks; members earn points towards certificates every time they purchase. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

At DSW, we are focused on providing the best shoe shopping experience possible. Through our Affiliated Business Group ("ABG"), we partner with three other retailers to help build and optimize their footwear businesses. From supplying product to supporting in-store experiences in 358 shoe departments, DSW helps these partners create a more complete fashion experience through DSW’s expertise.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in the DSW Form 10-K filed on March 27, 2014 and under “Part II, Item 1A. Risk Factors,” included in this Form 10-Q, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;

•	our success in executing our omni-channel strategy;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	disruption of our distribution and fulfillment operations;

•	continuation of supply agreements and the financial condition of our affiliated business partners;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to our information systems and data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our DSW Rewards program to drive traffic, sales and customer loyalty;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to our electronic processing of sensitive and confidential customer and associate data;

•	risks related to leases of our properties;

•	risks related to the realization of benefits related to our acquisition of an equity interest in Town Shoes, a leading shoe retailer in Canada;

•	foreign currency exchange risk;

•	risks related to our cash and investments; and

•	the realization of risks related to the Merger, including risks related to pre-merger Retail Ventures, Inc. guarantees of certain Filene’s Basement leases.

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

Results of Operations

DSW has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com sales channels, and the ABG segment. The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of operations:

	Three months ended
	May 3, 2014	May 4, 2013
Net sales	100.0%	100.0%
Cost of sales	(68.6)	(69.6)
Gross profit	31.4	30.4
Operating expenses	(21.2)	(21.4)
Operating profit	10.2	9.0
Interest income, net	0.2	0.1
Income before income taxes	10.4	9.1
Income tax provision	(3.9)	(3.4)
Net income	6.5%	5.7%

Overview. During the three months ended May 3, 2014, we generated a 3.7% decrease in comparable sales while total net sales remained relatively flat. Gross profit increased 100 basis points due to last year's luxury test sales, which was an expanded luxury assortment, partially offset by an increase in markdown activity in the current year.

In the first quarter of fiscal 2014, DSW announced several strategic initiatives. In April 2014, we announced that DSW will issue co-branded credit cards that allow DSW Rewards members to earn points at purchases at DSW stores and anywhere that Visa is accepted. We also announced that ABG will operate Yellow Box retail stores in premier shopping destinations. In May 2014, DSW acquired an interest in Town Shoes Limited ("Town Shoes"). Town Shoes operates locations across Canada under multiple banners.

THREE MONTHS ENDED MAY 3, 2014 COMPARED TO THREE MONTHS ENDED MAY 4, 2013

Net Sales. Net sales for the first quarter of fiscal 2014 remained relatively flat compared to the first quarter of fiscal 2013. The following table summarizes the net change in our net sales:

Three months ended May 3, 2014
(in millions)
Net sales for the three months ended May 4, 2013	$601.4
Decrease in comparable sales	(21.6)
Decrease from luxury test sales	(5.3)
Net increase from non-comparable and closed store sales	24.4
Net sales for the three months ended May 3, 2014	$598.9

The following table summarizes our net sales by reportable segment and in total:

	Three months ended
	May 3, 2014	May 4, 2013
	(in thousands)
DSW segment	$558,866	$562,924
ABG segment	40,081	38,438
Total DSW Inc.	$598,947	$601,362

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	May 3, 2014	May 4, 2013
DSW segment	(4.0)%	(2.4)%
ABG segment	0.9%	(1.7)%
DSW Inc.	(3.7)%	(2.4)%

Our decrease in total net sales for the DSW segment was a result of a decrease in comparable sales, partially offset by non-comparable sales growth. The calculation of comparable sales excludes net sales from our luxury test in the first quarter of fiscal 2013. We opened 14 new DSW stores this quarter, two of which were small format stores. The decrease in comparable sales was primarily a result of a decrease in customer traffic partially offset by an increase in customer conversion. DSW segment comparable sales decreased in women's footwear by 7%, decreased in athletic by 0.8%, and increased in men's and accessories by 1.9% and 4.5%, respectively.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales to 31.4% in the first quarter of fiscal 2014 from 30.4% in the first quarter of fiscal 2013. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	May 3, 2014	May 4, 2013
DSW segment	31.9%	30.9%
ABG segment	24.3%	23.6%
DSW Inc.	31.4%	30.4%

In the first quarter of fiscal 2013, DSW Inc. gross profit was negatively impacted by $16.5 million related to our luxury test, which was comprised of a sales benefit of $5.3 million offset by cost of sales of $21.8 million. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Three months ended
	May 3, 2014		May 4, 2013
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$188,005	31.4%	$182,997	30.4%
Less: impact of the luxury test	—	—%	16,507	3.1%
DSW Inc. gross profit excluding luxury test	$188,005	31.4%	$199,504	33.5%

For the DSW segment, the reconciliation of components of gross profit to merchandise margin excluding our luxury test as a percentage of net sales was:

	Three months ended
	May 3, 2014	May 4, 2013
DSW segment gross profit	31.9%	30.9%
Less: impact of the luxury test	—%	3.2%
DSW segment gross profit excluding luxury test	31.9%	34.1%

Store occupancy expense	10.8%	10.2%
Distribution and fulfillment expenses	2.1%	2.2%
DSW segment merchandise margin excluding luxury test	44.8%	46.5%

For the DSW segment, gross profit increased 100 basis points primarily as a result of inventory adjustments related to our luxury test in the first quarter of fiscal 2013. The luxury test did not impact gross profit percentage in the first quarter of fiscal 2014. Excluding the luxury test in the first quarter of fiscal 2013, gross profit decreased 220 basis points primarily as a result of markdown activity. Store occupancy expense deleveraged due to the decrease in comparable sales. Distribution and fulfillment expenses as a percentage of net sales remained flat for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

Gross profit for our ABG segment increased 70 basis points for the first quarter of fiscal 2014 primarily as a result of timing of regular price merchandise selling.

Operating Expenses. Operating expenses as a percentage of net sales were 21.2% and 21.4% for the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively. This 20 basis point decrease as a percentage of net sales over the comparable prior year period was primarily the result of a reduction in marketing and home office overhead partially offset by a deleverage of store expenses.

Interest Income, Net. Interest income, net for the first quarter of fiscal 2014 was relatively flat compared to the first quarter of fiscal 2013.

Income Taxes. Our effective tax rate for the first quarter of fiscal 2014 was 37.9%, compared to 36.8% for the first quarter of fiscal 2013. The effective tax rates for both periods presented reflect the impact of federal, state and local taxes.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. As of May 3, 2014, February 1, 2014 and May 4, 2013, net working capital was $550.7 million, $528.4 million and $535.5 million, respectively. As of May 3, 2014, February 1, 2014 and May 4, 2013, the current ratio was 3.0, 2.9 and 3.0, respectively.

Operating Cash Flows. For the three months ended May 3, 2014, our net cash provided by operations was $14.5 million compared to $42.3 million for the three months ended May 4, 2013 driven primarily by changes in working capital and the usage of net operating losses in fiscal 2013.

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

Investing Cash Flows. For the three months ended May 3, 2014, our net cash provided by investing activities was $23.1 million compared to net cash used in investing activities of $42.2 million for the three months ended May 4, 2013. During the three months ended May 3, 2014, we incurred $25.4 million for capital expenditures, of which $16.6 million related to stores and $8.8 million related to business infrastructure. During the three months ended May 3, 2014, we had net sales of short-term and long-term investments of $49.2 million compared to net purchases of short-term and long-term investments of $20.6 million during the three months ended May 4, 2013. DSW's net sales of short-term investments were to fund DSW's expected purchase of Town Shoes in May 2014.

We expect to spend approximately $120 million for capital expenditures in fiscal 2014. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We opened 14 new stores in the three months ended May 3, 2014, including two small format stores, and plan to open a total of 35 new stores in fiscal 2014, which may include up to four more small format stores. During fiscal 2013, the average investment required to open a typical new DSW store was approximately $1.7 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.8 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Cash Flows. For the three months ended May 3, 2014, our net cash used in financing activities was $16.8 million compared to net cash provided by financing activities of $1.2 million for the three months ended May 4, 2013. Net cash used in financing activities was primarily related to the payment of dividends for the three months ended May 3, 2014. Net cash provided by financing activities for the three months ended May 4, 2013 was primarily related to proceeds from the exercise of stock options. The first quarter dividend of fiscal 2013 was paid in the fourth quarter of 2012.

On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of May 3, 2014, we have repurchased 38,333 shares at a cost of $1.6 million under this program.

Our Credit Facility, Letter of Credit Agreement and other liquidity considerations are described more fully below:

$50 million Secured Credit Facility. On August 2, 2013, we entered into a $50 million secured revolving credit agreement (the "Credit Facility"), which has a term of 5 years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon DSW's request and the increase would be subject to lender availability, DSW's financial condition and compliance with covenants. The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated our prior credit facility, dated June 30, 2010. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. The Credit Facility also requires that we meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. We paid $25.8 million for capital expenditures for the three months ended May 3, 2014.

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

Contractual Obligations

We had outstanding letters of credit that totaled approximately $0.5 million, $0.6 million and $10.6 million as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively, under our previous Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.

As of May 3, 2014 and February 1, 2014, we had $4.5 million and $5.6 million, respectively, in outstanding letters of credit and $6.4 million and $6.1 million in restricted cash on deposit under the Letter of Credit Agreement.

As of May 3, 2014, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $1.9 million as of May 3, 2014. In addition, we have signed lease agreements for 25 new store locations expected to be opened during fiscal 2014, 2015 and 2016, with total annual rent of $8.2 million. In connection with the new lease agreements, we will receive a total of $12.3 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of May 3, 2014, we operated all of our stores and our fulfillment center from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on a lease by lease review at lease inception. We had no capital leases outstanding as of May 3, 2014, February 1, 2014 or May 4, 2013.

Off-Balance Sheet Arrangements

As of May 3, 2014, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

Proposed Accounting Standards

The Financial Accounting Standards Board periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 2 to the condensed consolidated financial statements for new accounting standards that will impact DSW.

Critical Accounting Policies and Estimates

As discussed in Notes 1 and 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

$50 Million Credit Facility and $50 Million Letter of Credit Agreement- As of May 3, 2014, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Foreign Currency Exchange Risk- With the acquisition of an equity interest in Town Shoes in the second quarter of fiscal 2014, we will be exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

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

Item 1A. Risk Factors.

The following risk factors supplement DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

DSW will be exposed to investment risk with the acquisition of an equity interest in Town Shoes.

In May 2014, DSW acquired a 49% equity interest in Town Shoes. DSW is exposed to risk of the success of the Town Shoes business. DSW is also exposed to risk of adverse reactions to the transaction or changes to business relationships; competitive responses; inability to maintain key personnel and changes in general economic conditions in Canada. If Town Shoes fails to perform to our expectations, it could have an adverse effect on our results of operations or financial condition.

DSW will be exposed to foreign currency risk with the acquisition of an equity interest in Town Shoes.

We are exposed to foreign currency exchange risk through our equity in Town Shoes' earnings and the shareholder note that we hold. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. None.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

DSW made no purchases of its Common Shares during the three months ended May 3, 2014, excluding shares withheld for the vesting of restricted stock units. These shares withheld are summarized in the table below (in thousands, except per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
February 2, 2014 to March 1, 2014	—		—	$98,400
March 2, 2014 to April 5, 2014	36	$37.61	—	98,400
April 6, 2014 to May 3, 2014	—		—	98,400
	36	$37.61	—	$98,400

$100 Million Share Repurchase Program- On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of May 3, 2014, we have repurchased 38,333 shares at a cost of $1.6 million under this program, with a remainder of $98.4 million that may yet be purchased under the program.

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

Item 5.    Other Information. None.

Item 6.    Exhibits. See Index to Exhibits on page 25.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DSW INC.
(Registrant)

Date:	June 6, 2014	By:	/s/ Mary Meixelsperger
Mary Meixelsperger
Senior Vice President and Chief Financial Officer
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