Form 10-Q
period 2014-08-02
DSW Inc.
filed 2014-09-05
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014

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

The number of outstanding Class A Common Shares, without par value, as of August 29, 2014 was 81,387,222 and Class B Common Shares, without par value, as of August 29, 2014 was 7,733,177.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$587,096	$562,063	$1,186,043	$1,163,425
Cost of sales	(415,192)	(378,621)	(826,134)	(796,986)
Operating expenses	(118,594)	(129,461)	(245,348)	(258,172)
Operating profit	53,310	53,981	114,561	108,267
Interest expense	(96)	(207)	(165)	(424)
Interest income	731	688	1,758	1,245
Interest income, net	635	481	1,593	821
Income from continuing operations before income taxes and income from Town Shoes	53,945	54,462	116,154	109,088
Income tax provision	(20,824)	(20,742)	(44,394)	(40,853)
Income from Town Shoes	849	—	849	—
Income from continuing operations	33,970	33,720	72,609	68,235
Income from discontinued operations, net of tax	358	—	358	—
Net income	$34,328	$33,720	$72,967	$68,235

Basic and diluted earnings per share:
Basic earnings per share from continuing operations	$0.38	$0.37	$0.80	$0.76
Diluted earnings per share from continuing operations	$0.37	$0.37	$0.79	$0.74
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic earnings per share	$0.38	$0.37	$0.81	$0.76
Diluted earnings per share	$0.38	$0.37	$0.80	$0.74

Shares used in per share calculations:
Basic shares	90,120	90,380	90,472	90,248
Diluted shares	91,126	91,796	91,618	91,678

Other comprehensive income (loss):
Foreign currency translation	$(89)	—	$(89)	—
Change in minimum pension liability, net of taxes of $0 and $5,289, respectively	—	$8,758	—	$8,758
Comprehensive income	$34,239	$42,478	$72,878	$76,993

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
Cash and equivalents	$87,406	$112,021	$68,929
Short-term investments	151,647	224,098	200,238
Accounts receivable, net	27,855	26,593	21,716
Accounts receivable from related parties	13	53	26
Inventories	414,988	397,768	404,512
Prepaid expenses and other current assets	51,577	34,072	38,173
Prepaid rent to related parties	938	29	943
Deferred income taxes	22,331	18,130	42,368
Total current assets	756,755	812,764	776,905

Property and equipment, net	331,269	318,620	310,374
Long-term investments	225,972	243,188	230,599
Goodwill	25,899	25,899	25,899
Deferred income taxes	12,466	11,587	14,366
Prepaid rent to related parties	722	514	—
Investment in Town Shoes	24,788	—	—
Note receivable from Town Shoes	47,755	—	—
Other assets	8,141	8,672	8,030
Total assets	$1,433,767	$1,421,244	$1,366,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$192,341	$167,949	$175,806
Accounts payable to related parties	658	756	819
Accrued expenses	107,123	115,697	127,151
Total current liabilities	300,122	284,402	303,776

Non-current liabilities	142,479	138,298	131,657

Commitments and contingencies	—	—	—

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000, 250,000 and 170,000 Class A Common Shares authorized, respectively; 83,419, 83,071 and 73,326 issued; 81,383, 83,033 and 73,326 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733, 7,733 and 17,168 issued and outstanding, respectively	899,404	890,698	881,761
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost, 2,036, 38 and 0 outstanding, respectively	(56,776)	(1,600)	—
Retained earnings	173,620	134,439	73,972
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(89)	—	—
Total shareholders’ equity	991,166	998,544	930,740
Total liabilities and shareholders’ equity	$1,433,767	$1,421,244	$1,366,173
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive income (loss)	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital	Treasury shares
Balance, February 2, 2013	72,564	17,460	—	$872,026	$—	$16,991	$(21,680)	$(8,758)	$858,579

Net income	—	—	—	—	—	68,235	—	—	68,235
Stock-based compensation expense, before related tax effects	—	—	—	4,282	—	—	—	—	4,282
Stock units granted	30	—	—	1,069	—	—	—	—	1,069
Exercise of stock options, net of settlement of taxes	364	—	—	3,317	—	—	—	—	3,317
Vesting of restricted stock units, net of settlement of taxes	76	—	—	(1,560)	—	—	—	—	(1,560)
Excess tax benefits related to stock-based compensation	—	—	—	2,627	—	—	—	—	2,627
Tax effect of basis difference related to acquisition of commonly controlled entity	—	—	—	—	—	—	(3,313)	—	(3,313)
Exchange of Class B Common Shares for Class A Common Shares	898	(898)	—	—	—	—	—	—	—
Exchange of Class A Common Shares for Class B Common Shares	(606)	606	—	—	—	—	—	—	—
Payment of dividends ($0.125 per share)	—	—	—	—	—	(11,254)	—	—	(11,254)
Change in minimum pension liability	—	—	—	—	—	—	—	(177)	(177)
Settlement of pension plan, net of taxes of $5,289	—	—	—	—	—	—	—	8,935	8,935

Balance, August 3, 2013	73,326	17,168	—	$881,761	$—	$73,972	$(24,993)	$—	$930,740

Balance, February 1, 2014	83,033	7,733	38	$890,698	$(1,600)	$134,439	$(24,993)	$—	$998,544

Net income	—	—	—	—	—	72,967	—	—	72,967
Stock-based compensation expense, before related tax effects	—	—	—	5,104	—	—	—	—	5,104
Stock units granted	45	—	—	1,163	—	—	—	—	1,163
Exercise of stock options	236	—	—	2,965	—	—	—	—	2,965
Vesting of restricted stock units, net of settlement of taxes	67	—	—	(1,424)	—	—	—	—	(1,424)
Repurchase of Class A Common Shares	(1,998)	—	1,998	—	(55,176)	—	—	—	(55,176)
Excess tax benefits related to stock-based compensation	—	—	—	898	—	—	—	—	898
Foreign currency translation	—	—	—	—	—	—	—	(89)	(89)
Payment of dividends ($0.375 per share)	—	—	—	—	—	(33,786)	—	—	(33,786)

Balance, August 2, 2014	81,383	7,733	2,036	$899,404	$(56,776)	$173,620	$(24,993)	$(89)	$991,166

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income	$72,967	$68,235
Less: Income from discontinued operations, net of tax	358	—
Income from continuing operations	$72,609	$68,235

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	33,923	33,079
Stock-based compensation expense	6,267	5,351
Deferred income taxes	(5,080)	14,817
Income from Town Shoes	(849)	—
Loss on disposal of long-lived assets	299	404
Impairment of long-lived assets	1,266	—
Amortization of investment discounts and premiums	5,173	4,816
Excess tax benefits related to stock-based compensation	(898)	(2,627)
Settlement of pension plan	—	14,224

Change in working capital, assets and liabilities:
Accounts receivable, net	(1,222)	5,042
Inventories	(17,220)	(10,718)
Prepaid expenses and other current assets	(14,637)	(18,478)
Accounts payable	24,341	24,745
Accrued expenses	(7,881)	8,409
Other	1,648	(229)
Net cash and equivalents provided by operating activities from continuing operations	$97,739	$147,070

Cash flows from investing activities:
Cash paid for property and equipment	(47,974)	(45,266)
Purchases of available-for-sale investments	(4,805)	(2,590)
Purchases of held-to-maturity investments	(53,726)	(251,261)
Maturities and sales of available-for-sale investments	26,855	26,870
Maturities of held-to-maturity investments	119,229	120,121
Increase in restricted cash	(3,985)	—
Equity investment in Town Shoes	(25,187)	—
Purchase of note receivable from Town Shoes	(46,596)	—
Net cash and equivalents (used in) investing activities from continuing operations	$(36,189)	$(152,126)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,965	3,317
Cash remitted by DSW to satisfy income tax withholding for shares withheld related to restricted stock unit vesting and net-settled stock option exercises	(1,424)	(1,560)
Cash paid for treasury shares	(55,176)	—
Debt issuance costs	—	(242)
Dividends paid	(33,786)	(11,254)
Excess tax benefits related to stock-based compensation	898	2,627
Net cash and equivalents (used in) financing activities from continuing operations	$(86,523)	$(7,112)

Cash flows from discontinued operations:
Operating activities	$358	$—

	Six months ended
	August 2, 2014	August 3, 2013
Net increase in cash and equivalents from discontinued operations	$358	$—

Net (decrease) in cash and equivalents from continuing operations	(24,973)	(12,168)
Cash and equivalents, beginning of period	112,021	81,097
Cash and equivalents, end of period	$87,406	$68,929

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$39,483	$11,349
Proceeds from construction and tenant allowances	$8,468	$13,874

Non-cash investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$5,800	$5,326

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

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group ("ABG") segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids. As of August 2, 2014, DSW operated a total of 410 DSW stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During the six months ended August 2, 2014, DSW opened 16 new DSW stores.

DSW also partners with four other retailers to help build and optimize their footwear businesses. As of August 2, 2014, DSW supplied merchandise to 264 Stein Mart stores and the Stein Mart e-commerce website, 97 Gordmans stores, and one Frugal Fannie’s store. During the six months ended August 2, 2014, DSW added 13 new shoe departments and ceased operations in 6 shoe departments. In April 2014, ABG announced that it will conceptualize, design and operate Yellow Box retail stores, which will offer core fashion sandals, flats, dress shoes, boots and exclusive products. ABG plans to open Yellow Box stores in premier shopping destinations throughout the United States, with the initial phase commencing with three to five store openings in 2014. DSW opened one Yellow Box store in the second quarter of fiscal 2014.

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with DSW’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2014 (the “2013 Annual Report”). In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of DSW and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States Dollars ("USD"), unless otherwise noted.

2.     INVESTMENT IN TOWN SHOES LIMITED

On May 12, 2014, DSW announced the closing of its equity investment in Town Shoes Limited ("Town Shoes"), the largest branded footwear and accessories retailer in Canada, for $75.1 million Canadian dollars ("CAD") ($68.9 million USD). DSW Inc. acquired a 49.2% interest in Town Shoes from certain clients of Alberta Investment Management Corporation and other minority shareholders. DSW Inc.'s initial stake provides 50% voting control and board representation equal to the primary remaining shareholder, Callisto Capital. Additionally, DSW Inc. will have the right to purchase the balance of Town Shoes from the remaining shareholders, including Callisto Capital, after four years at a pre-determined earnings before interest, tax, depreciation and amortization ("EBITDA") multiple. Callisto, on behalf of itself and the remaining shareholders, has the right to put the balance of the company to DSW Inc. after three years at a pre-determined EBITDA multiple.

Equity Method Investment in Town Shoes- DSW accounts for its investment in Town Shoes, where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, DSW recognizes its share of Town Shoes' net income or loss. The difference between DSW's purchase price and DSW's interest in Town Shoes' underlying net equity is comprised of intangible assets with both definite and indefinite lives. The definite lived assets are favorable and unfavorable leases that are being amortized over the lives of the leases. DSW’s share of net income or loss of Town Shoes, DSW's payment-in-kind interest from the note receivable from Town Shoes and amortization of the definite lived intangible assets are included in Income from Town Shoes on the consolidated statements of operations and comprehensive income. Related income tax effects are included in the provision for income taxes. DSW’s investment in Town Shoes is required to be tested for impairment if there is determined to be an other than temporary loss in value.

DSW's investment in Town Shoes includes the cash paid for Town Shoes of $22.3 million and the transaction costs related to the investment of $2.9 million for total cash paid of $25.2 million. The investment in Town Shoes was reduced by DSW's portion of Town Shoes' net income or loss for the quarter and the amount of amortization of the definite lived intangible assets for the second quarter of fiscal 2014. The note receivable was purchased for $46.6 million and includes the payment-in-kind interest accrued to date, including the interest income for the second quarter of fiscal 2014 and foreign currency remeasurement. The note is an unsecured subordinated note that was issued on February 14, 2012 that earns payment-in-kind interest at 12% and matures on February 14, 2022.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

License Agreement- In May 2014, DSW entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. Town Shoes pays DSW a royalty fee based on a percentage of net sales. The first two stores opened in August 2014.

3.     SIGNIFICANT ACCOUNTING POLICIES

A description of DSW's significant accounting policies is included in DSW's 2013 Annual Report.

Co-Branded Credit Card- On April 30, 2014, DSW began to issue co-branded credit cards under a seven year agreement with an issuing bank, which allows members to earn points through purchases at DSW stores and anywhere that Visa is accepted. DSW provides marketing support for the co-branded credit card program. The issuing bank is the sole owner of the credit card accounts.

The revenue under this agreement is recorded in net sales. DSW received an upfront signing bonus from the issuing bank, which is recognized on a straight-line basis over the expected life of the relationship. DSW receives ongoing payments from the issuing bank for new accounts activated as well as payments for usage of the cards, which will be recognized over the life of the relationship on a cumulative catch-up basis.

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

Foreign Currency Translation and Remeasurement- In anticipation of the equity investment in Town Shoes, DSW purchased $75 million CAD, which equated to approximately $69 million USD at the purchase date. As DSW's functional currency is USD, the purchase of CAD resulted in a foreign currency exchange gain of $0.6 million. Gains or losses resulting from foreign currency transactions are included in operating expenses, whereas related translation adjustments are reported as an element of other comprehensive income, both of which are included in the condensed consolidated statements of operations and comprehensive income.

The note receivable and the payment-in-kind interest from Town Shoes are denominated in CAD. The functional and reporting currency of Town Shoes is CAD. As USD is the functional currency of the entity that holds DSW's investment in and note receivable from Town Shoes, DSW is required to remeasure these balances into USD balances. The income from Town Shoes was remeasured into USD at the average exchange rate for the period. The note receivable from Town Shoes was remeasured in USD at the exchange rate prevailing at the balance sheet date. As DSW has designated the note receivable from Town Shoes as an investment of a long-term investment nature, DSW records gains and losses arising from changes in exchange rates in comprehensive income.

Recent Accounting Pronouncements- In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board released a standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods. DSW is currently in process of evaluating the impact of the new standard on its financial statements and disclosures.
In June 2014, the FASB issued final guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under Accounting Standards Codification ("ASC") 718, Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation costs for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for all entities for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. DSW will not be affected by this guidance as DSW currently accounts for these awards in a manner consistent with the new guidance.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of August 2, 2014, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW Board of Directors, and members of his family, owned approximately 17% of DSW’s outstanding Common Shares representing approximately 49% of the combined voting power of DSW’s outstanding Common Shares. As of August 2, 2014, the Schottenstein Affiliates beneficially owned 7.7 million Class A Common Shares and 7.7 million Class B Common Shares.

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

	Three months ended		Six months ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

	(in thousands)
Basic shares	90,120	90,380	90,472	90,248
Assumed exercise of dilutive stock options	836	1,210	952	1,212
Assumed exercise of dilutive RSUs and PSUs	170	206	194	218
Diluted shares	91,126	91,796	91,618	91,678

Options, RSUs and PSUs- For the three and six months ended August 2, 2014 and August 3, 2013, the amount of potential common shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 1.4 million and 0.9 million for the three months ended, respectively, and 1.2 million and 0.9 million for the six months ended, respectively.

Shareholders' Equity- On May 29, 2013, DSW announced that its Board of Directors had authorized the Company to extend the share repurchase program of up to $100 million of DSW Common Shares. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. During the six months ended August 2, 2014, DSW repurchased 2.0 million Class A Common Shares at a cost of $55.2 million. As of August 2, 2014, DSW has repurchased a total of 2.0 million Class A Common Shares at a cost of $56.8 million.

Two-for-One Stock Split- On October 14, 2013, the shareholders of DSW approved a two-for-one stock split of DSW's Common Shares. The stock split became effective on November 4, 2013 and provided for the issuance of one Class A Common Share for each Class A and Class B Common Share outstanding.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     STOCK-BASED COMPENSATION

The DSW 2005 Equity Incentive Plan ("the 2005 Plan") provides for the issuance of equity awards to purchase up to 11.2 million DSW Common Shares. The 2005 Plan covers stock options, RSUs, PSUs and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the 2005 Plan generally remain exercisable for a period of ten years from the date of grant. In June 2014, DSW shareholders approved the 2014 Equity Incentive Plan ("the 2014 Plan") which provides for the issuance of an additional 8.5 million shares of our Class A Common Shares. DSW will begin issuing shares under the 2014 Plan after the 2005 Plan expires in fiscal 2015.

Stock-Based Compensation Expense- The following table summarizes DSW's stock-based compensation expense:

	Six months ended
	August 2, 2014	August 3, 2013

	(in thousands)
Stock Options	$3,315	$3,154
Restricted Stock Units	1,225	919
Performance-Based Restricted Stock Units	564	209
Director Stock Units	1,163	1,069
Total	$6,267	$5,351

Stock Options- The following table summarizes DSW’s stock option activity:

Six months ended
August 2, 2014
(in thousands)
Outstanding, beginning of period	3,347
Granted	407
Exercised	(236)
Forfeited	(100)
Outstanding, end of period	3,418
Exercisable, end of period	1,953

As of August 2, 2014, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $14.8 million with a weighted-average expense recognition period remaining of 2.1 years. The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for DSW options granted in each of the periods presented:

	Six months ended
Assumptions:	August 2, 2014	August 3, 2013
Risk-free interest rate	1.9%	0.7%
Expected volatility of DSW common stock	45.7%	53.4%
Expected option term	5.3 years	4.7 years
Expected dividend yield	2.3%	1.3%
Other Data:
Weighted average grant date fair value	$12.41	$12.85

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restricted Stock Units ("RSU")- The following table summarizes DSW’s RSU activity:

Six months ended
August 2, 2014
(in thousands)
Outstanding, beginning of period	381
Granted	83
Vested	(105)
Forfeited	(23)
Outstanding, end of period	336

As of August 2, 2014, the total compensation cost related to nonvested RSUs not yet recognized was approximately $5.9 million with a weighted-average expense recognition period remaining of 2.0 years.

Performance-Based Restricted Stock Units ("PSU")- The following table summarizes DSW’s PSU activity:

Six months ended
August 2, 2014
(in thousands)
Outstanding, beginning of period	69
Granted	86
Vested	—
Forfeited	(5)
Outstanding, end of period	150

As of August 2, 2014, the total compensation cost related to nonvested PSUs not yet recognized was approximately $4.0 million with a weighted-average expense recognition period remaining of 2.3 years.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. The following table summarizes DSW’s director stock unit activity:

Six months ended
August 2, 2014
(in thousands)
Outstanding, beginning of period	330
Granted	45
Exercised	(19)
Outstanding, end of period	356

Stock Appreciation Rights (“SARs”)- The 2005 Plan also covers the issuance of SARs. DSW entered into a SARs agreement with a non-employee on June 16, 2014, whereas DSW granted a total of 0.5 million SARs in two equal tranches with respect to DSW’s Class A Common Shares. The SARs have an expiration date of June 15, 2017, and will vest and become exercisable on the second anniversary of the Grant Date. Each SAR entitles the Participant to receive, upon exercise, an amount in cash equal to the excess of the reported closing price of a Class A Common Share on the date of exercise over the applicable Exercise Price. The exercise price per the First Tranche SAR is $25.24 and the exercise price per the Second Tranche SAR is $27.38. For the six months ended August 2, 2014, the total expense related to SARs was approximately $0.2 million.

Under ASC 505-50, Equity-Based Payments to Non-Employees, share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued. DSW estimated the initial fair value of the SARs using the Black-Scholes model and remeasures the SARs each period using the Black-Scholes model. The SARs are classified as share-based liabilities as the instruments are required to be settled in cash. As the instruments are required to be settled in cash, the instruments are not included in diluted shares for the purposes of calculating earnings per share. The compensation expense of the SARs will be recognized over the vesting period as that is the period that

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

DSW is receiving the services. After the vesting period is complete, DSW will continue to remeasure the SARs using the Black-Scholes model as the instruments become subject to ASC 815, Derivatives and Hedging.

7.     INVESTMENTS

The majority of DSW’s available-for-sale investments were primarily municipal bonds with renewal dates of every 7 days. Held-to-maturity investments are primarily corporate bonds, municipal bonds and municipal term notes and are held at amortized cost, which approximates fair value. Long-term investments have maturities longer than one year but shorter than three years and are classified as held-to-maturity. DSW accounts for its purchases of investments on the trade date of the investment. The following table discloses the major categories of DSW’s investments as of the periods presented:

	Short-term investments			Long-term investments
	August 2, 2014	February 1, 2014	August 3, 2013	August 2, 2014	February 1, 2014	August 3, 2013

Available-for-sale:	(in thousands)
Bonds	—	$22,050	—	—	—	—

Held-to-maturity:
Term notes and bonds	$151,647	202,048	$200,238	$225,972	$243,188	$230,599
Total investments	$151,647	$224,098	$200,238	$225,972	$243,188	$230,599

As of August 2, 2014, February 1, 2014 and August 3, 2013, short-term investments had gross holding gains of $0.1 million, $0.2 million and $0.2 million, respectively, and gross holding losses of less than $0.1 million, $0.1 million and $0.1 million, respectively. As of August 2, 2014, February 1, 2014 and August 3, 2013, long-term investments had gross holding gains of $0.6 million, $0.6 million and $0.1 million, respectively, and gross holding losses of $0.2 million, $0.4 million and $1.1 million, respectively.

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

•	Level 3 inputs are unobservable inputs.

Financial Assets- The following table presents financial assets at fair value as of the periods presented:

	As of August 2, 2014			As of February 1, 2014			As of August 3, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2

Financial assets:	(in thousands)
Cash and equivalents (a)	$87,406	$87,406	—	$112,021	$112,021	—	$68,929	$68,929	—
Short-term investments (b)	151,718	—	$151,718	224,167	—	$224,167	200,398	—	$200,398
Long-term investments (b)	226,461	—	226,461	243,373	—	243,373	229,590	—	229,590
Note receivable from Town Shoes (c)	47,755	—	47,755	—	—	—	—	—	—
Total financial assets	$513,340	$87,406	$425,934	$579,561	$112,021	$467,540	$498,917	$68,929	$429,988

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

There are no financial assets valued using level 3 inputs for the periods presented.

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

(c) The shareholder note is valued based on similar assets in active markets.

Non-Financial Assets- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite-lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. For the six months ended August 2, 2014, there were impairments of $1.3 million recorded in cost of sales related to three stores, where the future expected cash flows will not recover the carrying amount of their long-lived assets. In two of the stores, DSW determined that the carrying value exceeded the expected future cash flows and recorded partial impairments after determining fair value based on the discounted future cash flow analysis using a discount rate determined by management (level 3 inputs). The remaining carrying value of the assets used in the stores, net of the related tenant allowance, subsequent to the impairment is $1.3 million as of August 2, 2014. For the third store, DSW recorded a full impairment, net of the related tenant allowance. There were no significant non-recurring fair value measurements recorded for the six months ended August 3, 2013.

9.     DEBT OBLIGATIONS

DSW $50 Million Secured Credit Facility- On August 2, 2013, DSW entered into a $50 million secured revolving credit agreement (the "Credit Facility"), which has a term of 5 years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon DSW's request and the increase would be subject to lender availability, DSW's financial condition and compliance with covenants. The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated DSW's prior credit facility, dated June 30, 2010. The Credit Facility is secured by a lien on substantially all of DSW's personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for DSW's ongoing working capital requirements and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to DSW's management and the operation of DSW's business. These covenants, among other things, limit or restrict DSW's ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. The Credit Facility also requires that DSW meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. DSW paid $48.0 million for capital expenditures for the six months ended August 2, 2014.

As of August 2, 2014, February 1, 2014 and August 3, 2013, DSW had no outstanding borrowings under the facility and had availability under the facility of $50.0 million, $49.4 million and $33.9 million, respectively. DSW had no outstanding letters of credit under the credit facility as of August 2, 2014, and DSW had letters of credit of $0.6 million and $16.1 million under the credit facility as of February 1, 2014 and August 3, 2013, respectively.

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

As of August 2, 2014 and February 1, 2014, DSW had $7.3 million and $5.6 million, respectively, in outstanding letters of credit and $10.1 million and $6.1 million, respectively, in restricted cash on deposit under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following for the periods presented:

	August 2, 2014	February 1, 2014	August 3, 2013

	(in thousands)
Land	$1,110	$1,110	$1,110
Furniture, fixtures and equipment	413,014	387,913	366,605
Buildings, building and leasehold improvements	340,923	325,340	309,599
Total property and equipment	755,047	714,363	677,314
Accumulated depreciation and amortization	(423,778)	(395,743)	(366,940)
Property and equipment, net	$331,269	$318,620	$310,374

11.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following for the periods presented:

	August 2, 2014	February 1, 2014	August 3, 2013

	(in thousands)
Gift cards and merchandise credits	$33,158	$37,651	$30,007
Compensation	8,463	18,043	13,509
Taxes	18,742	13,581	33,540
Customer loyalty program	15,566	19,547	20,195
Other	31,194	26,875	29,900
Total accrued expenses	$107,123	$115,697	$127,151

12.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following for the periods presented:

	August 2, 2014	February 1, 2014	August 3, 2013

	(in thousands)
Construction and tenant allowances	$86,726	$84,464	$78,668
Deferred rent	38,159	37,985	37,304
Other	17,594	15,849	15,685
Total non-current liabilities	$142,479	$138,298	$131,657

13.    SEGMENT REPORTING

The reportable segments are the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. DSW has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million as of August 2, 2014, February 1, 2014 and August 3, 2013 is recorded in the DSW segment related to the DSW stores. In order to reconcile to the condensed consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses of the former Retail Ventures, Inc. ("Retail Ventures" or "RVI") (see Note 15) and the equity investment in Town Shoes (see Note 2).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	DSW segment	ABG segment	Other	Total

	(in thousands)
Three months ended August 2, 2014
Net sales	$553,814	$33,282	—	$587,096
Gross profit	166,080	5,824	—	171,904
Capital expenditures	21,602	1,131	—	22,733

Three months ended August 3, 2013
Net sales	$530,921	$31,142	—	$562,063
Gross profit	177,524	5,918	—	183,442
Capital expenditures	23,349	68	—	23,417

Six months ended August 2, 2014
Net sales	$1,112,680	$73,363	—	$1,186,043
Gross profit	344,331	15,578	—	359,909
Capital expenditures	46,782	1,354	—	48,136

Six months ended August 3, 2013
Net sales	$1,093,845	$69,580	—	$1,163,425
Gross profit	351,461	14,978	—	366,439
Capital expenditures	42,980	238	—	43,218

Total Assets
As of August 2, 2014	$1,265,670	$95,155	$72,942	$1,433,767
As of February 1, 2014	1,340,629	80,221	394	1,421,244
As of August 3, 2013	1,265,807	99,970	396	1,366,173

14.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. For the three and six months ended August 2, 2014, the effective tax rate of 38.0% and 37.9%, respectively, reflects the impact of federal, state and local, and foreign taxes. For the three and six months ended August 3, 2013, the effective tax rate of 38.1% and 37.4%, respectively, reflects the impact of federal, state and local taxes.

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

Merger with Retail Ventures, Inc. ("the Merger")- On May 26, 2011, Retail Ventures merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder of each outstanding RVI common share properly and timely elected to receive a like amount of DSW Class B Common Shares.

As of the effective time of the Merger, a subsidiary of DSW assumed the obligations under RVI’s guarantees related to the discontinued operations of Filene's Basement and Value City Department Stores. In the second quarter of fiscal 2014, the Company received $1.1 million from the final distribution from the Filene's Basement bankruptcy debtor's estates related to Filene's Basement's bankruptcy in 2009, a portion of which was related to discontinued operations. DSW may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to these

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

discontinued operations. DSW records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, DSW records the most likely estimated liability related to the guarantee. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, DSW will recognize a reduction of the associated liability.

Filene’s Basement- Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for certain Filene’s Basement retail store locations for leases assumed by Syms Corp in its purchase of Filene’s Basement in fiscal 2009. As of August 2, 2014, the estimated liability was $3.3 million for the one remaining guarantee, which is described in more detail below:

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

Contractual Obligations- As of August 2, 2014, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were $6.0 million as of August 2, 2014. In addition, DSW has signed lease agreements for 37 new DSW store locations, expected to be opened in fiscal 2014, 2015 and 2016, and 2 Yellow Box store locations, expected to be opened in fiscal 2014, with total annual rent of $11.9 million. In connection with the new lease agreements, DSW will receive a total of $18.0 million of construction and tenant allowance reimbursements for expenditures at these locations.

16.    PENSION PLAN

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

The following table provides additional detail regarding the composition of and reclassification adjustments out of accumulated other comprehensive loss for the period presented:

	Six months ended August 3, 2013	Location on Condensed Consolidated Statement of Operations and Comprehensive Income

	(in thousands)
Beginning Balance	$(8,758)

Reclassification to net income due to settlement of the pension plan	14,224	Operating expenses
Tax benefit of the settlement of the pension plan	(5,289)	Income tax provision
Change in minimum pension liability	(177)	Operating expenses

Ending balance	$—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    SUBSEQUENT EVENTS

Dividends- On August 26, 2014, DSW announced that the DSW Board of Directors declared a quarterly cash dividend of $0.1875 per share. The quarterly dividend will be paid on September 30, 2014 to shareholders of record at the close of business on September 19, 2014.

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

At DSW, we are focused on providing the best shoe shopping experience possible. Through our Affiliated Business Group ("ABG"), we partner with four other retailers to help build and optimize their footwear businesses. From supplying product to supporting in-store experiences in 362 shoe departments and one Yellow Box store, DSW helps these partners create a more complete fashion experience through DSW’s expertise.

DSW also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada, with sales of $291 million CAD in its fiscal year ending January 2014. As of August 2, 2014, Town Shoes operated 184 locations across Canada primarily under The Shoe Company, Shoe Warehouse and Town Shoes banners.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in the DSW Form 10-K filed on March 27, 2014 and under “Part II, Item 1A. Risk Factors,” included in the DSW Form 10-Q filed on June 6, 2014, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;

•	our success in executing our omni-channel initiative;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	disruption of our distribution and fulfillment operations;

•	continuation of supply agreements and the financial condition of our affiliated business partners;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to our information systems and data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our DSW Rewards program to drive traffic, sales and customer loyalty;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to our electronic processing of sensitive and confidential customer and associate data;

•	risks related to leases of our properties;

•	risks related to the realization of benefits related to our equity investment in Town Shoes, a leading branded shoe retailer in Canada;

•	foreign currency exchange risk;

•	risks related to our cash and investments; and

•	the realization of risks related to the merger with Retail Ventures, Inc. ("RVI"), including risks related to pre-merger RVI guarantees of certain Filene’s Basement leases.

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

Results of Operations

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of operations and comprehensive income:

	Three months ended		Six months ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(70.7)	(67.4)	(69.7)	(68.5)
Gross profit	29.3	32.6	30.3	31.5
Operating expenses	(20.2)	(23.0)	(20.7)	(22.2)
Operating profit	9.1	9.6	9.6	9.3
Interest income, net	0.1	0.1	0.1	0.1
Income from continuing operations before income taxes and income from Town Shoes	9.2	9.7	9.7	9.4
Income tax provision	(3.5)	(3.7)	(3.7)	(3.5)
Income from Town Shoes	0.1	—	0.1	—
Income from continuing operations	5.8	6.0	6.1	5.9
Income from discontinued operations, net of tax	0.1	—	—	—
Net income	5.9%	6.0%	6.1%	5.9%

Overview. Our net income for the six months ended August 2, 2014 was $73.0 million, or $0.80 per share, which includes a benefit of $0.01 per share related to income from RVI. This compares against last year’s net income of $68.2 million, or $0.74 per share, which included charges from our luxury test and from the settlement of RVI’s pension plan.

During the six months ended August 2, 2014, we experienced a 1.5% decrease in comparable sales, but we generated an increase in total net sales. Gross profit decreased 120 basis points due to an increase in markdown activity in the current year. In the second quarter of fiscal 2014, we moved slower selling merchandise into clearance, focused on value pricing for key items and increased our closeout penetration to improve sales.

Our omni-channel initiative continues to be a key focus. It is a fundamental change in how DSW conducts business. As a result, our organization is expanding its definition of assortment, value and convenience. We have developed a new advertising campaign for the fall season to focus on our assortment and value. Customer engagement continues to be a focus as we enhance associate training to better engage with customers. In the second quarter, we piloted our new assortment planning tool to better localize assortment and plan to have all footwear categories on assortment planning by year end of fiscal 2014.

In the first quarter of fiscal 2014, we announced several strategic initiatives outside of our core business. In April 2014, we announced that DSW will issue co-branded credit cards that allow DSW Rewards members to earn points with purchases at DSW stores and anywhere that Visa is accepted. We also announced that ABG will operate Yellow Box retail stores in premier shopping destinations. DSW also made an equity investment in Town Shoes, the leading branded footwear retailer in Canada in May 2014.

THREE MONTHS ENDED AUGUST 2, 2014 COMPARED TO THREE MONTHS ENDED AUGUST 3, 2013

Net Sales. Net sales for the second quarter of fiscal 2014 increased 4.5% compared to the second quarter of fiscal 2013. The following table summarizes the net change in our net sales (in millions):

Net sales for the three months ended August 3, 2013	$562.1
Increase in comparable sales	4.6
Decrease from luxury test sales	(3.8)
Net increase from non-comparable and closed store sales	24.2
Net sales for the three months ended August 2, 2014	$587.1

The following table summarizes our net sales by reportable segment and in total:

	Three months ended
	August 2, 2014	August 3, 2013

	(in thousands)
DSW segment	$553,814	$530,921
ABG segment	33,282	31,142
Total DSW Inc.	$587,096	$562,063

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	August 2, 2014	August 3, 2013
DSW segment	0.8%	4.4%
ABG segment	2.5%	4.3%
DSW Inc.	0.8%	4.4%

Our increase in total net sales for the DSW segment was a result of non-comparable sales growth, in addition to an increase in comparable sales. The calculation of comparable sales excludes net sales from our luxury test in the second quarter of fiscal 2013. We opened 2 new DSW stores this quarter, one of which was a small format store. The increase in comparable sales was primarily a result of an increase in customer conversion, partially offset by a decrease in customer traffic. DSW segment comparable sales decreased in women's footwear by 1.6%, and increased in athletic, men's and accessories by 2.0%, 1.9% and 12.5%, respectively.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 29.3% in the second quarter of fiscal 2014 from 32.6% in the second quarter of fiscal 2013. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	August 2, 2014	August 3, 2013
DSW segment	30.0%	33.4%
ABG segment	17.5%	19.0%
DSW Inc.	29.3%	32.6%

In the second quarter of fiscal 2013, our luxury test negatively impacted DSW Inc. gross profit by $1.9 million, which was comprised of a sales benefit of $3.8 million offset by cost of sales of $5.7 million. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Three months ended
	August 2, 2014		August 3, 2013
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$171,904	29.3%	$183,442	32.6%
Less: impact of the luxury test	—	—%	(1,911)	(0.6)%
DSW Inc. gross profit excluding the luxury test	$171,904	29.3%	$185,353	33.2%

For the DSW segment, the reconciliation of components of gross profit to merchandise margin excluding our luxury test as a percentage of net sales was:

	Three months ended
	August 2, 2014	August 3, 2013
DSW segment gross profit	30.0%	33.4%
Less: impact of the luxury test	—%	(0.6)%
DSW segment gross profit excluding the luxury test	30.0%	34.0%

Store occupancy expense	11.3%	10.9%
Distribution and fulfillment expenses	2.1%	1.8%
DSW segment merchandise margin excluding the luxury test	43.4%	46.7%

Excluding the luxury test in the second quarter of fiscal 2013, gross profit decreased primarily as a result of markdowns due to current year clearance activity and lower than average clearance activity in the prior year and shipping expenses related to our charge/send system, which ships from stores to customers. The increase in store occupancy expense as a percentage of net sales is primarily a result of store impairments of $1.3 million, as well as sales deleverage.

Gross profit for our ABG segment decreased for the second quarter of fiscal 2014 primarily as a result of markdown activity.

Operating Expenses. Operating expenses as a percentage of net sales were 20.2% and 23.0% for the second quarter of fiscal 2014 and the second quarter of fiscal 2013, respectively. This decrease as a percentage of net sales over the comparable prior year period was primarily the result of the settlement of RVI's pension plan that occurred in fiscal 2013 and reduced incentive compensation in fiscal 2014.

Interest Income, Net. Interest income, net for the second quarter of fiscal 2014 was relatively flat compared to the second quarter of fiscal 2013.

Income from Town Shoes. Income from Town Shoes includes interest on the shareholder note offset by a loss in Town Shoes' operations.

Income from Discontinued Operations. Income from discontinued operations is due to the final distribution from the Filene's Basement debtor's estates.

Income Taxes. Our effective tax rate for the second quarter of fiscal 2014 was 38.0%, compared to 38.1% for the second quarter of fiscal 2013. The effective tax rate for the second quarter of fiscal 2014 reflects the impact of federal, state and local, and foreign taxes, whereas the effective tax rate for the second quarter of fiscal 2013 reflects the impact of federal, state and local taxes.

SIX MONTHS ENDED AUGUST 2, 2014 COMPARED TO SIX MONTHS ENDED AUGUST 3, 2013

Net Sales. Net sales for the six months ended August 2, 2014 increased 1.9% compared to the six months ended August 3, 2013. The following table summarizes the net change in our net sales (in millions):

Net sales for the six months ended August 3, 2013	$1,163.4
Decrease in comparable sales	(17.0)
Decrease from luxury test sales	(9.1)
Net increase from non-comparable and closed store sales	48.7
Net sales for the six months ended August 2, 2014	$1,186.0

The following table summarizes our net sales by reportable segment and in total:

	Six months ended
	August 2, 2014	August 3, 2013

	(in thousands)
DSW segment	$1,112,680	$1,093,845
ABG segment	73,363	69,580
Total DSW Inc.	$1,186,043	$1,163,425

The following table summarizes our comparable sales change by reportable segment and in total:

	Six months ended
	August 2, 2014	August 3, 2013
DSW segment	(1.7)%	0.8%
ABG segment	1.6%	0.9%
DSW Inc.	(1.5)%	0.8%

Our increase in total net sales for the DSW segment was a result of non-comparable sales growth, partially offset by a decrease in comparable sales. The calculation of comparable sales excludes net sales from our luxury test in fiscal 2013. For the six months ended August 2, 2014, we opened 16 new DSW stores, three of which were small format stores. The decrease in comparable sales was primarily a result of a decrease in customer traffic partially offset by an increase in customer conversion. DSW segment comparable sales decreased in women's footwear by 4.6%, increased in athletic by 0.6%, and increased in men's and accessories by 1.9% and 8.4%, respectively.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 30.3% in the six months ended August 2, 2014 from 31.5% in the six months ended August 3, 2013. By reportable segment and in total, gross profit as a percentage of net sales was:

	Six months ended
	August 2, 2014	August 3, 2013
DSW segment	30.9%	32.1%
ABG segment	21.2%	21.5%
DSW Inc.	30.3%	31.5%

For the six months ended August 3, 2013, our luxury test negatively impacted DSW Inc. gross profit by $18.4 million, which was comprised of a sales benefit of $9.1 million offset by cost of sales of $27.5 million.

For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Six months ended
	August 2, 2014		August 3, 2013
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$359,909	30.3%	$366,439	31.5%
Less: impact of the luxury test	—	—%	(18,418)	(1.8)%
DSW Inc. gross profit excluding the luxury test	$359,909	30.3%	$384,857	33.3%

For the DSW segment, the reconciliation of components of gross profit to merchandise margin excluding our luxury test as a percentage of net sales was:

	Six months ended
	August 2, 2014	August 3, 2013
DSW segment gross profit	30.9%	32.1%
Less: impact of the luxury test	—%	(2.0)%
DSW segment gross profit excluding the luxury test	30.9%	34.1%

Store occupancy expense	11.1%	10.5%
Distribution and fulfillment expenses	2.1%	2.0%
DSW segment merchandise margin excluding the luxury test	44.1%	46.6%

Excluding the luxury test in the six months ended August 3, 2013, gross profit decreased primarily as a result of markdowns due to current year clearance activity and lower than average clearance activity in the prior year and shipping expenses related to our charge/send system, which ships from stores to customers. Store occupancy expense deleveraged due to the decrease in comparable sales and store impairment.

Gross profit for our ABG segment remained relatively flat for the six months ended August 2, 2014.

Operating Expenses. Operating expenses as a percentage of net sales were 20.7% and 22.2% for the six months ended August 2, 2014 and the six months ended August 3, 2013, respectively. This decrease as a percentage of net sales over the comparable prior year period was primarily the result of the settlement of RVI's pension plan that occurred in fiscal 2013 and reduced incentive compensation in fiscal 2014.

Income from Town Shoes. Income from Town Shoes includes interest on the shareholder note offset by a loss in Town Shoes' operations.

Income from Discontinued Operations. Income from discontinued operations is due to the final distribution from the Filene's Basement debtor's estates.

Interest Income, Net. Interest income, net for the six months ended August 2, 2014 was relatively flat compared to the six months ended August 3, 2013.

Income Taxes. Our effective tax rate for the six months ended August 2, 2014 was 37.9%, compared to 37.4% for the six months ended August 3, 2013. The effective tax rate for the six months ended August 2, 2014 reflects the impact of federal, state and local, and foreign taxes, whereas the effective tax rate for the six months ended August 3, 2013 reflects the impact of federal, state and local taxes.

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

Liquidity and Capital Resources

Overview. Our primary ongoing cash flow requirements are for inventory purchases, capital expenditures made in connection with our growth strategy, improving our information technology systems, the remodeling of existing stores and business infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from DSW's operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures related to projected business growth and continue payments of dividends to our shareholders.

Net Working Capital. Net working capital is defined as current assets less current liabilities. As of August 2, 2014, February 1, 2014 and August 3, 2013, net working capital was $456.6 million, $528.4 million and $473.1 million, respectively. As of August 2, 2014, February 1, 2014 and August 3, 2013, the current ratio was 2.5, 2.9 and 2.6, respectively.

Operating Cash Flows. For the six months ended August 2, 2014, our net cash provided by operations was $97.7 million compared to $147.1 million for the six months ended August 3, 2013 with the change driven primarily by changes in working capital and the usage of net operating losses in fiscal 2013.

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

Investing Cash Flows. For the six months ended August 2, 2014, our net cash used in investing activities was $36.2 million compared to net cash used in investing activities of $152.1 million for the six months ended August 3, 2013. During the six months ended August 2, 2014, we incurred $48.1 million for capital expenditures, of which $29.4 million related to new stores and remodels and $18.7 million related to business infrastructure. During the six months ended August 2, 2014, we had net sales of short-term and long-term investments of $87.6 million compared to net purchases of short-term and long-term investments of $106.9 million during the six months ended August 3, 2013. DSW's net sales of short-term investments primarily were to fund DSW's equity investment in Town Shoes in May 2014.

We expect to spend approximately $120 million for capital expenditures in fiscal 2014. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We opened 16 new stores in the six months ended August 2, 2014, including three small format stores, and plan to open a total of 35 new stores in fiscal 2014, which may include up to four more small format stores. During fiscal 2013, the average investment required to open a typical new DSW store was approximately $1.7 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.8 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Cash Flows. For the six months ended August 2, 2014, our net cash used in financing activities was $86.5 million compared to net cash used in financing activities of $7.1 million for the six months ended August 3, 2013. Net cash used in financing activities was primarily related to the payment of dividends and the repurchase of common shares under the DSW share repurchase program for the six months ended August 2, 2014. Net cash used in financing activities for the six months ended August 3, 2013 was primarily related to the payment of dividends, which was partially offset by proceeds received from the exercise of stock options.

On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of August 2, 2014, we have repurchased a total of 2.0 million Class A Common Shares at a cost of $56.8 million under this program.

Our Credit Facility, Letter of Credit Agreement and other liquidity considerations are described more fully below:

$50 Million Secured Credit Facility. On August 2, 2013, we entered into a $50 million secured revolving credit agreement (the "Credit Facility"), which has a term of 5 years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon DSW's request and the increase would be subject to lender availability, DSW's financial condition and compliance with covenants. The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated our prior credit facility, dated June 30, 2010. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. The Credit Facility also requires that we meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. We paid $48.0 million for capital expenditures for the six months ended August 2, 2014.

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

Contractual Obligations

We had outstanding letters of credit that totaled approximately $0.6 million and $16.1 million as of February 1, 2014 and August 3, 2013, respectively, under our previous Credit Facility. If certain conditions are met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, we do not expect to make any significant payment outside of the terms set forth in these arrangements.

As of August 2, 2014 and February 1, 2014, we had $7.3 million and $5.6 million, respectively, in outstanding letters of credit and $10.1 million and $6.1 million, respectively, in restricted cash on deposit under the Letter of Credit Agreement.

As of August 2, 2014, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $6.0 million as of August 2, 2014. In addition, we have signed lease agreements for 37 new DSW store locations, expected to be opened in fiscal 2014, 2015 and 2016, and 2 Yellow Box store locations, expected to be opened in fiscal 2014, with total annual rent of $11.9 million. In connection with the new lease agreements, we will receive a total of $18.0 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of August 2, 2014, we operated all of our stores and our fulfillment center from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on a lease by lease review at lease inception. We had no capital leases outstanding as of August 2, 2014, February 1, 2014 or August 3, 2013.

Off-Balance Sheet Arrangements

As of August 2, 2014, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

Proposed Accounting Standards

The Financial Accounting Standards Board periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the condensed consolidated financial statements for new accounting standards that will impact DSW.

Critical Accounting Policies and Estimates

As discussed in Notes 1, 2 and 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Cash and Equivalents and Investments- Our cash and equivalents have maturities of 90 days or less. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also have investments in various short-term and long-term investments. Our available-for-sale investments generally renew every 7 days, but have longer maturities, and we also have held-to-maturity investments that have terms greater than 365 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their term to maturity and thus may limit our ability to invest in higher income investments.

$50 Million Credit Facility and $50 Million Letter of Credit Agreement- As of August 2, 2014, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Foreign Currency Exchange Risk- As a result of our equity investment in Town Shoes in the second quarter of fiscal 2014, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

A description of the Company's legal proceedings is set forth in Part I, Item 3 of our last Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 1A. Risk Factors.

A description of the Company's risk factors is included in the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 2014. The risk factors noted therein supplement DSW’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. None.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

$100 Million Share Repurchase Program- On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of August 2, 2014, we have repurchased a total of 2.0 million Class A Common Shares at a cost of $56.8 million under this program, with a remainder of $43.2 million that may yet be purchased under the program. The shares withheld and repurchased are summarized in the table below (in thousands, except per share amounts):

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced programs (c)	Approximate dollar value of shares that may yet be purchased under the programs
May 4, 2014 to May 31, 2014	—		—	$98,400
June 1, 2014 to July 5, 2014	2,001	$27.40	1,998	43,200
July 6, 2014 to August 2, 2014	—		—	43,200
	2,001	$27.40	1,998	$43,200

(a) The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

(b) The average price paid per share includes any broker commissions.

(c) For additional share repurchase program information, see Note 5 to the Condensed Consolidated Financial Statements included in Item 1. Financial Statements.

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

Item 5.    Other Information. None.

Item 6.    Exhibits. See Index to Exhibits on page 30.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DSW INC.
(Registrant)

Date:	September 5, 2014	By:	/s/ Mary Meixelsperger
Mary Meixelsperger
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation of DSW Inc. dated November 1, 2013. Incorporated by reference to Exhibit 3.1 to DSW's Form 8-K (file no. 001-32545) filed November 4, 2013.
3.2		Amended and Restated Code of Regulations of DSW Inc. Incorporated by reference to Exhibit 3.2 to DSW's Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1		Specimen Class A Common Shares certificate. Incorporated by reference to Exhibit 4.1 to DSW's Form 10-K (file no. 001-32545) filed April 13, 2006.
10.1	*	Summary of Director Compensation
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer
101	*	XBRL Instance Documents
* Filed herewith