Form 10-Q
period 2014-11-01
DSW Inc.
filed 2014-12-05
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014

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

The number of outstanding Class A Common Shares, without par value, as of November 29, 2014 was 80,493,690 and Class B Common Shares, without par value, as of November 29, 2014 was 7,733,177.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$669,872	$632,976	$1,855,915	$1,796,401
Cost of sales	(451,315)	(420,106)	(1,277,449)	(1,217,092)
Operating expenses	(138,860)	(124,614)	(384,208)	(382,786)
Operating profit	79,697	88,256	194,258	196,523
Interest expense	(190)	(93)	(355)	(517)
Interest income	790	1,129	2,548	2,374
Interest income, net	600	1,036	2,193	1,857
Income from continuing operations before income taxes and income from Town Shoes	80,297	89,292	196,451	198,380
Income tax provision	(31,792)	(34,331)	(76,186)	(75,184)
Income from Town Shoes	1,049	—	1,898	—
Income from continuing operations	49,554	54,961	122,163	123,196
Income from discontinued operations, net of tax	—	—	358	—
Net income	$49,554	$54,961	$122,521	$123,196

Basic and diluted earnings per share:
Basic earnings per share from continuing operations	$0.56	$0.61	$1.36	$1.36
Diluted earnings per share from continuing operations	$0.55	$0.60	$1.34	$1.34
Basic earnings per share from discontinued operations	—	—	$0.00	—
Diluted earnings per share from discontinued operations	—	—	$0.00	—
Basic earnings per share	$0.56	$0.61	$1.36	$1.36
Diluted earnings per share	$0.55	$0.60	$1.35	$1.34

Shares used in per share calculations:
Basic shares	88,781	90,645	89,909	90,380
Diluted shares	89,810	92,090	91,014	91,813

Other comprehensive income (loss):
Foreign currency translation	$(1,072)	—	$(1,161)	—
Change in minimum pension liability, net of taxes of $0, $0, $0 and $5,289, respectively	—	—	—	$8,758
Comprehensive income	$48,482	$54,961	$121,360	$131,954

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
Cash and equivalents	$96,394	$112,021	$86,909
Short-term investments	128,381	224,098	195,248
Accounts receivable, net	26,528	26,593	23,833
Accounts receivable from related parties	82	53	20
Inventories	486,260	397,768	424,066
Prepaid expenses and other current assets	26,566	34,072	39,949
Prepaid rent to related parties	—	29	1,137
Deferred income taxes	23,486	18,130	24,343
Total current assets	787,697	812,764	795,505

Property and equipment, net	338,227	318,620	316,542
Long-term investments	202,259	243,188	234,748
Goodwill	25,899	25,899	25,899
Deferred income taxes	14,643	11,587	10,562
Prepaid rent to related parties	758	514	—
Investment in Town Shoes	24,838	—	—
Note receivable from Town Shoes	47,819	—	—
Other assets	8,092	8,672	8,518
Total assets	$1,450,232	$1,421,244	$1,391,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$185,181	$167,949	$146,418
Accounts payable to related parties	750	756	682
Accrued expenses	125,885	115,697	130,612
Total current liabilities	311,816	284,402	277,712

Non-current liabilities	142,540	138,298	132,844

Commitments and contingencies	—	—	—

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000 Class A Common Shares authorized; 83,484, 83,071 and 75,255 issued, respectively; 80,448, 83,033 and 75,255 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733, 7,733 and 15,466 issued and outstanding, respectively	902,440	890,698	888,575
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost; 3,036, 38 and 0 outstanding, respectively	(86,938)	(1,600)	—
Retained earnings	206,528	134,439	117,636
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(1,161)	—	—
Total shareholders’ equity	995,876	998,544	981,218
Total liabilities and shareholders’ equity	$1,450,232	$1,421,244	$1,391,774
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive income (loss)	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital	Treasury shares
Balance, February 2, 2013	72,564	17,460	—	$872,026	$—	$16,991	$(21,680)	$(8,758)	$858,579

Net income	—	—	—	—	—	123,196	—	—	123,196
Stock-based compensation expense, before related tax effects	—	—	—	6,243	—	—	—	—	6,243
Stock units granted	32	—	—	1,109	—	—	—	—	1,109
Exercise of stock options	586	—	—	6,009	—	—	—	—	6,009
Vesting of restricted stock units, net of settlement of taxes	79	—	—	(1,620)	—	—	—	—	(1,620)
Excess tax benefits related to stock-based compensation	—	—	—	4,808	—	—	—	—	4,808
Tax effect of basis difference related to acquisition of commonly controlled entity	—	—	—	—	—	—	(3,313)	—	(3,313)
Exchange of Class B Common Shares for Class A Common Shares	2,600	(2,600)	—	—	—	—	—	—	—
Exchange of Class A Common Shares for Class B Common Shares	(606)	606	—	—	—	—	—	—	—
Payment of dividends ($0.25 per share)	—	—	—	—	—	(22,551)	—	—	(22,551)
Change in minimum pension liability	—	—	—	—	—	—	—	(177)	(177)
Settlement of pension plan, net of taxes of $5,289	—	—	—	—	—	—	—	8,935	8,935

Balance, November 2, 2013	75,255	15,466	—	$888,575	$—	$117,636	$(24,993)	$—	$981,218

Balance, February 1, 2014	83,033	7,733	38	$890,698	$(1,600)	$134,439	$(24,993)	$—	$998,544

Net income	—	—	—	—	—	122,521	—	—	122,521
Stock-based compensation expense, before related tax effects	—	—	—	7,261	—	—	—	—	7,261
Stock units granted	49	—	—	1,205	—	—	—	—	1,205
Exercise of stock options	290	—	—	3,280	—	—	—	—	3,280
Vesting of restricted stock units, net of settlement of taxes	74	—	—	(1,649)	—	—	—	—	(1,649)
Repurchase of Class A Common Shares	(2,998)	—	2,998	—	(85,338)	—	—	—	(85,338)
Excess tax benefits related to stock-based compensation	—	—	—	1,645	—	—	—	—	1,645
Foreign currency translation	—	—	—	—	—	—	—	(1,161)	(1,161)
Payment of dividends ($0.5625 per share)	—	—	—	—	—	(50,432)	—	—	(50,432)

Balance, November 1, 2014	80,448	7,733	3,036	$902,440	$(86,938)	$206,528	$(24,993)	$(1,161)	$995,876

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net income	$122,521	$123,196
Less: Income from discontinued operations, net of tax	358	—
Income from continuing operations	$122,163	$123,196

Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	50,762	48,881
Stock-based compensation expense	8,466	7,352
Deferred income taxes	(8,412)	36,646
Income from Town Shoes	(1,898)	—
Loss on disposal of long-lived assets	821	759
Impairment of long-lived assets	4,975	—
Amortization of investment discounts and premiums	7,413	7,620
Excess tax benefits related to stock-based compensation	(1,645)	(4,808)
Settlement of pension plan	—	14,224

Change in working capital, assets and liabilities:
Accounts receivable, net	36	2,930
Inventories	(88,492)	(30,272)
Prepaid expenses and other current assets	7,189	(14,648)
Accounts payable	15,340	(4,441)
Accrued expenses	10,244	16,299
Other	4,529	423
Net cash and equivalents provided by operating activities from continuing operations	$131,491	$204,161

Cash flows from investing activities:
Cash paid for property and equipment	(72,399)	(67,480)
Purchases of available-for-sale investments	(4,805)	(4,590)
Purchases of held-to-maturity investments	(78,622)	(300,260)
Maturities and sales of available-for-sale investments	26,855	28,870
Maturities of held-to-maturity investments	185,805	167,157
Decrease (increase) in restricted cash	102	(5,800)
Equity investment in Town Shoes	(25,322)	—
Purchase of note receivable from Town Shoes	(46,596)	—
Net cash and equivalents used in investing activities from continuing operations	$(14,982)	$(182,103)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,280	6,009
Cash remitted by DSW to satisfy income tax withholding for shares withheld related to restricted stock unit vesting	(1,649)	(1,620)
Cash paid for treasury shares	(85,338)	—
Debt issuance costs	—	(242)
Dividends paid	(50,432)	(22,551)
Excess tax benefits related to stock-based compensation	1,645	4,808
Net cash and equivalents used in financing activities from continuing operations	$(132,494)	$(13,596)

	Nine months ended
	November 1, 2014	November 2, 2013
Cash flows from discontinued operations:
Operating activities	$358	$(2,650)
Net increase (decrease) in cash and equivalents from discontinued operations	$358	$(2,650)

Net (decrease) increase in cash and equivalents from continuing operations	(15,985)	8,462
Cash and equivalents, beginning of period	112,021	81,097
Cash and equivalents, end of period	$96,394	$86,909

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$62,554	$35,483
Proceeds from construction and tenant allowances	$13,599	$18,396

Non-cash investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$9,116	$5,389

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

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group ("ABG") segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids. As of November 1, 2014, DSW operated a total of 431 DSW stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During the nine months ended November 1, 2014, DSW opened 37 new DSW stores.

DSW, through its ABG segment, also partners with four other retailers to help build and optimize their footwear businesses. As of November 1, 2014, ABG supplied merchandise to 267 Stein Mart stores and the Stein Mart e-commerce website, 98 Gordmans stores, and one Frugal Fannie’s store. During the nine months ended November 1, 2014, ABG added 24 new shoe departments and ceased operations in 11 shoe departments. In April 2014, ABG announced that it will conceptualize, design and operate Yellow Box retail stores, which will offer core fashion sandals, flats, dress shoes, boots and exclusive products. ABG plans to open Yellow Box stores in premier shopping destinations throughout the United States, with the initial phase commencing with four store openings in 2014. During the nine months ended November 1, 2014, ABG opened three Yellow Box stores.

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with DSW’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2014 (the “2013 Annual Report”). In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated interim financial statements include the accounts of DSW and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States Dollars ("USD"), unless otherwise noted.

2.     INVESTMENT IN TOWN SHOES LIMITED

On May 12, 2014, DSW completed its initial closing of its equity investment in Town Shoes Limited ("Town Shoes"), the largest branded footwear and accessories retailer in Canada, for $75.1 million Canadian dollars ("CAD") ($68.9 million USD). DSW acquired a 49.2% interest in Town Shoes from certain clients of Alberta Investment Management Corporation and other minority shareholders. DSW's initial stake provides 50% voting control and board representation equal to the primary remaining shareholder, Callisto Capital. Additionally, DSW will have the right to purchase the balance of Town Shoes from the remaining shareholders, including Callisto Capital, after four years at a pre-determined earnings before interest, tax, depreciation and amortization ("EBITDA") multiple. Callisto, on behalf of itself and the remaining shareholders, has the right to put the balance of the company to DSW after three years at a pre-determined EBITDA multiple.

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

DSW's investment in Town Shoes includes the cash paid for Town Shoes of $22.3 million and the transaction costs related to the investment of $3.0 million for total cash paid of $25.3 million. The investment in Town Shoes was reduced by DSW's portion of Town Shoes' net income or loss for the quarter and the amount of amortization of the definite lived intangible assets for the third quarter of fiscal 2014. The note receivable was purchased for $46.6 million and includes the payment-in-kind interest accrued to date, including the interest income for the second and third quarters of fiscal 2014 and foreign currency remeasurement. The note is an unsecured subordinated note that was issued on February 14, 2012 that earns payment-in-kind interest at 12% and matures on February 14, 2022.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

License Agreement- In May 2014, DSW entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. Town Shoes pays DSW a royalty fee based on a percentage of net sales. The first two Canadian DSW stores opened in August 2014.

3.     SIGNIFICANT ACCOUNTING POLICIES

A description of DSW's significant accounting policies is included in DSW's 2013 Annual Report. The following policies represent new or updates to significant accounting policies.

Co-Branded Credit Card- On April 30, 2014, DSW began to issue co-branded credit cards under a seven year agreement with an issuing bank, which allows members to earn points through purchases at DSW stores and anywhere that Visa is accepted. DSW provides marketing support for the co-branded credit card program. The issuing bank is the sole owner of the credit card accounts.

The revenue under this agreement is recorded in net sales. DSW received an upfront signing bonus from the issuing bank, which is recognized on a straight-line basis over the life of the relationship. DSW receives ongoing payments from the issuing bank for new accounts activated as well as payments for usage of the cards, which will be recognized over the life of the relationship on a cumulative catch-up basis.

Consistent with the current accounting for the customer loyalty program, costs associated with rewards points and certificates are accrued as the points are earned by the cardholder and are recorded in cost of sales. Administrative costs related to the co-branded credit card program, including payroll, store expenses, marketing expenses, depreciation and other direct costs, are recorded in operating expenses.

Foreign Currency Translation and Remeasurement- In anticipation of the equity investment in Town Shoes, DSW purchased $75 million CAD, which equated to approximately $69 million USD at the purchase date. As DSW's functional currency is USD, the purchase of CAD resulted in a foreign currency exchange gain of $0.6 million at the purchase date of Town Shoes. Gains or losses resulting from foreign currency transactions are included in operating expenses, whereas translation adjustments are reported as an element of other comprehensive income, both of which are included in the condensed consolidated statements of operations and comprehensive income.

The note receivable and the payment-in-kind interest from Town Shoes are denominated in CAD. The functional and reporting currency of Town Shoes is CAD. As USD is the functional currency of the entity that holds DSW's investment in and note receivable from Town Shoes, DSW is required to remeasure these balances into USD balances. Each quarter, the income or loss from Town Shoes is remeasured into USD at the average exchange rate for the period. The note receivable from Town Shoes is remeasured in USD at the exchange rate prevailing at the balance sheet date. As DSW has designated the note receivable from Town Shoes as an investment of a long-term investment nature, DSW records gains and losses arising from changes in exchange rates in comprehensive income.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of November 1, 2014, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW Board of Directors, and members of his family, owned approximately 17% of DSW’s outstanding Common Shares representing approximately 49% of the combined voting power of DSW’s outstanding Common Shares. As of November 1, 2014, the Schottenstein Affiliates beneficially owned 7.6 million Class A Common Shares and 7.7 million Class B Common Shares.

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

	Three months ended		Nine months ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)
Basic shares	88,781	90,645	89,909	90,380
Assumed exercise of dilutive stock options	846	1,216	915	1,211
Assumed exercise of dilutive RSUs and PSUs	183	229	190	222
Diluted shares	89,810	92,090	91,014	91,813

Options, RSUs and PSUs- For the three and nine months ended November 1, 2014 and November 2, 2013, the number of potential common shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 1.3 million and 0.4 million for the three months ended, respectively, and 1.3 million and 0.8 million for the nine months ended, respectively.

Shareholders' Equity- On May 29, 2013, DSW announced that its Board of Directors had authorized the Company to extend the share repurchase program of up to $100 million of DSW Common Shares. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. During the nine months ended November 1, 2014, DSW repurchased 3.0 million Class A Common Shares at a cost of $85.3 million. Life to date, DSW has repurchased a total of 3.0 million Class A Common Shares at a cost of $86.9 million. See Note 17 for discussion of the additional authorization that was approved in November 2014.

Two-for-One Stock Split- On October 14, 2013, the shareholders of DSW approved a two-for-one stock split of DSW's Common Shares. The stock split became effective on November 4, 2013 and provided for the issuance of one Class A Common Share for each Class A and Class B Common Share outstanding.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     STOCK-BASED COMPENSATION

The DSW 2005 Equity Incentive Plan ("the 2005 Plan") provides for the issuance of equity awards up to 11.2 million DSW Common Shares. The 2005 Plan covers stock options, RSUs, PSUs and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the 2005 Plan generally remain exercisable for a period of ten years from the date of grant. In June 2014, DSW shareholders approved the 2014 Equity Incentive Plan ("the 2014 Plan") which provides for the issuance of an additional 8.5 million shares of DSW Class A Common Shares. DSW will begin issuing shares under the 2014 Plan after the 2005 Plan expires in fiscal 2015.

Stock-Based Compensation Expense- The following table summarizes DSW's stock-based compensation expense:

	Nine months ended
	November 1, 2014	November 2, 2013
	(in thousands)
Stock Options	$4,606	$4,529
Restricted Stock Units	1,724	1,358
Performance-Based Restricted Stock Units	931	356
Director Stock Units	1,205	1,109
Total	$8,466	$7,352

Stock Options- The following table summarizes DSW’s stock option activity:

Nine months ended
November 1, 2014
(in thousands)
Outstanding, beginning of period	3,347
Granted	502
Exercised	(289)
Forfeited	(135)
Outstanding, end of period	3,425
Exercisable, end of period	1,897

As of November 1, 2014, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $14.2 million with a weighted average expense recognition period remaining of 2.0 years. The following table illustrates the weighted average assumptions used in the Black-Scholes pricing model for DSW stock options granted in each of the periods presented:

	Nine months ended
Assumptions:	November 1, 2014	November 2, 2013
Risk-free interest rate	1.8%	0.7%
Expected volatility of DSW common stock	44.5%	53.4%
Expected option term	5.4 years	4.7 years
Expected dividend yield	2.3%	1.3%
Other Data:
Weighted average grant date fair value	$11.82	$12.85

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restricted Stock Units ("RSU")- The following table summarizes DSW’s RSU activity:

Nine months ended
November 1, 2014
(in thousands)
Outstanding, beginning of period	381
Granted	99
Vested	(118)
Forfeited	(29)
Outstanding, end of period	333

As of November 1, 2014, the total compensation cost related to nonvested RSUs not yet recognized was approximately $5.7 million with a weighted average expense recognition period remaining of 1.9 years.

Performance-Based Restricted Stock Units ("PSU")- The following table summarizes DSW’s PSU activity:

Nine months ended
November 1, 2014
(in thousands)
Outstanding, beginning of period	69
Granted	110
Vested	—
Forfeited	(5)
Outstanding, end of period	174

As of November 1, 2014, the total compensation cost related to nonvested PSUs not yet recognized was approximately $4.4 million with a weighted average expense recognition period remaining of 1.9 years.

Director Stock Units- DSW issues stock units to directors who are not employees of DSW. The following table summarizes DSW’s director stock unit activity:

Nine months ended
November 1, 2014
(in thousands)
Outstanding, beginning of period	330
Granted	49
Exercised	(21)
Outstanding, end of period	358

Stock Appreciation Rights (“SARs”)- The 2005 Plan also covers the issuance of SARs. DSW entered into a SARs agreement with a non-employee on June 16, 2014, whereas DSW granted a total of 0.5 million SARs in two equal tranches with respect to DSW’s Class A Common Shares. The SARs have an expiration date of June 15, 2017, and will vest and become exercisable on the earlier of the one year anniversary of contract termination or the second anniversary of the Grant Date. Each SAR entitles the participant to receive, upon exercise, an amount in cash equal to the excess of the reported closing price of a Class A Common Share on the date of exercise over the applicable exercise price. The exercise price per the First Tranche SAR is $25.24 and the exercise price per the Second Tranche SAR is $27.38. For the nine months ended November 1, 2014, the total expense related to SARs was approximately $0.6 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The fair value of the SARs was estimated using the Black-Scholes pricing model with the following assumptions for the period presented:

Assumptions:	As of November 1, 2014
Risk-free interest rate	0.7%
Expected volatility of DSW common stock	26.7%
Expected term	2.6 years
Expected dividend yield	2.3%

Under ASC 505-50, Equity-Based Payments to Non-Employees, share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued. DSW estimated the initial fair value of the SARs using the Black-Scholes model and remeasures the SARs each period using the Black-Scholes model. The SARs are classified as share-based liabilities as the instruments are required to be settled in cash. The instruments are not included in diluted shares for the purposes of calculating earnings per share. The compensation expense of the SARs will be recognized over the vesting period as that is the period that DSW is receiving the services. After the vesting period is complete, DSW will continue to remeasure the SARs using the Black-Scholes model as the instruments become subject to ASC 815, Derivatives and Hedging.

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

	Short-term investments			Long-term investments
	November 1, 2014	February 1, 2014	November 2, 2013	November 1, 2014	February 1, 2014	November 2, 2013
Available-for-sale:	(in thousands)
Bonds	—	$22,050	—	—	—	—

Held-to-maturity:
Term notes and bonds	$128,381	202,048	$195,248	$202,259	$243,188	$234,748
Total investments	$128,381	$224,098	$195,248	$202,259	$243,188	$234,748

As of November 1, 2014, February 1, 2014 and November 2, 2013, short-term investments had gross holding gains of $0.1 million, $0.2 million and $0.1 million, respectively, and gross holding losses of $0.1 million, $0.1 million and $0.1 million, respectively. As of November 1, 2014, February 1, 2014 and November 2, 2013, long-term investments had gross holding gains of $0.4 million, $0.6 million and $0.3 million, respectively, and gross holding losses of $0.3 million, $0.4 million and $0.5 million, respectively.

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

•	Level 3 inputs are unobservable inputs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Financial Assets- The following table presents financial assets at fair value as of the periods presented:

	As of November 1, 2014			As of February 1, 2014			As of November 2, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:	(in thousands)
Cash and equivalents (a)	$96,394	$96,394	—	$112,021	$112,021	—	$86,909	$86,909	—
Short-term investments (b)	128,408	—	$128,408	224,167	—	$224,167	195,254	—	$195,254
Long-term investments (b)	202,355	—	202,355	243,373	—	243,373	234,554	—	234,554
Note receivable from Town Shoes (c)	47,819	—	47,819	—	—	—	—	—	—
Total financial assets	$474,976	$96,394	$378,582	$579,561	$112,021	$467,540	$516,717	$86,909	$429,808

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

Non-Financial Assets- DSW periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite-lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. For the nine months ended November 1, 2014, there were impairments of $5.0 million recorded in cost of sales related to seven stores, where the future expected cash flows will not recover the carrying amount of their long-lived assets. For these seven stores, DSW recorded a full impairment, net of the related tenant allowances. There were no significant non-recurring fair value measurements recorded for the nine months ended November 2, 2013.

9.     DEBT OBLIGATIONS

DSW $50 Million Secured Credit Facility- On August 2, 2013, DSW entered into a $50 million secured revolving credit agreement (the "Credit Facility"), which has a term of 5 years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon DSW's request and the increase would be subject to lender availability, DSW's financial condition and compliance with covenants. The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated DSW's prior credit facility, dated June 30, 2010. The Credit Facility is secured by a lien on substantially all of DSW's personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for DSW's ongoing working capital requirements and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to DSW's management and the operation of DSW's business. These covenants, among other things, limit or restrict DSW's ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. The Credit Facility also requires that DSW meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. DSW paid $72.4 million for capital expenditures for the nine months ended November 1, 2014.

As of November 1, 2014, February 1, 2014 and November 2, 2013, DSW had no outstanding borrowings under the facility and had availability under the facility of $50.0 million, $49.4 million and $49.2 million, respectively. DSW had no outstanding letters of credit under the credit facility as of November 1, 2014, and DSW had outstanding letters of credit of $0.6 million and $0.8 million under the credit facility as of February 1, 2014 and November 2, 2013, respectively.

DSW $50 Million Letter of Credit Agreement- Also on August 2, 2013, DSW entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million, with a term of five years that will expire on August 2, 2018. The facility for the issuance of letters of credit is secured by a cash

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and is used for general corporate purposes.

As of November 1, 2014, February 1, 2014 and November 2, 2013, DSW had $4.5 million, $5.6 million and $4.9 million, respectively, in outstanding letters of credit and $6.0 million, $6.1 million and $5.2 million, respectively, in restricted cash on deposit under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

10.    PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following for the periods presented:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in thousands)
Land	$1,110	$1,110	$1,110
Furniture, fixtures and equipment	428,319	387,913	379,648
Buildings, building and leasehold improvements	345,562	325,340	316,011
Total property and equipment	774,991	714,363	696,769
Accumulated depreciation and amortization	(436,764)	(395,743)	(380,227)
Property and equipment, net	$338,227	$318,620	$316,542

11.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following for the periods presented:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in thousands)
Gift cards and merchandise credits	$31,859	$37,651	$28,945
Compensation	14,199	18,043	21,884
Taxes	31,406	13,581	22,621
Customer loyalty program	15,718	19,547	21,194
Other	32,703	26,875	35,968
Total accrued expenses	$125,885	$115,697	$130,612

12.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following for the periods presented:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in thousands)
Construction and tenant allowances	$85,363	$84,464	$79,012
Deferred rent	38,449	37,985	38,224
Other	18,728	15,849	15,608
Total non-current liabilities	$142,540	$138,298	$132,844

13.    SEGMENT REPORTING

The reportable segments are the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. DSW has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million as of November 1, 2014, February 1, 2014 and November 2, 2013 is recorded in the DSW segment related to the DSW stores. In order to reconcile to the condensed consolidated financial statements, DSW includes Other, which consists of assets, liabilities and expenses of the former Retail Ventures, Inc. ("Retail Ventures" or "RVI") (see Note 15) and the equity investment in Town Shoes (see Note 2).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	DSW segment	ABG segment	Other	Total
	(in thousands)
Three months ended November 1, 2014
Net sales	$632,774	$37,098	—	$669,872
Gross profit	211,863	6,694	—	218,557
Capital expenditures	26,622	1,147	—	27,769

Three months ended November 2, 2013
Net sales	$597,274	$35,702	—	$632,976
Gross profit	204,935	7,935	—	212,870
Capital expenditures	21,993	291	—	22,284

Nine months ended November 1, 2014
Net sales	$1,745,454	$110,461	—	$1,855,915
Gross profit	556,194	22,272	—	578,466
Capital expenditures	73,404	2,501	—	75,905

Nine months ended November 2, 2013
Net sales	$1,691,119	$105,282	—	$1,796,401
Gross profit	556,396	22,913	—	579,309
Capital expenditures	64,973	529	—	65,502

Total Assets
As of November 1, 2014	$1,279,852	$97,346	$73,034	$1,450,232
As of February 1, 2014	1,340,629	80,221	394	1,421,244
As of November 2, 2013	1,289,896	101,484	394	1,391,774

14.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. For the three and nine months ended November 1, 2014, the effective tax rate of 39.1% and 38.4%, respectively, reflects the impact of federal, state and local, and foreign taxes. For the three and nine months ended November 2, 2013, the effective tax rate of 38.4% and 37.9%, respectively, reflects the impact of federal, state and local taxes.

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

Merger with Retail Ventures, Inc. ("the Merger")- On May 26, 2011, Retail Ventures merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder of each outstanding RVI common share properly and timely elected to receive a like number of DSW Class B Common Shares.

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

Filene’s Basement- Following the Merger, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for certain Filene’s Basement retail store locations for leases assumed by Syms Corp in its purchase of Filene’s Basement in fiscal 2009. As of November 1, 2014, the estimated liability was $3.2 million for the one remaining guarantee, which is described in more detail below:

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under the guarantee. In April 2012, the landlord advised Merger Sub that it had signed a lease with a tenant and asserted that Merger Sub is responsible for shortfalls and rent while the space was unoccupied. The landlord filed a motion for summary judgment that the guarantee is enforceable as a matter of law. In April 2013, the Court denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal were held in February 2014. In September 2014, the appellate court reversed the Court ruling and determined that the guarantee is enforceable, and ordered that a referee determine the amount of the landlord's damages. A hearing with a referee is scheduled for January 12, 2015. The expected range of loss is from zero to $7.0 million.

Contractual Obligations- As of November 1, 2014, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments were $1.8 million as of November 1, 2014. In addition, DSW has signed lease agreements for 25 new DSW store locations, expected to be opened in fiscal 2015 and 2016, and one Yellow Box store location, expected to be opened in fiscal 2014, with total annual rent of $7.0 million. In connection with the new lease agreements, DSW will receive a total of $10.2 million of construction and tenant allowance reimbursements for expenditures at these locations.

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

The following table provides additional detail regarding the composition of and reclassification adjustments out of accumulated other comprehensive loss for the period presented:

	Nine months ended November 2, 2013	Location on Condensed Consolidated Statement of Operations and Comprehensive Income
	(in thousands)
Beginning Balance	$(8,758)

Reclassification to net income due to	14,224	Operating expenses
settlement of the pension plan
Tax benefit of the settlement of the	(5,289)	Income tax provision
pension plan
Change in minimum pension liability	(177)	Operating expenses

Ending balance	$—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    SUBSEQUENT EVENTS

Dividends- On November 25, 2014, DSW announced that the DSW Board of Directors declared a quarterly cash dividend of $0.1875 per share. The quarterly dividend will be paid on December 31, 2014 to shareholders of record at the close of business on December 19, 2014.

Share Repurchase Program- On November 21, 2014, the Board of Directors authorized the repurchase of up to an additional $50 million of DSW Common Shares under the Company's share repurchase program.

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

At DSW, we are focused on providing the best shoe shopping experience possible. Through our Affiliated Business Group ("ABG"), we partner with four other retailers to help build and optimize their footwear businesses. From supplying product to supporting in-store experiences in 366 shoe departments and three Yellow Box stores, ABG helps these partners create a more complete fashion experience through DSW’s expertise.

DSW also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada, with sales of $291 million CAD in its fiscal year ending January 2014. As of November 1, 2014, Town Shoes operated 186 locations across Canada primarily under The Shoe Company, Shoe Warehouse and Town Shoes banners. In May 2014, DSW entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. The first two Canadian DSW stores opened in August 2014.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in the DSW Form 10-K filed on March 27, 2014 and under “Part II, Item 1A. Risk Factors,” included in the DSW Form 10-Q filed on June 6, 2014 and this form 10-Q, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;

•	our success in executing our omni-channel initiative;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	disruption of our distribution and/or fulfillment operations;

•	continuation of supply agreements and the financial condition of our affiliated business partners;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to our information systems and data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our DSW Rewards program to drive traffic, sales and customer loyalty;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to our electronic processing of sensitive and confidential customer and associate data;

•	risks related to leases of our properties;

•	risks related to the realization of benefits related to our equity investment in Town Shoes, a leading branded shoe retailer in Canada;

•	foreign currency exchange risk;

•	risks related to our cash and investments; and

•	the realization of risks related to the merger with Retail Ventures, Inc. ("RVI"), including risks related to pre-merger RVI guarantees of certain Filene’s Basement leases.

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

Results of Operations

DSW has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our condensed consolidated statements of operations and comprehensive income:

	Three months ended		Nine months ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.4)	(66.4)	(68.8)	(67.8)
Gross profit	32.6	33.6	31.2	32.2
Operating expenses	(20.7)	(19.7)	(20.7)	(21.3)
Operating profit	11.9	13.9	10.5	10.9
Interest income, net	0.1	0.2	0.1	0.1
Income from continuing operations before income	12.0	14.1	10.6	11.0
taxes and income from Town Shoes
Income tax provision	(4.7)	(5.4)	(4.1)	(4.1)
Income from Town Shoes	0.1	—	0.1	—
Income from continuing operations	7.4	8.7	6.6	6.9
Income from discontinued operations, net of tax	—	—	0.0	—
Net income	7.4%	8.7%	6.6%	6.9%

Overview. Our net income for the nine months ended November 1, 2014 was $122.5 million, or $1.35 per share. This compares against last year’s net income of $123.2 million, or $1.34 per share, which included charges from our luxury test and from the settlement of RVI’s pension plan. During the nine months ended November 1, 2014, we experienced a 0.1% decrease in comparable sales, but we generated an increase in total net sales.

In spring 2014, we took the next steps in restructuring our business to better reflect customer needs. These changes required increased clearance volume and markdown activity that enabled DSW to achieve better inventory alignment at the beginning of the fall season. During the third quarter, gross profit decreased 100 basis points as benefits of lower markdown rates and better category sales mix from improved inventory management were offset by sharper price points, increased shipping costs for ship from store fulfillment, and asset impairment costs.

We have made significant inroads in becoming more customer-centric in the way we operate, as we believe customers will demand that retailers conform their business to the way that customers want to shop. We have realigned our business to an omni-channel structure with improved inventory visibility across the DSW segment. We have selectively sharpened price points and increased opportunistic buys to deliver our value proposition to the customer and are managing our assortment to reflect shifts in customer lifestyles. We have increased our investment in marketing to deliver comprehensive messages regarding DSW's assortment and value. We continue to add technologies to provide a seamless and relevant shopping experience to our customers and continue to improve our operational execution with new systems. In fiscal 2014, we will have implemented assortment planning for all of our footwear categories, which will enable us to better localize our assortment to market demand. We expect to realize benefits from assortment planning beginning in late 2015 or early 2016.

In addition to our omni-channel related initiatives, we announced several strategic initiatives outside of our core business. In April 2014, DSW began to issue co-branded credit cards that allows DSW Rewards members to earn points with purchases at DSW stores and anywhere that Visa is accepted. ABG began to operate Yellow Box retail stores in premier shopping destinations. DSW also made an equity investment in Town Shoes, the leading branded footwear retailer in Canada in May 2014.

THREE MONTHS ENDED NOVEMBER 1, 2014 COMPARED TO THREE MONTHS ENDED NOVEMBER 2, 2013

Net Sales. Net sales for the third quarter of fiscal 2014 increased 5.8% compared to the third quarter of fiscal 2013. The following table summarizes the net change in our net sales (in millions):

Net sales for the three months ended November 2, 2013	$633.0
Increase in comparable sales	16.0
Decrease from fiscal 2013 luxury test sales	(8.3)
Net increase from non-comparable and closed store sales	29.2
Net sales for the three months ended November 1, 2014	$669.9

The following table summarizes our net sales by reportable segment and in total:

	Three months ended
	November 1, 2014	November 2, 2013
	(in thousands)
DSW segment	$632,774	$597,274
ABG segment	37,098	35,702
Total DSW Inc.	$669,872	$632,976

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	November 1, 2014	November 2, 2013
DSW segment	2.8%	(1.0)%
ABG segment	0.3%	3.6%
DSW Inc.	2.6%	(0.7)%

Our increase in total net sales for the DSW segment was primarily a result of non-comparable sales growth and an increase in comparable sales. The calculation of comparable sales excludes net sales from our luxury test in the third quarter of fiscal 2013. We opened 21 new DSW stores this quarter, two of which were small format stores. The increase in comparable sales was primarily a result of an increase in customer conversion, partially offset by a decrease in store traffic.

Women's footwear positive comparable sales performance of 1% reflects a significant improvement to the category's negative trend since 2013, primarily driven by the seasonal and dress categories. The athletic category performance reflected the fashion athletic trend in both women's and men's styles with a comparable sales increase of 7%. Men's footwear experienced positive comparable sales of 3% driven by the boot and dress categories. Accessories also experienced positive comparable sales of 9%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 32.6% in the third quarter of fiscal 2014 from 33.6% in the third quarter of fiscal 2013. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	November 1, 2014	November 2, 2013
DSW segment	33.5%	34.3%
ABG segment	18.0%	22.2%
DSW Inc.	32.6%	33.6%

In the third quarter of fiscal 2013, our luxury test positively impacted DSW Inc. gross profit by $2.8 million, which was comprised of a sales benefit of $8.3 million offset by cost of sales of $5.5 million. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Three months ended
	November 1, 2014		November 2, 2013
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$218,557	32.6%	$212,870	33.6%
Less: impact of the fiscal 2013 luxury test	—	—%	2,752	—%
DSW Inc. gross profit excluding the fiscal 2013 luxury test	$218,557	32.6%	$210,118	33.6%

There was no impact on gross profit as a percentage of net sales for the third quarter of fiscal 2014 or 2013. For the DSW segment, the reconciliation of components of gross profit to merchandise margin as a percentage of net sales was:

	Three months ended
	November 1, 2014	November 2, 2013
DSW segment gross profit	33.5%	34.3%
Store occupancy expense	10.2%	9.8%
Distribution and fulfillment expenses	2.0%	2.0%
DSW segment merchandise margin	45.7%	46.1%

Excluding the luxury test in the third quarter of fiscal 2013, gross profit for the third quarter of fiscal 2014 decreased primarily as a result of sharper price points, increased shipping costs for ship from store fulfillment and asset impairment costs, partially offset by lower markdown rates and better category sales mix.

Gross profit for our ABG segment decreased for the third quarter of fiscal 2014 primarily as a result of asset impairment costs.

Operating Expenses. Operating expenses as a percentage of net sales were 20.7% and 19.7% for the third quarter of fiscal 2014 and the third quarter of fiscal 2013, respectively. This increase as a percentage of net sales over the comparable prior year period was due to planned investments in omni-channel and marketing expenses, partially offset by lower incentive compensation.

Interest Income, Net. Interest income, net for the third quarter of fiscal 2014 decreased compared to the third quarter of fiscal 2013.

Income from Town Shoes. Income from Town Shoes includes interest on the shareholder note offset by a loss in Town Shoes' operations.

Income Taxes. Our effective tax rate for the third quarter of fiscal 2014 was 39.1%, compared to 38.4% for the third quarter of fiscal 2013. The effective tax rate for the third quarter of fiscal 2014 reflects the impact of federal, state and local, and foreign taxes, whereas the effective tax rate for the third quarter of fiscal 2013 reflects the impact of federal, state and local taxes.

NINE MONTHS ENDED NOVEMBER 1, 2014 COMPARED TO NINE MONTHS ENDED NOVEMBER 2, 2013

Net Sales. Net sales for the nine months ended November 1, 2014 increased 3.3% compared to the nine months ended November 2, 2013. The following table summarizes the net change in our net sales (in millions):

Net sales for the nine months ended November 2, 2013	$1,796.4
Decrease in comparable sales	(1.0)
Decrease from fiscal 2013 luxury test sales	(17.4)
Net increase from non-comparable and closed store sales	77.9
Net sales for the nine months ended November 1, 2014	$1,855.9

The following table summarizes our net sales by reportable segment and in total:

	Nine months ended
	November 1, 2014	November 2, 2013
	(in thousands)
DSW segment	$1,745,454	$1,691,119
ABG segment	110,461	105,282
Total DSW Inc.	$1,855,915	$1,796,401

The following table summarizes our comparable sales change by reportable segment and in total:

	Nine months ended
	November 1, 2014	November 2, 2013
DSW segment	(0.1)%	0.2%
ABG segment	1.2%	1.8%
DSW Inc.	(0.1)%	0.2%

Our increase in total net sales for the DSW segment was primarily a result of non-comparable sales growth. The calculation of comparable sales excludes net sales from our luxury test in fiscal 2013. For the nine months ended November 1, 2014, we opened 37 new DSW stores, five of which were small format stores. The decrease in comparable sales was primarily a result of a decrease in customer traffic partially offset by an increase in customer conversion.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 31.2% in the nine months ended November 1, 2014 from 32.2% in the nine months ended November 2, 2013. By reportable segment and in total, gross profit as a percentage of net sales was:

	Nine months ended
	November 1, 2014	November 2, 2013
DSW segment	31.9%	32.9%
ABG segment	20.2%	21.8%
DSW Inc.	31.2%	32.2%

For the nine months ended November 2, 2013, our luxury test negatively impacted DSW Inc. gross profit by $15.7 million, which was comprised of a sales benefit of $17.4 million offset by cost of sales of $33.1 million. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Nine months ended
	November 1, 2014		November 2, 2013
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$578,466	31.2%	$579,309	32.2%
Less: impact of the fiscal 2013 luxury test	—	—%	(15,666)	(1.2)%
DSW Inc. gross profit excluding the fiscal 2013 luxury test	$578,466	31.2%	$594,975	33.4%

For the DSW segment, the reconciliation of components of gross profit to merchandise margin excluding our luxury test as a percentage of net sales was:

	Nine months ended
	November 1, 2014	November 2, 2013
DSW segment gross profit	31.9%	32.9%
Less: impact of the fiscal 2013 luxury test	—%	(1.3)%
DSW segment gross profit	31.9%	34.2%

Store occupancy expense	10.8%	10.3%
Distribution and fulfillment expenses	2.1%	2.0%
DSW segment merchandise margin	44.8%	46.5%

Excluding the luxury test in the nine months ended November 2, 2013, gross profit for the nine months ended November 1, 2014 decreased primarily due to increased markdowns, increased shipping costs and asset impairment costs.

Gross profit for our ABG segment decreased for the nine months ended November 1, 2014 due to asset impairment costs.

Operating Expenses. Operating expenses as a percentage of net sales were 20.7% and 21.3% for the nine months ended November 1, 2014 and the nine months ended November 2, 2013, respectively. This decrease as a percentage of net sales over the comparable prior year period was primarily the result of the settlement of RVI's pension plan that occurred in fiscal 2013 and reduced incentive compensation in fiscal 2014 partially offset by planned investments in omni-channel and marketing expenses.

Interest Income, Net. Interest income, net for the nine months ended November 1, 2014 was relatively flat compared to the nine months ended November 2, 2013.

Income from Town Shoes. Income from Town Shoes includes interest on the shareholder note offset by a loss in Town Shoes' operations.

Income from Discontinued Operations. Income from discontinued operations is due to the final distribution from the Filene's Basement debtor's estates.

Income Taxes. Our effective tax rate for the nine months ended November 1, 2014 was 38.4%, compared to 37.9% for the nine months ended November 2, 2013. The effective tax rate for the nine months ended November 1, 2014 reflects the impact of federal, state and local, and foreign taxes, whereas the effective tax rate for the nine months ended November 2, 2013 reflects the impact of federal, state and local taxes.

Non-GAAP Financial Measures

DSW utilizes merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP financial measure, to explain its gross profit performance. Management believes this non-GAAP measure is an indication of the Company’s performance as the measure provides a consistent means of comparing performance between periods and competitors as retailers differ on their definition of cost of sales. Management uses this non-GAAP measure to assist in the evaluation of the performance of its segments and to make operating decisions. Within Management’s Discussion and Analysis, as a percentage of net sales, DSW discloses merchandise margin, store occupancy expenses and distribution and fulfillment expenses, which reconciles to gross profit. In fiscal 2013, DSW excluded net sales and gross profit related to its luxury test as these items were not indicative of DSW's future gross profit performance.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. As of November 1, 2014, February 1, 2014 and November 2, 2013, net working capital was $475.9 million, $528.4 million and $517.8 million, respectively. As of November 1, 2014, February 1, 2014 and November 2, 2013, the current ratio was 2.5, 2.9 and 2.9, respectively.

Operating Cash Flows. For the nine months ended November 1, 2014, our net cash provided by operations was $131.5 million compared to $204.2 million for the nine months ended November 2, 2013 with the change driven primarily by changes in working capital, an increase in inventories due to store growth and opportunistic pre-buys, and the usage of net operating losses in fiscal 2013.

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

Investing Cash Flows. For the nine months ended November 1, 2014, our net cash used in investing activities was $15.0 million compared to net cash used in investing activities of $182.1 million for the nine months ended November 2, 2013. During the nine months ended November 1, 2014, we incurred $75.9 million for capital expenditures, of which $45.8 million related to new stores and remodels and $30.1 million related to business infrastructure. During the nine months ended November 1, 2014, we had net sales of short-term and long-term investments of $129.2 million compared to net purchases of short-term and long-term investments of $108.8 million during the nine months ended November 2, 2013. DSW's net sales of short-term investments primarily were to fund DSW's equity investment in Town Shoes in May 2014 and share repurchases.

We expect to spend approximately $105 million for capital expenditures in fiscal 2014. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We opened 37 new stores in the nine months ended November 1, 2014, including five small format stores. During fiscal 2013, the average investment required to open a typical new DSW store was approximately $1.7 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.8 million and new store advertising and other new store expenses typically accounted for $0.3 million.

Financing Cash Flows. For the nine months ended November 1, 2014, our net cash used in financing activities was $132.5 million compared to net cash used in financing activities of $13.6 million for the nine months ended November 2, 2013. Net cash used in financing activities was primarily related to the payment of dividends and the repurchase of common shares under the DSW share repurchase program for the nine months ended November 1, 2014. Net cash used in financing activities for the nine months ended November 2, 2013 was primarily related to the payment of dividends, which was partially offset by proceeds received from the exercise of stock options.

On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of November 1, 2014, we have repurchased a total of 3.0 million Class A Common Shares at a cost of $86.9 million under this program. On November 21, 2014, the Board of Directors authorized the repurchase of up to an additional $50 million of DSW Common Shares under the Company's share repurchase program.

Our Credit Facility, Letter of Credit Agreement and other liquidity considerations are described more fully below:

$50 Million Secured Credit Facility. On August 2, 2013, we entered into a $50 million secured revolving credit agreement (the "Credit Facility"), which has a term of 5 years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon DSW's request and the increase would be subject to lender availability, DSW's financial condition and compliance with covenants. The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated our prior credit facility, dated June 30, 2010. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. The Credit Facility also requires that we meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. We paid $72.4 million for capital expenditures for the nine months ended November 1, 2014.

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

Contractual Obligations

As of November 1, 2014, February 1, 2014 and November 2, 2013, we had $4.5 million, $5.6 million and $4.9 million, respectively, in outstanding letters of credit and $6.0 million, $6.1 million and $5.2 million, respectively, in restricted cash on deposit under the Letter of Credit Agreement.

As of November 1, 2014, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $1.8 million as of November 1, 2014. In addition, we have signed lease agreements for 25 new DSW store locations, expected to be opened in fiscal 2015 and 2016, and one Yellow Box store location, expected to be opened in fiscal 2014, with total annual rent of $7.0 million. In connection with the new lease agreements, we will receive a total of $10.2 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of November 1, 2014, we operated all of our stores and our fulfillment center from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on a lease by lease review at lease inception. We had no capital leases outstanding as of November 1, 2014, February 1, 2014 or November 2, 2013.

Off-Balance Sheet Arrangements

As of November 1, 2014, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

Proposed Accounting Standards

The Financial Accounting Standards Board periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the condensed consolidated financial statements for new accounting standards that will impact DSW.

Critical Accounting Policies and Estimates

As discussed in Notes 1, 2 and 3 to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our condensed consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the condensed consolidated interim financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

$50 Million Credit Facility and $50 Million Letter of Credit Agreement- As of November 1, 2014, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Foreign Currency Exchange Risk- As a result of our equity investment in Town Shoes in the third quarter of fiscal 2014, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under the guarantee. In April 2012, the landlord advised Merger Sub that it had signed a lease with a tenant and asserted that Merger Sub is responsible for shortfalls and rent while the space was unoccupied. The landlord filed a motion for summary judgment that the guarantee is enforceable as a matter of law. In April 2013, the Court denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal were held in February 2014. In September 2014, the appellate court reversed the Court ruling and determined that the guarantee is enforceable, and ordered that a referee determine the amount of the landlord's damages. A hearing with a referee is scheduled for January 12, 2015. The expected range of loss is from zero to $7.0 million.

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

Item 1A. Risk Factors.

The risk factor noted below and the risk factors included in the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 2014 therein supplement the risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

The landlord at the Union Square location has brought a lawsuit against Merger Sub seeking to recoup payments under the guarantee. A third party has entered into a lease for this location, but the landlord has asserted that DSW is responsible for rent while the space was unoccupied. In April 2013, the court in the case denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal were held in February 2014. In September 2014, the appellate court reversed the Court ruling and determined that the guarantee is enforceable, and ordered that a referee determine the amount of the landlord's damages. A hearing with a referee is scheduled for January 12, 2015.

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

As of November 1, 2014, we have repurchased a total of 3.0 million Class A Common Shares at a cost of $86.9 million under this program, with a remainder of $13.1 million that may yet be purchased under the program. On November 21, 2014, the Board of Directors authorized the repurchase of up to an additional $50 million of DSW Common Shares under the Company's share repurchase program. The shares withheld and repurchased are summarized in the table below (in thousands, except per share amounts):

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced programs (c)	Approximate dollar value of shares that may yet be purchased under the programs
August 3, 2014 to August 30, 2014	—		—	$43,200
August 31, 2014 to October 4, 2014	1,006	$30.19	1,000	13,100
October 5, 2014 to November 1, 2014	—		—	13,100
	1,006	$30.19	1,000	$13,100

(a) The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

(b) The average price paid per share includes any broker commissions.

(c) For additional share repurchase program information, see Note 17 to the condensed consolidated interim financial statements included in Item 1. Financial Statements.

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
DSW INC.
(Registrant)

Date:	December 5, 2014	By:	/s/ Mary Meixelsperger
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