Form 10-K
period 2015-01-31
DSW Inc.
filed 2015-03-26
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2015             OR

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

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of August 2, 2014, was $2,133,836,092.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 80,669,324 Class A Common Shares and 7,732,807 Class B Common Shares were outstanding at March 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement relating to fiscal 2014 for the Annual Meeting of Shareholders to be held on June 10, 2015 are incorporated by reference into Part III.

i

ii

PART I

All references to “we,” “us,” “our,” or the “Company” in this Annual Report on Form 10-K mean DSW Inc. and its wholly owned subsidiaries. DSW refers to the DSW segment, which includes DSW stores and dsw.com. DSW Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”).

We own many trademarks and service marks. This Annual Report on Form 10-K may contain trademarks, tradenames and trade dress of other companies. Use or display of other parties’ trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our omni-channel strategy. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for DSW Inc. to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in executing our omni-channel strategy;

•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	disruption of our distribution and/or fulfillment operations;

•	continuation of supply agreements and the financial condition of our affiliated business partners;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to our information systems and data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our DSW Rewards program and marketing to drive traffic, sales and customer loyalty;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to our handling of sensitive and confidential data;

•	risks related to leases of our properties;

•	risks related to the realization of benefits related to our equity interest in Town Shoes Limited ("Town Shoes"), a leading branded shoe retailer in Canada;

•	foreign currency exchange risk; and

•	risks related to our cash and investments.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance or achievements may vary materially from what we have projected. Furthermore, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can management assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS.

General

DSW is the destination for fabulous brands at a great value every single day. With a breathtaking assortment of shoes, handbags and accessories for women and men in 431 stores nationwide and on dsw.com, DSW is about the delight of finding the perfect shoe at the perfect price. Our DSW stores average approximately 21,500 square feet and carry approximately 22,000 pairs of shoes. In addition, DSW Rewards means shopping comes with perks; members earn points towards certificates every time they purchase. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

As a division of DSW Inc., the Affiliated Business Group ("ABG") partners with multi-category retailers and wholesalers to develop strategies and business models for targeted shoe assortments. ABG provides service to over 370 store locations and e-commerce channels through leased partnerships with Stein Mart, Gordmans and Frugal Fannies. Additionally, ABG operates mall-based branded specialty retail stores under the banner of Yellow Box footwear.

DSW also has an equity investment in Town Shoes. Town Shoes is the market leader in branded footwear in Canada, with sales of $293 million CAD in its fiscal year ended January 2015. As of January 31, 2015, Town Shoes operated 182 locations across Canada primarily under The Shoe Company, Shoe Warehouse and Town Shoes banners, as well as the .com site. In May 2014, DSW Inc. entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. The first two Canadian DSW Designer Shoe Warehouse stores opened in August 2014.

See our consolidated financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K for financial information about our two segments: the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. Additionally, a five year summary of certain financial and operational information is included in Item 6 of this Annual Report.

We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. The periods presented in these financial statements are the fiscal years ended January 31, 2015 ("fiscal 2014"), February 1, 2014 ("fiscal 2013"), February 2, 2013 ("fiscal 2012"), January 28, 2012 ("fiscal 2011") and January 29, 2011 ("fiscal 2010"). Fiscal 2014, 2013, 2011 and 2010 each consisted of 52 weeks, while fiscal 2012 consisted of 53 weeks.

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

On May 26, 2011, RVI merged (the "Merger") with and into DSW MS LLC ("Merger Sub"), with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of DSW Inc. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder properly and timely elected to receive a like amount of DSW Class B Common Shares. Consolidated financial statements represent consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity.

On October 14, 2013, the shareholders of DSW Inc. approved a two-for-one stock split of DSW Common Shares. The stock split became effective on November 4, 2013 and provided for the issuance of one Class A Common Share for each Class A and Class B Common Share outstanding. All years presented have been updated to reflect the stock split.

Competitive Strengths

We believe that having a leading market position is driven by our competitive strengths: the breadth of our branded product offerings, our relationships with merchandise suppliers, our distinctive and convenient shopping experience and the value proposition offered to our customers.

The Breadth of Our Product Offerings

Our goal is to excite our customers with a competitive, compelling assortment of shoes and complementary accessories that fulfill a broad range of style and fashion preferences. DSW sells a large assortment of brand name, designer and private brand merchandise. We purchase directly from approximately 430 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer). We also make opportunistic and close-out purchases to offer value to our customers. Through our stores, fulfillment center and expanding drop ship network, we offer thousands of shoes for women, men and children and a complementary assortment of handbags, hosiery, jewelry and other accessories which appeal to our brand and fashion conscious customers.

Our Relationships with Merchandise Suppliers

We purchase merchandise directly from approximately 430 domestic and foreign vendors. Our vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have quality control programs under which our buyers are involved in establishing standards for quality and fit, and our personnel examine incoming merchandise in regards to color, material and overall quality. As our sales volumes continue to grow, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality merchandise in a timely manner and on satisfactory economic terms. During fiscal 2014, 2013 and 2012, merchandise supplied by our top three vendors accounted for approximately 18%, 19% and 18% of our net sales, respectively.

We separate our DSW merchandise into four primary categories: women’s footwear; men’s footwear; athletic footwear; and accessories and other. While shoes are the main focus of DSW, we also offer a complementary assortment of handbags, hosiery, jewelry and other accessories. The following table sets forth the approximate percentage of our net sales attributable to each merchandise category for the fiscal years below:

	Fiscal year
Category	2014	2013	2012
Women's footwear	61%	62%	65%
Men's footwear	18%	17%	16%
Athletic footwear	12%	12%	12%
Accessories and Other	9%	9%	7%

Our Distinctive and Convenient Shopping Experience

We provide our customers with the highest level of convenience based on our belief that customers should be empowered to control and personalize their shopping experiences. In stores, our merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. We believe this shopping experience provides our customers with maximum convenience as they are able to browse and try on merchandise without feeling rushed or pressured to make a purchasing decision. Our traditional point of sale and mobile point of sale allows us to interact and transact with customers on the selling floor. Our omni-channel capabilities (ship from store and drop ship) allow customers to order additional styles, sizes, widths and categories that can be fulfilled from other stores, our fulfillment center or the supplier's warehouse and create immediate access to our total assortment. Merchandise is organized in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise for easy browsing.

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

In order to provide additional value to our customers, we maintain a loyalty program, DSW Rewards, which rewards customers for shopping, both in DSW stores and at dsw.com. DSW Rewards members earn reward certificates that offer discounts on future purchases. Reward certificates expire three months after being issued. Members also receive promotional offers and gifts with purchase. We employ a variety of methods, including email, direct mail and social media, to communicate exclusive offers to our rewards customers. In fiscal 2014, we also introduced a co-branded credit card that allows DSW Rewards members to earn points for purchases made at DSW, as well as outside of DSW.

As of January 31, 2015, approximately 23 million members were enrolled in our DSW Rewards program and have made at least one purchase over the course of the last two years as compared to approximately 22 million members as of February 1, 2014. In both fiscal 2014 and fiscal 2013, shoppers in the loyalty program generated approximately 90% of DSW segment sales.

Growth Strategy

Our growth strategy is to continue to strengthen our position as a leading footwear and accessories retailer by: expanding our business and omni-channel strategy to address changing consumer expectations, driving sales through enhanced merchandising, investing in our infrastructure, and utilizing our financial strength to invest in key initiatives.

Expanding Our Business and Investing in our Omni-Channel Strategy

We opened 37 DSW stores in fiscal 2014, five of which were small format stores. Our small format stores average approximately 12,000 square feet and, if successful, could pave the way for more small format stores. We plan to open approximately 35 DSW stores in fiscal 2015, and plan to open 15 to 20 DSW stores in each of the following two to five years. We believe that we have the potential to operate 500 to 550 stores, which excludes small format stores. Our plan is to open stores in both new and existing markets, with the primary focus on power strip centers and to reposition existing stores as opportunities arise. Depending on the market, we also consider regional malls, lifestyle centers and urban street locations. In general, our evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration and lease terms. Our real estate decision-making entails an analysis of underlying demand for our products through brick and mortar and online channels. Our analysis also looks at current penetration levels in markets we serve and our ability to deepen our share of the market and acquire new customers.

As of January 31, 2015, we operated 431 DSW stores in 42 states, the District of Columbia and Puerto Rico. The following table shows the number of our DSW stores by state and territory:

Alabama	5	Louisiana	4	Ohio	18
Arizona	10	Maine	1	Oklahoma	3
Arkansas	1	Maryland	18	Oregon	4
California	41	Massachusetts	16	Pennsylvania	21
Colorado	11	Michigan	17	Puerto Rico	2
Connecticut	8	Minnesota	11	Rhode Island	2
Delaware	1	Mississippi	1	South Carolina	2
Florida	27	Missouri	5	Tennessee	6
Georgia	15	Nebraska	2	Texas	37
Idaho	1	Nevada	3	Utah	2
Illinois	22	New Hampshire	2	Virginia	15
Indiana	11	New Jersey	17	Washington	8
Iowa	2	New York	33	District of Columbia	3
Kansas	2	North Carolina	9	Wisconsin	7
Kentucky	4	North Dakota	1	Total	431

In addition to store growth, we are enhancing our omni-channel capabilities. We are expanding our drop ship program, making previously store-only product available online and increasing availability of our accessories online. Our ship from store program allows customers to purchase shoes from a location other than from where the customer originally demanded the item. Our mobile application provides another manner for customers to interact with us. In fiscal 2015, we plan to launch buy online, pick up in store.

In our Affiliated Business Group, we leverage our sourcing network to produce a merchandise assortment that meets the needs of our affiliated business customers. We actively pursue opportunities for new affiliated business partners.

Through our investment in Town Shoes, we serve Canadian customers with great values on branded footwear and accessories within a variety of concepts, including DSW Designer Shoe Warehouse stores.

Driving Sales through Enhanced Merchandising

Our merchandising group continuously monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. We track performance and sales trends on a weekly basis and have a flexible buying process that allows us to reorder successful styles and cancel underperforming styles throughout each season. To keep our product mix fresh and on target, we test new fashions and actively monitor sell-through rates. We also aim to improve the quality and breadth of existing vendor offerings and identify new vendor and category opportunities. In fiscal 2014, we began offering jewelry in all DSW stores and increased the availability of accessories online.

Investment in Our Infrastructure

We are investing in systems that will enhance our operating efficiency in areas such as supply chain, merchandise planning and allocation, inventory management, distribution and labor management.

Over the past few years, we completed investments in our supply chain to support size replenishment and size optimization. Size replenishment focuses on replenishing core styles at a size level; size optimization allows us to effectively allocate sizes by store. All categories will be planned using an enterprise-wide assortment planning system that will allow us to build assortments based on local customer profiles rather than just based on store volume. We continue to enhance our ship from store criteria to select stores with lower inventory turns.

Our primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The distribution center operates to facilitate the prompt delivery of priority purchases and fast-selling footwear so we can take full advantage of each selling season. During fiscal 2014, we invested in the installation of a new shipping sorter in our distribution center.  This new shipping sorter improved productivity and increased shipping capacity. Our fulfillment center processes orders which are shipped directly to customers using a logistics provider. Our ship from store program enables us to fulfill unmet demand originating from either dsw.com or DSW stores from inventory that is located in other stores rather than only from our inventory in the fulfillment center or the customer's home store. To further ensure prompt delivery, we engage a logistics service provider to receive orders originating from suppliers on the West Coast and some imports entering at a West Coast port of entry through our West Coast facility. Merchandise is transported either from our West Coast facility or our primary distribution center to our pool points and then on to stores.

Utilizing Our Financial Strength

Our operating model is focused on assortment, value and convenience. We believe that the growth we have achieved is attributable to our operating model and management’s focus on profitability and economic payback. Over the five fiscal years ended January 31, 2015, our net sales have grown at a compounded annual growth rate of 9%. In addition, we have consistently generated positive operating cash flows and profitable operating results. We intend to explore ways to manage our net sales, operating cash flows and operating profit. We believe cash generated from operations, together with our cash and investments of approximately $447 million as of January 31, 2015, is sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures, make quarterly dividend payments to our shareholders and make opportunistic share repurchases.

Additional Information

Affiliated Business Group

As a division of DSW Inc., ABG partners with multi-category retailers and wholesalers to develop strategies and business models for targeted shoe assortments. ABG provides service to over 370 store locations and e-commerce channels through leased partnerships with Stein Mart, Gordmans and Frugal Fannie's. Additionally, ABG operates mall-based branded specialty retail stores under the banner of Yellow Box footwear. We have renewable supply agreements to provide merchandise for the shoe departments in Stein Mart, Gordmans, and Frugal Fannie’s stores through December 2017, January 2016 and April 2017, respectively. As of January 31, 2015, we supplied merchandise to 269 Stein Mart stores and the Stein Mart e-commerce website, 97 Gordmans stores, one Frugal Fannie’s store and four Yellow Box stores.

Competition

We view our primary competitors to be department stores, online shoe retailers and brand-oriented discounters. We also compete with mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers and multi-

channel specialty retailers. Many of our competitors generally offer a more limited assortment at higher initial prices in a less convenient format than DSW and without the benefits of the DSW Rewards program. In addition, we believe we successfully compete against retailers who have attempted to duplicate our format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons, unlike DSW’s current on-trend merchandise. We believe that our brick and mortar stores are a competitive advantage stimulating dsw.com sales and driving growth in DSW segment sales.

Intellectual Property

We have registered a number of trademarks, service marks and domain names in the United States and internationally, including DSW®, DSW Shoe Warehouse® and DSW Designer Shoe Warehouse®. We licensed our DSW Designer Shoe Warehouse trademark to Town Shoes. We believe our trademarks and service marks, especially those related to the DSW concept, have significant value and are important to building our name recognition. To protect our brand identity, we have also protected the DSW trademark in several foreign countries. We also hold patents related to our unique store fixtures, which gives us greater efficiency in stocking and operating those stores that currently have the fixtures. We aggressively protect our patented fixture designs, as well as our packaging, private brand names, store design elements, marketing slogans and graphics.

Associates

As of January 31, 2015, we employed approximately 11,800 associates. None of our associates are covered by any collective bargaining agreements. We offer competitive wages, paid time off, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term disability and company-paid short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.

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

Available Information

DSW Inc. electronically files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to such reports. The public may read and copy any materials that DSW Inc. files with the SEC at:

SEC Public Reference Room
100 F Street N.E.
Washington, D.C. 20549

The public may obtain information on the operation at the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about DSW Inc., including its reports filed with or furnished to the SEC, is available through DSW Inc.’s website at www.dswinc.com. Such reports are accessible at no charge through DSW Inc.’s website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:

DSW Inc.
Investor Relations
810 DSW Dr.
Columbus, OH 43219

We have included our website addresses throughout this report as textual references only. The information contained on our websites is not incorporated into this Form 10-K.

ITEM 1A.    RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating DSW Inc. If any of the events described below occurs, our business, financial condition, results of operations and future growth prospects could be negatively affected.

Risks Relating to Our Business

We are positioning DSW as an omni-channel retailer and expect to make significant capital investments and have significant expenses related to our omni-channel strategy. Failure to execute our omni-channel strategy could have a material adverse effect on our business, results of operations and how we meet consumer expectations.

The omni-channel strategy is a business necessity to meet changing customer experience expectations and an opportunity to create a competitive advantage. It is a business necessity because the DSW customer expects to be able to shop across all sales channels. The omni-channel strategy can also create distance between DSW and single channel competitors as well as multi-channel competitors who either do not operate in an omni-channel way or do not define omni-channel as broadly as DSW intends to define it. We have developed an omni-channel strategy and expect to have continued innovation in our business. We no longer consider our omni-channel strategy as a business initiative, as we see it as a fundamental change of how we plan and operate the business.

This strategy will require significant cost investment of cross-functional operations and management focus, along with investment in supporting technologies. The risk is that the execution of our omni-channel strategy could cost more than expected, have fewer benefits than anticipated, distract management from our day-to-day operations, or be unsuccessful. In the event that our omni-channel strategy is unsuccessful, it may have a material adverse effect on our business, results of operations or financial results.

We opened 37 DSW stores in fiscal 2014, plan to open approximately 35 DSW stores in fiscal 2015 and plan to open 15 to 20 DSW stores in each of the following two to five years, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth largely depends on our ability to successfully open and operate new DSW stores on a profitable basis as part of our real estate strategy. During fiscal 2014, 2013 and 2012, we opened 37, 30 and 39 new DSW stores, respectively. Included in the 37 new DSW stores in fiscal 2014 were five small format stores. Our small format stores average approximately 12,000 square feet and, if successful, they could pave the way for more small format stores. We plan to open approximately 35 stores in fiscal 2015 and plan to open 15 to 20 stores each year for the following two to five years. As of January 31, 2015, we have signed leases for an additional 34 stores opening in fiscal 2015 and 2016. During fiscal 2014, the average investment in property and equipment, inventory and new store expenses required to open a typical new DSW store was approximately $1.5 million, excluding construction and tenant allowances received from landlords.

This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. We may not achieve our planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. Our ability to open and operate new DSW stores on a timely and profitable basis depends on many factors, including our ability to: identify suitable markets and sites for new store locations with financially stable co-tenants and landlords; negotiate favorable lease terms; build-out or refurbish sites on a timely and effective basis; obtain sufficient levels of inventory to meet the needs of new stores; obtain sufficient financing and capital resources or generate sufficient operating cash flows from operations to fund growth; open new stores at costs not significantly greater than those anticipated; successfully open new DSW stores in markets in which we currently have few or no stores; control the costs of other capital investments associated with store openings; hire, train and retain qualified managers and store personnel; and successfully integrate new stores into our existing infrastructure, operations, management and distribution systems or adapt such infrastructure, operations and systems to accommodate our growth.

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

We generally do not have long-term supply agreements or exclusive arrangements with any vendors and, therefore, our success depends on maintaining strong relationships with our vendors. Our success depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our sales channels. If we fail to maintain our relationships with our existing vendors or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our business. In addition, our inability to stock our sales channels with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. Further, if our merchandise costs increase due to increased material or labor costs, or other reasons, our ability to respond or the effect of our response could adversely affect our net sales or gross profit. During fiscal 2014, merchandise supplied by three key vendors accounted for approximately 18% of our net sales. The loss of or a reduction in the amount and qualityof merchandise supplied by any one of these vendors could have an adverse effect on our business.

We may be unable to anticipate and respond to fashion trends and consumer preferences, which could have a material adverse effect on our business.

Our merchandising strategy is based on having the proper mix of products in each store to attract our target customers or having those products available via our omni-channel capabilities. This requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our stores are situated. A variety of factors will affect our ability to maintain the proper mix of products in each store, including: variations in local economic conditions, which could affect our customers’ discretionary spending and their price sensitivity; unanticipated fashion trends; our success in developing and maintaining vendor relationships that provide us access to in-season merchandise at attractive prices; our success in distributing merchandise to our stores in an efficient manner; and changes in weather patterns, which in turn affect consumer preferences. If we are unable to anticipate and fulfill the merchandise needs of our customers, we may experience decreases in our net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business.

The loss or disruption of our distribution and/or fulfillment centers could have a material adverse effect on our business and operations.

For our DSW stores and affiliated businesses, the majority of our inventory is shipped directly from suppliers to our primary distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to the stores. Through a third party, we also operate a West Coast facility where shipments bypass our primary distribution center and go directly to one of our pool locations from the West Coast facility. Our inventory can also be shipped directly from our fulfillment center, supported by a third party, to our customers. Through our ship from store capability, our inventory is shipped directly from our DSW stores. Through our drop ship program, inventory is shipped from the vendor's warehouse.

Our operating results depend on the orderly operation of our receiving and distribution process, which in turn depends on third-party vendors’ adherence to shipping schedules and our effective management of our distribution facilities. We may not anticipate all the changing demands that our expanding operations will impose on our receiving and distribution system, and events beyond our control, such as disruptions in operations due to catastrophic events, labor disagreements or shipping problems, that may result in delays in the delivery of merchandise to our stores and customers. While we maintain business interruption and property insurance, in the event our distribution and fulfillment centers shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at our distribution and fulfillment centers, our insurance may not be sufficient to cover the impact to the business.

If Stein Mart or Gordmans were to terminate our supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.

Our supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart and Gordmans, our contractual termination dates are December 2017 and January 2016, respectively. In addition, the agreements contain provisions that may trigger an earlier termination. For fiscal 2014, the sales from our Affiliated Business Group represented approximately 6% of our total company net sales. In the event of the loss of either of these supply agreements, it is unlikely that we would be able to proportionately reduce expenses compared to the reduction of net sales. The performance of our Affiliated Business Group is highly dependent on the performance of Stein Mart and Gordmans. If Stein Mart or Gordmans were to terminate our supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.

Our sales and quarterly financial performance may fluctuate for a variety of reasons, including seasonal variability.

Our business is sensitive to customers’ spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. Our comparable sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and quarterly financial performance, including: uncertain U.S. economic conditions and, in particular, the retail sales environment; changes in our merchandising strategy; timing and concentration of new DSW store openings and related new store and other start-up costs; expenses associated with new DSW stores, our omni-channel strategy and marketing expenses; changes in our merchandise mix; changes in and regional variations in demographic and population characteristics; timing of promotional events; seasonal fluctuations due to weather conditions; and actions by our competitors.

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

Our information systems are an integral part of our growth strategy in efficiently operating our business, in managing operations and protecting against security risks related to our electronic processing and transmitting of confidential customer and associate data. The requirements to keep our information systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any upgrades and our ability to protect ourselves from any future information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, most specifically, store operations, dsw.com, our distribution and fulfillment centers and our merchandising team. While we maintain business interruption and property insurance, in the event our data center was to be shut down, our insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be received timely.

We accept orders through dsw.com and m.dsw.com, the DSW mobile site. We are subject to various risks of operating online and mobile selling capabilities such as: the failure of our information technology infrastructure, including any third-party hardware or software, resulting in downtime or other technical issues; reliance on third-party logistics providers to deliver our products to customers; inability to respond to technological changes; violations of state or federal laws; credit card fraud; or other information security breaches. Failure to mitigate these risks could have a material adverse effect on our business.

We face security risks related to our electronic processing of sensitive and confidential customer and associate data; which data, if breached, could damage our reputation and have a material adverse effect on our business.

Given the nature of our business, we collect, process and retain sensitive and confidential customer data, including credit card information. Despite our current security measures, our facilities and systems, and those of our third-party service providers, are vulnerable to information security breaches, acts of vandalism, computer viruses or other similar attacks. An information security breach involving the disclosure of confidential data could damage our reputation and our customers' willingness to shop in our stores, on dsw.com and m.dsw.com, and subject us to possible legal liability. In addition, we may incur material remediation costs as a result of an information security breach, including liability for stolen customer or associate data, repairing system damage or providing credit monitoring or other benefits to customers or associates affected by the breach. While we have insurance, in the event we experience an information security breach, our insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be received timely. Failure to mitigate these risks could have a material adverse effect on our business.

Our failure to retain our existing senior management team and to continue to attract qualified new personnel could adversely affect our business.

Our business requires disciplined execution at all levels of our organization which requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of any of our key executive and buying personnel, our business could be adversely affected. We have entered into employment agreements with several key executives and also offer compensation packages designed to attract and retain talent. Furthermore, our ability to manage our expansion will require us to continue to train, motivate and develop our employees to maintain a high level of talent for future challenges and succession planning. Competition for these types of personnel is intense, and we may not be successful in attracting and retaining the personnel required to grow and operate our business.

We are dependent on our DSW Rewards program and marketing to drive traffic, sales and loyalty, and any decrease in membership or purchases from members could have a material adverse effect on our business.

DSW Rewards is a customer loyalty program that we rely on to drive customer traffic, sales and loyalty. DSW Rewards members earn reward certificates that offer discounts on future purchases. In both fiscal 2014 and 2013, shoppers in the loyalty program generated approximately 90% of DSW sales. As of January 31, 2015, approximately 23 million members were enrolled in DSW Rewards and have made at least one purchase over the course of the last two fiscal years, compared to approximately 22 million members as of February 1, 2014. In the event that our DSW Rewards members do not continue to shop at DSW or the number of members decreases, this could have a material adverse effect on our business.

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

We are exposed to risk through leases of certain portions of our properties.

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

In connection with the Merger, Merger Sub assumed RVI’s responsibilities under a lease dated September 2003 for an office building in Columbus, Ohio (the "Premises"). In April 2005, RVI sublet the Premises to an unrelated third party at a rent that is lower than its expenses under the lease. In fiscal 2012, DSW Inc. assumed responsibility for the lease. The sublease is through the lease expiration date, but either party can terminate after each two-year renewal option. Merger Sub remains liable under the lease through the lease expiration date in 2024, and if the subtenant does not pay the rent or vacates the Premises, Merger Sub would be required to make full rent payments to the landlord without any rental income. All of the foregoing circumstances or events could have a material adverse effect on our financial condition.

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

We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2014 was manufactured outside the United States, and the majority was manufactured in China. For this reason, we face risks inherent in purchasing from foreign suppliers, such as: economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the United States or foreign countries from which our merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; U.S. laws affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with foreign laws and with domestic and international labor standards.

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

We have a $50 million secured revolving credit agreement and a $50 million letter of credit agreement with terms expiring July 2018 and August 2018, respectively. The secured revolving credit agreement is secured by a lien on substantially all of our personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for ongoing working capital requirements, and to make permitted acquisitions. In addition, both the secured revolving credit agreement and the letter of credit agreement contain restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our capital expenditures to $200 million annually (the secured revolving credit agreement only), limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

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

As of January 31, 2015, we had cash and investments of approximately $447 million. A portion of these are held as cash in operating accounts that are with third-party financial institutions. While we regularly monitor the cash balances in our operating accounts and when possible adjust the balances as appropriate to be within Federal Deposit Insurance Corporation (“FDIC”) insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

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

In addition, provisions of our amended articles of incorporation, amended and restated code of regulations and Ohio law, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control or limit the price that certain investors might be willing to pay in the future for our Common Shares. Among other things, these provisions establish a staggered board, require a supermajority vote to remove directors, and establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings.

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

As of January 31, 2015, the Schottenstein Affiliates have approximately 49% of the voting power of the outstanding DSW Common Shares. The Schottenstein Affiliates directly control or substantially influence the outcome of all matters submitted to DSW’s shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of DSW’s other shareholders, and their level of ownership and voting power in DSW may have the effect of delaying or preventing a subsequent change in control that may be favored by other DSW shareholders.

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

Merger Sub assumed the obligations of RVI for a guaranteed lease obligation. On November 2, 2011, Syms and Filene’s Basement filed for bankruptcy protection. RVI guaranteed the obligations of Filene’s Basement in connection with a lease for the Union Square location. Merger Sub may be responsible for any obligations of RVI under this guaranty.

The landlord at the Union Square location filed a claim against the Filene's/Syms estate for losses incurred in connection with the lease rejection in bankruptcy. The landlord also filed a lawsuit against Merger Sub seeking payment under the guaranty. On February 27, 2015, the parties jointly entered into a Stipulation and Settlement Agreement that provides for the settlement of the litigation and certain claims arising from the Filene's/Syms bankruptcy. The guaranty remains in effect through lease expiration.

In addition, if our assumptions or estimates regarding the amount of any actual or contingent liabilities were incorrect or become incorrect due to changes in economic conditions, among other reasons, this could cause the amount of any actual liability to exceed the amounts estimated, which could have a material adverse effect on our financial condition.

Risks Relating to our Equity Investment in Town Shoes Limited

We will be exposed to investment risk with the acquisition of an equity interest in Town Shoes.

In May 2014, DSW acquired a 49% equity interest in Town Shoes. DSW is exposed to risk of the success of the Town Shoes business. DSW is also exposed to risk of adverse reactions to the transaction or changes to business relationships; competitive responses; inability to maintain key personnel and changes in general economic conditions in Canada. If Town Shoes fails to perform to our expectations, it could have a material adverse effect on our results of operations or financial condition.

We will be exposed to foreign currency risk with the acquisition of an equity interest in Town Shoes.

We are exposed to foreign currency exchange risk through our equity in Town Shoes' earnings and the shareholder note that we hold. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own our corporate office headquarters and distribution center. As of January 31, 2015, all 431 DSW stores and our fulfillment center are leased or subleased, and we leased or subleased 19 DSW stores and our dsw.com fulfillment center from Schottenstein Affiliates. The remaining DSW stores are leased from unrelated entities. Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints and are for a fixed term with options for two to five extension periods, each of which is for a period of four or five years, exercisable at our option. The lease for our fulfillment center expires in September 2017 and has two renewal options with terms of five years each. Our primary distribution facility, our corporate office headquarters and our dsw.com fulfillment center are located in Columbus, Ohio.

ITEM 3.	LEGAL PROCEEDINGS.

Guarantee of Union Square lease. Filene's Basement was a party to a lease for space located in Union Square, New York. RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement. The Union Square lease was rejected in connection with the Filene's/Syms bankruptcy filing in November 2011. The landlord filed a claim against the Filene's/Syms estate for losses incurred in connection with the lease rejection. The landlord also filed a lawsuit against Merger Sub seeking payment under the guaranty. On February 27, 2015, the parties jointly entered into a Stipulation and Settlement Agreement that provides for the settlement and release of the guaranty litigation and certain claims arising from the Filene's/Syms bankruptcy.

Visa/Mastercard Settlement. In Q4 2014, we received a $2.6 million settlement from Visa/Mastercard related to litigation regarding swipe fees. We recorded the proceeds in other operating income.

Other legal proceedings. Other than the proceedings noted above, we are involved in various legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to our results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A Common Shares are listed for trading under the ticker symbol “DSW” on the NYSE. There is currently no public market for DSW Class B Common Shares, but the Class B common shares can be exchanged for Class A Common Shares at the election of the holder. As of March 20, 2015, there were 173 holders of record of our Class A Common Shares and 28 holders of record of our Class B Common Shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. The following table provides the quarterly market prices of our Class A Common Shares as reported on the NYSE and cash dividends per share for fiscal 2014 and fiscal 2013:

	Market Price		Cash Dividends per Share
	High	Low
Fiscal 2013:
First Quarter	$34.86	$30.13	$—
Second Quarter	39.80	32.27	0.125	(a)
Third Quarter	44.37	38.43	0.125
Fourth Quarter	47.55	36.99	0.125

Fiscal 2014:
First Quarter	$41.11	$32.40	$0.1875	(b)
Second Quarter	35.00	23.45	0.1875
Third Quarter	32.67	26.59	0.1875
Fourth Quarter	38.10	29.32	0.1875

Dividends- The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payment of dividends by us or our subsidiaries provided that we meet the minimum cash and short-term investments requirement, as defined in our Credit Facility, of $125 million.

(a) In March 2013, our Board of Directors increased our quarterly dividend from $0.09 per share to $0.125 per share.

(b) In March 2014, our Board of Directors increased our quarterly dividend from $0.125 per share to $0.1875 per share. On
February 17, 2015, DSW's Board of Directors increased the Company's quarterly cash dividend from $0.1875 per share to $0.20 per share.

Share Repurchase Program- On May 29, 2013, we announced that our Board of Directors authorized the extension of the share repurchase program to repurchase up to $100 million of DSW Common Shares. On November 21, 2014, the Board of Directors authorized the repurchase of up to an additional $50 million of DSW Common Shares under the Company's share repurchase program. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of January 31, 2015, we have repurchased a total of 3.0 million Class A Common Shares at a cost of $86.9 million, with a remainder of $63.1 million that may yet be purchased under the program. The shares withheld and repurchased during the fourth quarter of fiscal 2014 are summarized in the table below (in thousands, except per share amounts):

	Total number of shares withheld	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
November 2, 2014 to November 29, 2014	—	—	—	$63,062
November 30, 2014 to January 3, 2015	—	—	—	63,062
January 4, 2015 to January 31, 2015	—	—	—	63,062
	—		—	$63,062

2-for-1 Stock Split- On October 14, 2013, the shareholders of DSW approved a two-for-one stock split of DSW's Common Shares. The stock split became effective on November 4, 2013 and provided for the issuance of one Class A Common Share for each Class A and Class B Common Share outstanding. All years presented have been updated to reflect the stock split.

Performance Graph

The following graph compares our cumulative total shareholder return on our Class A Common Shares with the cumulative total return of the S&P MidCap 400 Index and the S&P Retailing Index, both of which are published indexes. This comparison includes the period ended January 30, 2010 through the period ended January 31, 2015.

The comparison of the cumulative total returns for each investment assumes $100 was invested on January 30, 2010 and that all dividends were reinvested.

		Fiscal years ended
Company / Index	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015
DSW Inc.	$100.00	$138.13	$217.62	$304.51	$345.78	$334.16
S&P MidCap 400 Index	$100.00	$133.46	$137.08	$162.51	$198.05	$219.62
S&P 500 Retailing Index	$100.00	$127.00	$143.32	$182.74	$229.70	$275.85

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

	Fiscal
	2014	2013	2012	2011(1)	2010(1)

	(dollars in thousands, except per share and net sales per average gross square foot)
Statement of Operations Data(2):
Net sales(3)	$2,496,092	$2,368,668	$2,257,778	$2,024,329	$1,822,376
Gross profit(4)	$755,021	$739,287	$724,720	$653,947	$565,681
Operating expenses	$(512,889)	$(497,899)	$(481,797)	$(448,583)	$(396,107)
Depreciation	$68,153	$64,100	$57,801	$51,237	$48,262
Operating profit	$242,132	$241,388	$236,802	$151,450	$120,560
Income from continuing operations before income taxes and income from Town Shoes	$244,927	$244,007	$240,613	$142,269	$111,793
Income tax (provision) benefit	$(95,713)	$(92,705)	$(95,427)	$58,069	$(59,973)
Income from continuing operations, net of tax	$153,027	$151,302	$145,186	$200,338	$51,820
Total income (loss) from discontinued operations, net of tax	$272	—	$1,253	$(4,855)	$6,628
Less: Income attributable to noncontrolling interests	—	—	—	$(20,695)	$(40,654)
Net income, net of noncontrolling interests	$153,299	$151,302	$146,439	$174,788	$17,794

Earnings per Share Data:
Diluted earnings per share from continuing operations, net of noncontrolling interests	$1.69	$1.65	$1.60	$2.34	$0.26
Diluted earnings (loss) per share from discontinued operations	$0.00	$—	$0.01	$(0.07)	$0.15
Diluted earnings per share, net of noncontrolling interests	$1.69	$1.65	$1.62	$2.27	$0.41
Weighted average number of diluted shares outstanding	90,612	91,901	90,606	74,276	43,152

Balance Sheet Data:
Cash and investments (5)	$447,128	$579,307	$409,890	$429,558	$390,670
Inventory	$450,836	$397,768	$393,794	$334,390	$309,013
Total assets	$1,438,243	$1,421,244	$1,262,103	$1,207,900	$1,041,477
Working capital(6)	$484,680	$528,362	$546,479	$560,458	$320,629
Current ratio(7)	2.7	2.9	3.0	2.8	1.8
Total shareholders’ equity	$1,011,120	$998,544	$858,579	$786,587	$488,869
Long-term obligations(8)	—	—	—	—	$132,132

Other Data:
Cash dividends per share(9)	$0.75	$0.375	$1.435	$1.15	—
Capital expenditures(10)	$93,314	$83,800	$99,752	$76,912	$52,298

	Fiscal
	2014	2013	2012	2011(1)	2010(1)

Number of DSW stores:
Beginning of period	394	364	326	311	305
New stores	37	30	39	17	9
Closed/re-categorized stores	—	—	(1)	(2)	(3)
End of period	431	394	364	326	311
DSW total square footage (in thousands)(11)	9,277	8,687	8,120	7,289	6,972
Average gross square footage (in thousands)(12)	9,009	8,415	7,690	7,158	6,928
DSW segment net sales per average gross square foot(13)	$261	$265	$276	$262	$243
Number of affiliated business departments at end of period	371	356	344	336	352
Total comparable sales change(14)	1.8%	0.2%	5.5%	8.3%	13.2%
____________

(1)
Pre-merger financial information presented in the DSW Inc. consolidated financial statements represents consolidated RVI financial information. The pre-merger financial information was retrospectively recast in fiscal 2011. The Company recast all RVI historical share and per share information, including earnings per share, to reflect the exchange ratio of 0.435 for periods prior to the Merger.

(2)	All fiscal years are based on a 52-week year, except for fiscal 2012, which is based on a 53-week year.

(3)	Includes net sales for DSW and the Affiliated Business Group.

(4)
Gross profit is defined as net sales less cost of sales. Cost of sales includes the cost of merchandise, which includes markdowns and shrinkage. Also included in the cost of sales are expenses associated with distribution and fulfillment (including depreciation) and store occupancy (excluding depreciation and including store impairments).

(5)	Includes cash and equivalents, short-term and long-term investments.

(6)	Working capital represents current assets less current liabilities.

(7) Current ratio represents current assets divided by current liabilities.

(8) Long-term obligations represent Premium Income Exchangeable Securities which were settled in DSW Class A Common Shares on September 15, 2011.

(9)	The Board of Directors of DSW Inc. declared the first dividend in fiscal 2011.

(10) Fiscal 2012 capital expenditures excluded the $72 million purchase of DSW Inc.'s corporate office headquarters and distribution center as this was considered a permitted acquisition under our credit facility. As a transaction between entities under common control, the net book value of assets transferred was considered an investing cash flow while the difference between the cash paid and the net book value of assets transferred was considered a financing cash flow.

(11)	DSW total square footage represents the total amount of square footage for DSW stores only; it does not reflect square footage of affiliated business departments.

(12)
Average gross square footage represents the monthly average of square feet for DSW stores only for each period presented and consequently reflects the effect of opening stores in different months throughout the period.

(13) Net sales per average gross square foot is the result of dividing net sales for the DSW segment only for the period presented by average gross square footage calculated as described in note 12 above. Net sales for fiscal 2012 are based on a 53-week year. In fiscal 2013, we changed the measure to DSW segment net sales to better reflect the omni-channel nature of our business with the addition of ship from store, shoephoria and drop ship capabilities. See "Sales and Revenue Recognition" in Note 4 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of categories of omni-channel sales.

(14) A store or affiliated shoe department is considered comparable when in operation for at least 14 months at the beginning of the fiscal year. In fiscal 2010, dsw.com was included in comparable sales as the sales channel had been open at least 14 months at the beginning of fiscal 2010. Stores or affiliated business departments, as the case may be, are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve various risks and uncertainties. See “Cautionary Statement” on page 1 for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Item 1A. of this Annual Report on Form 10-K and included elsewhere in this Annual Report on Form 10-K.

Executive Summary

Over the past few years, we have taken important steps in positioning ourselves as an omni-channel retailer through the launch of our shoephoria, ship from store and drop ship capabilities. Our shoephoria system provides us the ability to fulfill out-of-stock demand from our stores out of product in our fulfillment center. Our ship from store system allows us to fulfill both online and store orders from all of our DSW store locations. Our drop ship capability allows us to sell product online that is fulfilled out of our suppliers' warehouse. We plan to increase the number of vendors fulfilling drop ship orders in fiscal 2015. We believe customers demand that retailers conform their business to the way that customers want to shop. We aligned our business operations in an omni-channel structure with improved inventory visibility across the DSW segment. We continue to add technologies to provide a relevant shopping experience to our customers and continue to improve our operational execution with new systems. In fiscal 2014, we implemented our new assortment planning system, which allows us to allocate our products more precisely by location based on customer preferences, and expect to derive merchandise margin benefits from this system beginning in fiscal 2016.

In 2014, we took steps to align our business operations to better respond to customer needs. These changes required increased clearance volume and markdown activity that enabled DSW to achieve better inventory alignment at the beginning of the fall season. We have also made it easier for customers to interact with DSW with a number of digital enhancements in 2014. We made free shipping easier online, added Paypal as a secure payment option and introduced a mobile app. We also made it easier to earn Rewards certificates through a new co-branded credit card that allows DSW Rewards members to earn points for purchases made at DSW, as well as outside of DSW. We selectively sharpened price points and increased opportunistic buys to deliver our value proposition to our customer and are managing our assortment to reflect the shifts in customer lifestyles. We increased our investment in marketing to deliver comprehensive messages regarding DSW's assortment and value.

In addition to our customer initiatives, we implemented several strategic initiatives outside of our core business. ABG began to operate Yellow Box retail stores in premier shopping destinations. We made an equity investment in Town Shoes, the leading branded footwear retailer in Canada, which provides a foundation to expand our operations to Canada with an established team that possesses the local expertise.

Financial Summary

During fiscal 2014, we generated a 1.8% increase in comparable sales and a 5.4% increase in total sales. This increase compares to a comparable sales increase of 0.2% for fiscal 2013. The increase in comparable sales was a result of increases in customer traffic.

In fiscal 2014, DSW Inc.'s merchandise margin rate, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP measure, decreased as a percentage of net sales over fiscal 2013 primarily as a result of spring markdown activity, higher shipping costs and lower initial markups.

Reported net income was $153.3 million, or $1.69 per diluted share, an increase of 2.4% over last year's reported earnings per share of $1.65 per diluted share. Last year's reported earnings per share includes $0.23 per share in charges related to RVI and the Company's luxury test.

We have continued making investments in our business that are critical to long-term growth. In fiscal 2014, we invested $93.3 million in capital expenditures compared to $83.8 million during fiscal 2013. Our capital expenditures during fiscal 2014 were primarily related to opening 37 new stores, store remodels and business infrastructure. We plan to open approximately 35 stores in fiscal 2015, and believe we have the potential to operate 500 to 550 stores in the United States, which excludes small format stores.

As of January 31, 2015, we operated 431 DSW stores, dsw.com and shoe departments in 269 Stein Mart stores and Steinmart.com, 97 Gordmans stores, one Frugal Fannie’s store and four Yellow Box stores. DSW Inc. has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com, and the Affiliated Business Group segment.

Results of Operations

The following table represents selected components of our consolidated results of operations, expressed as percentages of net sales:

	Fiscal
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	(69.8)	(68.8)	(67.9)
Gross profit	30.2	31.2	32.1
Operating expenses	(20.5)	(21.0)	(21.3)
Change in fair value of derivative instruments	—	—	(0.3)
Operating profit	9.7	10.2	10.5
Interest income, net	0.1	0.1	0.2
Income from continuing operations before income taxes and income from Town Shoes	9.8	10.3	10.7
Income tax provision	(3.8)	(3.9)	(4.2)
Income from Town Shoes	0.1	—	—
Income from continuing operations, net of tax	6.1	6.4	6.5
Total income from discontinued operations, net of tax	0.0	—	0.1
Net income	6.1%	6.4%	6.6%

Fiscal Year Ended January 31, 2015 (Fiscal 2014) Compared to Fiscal Year Ended February 1, 2014 (Fiscal 2013) and Fiscal Year Ended February 1, 2014 (Fiscal 2013) Compared to Fiscal Year Ended February 2, 2013 (Fiscal 2012)

Net Sales- Net sales for fiscal 2014 increased by 5.4% from fiscal 2013 and net sales for fiscal 2013 increased by 4.9% from fiscal 2012. The following table summarizes the increase in our net sales:

	Fiscal
	2014	2013	2012

	(in millions)
Net sales for the beginning of the fiscal year	$2,368.7	$2,257.8	$2,024.3
Increase in comparable sales	40.0	4.0	105.9
(Decrease) increase from fiscal 2013 luxury test sales	(18.4)	18.4	—
Net increase from non-comparable and closed store sales	105.8	88.5	127.6
Net sales for the end of the fiscal year	$2,496.1	$2,368.7	$2,257.8

The following table summarizes our net sales by reportable segment and in total:

	Fiscal
	2014	2013	2012

	(in millions)
DSW segment	$2,352.5	$2,231.0	$2,125.3
Affiliated Business Group segment	143.6	137.7	132.5
Total DSW Inc.	$2,496.1	$2,368.7	$2,257.8

The following table summarizes our comparable sales change by reportable segment and in total:

	Fiscal
	2014	2013	2012
DSW segment	1.8%	0.1%	5.7%
Affiliated Business Group segment	1.6%	1.8%	1.4%
Total DSW Inc.	1.8%	0.2%	5.5%

Fiscal 2014 vs. Fiscal 2013- Our increase in total net sales for the DSW segment was a result of an increase in comparable sales and non-comparable sales growth. The increase in comparable sales was a result of an increase in customer traffic. DSW segment comparable sales decreased in our largest business, women's footwear, by 1%, increased in men's footwear by 4%, increased in accessories by 10% and in athletic footwear by 5%. Our non-comparable sales growth is attributable to both stores opened in fiscal 2013 as well as 37 new DSW stores in fiscal 2014. The increase in total net sales for our Affiliated Business Group segment was primarily the result of comparable sales growth and the net addition of 15 new shoe departments in fiscal 2014.

Fiscal 2013 vs. Fiscal 2012- Our increase in total net sales for the DSW segment was a result of an increase in comparable sales, luxury test sales and non-comparable sales growth. Our comparable sales calculation is based on sales for the 52 weeks ended February 1, 2014 against the 52 weeks ended February 2, 2013, and excludes luxury test sales. The increase in comparable sales was a result of an increase in conversion partially offset by a decrease in customer traffic. DSW segment comparable sales decreased in our largest business, women's footwear by 3%, increased in both men's and accessories by 10%, and remained flat in athletic. Our non-comparable sales growth is attributable to both stores opened in fiscal 2012 as well as our opening of 30 new DSW stores in fiscal 2013. The increase in total net sales for our Affiliated Business Group segment was primarily the result of comparable sales growth and the net addition of 12 new shoe departments and 9 Loehmann's locations in fiscal 2013.

Gross Profit- Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 30.2% in fiscal 2014 from 31.2% in fiscal 2013 and 32.1% in fiscal 2012. By reportable segment and in total, gross profit as a percentage of net sales was:

	Fiscal
	2014	2013	2012
DSW segment	30.9%	31.9%	32.8%
Affiliated Business Group segment	19.8%	20.6%	21.0%
Total DSW Inc.	30.2%	31.2%	32.1%

In fiscal 2013, DSW Inc. gross profit was negatively impacted by $16.5 million related to our luxury test, which was comprised of a sales benefit of $18.4 million offset by cost of sales of $34.9 million, which includes inventory adjustments. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Fiscal
	2014		2013		2012
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$755,021	30.2%	$739,287	31.2%	$724,720	32.1%
Less: impact of the luxury test	—	—%	(16,481)	(1.0)%	—	—%
DSW Inc. gross profit excluding luxury test	$755,021	30.2%	$755,768	32.2%	$724,720	32.1%

For the DSW segment, the components of adjusted gross margin, excluding our luxury test, are as follows:

	Fiscal
	2014	2013	2012
DSW segment gross profit	30.9%	31.9%	32.8%
Less: impact of the luxury test	—%	(1.0)%	—%
DSW segment gross profit excluding luxury test	30.9%	32.9%	32.8%

Store occupancy expense	10.7%	10.4%	10.0%
Distribution and fulfillment expenses	2.1%	2.0%	2.0%
DSW segment merchandise margin excluding luxury test	43.7%	45.3%	44.8%

Fiscal 2014 vs. Fiscal 2013- DSW segment gross profit decreased 100 basis points driven by lower net shipping expense, lower initial markup and higher markdown activity. Merchandise margin for the DSW segment decreased as a percentage of net sales to 43.7% for fiscal 2014 from 45.3% for fiscal 2013 as a result of an increase in spring markdown activity, higher shipping costs and lower initial markups. Store occupancy expense as a percentage of net sales increased due to asset impairments. Distribution and fulfillment expenses as a percentage of net sales remained relatively flat at 2.1% for fiscal 2014 compared to fiscal 2013. Related to our ABG segment, gross profit decreased 80 basis points for fiscal 2014 primarily as a result of asset impairments.

Fiscal 2013 vs. Fiscal 2012- For the DSW segment, gross profit decreased 90 basis points primarily as a result of inventory adjustments related to our luxury test. Excluding the impact of the luxury test, gross profit as a percentage of net sales increased 10 basis points as a result of an improvement in merchandise margin, partially offset by deleverage of occupancy expenses. Excluding the impact of the luxury test, merchandise margin for the DSW segment increased as a percentage of net sales to 45.3% for fiscal 2013 from 44.8% for fiscal 2012 as a result of a reduction in markdown activity. Distribution and fulfillment expenses as a percentage of net sales remained flat at 2.0% for fiscal 2013 compared to fiscal 2012. Gross profit for our ABG segment decreased 40 basis points for fiscal 2013 as a result of the Loehmann's bankruptcy and subsequent reserve for the liquidation of DSW inventory.

Operating Expenses

Fiscal 2014 vs. Fiscal 2013- Operating expenses as a percentage of net sales were 20.5% and 21.0% for fiscal 2014 and fiscal 2013, respectively. Excluding the impact of the settlement of the pension plan assumed in the merger with RVI of $14.7 million in fiscal 2013, operating expenses as a percentage of net sales were 20.4%. The decrease as a percentage of net sales over the comparable prior year period was due to store expense growth, information technology expenses and marketing expenses partially offset by lower incentive compensation.

Fiscal 2013 vs. Fiscal 2012- Operating expenses as a percentage of net sales were 21.0% and 21.3% for fiscal 2013 and fiscal 2012, respectively. As noted above, operating expenses in fiscal 2013 were 20.4% excluding the impact of the pension plan settlement. In the fourth quarter of fiscal 2012, we increased our estimate of an impairment in a lease assumed in the Merger with RVI by $6.0 million based on our expectation of reduced future sublease income and an expected increase in real estate taxes. This increase was partially offset by our receipt of a court approved award of damages of $5.3 million from our insurance carrier for a denied claim related to the 2005 data theft, partially offset by related expense of $1.3 million. Excluding the impact of the award of damages and other RVI operating expenses noted above, operating expenses as a percentage of net sales was 21.2% for fiscal 2012. This 80 basis point decrease as a percentage of net sales over fiscal 2012 was primarily the result of a reduction in pre-opening expenses and a leverage of home office overhead.

Change in Fair Value of Derivatives

During fiscal 2012, we recorded a non-cash charge of $6.1 million related to the change in fair value of warrants, which were exercised and settled in the first half of fiscal 2012.

Interest Income, Net

Fiscal 2014 vs. Fiscal 2013- Net interest income was relatively flat for fiscal 2014 compared to fiscal 2013.

Fiscal 2013 vs. Fiscal 2012- In the third quarter of fiscal 2012, we received interest of $1.9 million related to the award of damages from our insurance carrier. Excluding the impact of the interest related to the award, interest income, net was relatively flat for fiscal 2013 compared to fiscal 2012.

Income from Town Shoes

In fiscal 2014, income from Town Shoes includes interest on the shareholder note, income from Town Shoes' operations, and amortization of purchase price adjustments.

Income Taxes

Fiscal 2014 vs. Fiscal 2013- Our effective tax rate for fiscal 2014 was 38.5% compared to 38.0% for fiscal 2013. The effective tax rate of 38.5% for fiscal 2014 reflects the impact of federal, state and local, and foreign taxes. A provision for U.S. income tax has not been recorded on undistributed profits of non-U.S. subsidiaries that the Company has determined to be indefinitely reinvested outside the U.S. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

Fiscal 2013 vs. Fiscal 2012- The effective tax rate of 38.0% for fiscal 2013 reflects the impact of federal, state and local taxes. The effective tax rate of 39.7% for fiscal 2012 reflects the impact of federal, state and local taxes and the change in fair value of the warrants, which were included for book income but not in tax income.

Income from Discontinued Operations

Fiscal 2014 vs. Fiscal 2013- During fiscal 2014, income from discontinued operations, net of tax, is due to the final distribution from the Filene's Basement debtor's estates, partially offset by an adjustment to the guarantee of a Filene's Basement lease. During fiscal 2013, there was no income from discontinued operations.

Fiscal 2013 vs. Fiscal 2012- During fiscal 2012, income from discontinued operations, net of tax, was due to reduction in our estimate of liability under lease guarantees for Filene's Basement.

Non-GAAP Financial Measures

We utilize merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP financial measure, to explain our gross profit performance. Management believes this non-GAAP measure is an indication of our performance as the measure provides a consistent means of comparing performance between periods and competitors. Management uses this non-GAAP measure to assist in the evaluation of the performance of our segments and to make operating decisions. Within Management’s Discussion and Analysis, we disclose merchandise margin, store occupancy expenses and distribution and fulfillment expenses, as a percentage of net sales. In fiscal 2013, we excluded net sales and gross profit related to its luxury test as these items were not indicative of our future gross profit performance.

Liquidity and Capital Resources

Overview

Our primary ongoing cash flow requirements are for inventory purchases and capital expenditures made in connection with our growth strategy, improving our information technology systems and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from our operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures related to projected business growth and continue payments of dividends to our shareholders.

Net Working Capital. Net working capital is defined as current assets less current liabilities. As of January 31, 2015 and February 1, 2014, net working capital was $484.7 million and $528.4 million, respectively. As of January 31, 2015 and February 1, 2014, the current ratio was 2.7 and 2.9, respectively. The decrease in net working capital is due to an increase in inventory that was opportunistically purchased for future seasons, or pre-buys, and a decrease in cash and investments due to the purchase of an equity investment in Town Shoes.
Operating Activities

For fiscal 2014, our net cash provided by operations was $197.0 million compared to $301.4 million for fiscal 2013. The decrease in net cash provided by operations was driven primarily by changes in working capital, an increase in inventories due to store growth and opportunistic pre-buys, the usage of our net operating losses in fiscal 2013 and the settlement of the pension plan in fiscal 2013.

Net cash provided by operations in fiscal 2013 increased to $301.4 million from $258.6 million for fiscal 2012. The increase in net cash provided by operations was driven primarily by changes in working capital and our utilization of net operating losses and tax credits to offset our taxable income, and the net operating losses were fully utilized in fiscal 2013.

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

Investing Activities

For fiscal 2014, our net cash used in investing activities was $105.5 million compared to $241.4 million for fiscal 2013. During fiscal 2014, we incurred $93.3 million for capital expenditures, of which $53.4 million related to stores and $39.9 million related to information technology and business infrastructure. During fiscal 2014, we had net sales and maturities of short-term and long-term investments of $69.8 million compared to net purchases of short-term and long-term investments of $148.9 million during fiscal 2013. DSW's net sales and maturities of short-term investments primarily were to fund DSW's equity investment in Town Shoes in May 2014, share repurchases and the payment of dividends.

For fiscal 2013, cash used in investing activities amounted to $241.4 million compared to $119.4 million for fiscal 2012. During fiscal 2013, we incurred $83.8 million in capital expenditures, of which $49.8 million related to stores and $34.0 million related to information technology and business infrastructure. During fiscal 2013, we had net purchases of short-term and long-term investments of $148.9 million compared to net sales and maturities of short-term and long-term investments of $13.9 million during fiscal 2012.

In addition to our investments in new stores and remodeling stores, we have invested in technology projects to support DSW becoming an omni-channel retailer. To support business growth, we have invested in the reconfiguration of the Columbus distribution center and the expansion of the dsw.com fulfillment center. With the purchase of our corporate office headquarters for $72 million in fiscal 2012, we have the ability to gradually expand our campus as needed. Currently, portions of the properties are leased to unrelated parties for annual rental income. As a transaction between entities under common control, the net book value of assets transferred to DSW was considered an investing cash flow while the difference between the cash paid and the net book value of assets transferred to DSW was considered a financing cash flow.

We expect to spend approximately $115 million for capital expenditures in fiscal 2015, with half going into new stores and store remodels and the remainder going into technology investments, including digital investments, and other business projects. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We plan to open approximately 35 stores in fiscal 2015. In fiscal 2014, we opened 37 new DSW stores, including five small format stores. The small format stores are smaller than the typical DSW store and, if successful, they could pave the way for more small format stores. During fiscal 2014, the average investment required to open a new DSW store was approximately $1.5 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.8 million and new store advertising and other new store expenses typically accounted for $0.2 million.

Financing Activities

For fiscal 2014, net cash used in financing activities of $144.8 million was primarily related to the payment of dividends and the repurchase of DSW Class A Common Shares under the Company's share repurchase program. For fiscal 2013, net cash used in financing activities of $26.4 million was primarily related to the payment of dividends partially offset by proceeds from the exercise of stock options. For fiscal 2012, net cash used in financing activities of $137.1 million was primarily related to the payment of dividends and purchase of our corporate office headquarters and distribution center, partially offset by proceeds from warrant and stock option exercises.

On November 21, 2014, the Board of Directors authorized the repurchase of up to an additional $50 million of DSW Common Shares under the Company's share repurchase program, which was previously authorized for $100 million. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of January 31, 2015, we have repurchased a total of 3.0 million Class A Common Shares at a cost of $86.9 million under this program, with $63.1 million remaining available.

Our Credit Facility, Letter of Credit Agreement and other liquidity considerations are described more fully below:

$50 Million Secured Credit Facility. On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility"). The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated our prior credit facility, dated June 30, 2010. The Credit Facility reduced the amount of revolving credit commitments from $100 million to $50 million, allowed us to transfer our outstanding letters of credit and has a term of five years that will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon our request and the increase would be subject to lender availability, our financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Agreement), plus an applicable margin, which is between 1.00 and 1.25, based upon our revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. The Credit Facility also requires that we meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. We paid $98.1 million for capital expenditures in fiscal 2014. As of January 31, 2015, we had availability under the Credit Facility of $50.0 million.

$50 Million Letter of Credit Agreement. Also on August 2, 2013, we entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million, with a term of five years that will expire on August 2, 2018. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and is used for general corporate purposes. The Letter of Credit Agreement requires compliance with conditions precedent that must be satisfied prior to issuing any letter of credit or extension. In addition, the Letter of Credit Agreement contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2.0% per annum. As of January 31, 2015, we had $9.3 million in outstanding letters of credit and $11.5 million in restricted cash on deposit as collateral under the Letter of Credit Agreement.

Discontinued Operations

For fiscal 2014, cash flows from discontinued operations related to the final distribution from the Filene's Basement debtor's estates. For fiscal 2013, cash flows used in discontinued operations related to our payment of the Bergen, New Jersey lease guarantee settlement.

Other Liquidity Considerations

Filene’s Basement Disposition. Following the Merger with Retail Ventures in fiscal 2011, a subsidiary of DSW, Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in fiscal 2009 (see Item 3. Legal Proceedings).

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

The following table provides aggregated information about contractual obligations and other non-current liabilities as of January 31, 2015:

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	More Than 5 Years

Contractual obligations:	(in thousands)
Operating lease obligations (1)	$1,128,983	$183,635	$323,624	$243,025	$378,699
Construction commitments (2)	6,874	6,874	—	—	—
Purchase obligations (3)	2,634	1,642	708	284	—
Total	$1,138,491	$192,151	$324,332	$243,309	$378,699

(1)
Many of our operating leases require us to pay contingent rent based on sales, common area maintenance costs and real estate taxes. Contingent rent, costs and taxes vary year by year and are based almost entirely on actual amounts incurred. As such, they are not included in the lease obligations presented above. Other non-current liabilities of $143.3 million are primarily comprised of deferred rent liabilities and construction and tenant allowances. Deferred rent, which is included in non-current liabilities, is excluded from this table as our payment obligations are included in the operating lease obligations. Construction and tenant allowances, which are included in non-current liabilities, are not contractual obligations as the balance represents cash allowances from landlords, which are deferred and amortized on a straight-line basis over the noncancelable terms of the lease. In addition, as of January 31, 2015, we have signed 34 lease agreements for new store locations opening in fiscal 2015 and 2016, with total annual rent of approximately $9.6 million. In connection with the new lease agreements, we expect to receive a total of approximately $13.6 million of construction and tenant allowance reimbursements for expenditures at these locations.

(2)
As of January 31, 2015, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $6.9 million as of January 31, 2015.

(3)	We are able to cancel many of our purchase obligations without payment or penalty, and therefore we have excluded such obligations.

We had no outstanding letters of credit as of January 31, 2015 that were not collateralized by cash deposits.

Recent Accounting Pronouncements

Recent Accounting Pronouncements and their impact on DSW are disclosed in Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

As discussed in Note 4 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, the preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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
	For online and ship from store sales, we estimate a time lag for shipments to record revenue when the customer receives the goods.	For ship from store, we believe a one day change in our estimate would not materially impact our revenue.
	As our merchandise sales are recognized net of returns, we use judgments and estimates for the amount of future returns we expect to receive through our sales return allowance.	If our sales return rate were to increase or decrease by 1%, it would result in an increase or a decrease of approximately $0.4 million to the reserve at year end.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
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

Physical store inventory counts are taken on an annual basis and have supported our shrinkage estimates. If our estimate of shrinkage, on a cost basis, were to increase or decrease 0.5% as a percentage of DSW Inc. net sales, it would result in a decrease or increase of approximately $5.1 million to operating profit.

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

Customer Loyalty Program. We maintain a customer loyalty program for DSW in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire three months after being issued. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase.
	To estimate these costs, we make assumptions related to customer purchase levels and redemption rates based on historical experience.	If our redemption rate were to increase or decrease by 5%, it would result in an increase or a decrease of approximately $2.0 million to the reserve at year end.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Income Taxes. We determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. Deferred tax assets and liabilities, as a result of these timing differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

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
If our expected term estimate were to increase or decrease by one year, it would result in a decrease or an increase of $0.2 million to operating profit.
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
A 2% change to our expected sublease rentals would result in a $0.5 million change to our estimate.

Future Cash

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to DSW stockholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to DSW or a U.S. affiliate.

Off-Balance Sheet Arrangements

As of January 31, 2015, we have not entered into any “off-balance sheet” arrangements, as that term is described by the U.S. Securities and Exchange Commission.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Cash and Equivalents and Investments- Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of FDIC insurance limits. We also have investments in various short-term and long-term investments. Our available-for-sale investments generally renew every 7 days, but have longer maturities, and we also have held-to-maturity investments that have terms greater than 365 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their term to maturity and thus may limit our ability to invest in higher income investments.

$50 Million Credit Facility and $50 Million Letter of Credit Agreement- As of January 31, 2015, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Foreign Currency Exchange Risk- As a result of our equity investment in Town Shoes in fiscal 2014, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

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

Management assessed the effectiveness of our internal control system as of January 31, 2015. In making its assessment, we used the recently issued criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that it maintained effective internal control over financial reporting, as of January 31, 2015.

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

In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN TABLE

The following table sets forth additional information as of January 31, 2015, about our Class A Common Shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (2)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,009,753	$20.91	14,746,219
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,009,753	$20.91	14,746,219

(1)	DSW Inc. 2005 Equity Incentive Plan and DSW Inc. 2014 Equity Incentive Plan

(2)
Includes 3,156,229 shares issuable pursuant to the exercise of outstanding stock options, 320,221 shares issuable pursuant to restricted stock units, 173,396 shares issuable pursuant to performance-based restricted stock units and 359,907 shares issuable pursuant to director stock units. Since the restricted stock units, performance-based restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

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

DSW INC.

March 26, 2015	By:	/s/ Mary Meixelsperger
Mary Meixelsperger, Senior Vice President and Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. MacDonald	President and Chief Executive Officer and Director	March 26, 2015
Michael R. MacDonald	(Principal Executive Officer)

/s/ Mary Meixelsperger	Senior Vice President and Chief Financial Officer	March 26, 2015
Mary Meixelsperger	(Principal Financial and Accounting Officer)

*	Executive Chairman of the Board and Director	March 26, 2015
Jay L. Schottenstein

*	Director	March 26, 2015
Henry Aaron

*	Director	March 26, 2015
Elaine J. Eisenman

*	Director	March 26, 2015
Carolee Friedlander

*	Director	March 26, 2015
Joanna T. Lau

*	Director	March 26, 2015
Philip B. Miller

*	Director	March 26, 2015
James O'Donnell

*	Director	March 26, 2015
Joseph A. Schottenstein

*	Director	March 26, 2015
Harvey L. Sonnenberg

*	Director	March 26, 2015
Allan J. Tanenbaum

*By:	/s/ Mary Meixelsperger
Mary Meixelsperger (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DSW Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of DSW Inc. and subsidiaries (the “Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years ended January 31, 2015, February 1, 2014, and February 2, 2013. We also have audited the Company’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSW Inc. and its subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for the years ended January 31, 2015, February 1, 2014, and February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
March 26, 2015

DSW INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
YEARS ENDED JANUARY 31, 2015, FEBRUARY 1, 2014 AND FEBRUARY 2, 2013
(in thousands, except per share amounts)

	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$2,496,092	$2,368,668	$2,257,778
Cost of sales	(1,741,071)	(1,629,381)	(1,533,058)
Operating expenses	(512,889)	(497,899)	(481,797)
Change in fair value of derivative instruments	—	—	(6,121)
Operating profit	242,132	241,388	236,802
Interest expense	(490)	(598)	(894)
Interest income	3,285	3,217	4,705
Interest income, net	2,795	2,619	3,811
Income from continuing operations before income taxes and income from Town Shoes	244,927	244,007	240,613
Income tax provision	(95,713)	(92,705)	(95,427)
Income from Town Shoes	3,813	—	—
Income from continuing operations, net of tax	153,027	151,302	145,186
Total income from discontinued operations, net of tax	272	—	1,253
Net income	$153,299	$151,302	$146,439

Basic and diluted earnings per share:
Basic earnings per share from continuing operations	$1.71	$1.67	$1.63
Diluted earnings per share from continuing operations	$1.69	$1.65	$1.60
Basic earnings per share from discontinued operations	$0.00	—	$0.01
Diluted earnings per share from discontinued operations	$0.00	—	$0.01
Basic earnings per share	$1.71	$1.67	$1.65
Diluted earnings per share	$1.69	$1.65	$1.62

Shares used in per share calculations:
Basic shares	89,499	90,472	88,846
Diluted shares	90,612	91,901	90,606

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE
YEARS ENDED JANUARY 31, 2015, FEBRUARY 1, 2014 AND FEBRUARY 2, 2013
(in thousands)

	January 31, 2015	February 1, 2014	February 2, 2013
Net income	$153,299	$151,302	$146,439

Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(6,454)	—	—
Change in minimum pension liability, net of income taxes of $0, $5,289 and $839, respectively	—	8,758	(413)
Unrealized gains on securities	—	—	141
Total other comprehensive (loss) income, net of income taxes	(6,454)	8,758	(272)
Total comprehensive income	$146,845	$160,060	$146,167

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2015 AND FEBRUARY 1, 2014
(in thousands)

	January 31, 2015	February 1, 2014
ASSETS
Cash and equivalents	$59,171	$112,021
Short-term investments	171,201	224,098
Accounts receivable, net	24,400	26,593
Accounts receivable from related parties	7	53
Inventories	450,836	397,768
Prepaid expenses and other current assets	43,108	34,072
Prepaid rent to related parties	—	29
Deferred income taxes	19,747	18,130
Total current assets	768,470	812,764

Property and equipment, net	337,903	318,620
Long-term investments	216,756	243,188
Goodwill	25,899	25,899
Deferred income taxes	11,332	11,587
Prepaid rent to related parties	794	514
Investment in Town Shoes	25,887	—
Note receivable from Town Shoes	43,304	—
Other assets	7,898	8,672
Total assets	$1,438,243	$1,421,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$169,518	$167,949
Accounts payable to related parties	1,092	756
Accrued expenses	113,180	115,697
Total current liabilities	283,790	284,402

Non-current liabilities	143,333	138,298

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000 Class A Common Shares authorized, 83,702 and 83,071 issued, respectively; 80,666 and 83,033 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733 and 7,733 issued and outstanding, respectively	908,679	890,698
Preferred shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—
Treasury shares, at cost, 3,036 and 38 outstanding, respectively	(86,938)	(1,600)
Retained earnings	220,826	134,439
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)
Accumulated other comprehensive loss	(6,454)	—
Total shareholders’ equity	1,011,120	998,544
Total liabilities and shareholders’ equity	$1,438,243	$1,421,244

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE
YEARS ENDED JANUARY 31, 2015, FEBRUARY 1, 2014 AND FEBRUARY 2, 2013
(in thousands)

	Number of Shares				Treasury shares	Retained earnings/ (accumulated deficit)	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital
Balance, January 28, 2012	64,244	22,340	—	$796,812	$—	$(1,739)	$—	$(8,486)	$786,587

Net income	—	—	—	—	—	146,439	—	—	146,439
Change in minimum pension liability, net of income taxes of $839	—	—	—	—	—	—	—	(413)	(413)
Unrealized gains on securities	—	—	—	—	—	—	—	141	141
Exercise of warrants	—	1,506	—	43,216	—	—	—	—	43,216
Stock-based compensation expense, before related tax effects	—	—	—	6,970	—	—	—	—	6,970
Exercise of stock options, net of settlement of taxes	1,738	—	—	11,202	—	—	—	—	11,202
Stock units granted	54	—	—	1,110	—	—	—	—	1,110
Vesting of restricted stock units, net of settlement of taxes	142	—	—	(2,057)	—	—	—	—	(2,057)
Excess tax benefits related to stock-based compensation	—	—	—	14,773	—	—	—	—	14,773
Equity impact of Corporate Headquarters and Distribution Center Acquisition, net of income taxes $17,877	—	—	—	—	—	—	(21,680)	—	(21,680)
Exchange of Class B Common Shares for Class A Common Shares	6,386	(6,386)	—	—	—	—	—	—	—
Dividends declared ($1.435 per share)	—	—	—	—	—	(127,709)	—	—	(127,709)

Balance, February 2, 2013	72,564	17,460	—	$872,026	$—	$16,991	$(21,680)	$(8,758)	$858,579

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE
YEARS ENDED JANUARY 31, 2015, FEBRUARY 1, 2014 AND FEBRUARY 2, 2013 (continued)
(in thousands)

	Number of Shares					Retained earnings/ (accumulated deficit)	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital	Treasury shares
Balance, February 2, 2013	72,564	17,460	—	$872,026	$—	$16,991	$(21,680)	$(8,758)	$858,579

Net income	—	—	—	—	—	151,302	—	—	151,302
Stock-based compensation expense, before related tax effects	—	—	—	8,191	—	—	—	—	8,191
Exercise of stock options, net of settlement of taxes	665	—	—	4,776	—	—	—	—	4,776
Stock units granted	34	—	—	1,151	—	—	—	—	1,151
Vesting of restricted stock units, net of settlement of taxes	81	—	—	(1,682)	—	—	—	—	(1,682)
Repurchase of Class A Common Shares	(38)	—	38	—	(1,600)	—	—	—	(1,600)
Excess tax benefits related to stock-based compensation	—	—	—	6,236	—	—	—	—	6,236
Tax effect of basis difference related to acquisition of commonly controlled entity	—	—	—	—	—	—	(3,313)	—	(3,313)
Exchange of Class B Common Shares for Class A Common Shares	2,600	(2,600)	—	—	—	—	—	—	—
Exchange of Class A Common Shares for Class B Common Shares	(606)	606	—	—	—	—	—	—	—
Common share adjustment to reflect stock split impact on voting power	7,733	(7,733)	—	—	—	—	—	—	—
Dividends declared ($0.375 per share)	—	—	—	—	—	(33,854)	—	—	(33,854)
Change in minimum pension liability	—	—	—	—	—	—	—	(177)	(177)
Settlement of pension plan, net of income taxes of $5,289	—	—	—	—	—	—	—	8,935	8,935

Balance, February 1, 2014	83,033	7,733	38	$890,698	$(1,600)	$134,439	$(24,993)	$—	$998,544

Net income	—	—	—	—	—	153,299	—	—	153,299
Stock-based compensation expense, before related tax effects	—	—	—	9,248	—	—	—	—	9,248
Exercise of stock options, net of settlement taxes	505	—	—	5,120	—	—	—	—	5,120
Stock units granted	52	—	—	1,247	—	—	—	—	1,247
Vesting of restricted stock units, net of settlement of taxes	74	—	—	(1,649)	—	—	—	—	(1,649)
Repurchase of Class A Common Shares	(2,998)	—	2,998	—	(85,338)	—	—	—	(85,338)
Excess tax benefits related to stock-based compensation	—	—	—	4,015	—	—	—	—	4,015
Dividends declared ($0.75 per share)	—	—	—	—	—	(66,912)	—	—	(66,912)
Foreign currency translation	—	—	—	—	—	—	—	(6,454)	(6,454)

Balance, January 31, 2015	80,666	7,733	3,036	$908,679	$(86,938)	$220,826	$(24,993)	$(6,454)	$1,011,120

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED JANUARY 31, 2015, FEBRUARY 1, 2014 AND FEBRUARY 2, 2013
(in thousands)

	Fiscal years ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cash flows from operating activities:
Net income	$153,299	$151,302	$146,439
Less: total income from discontinued operations, net of tax	(272)	—	(1,253)
Income from continuing operations	$153,027	$151,302	$145,186

Adjustments to reconcile net income to net cash and equivalents provided by operating activities from continuing operations:
Depreciation and amortization	68,243	64,237	58,002
Stock-based compensation expense	10,495	9,342	8,080
Deferred income taxes	(1,361)	41,834	85,168
Income from Town Shoes	(3,813)	—	—
Change in fair value of derivative instruments	—	—	6,121
Loss on disposal of long-lived assets	1,149	1,902	1,943
Impairment of long-lived assets	5,095	809	—
Impairment of lease	—	—	5,984
Excess tax benefits related to stock-based compensation	(4,015)	(6,236)	(14,773)
Amortization of investment discounts and premiums	9,525	10,357	6,834
Settlement of pension plan	—	14,224	—

Change in working capital, other assets and liabilities:
Accounts receivable, net	2,239	138	(9,382)
Inventories	(53,068)	(3,974)	(59,404)
Prepaid expenses and other current assets	(3,959)	(7,831)	3,811
Accounts payable	7,083	15,957	2,793
Accrued expenses	908	3,766	(3,157)
Other	5,490	5,548	21,358
Net cash and equivalents provided by operating activities from continuing operations	$197,038	$301,375	$258,564

Cash flows used in investing activities:
Cash paid for property and equipment	(98,126)	(86,412)	(102,034)
Cash paid for property and equipment related to acquisition of commonly controlled entity	—	—	(32,443)
Purchases of available-for-sale investments	(43,687)	(34,720)	(44,790)
Purchases of held-to-maturity investments	(132,765)	(379,438)	(309,032)
Sales of available-for-sale investments	48,590	36,950	160,332
Maturities of held-to-maturity investments	197,666	228,358	207,408
Activity related to investment - related party	—	—	1,151
Increase in restricted cash	(5,328)	(6,147)	—
Purchase of equity investment in Town Shoes	(25,236)	—	—
Purchase of note receivable from Town Shoes	(46,596)	—	—
Net cash and equivalents used in investing activities from continuing operations	$(105,482)	$(241,409)	$(119,408)

	January 31, 2015	February 1, 2014	February 2, 2013
Cash flows used in financing activities:
Proceeds from exercise of stock options	5,120	6,251	15,556
Cash paid for income taxes for shares withheld	(1,649)	(3,157)	(6,411)
Debt issuance costs	—	(268)	—
Cash paid for treasury shares	(85,338)	(1,600)	—
Proceeds from the exercise of warrants	—	—	7,792
Dividends paid	(66,912)	(33,854)	(129,215)
Basis difference related to acquisition of commonly controlled entity	—	—	(39,557)
Excess tax benefits related to stock-based compensation	4,015	6,236	14,773
Net cash and equivalents used in financing activities from continuing operations	$(144,764)	$(26,392)	$(137,062)

Cash flows from (used in) discontinued operations:
Operating activities	358	(2,650)	—
Net increase (decrease) in cash and equivalents from discontinued operations	$358	$(2,650)	$—

Net (decrease) increase in cash and equivalents from continuing operations	(53,208)	33,574	2,094
Cash and equivalents, beginning of period	112,021	81,097	79,003
Cash and equivalents, end of period	$59,171	$112,021	$81,097

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$91,727	$55,031	$8,583
Proceeds from construction and tenant allowances	$18,512	$21,138	$16,421

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$5,178	$5,642	$7,388
Additional paid in capital transferred from warrant liability due to warrant exercises	—	—	$35,424

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OPERATIONS

Business Operations- DSW Inc. and its wholly owned subsidiaries are herein referred to collectively as DSW Inc. or the “Company”. DSW’s Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. DSW Class B Common Shares are not listed on a stock exchange but are exchangeable for Class A Common Shares at the election of the shareholder.

DSW Inc. has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group ("ABG") segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids. As of January 31, 2015, DSW operated a total of 431 stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During fiscal 2014, 2013 and 2012, DSW opened 37, 30 and 39 new DSW stores, respectively, and during 2012, closed 1 DSW store.

DSW separates its merchandise into four primary categories: women's footwear; men's footwear; athletic footwear; and accessories and other. The following table sets forth the approximate percentage of DSW segment sales attributable to each merchandise category for the periods presented:

	Fiscal
Category	2014	2013	2012
Women's footwear	61%	62%	65%
Men's footwear	18%	17%	16%
Athletic footwear	12%	12%	12%
Accessories and Other	9%	9%	7%

DSW Inc., through its ABG segment, also partners with four other retailers to help build and optimize their footwear businesses. As of January 31, 2015, ABG supplied merchandise to 269 Stein Mart stores and Steinmart.com, 97 Gordmans stores and one Frugal Fannie’s store. During fiscal 2014, 2013 and 2012, ABG added 27, 18 and 19 new shoe departments, respectively, and ceased operations in 12, 6 and 11 shoe departments, respectively. In fiscal 2014, ABG opened four Yellow Box retail stores, which offer core fashion sandals, flats, dress shoes, boots and exclusive products in premier shopping destinations throughout the United States. Affiliated Business Group segment sales represented 5.8%, 5.8% and 5.9% of total DSW Inc. net sales for fiscal 2014, 2013 and 2012, respectively.

2.	BASIS OF PRESENTATION

Fiscal Year- DSW Inc.’s fiscal year ends on the Saturday nearest to January 31. The periods presented in these financial statements are the fiscal years ended January 31, 2015 ("fiscal 2014"), February 1, 2014 ("fiscal 2013") and February 2, 2013 ("fiscal 2012"). Fiscal 2014 and 2013 each consisted of 52 weeks, while fiscal 2012 consisted of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, customer loyalty program reserve, recoverability of long-lived assets and intangible assets, litigation reserves, exit and disposal obligations and establishing reserves for self-insurance. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Principles of Consolidation- The consolidated financial statements include the accounts of DSW Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States Dollars ("USD"), unless otherwise noted.

Merger with Retail Ventures, Inc. (the "Merger")- On May 26, 2011, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW Inc. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Shares, unless the holder of each outstanding RVI common share properly and timely elected to receive a like amount of DSW Class B Common Shares.

The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW Inc. (the surviving legal entity) as the accounting acquiree. As this was a transaction between entities under common control under ASC 805, Business Combinations, the Merger was accounted for as an equity transaction in accordance with ASC 810, Consolidation, as the acquisition of a noncontrolling interest, and purchase accounting was not applied. As a result, there was no adjustment to RVI's historical cost carrying amounts of assets and liabilities. Pre-merger financial information presented in the DSW Inc. consolidated financial statements represents consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity.

3.     INVESTMENT IN TOWN SHOES LIMITED

On May 12, 2014, DSW Inc. completed its initial closing of its equity investment in Town Shoes Limited ("Town Shoes"), the largest branded footwear and accessories retailer in Canada, for $75.1 million Canadian dollars ("CAD") ($68.9 million USD). DSW Inc. acquired a 49% interest in Town Shoes from certain clients of Alberta Investment Management Corporation and other minority shareholders. DSW Inc.'s initial stake provides 50% voting control and board representation equal to the primary remaining shareholder, Callisto Capital. Additionally, DSW Inc. will have the right to purchase the balance of Town Shoes from the remaining shareholders, including Callisto Capital, after four years at a pre-determined earnings before interest, tax, depreciation and amortization ("EBITDA") multiple. Callisto Capital, on behalf of itself and the remaining shareholders, has the right to put the balance of the company to DSW Inc. after three years at a pre-determined EBITDA multiple.

Equity Method Investment in Town Shoes- DSW Inc. accounts for its investment in Town Shoes, where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, DSW Inc. recognizes its share of Town Shoes' net income or loss. The difference between the purchase price and the Company's interest in Town Shoes' underlying net equity is comprised of intangible assets with both definite and indefinite lives. The definite lived assets are favorable and unfavorable leases that are being amortized over the lives of the leases. DSW Inc.’s share of net income or loss of Town Shoes, DSW Inc.'s payment-in-kind interest from the note receivable from Town Shoes and amortization of the definite lived intangible assets are included in Income from Town Shoes on the consolidated statements of operations and comprehensive income. Related income tax effects are included in the provision for income taxes. The investment and note receivable in Town Shoes is required to be tested for impairment if there is determined to be an other than temporary loss in value.

Presented below is activity related to our portion of Town Shoes included in our consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive income as of and for the year ended January 31, 2015.

Fiscal
2014
(in thousands)
Balance at beginning of period	$—

Initial investment	22,339
Acquisition costs	2,897
DSW Inc.'s portion of Town Shoes net income	178
Foreign currency translation adjustments included in "Other comprehensive income"	729
Amortization of purchase price adjustments	(256)

Balance at end of period	$25,887

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal
2014
(in thousands)
Balance at beginning of period	$—

Purchase of note receivable	46,596
Payment-in-kind interest	3,891
Foreign currency translation adjustments included in "Other comprehensive income"	(7,183)

Balance at end of period	$43,304

The note is an unsecured subordinated note that was issued on February 14, 2012 that earns payment-in-kind interest at 12% and matures on February 14, 2022.

4.	SIGNIFICANT ACCOUNTING POLICIES

Sales and Revenue Recognition- Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns through period end, exclude sales tax and are not recognized until collectibility is reasonably assured. Merchandise can be demanded from a store, dsw.com or m.dsw.com. The demand can be fulfilled from a store, the dsw.com fulfillment center or drop shipped from a supplier's warehouse. If the product is shipped to a customer from a store, the dsw.com fulfillment center or a supplier's warehouse, DSW Inc. defers revenue for a period of time representing a lag for shipments to be received by the customer. Revenue from shipping and handling is recorded in net sales while the related costs are included in cost of sales. Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company's policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote.

As of January 31, 2015, ABG supplies footwear, under supply arrangements, to four other retailers. Sales for these affiliated businesses are net of returns through period end and exclude sales tax, and are included in net sales.

Cost of Sales- In addition to the cost of merchandise, which includes markdowns and shrinkage, the Company includes in cost of sales expenses associated with distribution and fulfillment (including depreciation) and store occupancy (excluding depreciation and including store impairments). Distribution and fulfillment expenses are comprised of labor costs, rent, depreciation, insurance, utilities, maintenance and other operating costs associated with the operations of the distribution and fulfillment centers. Distribution and fulfillment expenses also include the transportation of merchandise to the distribution and fulfillment centers, from the distribution center to stores and from the fulfillment center and from stores to the customer. Store occupancy expenses include rent, utilities, repairs, maintenance, insurance, janitorial costs and occupancy-related taxes, which are primarily real estate taxes passed to the Company by its landlords.

Operating Expenses- Operating expenses include expenses related to store management and store payroll costs, advertising, ABG operations, store depreciation and amortization, new store advertising and other new store costs (which are expensed as incurred) and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, customer service center expenses, payroll and benefits for associates and payroll taxes.

Stock-Based Compensation- The Company recognizes compensation expense for stock option awards, time-based restricted stock awards and performance-based restricted stock awards on a straight-line basis over the requisite service period of the award for the awards that vest in accordance with Accounting Standard Codification ("ASC") 718, Compensation – Stock Compensation. For stock options, the fair value of options granted is estimated on the date of grant using the Black-Scholes pricing model. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods. The compensation costs, net of estimated forfeitures, are included in operating expenses in the consolidated statements of operations.

The company grants performance-based restricted stock units and restricted stock units. Compensation cost is measured at fair value on the grant date and recorded over the vesting period, net of estimated forfeitures. Fair value is determined by multiplying the number of units granted by the grant date closing market price.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2014, the Company granted Stock Appreciation Rights ("SARs") to a non-employee. Under ASC 505-50, Equity-Based Payments to Non-Employees, share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued. Beginning in fiscal 2014, the Company estimated the initial fair value of the SARs using the Black-Scholes model and remeasures the SARs each period using the Black-Scholes model. The SARs are classified as share-based liabilities as the instruments are required to be settled in cash. The instruments are not included in diluted shares for the purposes of calculating earnings per share. The compensation expense of the SARs will be recognized over the vesting period as that is the period that the Company is receiving the services. After the vesting period is complete, the Company will continue to remeasure the SARs using the Black-Scholes model as the instruments become subject to ASC 815, Derivatives and Hedging.

New Store Costs- Costs associated with the opening of stores are expensed as incurred. New store costs, primarily pre-opening rent and marketing expenses, were $8.7 million, $7.9 million and $16.0 million for fiscal 2014, 2013 and 2012, respectively. New store costs primarily fluctuate with changes in the number of store openings.

Marketing Expense- The production cost of advertising is expensed when the advertising first takes place. All other marketing costs are expensed as incurred. Marketing costs were $59.9 million, $56.2 million and $55.9 million in fiscal 2014, 2013 and 2012, respectively.

Other Operating Income- Other operating income consists primarily of income from consignment sales, rental income, income from gift card breakage and insurance proceeds and is included in operating expenses in the statement of operations. The amount recorded in fiscal 2014, 2013 and 2012 was $17.3 million, $14.1 million and $14.5 million, respectively. Rental income was $4.5 million, $5.1 million and $1.2 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. An award of damages of $5.3 million is included in other operating income in fiscal 2012. See Note 16 for a discussion of the award of damages.

Income Taxes- Income taxes are accounted for using the asset and liability method. The Company is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which the Company does business. In making these estimates, income is adjusted based on a determination of GAAP for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on the balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently reinvested for the foreseeable future.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than as part of income tax expense. The Company classifies income tax penalties as part of operating expenses in its consolidated statements of operations.

Discontinued Operations- As a result of RVI’s disposition of Filene’s Basement during fiscal 2009, any changes to the gain on disposal of Filene’s Basement operations are included in discontinued operations. Any changes in the carrying value of assets with residual interest in the discontinued business are classified within continuing operations. See Note 16 for a discussion of discontinued operations.

Earnings Per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options, restricted stock units and performance-based restricted stock units. In previous periods, there was also potential dilution of common shares from warrants. See Note 6 for a detailed discussion of earnings per share.

Financial Instruments- The following assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Equivalents- Cash and equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Amounts due from banks for credit card transactions totaled $16.1 million and $13.2 million as of January 31, 2015 and February 1, 2014, respectively. The carrying amounts of cash and equivalents approximate fair value. The Company also reviews cash balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a bank. The Company reclassifies book overdrafts, if any, to accounts payable.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash- Restricted cash represents cash that is restricted as to withdrawal or usage. The carrying amount of restricted cash approximates fair value. The restricted cash balance is recorded in prepaid expenses and other current assets on the consolidated balance sheets and primarily consists of a mandatory cash deposit with the lender for outstanding letters of credit, as detailed in Note 10.

Investments- The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. All income generated from these investments is recorded as interest income. The company evaluates its investments for impairment and whether impairment is other-than-temporary at each balance sheet date. See Note 8 for additional discussion of investments.

Accounts and Notes Receivable- Accounts receivable are classified as current assets because the average collection period is generally shorter than one year. Accounts receivable are primarily construction and tenant allowance receivables from landlords and receivables from DSW Inc.'s affiliated business partners. The carrying amount approximates fair value because of the relatively short average collection period. The shareholder note receivable for Town Shoes is valued based on similar assets in active markets. The note receivable is classified as long-term as it is due in 2022.

Concentration of Credit Risk- Financial instruments, which principally subject the Company to concentration of credit risk, consist of cash and equivalents and investments. The Company invests excess cash when available through financial institutions in money market accounts and short-term and long-term investments. At times, such amounts invested through banks may be in excess of FDIC insurance limits, and the Company mitigates the risk by utilizing multiple banks.

Concentration of Vendor Risk- During fiscal 2014, 2013 and 2012, merchandise supplied by three key vendors accounted for approximately 18%, 19% and 18% of net sales, respectively.

Fair Value- Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, the Company classifies its fair value measurements under the following fair value hierarchy:

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

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. For the fiscal years ended January 31, 2015 and February 1, 2014, the ending balance was $0.1 million and $0.3 million, respectively.

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

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

combined with the averaging process within the retail inventory method, can significantly impact the ending inventory valuation at cost and the resulting gross profit. The Company records a reduction to inventories and a charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results. Stores physical inventory counts are taken on an annual basis and have supported shrinkage estimates.

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

Asset Impairment and Long-Lived Assets- The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The reviews are conducted at the lowest identifiable level, which has been identified as a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. The Company expensed $5.1 million and $0.8 million in fiscal 2014 and 2013, respectively, for assets where the recorded value could not be supported by projected future cash flows. The impairment charges in fiscal 2014 and fiscal 2013 were recorded in the DSW segment. There were no impairment charges in fiscal 2012.

Goodwill- Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. Goodwill is tested for impairment at least annually. Management evaluates fair value using market-based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. Several factors could result in an impairment charge, such as failure to achieve sufficient levels of cash flow or a significant and sustained decline in stock price. Significant judgment is necessary to determine the underlying cause of the decline and whether stock price declines are related to the market or specifically to DSW Inc. The Company has never recorded a goodwill impairment. As of January 31, 2015 and February 1, 2014, the balance of goodwill related to DSW was $25.9 million.

Self-insurance Reserves- The Company records estimates for certain health and welfare, workers' compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Estimates for health and welfare, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure on a per person basis for health and welfare and on a per claim basis for workers' compensation and general liability, as well as on an aggregate annual basis. The self-insurance reserves were $4.0 million and $3.0 million as of January 31, 2015 and February 1, 2014, respectively.

Customer Loyalty Program- The Company maintains a customer loyalty program for DSW in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire three months after being issued. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, the Company makes assumptions related to customer purchase levels and redemption rates based on historical experience.

Legal Proceedings and Claims- The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable, including an estimate of legal fees to be incurred. When a liability is probable and there is a range of estimated loss, the Company records an estimate of the amount of the liability related to the claim. See Note 16 for a discussion of legal proceedings.

Deferred Rent- Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Exit and Disposal Obligations- The Company records a reserve when a store or office facility is abandoned due to closure or relocation. Using its credit-adjusted risk-free rate to present value the liability, the Company estimates future lease obligations based on remaining lease payments, estimated or actual sublease payments and any other relevant factors. On a quarterly basis, the Company reassesses the reserve based on current market conditions. See Note 16 for a discussion of exit and disposal obligations.

Accumulated Other Comprehensive Loss- Accumulated other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Fiscal 2014 included foreign currency translation adjustments.

Co-Branded Credit Card- On April 30, 2014, the Company began to offer co-branded credit cards under a seven year agreement with an issuing bank, which allows members to earn points through purchases at DSW and anywhere that Visa is accepted. DSW provides marketing support for the co-branded credit card program. The issuing bank is the sole owner of the credit card accounts.

The revenue under this agreement is recorded in net sales. The Company received an upfront signing bonus from the issuing bank, which is recognized on a straight-line basis over the life of the relationship. The Company receives ongoing payments from the issuing bank for new accounts activated as well as payments for usage of the cards, which will be recognized over the life of the relationship on a cumulative catch-up basis.

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

Foreign Currency Translation and Remeasurement- In anticipation of the equity method investment in Town Shoes, the Company purchased $75 million CAD, which equated to approximately $69 million USD at the transaction date. As the Company's functional currency is USD, the purchase of CAD resulted in a foreign currency exchange gain of $0.6 million at the purchase date of Town Shoes. Gains or losses resulting from foreign currency transactions are included in operating expenses in the consolidated statement of operations, whereas translation adjustments are reported as an element of other comprehensive income.

The note receivable and the payment-in-kind interest from Town Shoes are denominated in CAD. The functional and reporting currency of Town Shoes is CAD. As USD is the functional currency of the entity that holds DSW's investment in and note receivable from Town Shoes, the Company is required to remeasure these balances into USD balances. Each quarter, the income or loss from Town Shoes is remeasured into USD at the average exchange rate for the period. The note receivable from Town Shoes is remeasured in USD at the exchange rate prevailing at the balance sheet date. As the Company has designated the note receivable from Town Shoes as an investment of a long-term investment nature, the Company records the translation gains and losses arising from changes in exchange rates in comprehensive income.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued standard No. 2014-08, which amends the requirement for reporting discontinued operations in ASC Subtopic 205-20 Discontinued Operations. The amendments in this Update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity's strategy, are reported in discontinued operations.The amendments in this Update require expanded disclosures for discontinued operations. Those disclosures should provide users of financial statements with more information about the assets,

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities, revenues, and expenses of discontinued operations. The Company does not expect that its financial statements or disclosures will be impacted.
In May 2014, the FASB and the International Accounting Standards Board released standard No. 2014-09 on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods. The Company is currently in process of evaluating the impact of the new standard on its financial statements and disclosures.
In June 2014, the FASB issued standard No. 2014-12, which provided final guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under ASC 718, Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation costs for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for all entities for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The Company will not be affected by this guidance as the Company currently accounts for these awards in a manner consistent with the new guidance.

5.	RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of January 31, 2015, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW board of directors, and members of his family, beneficially owned approximately 17% of outstanding DSW Common Shares representing approximately 49% of the combined voting power of outstanding DSW Common Shares. As of January 31, 2015, the Schottenstein Affiliates beneficially owned 7.3 million Class A Common Shares and 7.7 million Class B Common Shares.

The Company leases certain store locations owned by Schottenstein Affiliates and purchases services and products from Schottenstein Affiliates. Accounts receivable from and payables to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. Related party balances are disclosed on the consolidated balance sheets.

Corporate Office Headquarters and Distribution Center Acquisition- In fiscal 2012, DSW Inc. acquired 810 AC LLC, an Ohio limited liability company from certain Schottenstein affiliates, which owned property that was previously leased by DSW Inc. for its corporate office headquarters, its distribution center and a trailer parking lot. DSW Inc. leases certain portions of the properties to unrelated and related parties. DSW Inc. paid to sellers $72 million in cash, subject to credits and adjustments, for 810 AC LLC. As this was a transaction between entities under common control, as provided by ASC 805, there was no adjustment to the historical cost carrying amounts of assets transferred to DSW Inc. The difference between the historical cost carrying amounts and the consideration of $72 million transferred was an equity transaction. DSW Inc. also reduced the cost basis of the assets by the balance of tenant allowances and deferred rent recorded related to the properties. DSW Inc. received a step-up of tax basis to $72 million and the resulting tax effect, the difference between the financial reporting basis and tax basis, was also recorded to equity. In the first quarter of fiscal 2013, DSW Inc. recorded an adjustment to the tax impact of $3.3 million as a prior period adjustment between non-current deferred tax assets and basis difference related to acquisition of commonly controlled entity.

On November 1, 2012, in connection the acquisition, 4300 East Fifth Avenue LLC, a Schottenstein affiliate, and DSW Inc.'s new wholly owned subsidiary, 810 AC LLC, entered into a cost sharing agreement (the “Cost Sharing Agreement”). In fiscal 2013, DSW Inc. contributed $3 million to replace the roof of one of the 810 AC LLC properties.

Also on November 1, 2012, 810 AC LLC and Schottenstein Property Group, LLC (“SPG”), a Schottenstein affiliate, entered into a management agreement (the “Management Agreement”) pursuant to which SPG provides management and landlord, operation, repair, maintenance, replacement, and supervision services with respect to the properties owned by 810 AC LLC. As compensation, DSW Inc. pays SPG 4% of rents, or approximately $0.2 million on an annual basis. The term of the Management Agreement is three years, with automatic one year extensions after the initial term. The Management Agreement can be terminated by either party with 60 days notice.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consistent with DSW Inc.'s related party transaction policy, the audit committee of DSW Inc.'s board of directors reviewed and approved the transactions mentioned above. The following table highlights the key financial statement line items impacted by the transaction:

Impact on Consolidated Financial Statements	Fiscal 2012	Financial Statement Section/Line item
Impact on the Consolidated Statement of Cash Flows:	(in thousands)
Historical cost carrying amount	$(32,443)	Net cash and equivalents used in investing activities from continuing operations
Equity impact of Corporate Headquarters and Distribution Center Acquisition	(39,557)	Net cash and equivalents used in financing activities from continuing operations
Total cash transferred to the sellers	$(72,000)

Impact on the Consolidated Balance Sheet:
Historical cost carrying amount	$32,443
Less: Tenant allowances and deferred rent	(8,310)
Total net book value of assets recorded	$24,133	Property and equipment, net

Impact on the Consolidated Statement of Shareholders' Equity:
Equity impact of Corporate Headquarters and Distribution Center Acquisition	$(39,557)
Tax impact of Corporate Headquarters and Distribution Center Acquisition	17,877
Adjustment to the tax impact of basis difference of Corporate Headquarters and Distribution Center Acquisition	(3,313)
Basis difference related to acquisition of commonly controlled entity	$(24,993)	Acquisition of commonly controlled entity

Prior to the transfer of the buildings to DSW Inc., lease payments by DSW Inc. for the buildings were $2.6 million for fiscal 2012.

Equity Investment- In fiscal 2012, DSW received a return of capital of $1.2 million when the investment, which was majority held by a Schottenstein Affiliate, was sold to a third party.

Other- Purchases and services from related parties were $0.9 million, $0.9 million and $1.3 million in fiscal 2014, 2013 and 2012, respectively. In fiscal 2013 and 2012, $1.8 million and $0.2 million, respectively, were reimbursements to a Schottenstein Affiliate in connection with DSW Inc.'s test sale of luxury merchandise, which were then primarily paid to unrelated vendors.

License Agreement with Town Shoes- In May 2014, DSW Inc. entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. Town Shoes pays DSW Inc. a royalty fee based on a percentage of net sales. The first two Canadian DSW stores opened in August 2014.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs") and warrants (through exercise date) calculated using the treasury stock method.

The following is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Fiscal
	2014	2013	2012

	(in thousands)
Weighted average shares outstanding	89,499	90,472	88,846
Assumed exercise of dilutive stock options	910	1,202	1,504
Assumed exercise of dilutive RSUs and PSUs	203	227	256
Number of shares for computation of diluted earnings per share	90,612	91,901	90,606

Options, RSUs and PSUs- For fiscal 2014, 2013 and 2012, the amount of potential shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 1.1 million, 0.8 million and 0.6 million, respectively.

Warrants- For fiscal 2012, the assumed exercise of warrants for 0.2 million common shares were not included in the calculation of shares as the effect would have been anti-dilutive. There were no warrants outstanding as of January 31, 2015 and February 1, 2014.

Shareholders' Equity- On November 21, 2014, DSW Inc. announced that its Board of Directors had authorized the Company to increase the $100 million share repurchase program by an additional $50 million of DSW Common Shares. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. During fiscal 2014, the Company repurchased 3.0 million Class A Common Shares at a cost of $85.3 million. Life to date, the Company has repurchased a total of 3.0 million Class A Common Shares at a cost of $86.9 million.

7.	STOCK-BASED COMPENSATION

The DSW Inc. 2005 Equity Incentive Plan (“the 2005 Plan”) provides for the issuance of equity awards to purchase up to 11.2 million DSW Common Shares. The 2005 Plan covers stock options, RSUs, PSUs and director stock units. Eligible recipients include key employees of DSW Inc. and affiliates, as well as directors. Options generally vest 20% per year on a cumulative basis. Options granted under the 2005 Plan generally remain exercisable for a period of ten years from the date of grant. In June 2014, shareholders approved the 2014 Equity Incentive Plan ("the 2014 Plan") which provides for the issuance of an additional 8.5 million shares of DSW Class A Common Shares. The Company will begin issuing shares under the 2014 Plan after the 2005 Plan expires in fiscal 2015.

Stock-Based Compensation Expense- The following table summarizes stock-based compensation expense for the periods presented:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal
	2014	2013	2012

	(in thousands)
Stock Options	$5,827	$5,891	$5,459
Restricted Stock Units	2,097	1,797	1,511
Performance-Based Restricted Stock Units	1,324	503	—
Director Stock Units	1,247	1,151	1,110
Total	$10,495	$9,342	$8,080

Stock Options- The majority of the stock-based compensation awards are granted on an annual basis in the first quarter of each year. The risk-free interest rate is based on the yield for U.S. Treasury securities for the expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares. The expected term of options granted is derived from historical data on DSW Inc.'s stock option exercises. The dividend yield assumption is based on DSW Inc.'s expectation of future dividend payouts. Forfeitures of options are estimated at the grant date based on historical rates of DSW Inc.’s stock option activity and reduce the compensation expense recognized.

The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for options granted in each of the periods presented:

	Fiscal
Assumptions:	2014	2013	2012
Risk-free interest rate	1.8%	0.7%	1.2%
Annual volatility of DSW Common Shares	44.5%	53.4%	56.2%
Expected option term	5.4 years	4.7 years	5.5 years
Dividend yield	2.3%	1.3%	1.2%
Other Data:
Weighted average grant date fair value	$11.82	$12.85	$12.59

As of January 31, 2015, the total compensation cost related to unvested options not yet recognized was approximately $12.5 million, with a weighted average expense recognition period remaining of 1.9 years. For the periods presented, the following tables summarize stock option activity, related per share weighted average exercise prices (“WAEP”), weighted average remaining contract life and aggregate intrinsic value (shares and intrinsic value in thousands):

	Fiscal
	2014		2013		2012
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	3,347	$17.62	3,694	$14.50	5,016	$11.22
Granted	502	$34.49	492	$31.75	674	$27.47
Increase in options from dividend adjustment	—	—	—	—	128	—
Exercised	(505)	$10.22	(748)	$10.99	(2,004)	$9.62
Forfeited	(188)	$27.32	(91)	$21.79	(120)	$15.82
Outstanding end of year	3,156	$20.91	3,347	$17.62	3,694	$14.50
Options exercisable end of year	1,682	$15.16	1,430	$13.08	1,260	$12.76

As of January 31, 2015:	Shares	WAEP	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Options exercisable	1,682	$15.16	4.3 years	$34,316
Options expected to vest	1,285	$27.65	7.7 years	10,177
Options vested and expected to vest	2,967	$20.57	5.8 years	$44,493

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year of Grant	Range of Exercise Prices		Weighted Average Remaining Contract Life	Options Outstanding			Options Exercisable
	Min	Max		Options Outstanding	WAEP	Aggregate Intrinsic Value	Options Exercisable	WAEP	Aggregate Intrinsic Value
2005 - expire 2015	$8.84	$8.84	0.4 years	109	$8.84	$2,908	109	$8.84	$2,908
2006 - expire 2016	$12.93	$14.50	1.6 years	93	$12.99	2,110	93	$12.99	2,110
2007 - expire 2017	$10.42	$19.94	2.2 years	301	$19.83	4,735	301	$19.83	4,735
2008 - expire 2018	$6.01	$9.15	3.2 years	170	$6.19	5,006	170	$6.19	5,006
2009 - expire 2019	$4.65	$7.00	4.2 years	176	$4.76	5,415	176	$4.76	5,415
2010 - expire 2020	$12.34	$12.38	5.1 years	503	$12.37	11,659	352	$12.37	8,170
2011 - expire 2021	$17.43	$22.71	6.1 years	428	$17.49	7,737	221	$17.48	3,996
2012 - expire 2022	$26.66	$27.18	7.2 years	519	$26.67	4,611	194	$26.67	1,721
2013 - expire 2023	$31.68	$31.68	8.1 years	392	$31.68	1,520	66	$31.68	255
2014 - expire 2024	$25.24	$37.88	9.3 years	465	$34.40	539	0	$—	—
Total	$4.65	$37.88	5.9 years	3,156	$20.91	$46,240	1,682	$15.16	$34,316

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $11.9 million, $20.9 million and $41.7 million, respectively. The total fair value of options that vested during fiscal 2014, 2013 and 2012 was $2.5 million, $3.8 million and $4.8 million, respectively.

Restricted Stock Units ("RSU")- Beginning in fiscal 2013, RSUs granted generally cliff vest over three years, and prior to fiscal 2013, RSUs granted cliff vest over four years. The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the exercise price. The total intrinsic value of RSUs that vested during fiscal 2014, 2013 and 2012 was $3.7 million, $4.0 million and $5.6 million, respectively. The total fair value of RSUs that vested during fiscal 2014, 2013 and 2012 was $1.4 million, $0.7 million and $1.2 million, respectively. As of January 31, 2015, the total compensation cost related to nonvested RSUs not yet recognized was approximately $5.0 million with a weighted average expense recognition period remaining of 1.7 years. The weighted average exercise price for all RSUs is zero.

For the periods presented, the following tables summarize RSU activity, weighted average grant date fair value (“GDFV”) and aggregate intrinsic value (units and intrinsic value in thousands):

	Fiscal
	2014		2013		2012
	Units	GDFV	Units	GDFV	Units	GDFV
Outstanding beginning of year	377	$23.41	436	$15.39	546	$9.33
Granted	103	$34.53	92	$35.50	114	$27.48
Vested	(114)	$14.11	(136)	$5.51	(208)	$5.86
Forfeited	(46)	$29.55	(15)	$29.46	(16)	$16.82
Outstanding end of year	320	$29.21	377	$23.41	436	$15.39

			Weighted Average	Aggregate
			Remaining	Intrinsic
As of January 31, 2015:	Units	GDFV	Contract Life	Value
RSUs expected to vest	255	$29.40	1.3 years	$9,066

Performance-Based Restricted Stock Units ("PSU")- The Company granted PSUs beginning in fiscal 2013. These awards cliff vest at the end of a three-year period based upon achievement of pre-established goals as of the end of the first year of the term.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSUs receive dividend equivalents in the form of additional PSUs, which are subject to the same restrictions and forfeiture provisions as the original award. Consistent with RSUs, the grant date fair value of PSUs is based on the closing market price of DSW Class A Common Shares on the date of grant. As of January 31, 2015, the total compensation cost related to nonvested PSUs not yet recognized was approximately $3.9 million with a weighted average expense recognition period remaining of 2.0 years. The weighted average exercise price for all PSUs is zero.

For the periods presented, the following tables summarize PSU activity, GDFV and aggregate intrinsic value (units and intrinsic value in thousands):

	Fiscal
	2014		2013
	Units	GDFV	Units	GDFV
Outstanding beginning of year	69	$31.76	—	$—
Granted	111	$34.52	69	$31.76
Vested	—	—	—	$—
Forfeited	(7)	$32.74	—	$—
Outstanding end of year	173	$33.50	69	$31.76

			Weighted Average	Aggregate
			Remaining	Intrinsic
As of January 31, 2015:	Units	GDFV	Contract Life	Value
PSUs expected to vest	142	$33.50	1.9 years	$5,052

Director Stock Units- The Company issues stock units to directors who are not employees. Stock units are automatically granted to each non-employee director on the date of each annual meeting of shareholders based on the fair market value of DSW Class A Common Shares. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors’ compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. For grants beginning in fiscal 2012, directors were given the option to exercise their units at a specified point in the future or upon completion of service. Stock units granted to directors, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. The following table summarizes director stock unit activity (units in thousands):

	Fiscal
	2014	2013	2012
Outstanding beginning of year	330	316	384
Granted	52	34	54
Exercised	(22)	(20)	(122)
Outstanding end of year	360	330	316

Stock Appreciation Rights ("SARs")- The 2005 Plan also covers the issuance of SARs. DSW Inc. entered into a SARs agreement with a non-employee on June 16, 2014, wherein DSW Inc. granted a total of 0.5 million SARs in two equal tranches with respect to DSW Class A Common Shares. The SARs have an expiration date of June 15, 2017, and will vest and become exercisable on the earlier of the one year anniversary of contract termination or the second anniversary of the Grant Date. Each SAR entitles the participant to receive, upon exercise, an amount in cash equal to the excess of the reported closing price of a Class A Common Share on the date of exercise over the applicable exercise price. The exercise price per the First Tranche SAR is $25.24 and the exercise price per the Second Tranche SAR is $27.38. For the year ended January 31, 2015, the total expense related to SARs was approximately $1.7 million.

The fair value of the SARs was estimated using the Black-Scholes pricing model with the following assumptions for the period presented:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions:	As of January 31, 2015
Risk-free interest rate	0.6%
Expected volatility of DSW Common Shares	24.9%
Expected term	2.3 years
Expected dividend yield	2.3%

8. INVESTMENTS

The majority of the Company’s available-for-sale investments are primarily municipal bonds with renewal dates of every 7 days. For the available-for-sale bonds, the carrying value equals the fair value. Held-to-maturity investments are primarily corporate bonds, municipal bonds and municipal term notes and are held at amortized cost, which approximates fair value. Long-term investments have maturities longer than one year but shorter than three years and are classified as held-to-maturity. The following table discloses the major categories of the Company’s investments as of the periods presented:

	Short-term investments		Long-term investments
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014

	(in thousands)
Available-for-sale:
Bonds	$17,147	$22,050	—	—

Held-to-maturity:
Term notes and bonds	$154,054	202,048	$216,756	$243,188
Total investments	$171,201	$224,098	$216,756	$243,188

Gross holding gains	$117	$151	$371	$561
Gross holding losses	$50	$82	$317	$376

9. FAIR VALUE MEASUREMENTS

Financial Assets- The following table presents financial assets at fair value as of the periods presented:

	January 31, 2015			February 1, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2

	(in thousands)
Financial Assets:
Cash and equivalents	$59,171	$59,171	—	$112,021	$112,021	—
Short-term investments(a)	171,268	—	$171,268	224,167	—	$224,167
Long-term investments(a)	216,810	—	216,810	243,373	—	243,373
Note receivable from Town Shoes (b)	43,304	—	43,304	—	—	—
Total Financial Assets	$490,553	$59,171	$431,382	$579,561	$112,021	$467,540

(a) Short-term and long-term investments include available-for-sale and held-to maturity investments, which are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets.

(b) The shareholder note is valued based on similar assets in active markets.

Non-Financial Assets- The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2014 and fiscal 2013, the Company recognized impairment losses on leasehold improvements used in DSW stores. The Company determined that the carrying value exceeded the expected future cash flows and recorded an impairment after determining fair value based on the discounted future cash flow analysis using a discount rate determined by management based on historical performance and expectations of future performance. The following table presents the activity related to the fair value of assets held and used that realized an impairment loss for the periods presented:

					Total Losses
	As of January 31, 2015				Fiscal
	Level 1	Level 2	Level 3	Fair Value as of the Impairment Date	2014	2013

	(in thousands)				(in thousands)
Assets held and used	—	—	—	—	$5,095	$809

10.	DEBT OBLIGATIONS AND DERIVATIVE INSTRUMENTS

$50 Million Secured Credit Facility- On August 2, 2013, the Company entered into a secured revolving credit agreement (the "Credit Facility"). The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated the prior credit facility, dated June 30, 2010. The Credit Facility reduced the amount of revolving credit commitments from $100 million to $50 million, allowed DSW to transfer its outstanding letters of credit and has a term of five years that will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon the Company's request and the increase would be subject to lender availability, DSW Inc.'s financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of DSW Inc.'s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for ongoing working capital requirements and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at the Company's option under: (a) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin, which is between 1.00 and 1.25, based upon revolving credit availability; or (b) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Facility), plus an applicable margin based upon the Company's revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to management and the operation of DSW Inc.'s business. These covenants, among other things, limit or restrict DSW Inc.'s ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. The Credit Facility also requires that DSW Inc. meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. The Company paid $98.1 million for capital expenditures in fiscal 2014.

As of January 31, 2015 and February 1, 2014, the Company had no outstanding borrowings under the Credit Facility and had availability under the facility of $50.0 million and $49.4 million, respectively. As of February 1, 2014, the Company had outstanding letters of credit of $0.6 million under the Credit Facility.

Total interest expense related to the Credit Facility for fiscal 2013 and 2012 included fees, such as commitment and line of credit fees of $0.3 million and $0.6 million, respectively. Interest expense related to the Credit Facility for fiscal 2014 was less than $0.1 million.

$50 Million Letter of Credit Agreement- Also on August 2, 2013, the Company entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million, with a term of five years that will expire on August 2, 2018. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and is used for general corporate purposes. The Letter of Credit Agreement requires compliance with conditions precedent that must be satisfied prior to issuing any letter of credit or extension. In addition, the Letter of Credit Agreement contains restrictive covenants relating to the Company's management and the operation of the Company's business. These covenants, among other things, limit or restrict the Company's ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2% per annum.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2015 and February 1, 2014, the Company had $9.3 million and $5.6 million, respectively, in outstanding letters of credit under the Letter of Credit Agreement, and $11.5 million and $6.1 million, respectively, in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the consolidated balance sheets.

Warrants- The warrants originally issued by RVI on September 26, 2002 and updated on July 5, 2005 in connection with previously paid credit facilities qualified as derivatives under ASC 815. In fiscal 2012, the Company issued 1.5 million of its Class B Common Shares, without par value, to the Schottenstein Affiliates in connection with the exercise of its outstanding warrants. The Common Shares were issued at an exercise price of $5.17 per share, for an aggregate cash purchase price of $7.8 million, and the Company paid accrued dividends of $1.5 million related to the special dividend issued on September 30, 2011. In connection with this exercise and in addition to the purchase price, the Company reclassified $35.4 million from the warrant liability to paid in capital during fiscal 2012. The change in fair value of derivative instruments on the Company's consolidated statements of operations was $6.1 million for the fiscal year ended February 2, 2013.

11. PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following as of the periods presented:

	January 31, 2015	February 1, 2014

	(in thousands)
Property and equipment:
Land	$1,110	$1,110
Furniture, fixtures and equipment	437,745	387,913
Buildings, building and leasehold improvements	353,283	325,340
Total property and equipment	792,138	714,363
Accumulated depreciation and amortization	(454,235)	(395,743)
Property and equipment, net	$337,903	$318,620

12. ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following as of the periods presented:

	January 31, 2015	February 1, 2014

	(in thousands)
Gift cards and merchandise credits	$40,313	$37,651
Compensation	11,317	18,043
Taxes	16,798	13,581
Customer loyalty program	14,788	19,547
Other(1)	29,964	26,875
Total accrued expenses	$113,180	$115,697

(1) Other is comprised of deferred revenue, guarantees, sales return allowance and various other accrued expenses including advertising expenses, professional fees and rent.

13. NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following as of the periods presented:

	January 31, 2015	February 1, 2014

	(in thousands)
Construction and tenant allowances	$85,244	$84,464
Deferred rent	38,021	37,985
Other(1)	20,068	15,849
Total non-current liabilities	$143,333	$138,298

(1) Other is comprised of a loss under an operating lease, income tax reserves and deferred compensation.

The Company estimated its future liability under a lease of an office building assumed in the merger based on its current lease payments and executory costs, net of estimated sublease rentals. The Company estimated inflationary increases in its executory costs (utilities and real estate taxes) and used its credit-adjusted risk-free rate to present value its liability. The non-cash impairment charges were included in operating expenses in fiscal 2012 and fiscal 2011. The liability is currently $10.9 million and is included in other non-current liabilities.

14.	LEASES

The Company leases stores, its fulfillment center and other facilities under various arrangements with related and unrelated parties. Such leases expire through 2028 and in most cases provide for renewal options. Generally, the Company is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. Under supply agreements, the Company pays contingent rents based on sales for the shoe departments it operates through ABG. As of January 31, 2015 and February 1, 2014, the Company had no capital leases.

As of January 31, 2015, the Company leased or had other agreements with entities affiliated with Schottenstein Affiliates for 19 store locations and its fulfillment center for a total annual minimum rent for fiscal 2014 of $9.2 million. The Company leased a portion of its corporate office headquarters to a Schottenstein Affiliate for annual rent of $0.2 million. On December 6, 2014, this lease was terminated. Related party rental income for fiscal 2014, fiscal 2013 and fiscal 2012 was $0.1 million, $0.2 million and $0.1 million, respectively.

The following table presents future minimum lease payments required under the aforementioned leases, excluding real estate taxes, insurance and maintenance costs, as of January 31, 2015:

	Total	Unrelated Party	Related Party

Fiscal years	(in thousands)
2015	$183,635	$174,196	$9,439
2016	172,263	163,308	8,955
2017	151,361	143,153	8,208
2018	130,171	125,780	4,391
2019	112,854	109,039	3,815
Future years	378,699	371,577	7,122
Total minimum lease payments (1)	$1,128,983	$1,087,053	$41,930
(1) Minimum payments have been reduced by minimum sublease rentals of $1.4 million due in the future under noncancelable subleases.
The following table presents the composition of rental expense for the periods presented:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal
	2014	2013	2012

	(in thousands)
Minimum rentals:
Unrelated parties	$147,771	$137,602	$127,061
Related parties	9,189	10,486	12,855
Contingent rentals:
Unrelated parties	31,499	29,639	26,502
Total	$188,459	$177,727	$166,418

15. BENEFIT PLANS
Filene's Basement Defined Benefit Pension Plan- Merger Sub was responsible for the Filene’s Basement defined benefit pension plan (the "plan") that RVI assumed as part of its sale of Filene's Basement in fiscal 2009. On December 1, 2011, the Company adopted a plan amendment to terminate the plan with a proposed termination date of March 11, 2012. In April 2013, the Company received a favorable determination letter from the Internal Revenue Service, began the process of obtaining participant settlement elections and was required to disburse the funds within 120 days of the receipt of the favorable determination letter. The Company contributed a final contribution of $5.0 million to fully fund the plan. In the second quarter of fiscal 2013, the Company distributed all plan assets to participants through lump-sum distributions and a nonparticipating annuity contract. The settlement of the pension plan resulted in a settlement loss of $8.9 million, which is net of an income tax benefit of $5.3 million, which was reclassified from accumulated other comprehensive loss to the statement of operations in the second quarter of fiscal 2013.

The following table provides additional detail regarding the composition of and reclassification adjustments out of accumulated other comprehensive loss for the periods presented:

	Fiscal
	2013	2012	Location on Consolidated Statements of Operations

	(in thousands)
Beginning Balance	$(8,758)	$(8,486)

Reclassification adjustments:
Reclassification to net income due to settlement of the pension plan	14,224	—	Operating expenses
Tax benefit of the settlement of the pension plan	(5,289)	—	Income tax provision

Other changes to accumulated other comprehensive loss:
Change in minimum pension liability	(177)	(413)
Unrealized gains on securities	—	141

Ending Balance	$—	$(8,758)

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of projected benefit obligations, plan assets and funded status of the plan as of the period presented:

February 1, 2014
(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$23,005
Interest cost	843
Benefits paid	(23,218)
Settlement gain	(270)
Actuarial gain	(360)
Projected benefit obligation at end of year	—

Change in plan assets:
Fair market value at beginning of year	18,461
Actual loss on plan assets	(97)
Employer contributions	5,027
Benefits paid	(23,218)
Other	(173)
Fair market value at end of year	$—

The components of net periodic benefit cost are comprised of the following for the periods presented:

	Fiscal
	2013	2012

	(in thousands)
Interest cost	$843	$919
Expected return on plan assets	(808)	(1,208)
Loss recognized due to settlements	14,224	67
Amortization of net loss	494	398
Net periodic benefit cost	$14,753	$176

For the periods presented, other changes in plan assets and benefit obligations recognized in net periodic cost and other comprehensive income loss consist of:

	Fiscal
	2013	2012

	(in thousands)
Net actuarial loss	$671	$1,717
Loss recognized due to settlements	(14,224)	(67)
Amortization of net loss	(494)	(398)
Total recognized in other comprehensive (income) loss	(14,047)	1,252
Net periodic benefit cost	14,753	176
Total recognized in net periodic benefit cost and other comprehensive income	$706	$1,428

Other Benefit Plans

401(k) Plan- The Company sponsors a 401(k) Plan (the "Plan"). Eligible employees may contribute up to fifty percent of their compensation to the 401(k) Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

month following an employee’s completion of six months and 500 hours of service as defined under the terms of the 401(k) Plan, the Company matches employee deferrals, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year but has not for the past three fiscal years. The Company incurred costs associated with the Plan of $3.2 million, $3.1 million and $2.4 million for fiscal 2014, 2013 and 2012, respectively.

Deferred Compensation Plan- The Company sponsors a non-qualified deferred compensation plan for certain executives and non-employee members of the Board of Directors that is intended to defer the receipt of compensation. As of January 31, 2015 and February 1, 2014, the plan liability was $2.2 million and $2.3 million, respectively.

16.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings- The Company is involved in various legal proceedings that are incidental to the conduct of its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed.

As previously reported, on March 8, 2005, RVI announced that it had learned of the theft of credit card and other information from a portion of DSW's customers. In fiscal 2005, DSW Inc. incurred a loss of approximately $6.0 million related to this incident. DSW Inc. filed a claim for coverage with its insurance carrier, which the insurance carrier denied. DSW Inc. brought suit in federal district court and won a ruling that coverage applied and was awarded $6.8 million in damages. The insurance company appealed that decision, and oral arguments on the appeal occurred in July 2012. On August 23, 2012, DSW Inc. received notification from the Sixth Circuit Court of Appeals that the damages award was affirmed, and in September 2012, DSW Inc. received $7.2 million from the insurance carrier, $1.9 million of which represented accrued interest on the award. As this was a gain contingency resulting from a litigation, DSW Inc. recognized the award at the time of receipt of cash from the insurance carrier. In the statement of operations, $5.3 million was classified as other operating income, which was included in operating expenses, and $1.9 million related to interest was classified as interest income.

Guarantees and Liabilities related to Discontinued Operations- As of the effective time of the Merger, a subsidiary of DSW Inc. assumed the obligations under RVI’s guarantees related to discontinued operations. DSW Inc. may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the loss from discontinued operations on the statements of operations. When a liability is probable and there is a range of estimated loss, the Company records its estimated liability related to the guarantee. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, the Company will recognize a reduction of the associated liability.

Filene’s Basement- Following the Merger, a subsidiary of DSW Inc., Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in fiscal 2009. In fiscal 2011, Syms and Filene’s Basement filed for bankruptcy protection ("2011 Syms and Filene's Basement bankruptcy") and liquidated all of their stores in December 2011. DSW Inc. recorded a liability of $9.0 million related to lease guarantees for two locations in fiscal 2011, and in the first quarter of fiscal 2012 adjusted the liability to $7.0 million based on current information available to DSW Inc., which resulted in an update of DSW Inc.'s most likely estimated liability. DSW Inc. assumed the lease for the third location in fiscal 2011 and is operating a store at this location. In the third quarter of fiscal 2013, DSW Inc. settled the dispute over the guarantee for the Bergen, New Jersey location, and the case was dismissed. As of January 31, 2015, the estimated liability was $3.1 million for the remaining guarantee, which is described in more detail below:

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location has brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under the guarantee. In April 2012, the landlord advised Merger Sub that it had signed a lease with a tenant and asserted that Merger Sub is responsible for shortfalls and rent while the space is unoccupied. The landlord filed a motion for summary judgment that the guarantee is enforceable as a matter of law. In April 2013, the Court denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal were held in February 2014. In September 2014, the appellate court reversed the Court ruling and determined that the guarantee was enforceable, and ordered that a referee determine the amount of the landlord's damages. On February 27, 2015,

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the parties jointly entered into a Stipulation and Settlement Agreement that provides for the settlement and release of the guaranty litigation and certain claims arising from the Filenes/Syms bankruptcy. The settlement approximated the accrual. The guaranty remains in effect for the term until 2024.

During fiscal 2012, income from discontinued operations, net of tax, was due to reduction in the estimate of liability under lease guarantees for Filene's Basement.

Contractual Obligations- As of January 31, 2015, the Company has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. The Company’s obligations under these commitments were approximately $6.9 million as of January 31, 2015. In addition, the Company has entered into various noncancelable purchase and service agreements. These agreements expire over the next two years, and the obligations under these agreements were $2.6 million as of January 31, 2015. The Company has also signed lease agreements for 34 new store locations expected to be opened in fiscal 2015 and 2016 with total annual rent of approximately $9.6 million. In connection with the new lease agreements, the Company will receive a total of $13.6 million of construction and tenant allowance reimbursements for expenditures at these locations.

17.	SEGMENT REPORTING

The reportable segments are the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group segment. The Company has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million as of January 31, 2015 and February 1, 2014 is recorded in the DSW segment. In order to reconcile to the consolidated financial statements, the Company includes Other, which consists of assets, liabilities and expenses of the former RVI (see Note 2) and the equity investment in Town Shoes (see Note 3). The settlement of the pension plan in fiscal 2013 was recorded in Other.

	DSW	Affiliated Business Group	Other	DSW Inc.

	(in thousands)
As of and for the fiscal year ended January 31, 2015
Net sales	$2,352,464	$143,628	—	$2,496,092
Gross profit	726,630	28,391	—	755,021
Capital expenditures	90,215	3,099	—	93,314
Total assets	1,263,577	104,897	$69,769	1,438,243

As of and for the fiscal year ended February 1, 2014
Net sales	$2,230,996	$137,672	—	$2,368,668
Gross profit	710,972	28,315	—	739,287
Capital expenditures	83,231	569	—	83,800
Total assets	1,340,629	80,221	$394	1,421,244

As of and for the fiscal year ended February 2, 2013
Net sales	$2,125,262	$132,516	—	$2,257,778
Gross profit	696,854	27,866	—	724,720
Capital expenditures	99,326	426	—	99,752

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. INCOME TAXES

Income Tax Provision- The following table presents the composition of the provision for income taxes for continuing operations for the periods presented:

	Fiscal
	January 31, 2015	February 1, 2014	February 2, 2013

Current:	(in thousands)
Federal	$80,205	$36,407	$14,070
Foreign	717	22	—
State and local	16,152	14,817	9,193
Total current tax expense	97,074	51,246	23,263

Deferred:
Federal	(1,616)	42,557	70,158
State and local	255	(1,098)	2,006
Total deferred tax expense	(1,361)	41,459	72,164
Income tax provision	$95,713	$92,705	$95,427

Rate Reconciliation- The following table presents a reconciliation of the expected income taxes for continuing operations based upon the statutory federal income tax rate:

	Fiscal
	January 31, 2015	February 1, 2014	February 2, 2013

	(in thousands)
Income tax expense at federal statutory rate	$87,059	$85,402	$84,215
State and local taxes-net	8,808	8,532	7,631
Warrants	—	—	2,142
Other	(154)	(1,229)	1,439
Income tax provision	$95,713	$92,705	$95,427

Deferred Tax Assets and Liabilities- The following tables present the deferred tax assets and liabilities and the components of deferred tax assets and liabilities as of the periods presented:

	January 31, 2015	February 1, 2014

	(in thousands)
Current deferred tax assets	$19,747	$18,130
Non-current deferred tax assets	11,332	11,587
Total net deferred tax asset	$31,079	$29,717

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 2015	February 1, 2014

	(in thousands)
Deferred tax assets:
State net operating loss and tax credits	$701	$332
Inventory	7,562	5,826
Construction and tenant allowances	6,074	7,441
Stock-based compensation	9,624	7,457
Benefit from uncertain tax positions	100	58
Guarantees	1,185	1,347
Accrued expenses	1,890	961
Accrued rewards	5,918	7,756
Accrued rent	15,395	14,790
Other	14,317	13,068
Total deferred tax assets, gross of valuation allowance	62,766	59,036
Less: valuation allowance	(1,246)	(860)
Total deferred tax assets, net of valuation allowance	61,520	58,176

Deferred tax liabilities:
Property and equipment	(27,236)	(24,214)
Prepaid expenses	(1,113)	(957)
Other	(2,092)	(3,288)
Total deferred tax liabilities	(30,441)	(28,459)

Total – net deferred tax asset	$31,079	$29,717

The federal net operating loss and state net operating loss and tax credits were fully utilized in 2013. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The valuation allowance as of January 31, 2015 is related to a capital loss carryforward, state income tax credits and state income tax refunds. The valuation allowance as of February 1, 2014 was related to a capital loss carryforward and state income tax credits.

As of January 31, 2015, U.S. taxes have not been provided on unremitted earnings of subsidiaries operating outside of the United States. These earnings, which are considered to be invested indefinitely, would become subject to income tax if the Company elects to distribute these foreign earnings in the future. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions- As of January 31, 2015, February 1, 2014 and February 2, 2013, unrecognized tax benefits of $3.4 million, $1.8 million and $1.3 million, respectively, of the total unrecognized tax benefits would affect the effective tax rate if recognized. The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits as of the periods presented:

	January 31, 2015	February 1, 2014	February 2, 2013

	(in thousands)
Beginning balance	$1,838	$1,253	$2,315
Additions for tax positions taken in the current year	1,621	1,184	400
Reductions for tax positions taken in prior years:
Changes in judgment	—	(69)	(345)
Lapses of applicable statutes of limitations	—	(530)	(755)
Settlements during the year	(73)	—	(362)
Ending balance	$3,386	$1,838	$1,253

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

As of January 31, 2015 and February 1, 2014, $0.5 million and $0.2 million, respectively, was accrued for the payment of interest and penalties.

DSW Inc. is no longer subject to U.S federal income tax examination and state income tax examinations for years prior to 2010. DSW Inc. estimates the range of possible changes that may result from any current and future tax examinations to be insignificant at this time.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

In the Company’s opinion, the unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of net income for interim periods. Quarterly results are not necessarily indicative of a full year’s operations because of various factors. The following tables present unaudited quarterly financial information for the periods presented:

	Thirteen weeks ended
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015

	(in thousands, except per share data)
Net sales	$598,947	$587,096	$669,872	$640,177
Cost of sales	(410,942)	(415,192)	(451,315)	(463,622)
Operating expenses	(126,754)	(118,594)	(138,860)	(128,681)
Operating profit	61,251	53,310	79,697	47,874
Interest income, net	958	635	600	602
Income from continuing operations before income taxes and income from Town Shoes	62,209	53,945	80,297	48,476
Income tax provision	(23,570)	(20,824)	(31,792)	(19,527)
Income from Town Shoes	—	849	1,049	1,915
Income from continuing operations	38,639	33,970	49,554	30,864
Income from discontinued operations, net of tax	—	358	—	(86)
Net income	$38,639	$34,328	$49,554	$30,778

Diluted earnings per share(1):	$0.42	$0.38	$0.55	$0.34

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen weeks ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014

	(in thousands, except per share data)
Net sales	$601,362	$562,063	$632,976	$572,267
Cost of sales	(418,365)	(378,621)	(420,106)	(412,289)
Operating expenses	(128,711)	(129,461)	(124,614)	(115,113)
Operating profit	54,286	53,981	88,256	44,865
Interest income, net	340	481	1,036	762
Income from continuing operations before income taxes	54,626	54,462	89,292	45,627
Income tax provision	(20,111)	(20,742)	(34,331)	(17,521)
Net income	$34,515	$33,720	$54,961	$28,106

Diluted earnings per share(1):	$0.38	$0.37	$0.60	$0.30
(1) The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

20. SUBSEQUENT EVENTS

Dividends- On February 17, 2015, DSW Inc.'s Board of Directors increased the Company's quarterly cash dividend from $0.1875 per share to $0.20 per share. The dividend will be paid on March 31, 2015 to shareholders of record at the close of business on March 20, 2015.

Union Square- See Note 16 for a subsequent event related to litigation related to Union Square.

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

10.3#	DSW Inc. 2014 Long-Term Incentive Plan. Incorporated by reference to Appendix C to Form DEF 14A (file no. 1-32545) filed April 30, 2014.
10.3.1#*	Form of Restricted Stock Units Award Agreement for Employees.
10.3.2#*	Form of Stock Units for automatic grants to non-employee directors.
10.3.3#*	Form of Nonqualified Stock Option Award Agreement for Employees.
10.3.4#*	Form of Performance-Based Restricted Stock Units Award Agreement for Employees.
10.4
$50,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, between DSW Inc., as Borrower, and PNC Bank, National Association, as Lender dated August 2, 2013. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed September 6, 2013.

10.5
Cost Sharing Agreement, dated November 1, 2012, between 4300 East Fifth Avenue LLC and 810 AC LLC, a wholly owned subsidiary of DSW. Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 1, 2012.

10.6#	DSW Inc. 2005 Equity Incentive Plan. Incorporated by reference to Appendix A to Form DEF 14A (file no. 1-32545) filed April 30, 2014.
10.6.1#	Form of Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed June 7, 2013.
10.6.2#	Form of Stock Units for automatic grants to non-employee directors. Incorporated by reference to Exhibit 10.23.2 to Form 10-Q (file no. 1-32545) filed June 4, 2009.
10.6.3#
Form of Nonqualified Stock Option Award Agreement for Consultants. Incorporated by reference to Exhibit 10.24.5 to DSW's Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 are incorporated by reference.

10.6.4#	Form of Nonqualified Stock Option Award Agreement for Employees. Incorporated by reference to Exhibit 10.23.6 to Form 10-Q (file no. 1-32545) filed June 4, 2009.
10.6.5#	Form of Performance-Based Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed June 7, 2013.

10.7#	DSW Inc. 2005 Cash Incentive Compensation Plan. Incorporated by reference to Appendix B to Form DEF 14A (file no. 1-32545) filed April 30, 2014.
10.8
Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.

10.8.1
Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.9
Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 29, 2004.

10.9.1
Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.10
Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.11
Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation d/b/a DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Retail Ventures’ Form 10-K (file no. 1-10767) filed April 14, 2005.

10.11.1
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

10.12.1
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

10.13.1
Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.14
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

10.18.2
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

10.19.1
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

10.2
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

10.21
Form of Indemnification Agreement between DSW Inc. and its officers and directors. Incorporated by reference to Exhibit 10.44 to DSW's Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

10.22
Agreement of Lease, dated April 7, 2006, by and between JLP-Harvard Park, LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Chagrin Highlands, Warrendale, Ohio DSW store. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 1-32545) filed April 13, 2006.

10.23
Agreement of Lease, dated June 30, 2006, between JLPK – Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.24
Agreement of Lease, dated November 27, 2006, between JLP – Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 6, 2006.

10.25
Management Agreement, dated November 1, 2012, between Schottenstein Property Group, LLC and 810 AC LLC, a wholly owned subsidiary of DSW. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-32545) filed November 1, 2012.

10.26
Amendment to Master Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated May 26, 2011. Incorporated by reference to Exhibit 10.1 to DSW's Form 8-K (file No. 001-32545) filed May 26, 2011.

10.27	Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Incorporated by reference to Exhibit 10.1 to DSW's Form 8-K (file no. 1-32545) filed June 5, 2006.
10.28#	Employment Agreement, dated July 13, 2006, between DSW Inc. and Harris Mustafa. Incorporated by reference to Exhibit 10.1 to DSW's Form 8-K (file no. 1-32545) filed July 13, 2006.
10.28.1#	First Amendment to Employment Agreement, dated December 31, 2007, between Harris Mustafa and DSW Inc. Incorporated by reference to Exhibit 10.53.1 to Form 10-K (file no. 1-32545) filed April 17, 2008.
10.29
Agreement of Lease, dated December 15, 2006, between American Signature, Inc., an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Langhorne, Pennsylvania DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-32545) filed April 5, 2007.

10.30#	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to DSW's Form 10-Q (file no. 1-32545) filed December 13, 2007.
10.31
Agreement of Lease, dated October 1, 2007, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.31.1
Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 3, 2009.

10.31.2
Second Lease Amendment to Agreement of Lease, dated November 30, 2010, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.56.2 to Form 10-K (file no. 1-32545) filed March 22, 2011.

10.32
Guaranty by DSW Inc. to 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation re: Lease, dated October 1, 2007 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of dsw.com. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.33#	Employment Agreement, dated March 27, 2009, between William L. Jordan and DSW Inc. Incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 1-32545) filed April 1, 2009.
10.34#	Employment Agreement, dated March 25, 2009, between Michael R. MacDonald and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed March 26, 2009.
10.35
Settlement Agreement, dated as of September 25, 2009, by and among Retail Ventures, Inc., DSW Inc., FB Liquidating Estate, Inc., FB Services LLC, FB Leasing Services LLC and the Official Committee of Unsecured Creditors. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 3, 2009.

10.36
Lease, dated August 26, 2010, by and between JLP Nashua NH LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Nashua, NH store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 1, 2010.

10.37#	Employment Agreement, dated December 11, 2007, between Carrie S. McDermott and DSW Inc. Filed as Exhibit 10.66 to Form 10-K (file no. 1-32545) filed March 22, 2011.
10.38
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

10.38.2
Lease Amendment to Agreement of Lease, by and between Jubilee-Sawmill LLC, an Ohio limited liability company, successor in interest to Jubilee Limited Partnership (“Landlord”), and DSW Shoe Warehouse, Inc. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed December 6, 2013.

10.39	Consulting Agreement, dated January 10, 2013, between DSW Inc. and SB Capital Group, LLC. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 1-32545) filed March 28, 2013.
10.40
Third Lease Amendment to Agreement of Lease, dated March 1, 2013, between 4300 Venture 34910 LLC, a Schottenstein Affiliate, and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed June 7, 2013.

10.41
Letter of Credit Agreement dated as of August 2, 2013 among, DSW Inc. as the lead borrower, Wells Fargo Bank, National Association, as L/C Issuer. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-32545) filed September 6, 2013.

10.42#	Amended Employment Agreement, dated March 19, 2014, between Roger Rawlins and DSW Inc. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-32545) filed March 27, 2014.
10.43	Summary of Director Compensation. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 5, 2014.
10.44#*	Employment Agreement, dated April 28, 2014, between Mary Meixelsperger and DSW Inc.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*	XBRL Instance documents
____________

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.