Form 10-Q
period 2015-05-02
DSW Inc.
filed 2015-06-04
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015

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

The number of outstanding Class A Common Shares, without par value, as of May 29, 2015 was 80,946,202 and Class B Common Shares, without par value, as of May 29, 2015 was 7,732,807.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	May 2, 2015	May 3, 2014
Net sales	$655,486	$598,947
Cost of sales	(442,428)	(410,942)
Operating expenses	(139,486)	(126,754)
Operating profit	73,572	61,251
Interest expense	(38)	(36)
Interest income	958	1,027
Interest income, net	920	991
Non-operating income	3,312	—
Income before income taxes and loss from Town Shoes	77,804	62,242
Income tax provision	(29,096)	(23,603)
Loss from Town Shoes	(1,342)	—
Net income	$47,366	$38,639

Basic and diluted earnings per share:
Basic earnings per share	$0.54	$0.43
Diluted earnings per share	$0.53	$0.42

Shares used in per share calculations:
Basic shares	88,524	90,824
Diluted shares	89,624	92,107

Other comprehensive income (loss):
Foreign currency translation	$1,814	$—
Unrealized net loss on available-for-sale securities	(361)	—
Total comprehensive income	$48,819	$38,639

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
Cash and equivalents	$206,868	$59,171	$132,900
Short-term investments	128,705	171,201	179,877
Accounts receivable, net	24,125	24,400	22,762
Accounts receivable from related parties	56	7	14
Inventories	512,096	450,836	419,983
Prepaid expenses and other current assets	45,919	43,108	44,404
Prepaid rent to related parties	875	—	973
Deferred income taxes	21,858	19,747	20,394
Total current assets	940,502	768,470	821,307

Property and equipment, net	346,912	337,903	327,560
Long-term investments	120,724	216,756	235,411
Goodwill	25,899	25,899	25,899
Deferred income taxes	9,588	11,332	11,598
Long-term prepaid rent to related parties	830	794	686
Investment in Town Shoes	22,952	25,887	—
Note receivable from Town Shoes	46,686	43,304	—
Other assets	7,867	7,898	8,884
Total assets	$1,521,960	$1,438,243	$1,431,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$194,749	$169,518	$148,491
Accounts payable to related parties	657	1,092	1,670
Accrued expenses	136,374	113,180	120,483
Total current liabilities	331,780	283,790	270,644

Non-current liabilities	141,393	143,333	137,413

Commitments and contingencies	—	—	—

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000 Class A Common Shares authorized; 83,980, 83,702 and 83,264 issued, respectively; 80,944, 80,666 and 83,226 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733, 7,733 and 7,733 issued and outstanding, respectively	915,134	908,679	893,778
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost, 3,036, 3,036 and 38 outstanding	(86,938)	(86,938)	(1,600)
Retained earnings	250,585	220,826	156,103
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(5,001)	(6,454)	—
Total shareholders’ equity	1,048,787	1,011,120	1,023,288
Total liabilities and shareholders’ equity	$1,521,960	$1,438,243	$1,431,345

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive income (loss)	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital	Treasury shares
Balance, February 1, 2014	83,033	7,733	38	$890,698	$(1,600)	$134,439	$(24,993)	$—	$998,544

Net income	—	—	—	—	—	38,639	—	—	38,639
Stock-based compensation expense, before related tax effects	—	—	—	2,848	—	—	—	—	2,848
Stock units granted	3	—	—	40	—	—	—	—	40
Exercise of stock options	126	—	—	660	—	—	—	—	660
Vesting of restricted stock units, net of settlement of taxes	64	—	—	(1,352)	—	—	—	—	(1,352)
Excess tax benefits related to stock-based compensation	—	—	—	884	—	—	—	—	884
Dividends paid ($0.1875 per share)	—	—	—	—	—	(16,975)	—	—	(16,975)

Balance, May 3, 2014	83,226	7,733	38	$893,778	$(1,600)	$156,103	$(24,993)	$—	$1,023,288

Balance, January 31, 2015	80,666	7,733	3,036	$908,679	$(86,938)	$220,826	$(24,993)	$(6,454)	$1,011,120

Net income	—	—	—	—	—	47,366	—	—	47,366
Stock-based compensation expense, before related tax effects	—	—	—	3,521	—	—	—	—	3,521
Stock units granted	3	—	—	42	—	—	—	—	42
Exercise of stock options, net of settlement of taxes	224	—	—	2,601	—	—	—	—	2,601
Vesting of restricted stock units, net of settlement of taxes	51	—	—	(1,261)	—	—	—	—	(1,261)
Excess tax benefits related to stock-based compensation	—	—	—	1,552	—	—	—	—	1,552
Foreign currency translation	—	—	—	—	—	—	—	1,814	1,814
Unrealized net loss on available-for-sale securities		—	—	—	—	—	—	(361)	(361)
Dividends paid ($0.20 per share)	—	—	—	—	—	(17,607)	—	—	(17,607)

Balance, May 2, 2015	80,944	7,733	3,036	$915,134	$(86,938)	$250,585	$(24,993)	$(5,001)	$1,048,787

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$47,366	$38,639

Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation and amortization	17,879	16,346
Stock-based compensation expense	3,563	2,888
Deferred income taxes	(366)	(2,275)
Loss from Town Shoes	1,342	—
Loss on disposal of long-lived assets	78	232
Impairment of long-lived assets	418	—
Amortization of investment discounts and premiums	1,932	2,752
Excess tax benefits related to stock-based compensation	(1,552)	(884)
Gain on foreign currency exchange rate	(3,312)	—

Change in working capital, assets and liabilities:
Accounts receivable, net	226	3,870
Inventories	(61,260)	(22,215)
Prepaid expenses and other current assets	(8,644)	(11,161)
Accounts payable	23,514	(17,374)
Accrued expenses	25,388	5,000
Other	2,819	(1,282)
Net cash and equivalents provided by operating activities	$49,391	$14,536

Cash flows from investing activities:
Cash paid for property and equipment	(26,710)	(25,833)
Purchases of available-for-sale investments	(3,292)	(4,805)
Purchases of held-to-maturity investments	—	(22,426)
Sales of available-for-sale investments	139,526	26,855
Maturities of held-to-maturity investments	—	49,622
Decrease (increase) in restricted cash	4,922	(287)
Payment-in-kind interest from Town Shoes	(4,737)	—
Net cash and equivalents provided by investing activities	$109,709	$23,126

Cash flows from financing activities:
Proceeds from exercise of stock options	2,601	660
Cash paid for income taxes for shares withheld	(1,261)	(1,352)
Dividends paid	(17,607)	(16,975)
Excess tax benefits related to stock-based compensation	1,552	884
Net cash and equivalents used in financing activities	$(14,715)	$(16,783)

Effect of exchange rate changes on cash balances	$3,312	$—
Net increase in cash and equivalents	144,385	20,879
Cash and equivalents, beginning of period	59,171	112,021
Cash and equivalents, end of period	$206,868	$132,900

	Three months ended
	May 2, 2015	May 3, 2014
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,442	$15,347
Proceeds from construction and tenant allowances	$3,900	$5,482

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$5,818	$5,143

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

DSW Inc. has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group (“ABG”) segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids. As of May 2, 2015, DSW operated a total of 449 stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During the three months ended May 2, 2015, DSW opened 18 new DSW stores.

DSW Inc., through its ABG segment, also partners with four other retailers to help build and optimize their footwear businesses. As of May 2, 2015, ABG supplied merchandise to 269 Stein Mart stores and Steinmart.com, 99 Gordmans stores, and one Frugal Fannie’s store. During the three months ended May 2, 2015, ABG added three new shoe departments and ceased operations in one shoe department. As of May 2, 2015, ABG operated four Yellow Box retail stores, which offer core fashion sandals, flats, dress shoes, boots and exclusive products.

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with DSW Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015 (the “2014 Annual Report”). In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated interim financial statements include the accounts of DSW Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States Dollars ("USD"), unless otherwise noted.

2.     INVESTMENT IN TOWN SHOES LIMITED

On May 12, 2014, DSW Inc. acquired a 49.2% interest in Town Shoes Limited ("Town Shoes"), the largest branded footwear and accessories retailer in Canada, for $75.1 million Canadian dollars ("CAD") ($68.9 million USD). As of May 2, 2015, DSW Inc.'s ownership interest is 46.3%, and the dilution of the Company's ownership is due to Town Shoes' employee exercises of stock options. DSW Inc.'s stake provides 50% voting control and board representation equal to the co-investor.

Additionally, the Town Shoe co-investor holds the option to sell the remaining portion of the company in fiscal 2017, and on that date for the subsequent two years. DSW Inc. holds the option to purchase the remaining portion of the company in fiscal 2018, and on the anniversary of that date for the subsequent two years if the Town Shoe co-investor has not exercised their put option. DSW Inc. purchased $100 million CAD during the first quarter of fiscal 2015 (approximately $79 million USD at purchase date) to take advantage of the strength of the dollar and in anticipation of funding the future purchase of the remaining interest in Town Shoes. The funds are also available to fund other business opportunities or return to U.S. operations, if needed. Until the Company invests the CAD purchased, the Company will incur foreign exchange rate fluctuations and record gains or losses through the statement of operations. During the first quarter of fiscal 2015, the Company recorded $3.3 million in foreign currency exchange gains related to the purchase of CAD within non-operating income. The Company expects to complete its investment in CAD denominated available-for-sale securities in the second quarter of fiscal 2015. Until then, foreign currency exchange gains or losses will be recorded. Once invested in available-for-sale securities, any foreign currency exchange and unrealized gains or losses will be recorded as Accumulated Other Comprehensive Income or Loss.

3.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

A description of DSW's significant accounting policies is included in DSW's 2014 Annual Report. The following policies represent new or updates to significant accounting policies.

Non-operating Income- Non-operating income includes remeasurement effects of foreign currency.
Income Taxes- In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes, interest and penalties related to unrecognized income tax benefits may either be classified as income tax expense or another appropriate expense classification in the consolidated statements of operations. Previously, the Company had elected to classify interest expense or income related to income tax liabilities, when applicable, as part of interest expense or income in its consolidated statements of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

operations rather than as part of income tax expense. The Company classified income tax penalties as part of operating expenses in its statements of operations. Beginning in the first quarter of fiscal 2015, the Company has elected to reflect interest and penalties from income taxes through the income tax provision in the statement of operations.
The policy is consistent with the policies elected by many of the Company’s peers and thus will improve comparability of the Company’s financial statements. The new policy is more consistent with the way in which the Company manages the settlement of uncertain income tax positions as one overall amount inclusive of interest and penalties. The Company also believes that interest and penalties related to unrecognized income tax benefits are costs of managing taxes payable and thus, it will provide more meaningful information to investors by including only interest expense from debt financing activities within interest expense.

This change in accounting policy was completed in accordance with ASC Topic 250, Accounting Changes and Error Corrections. Accordingly, the change in accounting policy has been applied retrospectively by adjusting the statement of operations for the prior periods presented. The change to historical periods was limited to classifications within the consolidated statements of operations and has no effect on net income or earnings per share.

	Three months ended
	May 3, 2014
	(in thousands)
	As previously reported	Effect of change	As adjusted
Interest income (expense), net	$958	$33	$991
Income tax provision	$(23,570)	$(33)	$(23,603)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") released standard No. 2014-09 on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. There is a proposed one year deferral of the standard to take effect for public companies for annual reporting periods beginning after December 15, 2016 to December 15, 2017, including interim reporting periods. The Company is evaluating the impact of the new standard on its financial statements and disclosures.
In April 2015, the FASB and the IASB released Accounting Standard Update ("ASU") 2015-03 simplifying the presentation of debt issuance costs. Under the new standard, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. There is currently no impact to the Company, however the Company will monitor the new standard and determine if it is likely to be impacted in the future.
In April 2015, the FASB released ASU 2015-05 to provide guidance to customers concerning whether a cloud computing arrangement includes a software license. Under this new standard, 1) if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses, or 2) if the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. The Company is evaluating the impact of the new standard on its financial statements and disclosures.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of May 2, 2015, the Schottenstein Affiliates (entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW Board of Directors, and members of his family) beneficially owned approximately 16% of outstanding DSW Common Shares representing approximately 48% of the combined voting power of outstanding DSW Common Shares. As of May 2, 2015, the Schottenstein Affiliates beneficially owned 6.9 million Class A Common Shares and 7.7 million Class B Common Shares.

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

License Agreement with Town Shoes- In fiscal 2014, DSW Inc. entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. Town Shoes pays DSW Inc. a royalty fee based on a percentage of net sales.

5.     EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options, restricted stock units ("RSU") and performance-based restricted stock units ("PSU") calculated using the treasury stock method.

The following table is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Three months ended
	May 2, 2015	May 3, 2014

	(in thousands)
Weighted average shares outstanding	88,524	90,824
Assumed exercise of dilutive stock options	860	1,062
Assumed exercise of dilutive RSUs and PSUs	240	221
Number of shares for computation of diluted earnings per share	89,624	92,107

Options, RSUs and PSUs- For the three months ended May 2, 2015 and May 3, 2014, the number of potential common shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 1.2 million and 0.9 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     STOCK-BASED COMPENSATION

The DSW Inc. 2014 Equity Incentive Plan ("the 2014 Plan") provides for the issuance of equity awards to purchase up to 8.5 million DSW Common Shares. The Company will begin issuing shares under the 2014 Plan after the DSW Inc. 2005 Equity Incentive Plan expires in the second quarter of fiscal 2015. The 2014 Plan covers stock options, RSUs, PSUs and director stock units ("DSU"). Eligible recipients include key employees of DSW Inc. and affiliates, as well as directors. Options generally vest 20% per year on a cumulative basis. Options granted under the 2014 Plan generally remain exercisable for a period of ten years from the date of grant.

Stock-Based Compensation Expense- The following table summarizes stock-based compensation expense:

	Three months ended
	May 2, 2015	May 3, 2014

	(in thousands)
Stock Options	$1,996	$1,915
Restricted Stock Units	867	730
Performance-Based Restricted Stock Units	658	203
Director Stock Units	42	40
Total	$3,563	$2,888

Stock Options, RSUs, PSUs and DSUs- The following table summarizes all stock-based compensation activity:

	Three months ended
	May 2, 2015
	Stock Options	RSUs	PSUs	DSUs

	(in thousands)
Outstanding, beginning of period	3,156	320	173	360
Granted	877	80	145	3
Options exercised/units vested	(224)	(83)	—	(1)
Forfeited	(31)	(10)	—	—
Outstanding, end of period	3,778	307	318	362
Exercisable, end of period	1,969	—	—	—

The following table summarizes the total compensation cost related to nonvested shares not yet recognized and the weighted average expense recognition period remaining (amounts in thousands):

	Three months ended
	May 2, 2015
	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$18,470	$6,736	$8,448
Weighted average expense recognition period	2.4 years	2.1 years	2.4 years

The following table illustrates the weighted average assumptions used in the Black-Scholes pricing model for DSW stock options granted in each of the periods presented:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three months ended
Assumptions:	May 2, 2015	May 3, 2014
Risk-free interest rate	1.4%	1.9%
Expected volatility of DSW Common Shares	37.9%	45.8%
Expected option term	5.1 years	5.4 years
Dividend yield	2.1%	2.3%
Other Data:
Weighted average grant date fair value	$10.24	$12.50

Stock Appreciation Rights (“SARs”)- The 2014 Plan also covers the issuance of SARs. DSW Inc. entered into a SARs agreement with a non-employee on June 16, 2014, wherein DSW Inc. granted a total of 0.5 million SARs in two equal tranches with respect to DSW Class A Common Shares. On April 16, 2015, DSW provided notice of termination of the agreement with the non-employee resulting in an acceleration of the vesting of the SARs as outlined in the agreement, and the SARs remain exercisable until June 2016. DSW will value the SARs at fair value until the expiration or exercise date using a Black-Scholes model. The expense in the first quarter of fiscal 2015 is $3.5 million, of which $2.8 million was incremental expense due to the acceleration of vesting.

The fair value of the SARs was estimated using the Black-Scholes pricing model with the following assumptions for the period presented:

Assumptions:	As of May 2, 2015
Risk-free interest rate	0.2%
Expected volatility of DSW Common Shares	25.7%
Expected term	1.0 year
Expected dividend yield	2.4%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.     INVESTMENTS

For the available-for-sale bonds and term notes, the carrying value equals the fair value. Held-to-maturity investments were primarily corporate bonds, municipal bonds and municipal term notes and were held at amortized cost, which approximated fair value. Long-term investments have maturities longer than one year but shorter than three years. The Company accounts for its purchases and sales of investments on the trade date of the investment. The following table discloses the major categories of the Company's investments as of the periods presented:

	Short-term investments			Long-term investments
	May 2, 2015	January 31, 2015	May 3, 2014	May 2, 2015	January 31, 2015	May 3, 2014

	(in thousands)
Available-for-sale securities:
Amortized cost basis	$128,779	$17,147	—	$121,011	—	—

Gains recognized in accumulated other comprehensive income	38	—	—	38	—	—
Losses recognized in accumulated other comprehensive loss	(112)	—	—	(325)	—	—

Held-to-maturity securities:
Amortized cost basis	—	154,054	$179,877	—	$216,756	$235,411
Total investments	$128,705	$171,201	$179,877	$120,724	$216,756	$235,411

Gross holding gains on held-to-maturity securities	—	$117	$107	—	$371	$575
Gross holding losses on held-to-maturity securities	—	(50)	(56)	—	(317)	(269)
Fair value of securities	$128,705	$171,268	$179,928	$120,724	$216,810	$235,717

Change in Investment Classification- During the first quarter of fiscal 2015, the Company liquidated investments classified as held-to-maturity. As a result of the sale of held-to-maturity investments, the Company transferred its entire portfolio to the available-for-sale classification at fair value at the date of transfer. The Company determined that this transfer was a change in investment strategy. The unrealized holding gains or losses for the available-for-sale securities are reported in other comprehensive income.

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

•	Level 3 inputs are unobservable inputs.

Financial Assets and Liabilities- The following table presents financial assets and liabilities at fair value as of the periods presented:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of May 2, 2015			As of January 31, 2015			As of May 3, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2

Financial assets:	(in thousands)
Cash and equivalents	$206,868	$206,868	—	$59,171	$59,171	—	$132,900	$132,900	—
Short-term investments (a)	128,705	—	$128,705	171,268	—	$171,268	179,928	—	$179,928
Long-term investments (a)	120,724	—	120,724	216,810	—	216,810	235,717	—	235,717
Note receivable from Town Shoes (b)	46,686	—	46,686	43,304	—	43,304	—	—	—
Total financial assets	$502,983	$206,868	$296,115	$490,553	$59,171	$431,382	$548,545	$132,900	$415,645

Financial liabilities:
Stock appreciation rights (c)	$5,231	—	$5,231	—	—	—	—	—	—
Total financial liabilities	$5,231	—	$5,231	—	—	—	—	—	—

There are no financial assets or liabilities valued using level 3 inputs for the periods presented.

(a) Short-term and long-term investments include available-for-sale and held-to maturity investments, which are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets.

(b) The shareholder note is valued based on similar assets in active markets.

(c) Stock appreciation rights are valued using the Black-Scholes model.

Non-Financial Assets- The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite-lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. For the three months ended May 2, 2015, there was a full impairment related to one store in the ABG segment of $0.4 million recorded in cost of sales where the future expected cash flows will not recover the carrying amount of its long-lived assets. There were no significant non-recurring fair value measurements recorded for the three months ended May 3, 2014.

9.     DEBT OBLIGATIONS

$50 Million Secured Credit Facility- On August 2, 2013, the Company entered into a $50 million secured revolving credit agreement (the "Credit Facility"), which has a term of five years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon the Company's request and the increase would be subject to lender availability, DSW Inc.'s financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of DSW Inc.'s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for ongoing working capital requirements and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to management and the operation of DSW Inc.'s business. These covenants, among other things, limit or restrict DSW Inc.'s ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. The Credit Facility also requires that DSW Inc. meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. The Company paid $26.7 million for capital expenditures for the three months ended May 2, 2015.

As of May 2, 2015, January 31, 2015 and May 3, 2014, the Company had no outstanding borrowings under the Credit Facility and had availability under the facility of $50.0 million, $50.0 million and $49.5 million. The Company had no outstanding letters of credit under the Credit Facility as of May 2, 2015 and January 31, 2015, and had $0.5 million outstanding letters of credit under the Credit Facility as of May 3, 2014.

$50 Million Letter of Credit Agreement- Also on August 2, 2013, the Company entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

with a term of five years that will expire on August 2, 2018. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and is used for general corporate purposes.

As of May 2, 2015, January 31, 2015 and May 3, 2014, the Company had $4.4 million, $9.3 million and $4.5 million, respectively, in outstanding letters of credit under the Letter of Credit Agreement, and $6.6 million, $11.5 million and $6.4 million, respectively, in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

10.    PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following for the periods presented:

	May 2, 2015	January 31, 2015	May 3, 2014

	(in thousands)
Land	$1,110	$1,110	$1,110
Furniture, fixtures and equipment	453,754	437,745	402,861
Buildings, building and leasehold improvements	362,242	353,283	334,501
Total property and equipment	817,106	792,138	738,472
Accumulated depreciation and amortization	(470,194)	(454,235)	(410,912)
Property and equipment, net	$346,912	$337,903	$327,560

11.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following for the periods presented:

	May 2, 2015	January 31, 2015	May 3, 2014

	(in thousands)
Gift cards and merchandise credits	$36,404	$40,313	$33,909
Compensation	17,332	11,317	13,963
Taxes	34,312	16,798	20,450
Customer loyalty program	16,009	14,788	16,579
Other (1)	32,317	29,964	35,582
Total accrued expenses	$136,374	$113,180	$120,483

(1) Other is comprised of deferred revenue, guarantees, sales return allowance, stock appreciation rights (as of May 2, 2015) and various other accrued expenses including advertising expenses, professional fees and rent.

12.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following for the periods presented:

	May 2, 2015	January 31, 2015	May 3, 2014

	(in thousands)
Construction and tenant allowances	$85,664	$85,244	$80,763
Deferred rent	38,007	38,021	38,404
Other (1)	17,722	20,068	18,246
Total non-current liabilities	$141,393	$143,333	$137,413

(1) Other is comprised of a reserve for a lease of an office facility assumed in the merger with Retail Ventures, Inc. ("RVI"), income tax reserves and deferred compensation. During the first quarter of fiscal 2015, the Company adjusted its assumptions related to the reserve for a lease of an office facility for future real estate taxes, sublease rental payments and executory costs. As of May 2, 2015, the accrual was $9.6 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.    SEGMENT REPORTING

The reportable segments are the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. The Company has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million as of May 2, 2015, January 31, 2015 and May 3, 2014 is recorded in the DSW segment. In order to reconcile to the condensed consolidated financial statements, the Company includes Other, which consists of assets, liabilities and expenses of the former RVI (see Note 15) and the investment in Town Shoes including cash (see Note 2).

	DSW segment	ABG segment	Other	Total

	(in thousands)
Three months ended May 2, 2015
Net sales	$612,211	$43,275	—	$655,486
Gross profit	204,062	8,996	—	213,058
Capital expenditures	27,235	107	—	27,342

Three months ended May 3, 2014
Net sales	$558,866	$40,081	—	$598,947
Gross profit	178,251	9,754	—	188,005
Capital expenditures	25,180	223	—	25,403

Total Assets
As of May 2, 2015	$1,261,342	$110,249	$150,369	$1,521,960
As of January 31, 2015	1,263,577	104,897	69,769	1,438,243
As of May 3, 2014	1,344,090	86,861	394	1,431,345

14.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. For the three months ended May 2, 2015, the effective tax rate of 38.1% reflects the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. For the three months ended May 3, 2014, the effective tax rate of 37.9% reflects the impact of federal, state and local taxes.

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

Merger with Retail Ventures, Inc. ("the Merger")- On May 26, 2011, RVI merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW Inc. Upon the closing of the Merger, each outstanding RVI common share was converted into 0.435 DSW Class A Common Shares, unless the holder of each outstanding RVI common share properly and timely elected to receive a like number of DSW Class B Common Shares.

As of the effective time of the Merger, a subsidiary of DSW Inc. assumed the obligations under RVI’s guarantees related to discontinued operations. DSW Inc. may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to these discontinued operations. In the first quarter of fiscal 2015, the Company recorded a $2.0 million benefit from the final distribution from the bankruptcy debtor's estates related to Filene's Basement's bankruptcy in 2011.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Filene’s Basement- Following the Merger, a subsidiary of DSW Inc., Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms Corp in its purchase of Filene’s Basement in fiscal 2009. The remaining guarantee is described in more detail below:

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under the guarantee. In April 2012, the landlord advised Merger Sub that it had signed a lease with a tenant and asserted that Merger Sub is responsible for shortfalls and rent while the space was unoccupied. The landlord filed a motion for summary judgment that the guarantee is enforceable as a matter of law. In April 2013, the Court denied the landlord's motion for summary judgment. The landlord appealed the court's denial of summary judgment. Oral arguments for the appeal were held in February 2014. In September 2014, the appellate court reversed the Court ruling and determined that the guarantee was enforceable, and ordered that a referee determine the amount of the landlord's damages. On February 27, 2015, the parties jointly entered into a Stipulation and Settlement Agreement that provides for the settlement and release of the guaranty litigation and certain claims arising from the Filene's/Syms bankruptcy. The settlement approximated the accrual. The guaranty is of a lease that is scheduled to expire in 2024.

Contractual Obligations- As of May 2, 2015, the Company has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. The Company's obligations under these commitments were $4.4 million as of May 2, 2015. In addition, the Company has signed lease agreements for 29 new DSW store locations, expected to be opened in fiscal 2015 and 2016 with total annual rent of $7.6 million. In connection with the new lease agreements, the Company will receive a total of $11.4 million of construction and tenant allowance reimbursements for expenditures at these locations.

16.    SUBSEQUENT EVENTS

Dividends- On May 22, 2015, the DSW Inc. Board of Directors declared a quarterly cash dividend of $0.20 per share. The quarterly dividend will be paid on June 30, 2015 to shareholders of record at the close of business on June 19, 2015.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

All references to “we,” “us,” “our,” or the “Company” in this Quarterly Report on Form 10-Q mean DSW Inc. and its wholly owned subsidiaries. DSW refers to the DSW segment, which includes DSW stores and dsw.com. DSW Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”).

Company Overview

DSW is the destination for fabulous brands at a great value every single day. With a breathtaking assortment of shoes, handbags and accessories for women and men in 449 stores nationwide and on dsw.com, DSW strives to delight customers with finding the perfect shoe at an incredible price. Our DSW stores average approximately 21,000 square feet and carry approximately 23,000 pairs of shoes. In addition, DSW Rewards means shopping comes with perks; members earn points towards certificates every time they purchase. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

As a division of DSW Inc., the Affiliated Business Group ("ABG") partners with multi-category retailers and wholesalers to develop strategies and business models for targeted shoe assortments. ABG provides service to 369 store locations and e-commerce channels through leased partnerships with Stein Mart, Gordmans and Frugal Fannies. Additionally, ABG operates four mall-based specialty retail stores under the banner of Yellow Box footwear.

DSW also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada. As of May 2, 2015, Town Shoes operated 183 locations across Canada primarily under The Shoe Company, Shoe Warehouse and Town Shoes banners, as well as a .com site. In May 2014, DSW entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. As of May 2, 2015, there are 6 DSW Designer Shoe Warehouse stores in Canada.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in the DSW Form 10-K filed on March 26, 2015 and under “Part II, Item 1A. Risk Factors,” included in this Form 10-Q, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in executing our omni-channel strategy;

•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	disruption of our distribution and/or fulfillment operations;

•	continuation of supply agreements and the financial condition of our affiliated business partners;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to our information systems and data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our DSW Rewards program and marketing to drive traffic, sales and customer loyalty;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to our handling of sensitive and confidential data;

•	risks related to leases of our properties;

•	risks related to the realization of benefits related to our equity interest in Town Shoes, a leading branded shoe retailer in Canada;

•	foreign currency exchange risk; and

•	risks related to our cash and investments.

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

Results of Operations

The following table includes selected components of our results of operations, expressed as percentages of net sales:

	Three months ended
	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of sales	(67.5)	(68.6)
Gross profit	32.5	31.4
Operating expenses	(21.3)	(21.2)
Operating profit	11.2	10.2
Interest income, net	0.1	0.2
Non-operating income	0.5	—
Income before income taxes and loss from Town Shoes	11.8	10.4
Income tax provision	(4.4)	(3.9)
Loss from Town Shoes	(0.2)	—
Net income	7.2%	6.5%

Overview. Our net income for the three months ended May 2, 2015 was $47.4 million, or $0.53 per share. This compares against last year’s net income of $38.6 million, or $0.42 per share. During the three months ended May 2, 2015, total net sales increased 9.4% to $655 million, driven by a 5.1% increase in comparable sales, and the opening of 41 new stores over last year.

We continue to focus on being customer-centric in the way we operate. We continue to add technologies to provide a seamless and relevant shopping experience to our customers and continue to improve our operational execution with new systems. We put in place a new labor scheduling tool, upgraded our dsw.com platform, and fully launched our assortment planning system, which will increase localization of assortments based on customer preferences. We expect to realize benefits from assortment planning beginning in fiscal 2016. We also launched our endless aisle technology test in ten of our stores, which includes digital displays and an associate facing mobile application.

THREE MONTHS ENDED MAY 2, 2015 COMPARED TO THREE MONTHS ENDED MAY 3, 2014

Net Sales. Net sales for the first quarter of fiscal 2015 increased 9.4% compared to the first quarter of fiscal 2014. The following table summarizes the net change in our net sales (in millions):

Net sales for the three months ended May 3, 2014	$598.9
Increase in comparable sales	30.0
Net increase from non-comparable and closed store sales	26.6
Net sales for the three months ended May 2, 2015	$655.5

The following table summarizes our net sales by reportable segment and in total:

	Three months ended
	May 2, 2015	May 3, 2014

	(in thousands)
DSW segment	$612,211	$558,866
ABG segment	43,275	40,081
Total DSW Inc.	$655,486	$598,947

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	May 2, 2015	May 3, 2014
DSW segment	5.1%	(4.0)%
ABG segment	5.0%	0.9%
DSW Inc.	5.1%	(3.7)%

Our increase in total net sales for the DSW segment was primarily a result of an increase in both comparable sales and non-comparable sales growth. We opened 18 new DSW stores this quarter. The increase in comparable sales was primarily a result of an increase in multi-channel traffic, as well as an increase in average unit retail.

Women's footwear posted a positive comparable sales performance of 4%, with regular price comparable sales higher than clearance price merchandise. All subcategories in Women's posted positive comparable sales. The athletic category performance reflected the fashion athletic trend in both women's and men's styles with comparable sales in the low double digits. Men's footwear experienced low single digit comparable sales driven by the seasonal and fashion dress categories. Accessories also experienced low single digit comparable sales driven by fashion accessories, hosiery and jewelry.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales to 32.5% in the first quarter of fiscal 2015 from 31.4% in the first quarter of fiscal 2014. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	May 2, 2015	May 3, 2014
DSW segment	33.3%	31.9%
ABG segment	20.8%	24.3%
Total DSW Inc.	32.5%	31.4%

Gross profit for the first quarter of fiscal 2015 increased as a percentage of net sales 110 basis points primarily due to reduced markdowns from better sell through rates from our spring assortment. This was partially offset by lower initial mark ups and higher shipping expenses. Occupancy, distribution and fulfillment center expense rates for the total company leveraged by 25 basis points compared to last year primarily due to the increase in sales.

Gross profit for our ABG segment decreased for the first quarter of fiscal 2015 primarily as a result of impairment expense.

For the DSW segment, the reconciliation of gross profit to merchandise margin is as follows:

	Three months ended
	May 2, 2015	May 3, 2014
DSW segment gross profit	33.3%	31.9%
Store occupancy expense	10.4%	10.8%
Distribution and fulfillment expenses	2.1%	2.1%
DSW segment merchandise margin	45.8%	44.8%

Operating Expenses. Operating expenses increased 10 basis points with stock and incentive compensation deleverage partially offset by the leverage of store and home office expenses.

Interest Income, Net. Interest income, net for the first quarter of fiscal 2015 was essentially flat compared to the first quarter of fiscal 2014.

Non-operating income. DSW Inc. reported a foreign currency gain of $3.3 million related to the purchase of $100 million CAD this quarter.

Loss from Town Shoes. Loss from Town Shoes includes DSW's portion of the loss in Town Shoes' operations, partially offset by interest income on the shareholder note. Town Shoes' profits are seasonally skewed toward the second through fourth quarters of the fiscal year.

Income Taxes. Our effective tax rate for the first quarter of fiscal 2015 was 38.1%, compared to 37.9% for the first quarter of fiscal 2014. The effective tax rate for the first quarter of fiscal 2015 reflects the impact of federal, state and local, and foreign taxes, as well as the income or loss from Town Shoes, whereas the effective tax rate for the first quarter of fiscal 2014 reflects the impact of federal, state and local taxes.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. As of May 2, 2015, January 31, 2015 and May 3, 2014, net working capital was $608.7 million, $484.7 million and $550.7 million, respectively. As of May 2, 2015, January 31, 2015 and May 3, 2014, the current ratio was 2.8, 2.7 and 3.0, respectively. The increase in net working capital is due to an increase in inventory due to store growth and pre-buy inventory, as well as a shift from long-term investments to cash.

Operating Cash Flows. For the three months ended May 2, 2015, our net cash provided by operations was $49.4 million compared to $14.5 million for the three months ended May 3, 2014 with the change driven primarily by changes in working capital and an increase in inventories due to store growth and opportunistic pre-buys.

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

Investing Cash Flows. For the three months ended May 2, 2015, our net cash provided by investing activities was $109.7 million compared to $23.1 million for the three months ended May 3, 2014. During the three months ended May 2, 2015, we incurred $27.3 million for capital expenditures, of which $15.0 million related to new stores and remodels and $12.3 million related to business infrastructure. During the three months ended May 2, 2015, we had net sales of short-term and long-term investments of $136.2 million compared to net sales of short-term and long-term investments of $49.2 million during the three months ended May 3, 2014. DSW's net sales of short-term investments primarily were to fund the $100 million CAD purchase (see Note 2 to the condensed consolidated financial statements for further information surrounding the purchase).

We expect to spend approximately $115 million for capital expenditures in fiscal 2015 for new stores, store remodels and technology and investments, as well as other business projects. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We opened 18 new stores in the three months ended May 2, 2015. We plan to open 35 to 40 stores in fiscal 2015. During fiscal 2014, the average investment required to open a typical new DSW store was approximately $1.5 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.8 million and new store advertising and other new store expenses typically accounted for $0.2 million.

Financing Cash Flows. For the three months ended May 2, 2015, our net cash used in financing activities was $14.7 million compared to $16.8 million for the three months ended May 3, 2014. Net cash used in financing activities was primarily related to the payment of dividends for the three months ended May 2, 2015 and May 3, 2014.

Our Credit Facility, Letter of Credit Agreement and other liquidity considerations are described more fully below:

$50 Million Secured Credit Facility. On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility"), which has a term of five years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon our request and the increase would be subject to lender availability, our financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. The Credit Facility also requires that we meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. We paid $26.7 million for capital expenditures for the three months ended May 2, 2015.

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

Contractual Obligations

As of May 2, 2015, January 31, 2015 and May 3, 2014, we had $4.4 million, $9.3 million and $4.5 million, respectively, in outstanding letters of credit and $6.6 million, $11.5 million and $6.4 million, respectively, in restricted cash on deposit under the Letter of Credit Agreement.

As of May 2, 2015, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $4.4 million as of May 2, 2015. In addition, we have signed lease agreements for 29 new DSW store locations, expected to be opened in fiscal 2015 and 2016 with total annual rent of $7.6 million. In connection with the new lease agreements, we will receive a total of $11.4 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of May 2, 2015, we operated all of our stores and our fulfillment center from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on a lease by lease review at lease inception. We had no capital leases outstanding as of May 2, 2015, January 31, 2015 and May 3, 2014.

Future Cash

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to DSW stockholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to DSW or a U.S. affiliate.

Foreign Currency

We hold $100 million in CAD in Canadian bank accounts. Our plan is to hold available-for-sale investments in Canada in anticipation of funding the future purchase of the remaining interest in Town Shoes of Canada or pursue other business opportunities if they became available, but we would be able to return the funds to U.S. operations if we do not purchase the remaining interest or if U.S. operations require the cash.

Off-Balance Sheet Arrangements

As of May 2, 2015, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

Proposed Accounting Standards

The Financial Accounting Standards Board periodically issues Accounting Standard Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the condensed consolidated financial statements for new accounting standards that will impact DSW.

Critical Accounting Policies and Estimates

As discussed in Notes 1 and 3 to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q, the preparation of our condensed consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the condensed consolidated interim financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

$50 Million Credit Facility and $50 Million Letter of Credit Agreement- As of May 2, 2015, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Foreign Currency Exchange Risk- As a result of our equity investment in Town Shoes in fiscal 2014, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

We hold $100 million in CAD in Canadian bank accounts. Our intention is to hold available-for-sale securities in Canada. While the funds are held in cash, we are exposed to foreign currency rate risk due to remeasurement in our statement of operations. As our reporting currency is USD, a 10% change in the exchange rate would materially impact our earnings.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

Other legal proceedings- The Company is involved in various legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount of the range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, we record the most likely estimated liability related to the claim. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to our results of operations or financial condition.

Item 1A. Risk Factors.

The following risk factor supplements DSW's risk factors as set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Foreign Currency Exchange Risk- As a result of our equity investment in Town Shoes in fiscal 2014, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks. We hold $100 million in CAD in Canadian bank accounts. Our intention is to hold available-for-sale investments in Canada. While the funds are held in cash, we are exposed to foreign currency rate risk due to remeasurement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. None.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

$150 Million Share Repurchase Program- In fiscal 2014, the Board of Directors authorized the repurchase of up to an additional $50 million of DSW Common Shares under the Company's share repurchase program, which was previously authorized for $100 million. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of May 2, 2015, we have repurchased a total of 3.0 million Class A Common Shares at a cost of $86.9 million under this program, with $63.1 million remaining available. The shares withheld and repurchased are summarized in the table below (in thousands, except per share amounts):

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
February 1, 2015 to February 28, 2015	1	$36.33	—	$63,062
March 1, 2015 to April 4, 2015	32	$38.03	—	63,062
April 5, 2015 to May 2, 2015	—	—	—	63,062
	33	$37.98	—	$63,062

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

Item 5.    Other Information. None.

Item 6.    Exhibits. See Index to Exhibits on page 27.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DSW INC.
(Registrant)

Date:	June 4, 2015	By:	/s/ Mary Meixelsperger
Mary Meixelsperger
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation of DSW Inc. dated November 1, 2013. Incorporated by reference to Exhibit 3.1 to DSW's Form 8-K (file no. 001-32545) filed November 4, 2013.
3.2		Amended and Restated Code of Regulations of DSW Inc. Incorporated by reference to Exhibit 3.2 to DSW's Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1		Specimen Class A Common Shares certificate. Incorporated by reference to Exhibit 4.1 to DSW's Form 10-K (file no. 001-32545) filed April 13, 2006.
18.1	*	Letter from Deloitte and Touche, dated June 4, 2015, regarding preferability of a change in accounting policy
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer
101	*	XBRL Instance Documents
* Filed herewith