Form 10-Q
period 2015-08-01
DSW Inc.
filed 2015-09-03
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015

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

The number of outstanding Class A Common Shares, without par value, as of August 28, 2015 was 81,010,778 and Class B Common Shares, without par value, as of August 28, 2015 was 7,732,807.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$627,206	$587,096	$1,282,692	$1,186,043
Cost of sales	(435,904)	(415,192)	(878,332)	(826,134)
Operating expenses	(131,721)	(118,582)	(271,207)	(245,336)
Operating profit	59,581	53,322	133,153	114,573
Interest expense	(40)	(50)	(78)	(86)
Interest income	792	709	1,750	1,736
Interest income, net	752	659	1,672	1,650
Non-operating (expense) income	(7)	—	3,305	—
Income from continuing operations before income taxes and (loss) income from Town Shoes	60,326	53,981	138,130	116,223
Income tax provision	(22,486)	(20,860)	(51,582)	(44,463)
(Loss) income from Town Shoes	(230)	849	(1,572)	849
Income from continuing operations	37,610	33,970	84,976	72,609
Income from discontinued operations, net of tax	—	358	—	358
Net income	$37,610	$34,328	$84,976	$72,967

Basic and diluted earnings per share:
Basic earnings per share from continuing operations	$0.42	$0.38	$0.96	$0.80
Diluted earnings per share from continuing operations	$0.42	$0.37	$0.95	$0.79
Basic earnings per share from discontinued operations	—	0.00	—	0.00
Diluted earnings per share from discontinued operations	—	0.00	—	0.00
Basic earnings per share	$0.42	$0.38	$0.96	$0.81
Diluted earnings per share	$0.42	$0.38	$0.95	$0.80

Shares used in per share calculations:
Basic shares	88,713	90,120	88,619	90,472
Diluted shares	89,693	91,126	89,660	91,618

Other comprehensive income (loss):
Foreign currency translation	$(8,652)	$(89)	$(6,838)	$(89)
Unrealized net gain (loss) on available-for-sale securities (net of taxes of $6)	50	—	(311)	—
Total comprehensive income	$29,008	$34,239	$77,827	$72,878

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
Cash and equivalents	$151,007	$59,171	$87,406
Short-term investments	140,821	171,201	151,647
Accounts receivable, net	18,533	24,400	27,855
Accounts receivable from related parties	63	7	13
Inventories	505,170	450,836	414,988
Prepaid expenses and other current assets	31,599	43,108	51,577
Prepaid rent to related parties	—	—	938
Deferred income taxes	23,167	19,747	22,331
Total current assets	870,360	768,470	756,755

Property and equipment, net	354,477	337,903	331,269
Long-term investments	179,305	216,756	225,972
Goodwill	25,899	25,899	25,899
Deferred income taxes	8,944	11,332	12,466
Prepaid rent to related parties	866	794	722
Investment in Town Shoes	21,986	25,887	24,788
Note receivable from Town Shoes	44,627	43,304	47,755
Other assets	7,600	7,898	8,141
Total assets	$1,514,064	$1,438,243	$1,433,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$190,382	$169,518	$192,341
Accounts payable to related parties	529	1,092	658
Accrued expenses	113,466	113,180	107,123
Total current liabilities	304,377	283,790	300,122

Non-current liabilities	144,029	143,333	142,479

Commitments and contingencies	—	—	—

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000 Class A Common Shares authorized; 84,047, 83,702 and 83,419 issued, respectively; 81,011, 80,666 and 81,383 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733, issued and outstanding	920,682	908,679	899,404
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost, 3,036, 3,036 and 2,036 outstanding	(86,938)	(86,938)	(56,776)
Retained earnings	270,510	220,826	173,620
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(13,603)	(6,454)	(89)
Total shareholders’ equity	1,065,658	1,011,120	991,166
Total liabilities and shareholders’ equity	$1,514,064	$1,438,243	$1,433,767

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital	Treasury shares
Balance, February 1, 2014	83,033	7,733	38	$890,698	$(1,600)	$134,439	$(24,993)	$—	$998,544

Net income	—	—	—	—	—	72,967	—	—	72,967
Stock-based compensation expense, before related tax effects	—	—	—	5,104	—	—	—	—	5,104
Stock units granted	45	—	—	1,163	—	—	—	—	1,163
Exercise of stock options	236	—	—	2,965	—	—	—	—	2,965
Vesting of restricted stock units, net of settlement of taxes	67	—	—	(1,424)	—	—	—	—	(1,424)
Repurchase of Class A Common Shares	(1,998)	—	1,998	—	(55,176)	—	—	—	(55,176)
Excess tax benefits related to stock-based compensation	—	—	—	898	—	—	—	—	898
Foreign currency translation	—	—	—	—	—	—	—	(89)	(89)
Dividends paid ($0.375 per share)	—	—	—	—	—	(33,786)	—	—	(33,786)

Balance, August 2, 2014	81,383	7,733	2,036	$899,404	$(56,776)	$173,620	$(24,993)	$(89)	$991,166

Balance, January 31, 2015	80,666	7,733	3,036	$908,679	$(86,938)	$220,826	$(24,993)	$(6,454)	$1,011,120

Net income	—	—	—	—	—	84,976	—	—	84,976
Stock-based compensation expense, before related tax effects	—	—	—	6,729	—	—	—	—	6,729
Stock units granted	31	—	—	926	—	—	—	—	926
Exercise of stock options	263	—	—	3,431	—	—	—	—	3,431
Vesting of restricted stock units, net of settlement of taxes	51	—	—	(1,272)	—	—	—	—	(1,272)
Excess tax benefits related to stock-based compensation	—	—	—	2,189	—	—	—	—	2,189
Foreign currency translation	—	—	—	—	—	—	—	(6,838)	(6,838)
Unrealized net loss on available-for-sale securities (net of taxes of $6)		—	—	—	—	—	—	(311)	(311)
Dividends paid ($0.40 per share)	—	—	—	—	—	(35,292)	—	—	(35,292)

Balance, August 1, 2015	81,011	7,733	3,036	$920,682	$(86,938)	$270,510	$(24,993)	$(13,603)	$1,065,658

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net income	$84,976	$72,967
Less: Income from discontinued operations, net of tax	—	358
Income from continuing operations	$84,976	$72,609

Adjustments to reconcile net income to net cash and equivalents provided by operating activities from continuing operations:
Depreciation and amortization	36,712	33,923
Stock-based compensation expense	7,655	6,267
Deferred income taxes	(1,033)	(5,080)
Loss (income) from Town Shoes	1,572	(849)
Loss on disposal of long-lived assets	292	299
Impairment of long-lived assets	418	1,266
Amortization of investment discounts and premiums	3,432	5,173
Excess tax benefits related to stock-based compensation	(2,189)	(898)
Gain on foreign currency exchange rate	(3,305)	—

Change in working capital, assets and liabilities:
Accounts receivable, net	5,811	(1,222)
Inventories	(54,334)	(17,220)
Prepaid expenses and other current assets	9,051	(14,637)
Accounts payable	17,693	24,341
Accrued expenses	1,984	(7,881)
Other	5,835	1,648
Net cash and equivalents provided by operating activities from continuing operations	$114,570	$97,739

Cash flows from investing activities:
Cash paid for property and equipment	(50,979)	(47,974)
Purchases of available-for-sale investments	(105,572)	(4,805)
Purchases of held-to-maturity investments	—	(53,726)
Sales of available-for-sale investments	163,808	26,855
Maturities of held-to-maturity investments	—	119,229
Decrease (increase) in restricted cash	2,385	(3,985)
Equity investment in Town Shoes	—	(25,187)
Purchase of note receivable from Town Shoes	(4,737)	(46,596)
Net cash and equivalents provided by (used in) investing activities from continuing operations	$4,905	$(36,189)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,431	2,965
Cash paid for income taxes for shares withheld	(1,272)	(1,424)
Cash paid for treasury shares	—	(55,176)
Dividends paid	(35,292)	(33,786)
Excess tax benefits related to stock-based compensation	2,189	898
Net cash and equivalents used in financing activities from continuing operations	$(30,944)	$(86,523)

	Six months ended
	August 1, 2015	August 2, 2014
Cash flows from discontinued operations:
Operating activities	$—	$358
Net increase in cash and equivalents from discontinued operations	$—	$358

Effect of exchange rate changes on cash balances	$3,305	$—
Net increase (decrease) in cash and equivalents from continuing operations	88,531	(24,973)
Cash and equivalents, beginning of period	59,171	112,021
Cash and equivalents, end of period	$151,007	$87,406

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$43,705	$39,483
Proceeds from construction and tenant allowances	$14,004	$8,468

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$8,277	$5,800

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Business Operations- DSW Inc. and its wholly owned subsidiaries are herein referred to collectively as DSW Inc. or the “Company”. DSW refers to the DSW segment, which includes DSW stores and dsw.com. DSW Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. DSW Class B Common Shares are not listed on a stock exchange but are exchangeable for Class A Common Shares at the election of the shareholder.

DSW Inc. has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group (“ABG”) segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids. As of August 1, 2015, DSW operated a total of 449 stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During the six months ended August 1, 2015, DSW opened 19 new DSW stores and closed one DSW store.

DSW Inc., through its ABG segment, also partners with four other retailers to help build and optimize their footwear businesses. As of August 1, 2015, ABG supplied merchandise to 268 Stein Mart stores and Steinmart.com, 101 Gordmans stores and Gordmans.com, and one Frugal Fannie’s store. During the six months ended August 1, 2015, ABG added five new shoe departments and ceased operations in two shoe departments. As of August 1, 2015, ABG operated four Yellow Box retail stores, which offer core fashion sandals, flats, dress shoes, boots and exclusive products.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada. As of August 1, 2015, Town Shoes operated 174 locations across Canada primarily under The Shoe Company, Shoe Warehouse and Town Shoes banners, as well as an e-commerce site. In May 2014, DSW entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. As of August 1, 2015, there are six DSW Designer Shoe Warehouse stores in Canada.

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

2.     INVESTMENT IN TOWN SHOES LIMITED

On May 12, 2014, DSW Inc. acquired a 49.2% interest in Town Shoes, the largest branded footwear and accessories retailer in Canada, for $75.1 million Canadian dollars ("CAD") ($68.9 million USD). As of August 1, 2015, DSW Inc.'s ownership interest is 46.3%, and the dilution of the Company's ownership is due to Town Shoes' employee exercises of stock options. DSW Inc.'s stake provides 50% voting control and board representation equal to the co-investor.

Additionally, the Town Shoe co-investor holds the option to sell the remaining portion of the company in fiscal 2017, and on that date for the subsequent two years. DSW Inc. holds the option to purchase the remaining portion of the company in fiscal 2018, and on the anniversary of that date for the subsequent two years if the Town Shoe co-investor has not exercised their put option. DSW Inc. purchased $100 million CAD during the first quarter of fiscal 2015 (approximately $79 million USD at purchase date) to take advantage of the strength of the dollar and in anticipation of funding the future purchase of the remaining interest in Town Shoes. The funds are also available to fund other business opportunities or return to U.S. operations, if needed. During the first quarter of fiscal 2015, the Company recorded $3.3 million in foreign currency exchange gains related to the purchase of CAD within non-operating income. The Company invested the CAD in available-for-sale securities in the second quarter of fiscal 2015 and the foreign currency exchange loss of $5.9 million is recorded within other comprehensive income.

3.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

A description of DSW's significant accounting policies is included in DSW's 2014 Annual Report. The following policies represent new or updates to significant accounting policies.

Non-operating (Expense) Income- Non-operating (expense) income includes remeasurement effects of foreign currency.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Income Taxes- In accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes, interest and penalties related to unrecognized income tax benefits may either be classified as income tax expense or another appropriate expense classification in the consolidated statements of operations. Previously, the Company had elected to classify interest expense or income related to income tax liabilities, when applicable, as part of interest expense or income in its consolidated statements of operations rather than as part of income tax expense. The Company classified income tax penalties as part of operating expenses in its statements of operations. Beginning in the first quarter of fiscal 2015, the Company has elected to reflect interest and penalties from income taxes through the income tax provision in its statement of operations.
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

	Three months ended			Six months ended
	August 2, 2014			August 2, 2014

	(in thousands)
	As previously reported	Effect of change	As adjusted	As previously reported	Effect of change	As adjusted
Operating expenses	$(118,594)	$12	$(118,582)	$(245,348)	$12	$(245,336)
Interest income, net	635	24	659	1,593	57	1,650
Income tax provision	(20,824)	(36)	(20,860)	(44,394)	(69)	(44,463)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") released standard No. 2014-09 on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods. The Company is evaluating the impact of the new standard on its financial statements and disclosures.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of August 1, 2015, the Schottenstein Affiliates (entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW Board of Directors, and members of his family) beneficially owned approximately 16% of outstanding DSW Common Shares representing approximately 48% of the combined voting power of outstanding DSW Common Shares. As of August 1, 2015, the Schottenstein Affiliates beneficially owned 6.5 million Class A Common Shares and 7.7 million Class B Common Shares.

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

The following table is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Three months ended		Six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

	(in thousands)
Weighted average shares outstanding	88,713	90,120	88,619	90,472
Assumed exercise of dilutive stock options	756	836	807	952
Assumed exercise of dilutive RSUs and PSUs	224	170	234	194
Number of shares for computation of diluted earnings per share	89,693	91,126	89,660	91,618

Options, RSUs and PSUs- The number of potential common shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 2.0 million and 1.4 million for the three months ended August 1, 2015 and August 2, 2014, respectively, and 1.5 million and 1.2 million for the six months ended August 1, 2015 and August 2, 2014, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     STOCK-BASED COMPENSATION

The DSW Inc. 2014 Long-Term Incentive Plan ("the 2014 Plan") provides for the issuance of equity awards to purchase up to 8.5 million DSW Common Shares. The Company began issuing shares under the 2014 Plan after the DSW Inc. 2005 Equity Incentive Plan expired in the second quarter of fiscal 2015. The 2014 Plan covers stock options, RSUs, PSUs and director stock units ("DSUs"). Eligible recipients include key employees of DSW Inc. and affiliates, as well as directors. Options generally vest 20% per year on a cumulative basis. Options granted under the 2014 Plan generally remain exercisable for a period of ten years from the date of grant.

Stock-Based Compensation Expense- The following table summarizes stock-based compensation expense:

	Six months ended
	August 1, 2015	August 2, 2014

	(in thousands)
Stock Options	$3,626	$3,315
Restricted Stock Units	1,401	1,225
Performance-Based Restricted Stock Units	1,702	564
Director Stock Units	926	1,163
Total	$7,655	$6,267

Stock Options, RSUs, PSUs and DSUs- The following table summarizes all stock-based compensation activity:

	Six months ended
	August 1, 2015
	Stock Options	RSUs	PSUs	DSUs

	(in thousands)
Outstanding, beginning of period	3,156	320	173	360
Granted	883	83	147	31
Options exercised/units vested	(263)	(84)	—	(92)
Forfeited	(76)	(19)	—	—
Outstanding, end of period	3,700	300	320	299
Exercisable, end of period	1,930	—	—	—

The following table summarizes the total compensation cost related to nonvested shares not yet recognized and the weighted average expense recognition period remaining (amounts in thousands):

	Six months ended
	August 1, 2015
	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$16,364	$5,711	$6,867
Weighted average expense recognition period	2.2 years	1.9 years	2.2 years

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table illustrates the weighted average assumptions used in the Black-Scholes pricing model for DSW stock options granted in each of the periods presented:

	Six months ended
Assumptions:	August 1, 2015	August 2, 2014
Risk-free interest rate	1.4%	1.9%
Expected volatility of DSW Common Shares	37.9%	45.7%
Expected option term	5.1 years	5.3 years
Dividend yield	2.1%	2.3%
Other Data:
Weighted average grant date fair value	$10.22	$12.41

Stock Appreciation Rights (“SARs”)- The 2014 Plan also covers the issuance of SARs. DSW Inc. entered into a SARs agreement with a non-employee on June 16, 2014, wherein DSW Inc. granted a total of 0.5 million SARs in two equal tranches with respect to DSW Class A Common Shares. On April 16, 2015, DSW Inc. provided notice of termination of the agreement with the non-employee resulting in an acceleration of the vesting of the SARs as outlined in the agreement, and the SARs remain exercisable until June 2016. DSW Inc. will value the SARs at fair value until the expiration or exercise date using a Black-Scholes model. During the three and six months ended August 1, 2015, DSW recorded a benefit of $1.9 million and expense of $1.6 million, respectively. As of August 1, 2015, the net liability was $3.4 million.

The fair value of the SARs was estimated using the Black-Scholes pricing model with the following assumptions in each of the periods presented:

Assumptions:	August 1, 2015	January 31, 2015	August 2, 2014
Risk-free interest rate	0.3%	0.6%	0.9%
Expected volatility of DSW Class A Common Shares	23.6%	24.9%	28.6%
Expected term	0.9 years	2.3 years	2.8 years
Expected dividend yield	2.4%	2.3%	2.3%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.     INVESTMENTS

For the available-for-sale bonds and term notes, the carrying value plus any unrealized gains or losses equals the fair value. Held-to-maturity investments were primarily corporate bonds, municipal bonds and municipal term notes and were held at amortized cost, which approximated fair value. Long-term investments have maturities longer than one year but shorter than three years. The Company accounts for its purchases and sales of investments on the trade date of the investment. The following table discloses the major categories of the Company's investments as of the periods presented:

	Short-term investments			Long-term investments
	August 1, 2015	January 31, 2015	August 2, 2014	August 1, 2015	January 31, 2015	August 2, 2014

	(in thousands)
Available-for-sale securities:
Carrying value	$140,778	$17,147	—	$179,659	—	—

Unrealized gains included in accumulated other comprehensive income	91	—	—	14	—	—
Unrealized losses included in accumulated other comprehensive loss	(48)	—	—	(368)	—	—

Held-to-maturity securities:
Amortized cost	—	154,054	$151,647	—	$216,756	$225,972
Total investments	$140,821	$171,201	$151,647	$179,305	$216,756	$225,972

Gross holding gains on held-to-maturity securities	—	$117	$107	—	$371	$646
Gross holding losses on held-to-maturity securities	—	(50)	(36)	—	(317)	(157)
Fair value of securities	$140,821	$171,268	$151,718	$179,305	$216,810	$226,461

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

•	Level 3 inputs are unobservable inputs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Financial Assets and Liabilities- The following table presents financial assets and liabilities at fair value as of the periods presented:

	As of August 1, 2015			As of January 31, 2015			As of August 2, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2

Financial assets:	(in thousands)
Cash and equivalents	$151,007	$151,007	—	$59,171	$59,171	—	$87,406	$87,406	—
Short-term investments (a)	140,821	—	$140,821	171,268	—	$171,268	151,718	—	$151,718
Long-term investments (a)	179,305	—	179,305	216,810	—	216,810	226,461	—	226,461
Note receivable from Town Shoes (b)	44,627	—	44,627	43,304	—	43,304	47,755	—	47,755
Total financial assets	$515,760	$151,007	$364,753	$490,553	$59,171	$431,382	$513,340	$87,406	$425,934

Financial liabilities:
Stock appreciation rights (c)	$3,380	—	$3,380	—	—	—	—	—	—
Total financial liabilities	$3,380	—	$3,380	—	—	—	—	—	—

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

Non-Financial Assets- The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite-lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. For the six months ended August 1, 2015, there was a full impairment related to one store in the ABG segment of $0.4 million recorded in cost of sales where the future expected cash flows will not recover the carrying amount of its long-lived assets. For the six months ended August 2, 2014, there were impairments of $1.3 million recorded in cost of sales related to three DSW stores, where the future expected cash flows will not recover the carrying amount of their long-lived assets.

9.     DEBT OBLIGATIONS

$50 Million Secured Credit Facility- On August 2, 2013, the Company entered into a $50 million secured revolving credit agreement (the "Credit Facility"), which has a term of five years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon the Company's request and the increase would be subject to lender availability, DSW Inc.'s financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of DSW Inc.'s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for ongoing working capital requirements and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to management and the operation of DSW Inc.'s business. These covenants, among other things, limit or restrict DSW Inc.'s ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. The Credit Facility also requires that DSW Inc. meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. The Company paid $51.0 million for capital expenditures for the six months ended August 1, 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of August 1, 2015, January 31, 2015 and August 2, 2014, the Company had no outstanding borrowings under the Credit Facility and had availability under the facility of $50.0 million. The Company also had no outstanding letters of credit under the Credit Facility as of August 1, 2015, January 31, 2015 and August 2, 2014.

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

As of August 1, 2015, January 31, 2015 and August 2, 2014, the Company had $8.5 million, $9.3 million and $7.3 million, respectively, in outstanding letters of credit under the Letter of Credit Agreement, and $9.1 million, $11.5 million and $10.1 million, respectively, in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

10.    PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following as of the periods presented:

	August 1, 2015	January 31, 2015	August 2, 2014

	(in thousands)
Land	$1,110	$1,110	$1,110
Furniture, fixtures and equipment	471,606	437,745	413,014
Buildings, building and leasehold improvements	368,976	353,283	340,923
Total property and equipment	841,692	792,138	755,047
Accumulated depreciation and amortization	(487,215)	(454,235)	(423,778)
Property and equipment, net	$354,477	$337,903	$331,269

11.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following as of the periods presented:

	August 1, 2015	January 31, 2015	August 2, 2014

	(in thousands)
Gift cards and merchandise credits	$35,373	$40,313	$33,158
Compensation	15,862	11,317	8,463
Taxes	17,389	16,798	18,742
Customer loyalty program	15,113	14,788	15,566
Other (1)	29,729	29,964	31,194
Total accrued expenses	$113,466	$113,180	$107,123

(1) Other is comprised of deferred revenue, guarantees, sales return allowance, stock appreciation rights (as of August 1, 2015) and various other accrued expenses including advertising expenses, professional fees and rent.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following as of the periods presented:

	August 1, 2015	January 31, 2015	August 2, 2014

	(in thousands)
Construction and tenant allowances	$88,998	$85,244	$86,726
Deferred rent	37,852	38,021	38,159
Other (1)	17,179	20,068	17,594
Total non-current liabilities	$144,029	$143,333	$142,479

(1) Other is comprised of a reserve for a lease of an office facility assumed in the merger with Retail Ventures, Inc. ("RVI"), income tax reserves and deferred compensation. During the first quarter of fiscal 2015, the Company adjusted its assumptions related to the reserve for a lease of an office facility for future real estate taxes, sublease rental payments and executory costs. As of August 1, 2015, the accrual related to the office facility was $9.5 million.

13.    SEGMENT REPORTING

The reportable segments are the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. The Company has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million as of August 1, 2015, January 31, 2015 and August 2, 2014 is recorded in the DSW segment. In order to reconcile to the condensed consolidated financial statements, the Company includes Other, which consists of assets, liabilities and expenses of the former RVI (see Note 15) and the investment in Town Shoes including cash (see Note 2).

	DSW segment	ABG segment	Other	Total

	(in thousands)
Three months ended August 1, 2015
Net sales	$592,583	$34,623	—	$627,206
Gross profit	184,738	6,564	—	191,302
Capital expenditures	26,338	111	—	26,449

Three months ended August 2, 2014
Net sales	$553,814	$33,282	—	$587,096
Gross profit	166,080	5,824	—	171,904
Capital expenditures	21,602	1,131	—	22,733

Six months ended August 1, 2015
Net sales	$1,204,794	$77,898	—	$1,282,692
Gross profit	388,800	15,560	—	404,360
Capital expenditures	53,573	218	—	53,791

Six months ended August 2, 2014
Net sales	$1,112,680	$73,363	—	$1,186,043
Gross profit	344,331	15,578	—	359,909
Capital expenditures	46,782	1,354	—	48,136

Total Assets
As of August 1, 2015	$1,254,349	$116,453	$143,262	$1,514,064
As of January 31, 2015	1,263,577	104,897	69,769	1,438,243
As of August 2, 2014	1,265,670	95,155	72,942	1,433,767

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective tax rate reflects the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. The effective tax rate for the three and six months ended August 1, 2015 was 37.4% and 37.8%, respectively. The effective tax rate for the three and six months ended August 2, 2014 was 38.0%.

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

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location brought a lawsuit against Merger Sub in the Supreme Court of the State of New York ("the Court") seeking payment under a guarantee of the lease (the lease is scheduled to expire in 2024). On February 27, 2015, the parties jointly entered into a Stipulation and Settlement Agreement that provides for the settlement and release of the guaranty litigation and certain claims arising from the Filene's/Syms bankruptcy. The settlement approximated the accrual.

Contractual Obligations- As of August 1, 2015, the Company has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. The Company's obligations under these commitments were $5.7 million as of August 1, 2015. In addition, the Company has signed lease agreements for 34 new DSW store locations, expected to be opened in fiscal 2015 and 2016 with total annual rent of $9.2 million. In connection with the new lease agreements, the Company will receive a total of $13.5 million of construction and tenant allowance reimbursements for expenditures at these locations.

16.    SUBSEQUENT EVENTS

Dividends- On August 25, 2015, DSW Inc.'s Board of Directors declared a quarterly cash dividend payment of $0.20 per share. The dividend will be paid on September 30, 2015 to shareholders of record at the close of business on September 18, 2015.

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

Company Overview

DSW is the destination for fabulous brands at a great value every single day. With a breathtaking assortment of shoes, handbags and accessories for women and men in 449 stores nationwide and on dsw.com, DSW strives to delight customers with finding the perfect shoe at an incredible price. Our DSW stores average approximately 21,000 square feet and carry approximately 22,000 pairs of shoes. In addition, DSW Rewards means shopping comes with perks; members earn points towards certificates every time they purchase. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

As a segment of DSW Inc., the Affiliated Business Group ("ABG") partners with multi-category retailers and wholesalers to develop strategies and business models for targeted shoe assortments. ABG provides service to 370 store locations and e-commerce channels through leased partnerships with Stein Mart, Gordmans and Frugal Fannies. Additionally, ABG operates four mall-based specialty retail stores under the banner of Yellow Box footwear.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada. As of August 1, 2015, Town Shoes operated 174 locations across Canada primarily under The Shoe Company, Shoe Warehouse and Town Shoes banners, as well as an e-commerce site. In May 2014, DSW Inc. entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. As of August 1, 2015, there are six DSW Designer Shoe Warehouse stores in Canada.

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

Results of Operations

The following table includes selected components of our results of operations, expressed as percentages of net sales:

	Three months ended		Six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(69.5)	(70.7)	(68.5)	(69.7)
Gross profit	30.5	29.3	31.5	30.3
Operating expenses	(21.0)	(20.2)	(21.1)	(20.7)
Operating profit	9.5	9.1	10.4	9.6
Interest income, net	0.1	0.1	0.1	0.1
Non-operating (expense) income	0.0	—	0.3	—
Income from continuing operations before income taxes and (loss) income from Town Shoes	9.6	9.2	10.8	9.7
Income tax provision	(3.6)	(3.5)	(4.1)	(3.7)
(Loss) income from Town Shoes	0.0	0.1	(0.1)	0.1
Income from continuing operations	6.0	5.8	6.6	6.1
Income from discontinued operations, net of tax	—	0.1	—	—
Net income	6.0%	5.9%	6.6%	6.1%

Overview. Our net income for the six months ended August 1, 2015 was $85.0 million, or $0.95 per share. This compares against last year’s net income of $73.0 million, or $0.80 per share. During the six months ended August 1, 2015, total net sales increased 8.1% to $1.28 billion, driven by a 3.5% increase in comparable sales, and the opening of 39 new stores over last year.

We continue to focus on being customer-centric in the way we operate. We continue to add technologies and make organizational changes to provide a seamless and relevant shopping experience to our customers. We put in place a new labor scheduling tool, upgraded our dsw.com platform (including the integration of PayPal as an alternative payment method), introduced a mobile app and fully launched our assortment planning system, which will increase localization of assortments based on customer preferences. We continue to leverage our strengths, enhance our offerings to the customer, and create meaningful differentiation from our competitors.

THREE AND SIX MONTHS ENDED AUGUST 1, 2015 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 2, 2014

Net Sales. Net sales for the second quarter of fiscal 2015 increased 6.8% compared to the second quarter of fiscal 2014. Net sales for the six months ended August 1, 2015 increased 8.1% compared to the six months ended August 2, 2014. The following tables summarize the net change in our net sales:

	Three months ended	Six months ended
	August 1, 2015	August 1, 2015
	(in millions)
Net sales for the same period last year	$587.1	$1,186.0
Increase in comparable sales	10.3	40.2
Net increase from non-comparable and closed store sales	29.8	56.5
Net sales for the current period	$627.2	$1,282.7

The following table summarizes our net sales by reportable segment and in total:

	Three months ended		Six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

	(in thousands)
DSW segment	$592,583	$553,814	$1,204,794	$1,112,680
ABG segment	34,623	33,282	77,898	73,363
Total DSW Inc.	$627,206	$587,096	$1,282,692	$1,186,043

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended		Six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
DSW segment	1.9%	0.8%	3.5%	(1.7)%
ABG segment	0.7%	2.5%	3.1%	1.6%
Total DSW Inc.	1.8%	0.8%	3.5%	(1.5)%

Our increase in total net sales for the DSW segment for the three and six months ended August 1, 2015 was primarily a result of an increase in both comparable and new store sales growth, with the opening of 39 new stores over last year. For the three months ended August 1, 2015, average unit retail increased in the low single digits, leading to a low single digit increase in average dollar sales. Store traffic declined, however continued to outpace industry trends, while digital traffic increased in the high single digits. For the six months ended August 1, 2015, the increase in comparable sales was primarily a result of an increase in average unit retail.

During the second quarter of fiscal 2015, women's footwear posted a flat comparable sales performance. The athletic category performance posted the strongest comparable sales increase at 12%. This was driven by strong sales across fashion and performance in both genders. Men's footwear experienced a comparable sales increase of 3% driven by the dress, casual and seasonal categories. Accessories experienced a low single digit comparable sales decrease driven by handbags.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales to 30.5% in the second quarter of fiscal 2015 from 29.3% in the second quarter of fiscal 2014. Gross profit increased as a percentage of net sales to 31.5% in the six months ended August 1, 2015 from 30.3% in the six months ended August 2, 2014. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended		Six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
DSW segment	31.2%	30.0%	32.3%	30.9%
ABG segment	19.0%	17.5%	20.0%	21.2%
Total DSW Inc.	30.5%	29.3%	31.5%	30.3%

Gross profit for the second quarter of fiscal 2015 increased as a percentage of net sales 120 basis points primarily due to lower markdown activity. Gross profit for the six months ended August 1, 2015 increased as a percentage of net sales 120 basis points primarily due to reduced markdown activity, partially offset by lower initial mark up. Occupancy, distribution and fulfillment center expense rates for the total company leveraged by 15 basis points for the quarter compared to last year and 20 basis points year to date compared to last year.

Gross profit for our ABG segment increased for the second quarter of fiscal 2015 primarily due to improved initial mark up and lower markdown activity. Gross profit for our ABG segment decreased for the six months ended August 1, 2015 primarily as a result of impairment expense.

For the DSW segment, the reconciliation of gross profit to merchandise margin is as follows:

	Three months ended		Six months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
DSW segment gross profit	31.2%	30.0%	32.3%	30.9%
Store occupancy expense	11.3%	11.3%	10.8%	11.1%
Distribution and fulfillment expenses	2.0%	2.1%	2.0%	2.1%
DSW segment merchandise margin	44.5%	43.4%	45.1%	44.1%

Operating Expenses. Operating expenses as a percentage of net sales were 21.0% and 20.2% for the second quarter of fiscal 2015 and fiscal 2014, respectively, driven by higher equity and incentive compensation. Operating expenses as a percentage of net sales were 21.1% and 20.7% for the six months ended August 1, 2015 and August 2, 2014, respectively. This increase was driven by higher equity and incentive compensation partially offset by the leverage of store expenses.

Interest Income, Net. Interest income, net for the second quarter of fiscal 2015 and for the six months ended August 1, 2015 was essentially flat compared to the second quarter of fiscal 2014 and the six months ended August 2, 2014.

Non-operating (expense) income. DSW Inc. reported a foreign currency gain of $3.3 million related to the purchase of $100 million CAD in the first quarter of 2015. The CAD was invested during the second quarter of 2015 and any foreign exchange gains/losses are recorded in other comprehensive income.

(Loss) Income from Town Shoes. Income (loss) from Town Shoes includes DSW's portion of the income or loss in Town Shoes' operations, partially offset by interest income on the shareholder note. Town Shoes' profits are seasonally skewed toward the second through fourth quarters of the fiscal year.

Income from Discontinued Operations. Income from discontinued operations for the second quarter of fiscal 2014 and the six months ended August 2, 2014 was due to the final distribution from the Filene's Basement debtor's estates.

Income Taxes. The effective tax rate reflects the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. The effective tax rate for the three and six months ended August 1, 2015 was 37.4% and 37.8%, respectively. The effective tax rate for the three and six months ended August 2, 2014 was 38.0%.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. As of August 1, 2015, January 31, 2015 and August 2, 2014, net working capital was $566.0 million, $484.7 million and $456.6 million, respectively. As of August 1, 2015, January 31, 2015 and August 2, 2014, the current ratio was 2.9, 2.7 and 2.5, respectively. The increase in net working capital is due to an increase in inventory, primarily due to an increase in opportunistic inventory.

Operating Cash Flows. For the six months ended August 1, 2015, our net cash provided by operations was $114.6 million compared to $97.7 million for the six months ended August 2, 2014 with the change driven primarily by changes in working capital and an increase in inventories.

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

Investing Cash Flows. For the six months ended August 1, 2015, our net cash provided by investing activities was $4.9 million compared to net cash used in investing activities of $36.2 million for the six months ended August 2, 2014. During the six months ended August 1, 2015, we incurred $53.8 million for capital expenditures, of which $26.0 million related to new stores and remodels and $27.8 million related to business infrastructure. During the six months ended August 1, 2015, we had net sales of short-term and long-term investments of $58.2 million compared to net sales of short-term and long-term investments of $87.6 million during the six months ended August 2, 2014.

We expect to spend approximately $115 million for capital expenditures in fiscal 2015 for new stores, store remodels and technology and investments, as well as other business projects. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We opened 19 new stores in the six months ended August 1, 2015 and closed one store. We plan to open 35 to 40 stores in fiscal 2015. During fiscal 2014, the average investment required to open a typical new DSW store was approximately $1.5 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.8 million and new store advertising and other new store expenses typically accounted for $0.2 million.

Financing Cash Flows. For the six months ended August 1, 2015, our net cash used in financing activities was $30.9 million compared to $86.5 million for the six months ended August 2, 2014. Net cash used in financing activities was primarily related to the payment of dividends for the six months ended August 1, 2015 and August 2, 2014.

Our Credit Facility, Letter of Credit Agreement and other liquidity considerations are described more fully below:

$50 Million Secured Credit Facility. On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility"), which has a term of five years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon our request and the increase would be subject to lender availability, our financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. The Credit Facility also requires that we meet the minimum cash and short-term investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. We paid $51.0 million for capital expenditures for the six months ended August 1, 2015.

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

Contractual Obligations

As of August 1, 2015, January 31, 2015 and August 2, 2014, we had $8.5 million, $9.3 million and $7.3 million, respectively, in outstanding letters of credit and $9.1 million, $11.5 million and $10.1 million, respectively, in restricted cash on deposit under the Letter of Credit Agreement.

As of August 1, 2015, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $5.7 million as of August 1, 2015. In addition, we have signed lease agreements for 34 new DSW store locations, expected to be opened in fiscal 2015 and 2016 with total annual rent of $9.2 million. In connection with the new lease agreements, we will receive a total of $13.5 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of August 1, 2015, we operated all of our stores and our fulfillment center from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on a lease by lease review at lease inception. We had no capital leases outstanding as of August 1, 2015, January 31, 2015 and August 2, 2014.

Future Cash

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to DSW stockholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to DSW or a U.S. affiliate.

Foreign Currency

During the first quarter of 2015, we held $100 million CAD in Canadian bank accounts. During the second quarter of 2015, we invested the CAD in available-for-sale investments in Canada in anticipation of funding the future purchase of the remaining interest in Town Shoes of Canada or pursue other business opportunities if they became available, but we would be able to return the funds to U.S. operations if we do not purchase the remaining interest or if U.S. operations require the cash.

Off-Balance Sheet Arrangements

As of August 1, 2015, DSW has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

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

$50 Million Credit Facility and $50 Million Letter of Credit Agreement- As of August 1, 2015, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Foreign Currency Exchange Risk- As a result of our equity investment in Town Shoes in fiscal 2014, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

During the first quarter of 2015, we held $100 million CAD in Canadian bank accounts. During the second quarter of 2015, we invested the $100 million CAD in available-for-sale securities in Canada. As the CAD was fully invested during the second quarter of 2015, any gains/losses due to remeasurement will be recorded in other comprehensive income. If the funds are transferred to cash, we will be exposed to foreign currency rate risk due to remeasurement in our statement of operations.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

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

Foreign Currency Exchange Risk- As a result of our equity investment in Town Shoes in fiscal 2014, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks. During the first quarter of 2015, we held $100 million CAD in Canadian bank accounts. During the second quarter of 2015, we invested the $100 million CAD in available-for-sale securities in Canada. As the CAD was fully invested during the second quarter of 2015, any gains/losses due to remeasurement will be recorded in other comprehensive income. If the funds are transferred to cash, we will be exposed to foreign currency rate risk due to remeasurement in our statement of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. None.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

$150 Million Share Repurchase Program- In fiscal 2014, the Board of Directors authorized the repurchase of up to an additional $50 million of DSW Class A Common Shares under the Company's share repurchase program, which was previously authorized for $100 million. The repurchase program will be funded using our available cash, and we have no obligation to repurchase any amount of our common shares under the program. As of August 1, 2015, we have repurchased a total of 3.0 million Class A Common Shares at a cost of $86.9 million under this program, with $63.1 million remaining available. The shares withheld and repurchased are summarized in the table below:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs (in thousands)
May 3, 2015 to May 30, 2015	262	$36.27	—	$63,062
May 31, 2015 to July 4, 2015	—	—	—	63,062
July 5, 2015 to August 1, 2015	—	—	—	63,062
	262	$36.27	—	$63,062

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
DSW INC.
(Registrant)

Date:	September 3, 2015	By:	/s/ Mary Meixelsperger
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