Form 10-Q
period 2015-12-02
DSW Inc.
filed 2015-12-02
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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

The number of outstanding Class A Common Shares, without par value, as of November 27, 2015 was 78,877,315 and Class B Common Shares, without par value, as of November 27, 2015 was 7,732,807.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$665,520	$669,872	$1,948,212	$1,855,915
Cost of sales	(466,554)	(451,315)	(1,344,886)	(1,277,449)
Operating expenses	(135,637)	(138,720)	(406,844)	(384,056)
Operating profit	63,329	79,837	196,482	194,410
Interest expense	(49)	(44)	(127)	(131)
Interest income	1,001	781	2,751	2,518
Interest income, net	952	737	2,624	2,387
Non-operating (expense) income	(107)	—	3,198	—
Income from continuing operations before income taxes and income (loss) from Town Shoes	64,174	80,574	202,304	196,797
Income tax provision	(25,575)	(32,069)	(77,157)	(76,532)
Income (loss) from Town Shoes	696	1,049	(876)	1,898
Income from continuing operations	39,295	49,554	124,271	122,163
Income from discontinued operations, net of tax	—	—	—	358
Net income	$39,295	$49,554	$124,271	$122,521

Basic and diluted earnings per share:
Basic earnings per share from continuing operations	$0.45	$0.56	$1.41	$1.36
Diluted earnings per share from continuing operations	$0.44	$0.55	$1.39	$1.34
Basic earnings per share from discontinued operations	—	—	—	0.00
Diluted earnings per share from discontinued operations	—	—	—	0.00
Basic earnings per share	$0.45	$0.56	$1.41	$1.36
Diluted earnings per share	$0.44	$0.55	$1.39	$1.35

Shares used in per share calculations:
Basic shares	87,493	88,781	88,244	89,909
Diluted shares	88,369	89,810	89,229	91,014

Other comprehensive income (loss):
Foreign currency translation	$28	$(1,072)	$(6,810)	$(1,161)
Unrealized net gain (loss) on available-for-sale securities (net of taxes of $36, $0, $42 and $0, respectively)	44	—	(267)	—
Total comprehensive income	$39,367	$48,482	$117,194	$121,360

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2015	January 31, 2015	November 1, 2014
ASSETS
Cash and equivalents	$90,019	$59,171	$96,394
Short-term investments	—	171,201	128,381
Accounts receivable, net	18,211	24,400	26,528
Accounts receivable from related parties	53	7	82
Inventories	521,243	450,836	486,260
Prepaid expenses and other current assets	22,209	43,108	26,566
Deferred income taxes	25,365	19,747	23,486
Total current assets	677,100	768,470	787,697

Property and equipment, net	364,253	337,903	338,227
Long-term investments	306,483	216,756	202,259
Goodwill	25,899	25,899	25,899
Deferred income taxes	8,666	11,332	14,643
Prepaid rent to related parties	902	794	758
Investment in Town Shoes	21,229	25,887	24,838
Note receivable from Town Shoes	45,930	43,304	47,819
Other assets	7,566	7,898	8,092
Total assets	$1,458,028	$1,438,243	$1,450,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$168,537	$169,518	$185,181
Accounts payable to related parties	629	1,092	750
Accrued expenses	117,895	113,180	125,885
Total current liabilities	287,061	283,790	311,816

Non-current liabilities	142,834	143,333	142,540

Commitments and contingencies	—	—	—

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000 Class A Common Shares authorized; 84,053, 83,702 and 83,484 issued, respectively; 78,877, 80,666 and 80,448 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733, issued and outstanding	924,115	908,679	902,440
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost, 5,176, 3,036 and 3,036	(150,000)	(86,938)	(86,938)
Retained earnings	292,542	220,826	206,528
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(13,531)	(6,454)	(1,161)
Total shareholders’ equity	1,028,133	1,011,120	995,876
Total liabilities and shareholders’ equity	$1,458,028	$1,438,243	$1,450,232

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital	Treasury shares
Balance, February 1, 2014	83,033	7,733	38	$890,698	$(1,600)	$134,439	$(24,993)	$—	$998,544

Net income	—	—	—	—	—	122,521	—	—	122,521
Stock-based compensation expense, before related tax effects	—	—	—	7,261	—	—	—	—	7,261
Stock units granted	49	—	—	1,205	—	—	—	—	1,205
Exercise of stock options	290	—	—	3,280	—	—	—	—	3,280
Vesting of restricted stock units, net of settlement of taxes	74	—	—	(1,649)	—	—	—	—	(1,649)
Repurchase of Class A Common Shares	(2,998)	—	2,998	—	(85,338)	—	—	—	(85,338)
Excess tax benefits related to stock-based compensation	—	—	—	1,645	—	—	—	—	1,645
Foreign currency translation	—	—	—	—	—	—	—	(1,161)	(1,161)
Dividends paid ($0.5625 per share)	—	—	—	—	—	(50,432)	—	—	(50,432)

Balance, November 1, 2014	80,448	7,733	3,036	$902,440	$(86,938)	$206,528	$(24,993)	$(1,161)	$995,876

Balance, January 31, 2015	80,666	7,733	3,036	$908,679	$(86,938)	$220,826	$(24,993)	$(6,454)	$1,011,120

Net income	—	—	—	—	—	124,271	—	—	124,271
Stock-based compensation expense, before related tax effects	—	—	—	9,768	—	—	—	—	9,768
Stock units granted	34	—	—	969	—	—	—	—	969
Exercise of stock options	266	—	—	3,453	—	—	—	—	3,453
Vesting of restricted stock units, net of settlement of taxes	51	—	—	(1,271)	—	—	—	—	(1,271)
Repurchase of Class A Common Shares	(2,140)	—	2,140	—	(63,062)	—	—	—	(63,062)
Excess tax benefits related to stock-based compensation	—	—	—	2,517	—	—	—	—	2,517
Foreign currency translation	—	—	—	—	—	—	—	(6,810)	(6,810)
Unrealized net loss on available-for-sale securities (net of taxes of $42)		—	—	—	—	—	—	(267)	(267)
Dividends paid ($0.60 per share)	—	—	—	—	—	(52,555)	—	—	(52,555)

Balance, October 31, 2015	78,877	7,733	5,176	$924,115	$(150,000)	$292,542	$(24,993)	$(13,531)	$1,028,133

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income	$124,271	$122,521
Less: Income from discontinued operations, net of tax	—	358
Income from continuing operations	$124,271	$122,163

Adjustments to reconcile net income to net cash and equivalents provided by operating activities from continuing operations:
Depreciation and amortization	54,837	50,762
Stock-based compensation expense	10,737	8,466
Deferred income taxes	(2,953)	(8,412)
(Income) loss from Town Shoes	876	(1,898)
Loss on disposal of long-lived assets	560	821
Impairment of long-lived assets	418	4,975
Amortization of investment discounts and premiums	4,533	7,413
Excess tax benefits related to stock-based compensation	(2,517)	(1,645)
Gain on foreign currency exchange rate	(3,267)	—

Change in working capital, assets and liabilities:
Accounts receivable, net	6,143	36
Inventories	(70,407)	(88,492)
Prepaid expenses and other current assets	14,010	7,189
Accounts payable	(4,249)	15,340
Accrued expenses	7,576	10,244
Other	4,747	4,529
Net cash and equivalents provided by operating activities from continuing operations	$145,315	$131,491

Cash flows from investing activities:
Cash paid for property and equipment	(79,852)	(72,399)
Purchases of available-for-sale investments	(242,092)	(4,805)
Purchases of held-to-maturity investments	—	(78,622)
Sales of available-for-sale investments	312,909	26,855
Maturities of held-to-maturity investments	—	185,805
Decrease in restricted cash	6,780	102
Equity investment in Town Shoes	203	(25,322)
Purchase of note receivable from Town Shoes	(4,764)	(46,596)
Net cash and equivalents used in investing activities from continuing operations	$(6,816)	$(14,982)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,453	3,280
Cash paid for income taxes for shares withheld	(1,271)	(1,649)
Cash paid for treasury shares	(63,062)	(85,338)
Dividends paid	(52,555)	(50,432)
Excess tax benefits related to stock-based compensation	2,517	1,645

	Nine months ended
	October 31, 2015	November 1, 2014
Net cash and equivalents used in financing activities from continuing operations	$(110,918)	$(132,494)

Cash flows from discontinued operations:
Operating activities	$—	$358
Net increase in cash and equivalents from discontinued operations	$—	$358

Effect of exchange rate changes on cash balances	$3,267	$—
Net increase (decrease) in cash and equivalents from continuing operations	27,581	(15,985)
Cash and equivalents, beginning of period	59,171	112,021
Cash and equivalents, end of period	$90,019	$96,394

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$69,144	$62,554
Proceeds from construction and tenant allowances	$18,855	$13,599

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$7,640	$9,116

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

DSW Inc. has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group (“ABG”) segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids. As of October 31, 2015, DSW operated a total of 465 stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During the nine months ended October 31, 2015, DSW opened 36 new DSW stores and closed two DSW stores.

DSW Inc., through its ABG segment, also partners with three other retailers to help build and optimize their footwear businesses. As of October 31, 2015, ABG supplied merchandise to 273 Stein Mart stores and Steinmart.com, 102 Gordmans stores and Gordmans.com, and one Frugal Fannie’s store. During the nine months ended October 31, 2015, ABG added 13 new shoe departments and ceased operations in 8 shoe departments, which includes the closure of all four Yellow Box test stores. The closure of these Yellow Box stores resulted in store closing expenses (excluding asset impairment) of $0.9 million for the nine months ended October 31, 2015.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada. As of October 31, 2015, Town Shoes operated 173 locations across Canada primarily under The Shoe Company, Shoe Warehouse and Town Shoes banners, an e-commerce site, as well as 13 DSW Designer Shoe Warehouse stores, operated under a licensing agreement. See Note 4 for further disclosure on the licensing agreement.

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

2.     INVESTMENT IN TOWN SHOES

On May 12, 2014, DSW Inc. acquired a 49.2% interest in Town Shoes, the largest branded footwear and accessories retailer in Canada, for $75.1 million Canadian dollars ("CAD") ($68.9 million USD). As of October 31, 2015, DSW Inc.'s ownership interest is 46.3%, and the dilution of the Company's ownership is due to Town Shoes' employee exercises of stock options. DSW Inc.'s stake provides 50% voting control and board representation equal to the co-investor's.

Additionally, the Town Shoe co-investor holds the option to sell the remaining portion of the company in fiscal 2017 to DSW Inc., and for the subsequent two years. DSW Inc. holds the option to purchase the remaining portion of the company in fiscal 2018, and for the subsequent two years, if the Town Shoe co-investor has not exercised their put option. DSW Inc. purchased $100 million CAD during the first quarter of fiscal 2015 (approximately $79 million USD at purchase date) to take advantage of the strength of the dollar and in anticipation of funding the future purchase of the remaining interest in Town Shoes. The funds are also available to fund other business opportunities or return to U.S. operations, if needed. As this was a cash transaction, the gains or losses related to the purchase of the CAD are run through the statement of operations. During the first quarter of fiscal 2015, the Company recorded $3.3 million in foreign currency exchange gains related to the purchase of CAD within non-operating income. The Company invested the CAD in available-for-sale securities in the second quarter of fiscal 2015. As this was a non-cash transaction, the foreign exchange gain or loss is run through the consolidated balance sheet. During the nine months ended October 31, 2015, the foreign currency exchange loss of $5.9 million is recorded within other comprehensive income.

3.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

A description of DSW's significant accounting policies is included in DSW's 2014 Annual Report. The following policies represent new or updates to significant accounting policies.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ABG Sales and Revenue Recognition- ABG supplies footwear, under supply arrangements, to three other retailers. The Company closed all four test stores under the Yellow Box banner during fiscal 2015. DSW Inc. follows Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, in recognizing revenue for its affiliated business processes, specifically the principal/agent guidance in ASC 605-45. Sales for these affiliated businesses are net of returns through period end and exclude sales tax, and are included in net sales. Pursuant to the supply agreements between the Company and the ABG retailers (Stein Mart, Frugal Fannie's and Gordmans), the Company is the exclusive supplier of shoes, both in-store and online, at the ABG retailers. The Company assumes the risks and rewards of ownership for product at all in-store locations and online, including risk of loss for delivery, returns, shrink up to a certain percentage, and loss of inventory value. Furthermore, the Company is responsible for the footwear assortment, inventory fulfillment, and pricing at all locations and online. As the principal, the Company owns the merchandise and the fixtures, records sales of merchandise, net of returns and excluding sales tax at the point of sale to the end customer. As the agent, the retailers provide the sales associates and retail space. The Company pays a percentage of net sales as rent, which is included in cost of sales as occupancy expense.

Non-operating (Expense) Income- Non-operating (expense) income includes remeasurement effects of foreign currency, as well as realized capital gains/losses related to the Company's investment portfolio.

Income Taxes- In accordance with ASC Topic 740, Income Taxes, interest and penalties related to unrecognized income tax benefits may either be classified as income tax expense or another appropriate expense classification in the consolidated statements of operations. Previously, the Company had elected to classify interest expense or income related to income tax liabilities, when applicable, as part of interest expense or income in its consolidated statements of operations rather than as part of income tax expense. The Company classified income tax penalties as part of operating expenses in its statements of operations. Beginning in the first quarter of fiscal 2015, the Company elected to reflect interest and penalties from income taxes through the income tax provision in its statement of operations.
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

	Three months ended			Nine months ended
	November 1, 2014			November 1, 2014

	(in thousands)
	As previously reported	Effect of change	As adjusted	As previously reported	Effect of change	As adjusted
Operating expenses	$(138,860)	$140	$(138,720)	$(384,208)	$152	$(384,056)
Interest income, net	600	137	737	2,193	194	2,387
Income tax provision	(31,792)	(277)	(32,069)	(76,186)	(346)	(76,532)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") released Accounting Standard Update ("ASU") 2014-09 on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods. The Company is currently evaluating the transition methods and the impact of the standard on its financial statements and disclosures.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In April 2015, the FASB and the IASB released ASU 2015-03, simplifying the presentation of debt issuance costs. Under the new standard, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. There is currently no impact to the Company; however, the Company will monitor the new standard and determine if it is likely to be impacted in the future.
In April 2015, the FASB released ASU 2015-05 to provide guidance to customers concerning whether a cloud computing arrangement includes a software license. Under this new standard, 1) if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses, or 2) if the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. The Company intends to adopt the new standard when it takes effect and apply the new guidance prospectively.
4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of October 31, 2015, the Schottenstein Affiliates (entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW Board of Directors, and members of his family) beneficially owned approximately 17% of outstanding DSW Common Shares representing approximately 49% of the combined voting power of outstanding DSW Common Shares. As of October 31, 2015, the Schottenstein Affiliates beneficially owned 7.0 million Class A Common Shares and 7.7 million Class B Common Shares.

The Company leases its fulfillment center and certain store locations owned by Schottenstein Affiliates and purchases services and products from Schottenstein Affiliates. Accounts receivable from and payable to affiliates principally result from commercial transactions or affiliate transactions and normally settle in the form of cash in 30 to 60 days. Related party balances are disclosed on the condensed consolidated balance sheets.

License Agreement with Town Shoes- DSW Shoe Warehouse, Inc., a wholly-owned subsidiary of DSW Inc., licenses use of its trade name and trademark, DSW Designer Shoe Warehouse, to its equity investee, Town Shoes, for a sales-based royalty. The license is exclusive and non-transferable for use in Canada. Town Shoes pays DSW Inc. a percentage of net sales from its Canadian DSW stores on a monthly basis. The Canadian DSW stores operate in a manner similar to DSW stores in the United States and are required to maintain the standards and specifications that DSW uses to operate its own stores. DSW classifies the royalty fee as net sales.

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

The following table is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Three months ended		Nine months ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

	(in thousands)
Weighted average shares outstanding	87,493	88,781	88,244	89,909
Assumed exercise of dilutive stock options	640	846	751	915
Assumed exercise of dilutive RSUs and PSUs	236	183	234	190
Number of shares for computation of diluted earnings per share	88,369	89,810	89,229	91,014

Options, RSUs and PSUs- The number of potential common shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 2.1 million and 1.3 million for the three months

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ended October 31, 2015 and November 1, 2014, respectively, and 1.8 million and 1.3 million for the nine months ended October 31, 2015 and November 1, 2014, respectively.

Shareholders' Equity- During the three and nine months ended October 31, 2015, DSW repurchased 2.1 million Class A Common Shares at a cost of $63.1 million, completing its prior $150 million share repurchase authorization. On November 2, 2015, the Board of Directors approved an additional $200 million share repurchase program. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. Shares will be repurchased on the open market at times and in amounts considered appropriate by the Company based on price and market conditions.

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

Stock-Based Compensation Expense- The following table summarizes stock-based compensation expense:

	Nine months ended
	October 31, 2015	November 1, 2014

	(in thousands)
Stock Options	$5,165	$4,606
Restricted Stock Units	1,986	1,724
Performance-Based Restricted Stock Units	2,617	931
Director Stock Units	969	1,205
Total	$10,737	$8,466

Stock Options, RSUs, PSUs and DSUs- The following table summarizes all stock-based compensation activity:

	Nine months ended
	October 31, 2015
	Stock Options	RSUs	PSUs	DSUs

	(in thousands)
Outstanding, beginning of period	3,156	320	173	360
Granted	933	133	149	34
Options exercised/units vested	(265)	(84)	—	(93)
Forfeited	(145)	(28)	(9)	—
Outstanding, end of period	3,679	341	313	301
Exercisable, end of period	1,929	—	—	—

The following table summarizes the total compensation cost related to nonvested shares not yet recognized and the weighted average expense recognition period remaining (amounts in thousands):

	Nine months ended
	October 31, 2015
	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$15,614	$6,282	$6,931
Weighted average expense recognition period	2.1 years	1.8 years	2.0 years

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table illustrates the weighted average assumptions used in the Black-Scholes pricing model for DSW stock options granted in each of the periods presented:

	Nine months ended
Assumptions:	October 31, 2015	November 1, 2014
Risk-free interest rate	1.4%	1.8%
Expected volatility of DSW Common Shares	37.9%	44.5%
Expected option term	5.1 years	5.4 years
Dividend yield	2.1%	2.3%
Other Data:
Weighted average grant date fair value	$10.09	$11.82

Stock Appreciation Rights (“SARs”)- The 2014 Plan also covers the issuance of SARs. DSW Inc. entered into a SARs agreement with a non-employee on June 16, 2014, wherein DSW Inc. granted a total of 0.5 million SARs in two equal tranches with respect to DSW Class A Common Shares. On April 16, 2015, DSW Inc. provided notice of termination of the agreement with the non-employee resulting in an acceleration of the vesting of the SARs as outlined in the agreement, and the SARs remain exercisable until June 2016. DSW Inc. will value the SARs at fair value until the expiration or exercise date using a Black-Scholes model. During the three and nine months ended October 31, 2015, DSW recorded a benefit of $2.5 million and a net benefit of $0.9 million, respectively. As of October 31, 2015, the net liability was $0.9 million.

The fair value of the SARs was estimated using the Black-Scholes pricing model with the following assumptions in each of the periods presented:

Assumptions:	October 31, 2015	January 31, 2015	November 1, 2014
Risk-free interest rate	0.2%	0.6%	0.7%
Expected volatility of DSW Class A Common Shares	29.8%	24.9%	26.7%
Expected term	0.6 years	2.3 years	2.6 years
Expected dividend yield	2.4%	2.3%	2.3%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.     INVESTMENTS

For the available-for-sale bonds and term notes, the carrying value plus any unrealized gains or losses equals the fair value. Held-to-maturity investments were primarily corporate bonds, municipal bonds and municipal term notes and were held at amortized cost, which approximated fair value. Long-term investments have maturities longer than one year but shorter than three years. As of October 31, 2015, DSW classifies all of its available-for-sale investments as long-term as management’s intention is to hold these investments for longer than one year. The Company accounts for its purchases and sales of investments on the trade date of the investment. The following table discloses the major categories of the Company's investments as of the dates presented:

	Short-term investments			Long-term investments
	October 31, 2015	January 31, 2015	November 1, 2014	October 31, 2015	January 31, 2015	November 1, 2014

	(in thousands)
Available-for-sale securities:
Carrying value	$—	$17,147	—	$306,792	—	—

Unrealized gains included in accumulated other comprehensive income	—	—	—	207	—	—
Unrealized losses included in accumulated other comprehensive loss	—	—	—	(516)	—	—

Held-to-maturity securities:
Amortized cost	—	154,054	$128,381	—	$216,756	$202,259
Total investments	$—	$171,201	$128,381	$306,483	$216,756	$202,259

Gross holding gains on held-to-maturity securities	—	$117	$81	—	$371	$380
Gross holding losses on held-to-maturity securities	—	(50)	(54)	—	(317)	(284)
Fair value of securities	$—	$171,268	$128,408	$306,483	$216,810	$202,355

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

•	Level 3 inputs are unobservable inputs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Financial Assets and Liabilities- The following table presents financial assets and liabilities at fair value as of the dates presented:

	October 31, 2015			January 31, 2015			November 1, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2

Financial assets:	(in thousands)
Cash and equivalents	$90,019	$90,019	—	$59,171	$59,171	—	$96,394	$96,394	—
Short-term investments (a)	—	—	—	171,268	—	$171,268	128,408	—	$128,408
Long-term investments (a)	306,483	4,392	$302,091	216,810	—	216,810	202,355	—	202,355
Note receivable from Town Shoes (b)	45,930	—	45,930	43,304	—	43,304	47,819	—	47,819
Total financial assets	$442,432	$94,411	$348,021	$490,553	$59,171	$431,382	$474,976	$96,394	$378,582

Financial liabilities:
Stock appreciation rights (c)	$891	—	$891	—	—	—	—	—	—
Total financial liabilities	$891	—	$891	—	—	—	—	—	—

(a) Short-term and long-term investments primarily include available-for-sale and held-to maturity investments, which are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets.

(b) The shareholder note is valued based on similar assets in active markets.

(c) Stock appreciation rights are valued using the Black-Scholes model.

There are no financial assets or liabilities valued using level 3 inputs for the periods presented.

Non-Financial Assets- The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite-lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. For the nine months ended October 31, 2015, there was a full impairment related to one store in the ABG segment of $0.4 million recorded in cost of sales where the future expected cash flows will not recover the carrying amount of its long-lived assets. For the nine months ended November 1, 2014, there were impairments of $5.0 million recorded in cost of sales related to seven stores in the DSW and ABG segments, where the future expected cash flows will not recover the carrying amount of their long-lived assets. For these seven stores, DSW recorded a full impairment, net of related tenant allowances.

9.     DEBT OBLIGATIONS

$50 Million Secured Credit Facility- On August 2, 2013, the Company entered into a $50 million secured revolving credit agreement (the "Credit Facility"), which has a term of five years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon the Company's request and the increase would be subject to lender availability, DSW Inc.'s financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of DSW Inc.'s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for ongoing working capital requirements and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to management and the operation of DSW Inc.'s business. These covenants, among other things, limit or restrict DSW Inc.'s ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. The Credit Facility also requires that DSW Inc. meet the minimum cash and investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. The Company paid $79.9 million for capital expenditures for the nine months ended October 31, 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of October 31, 2015, January 31, 2015 and November 1, 2014, the Company had no outstanding borrowings under the Credit Facility and had availability under the facility of $50.0 million. The Company also had no outstanding letters of credit under the Credit Facility as of October 31, 2015, January 31, 2015 and November 1, 2014.

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

As of October 31, 2015, January 31, 2015 and November 1, 2014, the Company had $4.2 million, $9.3 million and $4.5 million, respectively, in outstanding letters of credit under the Letter of Credit Agreement, and $4.7 million, $11.5 million and $6.0 million, respectively, in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

10.    PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following as of the dates presented:

	October 31, 2015	January 31, 2015	November 1, 2014

	(in thousands)
Land	$1,110	$1,110	$1,110
Furniture, fixtures and equipment	486,279	437,745	428,319
Buildings, building and leasehold improvements	379,176	353,283	345,562
Total property and equipment	866,565	792,138	774,991
Accumulated depreciation and amortization	(502,312)	(454,235)	(436,764)
Property and equipment, net	$364,253	$337,903	$338,227

11.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following as of the dates presented:

	October 31, 2015	January 31, 2015	November 1, 2014

	(in thousands)
Gift cards and merchandise credits	$34,016	$40,313	$31,859
Compensation	14,712	11,317	14,199
Taxes	21,122	16,798	31,406
Customer loyalty program	13,455	14,788	15,718
Other (1)	34,590	29,964	32,703
Total accrued expenses	$117,895	$113,180	$125,885

(1) Other is comprised of deferred revenue, guarantees, sales return allowance, stock appreciation rights (as of October 31, 2015) and various other accrued expenses, including advertising expenses, professional fees and rent.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following as of the dates presented:

	October 31, 2015	January 31, 2015	November 1, 2014

	(in thousands)
Construction and tenant allowances	$88,257	$85,244	$85,363
Deferred rent	38,056	38,021	38,449
Other (1)	16,521	20,068	18,728
Total non-current liabilities	$142,834	$143,333	$142,540

(1) Other is comprised of a reserve for a lease of an office facility assumed in the merger with Retail Ventures, Inc. ("RVI"), income tax reserves and deferred compensation. During the first quarter of fiscal 2015, the Company adjusted its assumptions related to the reserve for a lease of an office facility for future real estate taxes, sublease rental payments and executory costs. As of October 31, 2015, the accrual related to the office facility was $8.6 million.

13.    SEGMENT REPORTING

The reportable segments are the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. The Company has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million as of October 31, 2015, January 31, 2015 and November 1, 2014 is recorded in the DSW segment. In order to reconcile to the condensed consolidated financial statements, the Company includes Other, which consists of assets, liabilities and expenses of the former RVI (see Note 15), the investment in Town Shoes, cash and assets of DSW's Canadian subsidiary (see Note 2).

	DSW segment	ABG segment	Other	Total

	(in thousands)
Three months ended October 31, 2015
Net sales	$628,778	$36,742	—	$665,520
Gross profit	190,903	8,063	—	198,966
Capital expenditures	27,990	371	—	28,361

Three months ended November 1, 2014
Net sales	$632,774	$37,098	—	$669,872
Gross profit	211,863	6,694	—	218,557
Capital expenditures	26,622	1,147	—	27,769

Nine months ended October 31, 2015
Net sales	$1,833,572	$114,640	—	$1,948,212
Gross profit	579,703	23,623	—	603,326
Capital expenditures	81,563	589	—	82,152

Nine months ended November 1, 2014
Net sales	$1,745,454	$110,461	—	$1,855,915
Gross profit	556,194	22,272	—	578,466
Capital expenditures	73,404	2,501	—	75,905

Total Assets
As of October 31, 2015	$1,196,332	$117,772	$143,924	$1,458,028
As of January 31, 2015	1,263,577	104,897	69,769	1,438,243
As of November 1, 2014	1,279,852	97,346	73,034	1,450,232

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective tax rate reflects the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. The effective tax rate for the three and nine months ended October 31, 2015 was 39.4% and 38.3%, respectively. The effective tax rate for the three and nine months ended November 1, 2014 was 39.3% and 38.5%, respectively.

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

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location brought a lawsuit against Merger Sub in the Supreme Court of the State of New York seeking payment under a guarantee of the lease (the lease is scheduled to expire in 2024). On February 27, 2015, the parties jointly entered into a Stipulation and Settlement Agreement that provides for the settlement and release of the guaranty litigation and certain claims arising from the Filene's/Syms bankruptcy. The settlement approximated the accrual.

Contractual Obligations- As of October 31, 2015, the Company has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. The Company's obligations under these commitments were $1.2 million as of October 31, 2015. In addition, the Company has signed lease agreements for 23 new DSW store locations, expected to be opened in fiscal 2015 and 2016 with total annual rent of $6.2 million. In connection with the new lease agreements, the Company will receive a total of $8.5 million of construction and tenant allowance reimbursements for expenditures at these locations.

16.    SUBSEQUENT EVENTS

Dividends- On November 24, 2015, DSW Inc.'s Board of Directors declared a quarterly cash dividend payment of $0.20 per share. The dividend will be paid on December 31, 2015 to shareholders of record at the close of business on December 18, 2015.

Share Repurchase Program- On November 2, 2015, the Board of Directors authorized the repurchase of an additional $200 million of DSW Common Shares under the Company's share repurchase program.

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

Company Overview

DSW is the destination for fabulous brands at a great value every single day. With a breathtaking assortment of shoes, handbags and accessories for women and men in 465 stores nationwide and on dsw.com, DSW strives to delight customers with finding the perfect shoe at an incredible price. Our DSW stores average approximately 21,000 square feet and carry approximately 22,000 pairs of shoes. In addition, DSW Rewards means shopping comes with perks; members earn points towards certificates every time they purchase. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

As a segment of DSW Inc., the Affiliated Business Group ("ABG") partners with multi-category retailers to develop strategies and business models for targeted shoe assortments. ABG provides service to 376 store locations and e-commerce channels through leased partnerships with Stein Mart, Gordmans and Frugal Fannies.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada. As of October 31, 2015, Town Shoes operated 173 locations across Canada, primarily under The Shoe Company, Shoe Warehouse and Town Shoes banners, as well as an e-commerce site. In May 2014, DSW Inc. entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. As of October 31, 2015, there are 13 DSW Designer Shoe Warehouse stores in Canada.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in the DSW Form 10-K filed on March 26, 2015, under “Part II, Item 1A. Risk Factors,” in the DSW Form 10-Q's filed on June 4, 2015 and September 3, 2015, and included in this Form 10-Q, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

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

Results of Operations

The following table includes selected components of our results of operations, expressed as percentages of net sales:

	Three months ended		Nine months ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(70.1)	(67.4)	(69.0)	(68.8)
Gross profit	29.9	32.6	31.0	31.2
Operating expenses	(20.4)	(20.7)	(20.9)	(20.7)
Operating profit	9.5	11.9	10.1	10.5
Interest income, net	0.1	0.1	0.1	0.1
Non-operating (expense) income	0.0	—	0.2	—
Income from continuing operations before income taxes and income (loss) from Town Shoes	9.6	12.0	10.4	10.6
Income tax provision	(3.8)	(4.8)	(4.0)	(4.1)
Income (loss) from Town Shoes	0.1	0.2	—	0.1
Income from continuing operations	5.9	7.4	6.4	6.6
Income from discontinued operations, net of tax	—	—	—	0.0
Net income	5.9%	7.4%	6.4%	6.6%

Overview. Our net income for the nine months ended October 31, 2015 was $124.3 million, or $1.39 per share. This compares against last year’s net income of $122.5 million, or $1.35 per share. During the nine months ended October 31, 2015, total net sales increased 5.0% to $1.95 billion, driven by a 0.9% increase in comparable sales and the net increase of 34 stores over last year.

We continue to focus on being customer-centric in the way we operate by adding technologies and making organizational changes to provide a seamless and relevant shopping experience to our customers. During the third quarter, we implemented Buy Online Pickup in Store and Buy Online Ship to Store. We continue to leverage our strengths, enhance our offerings to the customer, and create meaningful differentiation from our competitors. We have implemented incremental promotional measures to improve sales trends, and will be taking a more aggressive approach to pricing action and marketing to encourage our customers to visit our stores and our .com site.

THREE AND NINE MONTHS ENDED OCTOBER 31, 2015 COMPARED TO THREE AND NINE MONTHS ENDED NOVEMBER 1, 2014

Net Sales. Net sales for the third quarter of fiscal 2015 decreased 0.6% compared to the third quarter of fiscal 2014. Net sales for the nine months ended October 31, 2015 increased 5.0% compared to the nine months ended November 1, 2014. The following tables summarize the net change in our net sales:

	Three months ended	Nine months ended
	October 31, 2015	October 31, 2015

	(in millions)
Net sales for the same period last year	$669.9	$1,855.9
(Decrease) increase in comparable sales	(24.9)	15.3
Net increase from non-comparable and closed store sales	20.5	77.0
Net sales for the current period	$665.5	$1,948.2

The following table summarizes our net sales by reportable segment and in total:

	Three months ended		Nine months ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

	(in thousands)
DSW segment	$628,778	$632,774	$1,833,572	$1,745,454
ABG segment	36,742	37,098	114,640	110,461
Total DSW Inc.	$665,520	$669,872	$1,948,212	$1,855,915

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended		Nine months ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
DSW segment	(3.9)%	2.8%	0.8%	(0.1)%
ABG segment	(3.0)%	0.3%	1.0%	1.2%
Total DSW Inc.	(3.9)%	2.6%	0.9%	(0.1)%

Our decrease in total net sales for the three months ended October 31, 2015 was primarily a result of a decrease in comparable sales growth driven by weather, a weak macro environment and execution. Our comparable sales decline was driven by lower average dollar sales, resulting from lower average unit retail and units per transaction. Transactions for the DSW segment were flat for the quarter, with lower transaction activity in store but higher online. Traffic in our stores decreased in the low single digits but continued to outperform the retail industry, while we drove traffic online and improved online conversion. Our increase in total net sales for the nine months ended October 31, 2015 was a result of an increase in both comparable sales and new store sales growth.

During the third quarter of fiscal 2015, our comparable sales performance was negative 8% in women's footwear, flat in men's, and negative 5% in accessories. We continued to see momentum in the athletic footwear category which experienced comparable sales of 12%.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 29.9% in the third quarter of fiscal 2015 from 32.6% in the third quarter of fiscal 2014. Gross profit decreased as a percentage of net sales to 31.0% in the nine months ended October 31, 2015 from 31.2% in the nine months ended November 1, 2014. By reportable segment and in total, gross profit as a percentage of net sales was:

	Three months ended		Nine months ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
DSW segment	30.4%	33.5%	31.6%	31.9%
ABG segment	21.9%	18.0%	20.6%	20.2%
Total DSW Inc.	29.9%	32.6%	31.0%	31.2%

Gross profit for the third quarter of fiscal 2015 decreased as a percentage of net sales 270 basis points primarily due to marketing-related markdowns and a lower of cost or market adjustment on a special inventory purchase. Gross profit for the nine months ended October 31, 2015 decreased as a percentage of net sales 20 basis points primarily due to reduced markdown activity, partially offset by lower initial mark up and a lower of cost or market adjustment on a special inventory purchase. Occupancy, distribution and fulfillment center expense rates for the total company deleveraged for the quarter and remained flat year to date compared to last year.

Gross profit for our ABG segment increased for the third quarter of fiscal 2015 primarily due to improved initial mark up and reduced store impairment compared to last year. Gross profit for our ABG segment increased for the nine months ended October 31, 2015 primarily due to reduced store impairment compared to last year.

For the DSW segment, the reconciliation of gross profit to merchandise margin is as follows:

	Three months ended		Nine months ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
DSW segment gross profit	30.4%	33.5%	31.6%	31.9%
Store occupancy expense	10.7%	10.2%	10.8%	10.8%
Distribution and fulfillment expenses	2.2%	2.0%	2.1%	2.1%
DSW segment merchandise margin	43.3%	45.7%	44.5%	44.8%

Operating Expenses. Operating expenses as a percentage of net sales were 20.4% and 20.7% for the third quarter of fiscal 2015 and fiscal 2014, respectively. The 30 basis point leverage was driven by a reduction in the incentive compensation accrual. Operating expenses as a percentage of net sales were 20.9% and 20.7% for the nine months ended October 31, 2015 and November 1, 2014, respectively. This increase was driven by deleverage in store expenses and overhead costs.

Interest Income, Net. Interest income, net for the third quarter of fiscal 2015 and for the nine months ended October 31, 2015 was essentially flat compared to the third quarter of fiscal 2014 and the nine months ended November 1, 2014.

Non-operating (expense) income. DSW Inc. reported a foreign currency gain of $3.3 million related to the purchase of $100 million CAD in the first quarter of 2015. The CAD was invested during the second quarter of 2015 and any foreign exchange gains/losses are recorded in other comprehensive income. Non-operating (expense) income also includes realized capital gains/losses related to the Company's investment portfolio.

Income (Loss) from Town Shoes. Income (loss) from Town Shoes includes DSW's portion of the income or loss in Town Shoes' operations, partially offset by interest income on the shareholder note.

Income from Discontinued Operations. Income from discontinued operations for the nine months ended November 1, 2014 was due to the final distribution from the Filene's Basement debtor's estates.

Income Taxes. The effective tax rate reflects the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. The effective tax rate for the three and nine months ended October 31, 2015 was 39.4% and 38.3%, respectively. The effective tax rate for the three and nine months ended November 1, 2014 was 39.3% and 38.5%, respectively.

Non-GAAP Financial Measures

We utilize merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP financial measure, to explain our gross profit performance. Management believes this non-GAAP measure is an indication of our performance as the measure provides a consistent means of comparing performance between periods and competitors. Management uses this non-GAAP measure to assist in the evaluation of the performance of our segments and to make operating decisions. Within the Management’s Discussion and Analysis, we disclose merchandise margin, store occupancy expenses and distribution and fulfillment expenses, as a percentage of net sales.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. As of October 31, 2015, January 31, 2015 and November 1, 2014, net working capital was $390.0 million, $484.7 million and $475.9 million, respectively. As of October 31, 2015, January 31, 2015 and November 1, 2014, the current ratio was 2.4, 2.7 and 2.5, respectively.

Operating Cash Flows. For the nine months ended October 31, 2015, our net cash provided by operations was $145.3 million compared to $131.5 million for the nine months ended November 1, 2014 with the change driven primarily by changes in working capital.

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

Investing Cash Flows. For the nine months ended October 31, 2015, our net cash used in investing activities was $6.8 million compared to $15.0 million for the nine months ended November 1, 2014. During the nine months ended October 31, 2015, we incurred $82.2 million for capital expenditures, of which $42.6 million related to new stores and remodels and $39.6 million related to business infrastructure. During the nine months ended October 31, 2015, we had net sales of short-term and long-term investments of $70.8 million compared to $129.2 million during the nine months ended November 1, 2014.

We expect to spend approximately $115 to $120 million for capital expenditures in fiscal 2015 for new stores, store remodels and technology and investments, as well as other business projects. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology programs that we undertake and the timing of these expenditures. We opened 36 new stores in the nine months ended October 31, 2015 and closed two stores. During fiscal 2014, the average investment required to open a typical new DSW store was approximately $1.5 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.8 million and new store advertising and other new store expenses typically accounted for $0.2 million.

Financing Cash Flows. For the nine months ended October 31, 2015, our net cash used in financing activities was $110.9 million compared to $132.5 million for the nine months ended November 1, 2014. Net cash used in financing activities was primarily related to the payment of dividends and share repurchases for the nine months ended October 31, 2015 and November 1, 2014.
Our Credit Facility, Letter of Credit Agreement and other liquidity considerations are described more fully below:

$50 Million Secured Credit Facility. On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility"), which has a term of five years and will expire on July 31, 2018. The Credit Facility may be increased by up to $100 million upon our request and the increase would be subject to lender availability, our financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. The Credit Facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. The Credit Facility also requires that we meet the minimum cash and investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. We paid $79.9 million for capital expenditures for the nine months ended October 31, 2015.

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

Contractual Obligations

As of October 31, 2015, January 31, 2015 and November 1, 2014, we had $4.2 million, $9.3 million and $4.5 million, respectively, in outstanding letters of credit and $4.7 million, $11.5 million and $6.0 million, respectively, in restricted cash on deposit under the Letter of Credit Agreement.

As of October 31, 2015, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were approximately $1.2 million as of October 31, 2015. In addition, we have signed lease agreements for 23 new DSW store locations, expected to be opened in fiscal 2015 and 2016 with total annual rent of $6.2 million. In connection with the new lease agreements, we will receive a total of $8.5 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of October 31, 2015, we operated all of our stores and our fulfillment center from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on a lease by lease review at lease inception. DSW does not have any capital leases of real estate as of October 31, 2015, January 31, 2015 and November 1, 2014.

Future Cash

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to DSW stockholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to DSW Inc. or a U.S. affiliate.

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

Off-Balance Sheet Arrangements

As of October 31, 2015, DSW Inc. has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Cash and Equivalents and Investments- Our cash and equivalents have maturities of 90 days or less. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We also have available-for-sale investments. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their term to maturity and thus may limit our ability to invest in higher income investments.

$50 Million Credit Facility and $50 Million Letter of Credit Agreement- As of October 31, 2015, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Foreign Currency Exchange Risk- As a result of our equity investment in Town Shoes, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

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

Item 1A. Risk Factors.

The following risk factor supplements the Company's risk factors as set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Foreign Currency Exchange Risk- As a result of our equity investment in Town Shoes, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks. During the first quarter of 2015, we held $100 million CAD in Canadian bank accounts. During the second quarter of 2015, we invested the $100 million CAD in available-for-sale securities in Canada. As the CAD was fully invested during the second quarter of 2015, any gains/losses due to remeasurement will be recorded in other comprehensive income. If the funds are transferred to cash, we will be exposed to foreign currency rate risk due to remeasurement in our statement of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. None.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

$150 Million Share Repurchase Program- During the three and nine months ended October 31, 2015, DSW Inc. repurchased 2.1 million Class A Common Shares at a cost of $63.1 million, completing its prior $150 million share repurchase authorization. On November 2, 2015, the Board of Directors approved an additional $200 million share repurchase authorization. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. Shares will be repurchased on the open market at times and in amounts considered appropriate by the Company based on price and market conditions. The shares withheld and repurchased are summarized in the table below:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs (in thousands)
August 2, 2015 to August 29, 2015	—	—	—	$63,062
August 30, 2015 to October 3, 2015	—	$29.47	2,140	—
October 4, 2015 to October 31, 2015	—	—	—	—
	—	$29.47	2,140	—

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
DSW INC.
(Registrant)

Date:	December 2, 2015	By:	/s/ Mary Meixelsperger
Mary Meixelsperger
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation of DSW Inc. dated November 1, 2013. Incorporated by reference to Exhibit 3.1 to DSW's Form 8-K (file no. 001-32545) filed November 4, 2013.
3.2		Amended and Restated Code of Regulations of DSW Inc. Incorporated by reference to Exhibit 3.2 to DSW's Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1		Specimen Class A Common Shares Certificate. Incorporated by reference to Exhibit 4.1 to DSW's Form 10-K (file no. 001-32545) filed April 13, 2006.
10.1		Retirement and Consulting Agreement. Incorporated by reference to Form 8-K (file no. 001-32545) filed November 25, 2015.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer
101	*	XBRL Instance Documents
* Filed herewith