Form 10-K
period 2016-01-30
DSW Inc.
filed 2016-03-24
CIK 1319947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2016             OR

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

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of August 1, 2015, was $2,412,226,836.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 74,185,264 Class A Common Shares and 7,732,807 Class B Common Shares were outstanding at March 18, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement relating to fiscal 2015 for the Annual Meeting of Shareholders to be held on June 8, 2016 are incorporated by reference into Part III.

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

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our acquisitions. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for DSW Inc. to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	our success in meeting customer expectations;

•	disruption of our distribution and/or fulfillment operations;

•	continuation of supply agreements and the financial condition of our affiliated business partners;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to our information systems and data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our DSW Rewards program and marketing to drive traffic, sales and customer loyalty;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to our handling of sensitive and confidential data;

•	risks related to leases of our properties;

•	risks related to prior and current acquisitions;

•	foreign currency exchange risk; and

•	risks related to our cash and investments.

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

General

DSW is the destination for fabulous brands at a great value every single day. With a breathtaking assortment of shoes, handbags and accessories for women, men and children in 468 stores nationwide and on dsw.com, DSW strives to delight customers with finding the perfect shoe at an incredible price. Our DSW stores average approximately 21,000 square feet and carry approximately 21,500 pairs of shoes. In addition, our DSW Rewards loyalty program means shopping comes with perks; members earn points towards certificates every time they purchase. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

As a segment of DSW Inc., the Affiliated Business Group ("ABG") partners with multi-category retailers to develop strategies and business models for targeted shoe assortments. ABG provides service to 379 store locations and e-commerce channels through leased partnerships with Stein Mart, Gordmans and Frugal Fannie's.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada, with sales of over $330 million CAD in its fiscal year ended January 2016. As of January 30, 2016, Town Shoes operated 185 locations across Canada under The Shoe Company, Shoe Warehouse, Town Shoes and DSW banners, as well as an e-commerce site. In 2014, DSW Inc. entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. As of January 30, 2016, there are 13 DSW Designer Shoe Warehouse stores in Canada.

See our consolidated financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K for financial information about our two segments: the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. Additionally, a five year summary of certain financial and operational information is included in Item 6 of this Annual Report.

We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. The periods presented in these financial statements and selected financial data are the fiscal years ended January 30, 2016 ("fiscal 2015"), January 31, 2015 ("fiscal 2014"), February 1, 2014 ("fiscal 2013"), February 2, 2013 ("fiscal 2012") and January 28, 2012 ("fiscal 2011"). Fiscal 2015, 2014, 2013 and 2011 each consisted of 52 weeks, while fiscal 2012 consisted of 53 weeks.

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

Competitive Strengths

DSW Inc. is a leading footwear retailer with a history of growth and financial strength that is leveraging its operating model to gain market share. We believe that having a leading market position is driven by our competitive strengths: assortment, convenience and value.

Assortment

Our goal is to excite our customers with a competitive, compelling assortment of shoes and complementary accessories that fulfill a broad range of style and fashion preferences. DSW sells a large assortment of brand name, designer and private brand merchandise. We purchase directly from over 400 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer). We also make opportunistic and close-out purchases to offer value to our customers. Through our stores, fulfillment center and expanding drop ship network, we offer thousands of shoes for women, men and children and a complementary assortment of handbags, hosiery, jewelry and other accessories which appeal to our brand and fashion conscious customers.

Our vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have quality control programs under which our buyers are involved in establishing standards for quality and fit, and our personnel examine incoming merchandise in regards to color, material and overall quality. As our sales volumes continue to grow, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality merchandise in a timely manner and on satisfactory economic terms. During fiscal 2015, 2014 and 2013, our top three vendors supplied approximately 18%, 18% and 19% of our merchandise, respectively.

Our merchandising group continuously monitors current fashion trends, as well as historical sales trends, to identify popular styles and styles that may become popular in the upcoming season. We track performance and sales trends on a weekly basis and have a flexible buying process that allows us to reorder successful styles and cancel underperforming styles throughout each season. To keep our product mix fresh and on target, we test new fashions and actively monitor sell-through rates. We also aim to improve the quality and breadth of existing vendor offerings and identify new vendor and category opportunities.

We separate our DSW merchandise into four primary categories: women’s footwear; men’s footwear; athletic footwear; and accessories and other (which includes kids' footwear). The following table sets forth the approximate percentages of DSW segment sales attributable to each merchandise category for the fiscal years below:

	Fiscal year
Category	2015	2014	2013

Women's footwear	59%	61%	62%
Men's footwear	18%	18%	17%
Athletic footwear	14%	12%	12%
Accessories and Other	9%	9%	9%

Convenience

We provide our customers with the highest level of convenience based on our belief that customers should be empowered to control and personalize their shopping experiences.

In stores, our merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. We believe this shopping experience provides our customers with maximum convenience as they are able to browse and try on merchandise without feeling rushed or pressured to make a purchasing decision. Our traditional and mobile points of sale allow us to interact and transact with customers on the selling floor. Merchandise is organized in a logical manner that groups together similar styles, such as dress, casual, seasonal and athletic merchandise, for easy browsing.

Our goal is to create an endless aisle for the customer. Customers can order additional styles, sizes, widths and categories that can be fulfilled from other stores, our fulfillment center or the suppliers' warehouse. To further meet customer demand of how they receive products, we launched the additional capabilities for buy online, pickup in store and buy online, ship to store options in 2015.

Value For Our Customers

Through our buying organization, we are able to provide customers with high quality, in-season fashion styles at attractive prices compared to the sale prices found at specialty retailers and department stores. We have historically employed a consistent pricing strategy that provides customers with the same price on our merchandise from the day it arrives in store until it enters our planned clearance rotation. Our pricing strategy differentiates us from our competitors who usually price and promote merchandise at discounts available only for limited time periods. We find that customers appreciate shopping for value when it is most convenient for them, rather than waiting for a sale event.

In order to provide additional value to our customers, we maintain a loyalty program, DSW Rewards, which rewards customers for shopping, both in DSW stores and at dsw.com. DSW Rewards members earn reward certificates that offer discounts on future purchases. Reward certificates expire three months after being issued. Members also receive promotional offers and gifts with purchase. We employ a variety of methods, including email, direct mail and social media, to communicate exclusive offers to our rewards customers. In fiscal 2014, we also introduced a co-branded credit card that allows DSW Rewards members to earn points for purchases made at DSW, as well as other locations that accept Visa.

As of January 30, 2016, approximately 24 million members were enrolled in our DSW Rewards program and have made at least one purchase over the course of the last two years as compared to approximately 23 million members as of January 31, 2015. In fiscal 2015 and 2014, shoppers in the loyalty program generated approximately 89% and 90% of DSW segment sales, respectively.

Growth Strategy

Our growth strategy is to continue to strengthen our position as a leading footwear and accessories retailer by: expanding into new markets with the right banners and store format, extending our customer reach through new categories, and acquiring new strengths to compete in ways and places that are relevant to the customer, such as our recent acquisition of Ebuys, Inc. We will also continue expanding our physical and digital presence in relevant markets through existing and new formats, investing in our infrastructure, and utilizing our financial strength to invest in key initiatives.

Expanding Our Physical and Digital Presence

We opened 40 DSW stores and closed 3 DSW stores in fiscal 2015. Of the store openings in fiscal 2015, 9 were small format stores. Our small format stores average approximately 12,000 square feet and, if successful, could pave the way for more small format stores. As of January 30, 2016, the Company has a total of 16 small format stores. We plan to open approximately 30 to 35 DSW stores in fiscal 2016 and an additional 15 to 20 DSW stores in each of the following three to five years. We believe we have the potential to operate more than 550 stores, which excludes small format stores. We are evaluating our real estate strategy to optimize how we can best serve the customers' shopping preferences in store and online. Our plan is to open stores in both new and existing markets, with the primary focus on power strip centers and to reposition existing stores as opportunities arise. Depending on the market, we also consider regional malls, lifestyle centers and urban street locations. In general, our evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration and lease terms. Our real estate decision-making entails an analysis of underlying demand for our products through both physical and digital channels. Our analysis also looks at current penetration levels in markets we serve and our ability to deepen our market share and acquire new customers.

As of January 30, 2016, we operated 468 DSW stores in 42 states, the District of Columbia and Puerto Rico. The following table shows the number of our DSW stores by state and territory:

Alabama	6	Louisiana	4	Ohio	19
Arizona	10	Maine	1	Oklahoma	3
Arkansas	1	Maryland	18	Oregon	6
California	44	Massachusetts	17	Pennsylvania	23
Colorado	11	Michigan	18	Puerto Rico	2
Connecticut	9	Minnesota	11	Rhode Island	2
Delaware	1	Mississippi	1	South Carolina	3
Florida	28	Missouri	5	Tennessee	7
Georgia	15	Nebraska	3	Texas	40
Idaho	1	Nevada	3	Utah	3
Illinois	28	New Hampshire	2	Virginia	18
Indiana	11	New Jersey	17	Washington	11
Iowa	2	New York	36	District of Columbia	3
Kansas	2	North Carolina	9	Wisconsin	9
Kentucky	4	North Dakota	1	Total	468

In addition to store growth, we are enhancing our omni-channel capabilities. We expanded our drop ship program, have made previously store-only product available online and increased availability of our accessories online. Our omni-channel capabilities allow customers to purchase shoes from a location other than from where the customer originally demanded the item. Our mobile application provides another opportunity for customers to interact with us. In fiscal 2015, we launched buy online, pick up in store and buy online, ship to store.

In our Affiliated Business Group, we leverage our sourcing network to produce a merchandise assortment that meets the needs of our affiliated business customers. We pursue opportunities for new affiliated business partners.

Through our investment in Town Shoes, we serve Canadian customers with great values on branded footwear and accessories within a variety of concepts, including DSW Designer Shoe Warehouse stores. As of January 30, 2016, there are 13 DSW Designer Shoe Warehouse stores in Canada, and Town Shoes plans to open approximately 10 DSW Designer Shoe Warehouse stores in fiscal 2016.

Investment in Our Infrastructure

We have invested in systems that will enhance our operating efficiency in areas such as supply chain, merchandise planning and allocation, inventory management, distribution and labor management.

Over the past few years, we completed investments in our supply chain to support assortment planning, size replenishment and size optimization. All categories are planned using an enterprise-wide assortment planning system that allows us to build assortments based on local customer profiles rather than just based on store volume. Size replenishment focuses on replenishing core styles at a size level; size optimization allows us to effectively allocate sizes by store.

Our primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The distribution center operates to facilitate the prompt delivery of purchases and fast-selling footwear so we can take full advantage of each selling season. To further ensure prompt delivery, we engage a logistics service provider to receive orders originating from suppliers on the West Coast and some imports entering at a West Coast port of entry through a West Coast facility we utilize. Merchandise is transported either from the West Coast facility or our primary distribution center to our pool points and then on to stores.

Order routing optimization determines the best location to ship certain digitally demanded products from, to optimize our operating profit. Orders originating online can be fulfilled from a store or our fulfillment center, which is also located in Columbus, Ohio. The fulfillment center processes orders which are shipped to a customer's home or to a store when an order is placed through buy online, ship to store. Orders originating from a store that cannot be fulfilled in that store can either be fulfilled from our ship from store capability, from the fulfillment center, or drop shipped from a vendors' warehouse.

Utilizing Our Financial Strength

Our operating model is focused on assortment, convenience and value. Over the past five years, our net sales have grown at a compounded annual growth rate of 8%. In addition, we have consistently generated positive operating cash flows and profitable operating results. Our liquidity, strong vendor relationships and talented associates enable DSW to differentiate our assortment and run a profitable business compared to our peers.

We are committed to a disciplined process in capital allocation. We believe cash generated from operations, together with our cash and investments of approximately $330 million as of January 30, 2016, is sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures, and make quarterly dividend payments and opportunistic share repurchases. In addition, our strong balance sheet allows us to pursue investments like Town Shoes and Ebuys, Inc.

Additional Information

Affiliated Business Group

As a division of DSW Inc., ABG partners with multi-category retailers to develop strategies and business models for targeted shoe assortments. We have renewable supply agreements to provide merchandise for the shoe departments in Stein Mart, Gordmans, and Frugal Fannie’s stores through December 2016, January 2019 and April 2017, respectively. As of January 30, 2016, we supplied merchandise to 276 Stein Mart stores and Steinmart.com, 102 Gordmans stores and Gordmans.com, and one Frugal Fannie’s store.

Competition

We view our primary competitors to be department stores, online shoe retailers and brand-oriented discounters. We also compete with mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers and multi-

channel specialty retailers. Many of our competitors generally offer a more limited assortment at higher initial prices in a less convenient format than DSW and without the benefits of the DSW Rewards program. In addition, we believe we successfully compete against retailers who have attempted to duplicate our format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons, unlike DSW’s current on-trend merchandise. We believe that our brick and mortar stores provide a competitive advantage by stimulating digital sales, driving growth in DSW segment sales and providing a convenient location for customers to pick up and return products ordered online.

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

Associates

As of January 30, 2016, we employed approximately 11,900 associates. None of our associates are covered by any collective bargaining agreements. We offer competitive wages, paid time off, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term disability and company-paid short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.

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

SEC Public Reference Room
100 F Street N.E.
Washington, D.C. 20549

The public may obtain information on the operation at the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about DSW Inc., including its reports filed with or furnished to the SEC, is available through DSW Inc.’s website at www.dswinc.com. Such reports are accessible at no charge through DSW Inc.’s website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:

DSW Inc.
Investor Relations
810 DSW Drive
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

Risks Relating to Our Business

We opened 40 DSW stores in fiscal 2015, plan to open approximately 30 to 35 DSW stores in fiscal 2016 and plan to open 15 to 20 DSW stores in the next three to five years, which could strain our resources and have a material adverse effect on our business and financial performance.

Our continued and future growth in part depends on our ability to successfully open and operate new DSW stores on a profitable basis. We believe we can operate more than 550 stores in the United States and are evaluating our real estate strategy to optimize how we can best serve the customers' shopping preferences in store and online.

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

We generally do not have long-term supply agreements or exclusive arrangements with any vendors and, therefore, our success depends on maintaining strong relationships with our vendors. Our success depends, to a significant extent, on the willingness and ability of our vendors to supply us with sufficient inventory to stock our sales channels. If we fail to maintain our relationships with our existing vendors or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our business. In addition, our inability to stock our sales channels with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. Further, if our merchandise costs increase due to increased material or labor costs, or other reasons, our ability to respond or the effect of our response could adversely affect our net sales or gross profit. During fiscal 2015, three key vendors supplied approximately 18% of our merchandise. The loss of or a reduction in the amount and quality of merchandise supplied by any one of these vendors could have an adverse effect on our business.

We may be unable to anticipate and respond to fashion trends, consumer preferences and changing customer expectations, which could have a material adverse effect on our business.

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

Being an omni-channel retailer is a business necessity to meet changing customer experience expectations and an opportunity to create a competitive advantage. It is a business necessity because the DSW customer expects to be able to shop across all sales channels. The omni-channel strategy can also create distance between DSW and single channel competitors as well as multi-channel competitors who either do not operate in an omni-channel way or do not define omni-channel as broadly as DSW. In the event that our omni-channel strategy does not meet customer expectations, it may have a material adverse effect on our business, results of operations or financial results.

The loss or disruption of our distribution and/or fulfillment centers could have a material adverse effect on our business and operations.

For our DSW stores and affiliated businesses, the majority of our inventory is shipped directly from suppliers to our primary distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to the stores. Through a third party, we also operate a West Coast facility where shipments bypass our primary distribution center and go directly to one of our pool locations from the West Coast facility. Our inventory can also be shipped directly from our fulfillment center, supported by a third party, to our customers. Through our ship from store capability, our inventory is shipped directly from our DSW stores. Through our drop ship program, inventory is shipped from the vendors' warehouse.

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

Our supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart and Gordmans, our contractual termination dates are December 2016 and January 2019, respectively. In addition, the agreements contain provisions that may trigger an earlier termination. For fiscal 2015, the sales from our Affiliated Business Group represented approximately 6% of our total company net sales. In the event of the loss of either of these supply agreements, it is unlikely that we would be able to proportionately reduce expenses compared to the reduction of net sales. The performance of our Affiliated Business Group is highly dependent on the performance of Stein Mart and Gordmans. If Stein Mart or Gordmans were to terminate our supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.

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

Our information technology systems are an integral part of our growth strategy in efficiently operating our business, in managing operations and protecting against security risks related to our electronic processing and transmitting of confidential customer and associate data. The requirements to keep our information technology systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any system upgrades, implementation of new systems and the related change management processes required with new systems and our ability to protect ourselves from any future information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, most specifically, store operations, dsw.com, our distribution and fulfillment centers and our merchandising team. While we maintain business interruption and property insurance, in the event our data center was to be shut down, our insurance may not be sufficient to cover the impact to the business.

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

Customer traffic is influenced by our marketing and our DSW Rewards programs. DSW Rewards is a customer loyalty program that we rely on to drive customer traffic, sales and loyalty. DSW Rewards members earn reward certificates that offer discounts on future purchases. In the event that our DSW Rewards members do not continue to shop at DSW, we fail to add new members or the number of members decreases, or in the event that our marketing is not effective in driving customer traffic, this could have a material adverse effect on our business.

We are constantly exploring new business opportunities and implementing initiatives. The failure to successfully execute our strategies may have a material adverse effect on our business, results of operations or financial condition.

The continued development and implementation of new business opportunities and strategies could distract management from our core business. In March 2016, we completed the acquisition of Ebuys, Inc. In the event that we lose focus on our core business or are unsuccessful in the execution of our concept, it may have a material adverse effect on our business, results of operations or financial condition.

We are exposed to risk through leases of certain portions of our properties.

In fiscal 2012, we purchased our corporate office headquarters, our distribution center and a trailer parking lot. Certain portions of the properties are leased to unrelated parties, which provides rental income. The largest tenant's lease renewed for another two-year term in June 2015, but either party can terminate after each two-year renewal option and the tenant can terminate at any time with 60 days notice. In the event that one or more tenants do not renew their leases, the foregoing circumstances or events could have a material adverse effect on our financial condition.

In connection with the Merger with Retail Ventures, Inc. ("the Merger"), Retail Ventures, Inc. (“Retail Ventures” or “RVI”) merged with and into DSW MS LLC (“Merger Sub”). Merger Sub assumed RVI’s responsibilities under a lease dated September 2003 for an office building in Columbus, Ohio (the "Premises"). In April 2005, RVI subleased the Premises to an unrelated third party at a rent that is lower than its expenses under the lease. In fiscal 2012, DSW Inc. assumed responsibility for the lease. The sublease is through the lease expiration date in 2024, but either party can terminate after each two-year renewal option. Merger Sub remains liable under the lease through the lease expiration date, and if the subtenant does not pay the rent or vacates the Premises, Merger Sub would be required to make full rent payments to the landlord without any rental income. All of the foregoing circumstances or events could have a material adverse effect on our financial condition.

Risks Relating to the External Environment

We may be unable to compete favorably in our highly competitive market, which could have a material adverse effect on our business.

The retail footwear market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, multi-channel specialty retailers and brand-oriented discounters. Our success depends on our ability to remain competitive with respect to assortment, convenience and value. The performance of our competitors, as well as a change in their pricing policies as a result of the current economic environment, marketing activities and other business strategies, could have a material adverse effect on our business.

Our failure to identify and respond to rapidly changing customer behaviors and the impact that social media and comparison shopping has on our customers could have a material adverse effect on our business.

We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.

We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2015 was manufactured outside the United States, and the majority was manufactured in China. For this reason, we face risks inherent in purchasing from foreign suppliers, such as: economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the United States or foreign countries from which our merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; U.S. laws affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with foreign laws and with domestic and international labor standards.

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

We have a $100 million secured revolving credit agreement and a $50 million letter of credit agreement with terms expiring July 2018 and August 2018, respectively. The secured revolving credit agreement is secured by a lien on substantially all of our personal property assets and subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for ongoing working capital requirements, and to make permitted acquisitions. In addition, both the secured revolving credit agreement and the letter of credit agreement contain restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our capital expenditures to $200 million annually (the secured revolving credit agreement only), limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. These covenants could restrict our operational flexibility, and any failure to comply with these covenants or our payment obligations would limit our ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

Uncertain economic conditions in the United States and other world events can adversely affect consumer confidence and consumer spending habits, which could result in reduced net sales.

Consumer spending habits, including spending for the footwear and accessories that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. Consumer confidence is also affected by the domestic and international political environment. The outbreak or escalation of war, natural disasters, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers. In an economic slowdown, we could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow our expansion plans. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions could have a material adverse effect on our business.

Our cash and investments are subject to risks that could affect the liquidity of these investments.

As of January 30, 2016, we had cash and investments of approximately $330 million. A portion of these are held as cash in operating accounts that are with third-party financial institutions. While we regularly monitor the cash balances in our operating accounts and when possible adjust the balances as appropriate to be within Federal Deposit Insurance Corporation (“FDIC”) insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

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

Risks Relating to our Relationship with the Schottenstein Affiliates

The Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW Inc. Board of Directors, and members of his family, directly control or substantially influence the outcome of matters submitted for DSW Inc. shareholder votes, and their interests may differ from DSW Inc.’s other shareholders.

As of January 30, 2016, the Schottenstein Affiliates have approximately 51% of the voting power of the outstanding DSW Common Shares. The Schottenstein Affiliates directly control or substantially influence the outcome of all matters submitted to DSW Inc.'s shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of DSW Inc.'s other shareholders, and their level of ownership and voting power in DSW Inc. may have the effect of delaying or preventing a subsequent change in control that may be favored by other DSW Inc. shareholders.

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

Risks Relating to our Merger with Retail Ventures, Inc.

Prior to the Merger, RVI had significant contingent liabilities. As of the effective time of the Merger, Merger Sub, a subsidiary of DSW, assumed RVI's obligations with respect to these contingent liabilities. If these contingent liabilities become actual liabilities, this could adversely affect DSW’s financial condition.

Prior to the merger, RVI had significant contingent liabilities, including a guarantee of a Filene's Basement lease in New York, which has been leased to a third party. If any of these contingent liabilities become actual liabilities, this could have a material adverse effect on our financial condition.

Risks Relating to our Equity Investment in Town Shoes Limited

We are exposed to investment risk with the acquisition of an equity interest in Town Shoes.

In May 2014, DSW Inc. acquired an equity interest in Town Shoes. We are exposed to risk of the success of the Town Shoes business. We are also exposed to risk of adverse reactions to the transaction or changes to business relationships; competitive responses; inability to maintain key personnel and changes in general economic conditions in Canada. If Town Shoes fails to perform to our expectations, it could have a material adverse effect on our results of operations or financial condition.

We are exposed to foreign currency risk with the acquisition of an equity interest in Town Shoes.

As a result of our equity investment in Town Shoes, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks. During the first quarter of 2015, we held $100 million CAD in Canadian bank accounts. During the second quarter of 2015, we invested the $100 million CAD in available-for-sale securities in Canada. As the CAD was fully invested during the second quarter of 2015, any gains/losses due to remeasurement are recorded in other comprehensive income. If the funds are transferred to cash, we will be exposed to foreign currency rate risk due to remeasurement in our statement of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own our corporate office headquarters and distribution center. As of January 30, 2016, all 468 DSW stores and our fulfillment center are leased or subleased, and we leased or subleased 17 DSW stores and our dsw.com fulfillment center from Schottenstein Affiliates. The remaining DSW stores are leased from unrelated entities. Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints and are for a fixed term with options for two to five extension periods, each of which is for a period of four or five years, exercisable at our option. The lease for our fulfillment center expires in September 2017 and has two renewal options with terms of five years each. Our primary distribution facility, our corporate office headquarters and our dsw.com fulfillment center are located in Columbus, Ohio.

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

Our Class A Common Shares are listed for trading under the ticker symbol “DSW” on the NYSE. There is currently no public market for DSW Class B Common Shares, but the Class B common shares can be exchanged for Class A Common Shares at the election of the holder. As of March 18, 2016, there were 176 holders of record of our Class A Common Shares and 28 holders of record of our Class B Common Shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. The following table provides the quarterly market prices of our Class A Common Shares as reported on the NYSE and cash dividends per share for fiscal 2015 and 2014:

	Market Price		Cash Dividends per Share
	High	Low
Fiscal 2014:
First Quarter	$41.11	$32.40	$0.1875
Second Quarter	35.00	23.45	0.1875
Third Quarter	32.67	26.59	0.1875
Fourth Quarter	38.10	29.32	0.1875

Fiscal 2015:
First Quarter	$39.58	$34.04	$0.20	(a)
Second Quarter	36.92	30.75	0.20
Third Quarter	33.81	23.61	0.20
Fourth Quarter	25.46	21.23	0.20

(a) On February 17, 2015, DSW Inc.'s Board of Directors increased the Company's quarterly cash dividend from $0.1875 per share to $0.20 per share.

Dividends- The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payment of dividends by us or our subsidiaries provided that we meet the minimum cash and investments requirement, as defined in our Credit Facility, of $125 million.

Share Repurchase Program- On November 2, 2015, the Board of Directors approved an additional $200 million share repurchase program after the Company completed its prior $150 million authorization during the third quarter of fiscal 2015. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate by the Company based on price and market conditions. Through the life of the programs, we have repurchased a total of 10.2 million Class A Common Shares at a cost of $266.5 million, with a remainder of $83.5 million that may yet be purchased under the program. During the fourth quarter of fiscal 2015, we repurchased 5.0 million Class A Common Shares at a cost of $116.5 million. The shares withheld and repurchased during the fourth quarter of fiscal 2015 are summarized in the table below (in thousands, except per share amounts):

	Total number of shares withheld	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
November 1, 2015 to November 28, 2015	—	—	—	$200,000
November 29, 2015 to January 2, 2016	—	$23.29	1,649	161,709
January 3, 2016 to January 30, 2016	47	23.65	3,385	83,469
	47	$23.47	5,034	$83,469

Performance Graph

The following graph compares our cumulative total shareholder return on our Class A Common Shares with the cumulative total returns of the S&P MidCap 400 Index and the S&P Retailing Index, both of which are published indexes. This comparison includes the period ended January 29, 2011 through the period ended January 30, 2016.

The comparison of the cumulative total returns for each investment assumes that $100 was invested on January 29, 2011 and that all dividends were reinvested.

		Fiscal years ended
Company / Index	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016
DSW Inc.	$100.00	$157.55	$220.45	$250.33	$241.91	$167.67
S&P MidCap 400 Index	$100.00	$102.71	$121.77	$148.39	$164.55	$153.54
S&P 500 Retailing Index	$100.00	$112.86	$143.90	$180.87	$217.21	$215.77

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

	Fiscal
	2015	2014	2013	2012	2011(1)

	(dollars in thousands, except per share and net sales per average gross square foot)
Statement of Operations Data(2):
Net sales(3)	$2,620,248	$2,496,092	$2,368,668	$2,257,778	$2,024,329
Gross profit(4)	$768,369	$755,021	$739,287	$724,720	$653,947
Operating expenses (14)	$(554,818)	$(512,536)	$(497,863)	$(481,797)	$(448,583)
Depreciation	$73,477	$68,153	$64,100	$57,801	$51,237
Operating profit (14)	$213,551	$242,485	$241,424	$236,802	$151,450
Income from continuing operations before income taxes and (loss)income from Town Shoes	$220,191	$245,606	$243,861	$240,677	$142,363
Income tax (provision) benefit (14)	$(83,806)	$(96,392)	$(92,559)	$(95,491)	$57,975
Income from continuing operations, net of tax	$136,034	$153,027	$151,302	$145,186	$200,338
Income (loss) from discontinued operations, net of tax	$—	$272	$—	$1,253	$(4,855)
Less: Loss attributable to noncontrolling interests	$—	$—	$—	$—	$(20,695)
Net income, net of noncontrolling interests	$136,034	$153,299	$151,302	$146,439	$174,788

Earnings per Share Data:
Diluted earnings per share from continuing operations, net of noncontrolling interests	$1.54	$1.69	$1.65	$1.60	$2.34
Diluted earnings (loss) per share from discontinued operations	$—	$0.00	$—	$0.01	$(0.07)
Diluted earnings per share, net of noncontrolling interests	$1.54	$1.69	$1.65	$1.62	$2.27
Weighted average number of diluted shares outstanding	88,501	90,612	91,901	90,606	74,276

Balance Sheet Data:
Cash and investments (5)	$330,475	$447,128	$579,307	$409,890	$429,558
Inventory	$484,236	$450,836	$397,768	$393,794	$334,390
Total assets	$1,369,109	$1,438,243	$1,421,244	$1,262,103	$1,207,900
Working capital(6)(15)	$472,242	$464,933	$510,232	$479,082	$443,985
Current ratio(7)(15)	2.5	2.6	2.8	2.7	2.4
Total shareholders’ equity	$904,924	$1,011,120	$998,544	$858,579	$786,587

Other Data:
Cash dividends per share(8)	$0.800	$0.750	$0.375	$1.435	$1.150
Capital expenditures(9)	$111,691	$93,314	$83,800	$99,752	$76,912

	Fiscal
	2015	2014	2013	2012	2011(1)

Number of DSW stores:
Beginning of period	431	394	364	326	311
New stores	40	37	30	39	17
Closed/re-categorized stores	(3)	—	—	(1)	(2)
End of period	468	431	394	364	326
DSW total square footage (in thousands)(10)	9,805	9,277	8,687	8,120	7,289
Average gross square footage (in thousands)(11)	9,591	9,009	8,415	7,690	7,158
DSW segment net sales per average gross square foot(12)	$258	$261	$265	$276	$262
Number of affiliated business departments at end of period	379	371	356	344	336
Total comparable sales change(13)	0.8%	1.8%	0.2%	5.5%	8.3%
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

(5)	Includes cash and equivalents, short-term and long-term investments.

(6)	Working capital represents current assets less current liabilities.

(7)	Current ratio represents current assets divided by current liabilities.

(8)	The Board of Directors of DSW Inc. declared the first dividend in fiscal 2011.

(9)
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

(10)	DSW total square footage represents the total amount of square footage for DSW stores only; it does not reflect square footage of affiliated business departments.

(11)
Average gross square footage represents the monthly average of square feet for DSW stores only for each period presented and consequently reflects the effect of opening stores in different months throughout the period.

(12)
Net sales per average gross square foot is the result of dividing net sales for the DSW segment only for the period presented by average gross square footage calculated as described in note 11 above. Net sales for fiscal 2012 are based on a 53-week year. In fiscal 2013, we changed the measure to DSW segment net sales to better reflect the omni-channel nature of our business with the addition of ship from store, shoephoria and drop ship capabilities. See "Sales and Revenue Recognition" in Note 4 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of categories of omni-channel sales.

(13)
A store or affiliated shoe department is considered comparable when in operation for at least 14 months at the beginning of the fiscal year. Stores or affiliated business departments, as the case may be, are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed.

(14)
The Company previously classified income tax interest and penalties as part of operating expenses in its statement of operations. Beginning in the first quarter of fiscal 2015, the Company elected to reflect interest and penalties from income taxes through the income tax provision in its statement of operations. The change in accounting policy has been applied retrospectively by adjusting the statement of operations for the prior periods presented. The change to historical periods was limited to classifications within the consolidated statement of operations and has no effect on net income or earnings per share.

(15)
In November 2015, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update ("ASU") 2015-17, which requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. The Company elected to early adopt the standard in the fourth quarter of fiscal 2015 and applied the amendments retrospectively to maintain comparability of its balance sheet and related ratios. The change in accounting standard has been applied retrospectively by adjusting the balance sheet for the prior periods presented.

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

Executive Summary

We continue to enhance our offerings to the customer, and create meaningful differentiation from our competitors. Through sourcing and product development, our buying team produces a differentiated, on-trend assortment with exclusive merchandise and private brands that effectively distorts our assortment to the most relevant categories. We strive to provide compelling everyday values to the customer by sourcing opportunistic buys and using our buying leverage and vendor relationships to secure product at favorable cost.

We have taken steps to align our business operations to better respond to customer needs. We have made it easier for customers to shop at DSW with a number of digital enhancements, including a mobile app, as well as the use of Paypal as a secure payment option. We have also given our customer the ability to shop our full assortment by integrating inventory and order fulfillment between our brick and mortar and digital channels.

Financial Summary

During fiscal 2015, we generated a 0.8% increase in comparable sales and a 5.0% increase in total sales. This increase compares to a comparable sales increase of 1.8% for fiscal 2014.

In fiscal 2015, DSW's merchandise margin rate, defined as gross profit excluding occupancy and distribution and fulfillment expenses (a non-GAAP measure) decreased as a percentage of net sales from 43.7% in fiscal 2014 to 42.8% in fiscal 2015.

Reported net income was $136.0 million, or $1.54 per diluted share, a decrease of 8.9% over last year's reported earnings per share of $1.69 per diluted share. The earnings decrease was primarily driven by sales challenges in the fall season attributable to unseasonably warm weather.

We have continued making investments in our business that are critical to long-term growth. In fiscal 2015, we invested $111.7 million in capital expenditures compared to $93.3 million during fiscal 2014. Our capital expenditures during fiscal 2015 were primarily related to opening 40 new stores, store remodels and business infrastructure. We plan to open approximately 30 to 35 stores in fiscal 2016.

As of January 30, 2016, we operated 468 DSW stores, dsw.com and shoe departments in 276 Stein Mart stores and Steinmart.com, 102 Gordmans stores and Gordmans.com, and one Frugal Fannie’s store. DSW Inc. has two reportable segments: the DSW segment, which includes the DSW stores and dsw.com, and the Affiliated Business Group segment.

Results of Operations

The following table represents selected components of our consolidated results of operations, expressed as percentages of net sales:

	Fiscal
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	(70.7)	(69.8)	(68.8)
Gross profit	29.3	30.2	31.2
Operating expenses	(21.2)	(20.5)	(21.0)
Operating profit	8.1	9.7	10.2
Interest income, net	0.1	0.2	0.1
Non-operating income	0.1	—	—
Income from continuing operations before income taxes and (loss) income from Town Shoes	8.3	9.9	10.3
Income tax provision	(3.2)	(3.9)	(3.9)
(Loss) income from Town Shoes	0.1	0.1	—
Income from continuing operations	5.2	6.1	6.4
Income from discontinued operations, net of tax	—	0.0	—
Net income	5.2%	6.1%	6.4%

Fiscal Year Ended January 30, 2016 (Fiscal 2015) compared to Fiscal Year Ended January 31, 2015 (Fiscal 2014) and Fiscal 2014 compared to Fiscal Year Ended February 1, 2014 (Fiscal 2013)

Net Sales- Net sales for fiscal 2015 increased by 5.0% from fiscal 2014 and net sales for fiscal 2014 increased by 5.4% from fiscal 2013. The following table summarizes the increase in our net sales:

	Fiscal
	2015	2014	2013

	(in millions)
Net sales for the beginning of the fiscal year	$2,496.1	$2,368.7	$2,257.8
Increase in comparable sales	19.5	40.0	4.0
(Decrease) increase from fiscal 2013 luxury test sales	—	(18.4)	18.4
Net increase from non-comparable and closed store sales	104.6	105.8	88.5
Net sales for the end of the fiscal year	$2,620.2	$2,496.1	$2,368.7

The following table summarizes our net sales by reportable segment and in total:

	Fiscal
	2015	2014	2013

	(in millions)
DSW segment	$2,470.1	$2,352.5	$2,231.0
ABG segment	150.1	143.6	137.7
Total DSW Inc.	$2,620.2	$2,496.1	$2,368.7

The following table summarizes our comparable sales change by reportable segment and in total:

	Fiscal
	2015	2014	2013
DSW segment	0.8%	1.8%	0.1%
ABG segment	1.7%	1.6%	1.8%
Total DSW Inc.	0.8%	1.8%	0.2%

Fiscal 2015 vs. Fiscal 2014- Our increase in total net sales for the DSW segment was the result of an increase in comparable sales and non-comparable sales growth. Our comparable sales increase includes a 22% increase in digitally demanded sales. DSW segment comparable sales decreased in our largest business, women's footwear, by 2%, increased in men's footwear by 2%, increased in athletic footwear by 13%, and decreased in accessories by 2%. Our non-comparable sales growth is attributable to stores opened in fiscal 2014, as well as 37 net new DSW stores in fiscal 2015. The increase in total net sales for our Affiliated Business Group segment was primarily the result of comparable sales growth and the net addition of eight new shoe departments in fiscal 2015.

Fiscal 2014 vs. Fiscal 2013- Our increase in total net sales for the DSW segment was the result of an increase in comparable sales and non-comparable sales growth. The increase in comparable sales was a result of an increase in customer traffic. DSW segment comparable sales decreased in our largest business, women's footwear, by 1%, increased in men's footwear by 4%, increased in accessories by 10% and in athletic footwear by 5%. Our non-comparable sales growth is attributable to stores opened in fiscal 2013, as well as 37 new DSW stores in fiscal 2014. The increase in total net sales for our Affiliated Business Group segment was primarily the result of comparable sales growth and the net addition of 15 new shoe departments in fiscal 2014.

Gross Profit- Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 29.3% in fiscal 2015 from 30.2% in fiscal 2014 and 31.2% in fiscal 2013. By reportable segment and in total, gross profit as a percentage of net sales was:

	Fiscal
	2015	2014	2013
DSW segment	30.0%	30.9%	31.9%
ABG segment	18.6%	19.8%	20.6%
Total DSW Inc.	29.3%	30.2%	31.2%

In fiscal 2013, DSW Inc. gross profit was negatively impacted by $16.5 million related to our luxury test, which was comprised of a sales benefit of $18.4 million offset by cost of sales of $34.9 million, which include inventory adjustments. For DSW Inc., the reconciliation of gross profit excluding our luxury test was:

	Fiscal
	2015		2014		2013
	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)	(in thousands)	(as a percentage of net sales)
DSW Inc. gross profit	$768,369	29.3%	$755,021	30.2%	$739,287	31.2%
Less: impact of the luxury test	—	—%	—	—%	(16,481)	(1.0)%
DSW Inc. gross profit excluding luxury test	$768,369	29.3%	$755,021	30.2%	$755,768	32.2%

For the DSW segment, the reconciliation of merchandise margin (non-GAAP) to gross profit was:

	Fiscal
	2015	2014	2013
DSW segment gross profit	30.0%	30.9%	31.9%
Less: impact of the luxury test	—%	—%	(1.0)%
DSW segment gross profit excluding luxury test	30.0%	30.9%	32.9%

Store occupancy expense	10.7%	10.7%	10.4%
Distribution and fulfillment expenses	2.1%	2.1%	2.0%
DSW segment merchandise margin excluding luxury test	42.8%	43.7%	45.3%

Fiscal 2015 vs. Fiscal 2014- DSW segment gross profit decreased 90 basis points while occupancy expenses and distribution and fulfillment expenses were flat year over year. Merchandise margin for the DSW segment decreased as a percentage of net sales to 42.8% for fiscal 2015 from 43.7% for fiscal 2014 due to higher markdowns, which were a result of unseasonably warm weather that created a challenging retail environment. Related to our ABG segment, gross profit decreased 120 basis points for fiscal 2015 due to higher markdowns.

Fiscal 2014 vs. Fiscal 2013- DSW segment gross profit decreased 100 basis points driven by lower initial markup and higher markdown activity. Merchandise margin for the DSW segment decreased as a percentage of net sales to 43.7% for fiscal 2014 from 45.3% for fiscal 2013 as a result of an increase in spring markdown activity, higher shipping costs and lower initial markups. Store occupancy expense as a percentage of net sales increased due to asset impairments. Distribution and fulfillment expenses as a percentage of net sales remained relatively flat for fiscal 2014 compared to fiscal 2013. Related to our ABG segment, gross profit decreased 80 basis points for fiscal 2014 primarily as a result of asset impairments.

Operating Expenses

Fiscal 2015 vs. Fiscal 2014- Operating expenses as a percentage of net sales were 21.2% and 20.5% for fiscal 2015 and fiscal 2014, respectively. The increase as a percentage of net sales over the comparable prior year period was driven by increased marketing expenses and home office overhead.

Fiscal 2014 vs. Fiscal 2013- Operating expenses as a percentage of net sales were 20.5% and 21.0% for fiscal 2014 and fiscal 2013, respectively. Excluding the impact of the settlement of the pension plan assumed in the merger with RVI of $14.7 million in fiscal 2013, operating expenses as a percentage of net sales were 20.4%. The change over the comparable prior year period was due to store expense growth, information technology expenses and marketing expenses partially offset by lower incentive compensation.

Interest Income, Net

Fiscal 2015 vs. Fiscal 2014- Net interest income was relatively flat for fiscal 2015 compared to fiscal 2014.

Fiscal 2014 vs. Fiscal 2013- Net interest income was relatively flat for fiscal 2014 compared to fiscal 2013.

Non-operating income

We reported a foreign currency gain of $3.3 million related to the purchase of $100 million CAD in the first quarter of 2015. As this was a cash transaction, the gains or losses related to the purchase of the CAD were recorded in the consolidated statement of operations. The CAD was invested in available-for-sale securities during the second quarter of 2015 and any foreign exchange gains/losses are recorded in other comprehensive income. Non-operating income also includes realized capital gains/losses related to our investment portfolio.

(Loss) Income from Town Shoes

(Loss) Income from Town Shoes includes DSW's portion of the income or loss in Town Shoes' operations, plus the interest income on the shareholder note.

Income Taxes

Fiscal 2015 vs. Fiscal 2014- Our effective tax rate for fiscal 2015 was 38.1% compared to 38.6% for fiscal 2014. The effective tax rates for fiscal 2015 and fiscal 2014 reflect the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. For all periods presented, a provision for U.S. income tax has not been recorded on undistributed profits of non-U.S. subsidiaries that the Company has determined to be indefinitely reinvested outside the U.S. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

Fiscal 2014 vs. Fiscal 2013- Our effective tax rate for fiscal 2014 was 38.6% compared to 38.0% for fiscal 2013.

Income from Discontinued Operations

Fiscal 2015 vs. Fiscal 2014- During fiscal 2015, there was no income from discontinued operations.

Fiscal 2014 vs. Fiscal 2013- During fiscal 2014, income from discontinued operations, net of tax, is due to the final distribution from the Filene's Basement debtor's estates, partially offset by an adjustment to the guarantee of a Filene's Basement lease. During fiscal 2013, there was no income from discontinued operations.

Non-GAAP Financial Measures

We utilize merchandise margin, defined as gross profit excluding occupancy and distribution and fulfillment expenses, a non-GAAP financial measure, to explain our gross profit performance. We also utilize free cash flow, a non-GAAP measure, defined as cash flow from operating activities less capital expenditures. Management believes these non-GAAP measures are an indication of our performance as the measures provide a consistent means of comparing performance between periods and competitors. Management uses these non-GAAP measures to assist in the evaluation of the performance of our segments and to make operating decisions. Within the Management’s Discussion and Analysis, we disclose merchandise margin, store occupancy expenses and distribution and fulfillment expenses, as a percentage of net sales. In fiscal 2013, we excluded net sales and gross profit related to the luxury test as these items were not indicative of our future gross profit performance. Within the Liquidity and Capital Resources section, we disclose free cash flows for the fiscal years 2015, 2014 and 2013.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from our operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, and fund capital expenditures related to projected business growth.

Net Working Capital. Net working capital is defined as current assets less current liabilities. As of January 30, 2016 and January 31, 2015, net working capital was $472.2 million and $464.9 million, respectively. As of January 30, 2016 and January 31, 2015, the current ratio was 2.5 and 2.6, respectively.

In November 2015, the FASB released Accounting Standard Update 2015-17, which requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. We elected to early adopt the standard in the fourth quarter of fiscal 2015 and applied the amendments retrospectively to maintain comparability of its balance sheet and related ratios. The change in accounting standard has been applied retrospectively by adjusting the balance sheet for the prior period presented.

The table below represents the change in net working capital and the current ratio for the prior period presented:

	As of January 31, 2015
	(in thousands)
	As previously reported	As adjusted
Net working capital	$484,680	$464,933
Current ratio	2.7	2.6

Operating Activities

For fiscal 2015, our net cash provided by operations was $242.7 million compared to $197.0 million for fiscal 2014 with the change driven primarily by changes in working capital.

Net cash provided by operations in fiscal 2014 decreased to $197.0 million from $301.4 million for fiscal 2013. The decrease in net cash provided by operations was driven primarily by changes in working capital, an increase in inventories due to store growth and opportunistic pre-buys, the usage of our net operating losses in fiscal 2013 and the settlement of the pension plan in fiscal 2013.

Free cash flow is defined as cash flows from operating activities less capital expenditures. The table below represents the free cash flow for the periods presented:

	Fiscal
	2015	2014	2013

	(in thousands)
Cash flows from operating activities	$242,651	$197,038	$301,375
Capital expenditures	111,691	93,314	83,800
Free cash flow	$130,960	$103,724	$217,575

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

Investing Activities

For fiscal 2015, our net cash used in investing activities was $31.1 million compared to $105.5 million for fiscal 2014. During fiscal 2015, we incurred $111.7 million for capital expenditures, of which $52.3 million related to stores, $28.2 million related to technology and the remaining $31.2 million related to supply chain and other business projects. During fiscal 2015, we had net sales of short-term and long-term investments of $73.6 million compared to $69.8 million during fiscal 2014. The net sales of investments were to fund our share repurchases and payment of dividends.

For fiscal 2014, cash used in investing activities amounted to $105.5 million compared to $241.4 million for fiscal 2013. During fiscal 2014, we incurred $93.3 million in capital expenditures, of which $53.4 million related to stores and $39.9 million related to information technology and business infrastructure. During fiscal 2014, we had net sales and maturities of short-term and long-term investments of $69.8 million compared to net purchases of short-term and long-term investments of $148.9 million during fiscal 2013. DSW's net sales and maturities of short-term investments primarily were to fund DSW's equity investment in Town Shoes in May 2015, share repurchases and the payment of dividends.

In addition to our investments in new stores and remodeling stores, we have invested in technology projects to support DSW's growth. To support business growth, we have continually invested in the Columbus distribution center and the expansion of the dsw.com fulfillment center. With the purchase of our corporate office headquarters for $72 million in fiscal 2012, we have the ability to gradually expand our campus as needed. Currently, portions of the properties are leased to unrelated parties for annual rental income.

We expect to spend approximately $95 million for capital expenditures in fiscal 2016, with half going into new stores and store remodels and the other half going into technology investments, including digital investments, and other business projects. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. We plan to open approximately 30 to 35 stores in fiscal 2016. In fiscal 2015, we opened 40 new DSW stores, including 9 small format stores. During fiscal 2015, the average investment required to open a new DSW store was approximately $1.4 million, prior to construction and tenant allowances, which averaged $0.4 million for fiscal 2015. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store advertising and other new store expenses typically accounted for $0.2 million.

Financing Activities

For fiscal 2015 and 2014, net cash used in financing activities of $241.5 million and $144.8 million, respectively, was primarily related to the payment of dividends and the repurchase of DSW Class A Common Shares under the Company's share repurchase programs. For fiscal 2013, net cash used in financing activities of $26.4 million was primarily related to the payment of dividends partially offset by proceeds from the exercise of stock options.

On November 2, 2015, the Board of Directors approved an additional $200 million share repurchase program after the previous $150 million authorization was fully utilized. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. We will determine the amount of shares to repurchase based on generated and expected cash flow and cash usage needs, past and anticipated business performance and available alternative investment opportunities. Shares will be repurchased in the open market at times and in amounts based on price and market conditions. As of January 30, 2016, we have repurchased a total of 10.2 million Class A Common Shares at a cost of $266.5 million, with $83.5 million remaining available.

Our Credit Facility, Letter of Credit Agreement and other liquidity considerations are described more fully below:

$100 Million Secured Credit Facility. On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility"). The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated our prior credit facility, dated June 30, 2010. The Credit Facility has a term of five years that will expire on July 31, 2018. On January 11, 2016, the Company requested, and the Lender agreed, to increase the revolving credit commitment from $50 million to $100 million (see amendment to the original Credit Facility effective January 11, 2016 in the Index to Exhibits). The Credit Facility may be further increased by up to $50 million upon our request subject to lender acceptance, our financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of our personal property assets and our subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for our ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon our revolving credit availability; or (B) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Agreement), plus an applicable margin, which is between 1.00 and 1.25, based upon our revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. The Credit Facility also requires that we meet the minimum cash and investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. We paid $103.9 million in cash for capital expenditures in fiscal 2015. As of January 30, 2016, we had availability under the Credit Facility of $100 million.

$50 Million Letter of Credit Agreement. Also on August 2, 2013, we entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million, with a term of five years that will expire on August 2, 2018. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and is used for general corporate purposes. The Letter of Credit Agreement requires compliance with conditions precedent that must be satisfied prior to issuing any letter of credit or extension. In addition, the Letter of Credit Agreement contains restrictive covenants relating to our management and the operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2.0% per annum. As of January 30, 2016, we had $7.1 million in outstanding letters of credit and $7.7 million in restricted cash on deposit as collateral under the Letter of Credit Agreement.

Discontinued Operations

For fiscal 2015, there was no income from discontinued operations. For fiscal 2014, cash flows used in discontinued operations related to the final distribution from the Filene's Basement debtor's estates.

Other Liquidity Considerations

Acquisition of Ebuys, Inc.- On February, 15, 2016, DSW Shoe Warehouse, Inc., a wholly owned subsidiary of DSW Inc., entered into a Stock Purchase Agreement to acquire Ebuys, Inc. (“Ebuys”), an online close-out footwear and accessories retailer for $62.5 million, less adjustments for working capital. Ebuys sells product to customers located in North America, Europe, Australia and Asia. The transaction supports our efforts to grow market share within footwear and accessories domestically and internationally.

The seller, Ebuys, Inc. may also receive future payments contingent on its performance. The provisional fair value of this contingent consideration is estimated to be $55 million, subject to final closing adjustments. We estimated the fair value of the contingent consideration using a risk-weighted discounted cash flow model. At each future reporting date, we will remeasure the contingent consideration liabilities at fair value until the contingencies are resolved in 2020. Ebuys, Inc. will be a wholly owned subsidiary of DSW Shoe Warehouse, Inc. and will maintain its team and facilities. The transaction closed on March 4, 2016 (see Note 20 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the acquisition).

Contractual Obligations

We have the following minimum commitments under contractual obligations. A “purchase obligation”, as defined by the SEC, is an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet in accordance with generally accepted accounting principles ("GAAP"). Based on this definition, the table below includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

The following table provides aggregated information about contractual obligations and other non-current liabilities as of January 30, 2016:

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	More Than 5 Years

Contractual obligations:	(in thousands)
Operating lease obligations (1)	$1,207,125	$188,578	$346,287	$280,119	$392,141
Construction commitments (2)	5,231	5,231	—	—	—
Purchase obligations (3)	28,580	4,978	17,382	6,220	—
Total	$1,240,936	$198,787	$363,669	$286,339	$392,141

(1)
Many of our operating leases require us to pay contingent rent based on sales, common area maintenance costs and real estate taxes. Contingent rent, costs and taxes vary year by year and are based almost entirely on actual amounts incurred. As such, they are not included in the lease obligations presented above. Other non-current liabilities of $140.8 million are primarily comprised of deferred rent liabilities and construction and tenant allowances. Deferred rent, which is included in non-current liabilities, is excluded from this table as our payment obligations are included in the operating lease obligations. Construction and tenant allowances, which are included in non-current liabilities, are not contractual obligations as the balance represents cash allowances from landlords, which are deferred and amortized on a straight-line basis over the noncancelable terms of the lease. In addition, as of January 30, 2016, we have signed 33 lease agreements for new store locations, opening in fiscal 2016 and 2017, with total annual rent of approximately $9.5 million. In connection with the new lease agreements, we expect to receive a total of approximately $13.8 million of construction and tenant allowance reimbursements for expenditures at these locations.

(2)
As of January 30, 2016, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated to approximately $5.2 million as of January 30, 2016.

(3)	We are able to cancel many of our purchase obligations without payment or penalty, and therefore we have excluded such obligations.

We had no outstanding letters of credit as of January 30, 2016 that were not collateralized by cash deposits.

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
	For online and ship from store sales, we estimate a time lag for shipments to record revenue when the customer receives the goods.	We believe a one day change in our estimate would not materially impact our revenue.
	As our merchandise sales are recognized net of returns, we use judgments and estimates for the amount of future returns we expect to receive through our sales return allowance.	If our sales return rate were to increase or decrease by 1%, it would result in an increase or a decrease of approximately $0.3 million to the reserve at year end.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
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

Investments. Our investments are valued using a market-based approach using level 1, 2 and 3 inputs. We evaluate our investments for impairment and whether impairment is other-than-temporary. Based on the nature of the impairment(s), we would record temporary impairments as unrealized losses in other comprehensive loss or other-than-temporary impairments in earnings. The investment is written down to its current market value at the time the impairment is deemed to have occurred.

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

Customer Loyalty Program. We maintain a customer loyalty program for DSW in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts, which expire three months after being issued. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase.
	To estimate these costs, we make assumptions related to customer purchase levels and redemption rates based on historical experience.	If our redemption rate were to increase or decrease by 5%, it would result in an increase or a decrease of approximately $1.6 million to the reserve at year end.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
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
If our expected term estimate were to increase or decrease by one year, it would not materially impact our operating profit.
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
A 2% change to our expected sublease rentals would result in an immaterial change to our estimate.

Future Cash

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to DSW stockholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to DSW or a U.S. affiliate.

Off-Balance Sheet Arrangements

As of January 30, 2016, we have not entered into any “off-balance sheet” arrangements, as that term is described by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk- As of January 30, 2016, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our $100 million credit facility and $50 million letter of credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

Management assessed the effectiveness of our internal control system as of January 30, 2016. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that it maintained effective internal control over financial reporting as of January 30, 2016.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting, as stated in its report on page F-1 of this Annual Report.

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.

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

The information contained under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth additional information, as of January 30, 2016, about our Class A Common Shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (2) (3)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	4,818,892	$25.56	7,809,349
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,818,892	$25.56	7,809,349

(1)	DSW Inc. 2005 Equity Incentive Plan

(2)
Includes 3,848,795 shares issuable pursuant to the exercise of outstanding stock options, 371,842 shares issuable pursuant to restricted stock units, 293,285 shares issuable pursuant to performance-based restricted stock units and 304,970 shares issuable pursuant to director stock units. Since the restricted stock units, performance-based restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

(3)	DSW Inc. 2014 Equity Incentive Plan

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in the Proxy Statement is incorporated herein by reference.

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

DSW INC.

March 24, 2016	By:	/s/ Mary Meixelsperger
Mary Meixelsperger, Senior Vice President and Chief Financial Officer (principal financial and accounting officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Rawlins	Chief Executive Officer and Director	March 24, 2016
Roger Rawlins	(Principal Executive Officer)

/s/ Mary Meixelsperger	Senior Vice President and Chief Financial Officer	March 24, 2016
Mary Meixelsperger	(Principal Financial and Accounting Officer)

*	Executive Chairman of the Board and Director	March 24, 2016
Jay L. Schottenstein

*	Director	March 24, 2016
Henry Aaron

*	Director	March 24, 2016
Elaine J. Eisenman

*	Director	March 24, 2016
Carolee Friedlander

*	Director	March 24, 2016
Joanna T. Lau

*	Director	March 24, 2016
Joseph A. Schottenstein

*	Director	March 24, 2016
Harvey L. Sonnenberg

*	Director	March 24, 2016
Allan J. Tanenbaum

*By:	/s/ Mary Meixelsperger
Mary Meixelsperger (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DSW Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of DSW Inc. and subsidiaries (the "Company") as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years ended January 30, 2016, January 31, 2015, and February 1, 2014. We also have audited the Company's internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSW Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
March 24, 2016

DSW INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
YEARS ENDED JANUARY 30, 2016, JANUARY 31, 2015 AND FEBRUARY 1, 2014
(in thousands, except per share amounts)

	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$2,620,248	$2,496,092	$2,368,668
Cost of sales	(1,851,879)	(1,741,071)	(1,629,381)
Operating expenses	(554,818)	(512,536)	(497,863)
Operating profit	213,551	242,485	241,424
Interest expense	(168)	(108)	(474)
Interest income	3,630	3,229	2,911
Interest income, net	3,462	3,121	2,437
Non-operating income	3,178	—	—
Income from continuing operations before income taxes and (loss) income from Town Shoes	220,191	245,606	243,861
Income tax provision	(83,806)	(96,392)	(92,559)
(Loss) income from Town Shoes	(351)	3,813	—
Income from continuing operations	136,034	153,027	151,302
Income from discontinued operations, net of tax	—	272	—
Net income	$136,034	$153,299	$151,302

Basic and diluted earnings per share:
Basic earnings per share from continuing operations	$1.55	$1.71	$1.67
Diluted earnings per share from continuing operations	$1.54	$1.69	$1.65
Basic earnings per share from discontinued operations	$—	$0.00	$—
Diluted earnings per share from discontinued operations	$—	$0.00	$—
Basic earnings per share	$1.55	$1.71	$1.67
Diluted earnings per share	$1.54	$1.69	$1.65

Shares used in per share calculations:
Basic shares	87,561	89,499	90,472
Diluted shares	88,501	90,612	91,901

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE
YEARS ENDED JANUARY 30, 2016, JANUARY 31, 2015 AND FEBRUARY 1, 2014
(in thousands)

	January 30, 2016	January 31, 2015	February 1, 2014
Net income	$136,034	$153,299	$151,302

Other comprehensive (loss) income, net of income taxes:
Foreign currency translation	(14,076)	(6,454)	—
Change in minimum pension liability, net of income taxes of $0, $0 and $5,289, respectively	—	—	8,758
Unrealized net loss on available-for-sale securities (net of taxes of $15, $0 and $0, respectively)	(173)	—	—
Total other comprehensive (loss) income, net of income taxes	(14,249)	(6,454)	8,758
Total comprehensive income	$121,785	$146,845	$160,060

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 30, 2016 AND JANUARY 31, 2015
(in thousands)

	January 30, 2016	January 31, 2015
ASSETS
Cash and equivalents	$32,495	$59,171
Short-term investments	226,027	171,201
Accounts receivable, net	15,437	24,400
Accounts receivable from related parties	27	7
Inventories	484,236	450,836
Prepaid expenses and other current assets	37,444	43,108
Prepaid rent to related parties	2	—
Total current assets	795,668	748,723

Property and equipment, net	374,241	337,903
Long-term investments	71,953	216,756
Goodwill	25,899	25,899
Deferred income taxes	21,815	31,079
Prepaid rent to related parties	875	794
Investment in Town Shoes	21,188	25,887
Note receivable from Town Shoes	44,170	43,304
Other assets	13,300	7,898
Total assets	$1,369,109	$1,438,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$214,893	$169,518
Accounts payable to related parties	733	1,092
Accrued expenses	107,800	113,180
Total current liabilities	323,426	283,790

Non-current liabilities	140,759	143,333

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000 Class A Common Shares authorized, 84,396 and 83,702 issued, respectively; 74,185 and 80,666 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733 and 7,733 issued and outstanding, respectively	930,011	908,679
Preferred shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—
Treasury shares, at cost, 10,211 and 3,036 outstanding, respectively	(266,531)	(86,938)
Retained earnings	287,140	220,826
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)
Accumulated other comprehensive loss	(20,703)	(6,454)
Total shareholders’ equity	904,924	1,011,120
Total liabilities and shareholders’ equity	$1,369,109	$1,438,243

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE
YEARS ENDED JANUARY 30, 2016, JANUARY 31, 2015 AND FEBRUARY 1, 2014
(in thousands)

	Number of Shares				Treasury shares	Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital
Balance, February 2, 2013	72,564	17,460	—	$872,026	$—	$16,991	$(21,680)	$(8,758)	$858,579

Net income	—	—	—	—	—	151,302	—	—	151,302
Stock-based compensation expense, before related tax effects	—	—	—	8,191	—	—	—	—	8,191
Exercise of stock options, net of settlement of taxes	665	—	—	4,776	—	—	—	—	4,776
Stock units granted	34	—	—	1,151	—	—	—	—	1,151
Vesting of restricted stock units, net of settlement of taxes	81	—	—	(1,682)	—	—	—	—	(1,682)
Repurchase of Class A Common Shares	(38)		38		(1,600)				(1,600)
Excess tax benefits related to stock-based compensation	—	—	—	6,236	—	—	—	—	6,236
Tax effect of basis difference related to acquisition of commonly controlled entity	—	—	—	—	—	—	(3,313)	—	(3,313)
Exchange of Class B Common Shares for Class A Common Shares	2,600	(2,600)	—	—	—	—	—	—	—
Exchange of Class A Common Shares for Class B Common Shares	(606)	606	—	—	—	—	—	—	—
Common share adjustment to reflect stock split impact	7,733	(7,733)	—	—	—	—	—	—	—
Dividends paid ($0.375 per share)	—	—	—	—	—	(33,854)	—	—	(33,854)
Change in minimum pension liability	—	—	—	—	—	—	—	(177)	(177)
Settlement of pension plan, net of income taxes of $5,289	—	—	—	—	—	—	—	8,935	8,935

Balance, February 1, 2014	83,033	7,733	38	$890,698	$(1,600)	$134,439	$(24,993)	$—	$998,544

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE
YEARS ENDED JANUARY 30, 2016, JANUARY 31, 2015 AND FEBRUARY 1, 2014 (continued)
(in thousands)

	Number of Shares					Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital	Treasury shares
Balance, February 1, 2014	83,033	7,733	38	$890,698	$(1,600)	$134,439	$(24,993)	$—	$998,544

Net income	—	—	—	—	—	153,299	—	—	153,299
Stock-based compensation expense, before related tax effects	—	—	—	9,248	—	—	—	—	9,248
Exercise of stock options, net of settlement of taxes	505	—	—	5,120	—	—	—	—	5,120
Stock units granted	52	—	—	1,247	—	—	—	—	1,247
Vesting of restricted stock units, net of settlement of taxes	74	—	—	(1,649)	—	—	—	—	(1,649)
Repurchase of Class A Common Shares	(2,998)	—	2,998	—	(85,338)	—	—	—	(85,338)
Excess tax benefits related to stock-based compensation	—	—	—	4,015	—	—	—	—	4,015
Dividends paid ($0.75 per share)	—	—	—	—	—	(66,912)	—	—	(66,912)
Foreign currency translation	—	—	—	—	—	—	—	(6,454)	(6,454)

Balance, January 31, 2015	80,666	7,733	3,036	$908,679	$(86,938)	$220,826	$(24,993)	$(6,454)	$1,011,120

Net income	—	—	—	—	—	136,034	—	—	136,034
Stock-based compensation expense, before related tax effects	—	—	—	12,464	—	—	—	—	12,464
Exercise of stock options	540	—	—	7,504	—	—	—	—	7,504
Stock units granted	40	—	—	1,037	—	—	—	—	1,037
Vesting of restricted stock units, net of settlement of taxes	114	—	—	(2,396)	—	—	—	—	(2,396)
Repurchase of Class A Common Shares	(7,175)	—	7,175	—	(179,593)	—	—	—	(179,593)
Excess tax benefits related to stock-based compensation	—	—	—	2,723	—	—	—	—	2,723
Dividends paid ($0.80 per share)	—	—	—	—	—	(69,720)	—	—	(69,720)
Foreign currency translation	—	—	—	—	—	—	—	(14,076)	(14,076)
Unrealized net loss on available-for-sale securities (net of taxes of $15)	—	—	—	—	—	—	—	(173)	(173)

Balance, January 30, 2016	74,185	7,733	10,211	$930,011	$(266,531)	$287,140	$(24,993)	$(20,703)	$904,924

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED JANUARY 30, 2016, JANUARY 31, 2015 AND FEBRUARY 1, 2014
(in thousands)

	Fiscal years ended
	January 30, 2016	January 31, 2015	February 1, 2014
Cash flows from operating activities:
Net income	$136,034	$153,299	$151,302
Less: total income from discontinued operations, net of tax	—	(272)	—
Income from continuing operations	$136,034	$153,027	$151,302

Adjustments to reconcile net income to net cash and equivalents provided by operating activities from continuing operations:
Depreciation and amortization	73,577	68,243	64,237
Stock-based compensation expense	13,501	10,495	9,342
Deferred income taxes	9,265	(1,361)	41,834
Loss (income) from Town Shoes	351	(3,813)	—
Loss on disposal of long-lived assets	844	1,149	1,902
Impairment of long-lived assets	962	5,095	809
Excess tax benefits related to stock-based compensation	(2,723)	(4,015)	(6,236)
Gain on foreign currency exchange rate	(3,267)	—	—
Amortization of investment discounts and premiums	5,456	9,525	10,357
Settlement of pension plan	—	—	14,224

Change in working capital, other assets and liabilities:
Accounts receivable, net	8,943	2,239	138
Inventories	(33,400)	(53,068)	(3,974)
Prepaid expenses and other current assets	1,782	(3,959)	(7,831)
Accounts payable	38,031	7,083	15,957
Accrued expenses	(3,644)	908	3,766
Other	(3,061)	5,490	5,548
Net cash and equivalents provided by operating activities from continuing operations	$242,651	$197,038	$301,375

Cash flows used in investing activities:
Cash paid for property and equipment	(103,939)	(98,126)	(86,412)
Purchases of available-for-sale investments	(279,735)	(43,687)	(34,720)
Purchases of held-to-maturity investments	—	(132,765)	(379,438)
Sales of available-for-sale investments	353,344	48,590	36,950
Maturities of held-to-maturity investments	—	197,666	228,358
Decrease (increase) in restricted cash	3,798	(5,328)	(6,147)
Equity investment in Town Shoes	184	(25,236)	—
Purchase of note receivable from Town Shoes	(4,764)	(46,596)	—
Net cash and equivalents used in investing activities from continuing operations	$(31,112)	$(105,482)	$(241,409)

Cash flows used in financing activities:
Proceeds from exercise of stock options	7,504	5,120	6,251
Cash paid for income taxes for shares withheld	(2,396)	(1,649)	(3,157)
Debt issuance costs	—	—	(268)
Cash paid for treasury shares	(179,593)	(85,338)	(1,600)
Dividends paid	(69,720)	(66,912)	(33,854)
Excess tax benefits related to stock-based compensation	2,723	4,015	6,236
Net cash and equivalents used in financing activities from continuing operations	$(241,482)	$(144,764)	$(26,392)

Cash flows from (used in) discontinued operations:
Operating activities	—	358	(2,650)
Net increase (decrease) in cash and equivalents from discontinued operations	$—	$358	$(2,650)

Effect of exchange rate changes on cash balances	3,267	—	—
Net (decrease) increase in cash and equivalents from continuing operations	(29,943)	(53,208)	33,574
Cash and equivalents, beginning of period	59,171	112,021	81,097
Cash and equivalents, end of period	$32,495	$59,171	$112,021

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$72,851	$91,727	$55,031
Proceeds from construction and tenant allowances	$23,506	$18,512	$21,138

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$13,150	$5,178	$5,642

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OPERATIONS

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

DSW Inc. has two reportable segments: the DSW segment and the Affiliated Business Group ("ABG") segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and children. As of January 30, 2016, DSW operated a total of 468 stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During fiscal 2015, 2014 and 2013, DSW opened 40, 37 and 30 new DSW stores, respectively, and during fiscal 2015, closed 3 DSW stores.

DSW separates its merchandise into four primary categories: women's footwear; men's footwear; athletic footwear; and accessories and other (which includes kids' footwear). The following table sets forth the approximate percentages of DSW segment sales attributable to each merchandise category for the fiscal years below:

	Fiscal
Category	2015	2014	2013
Women's footwear	59%	61%	62%
Men's footwear	18%	18%	17%
Athletic footwear	14%	12%	12%
Accessories and Other	9%	9%	9%

DSW Inc., through its ABG segment, also partners with three other retailers to help build and optimize their footwear businesses. As of January 30, 2016, ABG supplied merchandise to 276 Stein Mart stores and Steinmart.com, 102 Gordmans stores and Gordmans.com, and one Frugal Fannie’s store. During fiscal 2015, 2014 and 2013, ABG added 16, 27 and 18 new shoe departments, respectively, and ceased operations in 8, 12 and 6 shoe departments, respectively. Affiliated Business Group segment sales represented 5.7%, 5.8% and 5.8% of total DSW Inc. net sales for fiscal 2015, 2014 and 2013, respectively.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada. As of January 30, 2016, Town Shoes operated 185 locations across Canada, primarily under The Shoe Company, Shoe Warehouse, Town Shoes and DSW banners, as well as an e-commerce site. As of January 30, 2016, there are 13 DSW Designer Shoe Warehouse stores in Canada operated under a licensing agreement. See Note 5 for additional disclosure on the licensing agreement.

2.	BASIS OF PRESENTATION

Fiscal Year- DSW Inc.’s fiscal year ends on the Saturday nearest to January 31. The periods presented in these financial statements are the fiscal years ended January 30, 2016 ("fiscal 2015"), January 31, 2015 ("fiscal 2014") and February 1, 2014 ("fiscal 2013"). Fiscal 2015, 2014 and 2013 each consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger with Retail Ventures, Inc. (the "Merger")- On May 26, 2011, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) merged with and into DSW MS LLC (“Merger Sub”), with Merger Sub surviving the Merger and continuing as a wholly owned subsidiary of DSW Inc. The Merger was accounted for as a reverse merger with RVI as the accounting acquirer and DSW Inc. (the surviving legal entity) as the accounting acquiree. As this was a transaction between entities under common control under Accounting Standards Codification ("ASC") Topic 805, Business Combinations, the Merger was accounted for as an equity transaction in accordance with ASC Topic 810, Consolidation, as the acquisition of a noncontrolling interest, and purchase accounting was not applied. As a result, there was no adjustment to RVI's historical cost carrying amounts of assets and liabilities. Pre-merger financial information presented in the DSW Inc. consolidated financial statements represents consolidated RVI financial information. References to Retail Ventures or RVI refer to the pre-merger entity.

3.     INVESTMENT IN TOWN SHOES LIMITED

On May 12, 2014, DSW Inc. acquired a 49.2% interest in Town Shoes for $75.1 million Canadian dollars ("CAD") ($68.9 million USD) at the purchase date. As of January 30, 2016, DSW Inc.'s ownership percentage is 46.3%. The dilution of the Company's ownership is due to Town Shoes' employee exercise of stock options. DSW Inc.'s initial stake provides 50% voting control and board representation equal to the co-investor.

Additionally, the Town Shoe co-investor holds the option to sell the remaining portion of the company in fiscal 2017 to DSW Inc., and for the subsequent two years. DSW Inc. holds the option to purchase the remaining portion of the company in fiscal 2018, and for the subsequent two years, if the Town Shoe co-investor has not exercised their put option. DSW Inc. purchased $100 million CAD during the first quarter of fiscal 2015 (approximately $79 million USD at purchase date) to take advantage of the strength of the dollar and in anticipation of funding the future purchase of the remaining interest in Town Shoes. The funds are also available to fund other business opportunities or return to U.S. operations, if needed. As this was a cash transaction, the gains or losses related to the purchase of the CAD were recorded in the consolidated statement of operations. During the first quarter of fiscal 2015, the Company recorded $3.3 million in foreign currency exchange gains related to the purchase of CAD within non-operating income. The Company invested the CAD in available-for-sale securities in the second quarter of fiscal 2015. The foreign exchange gain or loss is recorded in the consolidated statement of comprehensive income. As of January 30, 2016, the foreign currency exchange loss of $10.8 million is recorded within other comprehensive income.

Presented below is activity related to DSW Inc.'s portion of Town Shoes included in DSW Inc.'s consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive income for the periods presented:

	Fiscal year
	2015	2014

	(in thousands)
Investment in Town Shoes - beginning of period	$25,887	$—

Initial investment	—	22,339
Acquisition costs	(184)	2,897
DSW Inc.'s portion of Town Shoes (loss) income	(5,250)	178
Foreign currency translation adjustments included in "Other comprehensive (loss) income"	934	729
Amortization of purchase price adjustments	(199)	(256)

Investment in Town Shoes - end of period	$21,188	$25,887

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal year
	2015	2014

	(in thousands)
Note receivable from Town Shoes - beginning of period	$43,304	$—

Purchase of note receivable	—	46,596
Payment-in-kind interest earned	5,098	3,891
Foreign currency translation adjustments included in "Other comprehensive (loss) income"	(4,232)	(7,183)

Note receivable from Town Shoes - end of period	$44,170	$43,304

The note is an unsecured subordinated note issued on February 14, 2012 that earns payment-in-kind interest at 12% and matures on February 14, 2022.

4.	SIGNIFICANT ACCOUNTING POLICIES

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

As of January 30, 2016, ABG supplies footwear, under supply arrangements, to three other retailers. DSW Inc. follows ASC Topic 605, Revenue Recognition, in recognizing revenue for its affiliated business processes, specifically the principal/agent guidance in ASC Topic 605-45. Sales for these affiliated businesses are net of returns through period end and exclude sales tax, and are included in net sales. Pursuant to the supply agreements between the Company and the ABG retailers (Stein Mart, Frugal Fannie's and Gordmans), the Company is the exclusive supplier of shoes, both in-store and online, at the ABG retailers. The Company assumes the risks and rewards of ownership for product at all in-store locations and online, including risk of loss for delivery, returns, shrink up to a certain percentage, and loss of inventory value. Furthermore, the Company is responsible for the footwear assortment, inventory fulfillment, and pricing at all locations and online. As the principal, the Company owns the merchandise and the fixtures, records sales of merchandise, net of returns and excluding sales tax at the point of sale to the end customer. As the agent, the retailers provide the sales associates and retail space. The Company pays a percentage of net sales as rent, which is included in cost of sales as occupancy expense.

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

Operating Expenses- Operating expenses include expenses related to store management and store payroll costs, advertising, ABG operations, store depreciation and amortization, new store advertising and other new store costs and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation expense for corporate cost centers, marketing, legal, finance, outside professional services, customer service center expenses, payroll and benefits for associates and payroll taxes.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation- The Company recognizes compensation expense for stock option awards, time-based restricted stock awards and performance-based restricted stock awards on a straight-line basis over the requisite service period of the award for the awards that vest in accordance with ASC Topic 718, Compensation – Stock Compensation. For stock options, the fair value of options granted is estimated on the date of grant using the Black-Scholes pricing model. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods. The compensation costs, net of estimated forfeitures, are included in operating expenses in the consolidated statement of operations.

The company grants performance-based restricted stock units and restricted stock units. Compensation cost is measured at fair value on the grant date and recorded over the vesting period, net of estimated forfeitures. Fair value is determined by multiplying the number of units granted by the grant date closing market price. In fiscal 2014, the Company granted Stock Appreciation Rights ("SARs") to a non-employee. Under ASC Topic 505-50, Equity-Based Payments to Non-Employees, share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued. On April 16, 2015, DSW Inc. provided notice of termination of the agreement with the non-employee resulting in an acceleration of the vesting of the SARs as outlined in the agreement. DSW Inc. will value the SARs at fair value until the expiration or exercise date. The SARs remain exercisable until June 2016. The SARs are classified as share-based liabilities as the instruments are required to be settled in cash. The instruments are not included in diluted shares for the purposes of calculating earnings per share.

New Store Costs- Costs associated with the opening of stores are expensed as incurred. New store costs, primarily pre-opening rent and marketing expenses, were $8.6 million, $8.7 million and $7.9 million for fiscal 2015, 2014 and 2013, respectively. New store costs primarily fluctuate with changes in the number of store openings.

Marketing Expense- The production cost of advertising is expensed when the advertising first takes place. All other marketing costs are expensed as incurred. Marketing costs were $70.1 million, $59.9 million and $56.2 million in fiscal 2015, 2014 and 2013, respectively.

Other Operating Income- Other operating income consists primarily of income from consignment sales, rental income, income from gift card breakage and insurance proceeds and is included in operating expenses in the statement of operations. The amount recorded in fiscal 2015, 2014 and 2013 was $16.3 million, $17.3 million and $14.1 million, respectively. Rental income was $4.3 million, $4.5 million and $5.1 million for fiscal 2015, 2014 and 2013, respectively.

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

In accordance with ASC Topic 740, Income Taxes, interest and penalties related to unrecognized income tax benefits may either be classified as income tax expense or another appropriate expense classification in the consolidated statement of operations. Previously, the Company had elected to classify interest expense or income related to income tax liabilities, when applicable, as part of interest expense or income in its consolidated statement of operations rather than as part of income tax expense. The Company classified income tax penalties as part of operating expenses in its statement of operations. Beginning in the first quarter of fiscal 2015, the Company elected to reflect interest and penalties from income taxes through the income tax provision in its statement of operations.

The policy is consistent with the policies elected by many of the Company’s peers and thus improves the comparability of the Company’s financial statements. The new policy is more consistent with the way in which the Company manages the settlement of uncertain income tax positions as one overall amount inclusive of interest and penalties. The Company also believes that interest and penalties related to unrecognized income tax benefits are costs of managing taxes payable and thus, it will provide more meaningful information to investors by including only interest expense from debt financing activities within interest expense.

This change in accounting policy was completed in accordance with ASC Topic 250, Accounting Changes and Error Corrections. Accordingly, the change in accounting policy has been applied retrospectively by adjusting the statement of

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations for the prior periods presented. The change to historical periods was limited to classifications within the consolidated statements of operations and has no effect on net income or earnings per share.

	Three months ended			Fiscal year ended
	January 31, 2015			January 31, 2015

	As previously reported	Effect of change	As adjusted	As previously reported	Effect of change	As adjusted

	(in thousands)
Operating expenses	$(128,681)	$201	$(128,480)	$(512,889)	$353	$(512,536)
Interest income, net	602	132	734	2,795	326	3,121
Income tax provision	(19,527)	(333)	(19,860)	(95,713)	(679)	(96,392)

	Three months ended			Fiscal year ended
	February 1, 2014			February 1, 2014

	As previously reported	Effect of change	As adjusted	As previously reported	Effect of change	As adjusted

	(in thousands)
Operating expenses	$(115,113)	$—	$(115,113)	$(497,899)	$36	$(497,863)
Interest income, net	762	42	804	2,619	(182)	2,437
Income tax provision	(17,521)	(42)	(17,563)	(92,705)	146	(92,559)

In November 2015, the FASB released Accounting Standards Update ("ASU") 2015-17, which requires entities to present deferred tax assets and deferred tax liabilities as non-current on the classified balance sheet. The ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods. In addition, entities are permitted to apply the amendments either prospectively or retrospectively.
The Company elected to early adopt the standard in the fourth quarter of 2015 and applied the amendments retrospectively to maintain comparability of its balance sheet and related ratios. The change in accounting standard has been applied retrospectively by adjusting the balance sheet for the prior period presented.

	As of January 31, 2015
	As previously reported	Effect of change	As adjusted

	(in thousands)
Current deferred income taxes	$19,747	$(19,747)	$—
Total current assets	768,470	(19,747)	748,723
Non-current deferred income taxes	11,332	19,747	31,079
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

Financial Instruments- The following assumptions were used to estimate the fair value of each class of financial instruments:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Equivalents- Cash and equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Amounts due from banks and digital payment processors for credit card transactions totaled $16.0 million and $16.2 million as of January 30, 2016 and January 31, 2015, respectively. The carrying amounts of cash and equivalents approximate fair value. The Company also reviews cash balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a bank. The Company reclassifies book overdrafts, if any, to accounts payable.

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

Accounts and Notes Receivable- Accounts receivable are classified as current assets because the average collection period is generally shorter than one year. Accounts receivable are primarily construction and tenant allowance receivables from landlords and receivables from DSW Inc.'s affiliated business partners. For accounts receivable, the carrying amount approximates fair value because of the relatively short average collection period. The shareholder note receivable for Town Shoes is valued based upon current interest rates offered on similar instruments. The note receivable is classified as long-term as it matures in 2022.

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

Concentration of Vendor Risk- During fiscal 2015, 2014 and 2013, three key vendors supplied approximately 18%, 18% and 19% of merchandise, respectively.

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

Allowance for Doubtful Accounts- The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. For the fiscal years ended January 30, 2016 and January 31, 2015, the ending balance was $0.3 million and $0.1 million, respectively.

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

markdowns or an increase in the newly established cost basis. Markdowns require management to make assumptions regarding customer preferences, fashion trends and consumer demand.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail inventory method, can significantly impact the ending inventory valuation at cost and the resulting gross profit. The Company records a reduction to inventories and a charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results. Store physical inventory counts are taken on an annual basis and have supported shrinkage estimates.

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

Asset Impairment and Long-Lived Assets- The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The reviews are conducted at the lowest identifiable level, which has been identified as a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. The Company expensed $1.0 million and $5.1 million in fiscal 2015 and 2014, respectively, for assets where the recorded value could not be supported by projected future cash flows. The impairment charges in fiscal 2015 and 2014 were recorded in the DSW segment and the ABG segment.

Goodwill- Goodwill represents the excess cost over the estimated fair values of net assets, including identifiable intangible assets of businesses acquired. Goodwill is tested for impairment at least annually. Management evaluates fair value using market-based analysis to review market capitalization, as well as reviewing a discounted cash flow analysis using management’s assumptions. Several factors could result in an impairment charge, such as failure to achieve sufficient levels of cash flow or a significant and sustained decline in stock price. Significant judgment is necessary to determine the underlying cause of the decline and whether stock price declines are related to the market or specifically to DSW Inc. The Company has never recorded a goodwill impairment. As of January 30, 2016 and January 31, 2015, the balance of goodwill related to DSW was $25.9 million. For fiscal 2015, the Company tested goodwill for impairment as of November 1, 2015. In the past, the Company has tested goodwill for impairment as of the end of the current fiscal year. Per the Securities Exchange Commission ("SEC"), if a registrant determines that a change in the goodwill impairment testing date does not represent a material change to its method of applying an accounting principle, the staff will no longer request a preferability letter to be obtained and filed, provided that such change is prominently disclosed in the registrant’s financial statements. As this change in testing date does not represent a material change, no preferability letter is required.

Cost Method Investments- The Company accounts for equity investments using the equity method of accounting when it exercises significant influence over the investment. If the Company does not exercise significant influence, the Company accounts for the investment using the cost method of accounting. As of January 30, 2016, DSW Inc.'s cost method investment is included in other assets on the consolidated balance sheet.

Equity Method Investment in Town Shoes- DSW Inc. accounts for its investment in Town Shoes, where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, DSW Inc. recognizes its share of Town Shoes' net income or loss. The difference between the purchase price and the Company's interest in Town Shoes' underlying net equity is comprised of intangible assets with both definite and indefinite lives. The definite lived assets are favorable and unfavorable leases that are being amortized over the lives of the leases. DSW Inc.’s share of net income or loss of Town Shoes, DSW Inc.'s payment-in-kind interest from the note receivable from Town Shoes and amortization of the definite lived intangible assets are included in (Loss) income from Town Shoes on the consolidated statement of operations and comprehensive income. Related income tax effects are included in the provision for income taxes. The investment and note

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable in Town Shoes are required to be tested for impairment if there is determined to be an other than temporary loss in value.

Self-Insurance Reserves- The Company records estimates for certain health and welfare, workers' compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Estimates for health and welfare, workers’ compensation and general liability are calculated utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure on a per person basis for health and welfare and on a per claim basis for workers' compensation and general liability, as well as on an aggregate annual basis. The self-insurance reserves were $4.2 million and $4.0 million as of January 30, 2016 and January 31, 2015, respectively.

Customer Loyalty Program- The Company maintains a customer loyalty program for DSW in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts, which expire three months after being issued. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, the Company makes assumptions related to customer purchase levels and redemption rates based on historical experience.

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

Accumulated Other Comprehensive Loss- Accumulated other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Fiscal 2015 includes foreign currency translation adjustments, as well as unrealized net losses on available-for-sale securities.

Non-Operating Income- Non-operating income includes remeasurement effects of foreign currency, as well as realized capital gains and losses related to the Company's investment portfolio.

Co-Branded Credit Card- On April 30, 2014, the Company began to offer co-branded credit cards under a seven-year agreement with an issuing bank, which allows members to earn points through purchases at DSW and anywhere that Visa is accepted. DSW provides marketing support for the co-branded credit card program. The issuing bank is the sole owner of the credit card accounts.

The revenue under this agreement is recorded in net sales. The Company received an upfront signing bonus from the issuing bank, which is recognized on a straight-line basis over the life of the relationship. The Company receives ongoing payments from the issuing bank for new accounts activated, as well as payments for usage of the cards, which will be recognized over the life of the relationship on a cumulative catch-up basis.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation and Remeasurement- In anticipation of funding the future purchase of the remaining interest in Town Shoes, the Company purchased $100 million CAD, which equated to approximately $79 million USD at the purchase date. Gains or losses resulting from foreign currency transactions are included in operating expenses in the consolidated statement of operations, whereas translation adjustments are reported as an element of other comprehensive income.

The note receivable and the payment-in-kind interest from Town Shoes are denominated in CAD. The functional and reporting currency of Town Shoes is CAD. As USD is the functional currency of the entity that holds the investment in and note receivable from Town Shoes, the Company is required to remeasure these balances into USD balances. Each quarter, the income or loss from Town Shoes is recorded in USD at the average exchange rate for the period. The note receivable from Town Shoes is remeasured in USD at the exchange rate prevailing at the balance sheet date. As the Company has designated the note receivable from Town Shoes as an investment of a long-term investment nature, the Company records the translation gains and losses arising from changes in exchange rates in comprehensive income.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board ("IASB") released ASU 2014-09 on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods. The Company has completed an assessment identifying areas of impact for the business, including the Company's loyalty program and co-branded credit card. We are currently assessing and evaluating these results and developing an implementation plan, as well as evaluating the transition methods for adoption of the standard.
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
In April 2015, the FASB released ASU 2015-05 to provide guidance to customers concerning whether a cloud computing arrangement includes a software license. Under this new standard, 1) if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses, or 2) if the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. The Company will adopt the new standard when it takes effect in the first quarter of 2016 and apply the new guidance prospectively.
In January 2016, the FASB released ASU 2016-01, which 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, 3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, 4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, 5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, 6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, 7) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance sheet or the accompanying notes to the financial statements, and 8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.
In February 2016, the FASB released ASU 2016-02, which will increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2018, including interim reporting periods. Early application will be permitted for all entities upon issuance of the final standard. In addition, the FASB has decided to require a lessee to apply a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements (the date of initial application). The modified retrospective approach would not require any transition accounting for leases that expired before the date of initial application. The FASB decided to not permit a full retrospective transition approach. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.
5. RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of January 30, 2016, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW Inc. Board of Directors, and members of his family, beneficially owned approximately 19% of outstanding DSW Inc. Common Shares, representing approximately 51% of the combined voting power of outstanding DSW Inc. Common Shares. As of January 30, 2016, the Schottenstein Affiliates beneficially owned 7.6 million Class A Common Shares and 7.7 million Class B Common Shares.

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

Corporate Office Headquarters and Distribution Center Acquisition- In fiscal 2012, DSW Inc. acquired 810 AC LLC, an Ohio limited liability company, from certain Schottenstein affiliates, which owned property that was previously leased by DSW Inc. for its corporate office headquarters, its distribution center and a trailer parking lot. DSW Inc. leases certain portions of the properties. DSW Inc. paid to sellers $72 million in cash, subject to credits and adjustments, for 810 AC LLC. As this was a transaction between entities under common control, as provided by ASC Topic 805, Business Combinations, there was no adjustment to the historical cost carrying amounts of assets transferred to DSW Inc. The difference between the historical cost carrying amounts and the consideration of $72 million transferred was an equity transaction. DSW Inc. also reduced the cost basis of the assets by the balance of tenant allowances and deferred rent recorded related to the properties.

Other- Purchases and services from related parties were $1.1 million, $0.9 million and $0.9 million in fiscal 2015, 2014 and 2013, respectively. In fiscal 2013, reimbursements of $1.8 million were paid to a Schottenstein Affiliate in connection with DSW Inc.'s test sale of luxury merchandise, which were then primarily paid to unrelated vendors.

License Agreement with Town Shoes- DSW Shoe Warehouse, Inc., a wholly-owned subsidiary of DSW Inc., licenses use of its trade name and trademark, DSW Designer Shoe Warehouse, to its equity investee, Town Shoes, for a sales-based royalty. The license is exclusive and non-transferable for use in Canada. Town Shoes pays DSW Inc. a percentage of net sales from its Canadian DSW stores on a monthly basis. The Canadian DSW stores operate in a manner similar to DSW stores in the United States and are required to maintain the standards and specifications that DSW uses to operate its own stores. DSW Inc. classifies the royalty fee as net sales.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share- Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") calculated using the treasury stock method.

The following is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Fiscal
	2015	2014	2013

	(in thousands)
Weighted average shares outstanding	87,561	89,499	90,472
Assumed exercise of dilutive stock options	683	910	1,202
Assumed exercise of dilutive RSUs and PSUs	257	203	227
Number of shares for computation of diluted earnings per share	88,501	90,612	91,901

Options, RSUs and PSUs- For fiscal 2015, 2014 and 2013, the number of potential shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 1.9 million, 1.1 million and 0.8 million, respectively.

Shareholders' Equity- On November 2, 2015, the Board of Directors approved an additional $200 million share repurchase program. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate by the Company based on price and market conditions. During fiscal 2015, the Company repurchased 7.2 million Class A Common Shares at a cost of $179.6 million. Through the life of the programs, the Company has repurchased a total of 10.2 million Class A Common Shares at a cost of $266.5 million.

7.	STOCK-BASED COMPENSATION

The DSW Inc. 2014 Long-Term Incentive Plan ("the 2014 Plan") provides for the issuance of equity awards to purchase up to 8.5 million DSW Common Shares. The Company began issuing shares under the 2014 Plan after the DSW Inc. 2005 Equity Incentive Plan expired in the second quarter of fiscal 2015. The 2014 Plan covers stock options, RSUs, PSUs, director stock units ("DSUs") and Stock Appreciation Rights ("SARs"). Eligible recipients include key employees of DSW Inc. and affiliates, as well as directors. Options generally vest 20% per year on a cumulative basis. Options granted under the 2014 Plan generally remain exercisable for a period of 10 years from the date of grant.

Stock-Based Compensation Expense- The following table summarizes stock-based compensation expense for the periods presented:

	Fiscal
	2015	2014	2013

	(in thousands)
Stock Options	$5,532	$5,827	$5,891
Restricted Stock Units	2,953	2,097	1,797
Performance-Based Restricted Stock Units	3,979	1,324	503
Director Stock Units	1,037	1,247	1,151
Total	$13,501	$10,495	$9,342

Stock Options- The majority of the stock-based compensation awards are granted on an annual basis in the first quarter of each year. The risk-free interest rate is based on the yield for U.S. Treasury securities for the expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Inc. Common Shares. The expected term of options granted is derived from historical data on DSW Inc.'s stock option exercises. The dividend yield assumption is based on DSW

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inc.'s expectation of future dividend payouts. Forfeitures of options are estimated at the grant date based on historical rates of DSW Inc.’s stock option activity and reduce the compensation expense recognized.

The following table illustrates the weighted-average assumptions used in the Black-Scholes pricing model for options granted in each of the periods presented:

	Fiscal
Assumptions:	2015	2014	2013
Risk-free interest rate	1.4%	1.8%	0.7%
Annual volatility of DSW Common Shares	37.9%	44.5%	53.4%
Expected option term	5.1 years	5.4 years	4.7 years
Dividend yield	2.1%	2.3%	1.3%
Other Data:
Weighted average grant date fair value	$8.87	$11.82	$12.85

As of January 30, 2016, the total compensation cost related to unvested options not yet recognized was approximately $14.5 million, with a weighted average expense recognition period remaining of 2.2 years. For the periods presented, the following tables summarize stock option activity, related per share weighted average exercise prices (“WAEP”), weighted average remaining contract life and aggregate intrinsic value (shares and intrinsic value in thousands):

	Fiscal
	2015		2014		2013
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	3,156	$20.91	3,347	$17.62	3,694	$14.50
Granted	1,395	$32.47	502	$34.49	492	$31.75
Exercised	(539)	$13.83	(505)	$10.22	(748)	$10.99
Forfeited	(163)	$33.34	(188)	$27.32	(91)	$21.79
Outstanding end of year	3,849	$25.56	3,156	$20.91	3,347	$17.62
Options exercisable end of year	2,007	$20.35	1,682	$15.16	1,430	$13.08

As of January 30, 2016	Shares	WAEP	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Options exercisable	2,007	$20.35	3.3 years	$12,905
Options expected to vest	1,639	$31.26	8.7 years	612
Options vested and expected to vest	3,646	$25.25	5.7 years	$13,517

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year of Grant	Range of Exercise Prices		Weighted Average Remaining Contract Life	Options Outstanding			Options Exercisable
	Min	Max		Options Outstanding	WAEP	Aggregate Intrinsic Value (1)	Options Exercisable	WAEP	Aggregate Intrinsic Value (1)
2006 - expire 2016	$12.93	$14.50	0.6 years	92	$12.98	$1,019	93	$12.98	$1,020
2007 - expire 2017	$18.57	$19.94	1.2 years	297	$19.84	1,241	297	$19.84	1,241
2008 - expire 2018	$6.01	$9.15	2.2 years	165	$6.20	2,941	165	$6.20	2,941
2009 - expire 2019	$4.65	$7.00	3.2 years	136	$4.79	2,607	136	$4.79	2,607
2010 - expire 2020	$12.34	$12.38	4.2 years	330	$12.37	3,843	330	$12.37	3,843
2011 - expire 2021	$17.43	$22.71	5.1 years	253	$17.44	1,662	191	$17.44	1,253
2012 - expire 2022	$26.66	$27.18	4.7 years	466	$26.67	—	331	$26.66	—
2013 - expire 2023	$31.68	$31.68	5.1 years	361	$31.68	—	219	$31.68	—
2014 - expire 2024	$29.74	$37.88	6.9 years	433	$34.53	—	151	$35.41	—
2015 - expire 2025	$23.21	$37.50	8.9 years	1,316	$32.17	298	94	$37.50	—
Total	$4.65	$37.88	5.9 years	3,849	$25.56	$13,611	2,007	$20.35	$12,905

(1) The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end. A zero value reflects an exercise price above the closing market price of DSW Class A Common Shares for fiscal 2015.

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $8.9 million, $11.9 million and $20.9 million, respectively. The total fair value of options that vested during fiscal 2015, 2014 and 2013 was $3.7 million, $2.5 million and $3.8 million, respectively.

Restricted Stock Units ("RSUs")- Beginning in fiscal 2013, RSUs granted generally cliff vest over three years, and prior to fiscal 2013, RSUs granted cliff vest over four years. RSUs receive dividend equivalents in the form of additional RSUs, which are subject to the same restrictions and forfeiture provisions as the original award. The grant date fair value of RSUs is based on the closing market price of DSW Class A Common Shares on the date of the grant. The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the exercise price. The total intrinsic value of RSUs that vested during fiscal 2015, 2014 and 2013 was $3.5 million, $3.7 million and $4.0 million, respectively. The total fair value of RSUs that vested during fiscal 2015, 2014 and 2013 was $2.0 million, $1.4 million and $0.7 million, respectively. As of January 30, 2016, the total compensation cost related to nonvested RSUs not yet recognized was approximately $7.0 million with a weighted average expense recognition period remaining of 1.7 years. The exercise price for all RSUs is zero.

For the periods presented, the following tables summarize RSU activity, weighted average grant date fair value (“GDFV”) and aggregate intrinsic value (units and intrinsic value in thousands):

	Fiscal
	2015		2014		2013
	Units	GDFV	Units	GDFV	Units	GDFV
Outstanding at beginning of year	320	$29.21	377	$23.41	436	$15.39
Granted	199	$30.54	103	$34.53	92	$35.50
Vested	(115)	$21.32	(114)	$14.11	(136)	$5.51
Forfeited	(32)	$32.99	(46)	$29.55	(15)	$29.46
Outstanding at end of year	372	$31.83	320	$29.21	377	$23.41

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Weighted Average	Aggregate
			Remaining	Intrinsic
As of January 30, 2016	Units	GDFV	Contract Life	Value
RSUs expected to vest	307	$31.78	1.3 years	$7,373

Performance-Based Restricted Stock Units ("PSUs")- The Company began granting PSUs in fiscal 2013. These awards cliff vest at the end of a three-year period based upon achievement of pre-established goals as of the end of the first year of the term. PSUs receive dividend equivalents in the form of additional PSUs, which are subject to the same restrictions and forfeiture provisions as the original award. Consistent with RSUs, the grant date fair value of PSUs is based on the closing market price of DSW Class A Common Shares on the date of grant. The total intrinsic value of PSUs that vested during fiscal 2015 was $1.8 million. The total fair value of PSUs that vested during fiscal 2015 was $1.7 million. As of January 30, 2016, the total compensation cost related to nonvested PSUs not yet recognized was approximately $4.0 million with a weighted average expense recognition period remaining of 2.1 years. The weighted average exercise price for all PSUs is zero.

For the periods presented, the following tables summarize PSU activity, GDFV and aggregate intrinsic value (units and intrinsic value in thousands):

	Fiscal
	2015		2014		2013
	Units	GDFV	Units	GDFV	Units	GDFV
Outstanding beginning of year	173	$33.50	69	$31.76	—	$—
Granted	208	$33.30	111	$34.52	69	$31.76
Vested	(75)	$22.80	—	$—	—	$—
Forfeited	(13)	$35.16	(7)	$32.74	—	$—
Outstanding end of year	293	$28.70	173	$33.50	69	$31.76

			Weighted Average	Aggregate
			Remaining	Intrinsic
As of January 30, 2016	Units	GDFV	Contract Life	Value
PSUs expected to vest	253	$28.70	1.2 years	$6,080

Director Stock Units- The Company issues stock units to directors who are not employees. Stock units are automatically granted to each non-employee director on the date of each annual meeting of shareholders based on the closing market price of DSW Class A Common Shares. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors’ compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. For grants beginning in fiscal 2012, directors were given the option to exercise their units at a specified point in the future or upon completion of service. Stock units granted to directors, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. The following table summarizes director stock unit activity (units in thousands):

	Fiscal
	2015	2014	2013
Outstanding beginning of year	360	330	316
Granted	40	52	34
Exercised	(95)	(22)	(20)
Outstanding end of year	305	360	330

Executive Equity Modification- On November 3, 2015, DSW announced that the Chief Executive Officer of the Company would retire, effective December 31, 2015. In connection with the retirement, DSW entered into a Retirement and Consulting Agreement, which stated that the executive will receive accelerated vesting of outstanding RSUs, PSUs and stock options. Per

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 718, Stock Compensation, this acceleration caused a change in the terms or conditions of the share-based payment award and was thus considered a modification.

Per ASC Topic 718-10-35-3, a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award. The effects of a modification should be measured as follows: (a) incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, (b) total recognized compensation cost for an equity award shall at least equal the fair value of the award at the grant date unless at the date of the modification the performance or service conditions of the original award are not expected to be satisfied, and (c) a change in compensation cost for an equity award measured at intrinsic value shall be measured by comparing the intrinsic value of the modified award, if any, with the intrinsic value of the original award, if any, immediately before the modification. The modification resulted in a benefit of less than $0.1 million.

Stock Appreciation Rights ("SARs")- The 2014 Plan also covers the issuance of SARs. DSW Inc. entered into a SARs agreement with a non-employee on June 16, 2014, wherein DSW Inc. granted a total of 0.5 million SARs in two equal tranches with respect to DSW Class A Common Shares. On April 16, 2015, DSW Inc. provided notice of termination of the agreement with the non-employee resulting in an acceleration of the vesting of the SARs, as outlined in the agreement, and the SARs remain exercisable until June 2016. DSW Inc. will value the SARs at fair value until the expiration or exercise date. During fiscal 2015 and 2014, DSW recorded a benefit of $1.1 million and expense of $1.7 million, respectively. As of January 30, 2016 and January 31, 2015, the net liability was $0.6 million and $1.7 million, respectively.

The fair value of the SARs was estimated using the Black-Scholes pricing model with the following assumptions for the periods presented:

Assumptions:	As of January 30, 2016	As of January 31, 2015
Risk-free interest rate	0.4%	0.6%
Expected volatility of DSW Common Shares	33.0%	24.9%
Expected term	0.4 years	2.3 years
Expected dividend yield	2.5%	2.3%

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENTS

During the first quarter of fiscal 2015, the Company liquidated investments classified as held-to-maturity. Held-to-maturity investments were primarily corporate bonds, municipal bonds and municipal term notes and were held at amortized cost, which approximated fair value. As a result of the sale of held-to-maturity investments, the Company transferred its entire portfolio to the available-for-sale classification at fair value at the date of transfer. The Company determined that this transfer was a change in investment strategy. For the available-for-sale bonds and term notes, the carrying value, plus any unrealized gains or losses, equals the fair value. The unrealized holding gains or losses for the available-for-sale securities are reported in other comprehensive income. The Company accounts for its purchases and sales of investments on the trade date of the investment. When the Company had a held-to-maturity portfolio, the short-term or long-term classification of the investment was based on its maturity. The classification of available-for-sale securities is based on management's intention of the use of the investments. The Company will use a portion of these investments for its acquisition of Ebuys, Inc. (see Note 20 for additional discussion on the acquisition of Ebuys, Inc.).

The following table discloses the major categories of the Company’s investments as of the dates presented:

	Short-term investments		Long-term investments
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

	(in thousands)
Available-for-sale securities:
Carrying value	$225,985	$17,147	$72,153	—

Unrealized gains included in accumulated other comprehensive income	477	—	22	—
Unrealized losses included in accumulated other comprehensive loss	(435)	—	(222)	—

Held-to-maturity securities:
Amortized cost	—	154,054	—	$216,756
Total investments	$226,027	$171,201	$71,953	$216,756

Gross holding gains on held-to-maturity securities	—	$117	—	$371
Gross holding losses on held-to-maturity securities	—	(50)	—	(317)
Fair value of securities	$226,027	$171,268	$71,953	$216,810

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities- The following table presents financial assets and liabilities at fair value as of the dates presented:

	January 30, 2016				January 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Cash and equivalents	$32,495	$32,495	—	—	$59,171	$59,171	—	—
Short-term investments(a)	226,027	2,127	$223,900	—	171,268	—	$171,268	—
Long-term investments(a)	71,953	181	71,772	—	216,810	—	216,810	—
Cost method investment(b)	6,000	—	—	$6,000	—	—	—	—
Note receivable from Town Shoes(c)	33,311	—	33,311	—	43,304	—	43,304	—
Total Financial Assets	$369,786	$34,803	$328,983	$6,000	$490,553	$59,171	$431,382	—

Financial Liabilities:
Stock appreciation rights(d)	$561	—	$561	—	—	—	—	—
Total Financial Liabilities	$561	—	$561	—	—	—	—	—

(a) Short-term and long-term investments are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets.

(b) DSW Inc.'s cost method investment is valued using level 3 inputs. The fair value approximates the carrying value.

(c) The Company estimated the fair value of the note receivable based upon current interest rates offered on similar instruments. The reduction in fair value is based on the change in comparable rates on similar instruments. Based on the Company’s intention and ability to hold the note until maturity or the exercise of the put/call option (see Note 3), the carrying value is not other-than-temporarily impaired.

(d) Stock appreciation rights are valued using the Black-Scholes model.

The following table presents activity related to level 3 fair value measurement for DSW Inc.'s cost method investment for the period presented:

Fiscal year ended
January 30, 2016
(in thousands)
Carrying value, beginning of period	$—
Activity related to cost method investment	6,000
Carrying value, end of period	$6,000

Non-Financial Assets- The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired.

In fiscal 2015 and 2014, the Company recognized impairment losses on leasehold improvements used in stores. The impairment losses were included in the DSW and ABG segments. The Company determined that the carrying value exceeded the expected future cash flows and recorded an impairment after determining fair value based on the discounted future cash flow analysis using a discount rate determined by management based on historical performance and expectations of future performance. The following table presents the activity related to the fair value of assets held and used that realized an impairment loss for the periods presented:

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Total Losses
	As of January 30, 2016				Fiscal
	Level 1	Level 2	Level 3	Fair Value as of the Impairment Date	2015	2014

	(in thousands)				(in thousands)
Assets held and used	—	—	—	—	$962	$5,095

After the impairment losses were recorded, the remaining fair value of assets was zero.

10.	DEBT OBLIGATIONS

$100 Million Secured Credit Facility- On August 2, 2013, the Company entered into a secured revolving credit agreement (the "Credit Facility"). The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated the prior credit facility, dated June 30, 2010. The Credit Facility has a term of five years that will expire on July 31, 2018. During fiscal 2015, the Company requested that the Lender increase the revolving credit commitment from $50 million to $100 million (see amendment to the original Credit Facility, effective January 11, 2016, in the Index to Exhibits). The Credit Facility may be further increased by up to $50 million upon request subject to lender acceptance, financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of DSW Inc.'s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to provide for ongoing working capital requirements and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at the Company's option under: (a) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin, which is between 1.00 and 1.25, based upon revolving credit availability; or (b) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Facility), plus an applicable margin based upon the Company's revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to management and the operation of DSW Inc.'s business. These covenants, among other things, limit or restrict DSW Inc.'s ability to grant liens on its assets, limit its ability to incur additional indebtedness, limit its ability to enter into transactions with affiliates and limit its ability to merge or consolidate with another entity. The Credit Facility also requires that DSW Inc. meet the minimum cash and investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. The Company paid $103.9 million in cash for capital expenditures in fiscal 2015.

As of January 30, 2016 and January 31, 2015, the Company had no outstanding borrowings under the Credit Facility with availability of $100 million and $50 million, respectively.

Total interest expense related to the Credit Facility includes fees, such as commitment and line of credit fees. Interest expense related to the Credit Facility for fiscal 2015 and 2014 was less than $0.1 million. Interest expense related to the Credit Facility for fiscal 2013 was $0.3 million.

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
As of January 30, 2016 and January 31, 2015, the Company had $7.1 million and $9.3 million, respectively, in outstanding letters of credit under the Letter of Credit Agreement, and $7.7 million and $11.5 million, respectively, in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the consolidated balance sheets.

11. PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following as of the periods presented:

	January 30, 2016	January 31, 2015

	(in thousands)
Land	$1,110	$1,110
Furniture, fixtures and equipment	506,347	437,745
Buildings, building and leasehold improvements	385,861	353,283
Total property and equipment	$893,318	$792,138
Accumulated depreciation and amortization	(519,077)	(454,235)
Property and equipment, net	$374,241	$337,903

12. ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following as of the periods presented:

	January 30, 2016	January 31, 2015

	(in thousands)
Gift cards and merchandise credits	$43,446	$40,313
Compensation	8,042	11,317
Taxes	17,004	16,798
Customer loyalty program	10,084	14,788
Other(1)	29,224	29,964
Total accrued expenses	$107,800	$113,180

(1) Other is comprised of deferred revenue, guarantees, sales return allowance, stock appreciation rights (as of January 30, 2016), advertising expenses, professional fees, rent and other various accrued expenses.

13. NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following as of the periods presented:

	January 30, 2016	January 31, 2015

	(in thousands)
Construction and tenant allowances	$86,777	$85,244
Deferred rent	37,650	38,021
Other(1)	16,332	20,068
Total non-current liabilities	$140,759	$143,333

(1) Other is comprised of a reserve for a lease of an office facility assumed in the merger with Retail Ventures, Inc. ("RVI"), income tax reserves and deferred compensation. During the first quarter of fiscal 2015, the Company adjusted its assumptions related to the reserve for a lease of an office facility for future real estate taxes, sublease rental payments and executory costs. As of January 30, 2016, the accrual related to the office facility was $8.3 million.

14.	LEASES

The Company leases stores, its fulfillment center and other facilities under various arrangements with related and unrelated parties. Such leases expire through 2028 and, in most cases, provide for renewal options. Generally, the Company is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. Under supply agreements, the Company pays contingent rent based on sales for the shoe departments it operates through ABG. As of January 30, 2016 and January 31, 2015, the Company had no capital leases of real estate.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 30, 2016, the Company leased or had other agreements with entities affiliated with Schottenstein Affiliates for 17 store locations and its fulfillment center for a total annual minimum rent for fiscal 2015 of $8.1 million. On December 6, 2014, the lease of a portion of the Company's corporate office headquarters to a Schottenstein Affiliate was terminated. Related party rental income for fiscal 2014 and fiscal 2013 was $0.1 million and $0.2 million, respectively. There was no related party rental income in fiscal 2015.

The following table presents future minimum lease payments required under the aforementioned leases, excluding real estate taxes, insurance and maintenance costs, as of January 30, 2016:

	Total	Unrelated Party	Related Party

Fiscal years	(in thousands)
2016	$188,578	$179,742	$8,836
2017	182,429	174,075	8,354
2018	163,858	159,366	4,492
2019	146,238	142,236	4,002
2020	133,881	130,613	3,268
Future years thereafter	392,141	387,927	4,214
Total minimum lease payments (1)	$1,207,125	$1,173,959	$33,166
(1) Minimum payments have been reduced by minimum sublease rentals of $4.9 million due in the future under noncancelable subleases.
The following table presents the composition of rental expense for the periods presented:

	Fiscal
	2015	2014	2013

	(in thousands)
Minimum rentals:
Unrelated parties	$162,072	$147,771	$137,602
Related parties	8,064	9,189	10,486
Contingent rentals:
Unrelated parties	30,021	31,499	29,639
Total	$200,157	$188,459	$177,727

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional detail regarding the composition of and reclassification adjustments out of accumulated other comprehensive loss for the period presented:

	Fiscal 2013	Location on Consolidated Statement of Operations

	(in thousands)
Beginning Balance	$(8,758)

Reclassification adjustments:
Reclassification to net income due to settlement of the pension plan	14,224	Operating expenses
Tax benefit of the settlement of the pension plan	(5,289)	Income tax provision

Other changes to accumulated other comprehensive loss:
Change in minimum pension liability	(177)

Ending Balance	$—

The components of net periodic benefit cost are comprised of the following for the period presented:

Fiscal 2013

(in thousands)
Interest cost	$843
Expected return on plan assets	(808)
Loss recognized due to settlements	14,224
Amortization of net loss	494
Net periodic benefit cost	$14,753

For the period presented, other changes in plan assets and benefit obligations recognized in net periodic cost and other comprehensive (income) loss consist of:

Fiscal 2013

(in thousands)
Net actuarial loss	$671
Loss recognized due to settlements	(14,224)
Amortization of net loss	(494)
Total recognized in other comprehensive (income) loss	(14,047)
Net periodic benefit cost	14,753
Total recognized in net periodic benefit cost and other comprehensive income	$706

Other Benefit Plans

401(k) Plan- The Company sponsors a 401(k) Plan (the "Plan"). Eligible employees may contribute up to 50% of their compensation to the 401(k) Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of six months and 500 hours of service as defined under the terms of the 401(k) Plan, the Company matches employee deferrals, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year, but has not for the past three fiscal years. The Company incurred costs associated with the Plan of $3.8 million, $3.2 million and $3.1 million for fiscal 2015, 2014 and 2013, respectively.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Plan- The Company sponsors a non-qualified deferred compensation plan for certain executives and non-employee members of the Board of Directors that is intended to defer the receipt of compensation. As of January 30, 2016 and January 31, 2015, the plan liability was $2.2 million.

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

Merger with Retail Ventures, Inc. ("the Merger")- As of the effective time of the Merger, a subsidiary of DSW Inc. assumed the obligations under RVI’s guarantees related to discontinued operations. DSW Inc. may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to these discontinued operations. In the first quarter of 2015, the Company recorded a $2.0 million benefit from the final distribution from the bankruptcy debtor's estates related to the Filene's Basement's bankruptcy in 2011 within operating expenses on the consolidated statement of operations.

Filene’s Basement- Following the Merger, a subsidiary of DSW Inc., Merger Sub, assumed RVI’s obligations under lease guarantees for three Filene’s Basement retail store locations for leases assumed by Syms in its purchase of Filene’s Basement in fiscal 2009. The remaining guarantee is described in more detail below:

Union Square, NY- RVI guaranteed Filene’s Basement’s obligations for the Union Square location when RVI owned Filene’s Basement, and the landlord at the Union Square location brought a lawsuit against Merger Sub in the Supreme Court of the State of New York seeking payment under the guarantee of the lease (the lease is scheduled to expire in 2024). On February 27, 2015, the parties jointly entered into a Stipulation and Settlement Agreement that provides for the settlement and release of the guaranty litigation and certain claims arising from the Filene's/Syms bankruptcy. The settlement approximated the accrual.

Contractual Obligations- As of January 30, 2016, the Company has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. The Company’s obligations under these commitments were $5.2 million as of January 30, 2016. In addition, the Company has entered into various noncancelable purchase and service agreements. The obligations under these agreements were $28.6 million as of January 30, 2016. The Company has also signed lease agreements for 33 new store locations, expected to be opened in fiscal 2016 and 2017, with total annual rent of approximately $9.5 million. In connection with the new lease agreements, the Company will receive a total of $13.8 million of construction and tenant allowance reimbursements for expenditures at these locations.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SEGMENT REPORTING

The reportable segments are the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. The Company has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. The goodwill balance of $25.9 million as of January 30, 2016 and January 31, 2015 is recorded in the DSW segment. In order to reconcile to the consolidated financial statements, the Company includes Other, which consists of assets, liabilities and expenses of the former RVI (see Note 2), the investment in Town Shoes (see Note 3), cash and assets of DSW's Canadian subsidiary.

	DSW segment	ABG segment	Other	Total

	(in thousands)
As of and for the fiscal year ended January 30,2016
Net sales	$2,470,107	$150,141	—	$2,620,248
Gross profit	740,402	27,967	—	768,369
Capital expenditures	110,839	852	—	111,691
Total assets	1,126,179	105,259	$137,671	1,369,109

As of and for the fiscal year ended January 31, 2015
Net sales	$2,352,464	$143,628	—	$2,496,092
Gross profit	726,630	28,391	—	755,021
Capital expenditures	90,215	3,099	—	93,314
Total assets	1,263,577	104,897	$69,769	1,438,243

As of and for the fiscal year ended February 1, 2014
Net sales	$2,230,996	$137,672	—	$2,368,668
Gross profit	710,972	28,315	—	739,287
Capital expenditures	83,231	569	—	83,800

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. INCOME TAXES

Income Tax Provision- The following table presents the composition of the provision for income taxes for continuing operations for the periods presented:

	Fiscal year ended
	January 30, 2016	January 31, 2015	February 1, 2014

Current:	(in thousands)
Federal	$64,416	$80,205	$36,407
Foreign	941	716	22
State and local	9,186	16,832	14,671
Total current tax expense	74,543	97,753	51,100

Deferred:
Federal	8,035	(1,616)	42,557
Foreign	817	—	—
State and local	411	255	(1,098)
Total deferred tax expense	9,263	(1,361)	41,459
Income tax provision	$83,806	$96,392	$92,559

Rate Reconciliation- The following table presents a reconciliation of the expected income taxes for continuing operations based upon the statutory federal income tax rate:

	Fiscal year ended
	January 30, 2016	January 31, 2015	February 1, 2014

	(in thousands)
Income tax expense at federal statutory rate	$76,944	$87,297	$85,402
State and local taxes-net	7,847	8,808	8,532
Foreign	1,031	(405)	(16)
Other	(2,016)	692	(1,359)
Income tax provision	$83,806	$96,392	$92,559

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 30, 2016	January 31, 2015

	(in thousands)
Deferred tax assets:
State net operating loss and tax credits	$571	$701
Inventory	7,961	7,562
Construction and tenant allowances	3,454	6,074
Stock-based compensation	10,799	9,624
Benefit from uncertain tax positions	85	100
Guarantees	4	1,185
Accrued expenses	2,495	1,890
Accrued rewards	4,016	5,918
Accrued rent	15,063	15,395
Other	14,312	14,317
Total deferred tax assets, gross of valuation allowance	58,760	62,766
Less: valuation allowance	(1,250)	(1,246)
Total deferred tax assets, net of valuation allowance	57,510	61,520

Deferred tax liabilities:
Property and equipment	(32,215)	(27,236)
Prepaid expenses	(1,024)	(1,113)
Other	(2,456)	(2,092)
Total deferred tax liabilities	(35,695)	(30,441)

Total – net deferred tax asset	$21,815	$31,079

The federal net operating loss and state net operating loss and tax credits were fully utilized in 2013. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The valuation allowance as of January 30, 2016 is related to a capital loss carryforward, federal and state income tax credits and state income tax refunds. The valuation allowance as of January 31, 2015 was related to a capital loss carryforward and state income tax credits.

As of January 30, 2016, U.S. taxes have not been provided on unremitted earnings of subsidiaries operating outside of the United States. These earnings, which are considered to be invested indefinitely, would become subject to income tax if the Company elects to distribute these foreign earnings in the future. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions- As of January 30, 2016, January 31, 2015 and February 1, 2014, unrecognized tax benefits of $3.9 million, $3.4 million and $1.8 million, respectively, of the total unrecognized tax benefits would affect the effective tax rate if recognized. The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits as of the periods presented:

	January 30, 2016	January 31, 2015	February 1, 2014

	(in thousands)
Beginning balance	$3,386	$1,838	$1,253
Additions for tax positions taken in the current year	1,511	1,621	1,184
Reductions for tax positions taken in prior years:
Changes in judgment	—	—	(69)
Lapses of applicable statutes of limitations	(644)	—	(530)
Settlements during the year	(365)	(73)	—
Ending balance	$3,888	$3,386	$1,838

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

As of January 30, 2016 and January 31, 2015, $0.6 million and $0.5 million, respectively, was accrued for the payment of interest and penalties.

DSW Inc. is no longer subject to U.S federal income tax examination and state income tax examinations for years prior to 2011. DSW Inc. estimates the range of possible changes that may result from any current and future tax examinations to be insignificant at this time.

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

	Thirteen weeks ended
	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016

	(in thousands, except per share data)
Net sales	$655,486	$627,206	$665,520	$672,036
Cost of sales	(442,428)	(435,904)	(466,554)	(506,993)
Operating expenses	(139,486)	(131,721)	(135,637)	(147,974)
Operating profit	73,572	59,581	63,329	17,069
Interest income, net	920	752	952	838
Non-operating income (expense)	3,312	(7)	(107)	(20)
Income from continuing operations before income taxes and (loss) income from Town Shoes	77,804	60,326	64,174	17,887
Income tax provision	(29,096)	(22,486)	(25,575)	(6,649)
(Loss) income from Town Shoes	(1,342)	(230)	696	525
Net income	$47,366	$37,610	$39,295	$11,763

Diluted earnings per share(1):	$0.53	$0.42	$0.44	$0.14

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen weeks ended
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015

	(in thousands, except per share data)
Net sales	$598,947	$587,096	$669,872	$640,177
Cost of sales	(410,942)	(415,192)	(451,315)	(463,622)
Operating expenses	(126,754)	(118,582)	(138,720)	(128,480)
Operating profit	61,251	53,322	79,837	48,075
Interest income, net	991	659	737	734
Income from continuing operations before income taxes and income from Town Shoes	62,242	53,981	80,574	48,809
Income tax provision	(23,603)	(20,860)	(32,069)	(19,860)
Income from Town Shoes	—	849	1,049	1,915
Income from continuing operations	38,639	33,970	49,554	30,864
Income (loss) from discontinued operations, net of tax	—	358	—	(86)
Net income	$38,639	$34,328	$49,554	$30,778

Diluted earnings per share(1):	$0.42	$0.38	$0.55	$0.34
(1) The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

20. SUBSEQUENT EVENTS

Dividends- On March 15, 2016, DSW Inc.'s Board of Directors declared a quarterly cash dividend payment of $0.20 per share. The dividend will be paid on April 15, 2016 to shareholders of record at the close of business on April 1, 2016.

Acquisition- On February, 15, 2016, DSW Shoe Warehouse, Inc., a wholly owned subsidiary of DSW Inc., entered into a Stock Purchase Agreement to acquire Ebuys, Inc. (“Ebuys”), an online close-out footwear and accessories retailer for $62.5 million, less adjustments for working capital. Ebuys sells products to customers located in North America, Europe, Australia and Asia. The transaction supports DSW Inc.'s efforts to grow its market share within footwear and accessories domestically and internationally.
Ebuys may also receive future payments contingent on its performance. The provisional fair value of this contingent consideration is estimated to be $55 million, subject to final closing adjustments. DSW Inc. estimated the fair value of the contingent consideration using a risk-weighted discounted cash flow model. At each future reporting date, DSW Inc. will remeasure the contingent consideration liabilities at fair value until the contingencies are resolved in 2020. Ebuys will be a wholly owned subsidiary of DSW Shoe Warehouse, Inc. and will maintain its team and facilities. The transaction closed on March 4, 2016. The allocation of the purchase price was not complete as of the time that financial statements were ready for issuance.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated February 8, 2011, among DSW Inc., DSW MS LLC, and Retail Ventures, Inc. Incorporated by reference to Exhibit 2.1 to Form 8-K/A (file no. 001-32545) filed February 25, 2011.

2.2
Agreement of Purchase and Sale, dated October 31, 2012, among DSW Inc., 4300 East Fifth Avenue LLC, 4300 Venture 34910 LLC, and 4300 Venture 6729 LLC. Incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-32545) filed November 1, 2012.

2.3#
Stock Purchase Agreement, dated February 16, 2016, among DSW Shoe Warehouse, Inc. and Ebuys, Inc. Incorporated by reference to Exhibit 2.1 to DSW's Form 8-K (file no. 001-32545) filed February 17, 2016.

3.1	Amended and Restated Articles of Incorporation of DSW Inc. dated November 1, 2013. Incorporated by reference to Exhibit 3.1 to DSW's Form 8-K (file no. 001-32545) filed November 4, 2013.
3.2	Amended and Restated Code of Regulations of the registrant. Incorporated by reference to the same exhibit to Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1	Specimen Class A Common Shares certificate. Incorporated by reference to the same exhibit to Form 10-K (file no. 001-32545) filed April 13, 2006.
10.1
Corporate Services Agreement, dated June 12, 2002, between Retail Ventures and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.6 to Retail Ventures’ Form 10-Q (file no. 001-10767) filed June 18, 2002.

10.1.1
Amendment to Corporate Services Agreement, dated July 5, 2005, among Retail Ventures, Schottenstein Stores Corporation and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc., Schottenstein Management Company and DSW Inc. related thereto. Incorporated by reference to Exhibit 10.5 to Retail Ventures’ Form 8-K (file no. 001-10767) filed July 11, 2005.

10.2#	Employment Agreement, dated March 4, 2005, between Deborah L. Ferrée and DSW Inc. Incorporated by reference to Exhibit 10.4 to Form S-1 (Registration Statement No. 333-123289) filed March 14, 2005.
10.2.1#
First Amendment to Employment Agreement, dated December 31, 2007, between Deborah L. Ferrée and DSW Inc. Incorporated by reference to Exhibit 10.2.1 to Form 10-K (file no. 001-32545) filed April 17, 2008.

10.2.2#*	Second Amendment to Employment Agreement, dated February 12, 2016, between Deborah L. Ferrée and DSW Inc.
10.3#	DSW Inc. 2014 Long-Term Incentive Plan. Incorporated by reference to Appendix C to Form DEF 14A (file no. 001-32545) filed April 30, 2014.
10.3.1#	Form of Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.3.1 to Form 10-K (file no. 001-32545) filed March 26, 2015.
10.3.2#	Form of Stock Units for automatic grants to non-employee directors. Incorporated by reference to Exhibit 10.3.2 to Form 10-K (file no. 001-32545) filed March 26, 2015.
10.3.3#	Form of Nonqualified Stock Option Award Agreement for Employees. Incorporated by reference to Exhibit 10.3.3 to Form 10-K (file no. 001-32545) filed March 26, 2015.
10.3.4#	Form of Performance-Based Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.3.4 to Form 10-K (file no. 001-32545) filed March 26, 2015.
10.4
$50,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, between DSW Inc., as Borrower, and PNC Bank, National Association, as Lender dated August 2, 2013. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed September 6, 2013.

10.5
Cost Sharing Agreement, dated November 1, 2012, between 4300 East Fifth Avenue LLC and 810 AC LLC, a wholly owned subsidiary of DSW. Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 1, 2012.

10.6#	DSW Inc. 2005 Cash Incentive Compensation Plan. Incorporated by reference to Appendix B to Form DEF 14A (file no. 001-32545) filed April 30, 2014.
10.7
Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 29, 2004.

10.7.1
Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Retail Ventures’ Form 10-K/A (file no. 001-10767) filed May 12, 2005.

10.8
Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 29, 2004.

10.8.1
Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Retail Ventures’ Form 10-K/A (file no. 001-10767) filed May 12, 2005.

10.9
Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 14, 2005.

10.10
Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation d/b/a DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 14, 2005.

10.10.1
Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1 to Retail Ventures’ Form 10-K/A (file no. 001-10767) filed May 12, 2005.

10.11
Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of Schottenstein Stores Corporation, and Shonac corporation (assignee of Schottenstein Stores Corporation d/b/a Value City Furniture through Assignment of Tenant's Leasehold Interest and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 14, 2005.

10.11.1
Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Retail Ventures’ Form 10-K/A (file no. 001-10767) filed May 12, 2005.

10.12
Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 14, 2005.

10.12.1
Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Retail Ventures’ Form 10-K/A (file no. 001-10767) filed May 12, 2005.

10.13
Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and Schottenstein Stores Corporation-Polaris LLC, an affiliate of Schottenstein Stores Corporation, as modified by Sublease Agreement, dated April 30, 2002, by and between Schottenstein Stores Corporation-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc., as sublessee (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 14, 2005.

10.13.1
Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Retail Ventures’ Form 10-K/A (file no. 001-10767) filed May 12, 2005.

10.14
Lease, dated August 30, 2002, by and between JLP-Cary, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 14, 2005.

10.14.1
Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Retail Ventures’ Form 10-K/A (file No. 001-10767) filed May 12, 2005.

10.15
Lease, dated August 30, 2002, by and between JLP-Madison, LLC, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 14, 2005.

10.15.1
Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Retail Ventures’ Form 10-K/A (file no. 001-10767) filed May 12, 2005.

10.16
Sublease, dated May 2000, by and between Schottenstein Stores Corporation, as sublessor, and Shonac Corporation d/b/a DSW Shoe Warehouse, Inc., as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 14, 2005.

10.16.1
Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc. as assignee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Retail Ventures’ Form 10-K/A (file no. 001-10767) filed May 12, 2005.

10.17
Sublease Agreement, dated June 12, 2000, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Shonac Corporation, re: Fairfax, VA DSW store. Incorporated by reference to Exhibit 10.42 to Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

10.17.1
Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Fairfax, VA DSW store. Incorporated by reference to the Exhibit 10.42.1 to Form S-1 (Registration Statement No. 333-123289) filed with the Securities and Exchange Commission on March 14, 2005 and amended on May 9, 2005, June 7, 2005, June 15, 2005 and June 29, 2005.

10.18
Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrillville, IN DSW store. Incorporated by reference to Exhibit 10.44 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 14, 2005.

10.18.1
Assignment and Assumption Agreement, dated January 17, 2008, between Value City Department Stores LLC, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Merrillville, IN DSW Store. Incorporated by reference to Exhibit 10.43.1 to Form 10-K (file no. 001-32545) filed April 17, 2008.

10.19
Form of Indemnification Agreement between DSW Inc. and its officers and directors. Incorporated by reference to Exhibit 10.44 to Form S-1 (Registration Statement No. 333-123289) Amendment No. 4 filed June 27, 2005.

10.20
Agreement of Lease, dated April 7, 2006, by and between JLP-Harvard Park, LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Chagrin Highlands, Warrendale, Ohio DSW store. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 001-32545) filed April 13, 2006.

10.21
Agreement of Lease, dated June 30, 2006, between JLPK – Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed December 6, 2006.

10.22
Agreement of Lease, dated November 27, 2006, between JLP – Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-32545) filed December 6, 2006.

10.23
Management Agreement, dated November 1, 2012, between Schottenstein Property Group, LLC and 810 AC LLC, a wholly owned subsidiary of DSW. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-32545) filed November 1, 2012.

10.24	Amendment to Master Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated May 26, 2011. Incorporated by reference to Exhibit 10.1 to Form 8-K (file No. 001-32545) filed May 26, 2011.
10.25	Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed June 5, 2006.
10.26#	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed December 13, 2007.
10.27
Agreement of Lease, dated October 1, 2007, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed March 6, 2008.

10.27.1
Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed December 3, 2009.

10.27.2
Second Lease Amendment to Agreement of Lease, dated November 30, 2010, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.56.2 to Form 10-K (file no. 001-32545) filed March 22, 2011.

10.28
Guaranty by DSW Inc. to 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation re: Lease, dated October 1, 2007 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of dsw.com. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 001-32545) filed March 6, 2008.

10.29#	Employment Agreement, dated March 27, 2009, between William L. Jordan and DSW Inc. Incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 001-32545) filed April 1, 2009.
10.29.1#*	First Amendment to Employment Agreement, dated November 9, 2015, between William L. Jordan and DSW Inc.
10.30
Lease, dated August 26, 2010, by and between JLP Nashua NH LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Nashua, NH store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed December 1, 2010.

10.31#	Employment Agreement, dated December 11, 2007, between Carrie S. McDermott and DSW Inc. Incorporated by reference to Exhibit 10.66 to Form 10-K (file no. 001-32545) filed March 22, 2011.
10.31.1#*	First Amendment to Employment Agreement, dated February 24, 2016, between Carrie S. McDermott and DSW Inc.
10.32
Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene's combo store. Incorporated by reference to Exhibit 10.56 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 14, 2005.

10.32.1
Assignment and Assumption of Lease Agreement, dated January 22, 2008, between Value City Department Stores LLC, Retail Ventures, Inc. and Jubilee-Sawmill LLC, an affiliate of Schottenstein Stores Corporation, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene's combo store. Incorporated by reference to Exhibit 10.55.1 to Retail Ventures’ Form 10-K (file no. 001-10767) filed April 25, 2008.

10.32.2
Lease Amendment to Agreement of Lease, by and between Jubilee-Sawmill LLC, an Ohio limited liability company, successor in interest to Jubilee Limited Partnership (“Landlord”), and DSW Shoe Warehouse, Inc. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-32545) filed December 6, 2013.

10.33	Consulting Agreement, dated January 10, 2013, between DSW Inc. and SB Capital Group, LLC. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 001-32545) filed March 28, 2013.
10.34
Third Lease Amendment to Agreement of Lease, dated March 1, 2013, between 4300 Venture 34910 LLC, a Schottenstein Affiliate, and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-32545) filed June 7, 2013.

10.35
Letter of Credit Agreement dated as of August 2, 2013 among, DSW Inc. as the lead borrower, Wells Fargo Bank, National Association, as L/C Issuer. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-32545) filed September 6, 2013.

10.35.1*	Amendment to Letter of Credit Agreement dated as of January 11, 2016 among, DSW Inc. as the lead borrower and PNC Bank as the Lender.
10.36#	Amended Employment Agreement, dated March 19, 2014, between Roger Rawlins and DSW Inc. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 001-32545) filed March 27, 2014.
10.36.1#	Employment Agreement, dated December 21, 2015, between Roger Rawlins and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed December 22, 2015.
10.37	Summary of Director Compensation. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 5, 2014.
10.37.1*	Amended Summary of Director Compensation
10.38#	Employment Agreement, dated April 28, 2014, between Mary Meixelsperger and DSW Inc. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 001-32545) filed March 26, 2015.
10.38.1#*	First Amendment to Employment Agreement, dated February 12, 2016, between Mary Meixelsperger and DSW Inc.
10.39#*	Employment Agreement, dated January 4, 2016, between Simon Nankervis and DSW Inc.

18.1
Preferability letter on change in classification of tax interest and penalties from Deloitte & Touche, LLP, dated June 4, 2015. Incorporated by reference to Exhibit 18.1 to Form 10-Q (file no. 001-32545) filed June 4, 2015.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*	XBRL Instance documents

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

E-4