Form 10-Q
period 2016-04-30
DSW Inc.
filed 2016-06-02
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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

The number of outstanding Class A Common Shares, without par value, as of May 27, 2016 was 74,283,967 and Class B Common Shares, without par value, as of May 27, 2016 was 7,732,807.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	April 30, 2016	May 2, 2015
Net sales	$681,267	$655,486
Cost of sales	(476,910)	(442,428)
Operating expenses	(154,196)	(139,486)
Change in fair value of contingent consideration	(1,445)	—
Operating profit	48,716	73,572
Interest expense	(49)	(38)
Interest income	570	958
Interest income, net	521	920
Non-operating income	164	3,312
Income before income taxes and loss from Town Shoes	49,401	77,804
Income tax provision	(19,078)	(29,096)
Loss from Town Shoes	(309)	(1,342)
Net income	$30,014	$47,366

Basic and diluted earnings per share:
Basic earnings per share	$0.37	$0.54
Diluted earnings per share	$0.36	$0.53

Shares used in per share calculations:
Basic shares	81,953	88,524
Diluted shares	82,705	89,624

Other comprehensive income:
Foreign currency translation	$12,149	$1,814
Unrealized net gain (loss) on available-for-sale securities (net of taxes of $117 and $0, respectively)	126	(361)
Total comprehensive income	$42,289	$48,819

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
Cash and equivalents	$59,462	$32,495	$206,868
Short-term investments	97,612	226,027	128,705
Accounts receivable, net	15,239	15,437	24,125
Accounts receivable from related parties	58	27	56
Inventories	563,317	484,236	512,096
Prepaid expenses and other current assets	32,165	37,444	45,919
Prepaid rent to related parties	1	2	875
Total current assets	767,854	795,668	918,644

Property and equipment, net	373,979	374,241	346,912
Long-term investments	80,456	71,953	120,724
Goodwill	80,684	25,899	25,899
Deferred income taxes	21,217	21,815	31,446
Long-term prepaid rent to related parties	848	875	830
Investment in Town Shoes	18,389	21,188	22,952
Note receivable from Town Shoes	50,618	44,170	46,686
Intangible assets	40,614	46	46
Other assets	22,331	13,254	7,821
Total assets	$1,456,990	$1,369,109	$1,521,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$196,698	$214,893	$194,749
Accounts payable to related parties	821	733	657
Accrued expenses	125,766	107,800	136,374
Total current liabilities	323,285	323,426	331,780

Non-current liabilities	142,693	140,759	141,393

Commitments and contingencies	57,445	—	—

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000 Class A Common Shares authorized; 84,493, 84,396 and 83,980 issued, respectively; 74,282, 74,185 and 80,944 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733, issued and outstanding	932,702	930,011	915,134
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost, 10,211, 10,211 and 3,036 outstanding, respectively	(266,531)	(266,531)	(86,938)
Retained earnings	300,817	287,140	250,585
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(8,428)	(20,703)	(5,001)
Total shareholders’ equity	933,567	904,924	1,048,787
Total liabilities and shareholders’ equity	$1,456,990	$1,369,109	$1,521,960

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital	Treasury shares
Balance, January 31, 2015	80,666	7,733	3,036	$908,679	$(86,938)	$220,826	$(24,993)	$(6,454)	$1,011,120

Net income	—	—	—	—	—	47,366	—	—	47,366
Stock-based compensation expense, before related tax effects	—	—	—	3,521	—	—	—	—	3,521
Stock units granted	3	—	—	42	—	—	—	—	42
Exercise of stock options, net of settlement of taxes	224	—	—	2,601	—	—	—	—	2,601
Vesting of restricted stock units, net of settlement of taxes	51	—	—	(1,261)	—	—	—	—	(1,261)
Excess tax benefits related to stock-based compensation	—	—	—	1,552	—	—	—	—	1,552
Foreign currency translation	—	—	—	—	—	—	—	1,814	1,814
Unrealized net loss on available-for-sale securities	—	—	—	—	—	—	—	(361)	(361)
Dividends paid ($0.20 per share)	—	—	—	—	—	(17,607)	—	—	(17,607)

Balance, May 2, 2015	80,944	7,733	3,036	$915,134	$(86,938)	$250,585	$(24,993)	$(5,001)	$1,048,787

Balance, January 30, 2016	74,185	7,733	10,211	$930,011	$(266,531)	$287,140	$(24,993)	$(20,703)	$904,924

Net income	—	—	—	—	—	30,014	—	—	30,014
Stock-based compensation expense, before related tax effects	—	—	—	3,589	—	—	—	—	3,589
Stock units granted	5	—	—	68	—	—	—	—	68
Exercise of stock options	17	—	—	243	—	—	—	—	243
Vesting of restricted stock units, net of settlement of taxes	75	—	—	(1,042)	—	—	—	—	(1,042)
Tax shortfall related to stock-based compensation	—	—	—	(167)	—	—	—	—	(167)
Foreign currency translation	—	—	—	—	—	—	—	12,149	12,149
Unrealized net gain on available-for-sale securities (net of taxes of $117)	—	—	—	—	—	—	—	126	126
Dividends paid ($0.20 per share)	—	—	—	—	—	(16,337)	—	—	(16,337)

Balance, April 30, 2016	74,282	7,733	10,211	$932,702	$(266,531)	$300,817	$(24,993)	$(8,428)	$933,567

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net income	$30,014	$47,366

Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation and amortization	19,753	17,879
Stock-based compensation expense	3,657	3,563
Deferred income taxes	598	(366)
Loss from Town Shoes	309	1,342
Change in fair value of contingent consideration	1,445	—
Loss on disposal of long-lived assets	160	78
Impairment of long-lived assets	—	418
Amortization of investment discounts and premiums	536	1,932
Excess tax benefit related to stock-based compensation	—	(1,552)
Gain on foreign currency exchange rate	—	(3,312)

Change in working capital, assets and liabilities:
Accounts receivable, net	1,790	226
Inventories	(48,929)	(61,260)
Prepaid expenses and other current assets	5,886	(8,644)
Accounts payable	(18,653)	23,514
Accrued expenses	13,742	25,388
Other	(494)	2,819
Net cash and equivalents provided by operating activities	$9,814	$49,391

Cash flows from investing activities:
Cash paid for property and equipment	(26,039)	(26,710)
Purchases of available-for-sale investments	(24,024)	(3,292)
Sales of available-for-sale investments	151,793	139,526
(Increase) decrease in restricted cash	(389)	4,922
Payment-in-kind interest from Town Shoes	(6,641)	(4,737)
Acquisition of Ebuys	(60,411)	—
Net cash and equivalents provided by investing activities	$34,289	$109,709

Cash flows from financing activities:
Proceeds from exercise of stock options	243	2,601
Cash paid for income taxes for shares withheld	(1,042)	(1,261)
Dividends paid	(16,337)	(17,607)
Excess tax benefit related to stock-based compensation	—	1,552
Net cash and equivalents used in financing activities	$(17,136)	$(14,715)

Effect of exchange rate changes on cash balances	$—	$3,312
Net increase in cash and equivalents	26,967	144,385
Cash and equivalents, beginning of period	32,495	59,171

	Three months ended
	April 30, 2016	May 2, 2015
Cash and equivalents, end of period	$59,462	$206,868

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$12,739	$4,442
Proceeds from construction and tenant allowances	$6,369	$3,900

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$4,817	$5,818
Contingent consideration liability	$56,000	$—

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Business Operations- DSW Inc. and its wholly owned subsidiaries are herein referred to collectively as DSW Inc. or the “Company”. DSW refers to the DSW segment, which includes DSW stores and dsw.com. DSW Inc. Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”. DSW Inc. Class B Common Shares are not listed on a stock exchange but are exchangeable for Class A Common Shares at the election of the shareholder.

DSW Inc. has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group (“ABG”) segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids. As of April 30, 2016, DSW operated a total of 478 stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During the three months ended April 30, 2016, DSW opened 10 new DSW stores.

DSW Inc., through its ABG segment, also partners with three other retailers to help build and optimize their footwear businesses. As of April 30, 2016, ABG supplied merchandise to 281 Stein Mart stores and Steinmart.com, 103 Gordmans stores and Gordmans.com, and one Frugal Fannie’s store. During the three months ended April 30, 2016, ABG added seven new shoe departments and ceased operations in one shoe department.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada. As of April 30, 2016, Town Shoes operated 189 locations across Canada primarily under The Shoe Company, Shoe Warehouse, Town Shoes and DSW banners, as well as an e-commerce site. As of April 30, 2016, there are 17 DSW Designer Shoe Warehouse stores in Canada operating under a licensing agreement. See Note 4 for further disclosure on the licensing agreement.

On March 4, 2016, the Company acquired Ebuys, Inc. ("Ebuys"), an online close-out footwear and accessories retailer. Ebuys sells products to customers located in North America, Europe, Australia and Asia. The transaction supports DSW Inc.’s efforts to grow its market share within footwear and accessories domestically and internationally.

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with DSW Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016 (the “2015 Annual Report”). In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated interim financial statements include the accounts of DSW Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States dollars ("USD"), unless otherwise noted.

Prior Period Reclassification- Certain prior period disclosure amounts have been reclassified to conform to current period presentation. Intangible assets are no longer included in other assets and are presented separately in the Company’s balance sheets. Software is no longer included in furniture, fixtures and equipment and is presented separately in the property, plant and equipment footnote (Note 10).

2.     ACQUISITION AND EQUITY METHOD INVESTMENT

Town Shoes- On May 12, 2014, DSW Inc. acquired a 49.2% ownership interest in Town Shoes for $75.1 million Canadian dollars ("CAD") ($68.9 million USD) at the purchase date. As of April 30, 2016, DSW Inc.'s ownership interest is 46.3%. The dilution of the Company's ownership is due to Town Shoes' employee exercise of stock options. DSW Inc.'s initial stake provides 50% voting control and board representation equal to the co-investor.

Additionally, the Town Shoe co-investor holds the option to sell the remaining portion of the company in fiscal 2017 to DSW Inc., and for the subsequent two years. DSW Inc. holds the option to purchase the remaining portion of the company in fiscal 2018, and for the subsequent two years, if the Town Shoe co-investor has not exercised their put option. DSW Inc. purchased $100 million CAD during the first quarter of fiscal 2015 (approximately $79 million USD at purchase date) to take advantage of the strength of the dollar and in anticipation of funding the future purchase of the remaining interest in Town Shoes. The funds are also available to fund other business opportunities or return to U.S. operations, if needed. As this was a cash transaction, the gains or losses related to the purchase of the CAD were recorded in the consolidated statement of operations. During the first quarter of fiscal 2015, the Company recorded $3.3 million in foreign currency exchange gains related to the purchase of CAD within non-operating income. The Company invested the CAD in available-for-sale securities in the second

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

quarter of fiscal 2015. For the three months ended April 30, 2016, the accumulated comprehensive loss was reduced by $8.2 million.

Ebuys- On March 4, 2016, the Company acquired Ebuys, an online close-out footwear and accessories retailer for a total purchase price of $116.4 million. In addition to cash consideration of $62.5 million, less adjustments for working capital, the consideration for the acquisition of Ebuys includes a future payment that is contingent upon the achievement of a specified milestone. The Company will revalue its contingent consideration obligation of $56.0 million each reporting period. Since the acquisition date, Ebuys has recognized revenues of $15.1 million, which is included in the consolidated statement of operations. Goodwill was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill related to this acquisition is deductible for income tax purposes.

The purchase price allocation for the Ebuys acquisition is preliminary and subject to change based on the finalization of the detailed valuations. The following table represents the estimate of the allocation of the purchase price (in thousands):

Preliminary Purchase Price Allocation
Accounts and other receivables	$1,623
Inventory	30,152
Other current assets	191
Property and equipment	1,221
Goodwill	54,785
Other intangible assets	41,301
Accounts payable and other long-term liabilities	(12,862)
Total purchase price	$116,411

The preliminary fair value of intangible assets of $41.3 million includes $5.9 million for non-compete agreements, $24.4 million for customer and online retailer relationships, and $11.0 million for trade names.

Per Accounting Standards Codification ("ASC") Topic 805, Business Combinations, the acquirer shall disclose pro-forma financial information as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. For the acquisition of Ebuys in March 2016, pro-forma information was not practicable to obtain as of the time that financial statements were ready for issuance.

The following policies represent new or updates to significant accounting policies.

Business Combination- In accordance with ASC Topic 805, Business Combinations, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition. The purchase price allocation process requires management to make significant estimates and assumptions with respect to the fair value of any intangible assets acquired, deferred revenues assumed, or contingent consideration within the arrangement. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions or estimates.

Contingent Consideration- The Company agreed to pay additional amounts to the seller contingent upon achievement of certain negotiated goals. The Company has recognized a liability for this contingent obligation based on its estimated fair value at the date of acquisition with any differences between the acquisition-date fair value and the ultimate settlement of the obligation being recognized as an adjustment to income from operations. For the three months ended April 30, 2016, the change in fair value of contingent consideration was $1.4 million and is recognized within the statements of operations.

Inventories- Merchandise inventories for Ebuys are accounted for using the cost method, where the cost is based on invoice cost.

3.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

A description of the Company's significant accounting policies is included in the 2015 Annual Report.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") released Accounting Standards Update ("ASU") 2014-09 on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods. The Company has completed an assessment identifying areas of impact for the business, including the Company's loyalty program and co-branded credit card. The Company is currently assessing and evaluating these results and developing an implementation plan, as well as evaluating the transition methods for adoption of the standard.
In April 2015, the FASB released ASU 2015-05 to provide guidance to customers concerning whether a cloud computing arrangement includes a software license. Under this new standard, 1) if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses, or 2) if the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. The Company has adopted the new standard and is applying the new guidance prospectively.
In January 2016, the FASB released ASU 2016-01, which aims to improve and achieve convergence of standards on the accounting for financial instruments. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.
In February 2016, the FASB released ASU 2016-02, which will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2018, including interim reporting periods. Early application will be permitted for all entities upon issuance of the final standard. In addition, the FASB has decided to require a lessee to apply a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements (the date of initial application). The modified retrospective approach would not require any transition accounting for leases that expired before the date of initial application. The FASB decided to not permit a full retrospective transition approach. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.
In March 2016, the FASB released ASU 2016-07, which will eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been if effect during all previous periods that the investment had been held. The ASU will be effective for fiscal years beginning after December 15, 2016, including interim reporting periods. The update should be applied prospectively upon effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.
In March 2016, the FASB released ASU 2016-09, which simplifies the guidance surrounding several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.
4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of April 30, 2016, the Schottenstein Affiliates (entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the DSW Inc. Board of Directors, and members of his family) beneficially owned approximately 18% of outstanding DSW Inc. Common Shares, representing approximately 51% of the combined voting power of outstanding DSW Inc. Common Shares. As of April 30, 2016, the Schottenstein Affiliates beneficially owned 7.2 million Class A Common Shares and 7.7 million Class B Common Shares.

The Company leases its fulfillment center and certain store locations owned by Schottenstein Affiliates and purchases services and products from Schottenstein Affiliates. Accounts receivable from and payable to affiliates principally result from

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Three months ended
	April 30, 2016	May 2, 2015

	(in thousands)
Weighted average shares outstanding	81,953	88,524
Assumed exercise of dilutive stock options	478	860
Assumed exercise of dilutive RSUs and PSUs	274	240
Number of shares for computation of diluted earnings per share	82,705	89,624

Options, RSUs and PSUs- The number of potential common shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 3.1 million and 1.2 million for the three months ended April 30, 2016 and May 2, 2015, respectively.

6.     STOCK-BASED COMPENSATION

The DSW Inc. 2014 Long-Term Incentive Plan ("the 2014 Plan") provides for the issuance of equity awards to purchase up to 8.5 million DSW Inc. Common Shares. The Company began issuing shares under the 2014 Plan after the DSW Inc. 2005 Equity Incentive Plan expired in the second quarter of fiscal 2015. The 2014 Plan covers stock options, RSUs, PSUs, director stock units ("DSUs") and Stock Appreciation Rights ("SARs"). Eligible recipients include key employees of DSW Inc. and affiliates, as well as directors. Options generally vest 20% per year on a cumulative basis. Options granted under the 2014 Plan generally remain exercisable for a period of ten years from the date of grant.

Stock-Based Compensation Expense- The following table summarizes stock-based compensation expense:

	Three months ended
	April 30, 2016	May 2, 2015

	(in thousands)
Stock options	$1,677	$1,996
Restricted stock units	1,230	867
Performance-based restricted stock units	682	658
Director stock units	68	42
Total	$3,657	$3,563

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock Options, RSUs, PSUs and DSUs- The following table summarizes all stock-based compensation activity:

	Three months ended
	April 30, 2016
	Stock Options	RSUs	PSUs	DSUs

	(in thousands)
Outstanding, beginning of period	3,849	372	293	305
Granted	835	171	109	5
Options exercised/units vested	(17)	(81)	(32)	(2)
Forfeited	(16)	(7)	(2)	—
Outstanding, end of period	4,651	455	368	308
Exercisable, end of period	2,347	—	—	—

The following table summarizes the total compensation cost related to nonvested shares not yet recognized and the weighted average expense recognition period remaining (amounts in thousands):

	Three months ended
	April 30, 2016
	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$18,126	$9,968	$6,178
Weighted average expense recognition period	2.4 years	2.2 years	2.3 years

The following table illustrates the weighted average assumptions used in the Black-Scholes pricing model for options granted in each of the periods presented:

	Three months ended
Assumptions:	April 30, 2016	May 2, 2015
Risk-free interest rate	1.5%	1.4%
Expected volatility of DSW Inc. Common Shares	36.0%	37.9%
Expected option term	5.4 years	5.1 years
Dividend yield	3.0%	2.1%
Other Data:
Weighted average grant date fair value	$6.59	$10.24

Stock Appreciation Rights (“SARs”)- The 2014 Plan also covers the issuance of SARs. DSW Inc. entered into a SARs agreement with a non-employee on June 16, 2014, wherein DSW Inc. granted a total of 0.5 million SARs in two equal tranches with respect to DSW Class A Common Shares. On April 16, 2015, DSW Inc. provided notice of termination of the agreement with the non-employee resulting in an acceleration of the vesting of the SARs as outlined in the agreement, and the SARs remain exercisable until June 2016. DSW Inc. will value the SARs at fair value until the expiration or exercise date using a Black-Scholes model. During the three months ended April 30, 2016 and May 2, 2015, DSW recorded a benefit of $0.3 million and expense of $3.5 million, respectively. As of April 30, 2016, the liability was $0.3 million.

The fair value of the SARs was estimated using the Black-Scholes pricing model with the following assumptions in each of the periods presented:

	As of
Assumptions:	April 30, 2016	January 30, 2016	May 2, 2015
Risk-free interest rate	0.2%	0.4%	0.2%
Expected volatility of DSW Inc. Class A Common Shares	30.7%	33.0%	25.7%
Expected term	0.1 years	0.4 years	1.0 year
Expected dividend yield	2.5%	2.5%	2.4%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.     INVESTMENTS

For the available-for-sale bonds and term notes, the carrying value, plus any unrealized gains or losses, equals the fair value. The unrealized holding gains or losses for the available-for-sale securities are reported in other comprehensive income. The Company accounts for its purchases and sales of investments on the trade date of the investment. The classification of available-for-sale securities is based on management's intention of the use of the investments. The Company used a portion of these investments for its acquisition of Ebuys (see Note 2 for additional discussion on the acquisition of Ebuys).

The following table discloses the major categories of the Company's investments as of the dates presented:

	Short-term investments			Long-term investments
	April 30, 2016	January 30, 2016	May 2, 2015	April 30, 2016	January 30, 2016	May 2, 2015

	(in thousands)
Available-for-sale securities:
Carrying value	$97,236	$225,985	$128,779	$80,748	$72,153	$121,011

Unrealized gains included in accumulated other comprehensive loss	411	477	38	22	22	38
Unrealized losses included in accumulated other comprehensive loss	(35)	(435)	(112)	(314)	(222)	(325)

Total investments	$97,612	$226,027	$128,705	$80,456	$71,953	$120,724

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

•	Level 3 inputs are unobservable inputs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Financial Assets and Liabilities- The following table presents financial assets and liabilities at fair value as of the dates presented:

	April 30, 2016				January 30, 2016				May 2, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2

	(in thousands)
Financial assets:
Cash and equivalents	$59,462	$59,462	—	—	$32,495	$32,495	—	—	$206,868	$206,868	—
Short-term investments(a)	97,612	5,676	$91,936	—	226,027	2,127	$223,900	—	128,705	—	$128,705
Long-term investments(a)	80,456	286	80,170	—	71,953	181	71,772	—	120,724	—	120,724
Cost method investments(b)	7,250	—	—	$7,250	6,000	—	—	$6,000	—	—	—
Note receivable from Town Shoes(c)	43,198	—	43,198	—	33,311	—	33,311	—	46,686	—	46,686
Total financial assets	$287,978	$65,424	$215,304	$7,250	$369,786	$34,803	$328,983	$6,000	$502,983	$206,868	$296,115

Financial liabilities:
Stock appreciation rights(d)	$262	—	$262	—	$561	—	$561	—	$5,231	—	$5,231
Contingent consideration(e)	57,445	—	—	$57,445	—	—	—	—	—	—	—
Total financial liabilities	$57,707	$—	$262	$57,445	$561	$—	$561	$—	$5,231	$—	$5,231

(a) Short-term and long-term investments are valued using a market-based approach using Level 2 inputs such as prices of similar assets in active markets.

(b) Cost method investments are valued using Level 3 inputs. The fair value approximates the carrying value as there have been no triggering events that would indicate impairment.

(c) The Company estimated the fair value of the note receivable based upon current interest rates offered on similar instruments. The reduction in fair value is based on the change in comparable rates on similar instruments. Based on the Company’s intention and ability to hold the note until maturity or the exercise of the put/call option (see Note 2), the carrying value is not other-than-temporarily impaired.

(d) Stock appreciation rights are valued using the Black-Scholes model.

(e) Included in the Level 3 liabilities is the contingent consideration liability related to the Company's acquisition of Ebuys. The liability is adjusted to fair value each reporting period. The categorization of the framework used to price the liability is considered Level 3 due to the subjective nature of the unobservable inputs used to determine the fair value.

Level 3 Measurements- Financial assets and liabilities are considered Level 3 when the fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.

The following table presents activity related to Level 3 fair value measurement for cost method investments for the periods presented:

	Fiscal period ended
	April 30, 2016	January 30, 2016

	(in thousands)
Carrying value, beginning of period	$6,000	—
Additional cost method investment	1,250	$6,000
Carrying value, end of period	$7,250	$6,000

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents activity related to Level 3 fair value measurements for DSW Inc.'s contingent consideration liability for the period presented:

Three months ended
April 30, 2016
(in thousands)
Balance, acquisition date of contingent consideration	$56,000
Change in fair value of contingent consideration	1,445
Balance, end of quarter	$57,445

Non-Financial Assets- The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite-lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. For the three months ended April 30, 2016, there was no impairment. For the three months ended May 2, 2015, there was a full impairment related to one store in the ABG segment of $0.4 million recorded in cost of sales where the future expected cash flows will not recover the carrying amount of its long-lived assets.

9. DEBT OBLIGATIONS

The Company has a $100 million Secured Credit Facility and a $50 million Letter of Credit Agreement, which are described more fully in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

The Company paid $26.0 million for capital expenditures for the three months ended April 30, 2016.

As of April 30, 2016, January 30, 2016 and May 2, 2015, the Company had no outstanding borrowings or letters of credit under the Credit Facility with availability of $100 million, $100 million and $50 million, respectively.

As of April 30, 2016, January 30, 2016 and May 2, 2015, the Company had $7.1 million, $7.1 million and $4.4 million, respectively, in outstanding letters of credit under the Letter of Credit Agreement, and $8.1 million, $7.7 million and $6.6 million, respectively, in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

10.    PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following as of the periods presented:

	April 30, 2016	January 30, 2016	May 2, 2015

	(in thousands)
Land	$1,110	$1,110	$1,110
Furniture, fixtures and equipment	392,346	385,780	344,763
Software	125,530	120,567	108,991
Buildings, building and leasehold improvements	391,552	385,861	362,242
Total property and equipment	910,538	893,318	817,106
Accumulated depreciation and amortization	(536,559)	(519,077)	(470,194)
Property and equipment, net	$373,979	$374,241	$346,912

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following as of the periods presented:

	April 30, 2016	January 30, 2016	May 2, 2015

	(in thousands)
Gift cards and merchandise credits	$39,385	$43,446	$36,404
Compensation	18,145	8,042	17,332
Taxes	20,944	17,004	34,312
Customer loyalty program	10,987	10,084	16,009
Other accrued expenses (1)	36,305	29,224	32,317
Total accrued expenses	$125,766	$107,800	$136,374

(1) Other accrued expenses is comprised of deferred revenue, sales return allowance, stock appreciation rights and various other accrued expenses, including advertising, professional fees and rent.

12.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following as of the periods presented:

	April 30, 2016	January 30, 2016	May 2, 2015

	(in thousands)
Construction and tenant allowances	$87,002	$86,777	$85,664
Deferred rent	37,931	37,650	38,007
Other non-current liabilities (1)	17,760	16,332	17,722
Total non-current liabilities	$142,693	$140,759	$141,393

(1) Other non-current liabilities is comprised of a reserve for a lease of an office facility assumed in the merger with Retail Ventures, Inc. ("RVI"), income tax reserves and deferred compensation. As of April 30, 2016, the accrual related to the office facility was $9.2 million.

13.    SEGMENT REPORTING

The Company's operating segments are the DSW segment, which includes DSW stores and dsw.com, the ABG segment and Other, which includes Ebuys. The Company has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. As of April 30, 2016, the goodwill balance of $80.7 million is made up of $25.9 million recorded in the DSW segment and $54.8 million recorded in Other related to Ebuys. The goodwill balance of $25.9 million as of January 30, 2016 and May 2, 2015 is recorded in the DSW segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	DSW segment	ABG segment	Other(1)	Total

	(in thousands)
Three months ended April 30, 2016
Net sales	$623,032	$43,139	$15,096	$681,267
Gross profit	191,419	10,813	2,125	204,357
Capital expenditures	17,350	324	—	17,674

Three months ended May 2, 2015
Net sales	$612,211	$43,275	—	$655,486
Gross profit	204,062	8,996	—	213,058
Capital expenditures	27,235	107	—	27,342

Total Assets
As of April 30, 2016	$1,074,766	$105,556	$276,668	$1,456,990
As of January 30, 2016	1,126,179	105,259	137,671	1,369,109
As of May 2, 2015	1,261,342	110,249	150,369	1,521,960

(1) Other includes assets, liabilities and expenses of the former RVI (see Note 15), Town Shoes and Ebuys (see Note 2).

14.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective tax rate reflects the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. The effective tax rate for the three months ended April 30, 2016 and May 2, 2015 is 38.9% and 38.1%, respectively.

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

Merger with Retail Ventures, Inc. ("the Merger")- As of the effective time of the Merger, a subsidiary of DSW Inc. assumed the obligations under RVI’s guarantees related to discontinued operations. DSW Inc. may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to these discontinued operations. In the first quarter of fiscal 2015, the Company recorded a $2.0 million benefit from the final distribution from the bankruptcy debtor's estates related to Filene's Basement's bankruptcy in 2011 within the consolidated statement of operations.

Contractual Obligations- As of April 30, 2016, the Company has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. The Company's obligations under these commitments were $2.7 million as of April 30, 2016. In addition, the Company has signed lease agreements for 32 new DSW store locations, expected to be opened in fiscal 2016 and 2017, with total annual rent of $9.1 million. In connection with the new lease agreements, the Company will receive a total of $13.6 million of construction and tenant allowance reimbursements for expenditures at these locations.

16.    SUBSEQUENT EVENTS

Dividends- On May 24, 2016, DSW Inc.'s Board of Directors declared a quarterly cash dividend payment of $0.20 per share. The dividend will be paid on June 30, 2016 to shareholders of record at the close of business on June 16, 2016. The payment of any future dividends is at the discretion of the Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

All references to “we,” “us,” “our,” or the “Company” in this Quarterly Report on Form 10-Q mean DSW Inc. and its wholly owned subsidiaries. DSW refers to the DSW segment, which includes DSW stores and dsw.com. DSW Inc. Class A Common Shares are listed for trading under the ticker symbol “DSW” on the New York Stock Exchange (“NYSE”).

Company Overview

DSW is the destination for fabulous brands at a great value every single day. With a breathtaking assortment of shoes, handbags and accessories for women, men and children in 478 stores nationwide and on dsw.com, DSW strives to delight customers with finding the perfect shoe at an incredible price. Our DSW stores average approximately 21,000 square feet and carry approximately 23,000 pairs of shoes. In addition, our DSW Rewards loyalty program means shopping comes with perks; members earn points towards certificates every time they purchase. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

As a segment of DSW Inc., the Affiliated Business Group ("ABG") partners with multi-category retailers to develop strategies and business models for targeted shoe assortments. ABG provides service to 385 store locations and e-commerce channels through leased partnerships with Stein Mart, Gordmans and Frugal Fannie's.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada, with sales of $75 million CAD for the first quarter of fiscal 2016. As of April 30, 2016, Town Shoes operated 189 locations across Canada, primarily under The Shoe Company, Shoe Warehouse, Town Shoes and DSW banners, as well as an e-commerce site. In 2014, DSW Inc. entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse trade name for their new larger concept Canadian stores. As of April 30, 2016, there are 17 DSW Designer Shoe Warehouse stores in Canada.

On March 4, 2016, the Company acquired Ebuys, Inc. ("Ebuys"), an online close-out footwear and accessories retailer. Ebuys sells products to customers located in North America, Europe, Australia and Asia. The transaction supports DSW Inc.’s efforts to grow its market share within footwear and accessories domestically and internationally.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in our Form 10-K filed on March 24, 2016, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

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

Results of Operations

The following table includes selected components of our results of operations, expressed as percentages of net sales:

	Three months ended
	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Cost of sales	(70.0)	(67.5)
Gross profit	30.0	32.5
Operating expenses	(22.6)	(21.3)
Change in fair value of contingent consideration	(0.2)	—
Operating profit	7.2	11.2
Interest income, net	0.1	0.1
Non-operating income	0.0	0.5
Income before income taxes and loss from Town Shoes	7.3	11.8
Income tax provision	(2.8)	(4.4)
Loss from Town Shoes	(0.0)	(0.2)
Net income	4.5%	7.2%

Overview. Our reported net income for the three months ended April 30, 2016 was $30.0 million, or $0.36 per share, including pre-tax charges of $4.5 million, or $0.04 per share, related to transaction costs, purchase accounting impacts and fair market value accounting for the contingent consideration of Ebuys. This compares against last year’s net income of $47.4 million, or $0.53 per share.

THREE MONTHS ENDED APRIL 30, 2016 COMPARED TO THREE MONTHS ENDED MAY 2, 2015

Net Sales. Net sales for the first quarter of fiscal 2016 increased 3.9% compared to the first quarter of fiscal 2015. The following table summarizes the net change in our net sales (in millions):

Net sales for the three months ended May 2, 2015	$655.5
Decrease in comparable sales	(10.2)
Increase due to Ebuys sales	15.1
Net increase from non-comparable and closed store sales	20.9
Net sales for the three months ended April 30, 2016	$681.3

The following table summarizes our net sales by segment and in total:

	Three months ended
	April 30, 2016	May 2, 2015

	(in thousands)
DSW segment	$623,032	$612,211
ABG segment	43,139	43,275
Other(1)	15,096	—
Total DSW Inc.	$681,267	$655,486

(1) Other represents net sales for Ebuys.

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	April 30, 2016	May 2, 2015
DSW segment	(1.4)%	5.1%
ABG segment	(3.4)%	5.0%
Total DSW Inc.	(1.6)%	5.1%

Our increase in total net sales for the three months ended April 30, 2016 was primarily a result of 10 new store openings, merchandising and marketing strategies, as well as strategic investments in information technology and marketing. Transactions for the DSW segment increased in the low single digits offset by a low single digit decline in average dollar sales. Sales for the ABG segment remained relatively flat, while revenue from our Ebuys acquisition (included in Other above) contributed $15.1 million to our top line.

During the first quarter of fiscal 2016, our comparable sales performance for women's footwear, men's footwear and accessories declined in the mid-single digit range. On a unit basis, comparable sales were flat during the quarter, but higher markdowns to activate customers lowered average unit retail. Regular price comparable sales were flat and clearance comparable sales were down partially due to lower clearance units on hand. We continued to see momentum in the athletic footwear category, which experienced comparable sales increase in the mid-teens, led by new offerings in fashion and performance athletic.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 30.0% in the first quarter of fiscal 2016 from 32.5% in the first quarter of fiscal 2015. By segment and in total, gross profit as a percentage of net sales was:

	Three months ended
	April 30, 2016	May 2, 2015
DSW segment	30.7%	33.3%
ABG segment	25.1%	20.8%
Other(1)	14.1%	—%
Total DSW Inc.	30.0%	32.5%

(1) Other represents gross profit for Ebuys.

The reconciliation of merchandise margin (a non-generally accepted accounting principles ("GAAP") measure) to gross profit is provided below:

	Three months ended
	April 30, 2016		May 2, 2015
DSW segment gross profit		30.7%		33.3%
DSW segment merchandise margin	43.9%		45.8%
Store occupancy expense	10.9%		10.4%
Distribution and fulfillment expenses	2.3%		2.1%

ABG segment gross profit		25.1%		20.8%
ABG segment merchandise margin	46.6%		46.1%
Store occupancy expense	20.4%		24.2%
Distribution and fulfillment expense	1.1%		1.1%

Other gross profit		14.1%		—%
Other merchandise margin	34.6%		—%
Marketplace fees	11.0%		—%
Distribution and fulfillment expense	9.5%		—%

Gross profit for the DSW segment decreased as a percentage of net sales primarily due to higher markdowns, lower initial markup from category mix and sharper pricing. Occupancy, distribution and fulfillment costs deleveraged due to a higher mix of digital sales. Gross profit for our ABG segment increased for the first quarter of 2016 primarily as a result of last year's impairment charges at ABG. Other represents gross profit for Ebuys.

Operating Expenses. Reported operating expenses as a percentage of net sales were 22.6% and 21.3% for the first quarter of fiscal 2016 and fiscal 2015, respectively. The deleverage was driven by increased marketing spend, technology investments and higher home office overhead.

Change in Fair Value of Contingent Consideration. For the three months ended April 30, 2016, the change in fair value of contingent consideration was $1.4 million due to the passage of time. The consideration for our acquisition of Ebuys includes a future payment that is contingent upon the achievement of a specified milestone. We will revalue our contingent consideration obligation each reporting period. The change in the fair value of our contingent consideration is recognized within our statement of operations.

Interest Income, Net. Interest income, net for the three months ended April 30, 2016 decreased $0.4 million compared to the three months ended May 2, 2015 due to lower cash and investments.

Non-operating Income. DSW Inc. reported a foreign currency gain of $3.3 million related to the purchase of $100 million CAD in the first quarter of 2015. The CAD was invested during the second quarter of 2015 and any foreign exchange gains/losses are recorded in other comprehensive income. Non-operating income also includes realized capital gains/losses related to the Company's investment portfolio.

Income Taxes. The effective tax rate reflects the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. The effective tax rate for the three months ended April 30, 2016 and May 2, 2015 was 38.9% and 38.1%, respectively.

Loss from Town Shoes. Loss from Town Shoes for the three months ended April 30, 2016 decreased $1.0 million compared to the three months ended May 2, 2015 due to improved operating results. Loss from Town Shoes includes DSW's portion of the income or loss in Town Shoes' operations, partially offset by interest income on the shareholder note.

Non-GAAP Measures

We utilize merchandise margin (a non-GAAP financial measure), defined as gross profit excluding occupancy and distribution and fulfillment expenses, to explain our gross profit performance. We also utilize free cash flow (a non-GAAP liquidity measure), defined as cash flows from operating activities less capital expenditures. Management believes these non-GAAP measures are an indication of our performance as the measures provide a consistent means of comparing performance between periods. Management uses these non-GAAP measures to assist in the evaluation of the performance of our segments and to make operating decisions. Within the Management’s Discussion and Analysis, we disclose merchandise margin, store occupancy expenses and distribution and fulfillment expenses, as a percentage of net sales. Within the Liquidity and Capital Resources section, we disclose and reconcile free cash flows for the three months ended April 30, 2016 and May 2, 2015.

Seasonality

Our business is subject to seasonal merchandise trends when our customers’ interest in new seasonal styles increases. New spring styles are primarily introduced in the first quarter, and new fall styles are primarily introduced in the third quarter.

Liquidity and Capital Resources

Overview. Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from our operations, together with our current levels of cash and investments, as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, and fund capital expenditures related to projected business growth.

Net Working Capital. Net working capital is defined as current assets less current liabilities. As of April 30, 2016, January 30, 2016 and May 2, 2015, net working capital was $444.6 million, $472.2 million and $586.9 million, respectively. As of April 30, 2016, January 30, 2016 and May 2, 2015, the current ratio was 2.4, 2.5 and 2.8, respectively.

In November 2015, the FASB released ASU 2015-17, which requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. We elected to early adopt the standard in the fourth quarter of fiscal 2015 and applied the amendments retrospectively to maintain comparability of our balance sheet and related ratios. The change in accounting standard has been applied retrospectively by adjusting the balance sheet for the prior period presented.
The table below represents the change in net working capital and the current ratio for the prior period presented:

	As of May 2, 2015
	As previously reported	As adjusted

	(in thousands)
Net working capital	$608,722	$586,864
Current ratio	2.8	2.8

Operating Cash Flows. For the three months ended April 30, 2016, our net cash provided by operations was $9.8 million compared to $49.4 million for the three months ended May 2, 2015, with the change driven primarily by changes in working capital. The largest driver of the change in working capital is our accounts payable balance, which increased in the first quarter of 2015 due to the West Coast port strike, which slowed the flow of merchandise and the corresponding payables.

Investing Cash Flows. For the three months ended April 30, 2016, our net cash provided by investing activities was $34.3 million compared to $109.7 million for the three months ended May 2, 2015. During the three months ended April 30, 2016, we incurred $17.7 million for capital expenditures, of which $10.9 million related to new stores and remodels and $6.8 million related to business infrastructure. During the three months ended April 30, 2016, we had net sales of short-term and long-term investments of $127.8 million compared to $136.2 million during the three months ended May 2, 2015. The overall decrease in investment activity for the first quarter of 2016 was attributable in part to liquidation of our investments to fund the acquisition of Ebuys. The amount paid of $60.4 million for the acquisition of Ebuys is included as a cash outflow within investing activities for the three months ended April 30, 2016.

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

Financing Cash Flows. For the three months ended April 30, 2016, our net cash used in financing activities was $17.1 million compared to $14.7 million for the three months ended May 2, 2015. Net cash used in financing activities was primarily related to the payment of dividends for the three months ended April 30, 2016 and May 2, 2015.

Free cash flow (a non-GAAP liquidity measure), is defined as cash flows from operating activities less capital expenditures. The table below represents the free cash flow for the periods presented:

	Three months ended
	April 30, 2016	May 2, 2015

	(in thousands)
Cash flows from operating activities	$9,814	$49,391
Capital expenditures	17,674	27,342
Free cash flow	$(7,860)	$22,049

The Company has a $100 million Secured Credit Facility and a $50 million Letter of Credit Agreement, which are described more fully in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

As of April 30, 2016, January 30, 2016 and May 2, 2015, the Company had no outstanding borrowings or letters of credit under the Credit Facility with availability of $100 million, $100 million and $50 million, respectively.

As of April 30, 2016, January 30, 2016 and May 2, 2015, the Company had $7.1 million, $7.1 million and $4.4 million, respectively, in outstanding letters of credit under the Letter of Credit Agreement, and $8.1 million, $7.7 million and $6.6 million, respectively, in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Contractual Obligations

As of April 30, 2016, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. The Company's obligations under these commitments were $2.7 million as of April 30, 2016. In addition, the Company has signed lease agreements for 32 new DSW store locations, expected to be opened in fiscal 2016 and 2017, with total annual rent of $9.1 million. In connection with the new lease agreements, the Company will receive a total of $13.6 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of April 30, 2016, we operated all of our stores and our fulfillment center from leased facilities. Ebuys also operates from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on a lease by lease review at lease inception. DSW does not have any capital leases of real estate as of April 30, 2016, January 30, 2016 and May 2, 2015.

Future Cash

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to DSW Inc. shareholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to DSW Inc. or a U.S. affiliate.

Off-Balance Sheet Arrangements

As of April 30, 2016, DSW Inc. has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

Proposed Accounting Standards

The FASB periodically issues Accounting Standards Updates, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the condensed consolidated financial statements for new accounting standards that will impact the Company.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Cash and Equivalents and Investments- Our cash and equivalents have maturities of 90 days or less. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation insurance limits. We also have available-for-sale investments.

$100 Million Credit Facility and $50 Million Letter of Credit Agreement- As of April 30, 2016, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Foreign Currency Exchange Risk- As a result of our equity investment in Town Shoes, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

During the first quarter of 2015, we purchased $100 million CAD, which we held in Canadian bank accounts. During the second quarter of 2015, we invested the $100 million CAD in available-for-sale securities in Canada. As the CAD was fully invested during the second quarter of 2015, any gains/losses due to remeasurement will be recorded in other comprehensive income. If the funds are transferred to cash, we will be exposed to foreign currency rate risk due to remeasurement in our statement of operations.

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

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(e), during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company's legal proceedings are set forth in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 1A. Risk Factors.

The Company's risk factors are set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. None.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

Share Repurchase Program- In fiscal 2015, the Board of Directors approved a $200 million share repurchase program. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. Shares will be repurchased on the open market at times and in amounts considered appropriate by the Company based on price and market conditions. As of April 30, 2016, we have repurchased a total of 10.2 million Class A common shares at a cost of $266.5 million, with $83.5 million remaining available. The shares withheld and repurchased are summarized in the table below (in thousands, except per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 31, 2016 to February 27, 2016	—	—	—	$83,469
February 28, 2016 to April 2, 2016(a)	39	$26.60	—	83,469
April 3, 2016 to April 30, 2016	—	—	—	83,469
	39	$26.60	—	$83,469

(a) The total number of shares repurchased relates to shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

Item 3.    Defaults Upon Senior Securities. None.

Item 4.    Mine Safety Disclosures. Not Applicable.

Item 5.    Other Information. None.

Item 6.    Exhibits. See Index to Exhibits on page 26.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DSW INC.
(Registrant)

Date:	June 2, 2016	By:	/s/ Mary Meixelsperger
Mary Meixelsperger
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation of DSW Inc. dated November 1, 2013. Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (file no. 001-32545) filed November 4, 2013.
3.2		Amended and Restated Code of Regulations of DSW Inc. Incorporated by reference to Exhibit 3.2 to DSW's Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1		Specimen Class A Common Shares Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K (file no. 001-32545) filed April 13, 2006.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer
101	*	XBRL Instance Documents
* Filed herewith