Form 10-Q
period 2016-07-30
DSW Inc.
filed 2016-09-01
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016

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

The number of outstanding Class A Common Shares, without par value, as of August 26, 2016 was 74,501,062 and Class B Common Shares, without par value, as of August 26, 2016 was 7,732,807.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$658,944	$627,206	$1,340,211	$1,282,692
Cost of sales	(472,083)	(435,904)	(948,993)	(878,332)
Operating expenses	(145,088)	(131,721)	(299,284)	(271,207)
Change in fair value of contingent consideration	(2,166)	—	(3,611)	—
Operating profit	39,607	59,581	88,323	133,153
Interest expense	(50)	(40)	(99)	(78)
Interest income	673	792	1,243	1,750
Interest income, net	623	752	1,144	1,672
Non-operating income (expense)	100	(7)	264	3,305
Income before income taxes and income (loss) from Town Shoes	40,330	60,326	89,731	138,130
Income tax provision	(15,716)	(22,486)	(34,794)	(51,582)
Income (loss) from Town Shoes	418	(230)	109	(1,572)
Net income	$25,032	$37,610	$55,046	$84,976

Basic and diluted earnings per share:
Basic earnings per share	$0.31	$0.42	$0.67	$0.96
Diluted earnings per share	$0.30	$0.42	$0.67	$0.95

Shares used in per share calculations:
Basic shares	82,053	88,713	82,003	88,619
Diluted shares	82,655	89,693	82,691	89,660

Other comprehensive income:
Foreign currency translation (loss) gain	$(4,903)	$(8,652)	$7,246	$(6,838)
Unrealized net gain (loss) on available-for-sale securities (net of taxes of $14, $6, $130 and $6, respectively)	150	50	276	(311)
Total comprehensive income	$20,279	$29,008	$62,568	$77,827

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
Cash and equivalents	$62,324	$32,495	$151,007
Short-term investments	103,467	226,027	140,821
Accounts receivable, net	18,848	15,437	18,533
Accounts receivable from related parties	81	27	63
Inventories	556,183	484,236	505,170
Prepaid expenses and other current assets	30,040	37,444	31,599
Prepaid rent to related parties	12	2	—
Total current assets	770,955	795,668	847,193

Property and equipment, net	379,643	374,241	354,477
Long-term investments	77,901	71,953	179,305
Goodwill	81,043	25,899	25,899
Deferred income taxes	20,690	21,815	32,111
Long-term prepaid rent to related parties	821	875	866
Investment in Town Shoes	17,261	21,188	21,986
Note receivable from Town Shoes	50,200	44,170	44,627
Intangible assets	39,316	46	46
Other assets	21,145	13,254	7,554
Total assets	$1,458,975	$1,369,109	$1,514,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$198,584	$214,893	$190,382
Accounts payable to related parties	656	733	529
Accrued expenses	115,192	107,800	113,466
Total current liabilities	314,432	323,426	304,377

Non-current liabilities	143,562	140,759	144,029
Commitments and contingencies	59,611	—	—
Total liabilities	$517,605	$464,185	$448,406

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000 Class A Common Shares authorized; 84,570, 84,396 and 84,047 issued, respectively; 74,359, 74,185 and 81,011 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733 issued and outstanding	$936,572	$930,011	$920,682
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost, 10,211, 10,211 and 3,036 outstanding, respectively	(266,531)	(266,531)	(86,938)
Retained earnings	309,503	287,140	270,510
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(13,181)	(20,703)	(13,603)
Total shareholders’ equity	$941,370	$904,924	$1,065,658
Total liabilities and shareholders’ equity	$1,458,975	$1,369,109	$1,514,064

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital	Treasury shares
Balance, January 31, 2015	80,666	7,733	3,036	$908,679	$(86,938)	$220,826	$(24,993)	$(6,454)	$1,011,120

Net income	—	—	—	—	—	84,976	—	—	84,976
Stock-based compensation expense, before related tax effects	—	—	—	6,729	—	—	—	—	6,729
Stock units granted	31	—	—	926	—	—	—	—	926
Exercise of stock options	263	—	—	3,431	—	—	—	—	3,431
Vesting of restricted stock units, net of settlement of taxes	51	—	—	(1,272)	—	—	—	—	(1,272)
Excess tax benefits related to stock-based compensation	—	—	—	2,189	—	—	—	—	2,189
Foreign currency translation	—	—	—	—	—	—	—	(6,838)	(6,838)
Unrealized net loss on available-for-sale securities (net of taxes of $6)	—	—	—	—	—	—	—	(311)	(311)
Dividends paid ($0.40 per share)	—	—	—	—	—	(35,292)	—	—	(35,292)

Balance, August 1, 2015	81,011	7,733	3,036	$920,682	$(86,938)	$270,510	$(24,993)	$(13,603)	$1,065,658

Balance, January 30, 2016	74,185	7,733	10,211	$930,011	$(266,531)	$287,140	$(24,993)	$(20,703)	$904,924

Net income	—	—	—	—	—	55,046	—	—	55,046
Stock-based compensation expense, before related tax effects	—	—	—	6,326	—	—	—	—	6,326
Stock units granted	52	—	—	990	—	—	—	—	990
Exercise of stock options	37	—	—	429	—	—	—	—	429
Vesting of restricted stock units, net of settlement of taxes	85	—	—	(1,104)	—	—	—	—	(1,104)
Tax shortfall related to stock-based compensation	—	—	—	(80)	—	—	—	—	(80)
Foreign currency translation	—	—	—	—	—	—	—	7,246	7,246
Unrealized net gain on available-for-sale securities (net of taxes of $130)	—	—	—	—	—	—	—	276	276
Dividends paid ($0.40 per share)	—	—	—	—	—	(32,683)	—	—	(32,683)

Balance, July 30, 2016	74,359	7,733	10,211	$936,572	$(266,531)	$309,503	$(24,993)	$(13,181)	$941,370

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net income	$55,046	$84,976

Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation and amortization	40,389	36,712
Stock-based compensation expense	7,316	7,655
Deferred income taxes	1,125	(1,033)
(Income) loss from Town Shoes	(109)	1,572
Change in fair value of contingent consideration	3,611	—
Loss on disposal of long-lived assets	702	292
Impairment of long-lived assets	—	418
Amortization of investment discounts and premiums	759	3,432
Excess tax benefits related to stock-based compensation	—	(2,189)
Gain on foreign currency exchange rate	—	(3,305)

Change in working capital, assets and liabilities:
Accounts receivable, net	(1,842)	5,811
Inventories	(41,795)	(54,334)
Prepaid expenses and other current assets	7,946	9,051
Accounts payable	(17,059)	17,693
Accrued expenses	3,256	1,984
Other	1,799	5,835
Net cash and equivalents provided by operating activities	$61,144	$114,570

Cash flows from investing activities:
Cash paid for property and equipment	(51,934)	(50,979)
Purchases of available-for-sale investments	(57,484)	(105,572)
Sales of available-for-sale investments	178,980	163,808
(Increase) decrease in restricted cash	(467)	2,385
Payment-in-kind interest from Town Shoes	(6,641)	(4,737)
Acquisition of Ebuys	(60,411)	—
Net cash and equivalents provided by investing activities	$2,043	$4,905

Cash flows from financing activities:
Proceeds from exercise of stock options	429	3,431
Cash paid for income taxes for shares withheld	(1,104)	(1,272)
Dividends paid	(32,683)	(35,292)
Excess tax benefits related to stock-based compensation	—	2,189
Net cash and equivalents used in financing activities	$(33,358)	$(30,944)

Effect of exchange rate changes on cash balances	$—	$3,305
Net increase in cash and equivalents	29,829	88,531
Cash and equivalents, beginning of period	32,495	59,171
Cash and equivalents, end of period	$62,324	$151,007

	Six months ended
	July 30, 2016	August 1, 2015
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$25,685	$43,705
Proceeds from construction and tenant allowances	$9,179	$14,004

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$4,944	$8,277
Contingent consideration liability	$59,611	$—

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

DSW Inc. has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group (“ABG”) segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids. As of July 30, 2016, DSW operated a total of 480 stores located in 42 states, the District of Columbia and Puerto Rico, and dsw.com. During the six months ended July 30, 2016, DSW opened 13 new DSW stores and closed one DSW store.

DSW Inc., through its ABG segment, also partners with three other retailers to help build and optimize their footwear businesses. As of July 30, 2016, ABG supplied merchandise to 281 Stein Mart stores and Steinmart.com, 103 Gordmans stores and Gordmans.com, and one Frugal Fannie’s store. During the six months ended July 30, 2016, ABG added eight new shoe departments and ceased operations in two shoe departments.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada. As of July 30, 2016, Town Shoes operated 186 locations across Canada primarily under The Shoe Company, Shoe Warehouse, Town Shoes and DSW banners, as well as an e-commerce site. As of July 30, 2016, there are 17 DSW Designer Shoe Warehouse stores in Canada operating under a licensing agreement. See Note 4 for further disclosure on the licensing agreement.

On March 4, 2016, the Company acquired Ebuys, Inc. ("Ebuys"), a leading off price footwear and accessories retailer operating in digital marketplaces. Ebuys sells products to customers located in North America, Europe, Australia and Asia. The transaction supports DSW Inc.’s efforts to grow its market share within footwear and accessories domestically and internationally.

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

2.     ACQUISITION AND EQUITY METHOD INVESTMENT

Town Shoes- On May 12, 2014, DSW Inc. acquired a 49.2% ownership interest in Town Shoes for $75.1 million Canadian dollars ("CAD") ($68.9 million USD) at the purchase date. As of July 30, 2016, DSW Inc.'s ownership interest is 46.3%. The dilution of the Company's ownership is due to Town Shoes' employee exercise of stock options. DSW Inc.'s initial stake provides 50% voting control and board representation equal to the co-investor.

Additionally, the Town Shoe co-investor holds the option to sell the remaining portion of the company in fiscal 2017 to DSW Inc., and for the subsequent two years. DSW Inc. holds the option to purchase the remaining portion of the company in fiscal 2018, and for the subsequent two years, if the Town Shoe co-investor has not exercised their put option. DSW Inc. purchased $100 million CAD during the first quarter of fiscal 2015 (approximately $79 million USD at purchase date) to take advantage of the strength of the dollar and in anticipation of funding the future purchase of the remaining interest in Town Shoes. The funds are also available to fund other business opportunities or return to U.S. operations, if needed. As this was a cash transaction, the gains or losses related to the purchase of the CAD were recorded in the consolidated statement of operations. During the first quarter of fiscal 2015, the Company recorded $3.3 million in foreign currency exchange gains related to the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

purchase of CAD within non-operating income. The Company invested the CAD in available-for-sale securities in the second quarter of fiscal 2015. The accumulated comprehensive loss was impacted by an increase of $2.9 million for the three months ended July 30, 2016 and a decrease of $5.3 million for the six months ended July 30, 2016.

Ebuys- On March 4, 2016, the Company acquired Ebuys, a digital marketplace and accessories retailer, for a total purchase price of $116.4 million. In addition to cash consideration of $62.5 million, less adjustments for working capital, the purchase price includes future payments that are contingent upon the achievement of specified milestones. The Company will revalue its contingent consideration obligation of $56.0 million each reporting period. Since the acquisition date, Ebuys has recognized revenues of $34.7 million, which is included in the consolidated statement of operations. Goodwill was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill related to this acquisition is deductible for income tax purposes.

The purchase price allocation for the Ebuys acquisition is preliminary and subject to change based on the finalization of the detailed valuations. The following table represents the estimate of the allocation of the purchase price (in thousands):

	Preliminary Purchase Price Allocation as of March 4, 2016	Adjustments	Updated Preliminary Purchase Price Allocation as of July 30, 2016
Accounts and other receivables	$1,623	$(361)	$1,262
Inventory	30,152	251	30,403
Other current assets	191	—	191
Property and equipment	1,221	22	1,243
Goodwill	54,785	359	55,144
Other intangible assets	41,301	(200)	41,101
Accounts payable and other long-term liabilities	(12,862)	(71)	(12,933)
Total preliminary purchase price	$116,411	$—	$116,411

The preliminary fair value of intangible assets of $41.1 million includes $5.7 million for non-compete agreements, $24.4 million for customer and online retailer relationships, and $11.0 million for trade names.

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

In connection with the acquisition of Ebuys, the Company adopted or updated the following significant accounting policies:

Business Combinations- In accordance with ASC Topic 805, Business Combinations, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition. The purchase price allocation process requires management to make significant estimates and assumptions with respect to the fair value of any intangible assets acquired, deferred revenues assumed, or contingent consideration within the arrangement. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions or estimates.

Contingent Consideration- The Company agreed to pay additional amounts to the sellers contingent upon achievement of certain negotiated goals. The Company has recognized a liability for this contingent obligation based on its estimated fair value at the date of acquisition with any differences between the acquisition-date fair value and the ultimate settlement of the obligation being recognized as an adjustment to income from operations. For the three and six months ended July 30, 2016, the change in fair value of contingent consideration was $2.2 million and $3.6 million, respectively, which is recognized within the statement of operations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
In April 2015, the FASB released ASU 2015-05 to provide guidance to customers concerning whether a cloud computing arrangement includes a software license. Under this new standard, (1) if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses, or, (2) if the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The standard took effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. The Company has adopted the new standard and is applying the new guidance prospectively.
In January 2016, the FASB released ASU 2016-01, which aims to improve and achieve convergence of the FASB and IASB standards on the accounting for financial instruments. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.
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
In March 2016, the FASB released ASU 2016-07, which will eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU will be effective for fiscal years beginning after December 15, 2016, including interim reporting periods. The update should be applied prospectively upon effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of July 30, 2016, the Schottenstein Affiliates (entities owned or controlled by Jay L. Schottenstein, the executive chairman of the DSW Inc. Board of Directors, and members of his family) beneficially owned approximately 18% of outstanding DSW Inc. Common Shares, representing approximately 51% of the combined voting power of outstanding DSW Inc. Common Shares. As of July 30, 2016, the Schottenstein Affiliates beneficially owned 7.2 million Class A Common Shares and 7.7 million Class B Common Shares.

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

License Agreement with Town Shoes- DSW Shoe Warehouse, Inc., a wholly-owned subsidiary of DSW Inc., licenses the use of its trade name and trademark, DSW Designer Shoe Warehouse, to its equity investee, Town Shoes, for a fee calculated as of a fixed percent of sales. The license is exclusive and non-transferable for use in Canada. Town Shoes pays DSW Inc. a percentage of net sales from its Canadian DSW stores on a monthly basis. The Canadian DSW stores operate in a manner similar to DSW stores in the United States and are required to maintain the standards and specifications that DSW uses to operate its own stores. DSW Inc. classifies the royalty fee as net sales.

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

The following table is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Three months ended		Six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

	(in thousands)
Weighted average shares outstanding	82,053	88,713	82,003	88,619
Assumed exercise of dilutive stock options	392	756	442	807
Assumed exercise of dilutive RSUs and PSUs	210	224	246	234
Number of shares for computation of diluted earnings per share	82,655	89,693	82,691	89,660

Options, RSUs and PSUs- The number of potential common shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 3.6 million and 2.0 million for the three months ended July 30, 2016 and August 1, 2015, respectively, and 3.3 million and 1.5 million for the six months ended July 30, 2016 and August 1, 2015, respectively.

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

Stock-Based Compensation Expense- The following table summarizes stock-based compensation expense:

	Six months ended
	July 30, 2016	August 1, 2015

	(in thousands)
Stock options	$3,224	$3,626
Restricted stock units	1,870	1,401
Performance-based restricted stock units	1,232	1,702
Director stock units	990	926
Total	$7,316	$7,655

Stock Options, RSUs, PSUs and DSUs- The following table summarizes all stock-based compensation activity:

	Six months ended
	July 30, 2016
	Stock Options	RSUs	PSUs	DSUs

	(in thousands)
Outstanding, beginning of period	3,849	372	293	305
Granted	835	181	112	52
Exercised/units vested	(37)	(83)	(133)	(58)
Forfeited	(251)	(51)	(27)	—
Outstanding, end of period	4,396	419	245	299
Exercisable, end of period	2,388	—	—	—

The following table summarizes the total compensation cost related to nonvested shares not yet recognized and the weighted average expense recognition period remaining (amounts in thousands):

	Six months ended
	July 30, 2016
	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$14,781	$8,201	$4,952
Weighted average expense recognition period	2.2 years	2.0 years	2.1 years

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table illustrates the weighted average assumptions used in the Black-Scholes pricing model for options granted in each of the periods presented:

	Six months ended
Assumptions:	July 30, 2016	August 1, 2015
Risk-free interest rate	1.5%	1.4%
Expected volatility of DSW Inc. Common Shares	36.0%	37.9%
Expected option term	5.4 years	5.1 years
Dividend yield	3.0%	2.1%
Other Data:
Weighted average grant date fair value	$6.59	$10.22

Stock Appreciation Rights- DSW Inc. entered into a SARs agreement with a non-employee on June 16, 2014, wherein DSW Inc. granted a total of 0.5 million SARs in two equal tranches with respect to DSW Class A Common Shares. During the three and six months ended August 1, 2015, DSW Inc. recorded a benefit of $1.9 million and expense of $1.6 million, respectively. During the three months ended April 30, 2016 DSW Inc. recorded a benefit of $0.3 million. The unexercised SARs expired in June 2016, and the Company reversed the remaining liability of $0.3 million.

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

The following table discloses the major categories of the Company's investments as of the dates presented:

	Short-term investments			Long-term investments
	July 30, 2016	January 30, 2016	August 1, 2015	July 30, 2016	January 30, 2016	August 1, 2015

	(in thousands)
Available-for-sale securities:
Carrying value	$103,051	$225,985	$140,778	$78,068	$72,153	$179,659
Unrealized gains included in accumulated other comprehensive loss	455	477	91	33	22	14
Unrealized losses included in accumulated other comprehensive loss	(39)	(435)	(48)	(200)	(222)	(368)
Total investments	$103,467	$226,027	$140,821	$77,901	$71,953	$179,305

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

•	Level 3 inputs are unobservable inputs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Financial Assets and Liabilities- The following table presents financial assets and liabilities at fair value as of the dates presented:

	July 30, 2016				January 30, 2016				August 1, 2015(1)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2

	(in thousands)
Financial assets:
Cash and equivalents	$62,324	$62,324	—	—	$32,495	$32,495	—	—	$151,007	$151,007	—
Short-term investments(a)	103,467	120	$103,347	—	226,027	2,127	$223,900	—	140,821	—	$140,821
Long-term investments(a)	77,901	314	77,587	—	71,953	181	71,772	—	179,305	—	179,305
Cost method investments(b)	7,250	—	—	$7,250	6,000	—	—	$6,000	—	—	—
Note receivable from Town Shoes(c)	43,640	—	43,640	—	33,311	—	33,311	—	44,627	—	44,627
Total financial assets	$294,582	$62,758	$224,574	$7,250	$369,786	$34,803	$328,983	$6,000	$515,760	$151,007	$364,753

Financial liabilities:
Stock appreciation rights(d)	—	—	—	—	$561	—	$561	—	$3,380	—	$3,380
Contingent consideration(e)	$59,611	—	—	$59,611	—	—	—	—	—	—	—
Total financial liabilities	$59,611	$—	$—	$59,611	$561	$—	$561	$—	$3,380	$—	$3,380
(1) There were no Level 3 measurements as of August 1, 2015.

(a) Short-term and long-term investments are valued using a market-based approach using Level 2 inputs such as prices of similar assets in active markets.

(b) Cost method investments are valued using Level 3 inputs. The fair value approximates the carrying value as there have been no triggering events that would indicate impairment.

(c) The Company estimated the fair value of the note receivable based upon current interest rates offered on similar instruments. The change in fair value is based on the change in comparable rates on similar instruments. Based on the Company’s intention and ability to hold the note until maturity or the exercise of the put/call option (see Note 2), the carrying value is not other-than-temporarily impaired.

(d) Stock appreciation rights are valued using the Black-Scholes model. See Note 6 for further disclosure on SARs.

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

The following table presents activity related to Level 3 fair value measurements for cost method investments for the periods presented:

	Fiscal period ended
	July 30, 2016	January 30, 2016

	(in thousands)
Carrying value, beginning of period	$6,000	—
Additional cost method investment	1,250	$6,000
Carrying value, end of period	$7,250	$6,000

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents activity related to Level 3 fair value measurements for DSW Inc.'s contingent consideration liability for the period presented:

Six months ended
July 30, 2016
(in thousands)
Balance, acquisition date of contingent consideration	$56,000
Change in fair value of contingent consideration	3,611
Balance, end of period	$59,611

Non-Financial Assets- The Company evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite-lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. For the six months ended July 30, 2016, there was no impairment. For the six months ended August 1, 2015, there was a full impairment related to one store in the ABG segment of $0.4 million, recorded in cost of sales, where the future expected cash flows would not recover the carrying amount of its long-lived assets.

9. DEBT OBLIGATIONS

The Company has a $100 million Secured Credit Facility and a $50 million Letter of Credit Agreement, which are described more fully in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As of July 30, 2016, January 30, 2016 and August 1, 2015, the Company had no outstanding borrowings or letters of credit under the Credit Facility with availability of $100 million, $100 million and $50 million, respectively. As of July 30, 2016, January 30, 2016 and August 1, 2015, the Company had $7.9 million, $7.1 million and $8.5 million, respectively, in outstanding letters of credit under the Letter of Credit Agreement, and $8.1 million, $7.7 million and $9.1 million, respectively, in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

10.    PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following as of the periods presented:

	July 30, 2016	January 30, 2016	August 1, 2015

	(in thousands)
Land	$1,110	$1,110	$1,110
Furniture, fixtures and equipment	404,626	385,780	357,255
Software	131,675	120,567	114,351
Buildings, building and leasehold improvements	394,702	385,861	368,976
Total property and equipment	932,113	893,318	841,692
Accumulated depreciation and amortization	(552,470)	(519,077)	(487,215)
Property and equipment, net	$379,643	$374,241	$354,477

11.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following as of the periods presented:

	July 30, 2016	January 30, 2016	August 1, 2015

	(in thousands)
Gift cards and merchandise credits	$38,062	$43,446	$35,373
Compensation	15,184	8,042	15,862
Taxes	18,887	17,004	17,389
Customer loyalty program	11,401	10,084	15,113
Other accrued expenses (1)	31,658	29,224	29,729
Total accrued expenses	$115,192	$107,800	$113,466

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Other accrued expenses is comprised of deferred revenue, sales return allowance, stock appreciation rights and various other accrued expenses, including advertising, professional fees and rent.

12.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following as of the periods presented:

	July 30, 2016	January 30, 2016	August 1, 2015

	(in thousands)
Construction and tenant allowances	$89,460	$86,777	$88,998
Deferred rent	37,814	37,650	37,852
Other non-current liabilities (1)	16,288	16,332	17,179
Total non-current liabilities	$143,562	$140,759	$144,029

(1) Other non-current liabilities is comprised of a reserve for a lease of an office facility assumed in the merger with Retail Ventures, Inc. ("RVI"), income tax reserves and deferred compensation. As of July 30, 2016, the accrual related to the office facility was $8.6 million.

13.    SEGMENT REPORTING

The Company's operating segments are the DSW segment, which includes DSW stores and dsw.com, the ABG segment and Other, which includes Ebuys. The Company has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. As of July 30, 2016, the goodwill balance of $81.0 million is made up of $25.9 million recorded in the DSW segment (consistent with prior periods) and $55.1 million recorded in Other related to Ebuys.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	DSW segment	ABG segment	Other(1)	Total

	(in thousands)
Three months ended July 30, 2016
Net sales	$603,927	$35,446	$19,571	$658,944
Gross profit	177,885	7,217	1,759	186,861
Capital expenditures	25,908	145	14	26,067

Three months ended August 1, 2015
Net sales	$592,583	$34,623	$—	$627,206
Gross profit	184,738	6,564	—	191,302
Capital expenditures	26,338	111	—	26,449

Six months ended July 30, 2016
Net sales	$1,226,959	$78,585	$34,667	$1,340,211
Gross profit	369,304	18,030	3,884	391,218
Capital expenditures	43,258	469	14	43,741

Six months ended August 1, 2015
Net sales	$1,204,794	$77,898	$—	$1,282,692
Gross profit	388,800	15,560	—	404,360
Capital expenditures	53,573	218	—	53,791

Total Assets
As of July 30, 2016	$1,077,789	$112,541	$268,645	$1,458,975
As of January 30, 2016	1,126,179	105,259	137,671	1,369,109
As of August 1, 2015	1,254,349	116,453	143,262	1,514,064

(1) Other includes assets, liabilities and expenses of the former RVI (see Note 15), the Company's investment in Town Shoes and Ebuys (see Note 2).

14.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective tax rate reflects the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. The effective tax rate for the three and six months ended July 30, 2016 is 38.6% and 38.7%, respectively. The effective tax rate for the three and six months ended August 1, 2015 was 37.4% and 37.8%, respectively.

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

Contractual Obligations- As of July 30, 2016, the Company has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. The Company's

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

obligations under these commitments were $5.8 million as of July 30, 2016. In addition, the Company has signed lease agreements for 28 new DSW store locations, expected to be opened in fiscal 2016 and 2017, with total annualized rent of $7.9 million. In connection with the new lease agreements, the Company will receive a total of $11.5 million of construction and tenant allowance reimbursements for expenditures at these locations.

16.    SUBSEQUENT EVENTS

Dividends- On August 30, 2016, DSW Inc.'s Board of Directors declared a quarterly cash dividend payment of $0.20 per share. The dividend will be paid on September 30, 2016 to shareholders of record at the close of business on September 16, 2016. The payment of any future dividends is at the discretion of the Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors.

International Franchise Agreement- On August 2, 2016, DSW Inc. signed an agreement with Apparel Group as an exclusive franchise partner in the Middle East. The agreement will expand DSW by up to 40 stores across the territory, both in malls and on high street locations, with the first stores opening in fiscal 2017.

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

Company Overview

DSW is the destination for fabulous brands at a great value every single day. With a breathtaking assortment of shoes, handbags and accessories for women, men and kids in 480 stores nationwide and on dsw.com, DSW strives to delight customers with finding the perfect shoe at an incredible price. Our DSW stores average approximately 21,000 square feet and carry approximately 23,000 pairs of shoes. In addition, our DSW Rewards loyalty program means shopping comes with perks; members earn points towards certificates every time they purchase. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

As a segment of DSW Inc., the Affiliated Business Group ("ABG") partners with multi-category retailers to develop strategies and business models for targeted shoe assortments. ABG provides service to 385 store locations and two e-commerce channels through leased partnerships with Stein Mart, Gordmans and Frugal Fannie's.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada, with sales of approximately $160 million CAD for the six months ended the second quarter of fiscal 2016. As of July 30, 2016, Town Shoes operated 186 locations across Canada, primarily under The Shoe Company, Shoe Warehouse, Town Shoes and DSW banners, as well as an e-commerce site. In 2014, DSW Inc. entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse trade name for their new larger concept Canadian stores. As of July 30, 2016, there are 17 DSW Designer Shoe Warehouse stores in Canada.

On March 4, 2016, the Company acquired Ebuys, Inc. ("Ebuys"), a leading off price footwear and accessories retailer operating in digital marketplaces. Ebuys sells products to customers located in North America, Europe, Australia and Asia. The transaction supports DSW Inc.’s efforts to grow its market share within footwear and accessories domestically and internationally.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under “Part I, Item 1A. Risk Factors,” in our Form 10-K filed on March 24, 2016 and within this Form 10-Q, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	our success in meeting customer expectations;

•	disruption of our distribution and/or fulfillment operations;

•	continuation of agreements and the financial condition of our affiliated business and international partners;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to our information systems and data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our DSW Rewards program and marketing to drive traffic, sales and customer loyalty;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to our handling of sensitive and confidential data;

•	risks related to leases of our properties;

•	risks related to prior and current acquisitions;

•	foreign currency exchange risk; and

•	risks related to our cash and investments.

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

Results of Operations

The following table includes selected components of our results of operations, expressed as percentages of net sales:

	Three months ended		Six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(71.6)	(69.5)	(70.8)	(68.5)
Gross profit	28.4	30.5	29.2	31.5
Operating expenses	(22.0)	(21.0)	(22.3)	(21.1)
Change in fair value of contingent consideration	(0.4)	—	(0.3)	—
Operating profit	6.0	9.5	6.6	10.4
Interest income, net	0.1	0.1	0.1	0.1
Non-operating income (expense)	0.0	0.0	0.0	0.3
Income before income taxes and income (loss) from Town Shoes	6.1	9.6	6.7	10.8
Income tax provision	(2.4)	(3.6)	(2.6)	(4.1)
Income (loss) from Town Shoes	0.1	0.0	0.0	(0.1)
Net income	3.8%	6.0%	4.1%	6.6%

Overview. Our reported net income for the six months ended July 30, 2016 was $55.0 million, or $0.67 per diluted share, including pre-tax charges of $8.4 million, or $0.06 per share, from purchase accounting, transaction costs and fair market value accounting charges related to the Ebuys acquisition, and $2.7 million, or $0.02 per share, from restructuring costs. This compares against last year’s net income of $85.0 million, or $0.95 per diluted share.

THREE AND SIX MONTHS ENDED JULY 30, 2016 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 1, 2015

Net Sales. Net sales for the second quarter of fiscal 2016 increased 5.1% compared to the second quarter of fiscal 2015. Net sales for the six months ended July 30, 2016 increased 4.5% compared to the six months ended August 1, 2015. The following table summarizes the net change in our net sales (in millions):

	Three months ended	Six months ended
	July 30, 2016	July 30, 2016

	(in millions)
Net sales for the same period last year	$627.2	$1,282.7
Decrease in comparable sales	(7.4)	(17.6)
Increase due to Ebuys sales	19.6	34.7
Net increase from non-comparable and closed store sales	19.5	40.4
Net sales for the current period	$658.9	$1,340.2

The following table summarizes our net sales by segment and in total:

	Three months ended		Six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

	(in thousands)
DSW segment	$603,927	$592,583	$1,226,959	$1,204,794
ABG segment	35,446	34,623	78,585	77,898
Other(1)	19,571	—	34,667	—
Total DSW Inc.	$658,944	$627,206	$1,340,211	$1,282,692

(1) Other represents net sales for Ebuys.

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended		Six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
DSW segment	(1.2)%	1.9%	(1.3)%	3.5%
ABG segment	(1.0)%	0.7%	(2.3)%	3.1%
Total DSW Inc.	(1.2)%	1.8%	(1.4)%	3.5%

Our increase in total net sales for the three and six months ended July 30, 2016 was driven by the DSW segment and incremental sales from the acquisition of Ebuys. For the three and six months ended July 30, 2016, transactions for the DSW segment increased in the low single digits, offset by a low single digit decline in average dollar sales.

Sales for the ABG segment remained relatively flat for the three and six months ended July 30, 2016, while revenue from our Ebuys acquisition (included in Other above) contributed $19.6 million and $34.7 million for the three and six months ended July 30, 2016, respectively.

For the second quarter of fiscal 2016, the combined athletic and non-athletic comparable sales for men and women was consistent with the DSW segment, led by the demand for athletic footwear. During the second quarter of fiscal 2016, we introduced a new kids assortment in approximately half the chain after a successful pilot.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased as a percentage of net sales to 28.4% in the second quarter of fiscal 2016 from 30.5% in the second quarter of fiscal 2015. Gross profit decreased as a percentage of net sales to 29.2% for the six months ended July 30, 2016 from 31.5% for the six months ended August 1, 2015. By segment and in total, gross profit as a percentage of net sales was:

	Three months ended		Six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
DSW segment	29.5%	31.2%	30.1%	32.3%
ABG segment	20.4%	19.0%	22.9%	20.0%
Other(1)	9.0%	—%	11.2%	—%
Total DSW Inc.	28.4%	30.5%	29.2%	31.5%

(1) Other represents gross profit attributable to Ebuys.

The reconciliation of each segment's merchandise margin (as described below under "Non-GAAP Measures", is a measure not under generally accepted accounting principles ("GAAP")) to gross profit (the most comparable GAAP measure) as a percentage of net sales is provided below:

	Three months ended		Six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
DSW segment gross profit	29.5%	31.2%	30.1%	32.3%
Store occupancy expense	11.5%	11.3%	11.2%	10.8%
Distribution and fulfillment expenses	2.1%	2.0%	2.2%	2.0%
DSW segment merchandise margin	43.1%	44.5%	43.5%	45.1%

ABG segment gross profit	20.4%	19.0%	22.9%	20.0%
Occupancy fees	20.2%	19.9%	20.3%	22.3%
Distribution and fulfillment expenses	1.1%	1.1%	1.1%	1.1%
ABG segment merchandise margin	41.7%	40.0%	44.3%	43.4%

Other gross profit(1)	9.0%	—%	11.2%	—%
Marketplace fees	12.0%	—%	11.5%	—%
Distribution and fulfillment expenses	13.0%	—%	11.5%	—%
Other merchandise margin	34.0%	—%	34.2%	—%

(1) Other represents gross profit attributable to Ebuys.

Gross profit for the second quarter of fiscal 2016 decreased 210 basis points as a percentage of net sales primarily driven by lower initial markup and higher marketing markdowns. Occupancy costs were relatively flat while distribution and fulfillment costs deleveraged due to higher fulfillment costs. Gross profit for our ABG segment increased for the second quarter of fiscal 2016 primarily as a result of last year's impairment charges.

Gross profit for the six months ended July 30, 2016 decreased 230 basis points as a percentage of net sales primarily due to lower initial markup from category mix and sharper pricing, as well as higher markdowns. Occupancy, distribution and fulfillment costs deleveraged due to a higher mix of digital sales and higher fulfillment costs. Gross profit for our ABG segment increased for the six months ended July 30, 2016 primarily as a result of last year's impairment charges. Other represents gross profit attributable to Ebuys.

Operating Expenses. Reported operating expenses as a percentage of net sales was 22.0% and 21.0% for the second quarter of fiscal 2016 and fiscal 2015, respectively, and 22.3% and 21.1% for the six months ended July 30, 2016 and the August 1, 2015, respectively. The deleverage for both periods was driven by higher marketing and technology expenses, as well as purchase accounting and transaction costs related to the Ebuys acquisition.

Change in Fair Value of Contingent Consideration. For the three and six months ended July 30, 2016, the change in fair value of contingent consideration was $2.2 million and $3.6 million, respectively, due to the passage of time. The consideration for our acquisition of Ebuys includes future payments that are contingent upon the achievement of specified milestones. We will revalue our contingent consideration obligation each reporting period. The change in the fair value of contingent consideration is recognized within our statement of operations.

Interest Income, Net. Interest income, net, for the three and six months ended July 30, 2016 decreased $0.1 million and $0.5 million, respectively, compared to the three and six months ended August 1, 2015 due to lower cash and investments. The lower cash balance reflects our investment in Ebuys last quarter and our share repurchases last year.

Non-operating Income (Expense). DSW Inc. reported a foreign currency gain of $3.3 million related to the purchase of $100 million CAD in the first quarter of fiscal 2015. The CAD was invested during the second quarter of fiscal 2015 and any foreign exchange gains/losses are recorded in other comprehensive income. Non-operating income (expense) also includes realized capital gains/losses related to the Company's investment portfolio.

Income Tax Provision. The effective tax rate reflects the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. The effective tax rate for the three and six months ended July 30, 2016 is 38.6% and 38.7%, respectively. The effective tax rate for the three and six months ended August 1, 2015 was 37.4% and 37.8%, respectively. The increase in the tax rate is due to favorable discrete tax items last year.

Income (Loss) from Town Shoes. Income (loss) from Town Shoes for the three and six months ended July 30, 2016 increased $0.6 million and $1.7 million, respectively, compared to the three and six months ended August 1, 2015 due to improved operating results. Income (loss) from Town Shoes includes DSW's portion of the income or loss in Town Shoes' operations, partially offset by interest income on the shareholder note.

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

Net Working Capital. Net working capital is defined as current assets less current liabilities. As of July 30, 2016, January 30, 2016 and August 1, 2015, net working capital was $456.5 million, $472.2 million and $542.8 million, respectively. As of July 30, 2016, January 30, 2016 and August 1, 2015, the current ratio was 2.5, 2.5 and 2.8, respectively.

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
The table below represents the change in net working capital and the current ratio for the prior period presented:

	As of August 1, 2015
	As previously reported	As adjusted

	(in thousands)
Net working capital	$566.0	$542.8
Current ratio	2.9	2.8

Operating Cash Flows. For the six months ended July 30, 2016, our net cash provided by operations was $61.1 million compared to $114.6 million for the six months ended August 1, 2015 with the change driven primarily by changes in working capital and lower net income.

Investing Cash Flows. For the six months ended July 30, 2016, our net cash provided by investing activities was $2.0 million compared to $4.9 million for the six months ended August 1, 2015. During the six months ended July 30, 2016, we incurred $43.7 million for capital expenditures, of which $20.7 million related to new stores and remodels and $23.0 million related to business infrastructure. During the six months ended July 30, 2016, we had net sales of short-term and long-term investments of $121.5 million compared to $58.2 million during the six months ended August 1, 2015. The overall change in investment activity for the six months ended July 30, 2016 was attributable in part to the liquidation of our investments to fund the amount paid of $60.4 million for the acquisition of Ebuys.

Financing Cash Flows. For the six months ended July 30, 2016, our net cash used in financing activities was $33.4 million compared to $30.9 million for the six months ended August 1, 2015. Net cash used in financing activities was primarily related to the payment of dividends for the six months ended July 30, 2016 and August 1, 2015.

Free cash flow (a non-GAAP liquidity measure), as described under "Non-GAAP Measures", is defined as cash flows from operating activities less capital expenditures. The table below represents the free cash flow for the periods presented:

	Six months ended
	July 30, 2016	August 1, 2015

	(in thousands)
Cash flows from operating activities	$61,144	$114,570
Less: Capital expenditures	43,741	53,791
Free cash flow	$17,403	$60,779

We expect to spend approximately $85 million for capital expenditures in fiscal 2016, with half going into new stores and store remodels and the other half going into technology investments and other business projects. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. We plan to open 34 DSW stores in fiscal 2016. During fiscal 2015, the average investment required to open a new DSW store was approximately $1.4 million, prior to construction and tenant allowances, which averaged $0.4 million. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store advertising and other new store expenses typically accounted for $0.2 million.

The Company has a $100 million Secured Credit Facility and a $50 million Letter of Credit Agreement, which are described more fully in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As of July 30, 2016, January 30, 2016 and August 1, 2015, the Company had no outstanding borrowings or letters of credit under the Credit Facility with availability of $100 million, $100 million and $50 million, respectively. As of July 30, 2016, January 30, 2016 and August 1, 2015, the Company had $7.9 million, $7.1 million and $8.5 million, respectively, in outstanding letters of credit under the Letter of Credit Agreement, and $8.1 million, $7.7 million and $9.1 million, respectively, in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Contractual Obligations

As of July 30, 2016, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. The Company's obligations under these commitments were $5.8 million as of July 30, 2016. In addition, the Company has signed lease agreements for 28 new DSW store locations, expected to be opened in fiscal 2016 and 2017, with total annualized rent of $7.9 million. In connection with the new lease agreements, the Company will receive a total of $11.5 million of construction and tenant allowance reimbursements for expenditures at these locations.

As of July 30, 2016, we operated all of our stores and our fulfillment center from leased facilities. Ebuys also operates from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on a lease by lease review at lease inception. DSW does not have any capital leases of real estate as of July 30, 2016, January 30, 2016 and August 1, 2015.

Future Cash

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to DSW Inc. shareholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to DSW Inc. or a U.S. affiliate.

Off-Balance Sheet Arrangements

As of July 30, 2016, DSW Inc. has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

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

Non-GAAP Measures

We utilize merchandise margin (a non-GAAP financial measure), which reflects gross profit, as a percentage of net sales (under GAAP), adjusted to add back in occupancy expenses and distribution and fulfillment expenses. We also utilize free cash flow (a non-GAAP liquidity measure), which reflects cash flows from operating activities (under GAAP) less capital expenditures. We believe that these non-GAAP measures provide useful information as indicators of the Company's performance and financial condition on a consistent basis between periods.

Management uses these non-GAAP measures to assist in the evaluation of the performance of our segments and to make operating decisions based on such evaluation. Within the Results of Operations section, we disclose and reconcile merchandise margin to gross profit, as a percentage of net sales, for the three and six months ended July 30, 2016 and August 1, 2015. Within the Liquidity and Capital Resources section, we disclose and reconcile free cash flows for the six months ended July 30, 2016 and August 1, 2015.

These non-GAAP measures should be considered supplemental and not a substitute for the Company's results reported in accordance with GAAP for the periods presented. The Company's non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Cash and Equivalents and Investments- Our cash and equivalents have maturities of 90 days or less. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation insurance limits. We also have available-for-sale investments.

$100 Million Credit Facility and $50 Million Letter of Credit Agreement- As of July 30, 2016, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

Foreign Currency Exchange Risk- As a result of our equity investment in Town Shoes, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

During the first quarter of fiscal 2015, we purchased $100 million CAD, which we held in Canadian bank accounts. During the second quarter of fiscal 2015, we invested the $100 million CAD in available-for-sale securities in Canada. As the CAD was fully invested, any gains/losses due to remeasurement will be recorded in other comprehensive income. If the funds are transferred to cash, we will be exposed to foreign currency rate risk due to remeasurement in our statement of operations.

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

Item 1A. Risk Factors.

The following risk factor supplements DSW Inc.'s risk factors as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

International Franchise Risk- We are exposed to risks through international relationships. We have signed a franchise agreement that will permit our franchisee to operate our DSW Designer Shoe Warehouse stores in the Middle East. Although we evaluated and selected our franchisee and will do so with further franchisees, our ability to impact the success of their operations is limited. Our franchisees may not run the stores according to our standards, which could impact our brand reputation internationally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. None.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

Share Repurchase Program- In fiscal 2015, the Board of Directors approved a $200 million share repurchase program. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. Shares will be repurchased on the open market at times and in amounts considered appropriate by the Company based on price and market conditions. As of July 30, 2016, we have repurchased a total of 10.2 million Class A common shares at a cost of $266.5 million, with $83.5 million remaining available. The shares withheld and repurchased are summarized in the table below (dollars in thousands, except per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
May 1, 2016 to May 28, 2016(a)	5,445	$23.89	—	$83,469
May 29, 2016 to July 2, 2016	—	—	—	83,469
July 3, 2016 to July 30, 2016	—	—	—	83,469
	5,445	$23.89	—	$83,469

(a) The total number of shares repurchased relates to shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

Item 3.    Defaults Upon Senior Securities. None.

Item 4.    Mine Safety Disclosures. Not Applicable.

Item 5.    Other Information. None.

Item 6.    Exhibits. See Index to Exhibits on page 28.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DSW INC.
(Registrant)

Date:	September 1, 2016	By:	/s/ Jared Poff
Jared Poff
SVP Finance and Interim Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation of DSW Inc. dated November 1, 2013. Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (file no. 001-32545) filed November 4, 2013.
3.2		Amended and Restated Code of Regulations of DSW Inc. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1		Specimen Class A Common Shares Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K (file no. 001-32545) filed April 13, 2006.
10.1	*	Employment agreement, dated July 20, 2016, between Jared Poff and DSW Inc.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer
101	*	XBRL Instance Documents
* Filed herewith