Form 10-Q
period 2016-10-29
DSW Inc.
filed 2016-12-01
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016

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

The number of outstanding Class A Common Shares, without par value, as of November 25, 2016 was 72,302,855 and Class B Common Shares, without par value, as of November 25, 2016 was 7,732,807.

DSW INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$696,616	$665,520	$2,036,827	$1,948,212
Cost of sales	(484,836)	(466,554)	(1,433,829)	(1,344,886)
Operating expenses	(147,412)	(135,637)	(446,696)	(406,844)
Change in fair value of contingent consideration	(1,469)	—	(5,080)	—
Operating profit	62,899	63,329	151,222	196,482
Interest expense	(57)	(49)	(156)	(127)
Interest income	539	1,001	1,782	2,751
Interest income, net	482	952	1,626	2,624
Non-operating income (expense)	80	(107)	344	3,198
Income before income taxes and income (loss) from Town Shoes	63,461	64,174	153,192	202,304
Income tax provision	(25,626)	(25,575)	(60,420)	(77,157)
Income (loss) from Town Shoes	1,128	696	1,237	(876)
Net income	$38,963	$39,295	$94,009	$124,271

Basic and diluted earnings per share:
Basic earnings per share	$0.48	$0.45	$1.15	$1.41
Diluted earnings per share	$0.47	$0.44	$1.14	$1.39

Shares used in per share calculations:
Basic shares	82,026	87,493	82,011	88,244
Diluted shares	82,537	88,369	82,643	89,229

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	$(2,537)	$28	$4,709	$(6,810)
Unrealized net (loss) gain on available-for-sale securities (net of tax benefits(1) of $140, $36, $10 and $42, respectively)	(173)	44	103	(267)
Total comprehensive income	$36,253	$39,367	$98,821	$117,194

(1) Tax benefits herein are primarily attributable to the geographic mix of gains and losses within our investment portfolio.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 29, 2016	January 30, 2016	October 31, 2015
ASSETS
Cash and equivalents	$60,962	$32,495	$90,019
Short-term investments	78,512	226,027	—
Accounts receivable, net	20,334	15,437	18,211
Accounts receivable from related parties	1,029	27	53
Inventories	562,701	484,236	521,243
Prepaid expenses and other current assets	24,566	37,444	22,209
Prepaid rent to related parties	13	2	—
Total current assets	748,117	795,668	651,735

Property and equipment, net	381,218	374,241	364,253
Long-term investments	76,126	71,953	306,483
Goodwill	77,208	25,899	25,899
Deferred income taxes	21,103	21,815	34,031
Long-term prepaid rent to related parties	795	875	902
Investment in Town Shoes	17,996	21,188	21,229
Note receivable from Town Shoes	50,579	44,170	45,930
Intangible assets	38,243	46	46
Other assets	20,530	13,254	7,520
Total assets	$1,431,915	$1,369,109	$1,458,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$160,621	$214,893	$168,537
Accounts payable to related parties	641	733	629
Accrued expenses	143,653	107,800	117,895
Total current liabilities	304,915	323,426	287,061

Non-current liabilities	144,654	140,759	142,834
Commitments and contingencies	58,923	—	—
Total liabilities	$508,492	$464,185	$429,895

Shareholders’ equity:
Common shares paid in capital, no par value; 250,000 Class A Common Shares authorized; 84,875, 84,396 and 84,053 issued, respectively; 72,635, 74,185 and 78,877 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733 issued and outstanding	$941,485	$930,011	$924,115
Preferred Shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost, 12,240, 10,211 and 5,176 outstanding, respectively	(309,229)	(266,531)	(150,000)
Retained earnings	332,051	287,140	292,542
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(15,891)	(20,703)	(13,531)
Total shareholders’ equity	$923,423	$904,924	$1,028,133
Total liabilities and shareholders’ equity	$1,431,915	$1,369,109	$1,458,028

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares					Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A Common Shares	Class B Common Shares	Treasury Shares	Common shares paid in capital	Treasury shares
Balance, January 31, 2015	80,666	7,733	3,036	$908,679	$(86,938)	$220,826	$(24,993)	$(6,454)	$1,011,120

Net income	—	—	—	—	—	124,271	—	—	124,271
Stock-based compensation expense, before related tax effects	—	—	—	9,768	—	—	—	—	9,768
Stock units granted	34	—	—	969	—	—	—	—	969
Exercise of stock options	266	—	—	3,453	—	—	—	—	3,453
Vesting of restricted stock units, net of settlement of taxes	51	—	—	(1,271)	—	—	—	—	(1,271)
Repurchase of Class A Common Shares	(2,140)	—	2,140	—	(63,062)		—	—	(63,062)
Excess tax benefits related to stock-based compensation	—	—	—	2,517	—	—	—	—	2,517
Foreign currency translation	—	—	—	—	—	—	—	(6,810)	(6,810)
Unrealized net loss on available-for-sale securities (net of tax benefit of $42)	—	—	—	—	—	—	—	(267)	(267)
Dividends paid ($0.60 per share)	—	—	—	—	—	(52,555)	—	—	(52,555)

Balance, October 31, 2015	78,877	7,733	5,176	$924,115	$(150,000)	$292,542	$(24,993)	$(13,531)	$1,028,133

Balance, January 30, 2016	74,185	7,733	10,211	$930,011	$(266,531)	$287,140	$(24,993)	$(20,703)	$904,924

Net income	—	—	—	—	—	94,009	—	—	94,009
Stock-based compensation expense, before related tax effects	—	—	—	8,968	—	—	—	—	8,968
Stock units granted	64	—	—	1,188	—	—	—	—	1,188
Exercise of stock options	266	—	—	3,615	—	—	—	—	3,615
Vesting of restricted stock units, net of settlement of taxes	149	—	—	(2,421)	—	—	—	—	(2,421)
Repurchase of Class A Common Shares	(2,029)	—	2,029	—	(42,698)	—	—	—	(42,698)
Excess tax benefits related to stock-based compensation	—	—	—	124	—	—	—	—	124
Foreign currency translation	—	—	—	—	—	—	—	4,709	4,709
Unrealized net gain on available-for-sale securities (net of tax benefit of $10)	—	—	—	—	—	—	—	103	103
Dividends paid ($0.60 per share)	—	—	—	—	—	(49,098)	—	—	(49,098)

Balance, October 29, 2016	72,635	7,733	12,240	$941,485	$(309,229)	$332,051	$(24,993)	$(15,891)	$923,423

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income	$94,009	$124,271

Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Depreciation and amortization	61,029	54,837
Stock-based compensation expense	10,156	10,737
Deferred income taxes	712	(2,953)
(Income) loss from Town Shoes	(1,237)	876
Change in fair value of contingent consideration	5,080	—
Loss on disposal of long-lived assets	699	560
Impairment of long-lived assets	—	418
Amortization of investment discounts and premiums	992	4,533
Excess tax benefits related to stock-based compensation	(124)	(2,517)
Gain on foreign currency exchange rate	—	(3,267)

Change in working capital, assets and liabilities:
Accounts receivable, net	(4,276)	6,143
Inventories	(48,313)	(70,407)
Prepaid expenses and other current assets	11,318	14,010
Accounts payable	(55,572)	(4,249)
Accrued expenses	32,570	7,576
Other	3,592	4,747
Net cash and equivalents provided by operating activities	$110,635	$145,315

Cash flows from investing activities:
Cash paid for property and equipment	(73,157)	(79,852)
Purchases of available-for-sale investments	(69,960)	(242,092)
Sales of available-for-sale investments	215,524	312,909
Decrease in restricted cash	2,407	6,780
Equity investment in Town Shoes	—	203
Payment-in-kind interest from Town Shoes	(7,023)	(4,764)
Acquisition of Ebuys	(59,481)	—
Net cash and equivalents provided by (used in) investing activities	$8,310	$(6,816)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,615	3,453
Cash paid for income taxes for shares withheld	(2,421)	(1,271)
Cash paid for treasury shares	(42,698)	(63,062)
Dividends paid	(49,098)	(52,555)
Excess tax benefits related to stock-based compensation	124	2,517
Net cash and equivalents used in financing activities	$(90,478)	$(110,918)

Effect of exchange rate changes on cash balances	$—	$3,267
Net increase in cash and equivalents	28,467	27,581
Cash and equivalents, beginning of period	32,495	59,171

	Nine months ended
	October 29, 2016	October 31, 2015
Cash and equivalents, end of period	$60,962	$90,019

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$40,057	$69,144
Proceeds from construction and tenant allowances	$12,713	$18,855

Non-cash operating, investing and financing activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$4,829	$7,640
Contingent consideration liability	$58,923	$—

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

DSW Inc. has two reportable segments: the DSW segment, which includes DSW stores and dsw.com, and the Affiliated Business Group (“ABG”) segment. DSW offers a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids. As of October 29, 2016, DSW operated a total of 498 stores located in 43 states, the District of Columbia and Puerto Rico, and dsw.com. During the nine months ended October 29, 2016, DSW opened 31 new DSW stores and closed one DSW store.

DSW Inc., through its ABG segment, also partners with three other retailers to help build and optimize their footwear businesses. As of October 29, 2016, ABG supplied merchandise to 289 Stein Mart stores and Steinmart.com, 106 Gordmans stores and Gordmans.com, and one Frugal Fannie’s store. During the nine months ended October 29, 2016, ABG added 20 new shoe departments and ceased operations in three shoe departments.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada. As of October 29, 2016, Town Shoes operated 188 locations across Canada primarily under The Shoe Company, Shoe Warehouse, Town Shoes and DSW banners, as well as an e-commerce site. As of October 29, 2016, there are 23 DSW Designer Shoe Warehouse stores in Canada operating under a licensing agreement. See Note 4 for further disclosure on the licensing agreement.

On March 4, 2016, the Company acquired Ebuys, Inc. ("Ebuys"), a leading off price footwear and accessories retailer operating in digital marketplaces. Ebuys sells products to customers located in North America, Europe, Australia and Asia. The transaction supports DSW Inc.’s efforts to grow its market share within footwear and accessories domestically and internationally. See Note 2 for further disclosure on the Ebuys acquisition.

On August 2, 2016, DSW Inc. signed an agreement with Apparel Group as an exclusive franchise partner in the Middle East. The agreement will expand DSW by up to 40 stores across the territory, both in malls and on high street locations, with the first stores planned to open in fiscal 2017.

In an effort to improve its cost structure, the Company has incurred restructuring expenses comprising of severance and professional fees for the three and nine months ended October 29, 2016 of $1.3 million and $4.1 million, respectively. As of October 29, 2016, $1.3 million is included in accrued expenses on the Company's Condensed Consolidated Balance Sheets primarily related to unpaid severance costs.

Basis of Presentation- The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with DSW Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 24, 2016 (the “2015 Annual Report”). In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated interim financial statements include the accounts of DSW Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States dollars ("USD"), unless otherwise noted.

Prior Period Reclassification- Certain prior period disclosure amounts have been reclassified to conform to current period presentation. Intangible assets are no longer included in other assets and are presented separately in the Company’s Condensed Consolidated Balance Sheets. Software is no longer included in furniture, fixtures and equipment and is presented separately in the property, plant and equipment footnote (Note 10).

2.     ACQUISITION AND EQUITY METHOD INVESTMENT

Town Shoes- On May 12, 2014, DSW Inc. acquired a 49.2% ownership interest in Town Shoes for $75.1 million Canadian dollars ("CAD") ($68.9 million USD at the purchase date). As of October 29, 2016, DSW Inc.'s ownership interest is 46.3%. The dilution of the Company's ownership is due to Town Shoes' employee exercise of stock options. DSW Inc.'s initial stake provides 50% voting control and board representation equal to the co-investor.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Additionally, the Town Shoe co-investor holds a put option to sell the remaining portion of the company in fiscal 2017 to DSW Inc., and for the subsequent two years. DSW Inc. holds a call option to purchase the remaining portion of the company in fiscal 2018, and for the subsequent two years, if the Town Shoe co-investor has not exercised their put option. DSW Inc. purchased $100 million CAD during the first quarter of fiscal 2015 (approximately $79 million USD at purchase date) to take advantage of the strength of the dollar and in anticipation of funding the future purchase of the remaining interest in Town Shoes. The funds are also available to fund other business opportunities or return to U.S. operations, if needed. As this was a cash transaction, the gains or losses related to the purchase of the CAD were recorded in the consolidated statement of operations. During the first quarter of fiscal 2015, the Company recorded $3.3 million in foreign currency exchange gains related to the purchase of CAD within non-operating income. The Company invested the CAD in available-for-sale securities in the second quarter of fiscal 2015. The accumulated comprehensive loss was impacted by an increase of $2.1 million for the three months ended October 29, 2016 due to remeasurement and a decrease of $3.1 million for the nine months ended October 29, 2016 due to remeasurement.

The investment in Town Shoes decreased from January 30, 2016 to October 29, 2016. The change in the investment balance is driven by DSW Inc.'s portion of Town's income or loss, foreign currency translation adjustments and amortization of purchase price adjustments.

The note receivable from Town Shoes increased from January 30, 2016 to October 29, 2016. The change in the note receivable balance is driven by payment-in-kind interest earned and foreign currency translation adjustments.

Ebuys- On March 4, 2016, the Company acquired Ebuys, a digital marketplace and accessories retailer, for a total preliminary purchase price of $116.4 million. In addition to cash consideration of $60.4 million, the preliminary purchase price included future payments that are contingent upon the achievement of specified milestones. The Company recorded a contingent consideration obligation of $56.0 million at the purchase date. Goodwill was calculated as the excess of the consideration paid over the fair value of the net assets acquired.

During the third quarter of fiscal 2016, the Company made various measurement period adjustments in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, which impacted the opening goodwill balance and the preliminary purchase price. As a result of these adjustments, the updated preliminary purchase price as of October 29, 2016 was $113.3 million, which includes cash consideration of $59.5 million and a contingent consideration obligation of $53.8 million. The purchase price allocation for the Ebuys acquisition is still preliminary and subject to change throughout the remainder of the measurement period based on the finalization of the detailed valuations and working capital adjustments. The following table represents the preliminary and updated preliminary purchase price allocation (in thousands):

	Preliminary Purchase Price Allocation as of March 4, 2016	Adjustments	Updated Preliminary Purchase Price Allocation as of October 29, 2016
Accounts and other receivables	$1,623	$(287)	$1,336
Inventory	30,152	291	30,443
Other current assets	191	335	526
Property and equipment	1,221	22	1,243
Goodwill	54,785	(3,476)	51,309
Other intangible assets(1)	41,301	(200)	41,101
Accounts payable and other long-term liabilities	(12,862)	227	(12,635)
Total preliminary purchase price	$116,411	$(3,088)	$113,323

(1) The preliminary fair value of intangible assets of $41.1 million includes $24.0 million for online retailer relationships with a 10 year amortizable life; $11.0 million for trade names with a 15 year amortizable life; $5.7 million for non-compete agreements with a 5 year amortizable life; and $0.4 million for customer relationships with a 5 year amortizable life. Amortization expense related to these definite-lived intangibles was $2.9 million for the nine months ended October 29, 2016. The estimated fair values of the intangible assets were determined using various methods under the income approach, which includes establishing a forecast of the estimated future net cash flows expected to accrue directly or indirectly to the owner of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the asset over its remaining useful life and discounting these estimated future net cash flows to their present value using a market rate of return.

The reduction of the preliminary purchase price of $3.1 million includes a decrease in the contingent consideration liability of $2.2 million. The Company re-evaluated the liability based on additional information about facts and circumstances that existed at the acquisition date that were obtained after that date, which qualify as measurement period adjustments, and represent a reduction to the opening goodwill balance. The remaining $0.9 million decrease in the preliminary purchase price relates to a working capital settlement DSW Inc. will receive from Ebuys, which also reduced the opening goodwill balance. The other adjustments noted above represent minor measurement period adjustments that offset goodwill and have no impact to the purchase price.

Per ASC Topic 805, Business Combinations, the acquirer shall disclose pro-forma financial information as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. For the acquisition of Ebuys in March 2016, pro-forma information was not practicable to obtain as of the time that financial statements were ready for issuance.

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

Contingent Consideration- The Company agreed to pay additional amounts to the sellers contingent upon achievement of certain negotiated goals. The Company has recognized a liability for this contingent obligation based on its estimated fair value at the date of acquisition with any differences between the acquisition-date fair value and the ultimate settlement of the obligation being recognized as an adjustment to income from operations. For the three and nine months ended October 29, 2016, the change in fair value of contingent consideration, which represents the accretion related to the contingent consideration liability, was $1.5 million and $5.1 million, respectively, which is recognized within the statement of operations.

Inventories- Merchandise inventories for Ebuys are accounted for using the cost method, where the cost is based on invoice cost.

3.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

A description of the Company's significant accounting policies is included in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

In April 2015, the FASB released ASU 2015-05 to provide guidance to customers concerning whether a cloud computing arrangement includes a software license. Under this new standard, (1) if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses, or, (2) if the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The standard took effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. The Company has adopted the new standard and is applying the new guidance prospectively. For the quarter ended October 29, 2016, the impact of the standard on the Company's financial statements is immaterial.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

4.     RELATED PARTY TRANSACTIONS

Schottenstein Affiliates- As of October 29, 2016, the Schottenstein Affiliates (entities owned or controlled by Jay L. Schottenstein, the executive chairman of the DSW Inc. Board of Directors, and members of his family) beneficially owned approximately 18% of outstanding DSW Inc. Common Shares, representing approximately 51% of the combined voting power of outstanding DSW Inc. Common Shares. As of October 29, 2016, the Schottenstein Affiliates beneficially owned 7.2 million Class A Common Shares and 7.7 million Class B Common Shares.

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

Accounts Receivable from Related Parties- As of October 29, 2016, the Company had $1.0 million in accounts receivable from related parties. This amount was primarily related to the management agreement with Town Shoes, certain information technology and administrative fees related to the Company's arrangement with Town Shoes and certain working capital settlement amounts related to the Company's Ebuys acquisition.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table is a reconciliation of the number of shares used in the calculation of diluted earnings per share computations for the periods presented:

	Three months ended		Nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

	(in thousands)
Weighted average shares outstanding	82,026	87,493	82,011	88,244
Assumed exercise of dilutive stock options	339	640	407	751
Assumed exercise of dilutive RSUs and PSUs	172	236	225	234
Number of shares for computation of diluted earnings per share	82,537	88,369	82,643	89,229

Options, RSUs and PSUs- The number of potential common shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 3.1 million and 2.1 million for the three months ended October 29, 2016 and October 31, 2015, respectively, and 3.3 million and 1.8 million for the nine months ended October 29, 2016 and October 31, 2015, respectively.

Shareholders' Equity- During the three and nine months ended October 29, 2016, DSW Inc. repurchased a total of 2.0 million Class A common shares at a cost of $42.7 million, with $40.8 million remaining under the share repurchase program, which may be suspended, modified or discontinued at any time. The Company has no obligation to repurchase any amount of its common shares under the program. Shares will be repurchased on the open market at times and in amounts considered appropriate by the Company based on price and market conditions. See Note 16 for discussion on additional share repurchase activity that occurred subsequent to October 29, 2016.

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

Stock-Based Compensation Expense- The following table summarizes stock-based compensation expense for the periods presented:

	Three months ended		Nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

	(in thousands)
Stock options	$1,313	$1,539	$4,538	$5,165
Restricted stock units	782	586	2,651	1,986
Performance-based restricted stock units	547	915	1,779	2,617
Director stock units	198	44	1,188	969
Total	$2,840	$3,084	$10,156	$10,737

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock Options, RSUs, PSUs and DSUs- The following table summarizes all stock-based compensation activity:

	Nine months ended
	October 29, 2016
	Stock Options	RSUs	PSUs	DSUs

	(in thousands)
Outstanding, beginning of period	3,849	372	293	305
Granted	835	187	114	64
Exercised/Vested	(266)	(106)	(133)	(60)
Forfeited	(443)	(81)	(27)	—
Outstanding, end of period	3,975	372	247	309
Exercisable, end of period	2,071	—	—	—

The following table summarizes the total compensation cost related to nonvested shares not yet recognized and the weighted average expense recognition period remaining (amounts in thousands):

	Nine months ended
	October 29, 2016
	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$13,118	$6,601	$4,453
Weighted average expense recognition period	2.1 years	1.8 years	1.9 years

The following table illustrates the weighted average assumptions used in the Black-Scholes pricing model for options granted in each of the periods presented:

	Nine months ended
Assumptions:	October 29, 2016	October 31, 2015
Risk-free interest rate	1.5%	1.4%
Expected volatility of DSW Inc. Common Shares	36.0%	37.9%
Expected option term	5.4 years	5.1 years
Dividend yield	3.0%	2.1%
Other Data:
Weighted average grant date fair value	$6.59	$10.09

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table discloses the major categories of the Company's investments as of the dates presented:

	Short-term investments			Long-term investments
	October 29, 2016	January 30, 2016	October 31, 2015	October 29, 2016	January 30, 2016	October 31, 2015

	(in thousands)
Available-for-sale securities:
Carrying value	$78,497	$225,985	$—	$76,206	$72,153	$306,792
Unrealized gains included in accumulated other comprehensive loss	156	477	—	29	22	207
Unrealized losses included in accumulated other comprehensive loss	(141)	(435)	—	(109)	(222)	(516)
Total investments	$78,512	$226,027	$—	$76,126	$71,953	$306,483

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

•	Level 3 inputs are unobservable inputs.

Financial Assets and Liabilities- The following table presents financial assets and liabilities at fair value as of the dates presented:

	October 29, 2016				January 30, 2016				October 31, 2015(1)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2

	(in thousands)
Financial assets:
Cash and equivalents	$60,962	$60,962	—	—	$32,495	$32,495	—	—	$90,019	$90,019	—
Short-term investments(a)	78,512	2,547	$75,965	—	226,027	2,127	$223,900	—	—	—	—
Long-term investments(a)	76,126	405	75,721	—	71,953	181	71,772	—	306,483	4,392	$302,091
Cost method investments(b)	7,250	—	—	$7,250	6,000	—	—	$6,000	—	—	—
Note receivable from Town Shoes(c)	44,431	—	44,431	—	33,311	—	33,311	—	45,930	—	45,930
Total financial assets	$267,281	$63,914	$196,117	$7,250	$369,786	$34,803	$328,983	$6,000	$442,432	$94,411	$348,021

Financial liabilities:
Stock appreciation rights(d)	—	—	—	—	$561	—	$561	—	$891	—	$891
Contingent consideration(e)	$58,923	—	—	$58,923	—	—	—	—	—	—	—
Total financial liabilities	$58,923	$—	$—	$58,923	$561	$—	$561	$—	$891	$—	$891

(1) There were no Level 3 measurements as of October 31, 2015.

(a) Short-term and long-term investments are valued using a market-based approach using Level 2 inputs such as prices of similar assets in active markets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

(d) Stock appreciation rights are valued using the Black-Scholes model. The unexercised SARs expired in June 2016, and the Company reversed the remaining liability.

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

The following table presents activity related to Level 3 fair value measurements for cost method investments for the periods presented:

	Fiscal period ended
	October 29, 2016	January 30, 2016

	(in thousands)
Carrying value, beginning of period	$6,000	—
Additional cost method investment	1,250	$6,000
Carrying value, end of period	$7,250	$6,000

The following table presents activity related to Level 3 fair value measurements for DSW Inc.'s contingent consideration liability for the period presented:

Nine months ended
October 29, 2016
(in thousands)
Balance, acquisition date of contingent consideration	$53,843
Change in fair value of contingent consideration	5,080
Balance, end of period	$58,923

Non-Financial Assets- The Company evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite-lived intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. For the nine months ended October 29, 2016, there was no impairment. For the nine months ended October 31, 2015, there was a full impairment related to one store in the ABG segment of $0.4 million, recorded in cost of sales, where the future expected cash flows would not recover the carrying amount of its long-lived assets.

9. DEBT OBLIGATIONS

The Company has a $100 million Secured Credit Facility and a $50 million Letter of Credit Agreement, which are described more fully in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As of October 29, 2016, January 30, 2016 and October 31, 2015, the Company had no outstanding borrowings or letters of credit under the Credit Facility with availability of $100 million, $100 million and $50 million, respectively. As of October 29, 2016, January 30, 2016 and October 31, 2015, the Company had $4.9 million, $7.1 million and $4.2 million, respectively, in outstanding letters of credit under the Letter of Credit Agreement, and $5.3 million, $7.7 million and $4.7 million, respectively, in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    PROPERTY AND EQUIPMENT, NET

The balance sheet caption "Property and equipment, net" was comprised of the following as of the periods presented:

	October 29, 2016	January 30, 2016	October 31, 2015

	(in thousands)
Land	$1,110	$1,110	$1,110
Furniture, fixtures and equipment	412,801	385,780	368,886
Software	134,562	120,567	117,393
Buildings, building and leasehold improvements	404,806	385,861	379,176
Total property and equipment	953,279	893,318	866,565
Accumulated depreciation and amortization	(572,061)	(519,077)	(502,312)
Property and equipment, net	$381,218	$374,241	$364,253

11.     ACCRUED EXPENSES

The balance sheet caption "Accrued expenses" was comprised of the following as of the periods presented:

	October 29, 2016	January 30, 2016	October 31, 2015

	(in thousands)
Gift cards and merchandise credits	$36,455	$43,446	$34,016
Compensation	23,872	8,042	14,712
Taxes	29,658	17,004	21,122
Customer loyalty program	11,914	10,084	13,455
Other accrued expenses (1)	41,754	29,224	34,590
Total accrued expenses	$143,653	$107,800	$117,895

(1) Other accrued expenses is comprised of deferred revenue, sales return allowance, stock appreciation rights (as of January 30, 2016 and October 31, 2015) and various other accrued expenses, including advertising, professional fees and rent.

12.     NON-CURRENT LIABILITIES

The balance sheet caption "Non-current liabilities" was comprised of the following as of the periods presented:

	October 29, 2016	January 30, 2016	October 31, 2015

	(in thousands)
Construction and tenant allowances	$90,359	$86,777	$88,257
Deferred rent	38,218	37,650	38,056
Other non-current liabilities (1)	16,077	16,332	16,521
Total non-current liabilities	$144,654	$140,759	$142,834

(1) Other non-current liabilities is comprised of a reserve for a lease of an office facility assumed in the merger with Retail Ventures, Inc. ("RVI"), income tax reserves and deferred compensation. As of October 29, 2016, the accrual related to the office facility was $8.2 million.

13.    SEGMENT REPORTING

The Company's operating segments are the DSW segment, which includes DSW stores and dsw.com, the ABG segment and Other, which includes Ebuys and the Company's investment in Town Shoes. The Company has identified such segments based on internal management reporting and responsibilities and measures segment profit as gross profit, which is defined as net sales less cost of sales. All operations are located in the United States and its territories. As of October 29, 2016, the goodwill balance of $77.2 million is made up of $25.9 million recorded in the DSW segment (consistent with prior periods) and $51.3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

million recorded in Other related to Ebuys.

	DSW segment	ABG segment	Other(1)	Total

	(in thousands)
Three months ended October 29, 2016
Net sales	$639,136	$36,154	$21,326	$696,616
Gross profit	203,978	7,850	(48)	211,780
Capital expenditures	20,967	375	68	21,410

Three months ended October 31, 2015
Net sales	$628,778	$36,742	$—	$665,520
Gross profit	190,903	8,063	—	198,966
Capital expenditures	27,990	371	—	28,361

Nine months ended October 29, 2016
Net sales	$1,866,096	$114,738	$55,993	$2,036,827
Gross profit	573,283	25,880	3,835	602,998
Capital expenditures	64,226	843	82	65,151

Nine months ended October 31, 2015
Net sales	$1,833,572	$114,640	$—	$1,948,212
Gross profit	579,703	23,623	—	603,326
Capital expenditures	81,563	589	—	82,152

Total Assets
As of October 29, 2016	$1,046,887	$106,879	$278,149	$1,431,915
As of January 30, 2016	1,126,179	105,259	137,671	1,369,109
As of October 31, 2015	1,196,332	117,772	143,924	1,458,028

(1) Other includes assets, liabilities and expenses of Ebuys (see Note 2). Other assets also includes the Company's investment in Town Shoes (see Note 2).

14.    INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective tax rate reflects the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. The effective tax rate for the three and nine months ended October 29, 2016 is 39.7% and 39.1%, respectively. The effective tax rate for the three and nine months ended October 31, 2015 was 39.4% and 38.3%, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contractual Obligations- As of October 29, 2016, the Company has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. The Company's obligations under these commitments were $1.3 million as of October 29, 2016. In addition, the Company has signed lease agreements for 21 new DSW store locations, expected to be opened in fiscal 2016, 2017 and 2018, with total annualized rent of $11.6 million. In connection with the new lease agreements, the Company will receive a total of $8.6 million of construction and tenant allowance reimbursements for expenditures at these locations.

The Company also has purchase obligations, which as defined by the SEC, are agreements to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations are described more fully in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

16.    SUBSEQUENT EVENTS

Dividends- On November 22, 2016, DSW Inc.'s Board of Directors declared a quarterly cash dividend payment of $0.20 per share. The dividend will be paid on December 30, 2016 to shareholders of record at the close of business on December 16, 2016. The payment of any future dividends is at the discretion of the Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors.

Share Repurchase Activity- Subsequent to October 29, 2016, DSW Inc. repurchased 0.4 million Class A common shares at a cost of $7.3 million. Life to date, the Company has repurchased a total of 12.6 million Class A common shares at a cost of $316.5 million, with $33.5 million remaining under its share repurchase plan.

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

Company Overview

DSW is the destination for fabulous brands at a great value every single day. With a breathtaking assortment of shoes, handbags and accessories for women, men and kids in 498 stores nationwide and on dsw.com, DSW strives to delight customers with finding the perfect shoe at an incredible price. Our DSW stores average approximately 21,000 square feet and carry approximately 23,000 pairs of shoes. In addition, our DSW Rewards loyalty program means shopping comes with perks; members earn points towards certificates every time they purchase. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

As a segment of DSW Inc., the Affiliated Business Group ("ABG") partners with multi-category retailers to develop strategies and business models for targeted shoe assortments. ABG provides service to 396 store locations and two e-commerce channels through leased partnerships with Stein Mart, Gordmans and Frugal Fannie's.

DSW Inc. also has an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada, with sales of approximately $260 million CAD for the nine months ended the third quarter of fiscal 2016. As of October 29, 2016, Town Shoes operated 188 locations across Canada, primarily under The Shoe Company, Shoe Warehouse, Town Shoes and DSW banners, as well as an e-commerce site. In 2014, DSW Inc. entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse trade name for their new larger concept Canadian stores. As of October 29, 2016, there are 23 DSW Designer Shoe Warehouse stores in Canada.

On March 4, 2016, the Company acquired Ebuys, Inc. ("Ebuys"), a leading off price footwear and accessories retailer operating in digital marketplaces. Ebuys sells products to customers located in North America, Europe, Australia and Asia. The transaction supports DSW Inc.’s efforts to grow its market share within footwear and accessories domestically and internationally.

On August 2, 2016, DSW Inc. signed an agreement with Apparel Group as an exclusive franchise partner in the Middle East. The agreement will expand DSW by up to 40 stores across the territory, both in malls and on high street locations, with the first stores planned to open in fiscal 2017.

In an effort to improve its cost structure, the Company has incurred restructuring expenses comprising of severance and professional fees for the three and nine months ended October 29, 2016 of $1.3 million and $4.1 million, respectively. As of October 29, 2016, $1.3 million is included in accrued expenses on the Company's Condensed Consolidated Balance Sheets primarily related to unpaid severance costs.

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

Results of Operations

The following table includes selected components of our results of operations, expressed as percentages of net sales:

	Three months ended		Nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(69.6)	(70.1)	(70.4)	(69.0)
Gross profit	30.4	29.9	29.6	31.0
Operating expenses	(21.2)	(20.4)	(21.9)	(20.9)
Change in fair value of contingent consideration	(0.2)	—	(0.3)	—
Operating profit	9.0	9.5	7.4	10.1
Interest income, net	0.1	0.1	0.1	0.1
Non-operating income (expense)	0.0	0.0	0.0	0.2
Income before income taxes and income (loss) from Town Shoes	9.1	9.6	7.5	10.4
Income tax provision	(3.7)	(3.8)	(3.0)	(4.0)
Income (loss) from Town Shoes	0.2	0.1	0.1	0.0
Net income	5.6%	5.9%	4.6%	6.4%

Overview. Our reported net income for the nine months ended October 29, 2016 was $94.0 million, or $1.14 per diluted share, including pre-tax charges of $11.5 million, or $0.09 per share, from purchase accounting, transaction costs and fair market value accounting charges related to the Ebuys acquisition, and $4.1 million, or $0.03 per share, from restructuring costs. This compares against last year’s net income of $124.3 million, or $1.39 per diluted share.

Three and Nine months ended October 29, 2016 Compared to Three and Nine months ended October 31, 2015

Net Sales. Net sales for the third quarter of fiscal 2016 increased 4.7% compared to the third quarter of fiscal 2015. Net sales for the nine months ended October 29, 2016 increased 4.5% compared to the nine months ended October 31, 2015. The following table summarizes the net change in our net sales:

	Three months ended	Nine months ended
	October 29, 2016	October 29, 2016

	(in millions)
Net sales for the same period last year	$665.5	$1,948.2
Decrease in comparable sales	(12.9)	(30.5)
Increase due to Ebuys sales	21.3	56.0
Net increase from non-comparable and closed store sales	22.7	63.1
Net sales for the current period	$696.6	$2,036.8

The following table summarizes our net sales by segment and in total:

	Three months ended		Nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

	(in thousands)
DSW segment	$639,136	$628,778	$1,866,096	$1,833,572
ABG segment	36,154	36,742	114,738	114,640
Other(1)	21,326	—	55,993	—
Total DSW Inc.	$696,616	$665,520	$2,036,827	$1,948,212

(1) Other represents net sales for Ebuys.

The following table summarizes our comparable sales change by reportable segment and in total:

	Three months ended		Nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
DSW segment	(1.8)%	(3.9)%	(1.5)%	0.8%
ABG segment	(4.6)%	(3.0)%	(3.1)%	1.0%
Total DSW Inc.	(2.0)%	(3.9)%	(1.6)%	0.9%

Our increase in total net sales for the three and nine months ended October 29, 2016 was driven by the DSW segment and incremental sales from the acquisition of Ebuys. Within the DSW segment, marketing activities drove a low single digit increase in transactions with an improvement in new customer acquisition. This was offset by a low single digit decline in average dollar sales due to shifts in category mix. Digital demand increased including growth of our drop ship business. Stores fulfilled close to a third of digital demand this quarter, led by the adoption of our buy online, pick-up and ship-to-store programs.

The women's and men's categories performed in line with the chain's low single digit comparable sales decline, as athletic continued to exert its strong influence in each category. We updated our brand mix to reflect better value in men's dress and casual, greater athletic-inspired styling and introduced a number of new and emerging brands to the customer. Also, by the end of the third quarter of fiscal 2016 we had launched our kids assortment in 224 stores.

Sales for the ABG segment remained relatively flat for the three and nine months ended October 29, 2016, while revenue from our Ebuys acquisition (included in Other above) contributed $21.3 million and $56.0 million for the three and nine months ended October 29, 2016, respectively.

Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percentage of net sales to 30.4% in the third quarter of fiscal 2016 from 29.9% in the third quarter of fiscal 2015. Gross profit decreased as a percentage of net sales to 29.6% for the nine months ended October 29, 2016 from 31.0% for the nine months ended October 31, 2015.

By segment and in total, reported gross profit as a percentage of net sales was:

	Three months ended		Nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
DSW segment	31.9%	30.4%	30.7%	31.6%
ABG segment	21.7%	21.9%	22.6%	20.6%
Other(1)	(0.2)%	—%	6.8%	—%
Total DSW Inc.	30.4%	29.9%	29.6%	31.0%

(1) Other represents reported gross profit attributable to Ebuys.

The reconciliation of each segment's merchandise margin (as described below under "Non-GAAP Measures", is a measure not under generally accepted accounting principles ("GAAP")) to gross profit (the most comparable GAAP measure) as a percentage of net sales is provided below:

	Three months ended		Nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
DSW segment gross profit	31.9%	30.4%	30.7%	31.6%
Store occupancy expense	10.8	10.7	11.1	10.8
Distribution and fulfillment expenses	2.3	2.2	2.2	2.1
DSW segment merchandise margin	45.0%	43.3%	44.0%	44.5%

ABG segment gross profit	21.7%	21.9%	22.6%	20.6%
Occupancy fees	20.7	20.3	20.4	21.6
Distribution and fulfillment expenses	1.1	1.1	1.1	1.1
ABG segment merchandise margin	43.5%	43.3%	44.1%	43.3%

Other gross profit(1)	(0.2)%	—%	6.8%	—%
Marketplace fees	12.4	—	11.8	—
Distribution and fulfillment expenses	15.5	—	13.0	—
Other merchandise margin	27.7%	—%	31.6%	—%

(1) Other represents reported gross profit attributable to Ebuys.

Gross profit for the third quarter of fiscal 2016 increased 50 basis points as a percentage of net sales. Tighter buys and higher sell through resulted in better margin favorability in clearance. The Company initiated a number of new actions to optimize clearance levels and reduce markdowns. Lower markups and shipping expense growth partly offset the benefit from last year's inventory valuation reserve. Occupancy costs leveraged by 20 basis points while distribution and fulfillment costs deleveraged due to higher fulfillment costs at Ebuys. As part of the integration of Ebuys, the Company accrued additional reserves and took additional markdowns to clear aged inventories. These higher markdowns led to a lower gross profit, however enabled us to enter peak selling season with a better assortment. Gross profit for our ABG segment deleveraged by 20 basis points due to higher occupancy fees.

Gross profit for the nine months ended October 29, 2016 decreased 140 basis points as a percentage of net sales primarily due to lower initial markup from category mix and sharper pricing, as well as higher markdowns, offset by the actions taken to optimize clearance levels and reduce markdowns, as noted above. Distribution and fulfillment costs deleveraged due to a higher mix of digital sales. Gross profit for our ABG segment increased for the nine months ended October 29, 2016 primarily as a result of last year's impairment charges. Other represents gross profit attributable to Ebuys.

Operating Expenses. Reported operating expenses as a percentage of net sales was 21.2% and 20.4% for the third quarter of fiscal 2016 and 2015, respectively, and 21.9% and 20.9% for the nine months ended October 29, 2016 and October 31, 2015, respectively. The change for both periods was driven by the reversal of incentive compensation last year, purchase accounting and transaction costs related to the Ebuys acquisition, as well as restructuring costs as a result of the Company's expense initiative in fiscal year 2016.

Change in Fair Value of Contingent Consideration. For the three and nine months ended October 29, 2016, the change in fair value of contingent consideration was $1.5 million and $5.1 million, respectively, due to the passage of time. The consideration for our acquisition of Ebuys includes future payments that are contingent upon the achievement of specified milestones. We will revalue our contingent consideration obligation each reporting period. The change in the fair value of contingent consideration is recognized within our statement of operations.

Interest Income, Net. Interest income, net, for the three and nine months ended October 29, 2016 decreased $0.5 million and $1.0 million, respectively, compared to the three and nine months ended October 31, 2015 due to lower cash and investments. The lower cash balance reflects our investment in Ebuys this year and ongoing share repurchases.

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

Income Tax Provision. The effective tax rate reflects the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. The effective tax rate for the three and nine months ended October 29, 2016 is 39.7% and 39.1%, respectively. The effective tax rate for the three and nine months ended October 31, 2015 was 39.4% and 38.3%, respectively.

Income (Loss) from Town Shoes. Income (loss) from Town Shoes for the three and nine months ended October 29, 2016 increased $0.4 million and $2.1 million, respectively, compared to the three and nine months ended October 31, 2015 due to improved operating results. Income (loss) from Town Shoes includes DSW's portion of the income or loss in Town Shoes' operations, partially offset by interest income on the shareholder note.

Seasonality

Our business is subject to seasonal merchandise trends driven by the change in weather conditions and our customers’ interest in new seasonal styles. New spring styles are primarily introduced in the first quarter, and new fall styles are primarily introduced in the third quarter.

Liquidity and Capital Resources

Overview. Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursues our growth strategy and can withstand unanticipated business volatility. We believe that cash generated from our operations, together with our current levels of cash and investments, as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, and fund capital expenditures related to projected business growth.

Net Working Capital. Net working capital is defined as current assets less current liabilities. As of October 29, 2016, January 30, 2016 and October 31, 2015, net working capital was $443.2 million, $472.2 million and $364.7 million, respectively. Current ratio is defined as current assets divided by current liabilities. As of October 29, 2016, January 30, 2016 and October 31, 2015, the current ratio was 2.5, 2.5 and 2.3, respectively.

In November 2015, the FASB released ASU 2015-17, which requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. We elected to early adopt the standard in the fourth quarter of fiscal 2015 and applied the amendments retrospectively to maintain comparability of our balance sheet and related ratios. The change in accounting standard has been applied retrospectively by adjusting the balance sheet for the prior period presented. The table below represents the change in net working capital and the current ratio for the prior period presented as a result of the new ASU:

	As of October 31, 2015
	As previously reported	As adjusted

	(in thousands)
Net working capital	$390.0	$364.7
Current ratio	2.4	2.3

Operating Cash Flows. For the nine months ended October 29, 2016, our net cash provided by operations was $110.6 million compared to $145.3 million for the nine months ended October 31, 2015 with the change driven primarily by changes in working capital and lower net income.

Investing Cash Flows. For the nine months ended October 29, 2016, our net cash provided by investing activities was $8.3 million compared to net cash used of $6.8 million for the nine months ended October 31, 2015. During the nine months ended October 29, 2016, we incurred $65.2 million for capital expenditures, of which $36.9 million related to new stores and remodels and $28.3 million related to business infrastructure. During the nine months ended October 29, 2016, we had net sales of short-term and long-term investments of $145.6 million compared to $70.8 million during the nine months ended October 31, 2015. The overall change in investment activity for the nine months ended October 29, 2016 was attributable in part to the liquidation of our investments to fund the amount paid of $59.5 million for the acquisition of Ebuys.

Financing Cash Flows. For the nine months ended October 29, 2016, our net cash used in financing activities was $90.5 million compared to $110.9 million for the nine months ended October 31, 2015. Net cash used in financing activities was primarily related to the payment of dividends and share repurchases for the nine months ended October 29, 2016 and October 31, 2015.

Free cash flow (a non-GAAP liquidity measure), as described under "Non-GAAP Measures", is defined as cash flows from operating activities less capital expenditures. The table below represents the free cash flow for the periods presented:

	Nine months ended
	October 29, 2016	October 31, 2015

	(in thousands)
Cash flows from operating activities	$110,635	$145,315
Less: Capital expenditures	65,151	82,152
Free cash flow	$45,484	$63,163

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

The Company has a $100 million Secured Credit Facility and a $50 million Letter of Credit Agreement, which are described more fully in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As of October 29, 2016, January 30, 2016 and October 31, 2015, the Company had no outstanding borrowings or letters of credit under the Credit Facility with availability of $100 million, $100 million and $50 million, respectively. As of October 29, 2016, January 30, 2016 and October 31, 2015, the Company had $4.9 million, $7.1 million and $4.2 million, respectively, in outstanding letters of credit under the Letter of Credit Agreement, and $5.3 million, $7.7 million and $4.7 million, respectively, in restricted cash on deposit as collateral under the Letter of Credit Agreement. The restricted cash balance is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contractual Obligations

As of October 29, 2016, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. The Company's obligations under these commitments were $1.3 million as of October 29, 2016. In addition, the Company has signed lease agreements for 21 new DSW store locations, expected to be opened in fiscal 2016, 2017 and 2018, with total annualized rent of $11.6 million. In connection with the new lease agreements, the Company will receive a total of $8.6 million of construction and tenant allowance reimbursements for expenditures at these locations.

The Company also has purchase obligations, which as defined by the SEC, are agreements to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations are described more fully in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

As of October 29, 2016, we operated all of our stores and our fulfillment center from leased facilities. Ebuys also operates from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on a lease by lease review at lease inception. DSW does not have any capital leases of real estate as of October 29, 2016, January 30, 2016 and October 31, 2015.

Future Cash

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to DSW Inc. shareholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to DSW Inc. or a U.S. affiliate.

Off-Balance Sheet Arrangements

As of October 29, 2016, DSW Inc. has not entered into any "off-balance sheet" arrangements, as that term is described by the Securities and Exchange Commission.

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

Non-GAAP Measures

We believe that merchandise margin (a non-GAAP financial measure which reflects gross profit, as a percentage of net sales (under GAAP), adjusted to add back in occupancy expenses and distribution and fulfillment expenses) is beneficial to management and investors in evaluating the performance of our segments and consolidated operations by reflecting overall product earnings. In addition, we believe free cash flow (a non-GAAP liquidity measure which reflects operating activities (under GAAP) less capital expenditures) is also beneficial to management and investors in evaluating the Company’s financial condition from operations. We believe that both of these non-GAAP measures provide useful information about the Company's performance and financial condition on a consistent basis and between periods.

Please see the “Results of Operations” and “Liquidity and Capital Resources” sections of Management’s Discussion and Analysis for the appropriate reconciliations to their respective GAAP measures. These non-GAAP measures should be considered supplemental and not a substitute for the Company's results reported in accordance with GAAP for the periods presented. The Company's non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Cash and Equivalents and Investments- Our cash and equivalents have maturities of 90 days or less. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation insurance limits. We also have available-for-sale investments.

$100 Million Credit Facility and $50 Million Letter of Credit Agreement- As of October 29, 2016, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at rates in accordance with our credit facility and credit agreement and would be subject to interest rate risk. Because we have no outstanding debt, we do not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on our financial position.

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

Item 1A. Risk Factors.

The Company's risk factors are set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered securities. None.

(b) Use of Proceeds. Not applicable.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

Share Repurchase Program- In fiscal 2015, the Board of Directors approved a $200 million share repurchase program. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common shares under the program. Shares will be repurchased on the open market at times and in amounts considered appropriate by the Company based on price and market conditions. For the three and nine months ended October 29, 2016, DSW Inc. repurchased a total of 2.0 million Class A common shares at a cost of $42.7 million. As of October 29, 2016, we have repurchased a total of 12.2 million Class A common shares at a cost of $309.2 million, with $40.8 million remaining under the program. The shares withheld and repurchased are summarized in the table below (in thousands, except per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
July 31, 2016 to August 27, 2016(a)	45	$24.20	—	$83,469
August 28, 2016 to October 1, 2016(a)	2	23.78	—	83,469
October 2, 2016 to October 29, 2016(b)	2,035	21.04	2,029	40,771
	2,082	$21.15	2,029	$40,771

(a) The total number of shares repurchased relates to shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

(b) The total number of shares repurchased includes shares repurchased as part of publicly announced programs (the average price paid per share includes any broker commissions), with the remainder relating to shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

Item 3.    Defaults Upon Senior Securities. None.

Item 4.    Mine Safety Disclosures. Not Applicable.

Item 5.    Other Information. None.

Item 6.    Exhibits. See Index to Exhibits on page 28.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DSW INC.
(Registrant)

Date:	December 1, 2016	By:	/s/ Jared Poff
Jared Poff
SVP and Chief Financial Officer
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