Form 10-Q
period 2017-04-29
DSW Inc.
filed 2017-05-25
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Number of shares outstanding of each of the registrant's classes of common stock, as of May 19, 2017: 72,534,882 Class A Common Shares and 7,732,807 Class B Common Shares.

DSW INC.

All references to "we," "us," "our," "DSW Inc.," or the "Company" in this Quarterly Report on Form 10-Q mean DSW Inc. and its wholly-owned subsidiaries. DSW refers to the DSW segment, which includes DSW stores and dsw.com. We own many trademarks and service marks. This Quarterly Report on Form 10-Q may contain trademarks, trade dress, and tradenames of other companies. Use or display of other parties' trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended
	April 29, 2017	April 30, 2016
Net sales	$691,102	$681,267
Cost of sales	(495,873)	(476,910)
Operating expenses	(153,264)	(154,196)
Change in fair value of contingent consideration liability	(1,084)	(1,445)
Operating profit	40,881	48,716
Interest expense	(47)	(49)
Interest income	608	570
Interest income, net	561	521
Non-operating income (expense)	(1,504)	164
Income before income taxes and loss from Town Shoes	39,938	49,401
Income tax provision	(15,665)	(19,078)
Loss from Town Shoes	(1,306)	(309)
Net income	$22,967	$30,014
Basic and diluted earnings per share:
Basic earnings per share	$0.29	$0.37
Diluted earnings per share	$0.28	$0.36
Weighted average shares used in per share calculations:
Basic shares	80,217	81,953
Diluted shares	80,732	82,705

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended
	April 29, 2017	April 30, 2016
Net income	$22,967	$30,014
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	(4,120)	12,149
Unrealized net gain on available-for-sale securities (net of tax expense (benefit) of ($55) and $117, respectively)	56	126
Reclassification adjustment for net losses realized in net income (net of tax benefit of $65)	1,580	—
Total other comprehensive income (loss), net of income taxes	(2,484)	12,275
Total comprehensive income	$20,483	$42,289

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	April 29, 2017	January 28, 2017	April 30, 2016
ASSETS
Cash and cash equivalents	$79,673	$110,657	$59,462
Short-term investments	174,193	98,530	97,612
Accounts receivable	15,545	18,456	15,239
Accounts receivable from related parties	1,320	550	58
Inventories	575,171	499,995	563,317
Prepaid expenses and other current assets	36,226	31,074	32,165
Prepaid rent to related parties	4	4	1
Total current assets	882,132	759,266	767,854
Property and equipment, net	374,320	375,251	373,979
Long-term investments	—	77,904	80,456
Goodwill	79,689	79,689	80,684
Deferred income taxes	16,287	14,934	21,217
Long-term prepaid rent to related parties	741	768	848
Equity investment in Town Shoes	13,705	15,830	18,389
Note receivable from Town Shoes	52,928	53,121	50,618
Intangible assets	34,044	35,108	40,614
Other assets	17,618	16,605	22,331
Total assets	$1,471,464	$1,428,476	$1,456,990
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$212,821	$185,497	$196,698
Accounts payable to related parties	790	774	821
Accrued expenses	135,758	130,334	125,766
Total current liabilities	349,369	316,605	323,285
Non-current liabilities	142,519	141,179	142,693
Contingent consideration liability	34,288	33,204	57,445
Total liabilities	526,176	490,988	523,423
Commitments and contingencies	—	—	—
Shareholders' equity:
Common shares paid-in capital, no par value; 250,000 Class A Common Shares authorized; 85,126, 85,038 and 84,493 issued, respectively; 72,535, 72,447 and 74,282 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733 issued and outstanding	949,645	946,351	932,702
Preferred shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost, 12,591, 12,591 and 10,211 outstanding, respectively	(316,531)	(316,531)	(266,531)
Retained earnings	353,592	346,602	300,817
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(16,425)	(13,941)	(8,428)
Total shareholders' equity	945,288	937,488	933,567
Total liabilities and shareholders' equity	$1,471,464	$1,428,476	$1,456,990

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net income	$22,967	$30,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,872	19,753
Stock-based compensation expense	3,609	3,657
Deferred income taxes	(1,232)	598
Loss from Town Shoes	1,306	309
Change in fair value of contingent consideration liability	1,084	1,445
Loss on disposal of long-lived assets	63	160
Loss on foreign currency transactions	1,462	—
Amortization of investment discounts and premiums	133	536
Change in operating assets and liabilities:
Accounts receivable	2,141	1,790
Inventories	(75,176)	(48,929)
Prepaid expenses and other current assets	(6,833)	5,886
Accounts payable	26,786	(18,653)
Accrued expenses	4,428	13,742
Other	5,708	(494)
Net cash provided by operating activities	7,318	9,814
Cash flows from investing activities:
Cash paid for property and equipment	(18,314)	(26,039)
Purchases of available-for-sale investments	(54,700)	(24,024)
Sales of available-for-sale investments	54,036	151,793
Additional borrowings by Town Shoes	(5,689)	(6,641)
Acquisition of Ebuys	—	(60,411)
Net cash provided by (used in) investing activities	(24,667)	34,678
Cash flows from financing activities:
Proceeds from exercise of stock options	328	243
Net change in vendor payment program	898	—
Cash paid for income taxes for stock-based compensation shares withheld	(643)	(1,042)
Dividends paid	(15,977)	(16,337)
Net cash used in financing activities	(15,394)	(17,136)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(32,743)	27,356
Cash, cash equivalents, and restricted cash, beginning of period	115,311	40,171
Cash, cash equivalents, and restricted cash, end of period	$82,568	$67,527
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$23,947	$12,739
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$5,092	$4,817
Ebuys contingent purchase price	$—	$56,000

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Business Operations- DSW Inc., an Ohio corporation, together with its wholly-owned subsidiaries, is the destination for fabulous footwear brands and accessories at a great value every single day. We offer a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids. We conduct business in two reportable segments: the DSW segment ("DSW"), which includes DSW stores and dsw.com, and the Affiliated Business Group ("ABG") segment.

The ABG segment partners with three other retailers to help build and optimize their in-store and online footwear businesses. ABG supplies merchandise for the shoe departments of Stein Mart, Gordmans, and Frugal Fannie's. On March 13, 2017, Gordmans filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and announced its plan to liquidate inventory and other assets. The filing and liquidation sale is subject to the oversight of the bankruptcy court. During the first quarter of fiscal 2017, Gordmans closed 19 stores and expects to close another 30 to 37 stores with the majority expected to close during the second quarter of fiscal 2017. Stage Stores, Inc., will acquire the remaining 50 to 57 stores and we have signed an agreement to provide services for these stores through the end of fiscal 2017. We have collected on all pre-petition receivables, and Gordmans is current on all post-petition receivables. As of April 29, 2017, inventory was approximately $0.6 million at cost for the remaining Gordmans stores to be closed, and markdowns of our inventory are being taken in line with the Gordmans liquidation sales.

We also have an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in Canada for the sale of branded footwear offered in stores and on e-commerce sites under the banners of The Shoe Company, Shoe Warehouse, Town Shoes and DSW.

During fiscal 2016, we completed several transactions that supported our efforts to grow market share within footwear and accessories domestically and internationally. On March 4, 2016, we acquired Ebuys, Inc. ("Ebuys"), a leading off price footwear and accessories retailer operating in digital marketplaces. Ebuys sells products to customers located in North America, Europe, Australia and Asia. On August 2, 2016, we signed an agreement with the Apparel Group as an exclusive franchise partner in the Gulf Coast region of the Middle East. Under this franchise agreement, we will expand the DSW banner by up to 40 stores across the territory with the first stores planned to open in fiscal 2017.

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 28, 2017 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, filed with the U.S. Securities and Exchange Commission on March 23, 2017.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year refer to the calendar year in which the fiscal year begins.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The preliminary and final purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired consisted of the following:

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

The final fair value of intangible assets includes $22.3 million for online retailer and customer relationships based on using the excess earnings method, $11.0 million for tradenames based on using the relief from royalty method, and $5.4 million for non-compete agreements based on using the with-and-without method. The categorization of the fair value framework used for these methods are considered Level 3 due to the subjective nature of the unobservable inputs used to determine the fair value.

The goodwill represents the intangible assets that do not qualify for separate recognition and is primarily the result of expected synergies, vertical integration as a market for selling aged inventory, online presence, and the acquired workforce. Goodwill related to this acquisition is deductible for income tax purposes.

During fiscal 2016, we also made fair value adjustments to the contingent consideration liability based on Ebuys' results of operations during the year and revised projections for the contingent periods. These adjustments were not considered measurement period adjustments and were recognized as an adjustment to income from operations.

Equity Investment in Town Shoes- In May 2014, we acquired a 49.2% interest in Town Shoes for $75.1 million Canadian dollars ("CAD") ($68.9 million United States Dollars ("USD")), which included the purchase of an unsecured subordinated note from Town Shoes issued on February 14, 2012 that earns payment-in-kind interest at 12% and matures on February 14, 2022. As of April 29, 2017, our ownership percentage was 46.3%. The dilution of our ownership is due to Town Shoes' employee exercise of stock options. Our ownership stake provides 50% voting control and board representation equal to the co-investor.

Additionally, the Town Shoe co-investor holds a put option to sell the remaining portion of the Company in fiscal 2017 to DSW Inc., and for the subsequent two years. We hold a call option to purchase the remaining portion of the Company in fiscal 2018, and for the subsequent two years, if the Town Shoe co-investor has not exercised their put option. During fiscal 2015, we invested $100 million CAD in available-for-sale securities denominated in CAD in anticipation of funding the future purchase of the remaining interest in Town Shoes. As of April 29, 2017, we classified these available-for-sale securities as short-term investments based on management's intent to exercise the call option to purchase the remaining portion of Town Shoes in the first quarter of fiscal 2018.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.    SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Principles of Consolidation- The consolidated financial statements include the accounts of DSW Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in USD, unless otherwise noted.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of sales returns, depreciation, amortization, inventory valuation, contingent consideration liability, customer loyalty program reserve, recoverability of long-lived assets and intangible assets, legal reserves, accrual for lease obligations and establishing reserves for self-insurance. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Cash, Cash Equivalents, and Restricted Cash- Cash and cash equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Restricted cash represents cash that is restricted as to withdrawal or usage and consists of a mandatory cash deposit with the lender for outstanding letters of credit.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in thousands)
Cash and cash equivalents	$79,673	$110,657	$59,462
Restricted cash, included in prepaid expenses and other current assets	2,895	4,654	8,065
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$82,568	$115,311	$67,527

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Three months ended
	April 29, 2017			April 30, 2016
	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
	(in thousands)
Accumulated other comprehensive loss - beginning of period	$(13,699)	$(242)	$(13,941)	$(20,530)	$(173)	$(20,703)
Other comprehensive income (loss) before reclassifications	(4,120)	56	(4,064)	12,149	126	12,275
Amounts reclassified to non-operating income	1,462	118	1,580	—	—	—
Other comprehensive income (loss)	(2,658)	174	(2,484)	12,149	126	12,275
Accumulated other comprehensive loss - end of period	$(16,357)	$(68)	$(16,425)	$(8,381)	$(47)	$(8,428)

Adopted Accounting Standards- In the first quarter of fiscal 2017, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which eliminated the requirement to recognize excess tax benefits in common shares paid-in capital and the requirement to evaluate tax deficiencies for common shares paid-in capital or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit on a prospective basis. For the consolidated statements of cash flows, excess tax benefits related to stock-based compensation is no longer presented, on a retroactive basis, as a financing activity cash inflow and as an operating activity cash outflow. As we did not have any excess tax benefits related to stock-based compensation during fiscal 2016, the adoption of ASU 2016-09 did not result in a change in the activity presented in the statements of cash flows for the three months ended April 30, 2016.

In the first quarter of fiscal 2017, we early adopted ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires that the consolidated statements of cash flows provides the change in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. As a result of this adoption, we no longer show the changes in restricted cash balances as a component of cash flows from investing activities but instead include the balances of restricted cash with cash and cash equivalents for the beginning and end of the periods presented.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of adopting ASU 2016-18, we adjusted the statements of cash flows on a retroactive basis as follows:

Three months ended
April 30, 2016
(in thousands)
Net cash provided by investing activities, as previously reported	$34,289
Eliminated the impact of the increase in restricted cash	389
Net cash provided by investing activities, as adjusted	$34,678
Net increase in cash and cash equivalents, as previously reported	$26,967
Eliminated the impact of the increase in restricted cash	389
Net increase in cash, cash equivalents, and restricted cash, as adjusted	$27,356
Cash and cash equivalents, beginning of period, as previously reported	$32,495
Included restricted cash	7,676
Cash, cash equivalents, and restricted cash, beginning of period, as adjusted	$40,171
Cash and cash equivalents, end of period, as previously reported	$59,462
Included restricted cash	8,065
Cash, cash equivalents, and restricted cash, end of period, as adjusted	$67,527

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Schottenstein Affiliates

As of April 29, 2017, the Schottenstein Affiliates, entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 19% of the Company's outstanding Common Shares, representing approximately 51% of the combined voting power. As of April 29, 2017, the Schottenstein Affiliates beneficially owned 7.3 million Class A Common Shares and 7.7 million Class B Common Shares.

Leases with Related Parties- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. During the three months ended April 29, 2017 and April 30, 2016, we recorded rent expense from leases with Schottenstein Affiliates of $2.3 million and $2.0 million, respectively.

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

Other Purchases and Services- During the three months ended April 29, 2017 and April 30, 2016, we had other purchases and services from Schottenstein Affiliates of $0.3 million and $0.3 million, respectively.

Town Shoes

Our ownership percentage in Town Shoes was 46.3%, which provides us a 50% voting control and board representation equal to the co-investor, and is treated as an equity investment.
Management Agreement- We have a management agreement with Town Shoes under which we provided certain information technology and management services. During the three months ended April 29, 2017, we recognized income of $0.3 million. During the three months ended April 30, 2016, no services were provided.

License Agreement- We license the use of our tradename and trademark, DSW Designer Shoe Warehouse, to Town Shoes for a royalty fee based on a percentage of net sales from its Canadian DSW stores. The license is exclusive and non-transferable for use in Canada. During the three months ended April 29, 2017 and April 30, 2016, we recognized $0.1 million and $0.1 million, respectively, of royalty fees, which are included in net sales.

Other Purchases and Services- During the three months ended April 29, 2017, Town had other purchases and services from us of $0.9 million. During the three months ended April 30, 2016, no services were provided.

David Duong, CEO of Ebuys

On March 4, 2016, we acquired 100% ownership of Ebuys from its co-founders, including David Duong who is our current CEO of Ebuys, for cash and future amounts to be paid to the co-founders contingent upon achievement of certain milestones. See Note 13, Commitments and Contingencies, for the estimated fair value of the contingent consideration liability and changes recognized. Mr. Duong will receive 50% of any future payments of the contingent consideration.

5.    EARNINGS PER SHARE

Basic earnings per share is based on net income and the weighted average of Class A and Class B Common Shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") calculated using the treasury stock method.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a reconciliation of the number of shares used in the calculation of earnings per share:

	Three months ended
	April 29, 2017	April 30, 2016
	(in thousands)
Weighted average shares outstanding - Basic shares	80,217	81,953
Dilutive effect of stock-based compensation awards	515	752
Weighted average shares outstanding - Diluted shares	80,732	82,705

For the three months ended April 29, 2017 and April 30, 2016, the number of potential shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 3.9 million and 3.1 million, respectively.

6.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended
	April 29, 2017	April 30, 2016
	(in thousands)
Stock options	$1,751	$1,677
Restricted stock units	830	1,230
Performance-based restricted stock units	977	682
Director stock units ("DSUs")	51	68
	$3,609	$3,657

The fair value for stock option awards was estimated at the grant date using the Black-Scholes pricing model with the following weighted average assumptions for the options granted:

	Three months ended
	April 29, 2017	April 30, 2016
Assumptions:
Risk-free interest rate	1.9%	1.5%
Expected volatility	34.4%	36.0%
Expected option term	5.5 years	5.4 years
Dividend yield	3.9%	3.0%
Other data:
Weighted average grant date fair value	$4.20	$6.59

The following table summarizes the stock-based compensation award activity:

	Three months ended April 29, 2017
	Stock Options	RSUs	PSUs	DSUs
	(in thousands)
Outstanding - beginning of period	3,799	351	250	311
Granted	1,606	258	236	5
Exercised / vested	(29)	(53)	(34)	(1)
Forfeited / expired	(193)	(33)	(3)	—
Outstanding - end of period	5,183	523	449	315

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of April 29, 2017, 4.8 million shares of Class A Common Shares remain available for future stock-based compensation grants under the 2014 Long-Term Incentive Plan.

7.    INVESTMENTS

We hold available-for-sale investments primarily in bonds and term notes. Investments consisted of the following:

	Short-term investments			Long-term investments
	April 29, 2017	January 28, 2017	April 30, 2016	April 29, 2017	January 28, 2017	April 30, 2016
	(in thousands)
Available-for-sale investments:
Carrying value	$174,381	$98,793	$97,236	$—	$77,882	$80,748
Unrealized gains included in accumulated other comprehensive loss	87	101	411	—	133	22
Unrealized losses included in accumulated other comprehensive loss	(275)	(364)	(35)	—	(111)	(314)
Total investments	$174,193	$98,530	$97,612	$—	$77,904	$80,456

8.    FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities- Financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	April 29, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$79,673	$79,673	—	—
Short-term investments	174,193	934	$173,259	—
	$253,866	$80,607	$173,259	$—
Financial liabilities -
Contingent consideration liability	$34,288	—	—	$34,288
	$34,288	$—	$—	$34,288

	January 28, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$110,657	$110,657	—	—
Short-term investments	98,530	2,446	$96,084	—
Long-term investments	77,904	431	77,473	—
	$287,091	$113,534	$173,557	$—
Financial liabilities -
Contingent consideration liability	$33,204	—	—	$33,204
	$33,204	$—	$—	$33,204

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	April 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$59,462	$59,462	—
Short-term investments	97,612	5,676	$91,936
Long-term investments	80,456	286	80,170
	$237,530	$65,424	$172,106	$—
Financial liabilities -
Contingent consideration liability	$57,445	—	—	$57,445
	$57,445	$—	$—	$57,445

The short-term and long-term investments categorized as Level 2 were valued using a market-based approach using inputs such as prices of similar assets in active markets. See Note 13, Commitments and Contingencies, for the estimated fair value (categorized as Level 3) of the contingent consideration liability and changes recognized.

We have financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of accounts receivables, note receivable from Town Shoes, and accounts payables. The carrying value of accounts receivables and accounts payables approximated their fair values due to their short-term nature. As of April 29, 2017, January 28, 2017 and April 30, 2016, the fair value of the note receivable from Town Shoes was $46.1 million, $45.7 million and $43.2 million, respectively, compared to the carrying value of $52.9 million, $53.1 million and $50.6 million, respectively. We estimated the fair value of the note receivable based upon current interest rates offered on similar instruments. The change in fair value is based on the change in comparable rates on similar instruments. Based on our intention and ability to hold the note until maturity or the exercise of the put/call option, the carrying value is not other-than-temporarily impaired.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in thousands)
Land	$1,110	$1,110	$1,110
Buildings	12,485	12,485	12,485
Building and leasehold improvements	395,576	393,505	375,969
Furniture, fixtures and equipment	414,179	408,653	373,863
Software	134,656	123,460	120,372
Construction in progress	25,420	27,456	26,739
Total property and equipment	983,426	966,669	910,538
Accumulated depreciation and amortization	(609,106)	(591,418)	(536,559)
Property and equipment, net	$374,320	$375,251	$373,979

Construction in progress is comprised primarily of the construction of leasehold improvements and furniture and fixtures related to unopened stores and internal-use software under development.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in thousands)
Gift cards and merchandise credits	$43,106	$45,743	$39,385
Compensation	18,762	17,132	18,145
Taxes	19,656	21,764	20,944
Customer loyalty program	12,227	11,502	10,987
Other (1)	42,007	34,193	36,305
	$135,758	$130,334	$125,766

(1)	Other is comprised of deferred revenue, sales return allowance, and various other accrued expenses, including amounts owed under our vendor payment program described below.

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

11.    NON-CURRENT LIABILITIES

Non-current liabilities consisted of the following:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in thousands)
Construction and tenant allowances	$86,803	$87,886	$87,002
Deferred rent	38,176	37,779	37,931
Other	17,540	15,514	17,760
	$142,519	$141,179	$142,693
12.    DEBT

Credit Facility- On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility") that provides revolving credit up to $100 million. The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated the prior credit facility, dated June 30, 2010. The Credit Facility will expire on July 31, 2018. The Credit Facility may be further increased by up to $50 million upon request subject to lender acceptance, financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of DSW Inc.'s personal property assets and its subsidiaries, with certain exclusions, and may be used to provide funds for general corporate purposes, to provide for ongoing working capital requirements and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (a) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin, which is between 1.00 and 1.25, based upon revolving credit availability; or (b) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Facility), plus an applicable margin based upon our revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to the management and operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. Our Credit Facility allows the payment of dividends by us or our subsidiaries, provided that we meet the minimum cash and investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. As of April 29, 2017, we had no outstanding borrowings under the Credit Facility with availability of $100 million and we were in compliance with all covenants. Interest expense related to the Credit Facility includes fees, such as commitment and line of credit fees.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Letter of Credit Agreement- Also on August 2, 2013, we entered into a letter of credit agreement (the "Letter of Credit Agreement"). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million that will expire on August 2, 2018. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and is used for general corporate purposes. The Letter of Credit Agreement requires compliance with conditions precedent that must be satisfied prior to issuing any letter of credit or extension. In addition, the Letter of Credit Agreement contains restrictive covenants relating to the management and operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2% per annum. As of April 29, 2017, we were in compliance with all covenants. As of April 29, 2017, January 28, 2017 and April 30, 2016, we had outstanding letters of credit under the Letter of Credit Agreement of $2.8 million, $3.8 million, and $7.1 million, respectively.

13.    COMMITMENTS AND CONTINGENCIES

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

Activity for the contingent consideration liability was as follows:

	Three months ended
	April 29, 2017	April 30, 2016
	(in thousands)
Contingent consideration liability - beginning of period	$33,204	$—
Preliminary purchase price	—	56,000
Accretion in value	1,084	1,445
Contingent consideration liability - end of period	$34,288	$57,445

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

Contractual Obligations- As of April 29, 2017, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were $0.9 million as of April 29, 2017. In addition, we have entered into various noncancelable purchase and service agreements. The obligations under these agreements were approximately $15.0 million as of April 29, 2017.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.    SEGMENT REPORTING

Our two reportable segments, which are also operating segments, are the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. Other primarily includes Ebuys. The following provides certain financial data by segment reconciled to the consolidated financial statements:

	DSW segment	ABG segment	Other	Total
	(in thousands)
Three months ended April 29, 2017
Net sales	$624,787	43,988	22,327	$691,102
Gross profit	$184,650	10,498	81	$195,229
Three months ended April 30, 2016
Net sales	$623,032	43,139	15,096	$681,267
Gross profit	$191,419	10,813	2,125	$204,357

15.    SUBSEQUENT EVENT

On May 24, 2017, the Board of Directors declared a quarterly cash dividend payment of $0.20 per share for both Class A and Class B Common Shares. The dividend will be paid on June 29, 2017 to shareholders of record at the close of business on June 15, 2017.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under "Part I, Item 1A. Risk Factors," in our Annual Report on Form 10-K filed on March 23, 2017, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in growing our store base and digital demand;

•	our ability to protect our reputation;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;

•	risks related to the loss or disruption of our distribution and/or fulfillment operations;

•	continuation of agreements with and our reliance on the financial condition of our affiliated business and international partners;

•	our ability to successfully integrate Ebuys, Inc.;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to the loss or disruption of our information systems and data;

•	our ability to prevent breaches of our information security and the compromise of sensitive and confidential data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our DSW Rewards program and marketing to drive traffic, sales and customer loyalty;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to leases of our properties;

•	risks related to prior and current acquisitions;

•	risks related to future legislation, regulatory reform or policy changes;

•	foreign currency exchange risk; and

•	risks related to holdings of cash and investments and access to liquidity.

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

Executive Summary

We continue to focus on differentiating our assortment by growing relevant brands, increasing the distortion towards growth categories, and improving assortment consistency across our fleet. By working closely with our vendors we are able to introduce new brands, improve sourcing costs and secure opportunistic buys. Beginning in fiscal 2016, we started working with a new partner to further strengthen our exclusive private brand offerings. We continue to support our merchandising efforts with targeted marketing to highlight the compelling values we offer every day.
Recent investments have enabled us to better leverage our warehouse network. With our brick and mortar locations within 20 miles from approximately 70% of our target population, we will continue to invest in new capabilities that provide a seamless shopping experience, such as buy online, pickup in store and buy online, ship to store. We are dramatically elevating our digital experiences with our successful relaunch of our redesigned website and mobile app in fiscal 2017, which integrate customer rewards information and product preferences into a new mobile-oriented and responsive site. With our new infrastructure we expect to accelerate the growth of digital demand. Furthermore, we have partnered with a technology leader to develop a proprietary technology that will give our associates all the data they need at their fingertips to run our stores and serve our customers. With the acquisition of Ebuys, we have expanded our presence in the fast-growing digital marketplaces and have started building the infrastructure that will allow us to better leverage Ebuys' platform across our brand portfolio in the coming years.

As of April 29, 2017, we operated 508 DSW stores, dsw.com and shoe departments in 291 Stein Mart stores and Steinmart.com, 87 Gordmans stores, and one Frugal Fannie's store. On March 13, 2017, Gordmans filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and announced its plan to liquidate inventory and other assets. The filing and liquidation sale is subject to the oversight of the bankruptcy court. During the first quarter of fiscal 2017, Gordmans closed 19 stores and expects to close another 30 to 37 stores with the majority expected to close during the second quarter of fiscal 2017. Stage Stores, Inc., will acquire the remaining 50 to 57 stores and we have signed an agreement to provide services for these stores through the end of fiscal 2017.

Financial Summary

Total net sales increased to $691.1 million for the three months ended April 29, 2017 from $681.3 million for the three months ended April 30, 2016. The 1.4% increase in total net sales was driven by the incremental sales from Ebuys and non-comparable store sales, partially offset by the 3.0% decrease in comparable sales(1).

During the three months ended April 29, 2017, gross profit as a percentage of net sales was 28.2%, a decrease of 180 basis points from 30.0% in the previous year. The decrease in the gross profit rate was primarily driven by clearance timing and marketing promotions.

Net income for the three months ended April 29, 2017 was $23.0 million, or $0.28 per diluted share, which included pre-tax charges of $4.1 million, or $0.04 per share, related to the amortization of intangibles and the change in fair value of the contingent consideration liability associated with the acquisition of Ebuys, restructuring costs and foreign exchange losses. Net income for the three months ended April 30, 2016 was $30.0 million, or $0.36 per diluted share, which included pre-tax charges of $4.5 million, or $0.04 per share, related to transaction costs, purchase accounting impacts and change in fair value of the contingent consideration liability associated with the acquisition of Ebuys.

We have continued making investments in our business that support our long-term growth objectives. On March 4, 2016, we acquired Ebuys, a leading off price footwear and accessories retailer operating in digital marketplaces, for a total purchase price of $113.1 million. During the three months ended April 29, 2017, we invested $18.3 million in capital expenditures compared to $26.0 million during the three months ended April 30, 2016. Our capital expenditures during the first quarter of fiscal 2017 primarily related to seven new store openings, store remodels and business infrastructure. We plan to open approximately 15 to 17 stores in fiscal 2017.

(1)
A store or affiliated shoe department is considered comparable when in operation for at least 14 months at the beginning of the fiscal year. Stores or affiliated business departments, as the case may be, are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed. Comparable sales includes sales from dsw.com and currently excludes sales from Gordmans and Ebuys. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Results of Operations

The following represents components of our consolidated results of operations, expressed as percentages of net sales:

	Three months ended
	April 29, 2017	April 30, 2016
Net sales	100.0%	100.0%
Cost of sales	(71.8)	(70.0)
Gross profit	28.2	30.0
Operating expenses	(22.2)	(22.6)
Change in fair value of contingent consideration liability	(0.1)	(0.2)
Operating profit	5.9	7.2
Interest income, net	0.1	0.1
Non-operating income (expense)	(0.2)	0.0
Income before income taxes and loss from Town Shoes	5.8	7.3
Income tax provision	(2.3)	(2.8)
Loss from Town Shoes	(0.2)	(0.0)
Net income	3.3%	4.5%

Three Months Ended April 29, 2017 Compared to Three Months Ended April 30, 2016

Net sales for the first quarter of fiscal 2017 increased 1.4% compared to the first quarter of fiscal 2016. The following summarizes the change in total net sales from the same period last year:

Three months ended
April 29, 2017
(in thousands)
Net sales for the same period last year	$681,267
Decrease in comparable sales	(19,462)
Net increase from non-comparable store sales, Gordmans, Ebuys and other changes	29,297
Total net sales	$691,102

The following summarizes net sales by segment:

	Three months ended
	April 29, 2017	April 30, 2016
	(in thousands)
DSW segment	$624,787	$623,032
ABG segment	43,988	43,139
Other(1)	22,327	15,096
Total net sales	$691,102	$681,267

(1)	Other represents net sales for Ebuys.

The following summarizes our comparable sales change by reportable segment and in total:

	Three months ended
	April 29, 2017	April 30, 2016
DSW segment	(3.1)%	(1.4)%
ABG segment	(1.7)%	(3.4)%
Total	(3.0)%	(1.6)%

Our increase in total net sales for the three months ended April 29, 2017 was primarily driven by the incremental sales from Ebuys. Within the DSW segment, comparable sales decreased as comparable average unit retail and units per transaction declined, partially offset by the increase in comparable transactions led by higher traffic. Digital demand percentage growth was in the high teens with an increase in our store fulfillment of digital orders.

Gross Profit

Gross profit decreased as a percentage of net sales to 28.2% in the first quarter of fiscal 2017 from 30.0% in the first quarter of fiscal 2016. The following presents each segment's gross profit and their components, and the total Company gross profit, as a percentage of net sales:

	Three months ended
	April 29, 2017	April 30, 2016
DSW segment merchandise margin	42.8%	43.9%
Store occupancy expenses	(10.9)	(10.9)
Distribution and fulfillment expenses	(2.3)	(2.3)
DSW segment gross profit	29.6%	30.7%
ABG segment merchandise margin	45.7%	46.6%
Occupancy expenses	(20.7)	(20.4)
Distribution and fulfillment expenses	(1.1)	(1.1)
ABG segment gross profit	23.9%	25.1%
Other segment merchandise margin - Ebuys	30.2%	34.6%
Marketplace fees	(12.4)	(11.0)
Fulfillment expenses	(17.4)	(9.5)
Other segment gross profit - Ebuys	0.4%	14.1%
Total Company gross profit	28.2%	30.0%

DSW segment merchandise margin decreased 110 basis points, while occupancy expenses and distribution and fulfillment expenses remained flat. We optimized the timing of clearance activities in fiscal 2017, adding a rotation to the first quarter, which accounted for the majority of our merchandise margin decline. Incremental markdowns taken to manage inventories and category mix were offset by better markdown management and higher initial markups. Related to our ABG segment, gross profit decreased 120 basis points primarily due to higher markdowns related to the liquidation of Gordmans partially offset by higher initial markup. Ebuys' merchandise margin was negatively impacted by inventory adjustments during the first quarter of fiscal 2017 to account for aged goods as we align our inventory process during Ebuys' integration.

Operating Expenses

Operating expenses as a percentage of net sales decreased 40 basis points due to lower corporate and store expenses and higher transaction costs associated with the acquisition of Ebuys included in the same period last year.

Non-operating Income (Expense)

During the three months ended April 29, 2017, we recognized foreign exchange losses of $1.5 million in the process of reinvesting Canadian instruments related to the pre-funding of our remaining stake in Town Shoes.

Income Taxes

Our effective tax rate for the three months ended April 29, 2017 and April 30, 2016 was 40.5% and 38.9%, respectively. The increase in the income tax rate was primarily driven by net unfavorable discrete tax items in the first quarter of fiscal 2017.

Loss from Town Shoes

Loss from Town Shoes includes our portion of the loss in Town Shoes' operations, offset by the interest income on the note receivable from Town Shoes.

Seasonality

Our business is subject to seasonal merchandise trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter, and new fall styles are primarily introduced in the third quarter.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels typically build seasonally. We believe that we have sufficient financial resources and access to financial resources at this time. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursues our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from our operations, together with our current levels of cash and investments, as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support seasonal working capital requirements, and fund capital expenditures related to projected business growth for the next 12 months and the foreseeable future.

Operating Cash Flows

For the three months ended April 29, 2017, our net cash provided by operations was $7.3 million compared to $9.8 million for the three months ended April 30, 2016. The decrease was primarily driven by lower net income, as a result of the decrease in gross profit, partially offset by improvements in working capital.

Investing Cash Flows

For the three months ended April 29, 2017, our net cash used in investing activities was $24.7 million compared to net cash provided by investing activities of $34.7 million for the three months ended April 30, 2016. During the three months ended April 29, 2017, we paid $18.3 million for capital expenditures, of which $9.3 million related to stores, $7.0 million related to technology and the remaining related to other business projects. During the three months ended April 30, 2016, we paid $26.0 million for capital expenditures, of which $10.9 million related to new stores, $6.8 million related to technology and the remaining related to other business projects. During the three months ended April 29, 2017, we had net purchases of short-term and long-term investments of $0.7 million compared to net sales of $127.8 million during the three months ended April 30, 2016, which was attributable to the liquidation of our investments to fund the amount paid of $60.4 million for the acquisition of Ebuys during the three months ended April 30, 2016.

Financing Cash Flows

For the three months ended April 29, 2017, our net cash used in financing activities was $15.4 million compared to $17.1 million for the three months ended April 30, 2016. Net cash used in financing activities was primarily related to the payment of dividends.

Debt

Credit Facility- On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility") that provides revolving credit up to $100 million. The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated the prior credit facility, dated June 30, 2010. The Credit Facility will expire on July 31, 2018. The Credit Facility may be further increased by up to $50 million upon request subject to lender acceptance, financial condition and compliance with covenants. The Credit Facility is secured by a lien on substantially all of DSW Inc.'s personal property assets and its subsidiaries, with certain exclusions, and may be used to provide funds for general corporate purposes, to provide for ongoing working capital requirements and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (a) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin, which is between 1.00 and 1.25, based upon revolving credit availability; or (b) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Facility), plus an applicable margin based upon our revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to the management and operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. Our Credit Facility allows the payment of dividends by us or our subsidiaries, provided that we meet the minimum cash and investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. As of April 29, 2017, we had no outstanding borrowings under the Credit Facility with availability of $100 million and we were in compliance with all covenants. Interest expense related to the Credit Facility includes fees, such as commitment and line of credit fees.

Letter of Credit Agreement- Also on August 2, 2013, we entered into a letter of credit agreement (the "Letter of Credit Agreement"). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million that will expire on August 2, 2018. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and is used for general corporate purposes. The Letter of Credit Agreement requires compliance with conditions precedent that must be satisfied prior to issuing any letter of credit or extension. In addition, the Letter of Credit Agreement contains restrictive covenants relating to the management and operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2% per annum. As of April 29, 2017, we were in compliance with all covenants. As of April 29, 2017, January 28, 2017 and April 30, 2016, we had outstanding letters of credit under the Letter of Credit Agreement of $2.8 million, $3.8 million, and $7.1 million, respectively.

Capital Expenditure Plans

We expect to spend approximately $66 million for capital expenditures in fiscal 2017, with approximately half going into new stores and store remodels and the other half going into technology investments, including digital investments, and other business projects. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. We plan to open approximately 15 to 17 DSW stores in fiscal 2017. The average investment required to open a new DSW store is approximately $1.4 million, prior to construction and tenant allowances, which average $0.4 million. Of this amount, gross inventory typically accounts for $0.5 million, fixtures and leasehold improvements typically account for $0.7 million and new store advertising and other new store expenses typically account for $0.2 million.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

We have included a summary of our contractual obligations as of January 28, 2017 in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. As of April 29, 2017, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were $0.9 million as of April 29, 2017. In addition, we have entered into various noncancelable purchase and service agreements. The obligations under these agreements were approximately $15.0 million as of April 29, 2017. There have been no other material changes in contractual obligations outside the ordinary course of business since January 28, 2017.

Recent Accounting Pronouncements

The information related to recent accounting pronouncements as set forth in Note 3, Significant Accounting Policies, of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our consolidated financial statements. The description of critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

We hold available-for-sale investments. Our results of operations are not materially affected by changes in market interest rates. Also, as of April 29, 2017, we did not have borrowings under our Credit Facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our Credit Facility will be at a variable rate of interest, we could potentially be impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.

Foreign Currency Exchange Risk

The note receivable from Town Shoes is denominated in CAD. The functional and reporting currency of Town Shoes is CAD. As USD is our functional currency, we are required to translate the investment in and note receivable from Town Shoes into USD balances. Each quarter, the income or loss from Town Shoes is recorded in USD at the average exchange rate for the period. The note receivable from Town Shoes is translated in USD at the exchange rate prevailing at the balance sheet date. As we have designated the note receivable from Town Shoes as an investment of a long-term investment nature, we record the translation gains and losses arising from changes in exchange rates in other comprehensive income. In anticipation of funding the future purchase of the remaining interest in Town Shoes, we hold $100 million CAD in available-for-sale securities denominated in CAD, with any foreign currency exchange gains or losses recorded within other comprehensive income. A hypothetical 10% movement in the CAD exchange rate could result in a $14.2 million foreign currency translation fluctuation, which would be recorded in other comprehensive income.

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

Changes in Internal Control Over Financial Reporting

No change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(e), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth in Note 13, Commitments and Contingencies - Legal Proceedings, of the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.     Risk Factors

As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2015, the Board of Directors approved a $200 million share repurchase program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. We will determine the amount of shares to repurchase based on generated and expected cash flow and cash usage needs, past and anticipated business performance and available alternative investment opportunities. Shares will be repurchased in the open market at times and in amounts based on price and market conditions.

The following table sets forth the Class A Common Share repurchases during the most recent quarter:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
	(in thousands, except per share amounts)
January 29, 2017 to February 25, 2017(1)	6	$20.64	—	$33,469
February 26, 2017 to April 1, 2017(1)	27	$19.35	—	$33,469
April 2, 2017 to April 29, 2017	—	$—	—	$33,469
	33	$19.97	—

(1)	The total number of shares repurchased relates to shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6.	Exhibits

The Index to Exhibits filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC.

Date:	May 25, 2017	By:	/s/ Jared Poff
Jared Poff
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of DSW Inc. dated November 1, 2013. Incorporated by reference to Exhibit 3.1 to DSW's Form 8-K (file no. 001-32545) filed November 4, 2013.
3.2	Amended and Restated Code of Regulations of the registrant. Incorporated by reference to Exhibit 3.2 to Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1	Specimen Class A Common Shares Certificate. Incorporated by reference to the same exhibit to Form 10-K (file no. 001-32545) filed April 13, 2006.
10.1*	Employment agreement, dated May 1, 2017, between Michele Love and DSW Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*	XBRL Instance Documents

* Filed herewith