Form 10-Q
period 2017-07-29
DSW Inc.
filed 2017-08-25
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017
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

Number of shares outstanding of each of the registrant's classes of common stock, as of August 18, 2017: 72,616,519 Class A Common Shares and 7,732,786 Class B Common Shares.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended		Six months ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$680,409	$658,944	$1,371,511	$1,340,211
Cost of sales	(483,437)	(472,083)	(979,310)	(948,993)
Operating expenses	(149,057)	(145,088)	(302,321)	(299,284)
Change in fair value of contingent consideration liability	(1,168)	(2,166)	(2,252)	(3,611)
Operating profit	46,747	39,607	87,628	88,323
Interest expense	(47)	(50)	(94)	(99)
Interest income	708	673	1,316	1,243
Interest income, net	661	623	1,222	1,144
Non-operating income (expense)	(679)	100	(2,183)	264
Income before income taxes and income (loss) from Town Shoes	46,729	40,330	86,667	89,731
Income tax provision	(18,349)	(15,716)	(34,014)	(34,794)
Income (loss) from Town Shoes	219	418	(1,087)	109
Net income	$28,599	$25,032	$51,566	$55,046
Basic and diluted earnings per share:
Basic earnings per share	$0.36	$0.31	$0.64	$0.67
Diluted earnings per share	$0.35	$0.30	$0.64	$0.67
Weighted average shares used in per share calculations:
Basic shares	80,317	82,053	80,267	82,003
Diluted shares	80,714	82,655	80,729	82,691

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended		Six months ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$28,599	$25,032	$51,566	$55,046
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	10,657	(4,903)	6,537	7,246
Unrealized net gain on available-for-sale securities (net of tax expense of $55, $14, $0 and $130, respectively)	(23)	150	33	276
Reclassification adjustment for net losses realized in net income (net of tax expense of $65, $0, $0 and $0, respectively)	527	—	2,107	—
Total other comprehensive income (loss), net of income taxes	11,161	(4,753)	8,677	7,522
Total comprehensive income	$39,760	$20,279	$60,243	$62,568

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	July 29, 2017	January 28, 2017	July 30, 2016
ASSETS
Cash and cash equivalents	$89,305	$110,657	$62,324
Short-term investments	182,062	98,530	103,467
Accounts receivable	16,596	18,456	18,848
Accounts receivable from related parties	1,146	550	81
Inventories	527,305	499,995	556,183
Prepaid expenses and other current assets	38,469	31,074	30,040
Prepaid rent to related parties	3	4	12
Total current assets	854,886	759,266	770,955
Property and equipment, net	364,552	375,251	379,643
Long-term investments	—	77,904	77,901
Goodwill	79,689	79,689	81,043
Deferred income taxes	18,765	14,934	20,690
Long-term prepaid rent to related parties	715	768	821
Equity investment in Town Shoes	10,350	15,830	17,261
Note receivable from Town Shoes	60,094	53,121	50,200
Intangible assets	33,065	35,108	39,316
Other assets	17,429	16,605	21,145
Total assets	$1,439,545	$1,428,476	$1,458,975
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$164,659	$185,497	$198,584
Accounts payable to related parties	718	774	656
Accrued expenses	121,934	130,334	115,192
Total current liabilities	287,311	316,605	314,432
Non-current liabilities	142,499	141,179	143,562
Contingent consideration liability	36,456	33,204	59,611
Total liabilities	466,266	490,988	517,605
Commitments and contingencies	—	—	—
Shareholders' equity:
Common shares paid-in capital, no par value; 250,000 Class A Common Shares authorized; 85,201, 85,038 and 84,570 issued, respectively; 72,610, 72,447 and 74,359 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733 issued and outstanding	953,868	946,351	936,572
Preferred shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost, 12,591, 12,591 and 10,211 outstanding, respectively	(316,531)	(316,531)	(266,531)
Retained earnings	366,199	346,602	309,503
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(5,264)	(13,941)	(13,181)
Total shareholders' equity	973,279	937,488	941,370
Total liabilities and shareholders' equity	$1,439,545	$1,428,476	$1,458,975

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net income	$51,566	$55,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,972	40,389
Stock-based compensation expense	7,851	7,316
Deferred income taxes	(3,831)	1,125
Loss (income) from Town Shoes	1,087	(109)
Change in fair value of contingent consideration liability	2,252	3,611
Loss on disposal of long-lived assets	217	702
Loss on foreign currency transactions	2,161	—
Amortization of investment discounts and premiums	314	759
Change in operating assets and liabilities:
Accounts receivable	1,264	(1,842)
Inventories	(27,310)	(41,795)
Prepaid expenses and other current assets	(8,061)	7,946
Accounts payable	(18,949)	(17,059)
Accrued expenses	(9,016)	3,256
Other	3,120	1,799
Net cash provided by operating activities	44,637	61,144
Cash flows from investing activities:
Cash paid for property and equipment	(28,139)	(51,934)
Purchases of available-for-sale investments	(83,872)	(57,484)
Sales of available-for-sale investments	82,436	178,980
Additional borrowings by Town Shoes	(5,689)	(6,641)
Acquisition of Ebuys	—	(60,411)
Net cash provided by (used in) investing activities	(35,264)	2,510
Cash flows from financing activities:
Proceeds from exercise of stock options	358	429
Net change in vendor payment program	847	—
Cash paid for income taxes for stock-based compensation shares withheld	(692)	(1,104)
Dividends paid	(31,969)	(32,683)
Net cash used in financing activities	(31,456)	(33,358)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(22,083)	30,296
Cash, cash equivalents, and restricted cash, beginning of period	115,311	40,171
Cash, cash equivalents, and restricted cash, end of period	$93,228	$70,467
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$46,092	$25,685
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$5,711	$4,944
Ebuys contingent purchase price	$—	$56,000

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

The ABG segment partners with three other retailers to help build and optimize their in-store and online footwear businesses. ABG supplies merchandise for the shoe departments of Stein Mart, Gordmans, and Frugal Fannie's. On March 13, 2017, Gordmans filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and announced its plan to liquidate inventory and other assets. Stage Stores, Inc. acquired 58 of the Gordmans' stores and we have signed an agreement to provide services for these stores through the end of fiscal 2017.

We also have an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in Canada for the sale of branded footwear offered in stores and on e-commerce sites under the banners of The Shoe Company, Shoe Warehouse, Town Shoes and DSW.

During fiscal 2016, we completed several transactions that supported our efforts to grow market share within footwear and accessories domestically and internationally. On March 4, 2016, we acquired Ebuys, Inc. ("Ebuys"), a leading off price footwear and accessories retailer operating in digital marketplaces. Ebuys sells products to customers located in North America, Europe, Australia and Asia. On August 2, 2016, we signed an agreement with the Apparel Group as an exclusive franchise partner in the Gulf Coast region of the Middle East. Under this franchise agreement, the first franchise store opened during the second quarter of fiscal 2017, and we plan to expand the DSW banner by up to 40 stores across the territory.

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

During fiscal 2016 and 2017, we also made adjustments to the contingent consideration liability based on Ebuys' results of operations and revised projections for the contingent periods and accretion in value. These adjustments were not considered measurement period adjustments and were recognized as an adjustment to income from operations.

Equity Investment in Town Shoes- In May 2014, we acquired a 49.2% interest in Town Shoes for $75.1 million Canadian dollars ("CAD") ($68.9 million United States dollars ("USD")), which included the purchase of an unsecured subordinated note from Town Shoes issued on February 14, 2012 that earns payment-in-kind interest at 12% and matures on February 14, 2022. As of July 29, 2017, our ownership percentage was 46.3%. The dilution of our ownership is due to Town Shoes' employee exercise of stock options. Our ownership stake provides 50% voting control and board representation equal to the co-investor.

Additionally, the Town Shoes co-investor holds a put option to sell the remaining interest in Town Shoes in fiscal 2017 to the Company and for the subsequent two years. We hold a call option to purchase the remaining interest in Town Shoes in fiscal 2018, and for the subsequent two years, if the Town Shoe co-investor has not exercised their put option. During fiscal 2015, we invested $100 million CAD in available-for-sale securities denominated in CAD in anticipation of funding the future purchase of the remaining interest in Town Shoes. As of July 29, 2017, these available-for-sale securities are classified as short-term investments based on management's intent to exercise the call option to purchase the remaining interest in Town Shoes in the first half of fiscal 2018.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in thousands)
Cash and cash equivalents	$89,305	$110,657	$62,324
Restricted cash, included in prepaid expenses and other current assets	3,923	4,654	8,143
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$93,228	$115,311	$70,467

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Income (Loss)- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Six months ended
	July 29, 2017			July 30, 2016
	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
	(in thousands)
Accumulated other comprehensive loss - beginning of period	$(13,699)	$(242)	$(13,941)	$(20,530)	$(173)	$(20,703)
Other comprehensive income (loss) before reclassifications	6,537	33	6,570	7,246	276	7,522
Amounts reclassified to non-operating income	2,161	(54)	2,107	—	—	—
Other comprehensive income (loss)	8,698	(21)	8,677	7,246	276	7,522
Accumulated other comprehensive income (loss) - end of period	$(5,001)	$(263)	$(5,264)	$(13,284)	$103	$(13,181)

Adopted Accounting Standards- In the first quarter of fiscal 2017, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which eliminated the requirement to recognize excess tax benefits in common shares paid-in capital and the requirement to evaluate tax deficiencies for common shares paid-in capital or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit on a prospective basis. For the consolidated statements of cash flows, excess tax benefits related to stock-based compensation is no longer presented, on a retroactive basis, as a financing activity cash inflow and as an operating activity cash outflow. As we did not have any excess tax benefits related to stock-based compensation during the six months ended July 30, 2016, the adoption of ASU 2016-09 did not result in a change in the activity presented in the statements of cash flows.

In the first quarter of fiscal 2017, we early adopted ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires that the consolidated statements of cash flows provides the change in the total of cash, cash equivalents, and restricted cash. As a result of this adoption, we no longer show the changes in restricted cash balances as a component of cash flows from investing activities but instead include the balances of restricted cash together with cash and cash equivalents for the beginning and end of the periods presented.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of adopting ASU 2016-18, we adjusted the statements of cash flows on a retroactive basis as follows:

Six Months Ended July 30, 2016
(in thousands)
Net cash provided by investing activities, as previously reported	$2,043
Eliminated the impact of the increase in restricted cash	467
Net cash provided by investing activities, as adjusted	$2,510
Net increase in cash and cash equivalents, as previously reported	$29,829
Eliminated the impact of the increase in restricted cash	467
Net increase in cash, cash equivalents, and restricted cash, as adjusted	$30,296
Cash and cash equivalents, beginning of period, as previously reported	$32,495
Included restricted cash	7,676
Cash, cash equivalents, and restricted cash, beginning of period, as adjusted	$40,171
Cash and cash equivalents, end of period, as previously reported	$62,324
Included restricted cash	8,143
Cash, cash equivalents, and restricted cash, end of period, as adjusted	$70,467

Recent Accounting Pronouncements- In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Under ASU 2014-09, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures and provide more comprehensive guidance for transactions such as service revenue and contract modifications. The standard is effective for us in the first quarter of fiscal 2018, which we plan to adopt using the full retrospective method where each prior period presented is restated. We have completed an assessment identifying areas of impact to our financial statements, including sales returns, licensing arrangements, gift cards, and our loyalty and co-branded credit card programs. The adoption of the new standard will result in changes in classification between net sales, other revenues, cost of sales, and operating expenses. For income from breakage of gift cards, which is currently recognized as a reduction to operating expenses when the redemption of the gift card is deemed remote, the new standard will require classification within net sales recognized proportionately over the expected redemption period. Also upon adoption of the standard, we will no longer use the incremental cost method and record to cost of sales for our loyalty program, rather we will use a deferred revenue model. We do not expect the adoption of ASU 2014-09 will have a material impact to our reported net sales, operating profit, net income, shareholders’ equity or cash flows, with the primary impacts of adopting the new standard relating to changes in classification of amounts shown on the consolidated financial statements and additional disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which will change how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight-line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to current accounting for capital leases. Upon transition, we will recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The standard is effective for us in the first quarter of fiscal 2019 with early adoption permitted. We will not early adopt ASU 2016-02 and we expect the standard will have a material impact to our consolidated balance sheets. We are continuing to assess and evaluate the full impact of the standard on our financial statements and we are developing an implementation plan.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Accounting for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the requirement to determine the implied fair value of goodwill to measure an impairment of goodwill. Rather, goodwill impairment charges will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. The standard is effective for us for our annual or any interim goodwill impairment tests during fiscal 2020 and early adoption is permitted. We intend to early adopt ASU 2017-04 for our annual or any interim goodwill impairment tests during fiscal 2017.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    RELATED PARTY TRANSACTIONS

Accounts receivable, accounts payable, and prepaid expenses associated with related parties are separately presented on the consolidated balance sheets. Accounts receivable from and payables to related parties normally settle in the form of cash in 30 to 60 days.

Schottenstein Affiliates

As of July 29, 2017, the Schottenstein Affiliates, entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 19% of the Company's outstanding Common Shares, representing approximately 51% of the combined voting power. As of July 29, 2017, the Schottenstein Affiliates beneficially owned 7.3 million Class A Common Shares and 7.7 million Class B Common Shares.

Leases with Related Parties- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. During the three months ended July 29, 2017 and July 30, 2016, we recorded rent expense from leases with Schottenstein Affiliates of $2.3 million and $2.0 million, respectively. During the six months ended July 29, 2017 and July 30, 2016, we recorded rent expense from leases with Schottenstein Affiliates of $4.6 million and $4.1 million, respectively.

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

Other Purchases and Services- During the three months ended July 29, 2017 and July 30, 2016, we had other purchases and services from Schottenstein Affiliates of $0.4 million and $0.3 million, respectively. During the six months ended July 29, 2017 and July 30, 2016, we had other purchases and services from Schottenstein Affiliates of $0.7 million and $0.6 million, respectively.

Town Shoes

Our ownership percentage in Town Shoes is 46.3%, which provides us a 50% voting control and board representation equal to the co-investor, and is treated as an equity investment.

Management Agreement- We have a management agreement with Town Shoes under which we provide certain information technology and management services. During the three and six months ended July 29, 2017, we recognized income of $0.3 million and $0.6 million, respectively. During the three and six months ended July 30, 2016, no services were provided.

License Agreement- We license the use of our tradename and trademark, DSW Designer Shoe Warehouse, to Town Shoes for a royalty fee based on a percentage of net sales from its Canadian DSW stores, which are included in net sales. The license is exclusive and non-transferable for use in Canada. During the three months ended July 29, 2017 and July 30, 2016, we recognized royalty income of $0.2 million and $0.1 million, respectively. During the six months ended July 29, 2017 and July 30, 2016, we recognized royalty income of $0.3 million and $0.2 million, respectively.

Other Purchases and Services- During the three and six months ended July 29, 2017, Town had other purchases and services from us of $0.7 million and $1.6 million, respectively. During the three and six months ended July 30, 2016, no other purchases and services were provided.

David Duong, CEO of Ebuys

On March 4, 2016, we acquired 100% ownership of Ebuys from its co-founders, including David Duong, who continues to serve on the board of directors of Ebuys, for cash and future amounts to be paid to the co-founders contingent upon achievement of certain milestones. See Note 13, Commitments and Contingencies, for the estimated fair value of the contingent consideration liability and changes recognized. Mr. Duong will receive 50% of any future payments of the contingent consideration.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    EARNINGS PER SHARE

Basic earnings per share is based on net income and the weighted average of Class A and Class B Common Shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), and director stock units ("DSUs") calculated using the treasury stock method.

The following is a reconciliation of the number of shares used in the calculation of earnings per share:

	Three months ended		Six months ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands)
Weighted average shares outstanding - Basic shares	80,317	82,053	80,267	82,003
Dilutive effect of stock-based compensation awards	397	602	462	688
Weighted average shares outstanding - Diluted shares	80,714	82,655	80,729	82,691

For the three months ended July 29, 2017 and July 30, 2016, the number of potential shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 4.6 million and 3.6 million, respectively. For the six months ended July 29, 2017 and July 30, 2016, the number of potential shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 4.3 million and 3.3 million, respectively.

6.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Six months ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands)
Stock options	$1,586	$1,547	$3,337	$3,224
Restricted stock units	655	640	1,485	1,870
Performance-based restricted stock units	970	550	1,947	1,232
Director stock units	1,031	922	1,082	990
	$4,242	$3,659	$7,851	$7,316

The fair value for stock option awards was estimated at the grant date using the Black-Scholes pricing model with the following weighted average assumptions for the options granted:

	Six months ended
	July 29, 2017	July 30, 2016
Assumptions:
Risk-free interest rate	1.9%	1.5%
Expected volatility	34.4%	36.0%
Expected option term	5.5 years	5.4 years
Dividend yield	3.9%	3.0%
Other data:
Weighted average grant date fair value	$4.17	$6.59

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the stock-based compensation award activity:

	Six months ended July 29, 2017
	Stock Options	RSUs	PSUs	DSUs
	(in thousands)
Outstanding - beginning of period	3,799	351	250	311
Granted	1,756	285	258	71
Exercised / vested	(35)	(58)	(34)	(45)
Forfeited / expired	(327)	(63)	(3)	—
Outstanding - end of period	5,193	515	471	337

As of July 29, 2017, 4.7 million shares of Class A Common Shares remain available for future stock-based compensation grants under the 2014 Long-Term Incentive Plan.

7.    INVESTMENTS

We hold available-for-sale investments primarily in bonds and term notes. Investments consisted of the following:

	Short-term Investments			Long-term Investments
	July 29, 2017	January 28, 2017	July 30, 2016	July 29, 2017	January 28, 2017	July 30, 2016
	(in thousands)
Available-for-sale investments:
Carrying value	$182,325	$98,793	$103,051	$—	$77,882	$78,068
Unrealized gains included in accumulated other comprehensive loss	99	101	455	—	133	33
Unrealized losses included in accumulated other comprehensive loss	(362)	(364)	(39)	—	(111)	(200)
Total investments	$182,062	$98,530	$103,467	$—	$77,904	$77,901

8.    FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities- Financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	July 29, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$89,305	$89,305	—	—
Short-term investments	182,062	2,265	$179,797	—
	$271,367	$91,570	$179,797	$—
Financial liabilities -
Contingent consideration liability	$36,456	—	—	$36,456
	$36,456	$—	$—	$36,456

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	January 28, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$110,657	$110,657	—	—
Short-term investments	98,530	2,446	$96,084	—
Long-term investments	77,904	431	77,473	—
	$287,091	$113,534	$173,557	$—
Financial liabilities -
Contingent consideration liability	$33,204	—	—	$33,204
	$33,204	$—	$—	$33,204

	July 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$62,324	$62,324	—
Short-term investments	103,467	120	$103,347
Long-term investments	77,901	314	77,587
	$243,692	$62,758	$180,934	$—
Financial liabilities -
Contingent consideration liability	$59,611	—	—	$59,611
	$59,611	$—	$—	$59,611

The short-term and long-term investments categorized as Level 2 were valued using a market-based approach using inputs such as prices of similar assets in active markets. See Note 13, Commitments and Contingencies, for the estimated fair value (categorized as Level 3) of the contingent consideration liability and changes recognized.

We have financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of accounts receivables, note receivable from Town Shoes, and accounts payables. The carrying value of accounts receivables and accounts payables approximated their fair values due to their short-term nature. As of July 29, 2017, January 28, 2017 and July 30, 2016, the fair value of the note receivable from Town Shoes was $52.5 million, $45.7 million and $43.6 million, respectively, compared to the carrying value of $60.1 million, $53.1 million and $50.2 million, respectively. We estimated the fair value of the note receivable based upon current interest rates offered on similar instruments. The change in fair value is based on the change in comparable rates on similar instruments. Based on our intention and ability to hold the note until maturity or the exercise of the put/call option, the carrying value is not other-than-temporarily impaired.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in thousands)
Land	$1,110	$1,110	$1,110
Buildings	12,485	12,485	12,485
Building and leasehold improvements	398,129	393,505	378,355
Furniture, fixtures and equipment	417,226	408,653	382,687
Software	135,844	123,460	121,848
Construction in progress(1)	28,008	27,456	35,628
Total property and equipment	992,802	966,669	932,113
Accumulated depreciation and amortization	(628,250)	(591,418)	(552,470)
Property and equipment, net	$364,552	$375,251	$379,643

(1)	Construction in progress is comprised primarily of the construction of leasehold improvements and furniture and fixtures related to unopened stores and internal-use software under development.

10.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in thousands)
Gift cards and merchandise credits	$40,327	$45,743	$38,062
Compensation	14,830	17,132	15,184
Taxes	17,182	21,764	18,887
Customer loyalty program	12,410	11,502	11,401
Other (1)	37,185	34,193	31,658
	$121,934	$130,334	$115,192

(1)	Other is comprised of deferred revenue, sales return allowance, and various other accrued expenses, including amounts owed under our vendor payment program described below.

To better facilitate the processing efficiency of certain vendor payments, during fiscal 2016 we entered into a vendor payment program with a payment processing intermediary. Under the vendor payment program, the intermediary makes regularly-scheduled payments to participating vendors and we, in turn, settle monthly with the intermediary. The net change in the outstanding balance is reflected as a financing activity in the consolidated statements of cash flows.

11.    NON-CURRENT LIABILITIES

Non-current liabilities consisted of the following:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in thousands)
Construction and tenant allowances	$84,002	$87,886	$89,460
Deferred rent	38,187	37,779	37,814
Accrual for lease obligations	7,328	7,283	8,584
Other (1)	12,982	8,231	7,704
	$142,499	$141,179	$143,562

(1)	Other is comprised of various other accrued expenses that we expect will settle beyond one year from the end of the period.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    DEBT

Credit Facility- On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility") that provides revolving credit up to $100 million. The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated the prior credit facility, dated June 30, 2010. The Credit Facility is secured by a lien on substantially all of DSW Inc.'s personal property assets and its subsidiaries, with certain exclusions, and may be used to provide funds for general corporate purposes, to provide for ongoing working capital requirements and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (a) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin, which is between 1.00 and 1.25, based upon revolving credit availability; or (b) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Facility), plus an applicable margin based upon our revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to the management and operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. Our Credit Facility allows the payment of dividends by us or our subsidiaries, provided that we meet the minimum cash and investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. As of July 29, 2017, we had no outstanding borrowings under the Credit Facility with availability of $100 million and we were in compliance with all covenants. Interest expense related to the Credit Facility includes fees, such as commitment and line of credit fees.

Letter of Credit Agreement- Also on August 2, 2013, we entered into a letter of credit agreement (the "Letter of Credit Agreement"). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and is used for general corporate purposes. The Letter of Credit Agreement requires compliance with conditions precedent that must be satisfied prior to issuing any letter of credit or extension. In addition, the Letter of Credit Agreement contains restrictive covenants relating to the management and operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2% per annum. As of July 29, 2017, we were in compliance with all covenants. As of July 29, 2017, January 28, 2017 and July 30, 2016, we had outstanding letters of credit under the Letter of Credit Agreement of $3.6 million, $3.8 million, and $7.9 million, respectively.

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

Activity for the contingent consideration liability was as follows:

	Six months ended
	July 29, 2017	July 30, 2016
	(in thousands)
Contingent consideration liability - beginning of period	$33,204	$—
Preliminary purchase price	—	56,000
Accretion in value	2,252	3,611
Other adjustments	1,000	—
Contingent consideration liability - end of period	$36,456	$59,611

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Contractual Obligations- As of July 29, 2017, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were $0.7 million as of July 29, 2017. In addition, we have entered into various noncancelable purchase and service agreements. The obligations under these agreements were approximately $13.0 million as of July 29, 2017.

14.    SEGMENT REPORTING

Our two reportable segments, which are also operating segments, are the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. Other includes Ebuys and franchise activity with the Apparel Group. The following provides certain financial data by segment reconciled to the consolidated financial statements:

	DSW segment	ABG segment	Other	Total
	(in thousands)
Three months ended July 29, 2017
Net sales	$628,379	31,330	20,700	$680,409
Gross profit	$192,538	6,438	(2,004)	$196,972
Three months ended July 30, 2016
Net sales	$603,927	35,446	19,571	$658,944
Gross profit	$177,885	7,217	1,759	$186,861
Six months ended July 29, 2017
Net sales	$1,253,166	75,318	43,027	$1,371,511
Gross profit	$377,188	16,936	(1,923)	$392,201
Six months ended July 30, 2016
Net sales	$1,226,959	78,585	34,667	$1,340,211
Gross profit	$369,304	18,030	3,884	$391,218

15.    SUBSEQUENT EVENTS

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of DSW Common Shares under our share repurchase program.

On August 22, 2017, the Board of Directors declared a quarterly cash dividend payment of $0.20 per share for both Class A and Class B Common Shares. The dividend will be paid on September 29, 2017 to shareholders of record at the close of business on September 19, 2017.

On August 25, 2017, we entered into a new senior unsecured revolving credit agreement (the "New Credit Facility") with a maturity date of August 25, 2022 that provides a revolving line of credit up to $300 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The New Credit Facility replaces the Credit Facility and the Letter of Credit Agreement dated August 2, 2013. The New Credit Facility may be further increased by up to $100 million subject to agreed upon terms and conditions. The New Credit Facility may be used to provide funds for ongoing and seasonal working capital, capital expenditures, dividends and share repurchases, other expenditures, and permitted acquisitions (as defined). The interest rates and fees under the New Credit Facility fluctuate based on our leverage ratio. The New Credit Facility allows us to select our interest rate for each borrowing from multiple interest rate options that are generally derived from the prime rate or LIBOR.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, the New Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the New Credit Facility that would permit the lenders to restrict our ability to further access the New Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the New Credit Facility. As of August 25, 2017, we were in compliance with the covenants of the New Credit Facility.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Such forward-looking statements can be identified by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K filed on March 23, 2017, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

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

Executive Overview

With our mission to inspire self-expression, we are deepening our customer connection with unique products and meaningful experiences that will define us as the trusted authority for all things footwear. We are focused on differentiating our assortment by growing relevant brands and improving consistency and localization across our fleet. Furthermore, we are putting more product closer to the customer and co-developing technology that will empower associates to better serve our customers.
We are focused on leveraging our warehouse network and accelerating digital demand. With our brick and mortar locations within 20 miles from approximately 70% of our target population, we aim to provide a seamless shopping experience across all channels, with capabilities such as buy online, pickup in store and buy online, ship to store. We are mobilizing inventory across our channels, which increases our assortment breadth and enables us to effectively manage inventory within the enterprise. With our acquisition of Ebuys, we have expanded our presence in the fast-growing digital marketplaces and have started building the infrastructure that will better leverage Ebuys' platform in the coming years.

As of July 29, 2017, we operated 510 DSW stores, dsw.com and shoe departments in 291 Stein Mart stores and Steinmart.com, 57 Gordmans stores, and one Frugal Fannie's store. On March 13, 2017, Gordmans filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and announced its plan to liquidate inventory and other assets. Stage Stores, Inc. acquired 58 of the Gordmans' stores, including one closed store that will be reopened, and we have signed an agreement to provide services for these stores through the end of fiscal 2017. During the six months ended July 29, 2017, Gordmans closed 49 stores.

Financial Summary

Total net sales increased to $680.4 million for the three months ended July 29, 2017 from $658.9 million for the three months ended July 30, 2016. The 3.3% increase in total net sales was primarily driven by new store sales and the 0.6% increase in comparable sales(1), partially offset by the decrease in net sales due to the closure of 49 Gordmans stores.

During the three months ended July 29, 2017, gross profit as a percentage of net sales was 28.9%, an increase of 50 basis points from 28.4% in the previous year. The increase in the gross profit rate was primarily driven by lower markdowns.

Net income for the three months ended July 29, 2017 was $28.6 million, or $0.35 per diluted share, which included pre-tax charges of $3.2 million, or $0.03 per share, related to the amortization of intangibles and the change in fair value of the contingent consideration liability associated with the acquisition of Ebuys, restructuring costs and foreign exchange losses. Net income for the three months ended July 30, 2016 was $25.0 million, or $0.30 per diluted share, which included pre-tax charges of $6.7 million, or $0.05 per share, related to transaction costs, purchase accounting impacts, change in fair value of the contingent consideration liability associated with the acquisition of Ebuys and restructuring costs.

We have continued making investments in our business that support our long-term growth objectives. On March 4, 2016, we acquired Ebuys, a leading off price footwear and accessories retailer operating in digital marketplaces, for a total purchase price of $113.1 million. During the six months ended July 29, 2017, we invested $28.1 million in capital expenditures compared to $51.9 million during the six months ended July 30, 2016. Our capital expenditures during the first half of fiscal 2017 primarily related to nine new store openings, store remodels and business infrastructure. During fiscal 2017, we plan to open a total of 15 stores and close two to four stores.

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

Results of Operations

The following represents components of our consolidated results of operations, expressed as percentages of net sales:

	Three months ended		Six months ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(71.1)	(71.6)	(71.4)	(70.8)
Gross profit	28.9	28.4	28.6	29.2
Operating expenses	(21.9)	(22.0)	(22.0)	(22.3)
Change in fair value of contingent consideration liability	(0.1)	(0.4)	(0.2)	(0.3)
Operating profit	6.9	6.0	6.4	6.6
Interest income, net	0.1	0.1	0.1	0.1
Non-operating income (expense)	(0.1)	0.0	(0.2)	0.0
Income before income taxes and income (loss) from Town Shoes	6.9	6.1	6.3	6.7
Income tax provision	(2.7)	(2.4)	(2.4)	(2.6)
Income (loss) from Town Shoes	0.0	0.1	(0.1)	0.0
Net income	4.2%	3.8%	3.8%	4.1%

Three and Six Months Ended July 29, 2017 Compared to Three and Six Months Ended July 30, 2016

Net Sales

Net sales for the three months ended July 29, 2017 increased 3.3% compared to the three months ended July 30, 2016. Net sales for the six months ended July 29, 2017 increased 2.3% compared to the six months ended July 30, 2016. The following summarizes the change in total net sales from the same period last year:

	Three months ended July 29, 2017	Six months ended July 29, 2017
	(in thousands)
Net sales for the same period last year	$658,944	$1,340,211
Increase (decrease) in comparable sales	3,590	(15,872)
Net increase from non-comparable store sales, Gordmans, Ebuys and other changes	17,875	47,172
Total net sales	$680,409	$1,371,511

The following summarizes net sales by segment:

	Three months ended			Six months ended
	July 29, 2017	July 30, 2016	Change	July 29, 2017	July 30, 2016	Change
	(in thousands)
DSW segment	$628,379	$603,927	$24,452	$1,253,166	$1,226,959	$26,207
ABG segment	31,330	35,446	(4,116)	75,318	78,585	(3,267)
Other(1)	20,700	19,571	1,129	43,027	34,667	8,360
Total net sales	$680,409	$658,944	$21,465	$1,371,511	$1,340,211	$31,300

(1)	Other represents net sales for Ebuys and franchise activity with the Apparel Group.

The following summarizes our comparable sales change by reportable segment and in total:

	Three months ended		Six months ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
DSW segment	0.6%	(1.2)%	(1.3)%	(1.3)%
ABG segment	(0.1)%	(1.0)%	(1.0)%	(2.3)%
Total Company	0.6%	(1.2)%	(1.3)%	(1.4)%

Our increase in total net sales for the three months ended July 29, 2017 was primarily driven by new store sales and the 0.6% increase in comparable sales, partially offset by the decrease in net sales due to the closure of 49 Gordmans stores. Within the DSW segment, comparable sales increased as we had higher comparable transactions led by an increase in traffic, partially offset by declines in comparable units per transaction. We had growth in digital demand with an increase in our store fulfillment of digital orders.

Our increase in total net sales for the six months ended July 29, 2017 was primarily driven by new store sales, partially offset by the 1.3% decrease in comparable sales and the decrease due to the closure of 49 Gordmans stores. Within the DSW segment, comparable sales decreased as comparable average unit retail and units per transaction declined, partially offset by the increase in comparable transactions led by higher traffic. We had growth in digital demand with an increase in our store fulfillment of digital orders.

Gross Profit

Gross profit increased as a percentage of net sales to 28.9% for the three months ended July 29, 2017 from 28.4% for the three months ended July 30, 2016. Gross profit decreased as a percentage of net sales to 28.6% for the six months ended July 29, 2017 from 29.2% for the six months ended July 30, 2016. The following presents each segment's gross profit and their components, and the total Company gross profit, as a percentage of net sales:

	Three months ended		Six months ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
DSW segment merchandise margin	44.1%	43.1%	43.5%	43.5%
Store occupancy expenses	(11.4)	(11.5)	(11.2)	(11.2)
Distribution and fulfillment expenses	(2.1)	(2.1)	(2.2)	(2.2)
DSW segment gross profit	30.6%	29.5%	30.1%	30.1%
ABG segment merchandise margin	42.3%	41.7%	44.3%	44.3%
Occupancy expenses	(20.6)	(20.2)	(20.7)	(20.3)
Distribution and fulfillment expenses	(1.1)	(1.1)	(1.1)	(1.1)
ABG segment gross profit	20.6%	20.4%	22.5%	22.9%
Other segment merchandise margin - Ebuys	19.8%	34.0%	25.1%	34.2%
Marketplace fees	(11.2)	(12.0)	(11.8)	(11.5)
Fulfillment expenses	(18.3)	(13.0)	(17.8)	(11.5)
Other segment gross profit - Ebuys	(9.7)%	9.0%	(4.5)%	11.2%
Total Company gross profit	28.9%	28.4%	28.6%	29.2%

DSW segment gross profit increased 110 basis points for the three months ended July 29, 2017 due to higher initial markups and lower markdowns, while occupancy expenses and distribution and fulfillment expenses remained relatively flat. ABG segment gross profit increased 20 basis points for the three months ended July 29, 2017 due to higher initial markups, partially offset by higher markdowns and the impact of the closures of Gordmans stores. During the three months ended July 29, 2017, Ebuys' merchandise margin was negatively impacted by higher markdowns and additional inventory reserves, as well as higher fulfillment expenses as Ebuys transitions to a single fulfillment center.

For the six months ended July 29, 2017, DSW segment gross profit was flat to last year. Improvements during the second quarter of fiscal 2017 were offset by the impact of adding a rotation to the first quarter. ABG segment gross profit decreased 40 basis points for the six months ended July 29, 2017 primarily due to the impact of the closures of Gordmans stores partially offset by higher initial markups. During the six months ended July 29, 2017, Ebuys' merchandise margin was negatively impacted by higher markdowns and additional inventory reserves, as well as higher fulfillment expenses as Ebuys transitions to a single fulfillment center.

Operating Expenses

For the three and six months ended July 29, 2017, operating expenses as a percentage of net sales decreased 10 and 30 basis points, respectively, due to lower corporate and store expenses and higher transaction costs associated with the acquisition of Ebuys included in the same period last year.

Non-operating Income (Expense)

During the three and six months ended July 29, 2017, we recognized foreign exchange losses of $0.7 million and $2.2 million, respectively, in the process of reinvesting Canadian instruments related to the pre-funding of our remaining stake in Town Shoes.

Income Taxes

Our effective tax rate for the three and six months ended July 29, 2017 was 39.1% and 39.7%, respectively. Our effective tax rate for the three and six months ended July 30, 2016 was 38.6% and 38.7%, respectively. The increase in the income tax rate was primarily driven by net unfavorable discrete tax items in the first half of fiscal 2017.

Income (Loss) from Town Shoes

Income (Loss) from Town Shoes includes our portion of the income (loss) in Town Shoes' operations, offset by the interest income on the note receivable from Town Shoes.

Seasonality

Our business is subject to seasonal merchandise trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter, and new fall styles are primarily introduced in the third quarter.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels typically build seasonally. During the first half of fiscal 2018, we intend to exercise the call option to purchase the remaining interest in Town Shoes.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy and withstand unanticipated business volatility. We believe that cash generated from our operations, together with our current levels of cash and investments, as well as availability under our New Credit Facility, are sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures and complete the Town Shoes acquisition over the next 12 months and the foreseeable future.

On November 2, 2015, the Board of Directors approved a $200 million share repurchase program. As of July 29, 2017, we had $33.5 million remaining. On August 17, 2017, the Board of Directors approved an additional $500 million share repurchase program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. We will determine the amount of shares to repurchase based on generated and expected cash flow and cash usage needs, past and anticipated business performance and available alternative investment opportunities. Shares will be repurchased in the open market at times and in amounts based on price and market conditions.

Operating Cash Flows

For the six months ended July 29, 2017, net cash provided by operations was $44.6 million compared to $61.1 million for the six months ended July 30, 2016. The decrease was primarily driven by the timing of certain payments related to our working capital, as well as lower net income adjusted for non-cash activity.

Investing Cash Flows

For the six months ended July 29, 2017, our net cash used in investing activities was $35.3 million compared to net cash provided by investing activities of $2.5 million for the six months ended July 30, 2016. During the six months ended July 29, 2017, we paid $28.1 million for capital expenditures, of which approximately $12.0 million related to stores, $11.0 million related to technology and the remaining related to other business projects. During the six months ended July 30, 2016, we paid $51.9 million for capital expenditures, of which $20.7 million related to new stores, $23.0 million related to technology and the remaining related to other business projects. During the six months ended July 29, 2017, we had net purchases of investments of $1.4 million compared to net sales of investments of $121.5 million during the six months ended July 30, 2016, which was partially used to fund the $60.4 million acquisition of Ebuys.

Financing Cash Flows

For the six months ended July 29, 2017, our net cash used in financing activities was $31.5 million compared to $33.4 million for the six months ended July 30, 2016. Net cash used in financing activities for both periods was primarily related to the payment of dividends.

Debt

Credit Facility- On August 2, 2013, we entered into a secured revolving credit agreement (the "Credit Facility") that provides revolving credit up to $100 million. The Credit Facility, together with the Letter of Credit Agreement (defined below), amended and restated the prior credit facility, dated June 30, 2010. The Credit Facility is secured by a lien on substantially all of DSW Inc.'s personal property assets and its subsidiaries, with certain exclusions, and may be used to provide funds for general corporate purposes, to provide for ongoing working capital requirements and to make permitted acquisitions. Revolving credit loans bear interest under the Credit Facility at our option under: (a) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Facility), plus 0.5%, (ii) the Lender's prime rate, and (iii) the Daily LIBOR Rate (as defined in the Credit Facility) plus 1.0%, plus in each instance an applicable margin, which is between 1.00 and 1.25, based upon revolving credit availability; or (b) a LIBOR option at a rate equal to the LIBOR Rate (as defined in the Credit Facility), plus an applicable margin based upon our revolving credit availability. In addition, the Credit Facility contains restrictive covenants relating to the management and operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. Our Credit Facility allows the payment of dividends by us or our subsidiaries, provided that we meet the minimum cash and investments requirement of $125 million, as defined in the Credit Facility. An additional covenant limits payments for capital expenditures to $200 million in any fiscal year. As of July 29, 2017, we had no outstanding borrowings under the Credit Facility with availability of $100 million and we were in compliance with all covenants. Interest expense related to the Credit Facility includes fees, such as commitment and line of credit fees.

Letter of Credit Agreement- Also on August 2, 2013, we entered into a letter of credit agreement (the "Letter of Credit Agreement"). The Letter of Credit Agreement provides for the issuance of letters of credit up to $50 million. The facility for the issuance of letters of credit is secured by a cash collateral account containing cash in an amount equal to 103% of the face amount of any letter of credit extension (105% for extensions denominated in foreign currency) and is used for general corporate purposes. The Letter of Credit Agreement requires compliance with conditions precedent that must be satisfied prior to issuing any letter of credit or extension. In addition, the Letter of Credit Agreement contains restrictive covenants relating to the management and operation of our business. These covenants, among other things, limit or restrict our ability to grant liens on our assets, limit our ability to incur additional indebtedness, limit our ability to enter into transactions with affiliates and limit our ability to merge or consolidate with another entity. An event of default may cause the applicable interest rate and fees to increase by 2% per annum. As of July 29, 2017, we were in compliance with all covenants. As of July 29, 2017, January 28, 2017 and July 30, 2016, we had outstanding letters of credit under the Letter of Credit Agreement of $3.6 million, $3.8 million, and $7.9 million, respectively.

New Credit Facility- On August 25, 2017, we entered into a new senior unsecured revolving credit agreement (the "New Credit Facility") with a maturity date of August 25, 2022 that provides a revolving line of credit up to $300 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The New Credit Facility replaces the Credit Facility and the Letter of Credit Agreement dated August 2, 2013. The New Credit Facility may be further increased by up to $100 million subject to agreed upon terms and conditions. The New Credit Facility may be used to provide funds for ongoing and seasonal working capital, capital expenditures, dividends and share repurchases, other expenditures, and permitted acquisitions (as defined). The interest rates and fees under the New Credit Facility fluctuate based on our leverage ratio. The New Credit Facility allows us to select our interest rate for each borrowing from multiple interest rate options that are generally derived from the prime rate or LIBOR. In addition, the New Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the New Credit Facility that would permit the lenders to restrict our ability to further access the New Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the New Credit Facility. As of August 25, 2017, we were in compliance with the covenants of the New Credit Facility.

Capital Expenditure Plans

We expect to spend approximately $70 million for capital expenditures in fiscal 2017, with approximately a third going into new stores and store remodels and the remaining going into technology investments, including digital investments, and other business projects. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. During fiscal 2017, we plan to open 15 stores. The average investment required to open a new DSW store is approximately $1.4 million, prior to construction and tenant allowances, which average $0.4 million. Of this amount, gross inventory typically accounts for $0.5 million, fixtures and leasehold improvements typically account for $0.7 million and new store advertising and other new store expenses typically account for $0.2 million.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

We have included a summary of our contractual obligations as of January 28, 2017 in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. As of July 29, 2017, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were $0.7 million as of July 29, 2017. In addition, we have entered into various noncancelable purchase and service agreements. The obligations under these agreements were approximately $13.0 million as of July 29, 2017. There have been no other material changes in contractual obligations outside the ordinary course of business since January 28, 2017.

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

Interest Rate Risk

We hold available-for-sale investments. Our results of operations are not materially affected by changes in market interest rates. Also, as of July 29, 2017, we did not have borrowings under our Credit Facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our New Credit Facility will be at a variable rate of interest, we could potentially be impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.

Foreign Currency Exchange Risk

The note receivable from Town Shoes is denominated in CAD. The functional currency of Town Shoes is CAD. As USD is our reporting currency, we are required to translate the investment in and note receivable from Town Shoes into USD balances. Each quarter, the income or loss from Town Shoes is recorded in USD at the average exchange rate for the period. The note receivable from Town Shoes is translated in USD at the exchange rate prevailing at the balance sheet date. As we have designated the note receivable from Town Shoes as an investment of a long-term investment nature, we record the translation gains and losses arising from changes in exchange rates in other comprehensive income. In anticipation of funding the future purchase of the remaining interest in Town Shoes, we hold $100 million CAD in available-for-sale securities denominated in CAD, with any foreign currency exchange gains or losses recorded within other comprehensive income. A hypothetical 10% movement in the CAD exchange rate could result in a $15.3 million foreign currency translation fluctuation, which would be recorded in other comprehensive income.

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

On November 2, 2015, the Board of Directors approved a $200 million share repurchase program. As of July 29, 2017, we had $33.5 million remaining. On August 17, 2017, the Board of Directors approved an additional $500 million share repurchase program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. We will determine the amount of shares to repurchase based on generated and expected cash flow and cash usage needs, past and anticipated business performance and available alternative investment opportunities. Shares will be repurchased in the open market at times and in amounts based on price and market conditions.

The following table sets forth the Class A Common Share repurchases during the most recent quarter:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
	(in thousands, except per share amounts)
April 30, 2017 to May 27, 2017	—	$—	—	$33,469
May 28, 2017 to July 1, 2017(1)	2	$16.80	—	$33,469
July 2, 2017 to July 29, 2017	—	$—	—	$33,469
	2	$16.80	—

(1)	The total number of shares repurchased relates to shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

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

DSW INC.

Date:	August 25, 2017	By:	/s/ Jared Poff
Jared Poff
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of DSW Inc. dated November 1, 2013. Incorporated by reference to Exhibit 3.1 to DSW's Form 8-K (file no. 001-32545) filed November 4, 2013.
3.2	Amended and Restated Code of Regulations of the registrant. Incorporated by reference to Exhibit 3.2 to Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1	Specimen Class A Common Shares Certificate. Incorporated by reference to Exhibit 4.1 to Form 10-K (file no. 001-32545) filed April 13, 2006.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*	XBRL Instance Documents
* Filed herewith