Form 10-Q
period 2017-10-28
DSW Inc.
filed 2017-11-22
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017
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

Number of shares outstanding of each of the registrant's classes of common stock, as of November 17, 2017: 72,265,496 Class A Common Shares and 7,732,786 Class B Common Shares.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended		Nine months ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$708,308	$696,616	$2,079,819	$2,036,827
Cost of sales	(501,591)	(484,836)	(1,480,901)	(1,433,829)
Operating expenses	(151,772)	(147,412)	(454,093)	(446,696)
Goodwill and intangible assets impairment charges	(82,701)	—	(82,701)	—
Change in fair value of contingent consideration liability	31,178	(1,469)	28,926	(5,080)
Operating profit	3,422	62,899	91,050	151,222
Interest expense	(166)	(57)	(260)	(156)
Interest income	768	539	2,084	1,782
Interest income, net	602	482	1,824	1,626
Non-operating income (expense)	(121)	80	(2,304)	344
Income before income taxes and income from Town Shoes	3,903	63,461	90,570	153,192
Income tax provision	(1,496)	(25,626)	(35,510)	(60,420)
Income from Town Shoes	1,630	1,128	543	1,237
Net income	$4,037	$38,963	$55,603	$94,009
Basic and diluted earnings per share:
Basic earnings per share	$0.05	$0.48	$0.69	$1.15
Diluted earnings per share	$0.05	$0.47	$0.69	$1.14
Weighted average shares used in per share calculations:
Basic shares	80,112	82,026	80,215	82,011
Diluted shares	80,647	82,537	80,699	82,643

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended		Nine months ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$4,037	$38,963	$55,603	$94,009
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	(7,343)	(2,537)	(806)	4,709
Unrealized net gain (loss) on available-for-sale securities	(182)	(173)	(149)	103
Reclassification adjustment for net losses realized in net income	(26)	—	2,081	—
Total other comprehensive income (loss), net of income taxes	(7,551)	(2,710)	1,126	4,812
Total comprehensive income (loss)	$(3,514)	$36,253	$56,729	$98,821

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	October 28, 2017	January 28, 2017	October 29, 2016
ASSETS
Cash and cash equivalents	$149,485	$110,657	$60,962
Short-term investments	180,066	98,530	78,512
Accounts receivable	19,102	18,456	20,334
Accounts receivable from related parties	1,315	550	1,029
Inventories	546,553	499,995	562,701
Prepaid expenses and other current assets	25,445	31,074	24,566
Prepaid rent to related parties	—	4	13
Total current assets	921,966	759,266	748,117
Property and equipment, net	358,154	375,251	381,218
Long-term investments	—	77,904	76,126
Goodwill	25,899	79,689	77,208
Deferred income taxes	35,284	14,934	21,103
Long-term prepaid rent to related parties	688	768	795
Equity investment in Town Shoes	7,180	15,830	17,996
Note receivable from Town Shoes	60,249	53,121	50,579
Intangible assets	3,135	35,108	38,243
Other assets	19,023	16,605	20,530
Total assets	$1,431,578	$1,428,476	$1,431,915
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$193,607	$185,497	$160,621
Accounts payable to related parties	706	774	641
Accrued expenses	141,990	130,334	143,653
Total current liabilities	336,303	316,605	304,915
Non-current liabilities	141,752	141,179	144,654
Contingent consideration liability	4,962	33,204	58,923
Total liabilities	483,017	490,988	508,492
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value; 250,000 Class A Common Shares authorized; 85,346, 85,038 and 84,875 issued, respectively; 72,255, 72,447 and 72,635 outstanding, respectively; 100,000 Class B Common Shares authorized, 7,733 issued and outstanding	957,960	946,351	941,485
Preferred shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—	—
Treasury shares, at cost, 13,091, 12,591 and 12,240 outstanding, respectively	(325,906)	(316,531)	(309,229)
Retained earnings	354,315	346,602	332,051
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(12,815)	(13,941)	(15,891)
Total shareholders' equity	948,561	937,488	923,423
Total liabilities and shareholders' equity	$1,431,578	$1,428,476	$1,431,915

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net income	$55,603	$94,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,444	61,029
Stock-based compensation expense	11,339	10,156
Deferred income taxes	(20,381)	712
Income from Town Shoes	(543)	(1,237)
Goodwill and intangible assets impairment charges	82,701	—
Change in fair value of contingent consideration liability	(28,926)	5,080
Loss on disposal of long-lived assets	1,050	699
Loss on foreign currency transactions	2,186	—
Amortization of investment discounts and premiums	481	992
Change in operating assets and liabilities:
Accounts receivable	(1,411)	(4,276)
Inventories	(46,558)	(48,313)
Prepaid expenses and other current assets	979	11,318
Accounts payable	8,790	(55,572)
Accrued expenses	10,598	32,570
Other	1,224	3,592
Net cash provided by operating activities	138,576	110,759
Cash flows from investing activities:
Cash paid for property and equipment	(39,552)	(73,157)
Purchases of available-for-sale investments	(98,855)	(69,960)
Sales of available-for-sale investments	96,649	215,524
Additional borrowings by Town Shoes	(5,689)	(7,023)
Acquisition of Ebuys	—	(59,481)
Net cash provided by (used in) investing activities	(47,447)	5,903
Cash flows from financing activities:
Proceeds from exercise of stock options	1,133	3,615
Net change in vendor payment program	1,058	—
Payment of credit facility costs	(1,018)	—
Cash paid for income taxes for stock-based compensation shares withheld	(863)	(2,421)
Cash paid for treasury shares	(9,375)	(42,698)
Dividends paid	(47,890)	(49,098)
Net cash used in financing activities	(56,955)	(90,602)
Net increase in cash, cash equivalents, and restricted cash	34,174	26,060
Cash, cash equivalents, and restricted cash, beginning of period	115,311	40,171
Cash, cash equivalents, and restricted cash, end of period	$149,485	$66,231
Supplemental disclosures of cash flow information -
Cash paid during the period for income taxes	$64,441	$40,057
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$7,138	$4,829
Ebuys contingent purchase price	$—	$53,843

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

During fiscal 2016, we completed several transactions that supported our efforts to grow market share within footwear and accessories domestically and internationally. On March 4, 2016, we acquired Ebuys, Inc. ("Ebuys"), a leading off price footwear and accessories retailer operating in digital marketplaces. Ebuys sells products to customers located in North America, Europe, Australia and Asia. On August 2, 2016, we signed an agreement with the Apparel Group as an exclusive franchise partner in the Gulf Coast region of the Middle East. Under this franchise agreement, the first two franchise stores opened during fiscal 2017.

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

Equity Investment in Town Shoes- In May 2014, we acquired a 49.2% interest in Town Shoes for $75.1 million Canadian dollars ("CAD") ($68.9 million United States dollars ("USD")), which included the purchase of an unsecured subordinated note from Town Shoes issued on February 14, 2012 that earns payment-in-kind interest at 12% and matures on February 14, 2022. As of October 28, 2017, our ownership percentage was 46.3%. The dilution of our ownership is due to Town Shoes' employee exercise of stock options. Our ownership stake provides 50% voting control and board representation equal to the co-investor.

Additionally, the Town Shoes co-investor holds a put option to sell the remaining interest in Town Shoes in fiscal 2017 to the Company and for the subsequent two years. We hold a call option to purchase the remaining interest in Town Shoes in fiscal 2018, and for the subsequent two years, if the Town Shoes co-investor has not exercised their put option. During fiscal 2015, we invested $100 million CAD in available-for-sale securities denominated in CAD in anticipation of funding the future purchase of the remaining interest in Town Shoes. As of October 28, 2017, these available-for-sale securities are classified as short-term investments based on management's intent to exercise the call option to purchase the remaining interest in Town Shoes in the first half of fiscal 2018.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Cash, Cash Equivalents, and Restricted Cash- Cash and cash equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Restricted cash represents cash that is restricted as to withdrawal or usage and consisted of a mandatory cash deposit for outstanding letters of credit under our previous credit facility.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in thousands)
Cash and cash equivalents	$149,485	$110,657	$60,962
Restricted cash, included in prepaid expenses and other current assets	—	4,654	5,269
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$149,485	$115,311	$66,231

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

Impairment of Long-Lived Assets- We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment and definite-lived intangible assets, when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The reviews are conducted at the lowest identifiable level. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value.

Due to recurring operating losses incurred by Ebuys since its acquisition as well as increased competitive pressures in the digital marketplaces, we revised our growth expectations assumed at the time of the acquisition and have moderated future expectations for the business. As a result, during the three months ended October 28, 2017, we undertook a review of the carrying amount of Ebuys’ intangible assets and recorded intangible assets impairment charges of $28.9 million in the accompanying condensed consolidated statements of operations.

Goodwill- We evaluate goodwill for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant and sustained decline in our stock price, that would indicate that impairment may exist. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value of the reporting unit exceeds its fair value, we will calculate the estimated fair value of the reporting unit. Fair value is the price a willing buyer would pay for the reporting unit and is typically calculated using a discounted cash flow analysis. For certain reporting units, where deemed appropriate, we may also utilize a market approach for estimating fair value.

In the third quarter of fiscal 2017, we early adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2017-04, Simplifying the Accounting for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the requirement to determine the implied fair value of goodwill to measure an impairment of

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

goodwill. Rather, goodwill impairment charges are calculated as the amount by which a reporting unit's carrying amount exceeds its fair value.

Due to recurring operating losses incurred by Ebuys since its acquisition as well as increased competitive pressures in the digital marketplaces, we revised our growth expectations assumed at the time of the acquisition and have moderated future expectations for the business. As a result, during the three months ended October 28, 2017, we undertook a review of the carrying amount of Ebuys, which included goodwill and reflected the impact of the intangible assets impairment charges. We utilized a discounted cash flow analysis to determine the implied fair value of Ebuys, which was then compared with its carrying value, resulting in a goodwill impairment charge of $53.8 million.

Share Repurchase Program- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of DSW Common Shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the nine months ended October 28, 2017, we repurchased 0.5 million Class A Common Shares at a cost of $9.4 million, with $524.1 million of Class A Common Shares that remain authorized under the program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

Accumulated Other Comprehensive Income (Loss)- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Nine months ended
	October 28, 2017			October 29, 2016
	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
	(in thousands)
Accumulated other comprehensive loss - beginning of period	$(13,699)	$(242)	$(13,941)	$(20,530)	$(173)	$(20,703)
Other comprehensive income (loss) before reclassifications	(806)	(149)	(955)	4,709	103	4,812
Amounts reclassified to non-operating income	2,186	(105)	2,081	—	—	—
Other comprehensive income (loss)	1,380	(254)	1,126	4,709	103	4,812
Accumulated other comprehensive loss - end of period	$(12,319)	$(496)	$(12,815)	$(15,821)	$(70)	$(15,891)

Adopted Accounting Standards- In the first quarter of fiscal 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which eliminated the requirement to recognize excess tax benefits in common shares paid-in capital and the requirement to evaluate tax deficiencies for common shares paid-in capital or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit on a prospective basis. For the consolidated statements of cash flows, excess tax benefits related to stock-based compensation is no longer presented, on a retroactive basis, as a financing activity cash inflow and as an operating activity cash outflow.

In the first quarter of fiscal 2017, we early adopted ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires that the consolidated statements of cash flows provides the change in the total of cash, cash equivalents, and restricted cash. As a result of this adoption, we no longer show the changes in restricted cash balance as a component of cash flows from investing activities but instead include the balance of restricted cash together with cash and cash equivalents for the beginning and end of the periods presented.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of adopting ASU 2016-09 and ASU 2016-18, we adjusted the statements of cash flows on a retroactive basis as follows:

Nine Months Ended October 29, 2016
(in thousands)
Net cash provided by operating activities, as previously reported	$110,635
Eliminated the excess tax benefits related to stock-based compensation	124
Net cash provided by operating activities, as adjusted	$110,759
Net cash provided by investing activities, as previously reported	$8,310
Eliminated the decrease in restricted cash	(2,407)
Net cash provided by investing activities, as adjusted	$5,903
Net cash used in financing activities, as previously reported	$(90,478)
Eliminated the excess tax benefits related to stock-based compensation	(124)
Net cash used in financing activities, as adjusted	$(90,602)
Net increase in cash and cash equivalents, as previously reported	$28,467
Eliminated the impact of the decrease in restricted cash	(2,407)
Net increase in cash, cash equivalents, and restricted cash, as adjusted	$26,060
Cash and cash equivalents, beginning of period, as previously reported	$32,495
Included restricted cash	7,676
Cash, cash equivalents, and restricted cash, beginning of period, as adjusted	$40,171
Cash and cash equivalents, end of period, as previously reported	$60,962
Included restricted cash	5,269
Cash, cash equivalents, and restricted cash, end of period, as adjusted	$66,231

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Schottenstein Affiliates

As of October 28, 2017, the Schottenstein Affiliates, entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 18% of the Company's outstanding Common Shares, representing approximately 51% of the combined voting power. As of October 28, 2017, the Schottenstein Affiliates beneficially owned 7.1 million Class A Common Shares and 7.7 million Class B Common Shares.

Leases with Related Parties- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. During the three months ended October 28, 2017 and October 29, 2016, we recorded rent expense from leases with Schottenstein Affiliates of $2.2 million and $2.0 million, respectively. During the nine months ended October 28, 2017 and October 29, 2016, we recorded rent expense from leases with Schottenstein Affiliates of $6.8 million and $6.1 million, respectively.

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

Other Purchases and Services- During the three months ended October 28, 2017 and October 29, 2016, we had other purchases and services from Schottenstein Affiliates of $0.3 million and $0.4 million, respectively. During the nine months ended October 28, 2017 and October 29, 2016, we had other purchases and services from Schottenstein Affiliates of $0.9 million and $0.9 million, respectively.

Town Shoes

As of October 28, 2017, our ownership percentage in Town Shoes was 46.3%, which provides us a 50% voting control and board representation equal to the co-investor, and is treated as an equity investment.

Management Agreement- We have a management agreement with Town Shoes under which we provide certain information technology and management services. During the three months ended October 28, 2017 and October 29, 2016, we recognized income of $0.3 million and $0.4 million, respectively. During the nine months ended October 28, 2017 and October 29, 2016, we recognized income of $0.9 million and $0.4 million, respectively.

License Agreement- We license the use of our tradename and trademark, DSW Designer Shoe Warehouse, to Town Shoes for a royalty fee based on a percentage of net sales from its Canadian DSW stores, which are included in net sales. The license is exclusive and non-transferable for use in Canada. During the three months ended October 28, 2017 and October 29, 2016, we recognized royalty income of $0.2 million and $0.2 million, respectively. During the nine months ended October 28, 2017 and October 29, 2016, we recognized royalty income of $0.5 million and $0.4 million, respectively.

Other Purchases and Services- During the three and nine months ended October 28, 2017, Town had other purchases and services from us of $0.3 million and $1.9 million, respectively. During the three and nine months ended October 29, 2016, no other purchases and services were provided.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

David Duong, Co-founder of Ebuys

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

5.    EARNINGS PER SHARE

Basic earnings per share is based on net income and the weighted average of Class A and Class B Common Shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options, restricted stock units ("RSUs"), and performance-based restricted stock units ("PSUs") calculated using the treasury stock method.

The following is a reconciliation of the number of shares used in the calculation of earnings per share:

	Three months ended		Nine months ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands)
Weighted average shares outstanding - Basic shares	80,112	82,026	80,215	82,011
Dilutive effect of stock-based compensation awards	535	511	484	632
Weighted average shares outstanding - Diluted shares	80,647	82,537	80,699	82,643

For the three months ended October 28, 2017 and October 29, 2016, the number of potential shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive was 4.5 million and 3.1 million, respectively. For the nine months ended October 28, 2017 and October 29, 2016, the number of potential shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive was 4.4 million and 3.3 million, respectively.

6.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Nine months ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands)
Stock options	$1,467	$1,313	$4,804	$4,538
Restricted stock units	809	782	2,294	2,651
Performance-based restricted stock units	1,022	547	2,969	1,779
Director stock units ("DSUs")	190	198	1,272	1,188
	$3,488	$2,840	$11,339	$10,156

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value for stock option awards was estimated at the grant date using the Black-Scholes pricing model with the following weighted average assumptions for the options granted:

	Nine months ended
	October 28, 2017	October 29, 2016
Assumptions:
Risk-free interest rate	1.9%	1.5%
Expected volatility	34.4%	36.0%
Expected option term	5.5 years	5.4 years
Dividend yield	3.9%	3.0%
Other data:
Weighted average grant date fair value	$4.17	$6.59

The following table summarizes the stock-based compensation award activity:

	Nine months ended October 28, 2017
	Stock Options	RSUs	PSUs	DSUs
	(in thousands)
Outstanding - beginning of period	3,799	351	250	311
Granted	1,756	292	263	85
Exercised / vested	(151)	(82)	(50)	(46)
Forfeited / expired	(426)	(85)	(5)	—
Outstanding - end of period	4,978	476	458	350

As of October 28, 2017, 4.7 million shares of Class A Common Shares remain available for future stock-based compensation grants under the 2014 Long-Term Incentive Plan.

7.    INVESTMENTS

We hold available-for-sale investments primarily in bonds and term notes. Investments consisted of the following:

	Short-term Investments			Long-term Investments
	October 28, 2017	January 28, 2017	October 29, 2016	October 28, 2017	January 28, 2017	October 29, 2016
	(in thousands)
Available-for-sale investments:
Carrying value	$180,531	$98,793	$78,497	$—	$77,882	$76,206
Unrealized gains included in accumulated other comprehensive loss	47	101	156	—	133	29
Unrealized losses included in accumulated other comprehensive loss	(512)	(364)	(141)	—	(111)	(109)
Total investments	$180,066	$98,530	$78,512	$—	$77,904	$76,126

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.    FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities- Financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	October 28, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$149,485	$149,485	$—	$—
Short-term investments	180,066	527	179,539	—
	$329,551	$150,012	$179,539	$—
Financial liabilities -
Contingent consideration liability	$4,962	$—	$—	$4,962
	$4,962	$—	$—	$4,962

	January 28, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$110,657	$110,657	$—	$—
Short-term investments	98,530	2,446	96,084	—
Long-term investments	77,904	431	77,473	—
	$287,091	$113,534	$173,557	$—
Financial liabilities -
Contingent consideration liability	$33,204	$—	$—	$33,204
	$33,204	$—	$—	$33,204

	October 29, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$60,962	$60,962	$—	$—
Short-term investments	78,512	2,547	75,965	—
Long-term investments	76,126	405	75,721	—
	$215,600	$63,914	$151,686	$—
Financial liabilities -
Contingent consideration liability	$58,923	$—	$—	$58,923
	$58,923	$—	$—	$58,923

The short-term and long-term investments categorized as Level 2 were valued using a market-based approach using inputs such as prices of similar assets in active markets. See Note 13, Commitments and Contingencies, for the estimated fair value (categorized as Level 3) of the contingent consideration liability and changes recognized.

We have financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of accounts receivables, note receivable from Town Shoes, and accounts payables. The carrying value of accounts receivables and accounts payables approximated their fair values due to their short-term nature. As of October 28, 2017, January 28, 2017 and October 29, 2016, the fair value of the note receivable from Town Shoes was $49.9 million, $45.7 million and $44.4 million, respectively, compared to the carrying value of $60.2 million, $53.1 million and $50.6 million, respectively. We estimated the fair value of the note receivable based upon current interest rates offered on similar instruments. The change in fair value is

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

based on the change in comparable rates on similar instruments. Based on our intention and ability to hold the note until maturity or the exercise of the put/call option, the carrying value is not other-than-temporarily impaired.

Non-Financial Assets- As discussed in Note 3, Significant Accounting Policies, during the three months ended October 28, 2017, we recorded impairment charges related to Ebuys of $53.8 million for goodwill, which resulted in writing off all of Ebuys' goodwill, and $28.9 million for intangible assets. We determined that the carrying values exceeded the related estimated fair values (categorized as Level 3). After the impairment charges were recorded, the balance of the tradename intangibles was $3.0 million. The fair value of intangible assets for tradenames was based on using the relief from royalty method using a royalty rate of 0.5% and a discount rate of 11.0%. We wrote-off the remaining carrying value of intangible assets for online retailer and customer relationships and for non-compete agreements due to the lack of sufficient projected cash flows.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in thousands)
Land	$1,110	$1,110	$1,110
Buildings	12,485	12,485	12,485
Building and leasehold improvements	399,905	393,505	388,085
Furniture, fixtures and equipment	418,432	408,653	403,632
Software	136,295	123,460	122,946
Construction in progress(1)	33,169	27,456	25,021
Total property and equipment	1,001,396	966,669	953,279
Accumulated depreciation and amortization	(643,242)	(591,418)	(572,061)
Property and equipment, net	$358,154	$375,251	$381,218

(1)	Construction in progress is comprised primarily of the construction of leasehold improvements and furniture and fixtures related to unopened stores and internal-use software under development.

10.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in thousands)
Gift cards and merchandise credits	$38,423	$45,743	$36,455
Compensation	22,390	17,132	23,872
Taxes	20,361	21,764	29,658
Customer loyalty program	12,659	11,502	11,914
Other(1)	48,157	34,193	41,754
	$141,990	$130,334	$143,653

(1)	Other is comprised of deferred revenue, sales return allowance, and various other accrued expenses, including amounts owed under our vendor payment program described below.

To better facilitate the processing efficiency of certain vendor payments, during fiscal 2016, we entered into a vendor payment program with a payment processing intermediary. Under the vendor payment program, the intermediary makes regularly-scheduled payments to participating vendors and we, in turn, settle monthly with the intermediary. The net change in the outstanding balance is reflected as a financing activity in the consolidated statements of cash flows.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    NON-CURRENT LIABILITIES

Non-current liabilities consisted of the following:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in thousands)
Construction and tenant allowances	$82,135	$87,886	$90,359
Deferred rent	37,820	37,779	38,218
Accrual for lease obligations	8,310	7,283	8,237
Other(1)	13,487	8,231	7,840
	$141,752	$141,179	$144,654

(1)	Other is comprised of various other accrued expenses that we expect will settle beyond one year from the end of the applicable period.

12.    DEBT

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. The Credit Facility provides a revolving line of credit up to $300 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be further increased by up to $100 million subject to agreed-upon terms and conditions. The Credit Facility may be used to provide funds for working capital, capital expenditures, dividends and share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with any loans issued in CAD bearing interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of October 28, 2017, we had no outstanding borrowings under the Credit Facility and $2.5 million in letters of credit issued, resulting in $297.5 million available for borrowings. Interest expense related to the Credit Facility includes letters of credit interest, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of October 28, 2017, we were in compliance with all financial covenants.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Activity for the contingent consideration liability was as follows:

	Nine months ended
	October 28, 2017	October 29, 2016
	(in thousands)
Contingent consideration liability - beginning of period	$33,204	$—
Preliminary purchase price	—	56,000
Accretion in value	3,506	5,080
Fair value adjustment(1)	(32,432)	—
Purchase price and other adjustments	684	(2,157)
Contingent consideration liability - end of period	$4,962	$58,923

(1)
Fair value was determined using an income valuation approach, primarily based on discounted cash flows related to the projected earnings performance measure with a discount rate of approximately 13.0%. The categorization of the fair value framework used to price the liability is considered Level 3 due to the subjective nature of the unobservable inputs used to determine fair value.

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

Contractual Obligations- As of October 28, 2017, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were $0.2 million as of October 28, 2017. In addition, we have entered into various noncancelable purchase and service agreements. The obligations under these agreements were approximately $21.6 million as of October 28, 2017.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.    SEGMENT REPORTING

Our two reportable segments, which are also operating segments, are the DSW segment, which includes DSW stores and dsw.com, and the ABG segment. Other includes Ebuys and franchise activity with the Apparel Group. The following provides certain financial data by segment reconciled to the consolidated financial statements:

	DSW segment	ABG segment	Other	Total
	(in thousands)
Three months ended October 28, 2017
Net sales	$654,587	31,059	22,662	$708,308
Gross profit	$202,267	7,130	(2,680)	$206,717
Three months ended October 29, 2016
Net sales	$639,136	36,154	21,326	$696,616
Gross profit	$203,978	7,850	(48)	$211,780
Nine months ended October 28, 2017
Net sales	$1,907,753	106,377	65,689	$2,079,819
Gross profit	$579,455	24,066	(4,603)	$598,918
Nine months ended October 29, 2016
Net sales	$1,866,096	114,738	55,993	$2,036,827
Gross profit	$573,283	25,880	3,835	$602,998

15.    SUBSEQUENT EVENT

On November 21, 2017, the Board of Directors declared a quarterly cash dividend payment of $0.20 per share for both Class A and Class B Common Shares. The dividend will be paid on December 29, 2017 to shareholders of record at the close of business on December 15, 2017.

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

•	our success in growing our store base and digital demand;

•	our ability to protect our reputation;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;

•	risks related to the planned acquisition of Town Shoes;

•	risks related to the loss or disruption of our distribution and/or fulfillment operations;

•	continuation of agreements with and our reliance on the financial condition of our affiliated business and international partners;

•	our ability to successfully integrate Ebuys, Inc.;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to the loss or disruption of our information systems and data;

•	our ability to prevent breaches of our information security and the compromise of sensitive and confidential data;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on our DSW Rewards program and marketing to drive traffic, sales and customer loyalty;

•	uncertain general economic conditions;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	risks related to leases of our properties;

•	risks related to prior and current acquisitions;

•	risks related to future legislation, regulatory reform or policy changes;

•	fluctuations in foreign currency exchange rates; and

•	risks related to holdings of cash and investments and access to liquidity.

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

As of October 28, 2017, we operated 514 DSW stores, dsw.com and shoe departments in 292 Stein Mart stores and Steinmart.com, 58 Gordmans stores, and one Frugal Fannie's store. On March 13, 2017, Gordmans filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and announced its plan to liquidate inventory and other assets. Stage Stores, Inc. acquired 58 of the Gordmans' stores and we have signed an agreement to provide services for these stores through the end of fiscal 2017. During the nine months ended October 28, 2017, Gordmans closed 48 stores.

Financial Summary

Total net sales increased to $708.3 million for the three months ended October 28, 2017 from $696.6 million for the three months ended October 29, 2016. The 1.7% increase in total net sales was primarily driven by new store sales, offset by the 0.4% decrease in comparable sales(1) and the closure of 48 Gordmans stores.

During the three months ended October 28, 2017, gross profit as a percentage of net sales was 29.2%, a decrease of 120 basis points from 30.4% in the previous year. The decrease in the gross profit rate was primarily driven by higher shipping costs and higher markdowns.

Net income for the three months ended October 28, 2017 was $4.0 million, or $0.05 per diluted share, which included pre-tax charges of $52.7 million, or $0.40 per share, related to the goodwill and intangible assets impairment charges, amortization of intangibles and the change in fair value of the contingent consideration liability associated with the acquisition of Ebuys, restructuring costs, and foreign exchange losses. Due to recurring operating losses incurred by Ebuys since its acquisition as well as increased competitive pressures in the digital marketplaces, we revised our growth expectations assumed at the time of the acquisition and have moderated future expectations for the business. As a result, we undertook a review of Ebuys’ goodwill and intangible assets during the third quarter of fiscal 2017 and recorded impairment charges of $53.8 million for goodwill and $28.9 million for intangible assets. We also updated our estimated fair value of the contingent consideration liability and recorded a gain from the fair value adjustment of $32.4 million. Net income for the three months ended October 29, 2016 was $39.0 million, or $0.47 per diluted share, which included pre-tax charges of $4.4 million, or $0.04 per share, related to transaction costs, purchase accounting impacts and change in fair value of the contingent consideration liability associated with the acquisition of Ebuys.

We have continued making investments in our business that support our long-term growth objectives. During the nine months ended October 28, 2017, we invested $39.6 million in capital expenditures compared to $73.2 million during the nine months ended October 29, 2016. Our capital expenditures during fiscal 2017 primarily related to 15 new store openings, store remodels and business infrastructure.

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

Results of Operations

The following represents components of our consolidated results of operations, expressed as percentages of net sales:

	Three months ended		Nine months ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(70.8)	(69.6)	(71.2)	(70.4)
Gross profit	29.2	30.4	28.8	29.6
Operating expenses	(21.4)	(21.2)	(21.8)	(21.9)
Goodwill and intangible assets impairment charges	(11.7)	—	(4.0)	—
Change in fair value of contingent consideration liability	4.4	(0.2)	1.4	(0.3)
Operating profit	0.5	9.0	4.4	7.4
Interest income, net	0.1	0.1	0.1	0.1
Non-operating income (expense)	0.0	0.0	(0.1)	0.0
Income before income taxes and income from Town Shoes	0.6	9.1	4.4	7.5
Income tax provision	(0.2)	(3.7)	(1.7)	(3.0)
Income from Town Shoes	0.2	0.2	0.0	0.1
Net income	0.6%	5.6%	2.7%	4.6%

Three and Nine Months Ended October 28, 2017 Compared to Three and Nine Months Ended October 29, 2016

Net Sales

Net sales for the three months ended October 28, 2017 increased 1.7% compared to the three months ended October 29, 2016. Net sales for the nine months ended October 28, 2017 increased 2.1% compared to the nine months ended October 29, 2016. The following summarizes the change in total net sales from the same period last year:

	Three months ended October 28, 2017	Nine months ended October 28, 2017
	(in thousands)
Net sales for the same period last year	$696,616	$2,036,827
Decrease in comparable sales	(2,513)	(18,385)
Net increase from non-comparable store sales, Gordmans, Ebuys and other changes	14,205	61,377
Total net sales	$708,308	$2,079,819

The following summarizes net sales by segment:

	Three months ended			Nine months ended
	October 28, 2017	October 29, 2016	Change	October 28, 2017	October 29, 2016	Change
	(in thousands)
DSW segment	$654,587	$639,136	$15,451	$1,907,753	$1,866,096	$41,657
ABG segment	31,059	36,154	(5,095)	106,377	114,738	(8,361)
Other(1)	22,662	21,326	1,336	65,689	55,993	9,696
Total net sales	$708,308	$696,616	$11,692	$2,079,819	$2,036,827	$42,992

(1)	Other represents net sales for Ebuys and franchise activity with the Apparel Group.

The following summarizes our comparable sales change by reportable segment and in total:

	Three months ended		Nine months ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
DSW segment	(0.4)%	(1.8)%	(1.0)%	(1.5)%
ABG segment	0.5%	(4.6)%	(0.5)%	(3.1)%
Total Company	(0.4)%	(2.0)%	(1.0)%	(1.6)%

Our increase in total net sales for the three and nine months ended October 28, 2017 over the same periods last year was primarily driven by new store sales, offset by the decrease in comparable sales and the decrease due to the closure of 48 Gordmans stores. Within the DSW segment, comparable sales decreased as we had a decline in comparable average dollar sales per transaction, partially offset by higher comparable transactions. We had growth in digital demand with an increase in our store fulfillment of digital orders.

Gross Profit

Gross profit decreased as a percentage of net sales to 29.2% for the three months ended October 28, 2017 from 30.4% for the three months ended October 29, 2016. Gross profit decreased as a percentage of net sales to 28.8% for the nine months ended October 28, 2017 from 29.6% for the nine months ended October 29, 2016. The following presents each segment's gross profit and their components, and the total Company gross profit, as a percentage of net sales:

	Three months ended		Nine months ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
DSW segment merchandise margin	44.0%	45.0%	43.7%	44.0%
Store occupancy expenses	(10.9)	(10.8)	(11.1)	(11.1)
Distribution and fulfillment expenses	(2.2)	(2.3)	(2.2)	(2.2)
DSW segment gross profit	30.9%	31.9%	30.4%	30.7%
ABG segment merchandise margin	44.3%	43.5%	44.3%	44.1%
Occupancy expenses	(20.2)	(20.7)	(20.6)	(20.4)
Distribution and fulfillment expenses	(1.1)	(1.1)	(1.1)	(1.1)
ABG segment gross profit	23.0%	21.7%	22.6%	22.6%
Other segment merchandise margin - Ebuys	18.1%	27.7%	22.7%	31.6%
Marketplace fees	(12.9)	(12.4)	(12.2)	(11.8)
Fulfillment expenses	(17.0)	(15.5)	(17.5)	(13.0)
Other segment gross profit - Ebuys	(11.8)%	(0.2)%	(7.0)%	6.8%
Total Company gross profit	29.2%	30.4%	28.8%	29.6%

DSW segment merchandise margin decreased 100 basis points for the three months ended October 28, 2017 over the same period last year due to higher shipping costs and higher markdowns, partially offset by higher initial markup, while occupancy expenses and distribution and fulfillment expenses remained relatively flat. ABG segment gross profit increased 130 basis points for the three months ended October 28, 2017 over the same period last year due to higher initial markups, partially offset by higher markdowns, and lower occupancy expenses. During the three months ended October 28, 2017, Ebuys' merchandise margin was negatively impacted by lower markups and additional inventory reserves, as well as higher fulfillment expenses as Ebuys transitioned to a single fulfillment center.

DSW segment merchandise margin decreased 30 basis points for the nine months ended October 28, 2017 over the same period last year due to higher shipping costs and higher markdowns, partially offset by higher initial markup, while occupancy expenses and distribution and fulfillment expenses remained flat. For the nine months ended October 28, 2017, ABG segment gross profit was flat to last year. During the nine months ended October 28, 2017, Ebuys' merchandise margin was negatively impacted by higher markdowns and additional inventory reserves, as well as higher fulfillment expenses as Ebuys transitioned to a single fulfillment center.

Operating Expenses

For the three months ended October 28, 2017, operating expenses as a percentage of net sales increased 20 basis points over the same period last year due to higher marketing and technology expenses partially offset by lower corporate expenses, improved leverage of store expenses, and higher transaction costs associated with the acquisition of Ebuys included in the same period last year. For the nine months ended October 28, 2017, operating expenses as a percentage of net sales decreased 10 basis points over the same period last year due to lower corporate expenses, improved leverage of store expenses, and higher transaction costs associated with the acquisition of Ebuys included in the same period last year partially offset by higher marketing and technology expenses.

Goodwill and intangible assets impairment charges

As a result of the recurring operating losses incurred by Ebuys since its acquisition as well as increased competitive pressures in the digital marketplaces, we undertook a review of Ebuys’ goodwill and intangible assets during the third quarter of fiscal 2017 and recorded impairment charges of $53.8 million for goodwill and $28.9 million for intangible assets.

Change in fair value of contingent consideration liability

During the third quarter of fiscal 2017 in conjunction with our review of the carrying amount of Ebuys' goodwill and intangible assets, we made fair value adjustments to the contingent consideration liability based on Ebuys' results of operations during the year and revised projections for the remaining contingent periods. For the three and nine months ended October 28, 2017, we recorded a net gain as a result of the fair value adjustments net of accretion and other adjustments. For the three and the nine months ended October 29, 2016, we had accretion expense as we increased the contingent consideration over time.

Non-operating Income (Expense)

Non-operating income (expense) primarily reflects recognized foreign exchange gains (losses) resulting from transactions with our Canadian investments.

Income Taxes

Our effective tax rate for the three months ended October 28, 2017 and October 29, 2016 was 27.0% and 39.7%, respectively. The decrease in the quarterly effective income tax rate was primarily driven by applying the quarterly change of the fiscal year rate on significantly lower pre-tax income. Our effective tax rate for the nine months ended October 28, 2017 and October 29, 2016 was 39.0% and 39.1%, respectively.

Income from Town Shoes

Income from Town Shoes includes our portion of the income (loss) in Town Shoes' operations, offset by the interest income on the note receivable from Town Shoes.

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

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A Common Shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the nine months ended October 28, 2017, we repurchased 0.5 million Class A Common Shares at a cost of $9.4 million, with $524.1 million of Class A Common Shares that remain authorized under the program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy and withstand unanticipated business volatility. We believe that cash generated from our operations, together with our current levels of cash and investments, as well as availability under our Credit Facility, are sufficient over the next 12 months and the foreseeable future to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures, repurchase common shares under our share repurchase program, and complete the Town Shoes acquisition.

Operating Cash Flows

For the nine months ended October 28, 2017, net cash provided by operations was $138.6 million compared to $110.8 million for the nine months ended October 29, 2016. The increase was primarily driven by the timing of working capital payments as a result of shifts in receipts of inventory offset by higher payments for income taxes as well as lower net income adjusted for non-cash activity. Non-cash activity included goodwill and intangible assets impairment charges, the change in the fair value of the contingent consideration liability, depreciation and amortization, stock-based compensation expense, and the related change in deferred income taxes.

Investing Cash Flows

For the nine months ended October 28, 2017, our net cash used in investing activities was $47.4 million compared to net cash provided by investing activities of $5.9 million for the nine months ended October 29, 2016. During the nine months ended October 28, 2017, we paid $39.6 million for capital expenditures, of which $16.2 million related to stores, $16.6 million related to technology and the remaining related to other business projects. During the nine months ended October 29, 2016, we paid $73.2 million for capital expenditures, of which $36.9 million related to new stores, $17.6 million related to technology and the remaining related to other business projects. During the nine months ended October 28, 2017, we had net purchases of investments of $2.2 million compared to net sales of investments of $145.6 million during the nine months ended October 29, 2016, which was partially used to fund the $59.5 million acquisition of Ebuys.

Financing Cash Flows

For the nine months ended October 28, 2017, our net cash used in financing activities was $57.0 million compared to $90.6 million for the nine months ended October 29, 2016. Net cash used in financing activities was primarily related to the payment of dividends and cash paid for treasury shares under our share repurchase program.

Debt

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. The Credit Facility provides a revolving line of credit up to $300 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be further increased by up to $100 million subject to agreed-upon terms and conditions. The Credit Facility may be used to provide funds for working capital, capital expenditures, dividends and share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with any loans issued in CAD bearing interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of October 28, 2017, we had no outstanding borrowings under the Credit Facility and $2.5 million in letters of credit issued resulting in $297.5 million available for borrowings. Interest expense related to the Credit Facility includes letters of credit interest, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of October 28, 2017, we were in compliance with all financial covenants.

Capital Expenditure Plans

We expect to spend approximately $75 million for capital expenditures in fiscal 2017, with approximately a third going into new stores and store remodels and the remaining going into technology investments, including digital investments, and other business projects. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. During fiscal 2017, we opened 15 stores. The average investment required to open a new DSW store is approximately $1.4 million, prior to construction and tenant allowances, which average $0.4 million. Of this amount, gross inventory typically accounts for $0.5 million, fixtures and leasehold improvements typically account for $0.7 million, and new store advertising and other new store expenses typically account for $0.2 million.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

We have included a summary of our contractual obligations as of January 28, 2017 in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. As of October 28, 2017, we have entered into various noncancelable purchase and service agreements resulting in purchase obligations of approximately $21.6 million. In addition, we reduced our expected future payments for the contingent consideration liability related to the Ebuys acquisition to approximately $5.6 million. There have been no other material changes in contractual obligations outside the ordinary course of business since January 28, 2017.

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

Interest Rate Risk

We hold available-for-sale investments. Our results of operations are not materially affected by changes in market interest rates. Also, as of October 28, 2017, we did not have borrowings under our Credit Facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our Credit Facility will be at a variable rate of interest, we could potentially be impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.

Foreign Currency Exchange Risk

The functional currency of Town Shoes is CAD. As USD is our reporting currency, we are required to translate the investment in and note receivable from Town Shoes into USD balances. Each quarter, the income or loss from Town Shoes is recorded in USD at the average exchange rate for the period. The investment in and note receivable from Town Shoes is translated in USD at the exchange rate prevailing at the balance sheet date. As we have designated the note receivable from Town Shoes as an investment of a long-term investment nature, we record the translation gains and losses arising from changes in exchange rates in other comprehensive income. In anticipation of funding the future purchase of the remaining interest in Town Shoes, we hold $100 million CAD in available-for-sale securities denominated in CAD, with any foreign currency exchange gains or losses recorded within other comprehensive income. A hypothetical 10% movement in the CAD exchange rate could result in a $14.8 million foreign currency translation fluctuation, which would be recorded initially in other comprehensive income.

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

Item 1A.     Risk Factors

The following risk factor supplements our risk factors as set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017:

The planned acquisition of Town Shoes could disrupt our ongoing business and adversely impact our results of operations.

During the first half of fiscal 2018, we intend to exercise the call option to purchase the remaining interest in Town Shoes. We may not succeed in executing the acquisition on time, within budget, or at all. The acquisition of Town Shoes may disrupt our business or divert the attention of our management. Achieving the expected benefits depends in large part on our successful integration of Town Shoes' operations, systems and personnel with our own in a timely and efficient manner. We cannot ensure that all of our integration efforts will be completed on a timely basis or as planned. Our operating results or financial condition may be adversely impacted by pre-existing claims or liabilities, both known and unknown. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures and may also result in the diversion of management and financial resources from core business objectives. Our ability to successfully operate Town Shoes in Canada may be adversely affected by political, economic and social conditions beyond our control, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-corruption and currency laws and regulations. Risks inherent in our existing and future operations also include, among others, the costs and difficulties of managing operations outside of the United States, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations thereof may have an adverse effect on our financial results. There can be no assurance that we will successfully integrate our businesses or that we will realize the anticipated benefits of the acquisition after we complete our integration efforts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A Common Shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

The following table sets forth the Class A Common Share repurchases during the most recent quarter:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
	(in thousands, except per share amounts)
July 30, 2017 to August 26, 2017	—	$—	—	$533,469
August 27, 2017 to September 30, 2017(1)	171	$19.52	500	$524,094
October 1, 2017 to October 28, 2017	—	$—	—	$524,094
	171	$19.52	500

(1)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs (the average price paid per share includes any broker commissions) and shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

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
10.1
Revolving Credit Facility Credit Agreement, dated August 25, 2017, by and among DSW Inc., as designated borrower and guarantor, and certain financial institutions named herein, as lenders, and PNC Bank, National Association, as administrative agent. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed August 31, 2017.

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

DSW INC.

Date:	November 22, 2017	By:	/s/ Jared Poff
Jared Poff
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)