Form 10-K
period 2018-02-03
DSW Inc.
filed 2018-03-23
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of July 29, 2017, was $1,186,438,807.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 2018: 72,332,755 Class A common shares and 7,732,786 Class B common shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement relating to the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on
Form 10-K.

DSW INC.

All references to "we," "us," "our," "DSW Inc.," or the "Company" in this Annual Report on Form 10-K mean DSW Inc. and its wholly owned subsidiaries. "DSW" generally refers to the DSW segment, which includes DSW stores and dsw.com. We own many trademarks and service marks. This Annual Report on Form 10-K may contain trademarks, trade dress, and tradenames of other companies. Use or display of other parties' trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.

i

DSW INC.

ii

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our acquisitions. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under Part I, Item 1A. Risk Factors, some important factors that could cause actual results, performance or achievements for DSW Inc. to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in growing our store base and digital demand;

•	risks related to the planned acquisition of Town Shoes;

•	our ability to protect our reputation;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;

•	risks related to the loss or disruption of our distribution and/or fulfillment operations;

•	continuation of agreements with and our reliance on the financial condition of Stein Mart;

•	our ability to execute our strategies;

•	risks related to international franchisees not operating the franchised stores according to our standards;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to the loss or disruption of our information systems and data;

•	our ability to prevent or mitigate breaches of our information security and the compromise of sensitive and confidential data;

•	failure to retain our key executives or attract qualified new personnel;

•	our reliance on our DSW Rewards program and marketing to drive traffic, sales and customer loyalty;

•	risks related to leases of our properties;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	uncertainty related to future legislation, regulatory reform or policy changes, including the impact of the Tax Cuts and Jobs Act;

•	uncertain general economic conditions;

•	risks related to holdings of cash and investments and access to liquidity; and

•	fluctuations in foreign currency exchange rates.

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

General

DSW Inc. was incorporated in the state of Ohio in 1969, and we opened our first DSW store in Dublin, Ohio in 1991. DSW is the destination for on-trend footwear and accessory brands at a great value every single day. We offer a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids in DSW stores nationwide and on dsw.com. Our DSW customer loyalty program allows members to earn points towards certificates every time they purchase. We believe this combination of assortment, convenience and value differentiates us from our competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

Our Affiliated Business Group ("ABG") partners with other retailers to help build and optimize their in-store and online footwear businesses by leveraging our sourcing network to produce a merchandise assortment that meets their needs. ABG currently provides service to 292 Stein Mart stores and Steinmart.com and one Frugal Fannie's store through ongoing supply arrangements. On March 13, 2017, Gordmans (a previous ABG partner) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and announced its plan to liquidate inventory and other assets. Stage Stores, Inc. acquired 58 of the Gordmans' stores and we provided services for these stores through the end of fiscal 2017 to support their transition.

We also have an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada, with sales of over $340 million Canadian dollars ("CAD") in fiscal 2017. As of February 3, 2018, Town Shoes operated 180 locations across Canada under The Shoe Company, Shoe Warehouse, Town Shoes and DSW Designer Shoe Warehouse banners, as well as related e-commerce sites. In 2014, we entered into a licensing agreement with Town Shoes, which allows Town Shoes to use the DSW Designer Shoe Warehouse tradename for their new larger concept Canadian stores. As of February 3, 2018, there are 24 DSW Designer Shoe Warehouse stores in Canada.

On March 4, 2016, we acquired Ebuys, Inc. ("Ebuys"), an off price footwear and accessories retailer operating in digital marketplaces. Due to recurring operating losses incurred by Ebuys since its acquisition, as well as increased competitive pressures in the digital marketplaces, we have decided to exit the business and we intend to end all operations in early fiscal 2018. Our brief ownership has given us insight into online marketplaces, which will inform future potential decisions around accelerating our digital business and competing with traditional retail and direct-to-consumer models.

On August 2, 2016, we signed an agreement with the Apparel Group as an exclusive franchise partner in the Gulf Coast region of the Middle East. The agreement is expected to expand the DSW Designer Shoe Warehouse banner by up to 40 stores across the territory, both in malls and on high street locations within Saudi Arabia, Bahrain, Qatar, Kuwait, United Arab Emirates and Oman, with three stores currently open.

The DSW segment, which includes DSW stores and dsw.com, is our only reportable segment. Our remaining operating segments and businesses are aggregated into an other category for segment reporting purposes. Information regarding segment performance is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. Additionally, selected segment financial data is presented in Note 16, Segment Reporting of the Consolidated Financial Statements of this Form 10-K.

Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year. The periods presented in these financial statements and selected financial data each consisted of 52 weeks, except for fiscal 2017 which consisted of 53 weeks.

Competitive Strengths

The retail footwear market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, brand-oriented discounters, multi-channel specialty retailers and brand suppliers who sell directly to consumers. Many of our competitors generally offer a more limited assortment at higher initial prices in a less convenient format than DSW and without the benefits of our customer loyalty program. In addition, we believe we successfully compete against retailers who have attempted to duplicate our format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons, unlike DSW's current on-trend merchandise. We believe that our stores provide a competitive advantage that drives growth through customer engagement by using self-service fixtures that allow customers to view, touch and try on the product, stimulating digital sales, and providing a convenient location for customers to pick up and return products ordered online, as well as serving as geographically appropriate shipment centers for our digitally demanded products. We believe that having a leading market position is driven by our competitive strengths: assortment, convenience and value.

Assortment

Our goal is to excite our customers with a competitive, compelling assortment of shoes and complementary accessories that fulfill a broad range of style and fashion preferences. DSW sells a large assortment of brand name, designer and private brand merchandise. We purchase directly from over 460 domestic and foreign vendors, primarily in-season footwear that can be found in specialty and department stores. We offer a broad assortment of handbags, hosiery, jewelry and other accessories which appeal to our brand and fashion conscious customers.

Our vendors include suppliers who manufacture their own merchandise, or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have quality control programs under which our buyers are involved in establishing standards for quality and fit, and our personnel examine incoming merchandise in regards to color, material and overall quality. As our sales volume grows, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality merchandise in a timely manner and on satisfactory economic terms. Our top three vendors in the aggregate supply approximately 20% of our merchandise.

Our merchandising group continuously monitors current fashion trends, as well as historical sales trends, to identify popular styles and styles that may become popular in the upcoming season. We track performance and sales trends on a weekly basis and have a flexible buying process that allows us to reorder successful styles and cancel underperforming styles throughout each season. To keep our product mix fresh and on target, we test new fashions and actively monitor sell-through rates. We also identify new vendor and category opportunities. During fiscal 2016, we launched DSW kids, which we continue to expand to the rest of the chain.

We have three primary categories for merchandise: women's footwear; men's footwear; and accessories and other (which includes kids' footwear). The following table sets forth the approximate percentages of DSW segment net sales attributable to each merchandise category for fiscal 2017:

Category	Percent of DSW Segment Net Sales
Women's footwear	69%
Men's footwear	22%
Accessories and other	9%

Convenience

We provide our customers with the highest level of convenience based on our belief that customers should be empowered to control and personalize their shopping experiences.

In stores, our merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. We believe this shopping experience provides our customers with maximum convenience as they are able to browse and try on merchandise without feeling rushed or pressured to make a purchasing decision. Merchandise is organized in a logical manner that groups together similar styles by gender, such as dress, casual, athletic and seasonal merchandise, for easy browsing.

Our omni-channel capabilities create an endless aisle for the customer. Customers can order additional styles, sizes, widths and categories that can be fulfilled from other DSW stores, our fulfillment center or directly from our suppliers (referred to as "drop ship"). To further meet customer demand of how they receive products, we provide our customers the options to buy online, pickup in store and buy online, ship to store.

Our order routing optimization system determines the best location to fulfill digitally demanded products, which allows us to optimize our operating profit. Orders originating online can be fulfilled from a store or our fulfillment center. The fulfillment center processes orders, which are shipped to a customer's home or to a store when an order is placed through buy online, ship to store. Orders originating from a store that cannot be fulfilled immediately in that store can either be fulfilled from our ship from store capability, from the fulfillment center, or drop shipped from a vendors' warehouse.

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

We provide additional value through our DSW Rewards program where members earn points towards discounts on future purchases. Members also receive promotional offers and gifts with purchase offers. We employ a variety of methods, including email, direct mail and social media, to communicate exclusive offers to our rewards customers. Approximately 25 million members are enrolled in our DSW Rewards program and have made at least one purchase over the course of the last two years. In fiscal 2017, shoppers in the loyalty program generated approximately 90% of DSW segment sales. During fiscal 2018, we are planning to launch a new loyalty program called DSW VIP, with new benefits, personalized options and faster ways to earn points. We believe these changes will activate more customers, increase purchase frequency and grow sales.

Growth Strategy

Our growth strategy is to strengthen our position as a leading footwear and accessories retailer by expanding into new markets with the right banners and store format, extending our customer reach through new categories and services, and creating a differentiated customer experience and strong value proposition. We will also continue utilizing our financial strength to invest in key initiatives that will strengthen our strategic position and extend our growth runway for years to come.

Expanding Our Presence

We opened 15 DSW stores and closed four in fiscal 2017 and we plan to expand the chain by approximately three to six DSW stores in fiscal 2018. With our stores playing a key role in supporting our strong online demand growth and increasing fulfillment of that demand, we are regularly evaluating our real estate strategy to optimize how we can best serve the customers' shopping preferences. When we decide to open a new store in either new or existing markets, our primary focus is on power strip centers. We also look to reposition existing stores as opportunities arise. Depending on the market, we also consider regional malls, lifestyle centers and urban street locations. In general, our evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration, and lease terms. Our real estate decision-making entails an analysis of underlying demand for our products through both physical and digital channels. Our analysis also looks at current penetration levels in markets we serve and our ability to deepen our market share and acquire new customers.

Through our investment in Town Shoes, we serve Canadian customers with great values on branded footwear and accessories within a variety of concepts, including DSW Designer Shoe Warehouse stores. As of February 3, 2018, there are 24 DSW Designer Shoe Warehouse stores in Canada.

Through our franchise arrangement with the Apparel Group, our first three franchise stores are now open. We expect to expand DSW by up to 40 stores in the Gulf Coast region of the Middle East, both in malls and on high street locations.

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

Utilizing Our Financial Strength

Over the past five years, we have had annual sales growth and we have consistently generated positive operating profits and operating cash flows. Our healthy balance sheet and financial discipline has enabled us to be profitable while investing in our business.

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

Additional Information

Intellectual Property

We have registered a number of trademarks, service marks and domain names in the United States and internationally, including DSW®, DSW Shoe Warehouse® and DSW Designer Shoe Warehouse®. We have licensed our DSW Designer Shoe Warehouse trademark to Town Shoes and the Apparel Group. We also have registered trademarks through our acquisition of Ebuys including Apparel Save®, ShoeMetro®, ShoeMetro.com® and SM ShoeMetro®. We believe our trademarks and service marks, especially those related to the DSW concept, have significant value and are important to building our name recognition. To protect our brand identity, we have also protected the DSW trademark in several foreign countries. We also hold patents related to our unique store fixtures, which gives us greater efficiency in stocking and operating those stores that currently have the fixtures. We vigorously protect our patented fixture designs, as well as our packaging, private brand names, store design elements, marketing slogans and graphics.

Associates

As of February 3, 2018, we employed approximately 12,000 associates. None of our associates are covered by any collective bargaining agreements. We offer competitive wages, paid time off, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term disability and company-paid short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.

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

We plan to expand the chain by approximately three to six DSW stores in fiscal 2018. Our ability to open and operate new DSW stores on a timely and profitable basis depends on many factors, including our ability to: identify suitable markets and sites for new store locations with financially stable co-tenants and landlords; negotiate acceptable lease terms; build-out or refurbish sites on a timely and effective basis; obtain sufficient financing and capital resources or generate sufficient cash flows from operations to fund growth; open new stores at costs not significantly greater than those anticipated; successfully open new DSW stores in markets in which we currently have few or no stores; control the costs of other capital investments associated with store openings; hire, train and retain qualified managers and store personnel; and successfully integrate new stores into our existing infrastructure, operations, management and distribution systems or adapt such infrastructure, operations and systems to accommodate our growth. As a result, we may be unable to open new stores at the rates expected or at all. If we fail to successfully implement our growth strategy, the opening of new DSW stores could be delayed or prevented, could cost more than anticipated and could divert resources from other areas of our business, any of which could have a material adverse effect on our business. To the extent that we open new DSW stores in our existing markets, we may experience reduced net sales in existing stores in those markets. As our store base increases, our stores will become more concentrated in the markets we serve. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced, which could have a material adverse effect on our business.

As we introduce enhancements to our web site at dsw.com, the mobile site at m.dsw.com, and the DSW mobile application, we could experience downtime or other technical issues, which could have a material adverse effect on our business. In addition, the growth in digital demand could result in a diversion of traffic from our stores.

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

Our success depends, to a significant extent, on the willingness and ability of our vendors to supply us with sufficient inventory to stock our sales channels as we generally do not have long-term supply agreements or exclusive arrangements with any vendors. If we fail to maintain strong relationships with our existing vendors or to ensure the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our business. Decisions by vendors to not sell to us or to limit the availability of their products to us could have a negative impact on our business. In addition, our inability to stock our sales channels with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. Further, if our merchandise costs increase due to increases incurred by our vendors in raw materials, energy, labor, or duties and taxes on imports, or other reasons, our ability to respond or the effect of our response could adversely affect our net sales or gross profit. During fiscal 2017, three key vendors together supplied approximately 20% of our merchandise. The loss of, or a reduction in, the amount and quality of merchandise supplied by any one of these vendors could have an adverse effect on our business. In addition, any negative brand image, wide-spread product defects, or negative publicity related to these three key vendors, or other vendors, could have an adverse effect on our brand reputation and on our business.

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

Being an omni-channel retailer is a business necessity to meet changing customer experience expectations and an opportunity to create a competitive advantage as our customers expect to be able to shop across multiple sales channels. In the event that our omni-channel strategy does not meet customer expectations or is not differentiated from our competitors, it may have a material adverse effect on our business.

The loss or disruption of information technology services could affect our ability to implement our growth strategy and have a material adverse effect on our business.

Our information technology systems are an integral part of our growth strategy in efficiently operating and expanding our business, in managing operations and protecting against security risks related to our electronic processing and transmitting of confidential customer and associate data. The requirements to keep our information technology systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any system upgrades, implementation of new systems and the related change management processes required with new systems and our ability to protect ourselves from any future information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, most specifically, store operations, dsw.com, our distribution and fulfillment centers and our merchandising team. While we maintain business interruption and property insurance, in the event our data center was to be shut down, our insurance may not be sufficient to cover the impact to the business.

We accept orders through our e-commerce channels and are subject to various risks of operating online and mobile selling capabilities such as: the failure of our information technology infrastructure, including any third-party hardware or software, resulting in downtime or other technical issues; difficulty in integrating acquired businesses; reliance on third-party logistics providers to deliver our products to customers; inability to respond to technological changes; violations of state or federal laws; credit card fraud; or other information security breaches. Failure to mitigate these risks could have a material adverse effect on our business.

We face security risks related to our electronic processing of sensitive and confidential personal and business data. If we are unable to protect our data, a security breach could damage our reputation and have a material adverse effect on our business.

Given the nature of our business, we collect, process and retain sensitive and confidential customer and associate data, in addition to proprietary business information. We may be vulnerable to a data compromise, computer viruses, physical and electronic break-ins, and similar disruptions, which may not be prevented by our efforts to secure our computer systems, which include vulnerability scans and patching, web-application firewalls, reverse-proxies, network firewalls, two-factor authentication, identity and access management, data encryption, intrusion detection and prevention devices, endpoint detection and response software, and data loss prevention software. Regular penetration tests of our networks are conducted by a third party service provider and we leverage any findings to further enhance our security. We also employ secure file transfer options to provide security for processing, transmission and storage of confidential information. Our critical data is replicated and backed up to a separate secured datacenter. However, our efforts may not be able to prevent rapidly evolving types of cyber-attacks and a successful breach of our computer systems could result in misappropriation of personal, payment or sensitive business information. In addition, we rely on associates, contractors and other third parties who may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. Actual or anticipated attacks, as well as the integration of new or existing systems of acquired businesses, may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, pay higher insurance premiums, and engage third party specialists for additional services. An information security breach involving confidential and personal data could damage our reputation and our customers' willingness to shop in our stores or through our e-commerce platforms. In addition, we may incur material liabilities and remediation costs as a result of an information security breach, including potential liability for stolen customer or associate data, repairing system damage or providing credit monitoring or other benefits to customers or associates affected by the breach. In the event we experience an information security breach, our insurance may not be sufficient to cover the impact to the business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data from loss or disclosure due to a security breech, including processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

The loss or disruption of our distribution and/or fulfillment operations could have a material adverse effect on our business and operations.

For our DSW and ABG stores, the majority of our inventory is shipped directly from suppliers to our distribution center in Columbus, Ohio and a West Coast facility operated by a third party, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to the stores. Our inventory can also be shipped directly from our fulfillment center, also located in Columbus, Ohio, and supported by a third party, to our customers. Through our ship from store capability, our inventory is shipped directly from our DSW stores. Through our drop ship program, inventory is shipped from the vendor's warehouse directly to the customer.

Our operating results depend on the orderly operation of our receiving, distribution, and fulfillment process, which in turn depends on third-party vendors' adherence to shipping schedules and our effective management of our facilities. We may not anticipate all the changing demands that our expanding operations will impose on our receiving, distribution, and fulfillment system, and events beyond our control, such as disruptions in operations due to integration of new stores or businesses, catastrophic events, labor disagreements, or shipping problems, that may result in delays in the delivery of merchandise to our stores and customers. While we maintain business interruption and property insurance, in the event our distribution and fulfillment centers shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at our distribution and fulfillment centers, our insurance may not be sufficient to cover the impact to the business.

If Stein Mart were to terminate our supply agreement, close a significant number of stores or liquidate, such event could have a material adverse effect on our business and financial performance.

We currently provide services through ABG to 292 Stein Mart stores and Steinmart.com through ongoing supply arrangements. Our contractual termination date for the supply agreement with Stein Mart is January 2020. If Stein Mart were to terminate our supply agreement, close a significant number of stores or liquidate, such event could have a material adverse effect on our business and financial performance.

We are constantly exploring new business opportunities and implementing initiatives. The failure to successfully execute our strategies may have a material adverse effect on our business, results of operations or financial condition.

The continued development and implementation of new business opportunities and strategies could distract management from our core business. During fiscal 2014, we acquired an equity interest in Town Shoes and plan to acquire the remaining interest during the first half of fiscal 2018. During fiscal 2016, we signed an agreement with the Apparel Group as an exclusive franchise partner in the Gulf Coast region of the Middle East. In the event that we lose focus on our core business or are unsuccessful in the execution of our concept, it may have a material adverse effect on our business, results of operations or financial condition.

If our international franchisees do not operate the franchised stores according to our standards, our brand reputation could be negatively impacted.

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

Our business is sensitive to consumer spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. Our comparable sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and quarterly financial performance, including: uncertain macro-economic conditions and changes in the retail sales environment; changes in our merchandising strategy; timing and concentration of new DSW store openings and related new store and other start-up costs; expenses associated with new DSW stores, our omni-channel strategy and marketing expenses; changes in our merchandise mix; changes in and regional variations in demographic and population characteristics; timing of promotional events; seasonal fluctuations due to weather conditions; and actions by our competitors. Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable sales for any particular future period may increase or decrease. Our future financial performance may fall below the expectations of securities analysts and investors, which may adversely impact the price of our common shares.

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

We are dependent on our customer loyalty program and marketing to drive traffic, sales and loyalty, and any decrease in membership or purchases from members could have a material adverse effect on our business.

Customer traffic is influenced by our marketing and our DSW Rewards programs. DSW Rewards is a customer loyalty program that we rely on to drive customer traffic, sales and loyalty. DSW Rewards members earn reward certificates of discounts on future purchases. Approximately 25 million members are enrolled in our DSW Rewards program and have made at least one purchase over the course of the last two years. In fiscal 2017, shoppers in the DSW Rewards program generated approximately 90% of DSW segment sales. During fiscal 2018, we are planning to launch a new loyalty program called DSW VIP, with new benefits, personalized options and faster ways to earn points, which we cannot ensure will activate more customers, increase purchase frequency or grow sales. In the event that our reward members do not continue to shop at DSW, we fail to add new members, the number of members decreases, or our marketing is not effective in driving customer traffic, this could have a material adverse effect on our business.

We are exposed to risks through the leasing of certain properties.

We lease an office space that expires in 2024, which we sublease the entire space to an unrelated third party at an annual rent that is lower than our total annual lease obligation. The sublease was renewed for a two-year term in June 2017, but that tenant can terminate at any time with 60 days' notice. In addition, as a result of a previous merger, we provided a guarantee for a lease commitment that is scheduled to expire in 2024 of a location that has been leased to a third party. In the event that any of these arrangements is not renewed or is terminated, the foregoing circumstances or events could have a material adverse effect on our financial condition.

We have a leased office space that expires in 2020 and a leased fulfillment center that expires in 2023 related to the Ebuys business. As a result of our decision to exit the Ebuys business, we are marketing these locations to third parties to assume or sublease. We cannot assure that we will be able to assign or sublease either of these properties, which may have a material adverse effect on our business, results of operations or financial condition.

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

E-commerce networks have rapidly evolved while consumer receptiveness to shopping online has substantially increased. Competition from e-commerce players has significantly increased due to their ability to provide improved user experience, greater ease of buying goods, low or no shipping fees, faster shipping times and more favorable return policies. Businesses, including our suppliers, can easily launch online sites and mobile platforms at nominal costs by using commercially available software or partnering with any of a number of successful digital marketplace providers. Some of our suppliers use such platforms to compete with us by allowing consumers to purchase products directly through the supplier. Competitors with other revenue sources may also be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to websites, mobile platforms and applications and systems development.

We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.

We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. We believe that almost all the merchandise we purchased during fiscal 2017 was manufactured outside the United States, and the majority was manufactured in China. For this reason, we face risks inherent in purchasing from foreign suppliers, such as: economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the United States or foreign countries from which our merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; U.S. laws affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with foreign laws and with domestic and international labor standards.

We require our vendors to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors could have a material adverse effect on our business.

Uncertainty in future changes to tax legislation, regulatory reform or policies could have a material adverse effect on our business.

Tax laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions. The recently enacted U.S. tax reform legislation referred to as the Tax Cuts and Jobs Act of 2017 (the "U.S. Tax Reform"), significantly changes how the U.S. taxes corporations and requires complex computations to be performed that were not previously required in U.S. tax law. The U.S. Treasury Department, the Internal Revenue Service (the "IRS"), and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the U.S. Tax Reform, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. In addition, state, local or foreign jurisdictions may enact tax laws in response to the U.S. Tax Reform that could result in further changes to taxation and materially affect our financial position and results of operations.

Uncertain economic conditions and other events in the United States and other countries in which we operate, can adversely affect consumer confidence and consumer spending habits, which could result in reduced net sales.

Consumer spending habits, including spending for the footwear and accessories that we sell, are affected by, among other things: prevailing economic conditions; levels of employment; salaries and wage rates; prevailing interest rates; income tax rates and policies; consumer confidence; and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers' disposable income. Consumer confidence can also be affected by the domestic or international political environment. The outbreak or escalation of war, natural disasters, or the occurrence of terrorist acts or other hostilities in or affecting the United States or other countries in which we operate, could lead to a decrease in spending by consumers. In an economic slowdown, we could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow our expansion plans. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions could have a material adverse effect on our business.

Restrictions in our Credit Facility could limit our operational flexibility.

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

As of February 3, 2018, we had cash and investments of $300.5 million. A portion of these are held as cash in operating accounts that are with third-party financial institutions. While we regularly monitor the cash balances in our operating accounts and when possible adjust the balances as appropriate to be within Federal Deposit Insurance Corporation insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

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

We are exposed to foreign currency risk.

As a result of our equity investment in Town Shoes, our notes receivables from Town Shoes, and investments in available-for-sale securities in Canada, we are exposed to foreign currency rate risk. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks. As of February 3, 2018, we have $10.1 million of a net foreign currency translation loss balance within accumulated other comprehensive loss. As investments are sold and when we acquire the remaining interest in Town Shoes, the associated accumulated losses will be recognized in our statement of operations. In addition, we are increasingly exposed to foreign currency exchange rate risk with respect to our revenue, profits, assets, and liabilities denominated in currencies other than the U.S. dollar.

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

In addition, provisions of our amended articles of incorporation, amended and restated code of regulations and Ohio law, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control or limit the price that certain investors might be willing to pay in the future for our common shares. Among other things, these provisions establish a staggered board, require a super-majority vote to remove directors, and establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings.

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

As of February 3, 2018, the Schottenstein Affiliates have approximately 51% of the voting power of the Company's outstanding common shares. The Schottenstein Affiliates directly control or substantially influence the outcome of all matters submitted to DSW Inc.'s shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of other shareholders, and their level of ownership and voting power in the Company may have the effect of delaying or preventing a subsequent change in control that may be favored by other shareholders.

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

Furthermore, as a "controlled company" within the meaning of The New York Stock Exchange ("NYSE") rules, the Company qualifies for and, in the future, may opt to rely on, exemptions from certain corporate governance requirements, including having a majority of independent directors, as well as having nominating and corporate governance and compensation committees composed entirely of independent directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our corporate office headquarters and the DSW segment distribution center. As of February 3, 2018, all 512 DSW stores and our fulfillment center are leased, including 18 DSW stores and our fulfillment center that are leased from Schottenstein Affiliates. Our DSW stores average approximately 21,000 square feet. Most of the DSW store leases are for a fixed term with options for extension periods, exercisable at our option. The lease for our fulfillment center expires in September 2022 and has two renewal options with terms of five years each. Our DSW segment distribution facility, our corporate office headquarters and our fulfillment center are located in Columbus, Ohio.

The following table sets forth the number of our DSW stores by state and territory as of February 3, 2018:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Alabama	6	Louisiana	4	North Dakota	1
Arizona	10	Maine	1	Ohio	21
Arkansas	1	Maryland	20	Oklahoma	4
California	49	Massachusetts	18	Oregon	6
Colorado	11	Michigan	20	Pennsylvania	25
Connecticut	11	Minnesota	12	Puerto Rico	2
Delaware	1	Mississippi	1	Rhode Island	2
Florida	31	Missouri	5	South Carolina	3
Georgia	17	Nebraska	3	Tennessee	8
Idaho	1	Nevada	3	Texas	46
Illinois	29	New Hampshire	2	Utah	3
Indiana	11	New Jersey	20	Virginia	22
Iowa	2	New Mexico	1	Washington	12
Kansas	3	New York	37	District of Columbia	3
Kentucky	4	North Carolina	10	Wisconsin	10
				Total	512

ITEM 3.	LEGAL PROCEEDINGS

The information set forth in Note 14, Commitments and Contingencies - Legal Proceedings, of the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Our Class A common shares are listed for trading under the ticker symbol "DSW" on the NYSE. There is currently no public market for the Company's Class B common shares, but the Class B common shares can be exchanged for the Company's Class A common shares at the election of the holder on a share for share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval. As of March 16, 2018, there were 176 holders of record of our Class A common shares and 12 holders of record of our Class B common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street names" or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

The following table sets forth the high and low prices of our Class A common shares as reported on the NYSE for each quarter in fiscal 2017 and 2016:

	Fiscal 2017		Fiscal 2016
	Market Price
	High	Low	High	Low
First Quarter	$22.26	$18.55	$29.53	$21.99
Second Quarter	$21.72	$15.98	$24.98	$18.51
Third Quarter	$21.84	$15.14	$26.22	$20.07
Fourth Quarter	$22.72	$17.75	$25.96	$20.08

Dividends

The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility. The cash dividend was $0.20 per Class A common share and Class B common share for each quarter in fiscal 2017 and 2016. On February 13, 2018, the Board of Directors increased the quarterly cash dividend from $0.20 per share to $0.25 per share.

Share Repurchase Program

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

The following table sets forth the Class A common share repurchases during the most recent quarter:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
	(in thousands, except per share amounts)
October 29, 2017 to November 25, 2017(1)	7	$21.05	—	$524,094
November 26, 2017 to December 30, 2017(1)	5	$20.36	—	$524,094
December 31, 2017 to February 3, 2018	—	$—	—	$524,094
	12	$20.79	—

(1)	The total number of shares repurchased includes shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

Performance Graph

The following graph compares our cumulative total shareholder return on our Class A common shares with the cumulative total returns of the Standard and Poor's ("S&P") MidCap 400 Index, S&P 500 Retailing Index, and the S&P MidCap 400 Retail Index, all of which are published indexes. We have added the S&P MidCap 400 Retail Index to this year’s stock performance graph as it is comprised of companies with operations more similar to ours than companies comprising the S&P 500 Retail Index, which includes a number of large cap technology companies. We have retained the S&P 500 Retail Index for comparison purposes this year, but will not include this index in our stock performance graph going forward. The comparison of the cumulative total returns for each investment assumes that $100 was invested on February 2, 2013 and that all dividends were reinvested. This comparison includes the period ended February 2, 2013 through the period ended February 3, 2018.

		Fiscal Years Ended
Company / Index	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018
DSW Inc.	$100.00	$139.92	$158.89	$153.55	$106.43	$93.25
S&P MidCap 400 Index	$100.00	$116.75	$140.21	$153.24	$140.71	$181.17
S&P 500 Retailing Index	$100.00	$106.31	$132.13	$156.90	$181.31	$212.66
S&P MidCap 400 Retail Index	$100.00	$122.68	$138.30	$166.55	$144.17	$145.93

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth various selected financial information. Such selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, set forth in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

	Fiscal(1)
	2017	2016	2015	2014	2013
	(in thousands, except per share data, store count and per square foot data)
Statement of Operations Data:
Net sales	$2,799,794	$2,711,444	$2,620,248	$2,496,092	$2,368,668
Gross profit(2)	$789,376	$771,833	$768,369	$755,021	$739,287
Operating profit(3)	$124,960	$200,168	$213,551	$242,485	$241,424
Net income(4)	$67,304	$124,535	$136,034	$153,299	$151,302
Diluted earnings per share	$0.83	$1.52	$1.54	$1.69	$1.65
Weighted average number of diluted shares outstanding	80,687	82,135	88,501	90,612	91,901
Balance Sheet Data:
Cash and investments	$300,537	$287,091	$330,475	$447,128	$579,307
Inventory	$501,903	$499,995	$484,236	$450,836	$397,768
Total assets	$1,413,613	$1,428,476	$1,369,109	$1,438,243	$1,421,244
Total shareholders' equity	$950,355	$937,488	$904,924	$1,011,120	$998,544
Other Data:
Comparable sales change(5)	(0.4)%	(3.0)%	0.8%	1.8%	0.2%
DSW stores (excluding licensed stores):
Beginning of period	501	468	431	394	364
New stores	15	34	40	37	30
Closed stores	(4)	(1)	(3)	—	—
End of period	512	501	468	431	394
DSW segment square footage(6)	10,485	10,336	9,805	9,277	8,687
DSW segment net sales per average square foot	$246	$246	$258	$261	$265
ABG stores, end of period	293	395	379	371	356
Cash dividends per share	$0.800	$0.800	$0.800	$0.750	$0.375

(1)
All fiscal years are based on a 52-week year, except for fiscal 2017, which is based on a 53-week year. Fiscal 2016 and 2017 include the results of operations of Ebuys, which we acquired on March 4, 2016.

(2)
Gross profit is defined as net sales less cost of sales. Cost of sales includes the cost of merchandise, which includes markdowns, shrinkage, and other inventory write-downs, and expenses associated with distribution and fulfillment (including depreciation) and store occupancy (excluding depreciation). The calculation of gross profit varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

(3)
During fiscal 2017, as a result of recurring operating losses incurred by Ebuys, which led to our decision to exit the business, we recorded goodwill, intangible and fixed asset impairment charges of $89.4 million, inventory write-downs of $9.3 million, and a gain due to the change in fair value of Ebuys contingent consideration liability of $32.7 million. During fiscal 2016, we recorded a gain due to the change in fair value of Ebuys contingent consideration liability of $20.2 million. Fiscal 2013 included net losses from a luxury business test of $19.7 million and charges from the termination of a pension plan assumed in a previous acquisition of $14.7 million.

(4)	During fiscal 2017, we recognized $10.1 million of additional net tax expense as a result of implementing the U.S. Tax Reform.

(5)
A DSW or ABG store is considered comparable when in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed. Comparable sales includes sales from dsw.com and excludes sales from Gordmans and Ebuys. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

(6)
DSW segment square footage represents the total amount of square footage as of the end of the fiscal year for DSW stores only and does not include square footage of the distribution and fulfillment centers.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve various risks and uncertainties. See Cautionary Statement on page iii for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our Consolidated Financial Statements, including the notes thereto, set forth in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A. Risk Factors of this Annual Report on Form 10-K and included elsewhere in this Annual Report on Form 10-K.

Executive Overview

We have accomplished several milestones in fiscal 2017. Our merchandise strategy brought renewed momentum with positive footwear comparable sales for three quarters in a row. Our Power 35 initiative, which focuses on improving our stores with the highest volume, delivered a top line improvement for these stores and our team is focused on applying key learnings to the rest of the chain. Our investments in new customer acquisition and the successful roll out of kids’ footwear enabled the DSW segment to accelerate market share gains and outpaced industry growth.

With our mission to inspire self-expression, we are deepening our customer connection by developing experiences that inspire emotional loyalty. We are testing a new store design that elevates DSW’s warehouse experience, expands the number of customer choices, and introduces new services. We are also planning to launch a new loyalty program called DSW VIP, with new benefits, personalized options, faster ways to earn points, and features that we expect will result in activating more customers, increase purchase frequency and grow sales. Our e-commerce platform and industry-leading omni-channel infrastructure delivered double-digit gains in online demand, which we expect to continue to expand with increased digital marketing, proactive engagement, and improved technology.

We acquired Ebuys in fiscal 2016 as part of our strategy to expand our presence in emerging online marketplaces. Due to recurring operating losses incurred by Ebuys since its acquisition, as well as increased competitive pressures in the digital marketplaces, we conducted a comprehensive evaluation of its strategic alternatives and concluded that the challenge of sourcing the right merchandise in a sustainable way and the requirements to scale the business entailed unacceptable economics in the near term. As a result, we made the decision to exit the business. Our brief ownership has given us insight into online marketplaces, which will inform future potential decisions around accelerating our digital business and competing with traditional retail and direct-to-consumer models.

As the industry continues to consolidate, we will continue to pursue opportunities to expand our market share. We look forward to the early fiscal 2018 acquisition of the remaining interest in Town Shoes, which brings new retail banners to our portfolio and grows our customer base long term.

Financial Summary

All fiscal years are based on a 52-week year, except for fiscal 2017, which is based on a 53-week year.

Total net sales increased to $2.8 billion for fiscal 2017 from $2.7 billion for fiscal 2016. The 3.3% increase in total net sales was driven by non-comparable store sales and an additional week of sales included in fiscal 2017, partially offset by the 0.4% decrease in comparable sales.

In fiscal 2017, DSW's gross profit as a percentage of net sales was 28.2%, a decrease of 30 basis points from 28.5% in the previous year. The decrease in the gross profit rate was primarily driven by the additional write-downs of Ebuys inventory as a result of our decision to exit the business. The additional write-downs of Ebuys inventory was based on estimated proceeds from bulk liquidation sales we expect to receive during the first quarter of fiscal 2018.

Net income for fiscal 2017 was $67.3 million, or $0.83 per diluted share, which included net after-tax charges of $55.5 million, or $0.69 per diluted share, primarily related to impairment charges, inventory write-downs, amortization of intangibles and the change in fair value of the contingent consideration liability associated with Ebuys, restructuring costs, foreign exchange net losses, and the net tax expense impact of implementing the U.S. Tax Reform. The activity associated with Ebuys was due to recurring operating losses, which led to our decision to exit the business, resulting in goodwill, intangible and fixed asset impairment charges of $89.4 million, inventory write-downs of $9.3 million, and a gain due to the change in fair value of Ebuys contingent consideration liability of $32.7 million. The impact of implementing the U.S. Tax Reform resulted in recognizing $10.1 million of additional net tax expense, primarily due to the remeasurement of federal net deferred tax assets resulting from the reduction in the federal statutory tax rate from 35% to 21%. Net income for fiscal 2016 was $124.5 million, or $1.52 per diluted share, which included net favorable after-tax adjustments of $4.4 million, or $0.06 per diluted share, related to the acquisition of Ebuys, including a reduction of the contingent consideration liability, the amortization of intangibles, and transaction costs, as well as restructuring costs.

We have continued making investments in our business that support our long-term growth objectives. During fiscal 2017, we invested $56.3 million in capital expenditures compared to $87.6 million during fiscal 2016. Our capital expenditures during fiscal 2017 were primarily related to 15 new store openings, store remodels and business infrastructure. We plan to open approximately seven to nine new stores in fiscal 2018. During the first half of fiscal 2018, we intend to exercise the call option to purchase the remaining interest in Town Shoes.

Results of Operations

The following represents selected components of our consolidated results of operations, with associated percentages of net sales:

	Fiscal
	2017		2016		2015
	(dollars in thousands)
Net sales	$2,799,794	100.0%	$2,711,444	100.0%	$2,620,248	100.0%
Cost of sales	(2,010,418)	(71.8)	(1,939,611)	(71.5)	(1,851,879)	(70.7)
Gross profit	789,376	28.2	771,833	28.5	768,369	29.3
Operating expenses	(607,723)	(21.7)	(591,816)	(21.8)	(554,818)	(21.2)
Impairment charges	(89,440)	(3.2)	—	—	—	—
Change in fair value of contingent consideration	32,747	1.2	20,151	0.7	—	—
Operating profit	124,960	4.5	200,168	7.4	213,551	8.1
Interest income, net	2,789	0.1	2,141	0.1	3,462	0.1
Non-operating income (expense)	(1,885)	(0.1)	338	0.0	3,178	0.1
Income before income taxes and income (loss) from Town Shoes	125,864	4.5	202,647	7.5	220,191	8.3
Income tax provision	(59,617)	(2.1)	(78,853)	(2.9)	(83,806)	(3.2)
Income (loss) from Town Shoes	1,057	0.0	741	0.0	(351)	0.1
Net income	$67,304	2.4%	$124,535	4.6%	$136,034	5.2%

Fiscal 2017 Compared to Fiscal 2016 and Fiscal 2016 Compared to Fiscal 2015

Net Sales

Net sales for fiscal 2017 increased by 3.3% from fiscal 2016 and net sales for fiscal 2016 increased by 3.5% from fiscal 2015. The following summarizes the change in total net sales from the previous fiscal year:

	Fiscal
	2017	2016	2015
	(in thousands)
Net sales for the previous fiscal year	$2,711,444	$2,620,248	$2,496,092
Increase (decrease) in comparable sales	(10,229)	(75,267)	19,505
Increase due to sales during the 53rd week	35,626	—	—
Net increase from non-comparable store sales, Ebuys and other changes	62,953	166,463	104,651
Total net sales	$2,799,794	$2,711,444	$2,620,248

The following summarizes net sales by segment:

	Fiscal
	2017	2016	2015
	(in thousands)
DSW segment	$2,571,950	$2,477,991	$2,470,107
Other(1)	227,844	233,453	150,141
Total net sales	$2,799,794	$2,711,444	$2,620,248

(1)	Other primarily represents net sales for ABG and Ebuys.

The following summarizes our comparable sales change:

	Fiscal
	2017	2016	2015
DSW segment	(0.5)%	(2.9)%	0.8%
ABG	1.8%	(3.7)%	1.7%
Total Company	(0.4)%	(3.0)%	0.8%

Fiscal 2017 vs. Fiscal 2016- The increase in total net sales was primarily driven by new store sales and the additional week of sales in fiscal 2017, partially offset by the decrease in comparable sales and the closure of Gordmans stores. Within the DSW segment, comparable sales decreased primarily due to a decline in comparable average dollar sales per transaction partially offset by higher comparable transactions. We continue to have strong growth in digital demand, including an increase in our store fulfillment of digital orders and drop ship orders fulfilled directly by vendors.

Fiscal 2016 vs. Fiscal 2015- The increase in total net sales was primarily driven by the incremental sales from the acquisition of Ebuys as our non-comparable sales offset the decrease in comparable sales. During fiscal 2016, comparable transactions decreased by a low single digit and comparable average dollar sales also decreased by a low single digit in the DSW segment. Our recent technology and omni-channel investments drove growth in digital demand throughout the year. Sales for ABG remained flat primarily as the result of comparable sales declines offset by the net addition of 16 new shoe departments in fiscal 2016.

Gross Profit

Gross profit decreased as a percentage of net sales to 28.2% in fiscal 2017 from 28.5% in fiscal 2016 and 29.3% in fiscal 2015. The following presents gross profit and their components as a percentage of net sales:

	Fiscal
	2017	2016	2015
DSW segment:
Merchandise margin	43.3%	43.1%	42.8%
Store occupancy expenses	(10.9)	(11.1)	(10.7)
Distribution and fulfillment expenses	(2.3)	(2.2)	(2.1)
Gross profit	30.1%	29.8%	30.0%
Other - Gross profit	6.9%	14.7%	18.6%
Total Company gross profit	28.2%	28.5%	29.3%

Fiscal 2017 vs. Fiscal 2016- DSW segment gross profit improved due to increases in merchandise margin of 20 basis points and decreases in store occupancy expenses of 20 basis points, partially offset by an increase in distribution and fulfillment expenses of 10 basis points. Merchandise margin for the DSW segment increased as a percentage of net sales due to higher initial markup partially offset by higher shipping costs. Related to ABG and Ebuys included in Other, the decrease in the gross profit rate was primarily driven by the additional write-downs of Ebuys inventory as a result of our decision to exit the business. The additional write-downs of Ebuys inventory was based on estimated proceeds from bulk liquidation sales we expect to receive during the first quarter of fiscal 2018.

Fiscal 2016 vs. Fiscal 2015- DSW segment merchandise margin increased 30 basis points, which was offset by increases in occupancy expenses of 40 basis points and distribution and fulfillment expenses of 10 basis points. Merchandise margin for the DSW segment increased as a percentage of net sales due to lower markdowns, partially offset by lower initial markup and the deleverage of shipping costs. Related to ABG and Ebuys included in Other, the decrease in the gross profit rate was primarily due to the inclusion of Ebuys for the first time in fiscal 2016, which included higher distribution and fulfillment expenses.

Operating Expenses

Fiscal 2017 vs. Fiscal 2016- Operating expenses as a percentage of net sales were 21.7% and 21.8% for fiscal 2017 and fiscal 2016, respectively. The decrease as a percentage of net sales over the prior year was driven by lower corporate expenses and lower new store opening costs, partially offset by higher marketing and technology expenses.

Fiscal 2016 vs. Fiscal 2015- Operating expenses as a percentage of net sales were 21.8% and 21.2% for fiscal 2016 and fiscal 2015, respectively. The increase as a percentage of net sales over the prior year was driven by increased marketing expenses and home office overhead, which includes the impact of Ebuys acquisition-related costs and restructuring expenses.

Impairment charges

During fiscal 2017, as a result of recurring operating losses incurred by Ebuys since its acquisition, which led to our decision to exit the business, we recorded impairment charges of $53.8 million for goodwill, $31.9 million for intangible assets, and $3.8 million for property and equipment.

Change in fair value of contingent consideration

The purchase price for the acquisition of Ebuys in fiscal 2016 included a contingent consideration reflecting future amounts to be paid to the sellers of Ebuys contingent upon achievement of certain milestones. During fiscal 2017, we recorded a net gain of $32.7 million reflecting the elimination of the contingent consideration liability as a result of our decision to exit the Ebuys business. During fiscal 2016, we made fair value adjustments to the contingent consideration liability based on discounted cash flows of the projected earnings performance measure and recorded a net gain of $20.2 million as a result of the fair value adjustments net of accretion and other adjustments.

Non-operating Income (Expense)

Non-operating income (expense) includes recognized gains (losses) from the sales of available-for-sale investments and recognized foreign exchange gains (losses) resulting from transactions with our Canadian investments and the revaluation of cash denominated in CAD.

Income Taxes

Our effective tax rate for fiscal 2017 was 47.0% compared to 38.8% for fiscal 2016 and 38.1% for fiscal 2015. The effective tax rates reflect the impact of federal, state and local, and foreign taxes, as well as tax on the income or loss from Town Shoes. The effective tax rate for fiscal 2017 was significantly impacted by the impact of implementing the U.S. Tax Reform, which resulted in recognizing $10.1 million of additional net tax expense. This amount is primarily comprised of the remeasurement of federal net deferred tax assets resulting from the reduction in the federal statutory tax rate from 35% to 21%.

Income (Loss) from Town Shoes

Income (loss) from Town Shoes includes our portion of the loss in Town Shoes' operations, offset by the interest income on the notes receivable.

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

On February 13, 2018, the Board of Directors increased the quarterly cash dividend from $0.20 per share to $0.25 per share. On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. As of February 3, 2018, we had $524.1 million remaining available under the program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

Effective February 2, 2018, we entered into a secured loan agreement with Town Shoes that allows Town Shoes to borrow up to $100 million CAD at a variable interest rate, paid monthly, which replaced Town Shoes' existing credit facility with a third party bank. Also on February 2, 2018, we provided Town Shoes $64.3 million CAD ($51.7 million United States Dollars ("USD")) under this loan agreement. This arrangement allowed us to pay off Town Shoes' debt and eliminate its credit facility in advance of our acquisition of Town Shoes, provides us interest income up to the acquisition date, and provides Town Shoes liquidity to fund its working capital needs, including merchandise needed for post-acquisition operations.

The recently enacted U.S. Tax Reform significantly changes how the U.S. taxes corporations, which includes the reduction in the federal statutory tax rate from 35% to 21%, among other changes. We expect U.S. Tax Reform to reduce cash taxes paid; however, state, local or foreign jurisdictions may enact tax laws in response to the U.S. Tax Reform that could result in further changes to our taxation.

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

Operating Activities

For fiscal 2017, our net cash provided by operations was $191.0 million compared to $212.9 million for fiscal 2016. The decrease in net cash provided by operating activities was driven by the timing of working capital payments due to the extra week in fiscal 2017, primarily related to occupancy-related payments. Net income was relatively flat after adjusting for non-cash activity, which primarily included impairment charges, the change in the fair value of the contingent consideration liability, depreciation and amortization, stock-based compensation expense, and the change in deferred income taxes. Net cash provided by operations in fiscal 2016 decreased to $212.9 million from $245.4 million for fiscal 2015. The decrease in net cash provided by operating activities was primarily driven by lower net income when adjusted for non-cash activity, primarily the change in fair value of the contingent consideration liability.

Investing Activities

For fiscal 2017, net cash used in investing activities was $59.0 million. During fiscal 2017, we paid $56.3 million for capital expenditures and we had net proceeds from the sale of investments of $54.7 million, which was primarily used to provide additional loans to Town Shoes of $57.4 million, including $51.7 million during the fourth quarter of fiscal 2017. Proceeds from this loan were used by Town Shoes to pay off their existing debt and for seasonal working capital requirements.

For fiscal 2016, net cash used in investing activities was $27.3 million. During fiscal 2016, we paid $87.6 million for capital expenditures and we had net proceeds from the sale of investments of $124.8 million, which were used to fund our share repurchases, payment of dividends and the acquisition of Ebuys.

For fiscal 2015, net cash used in investing activities was $34.9 million. During fiscal 2015, we paid $103.9 million for capital expenditures and we had net proceeds from the sale of investments of $73.6 million, which were used to fund our share repurchases and the payment of dividends.

Financing Activities

For fiscal 2017, 2016 and 2015, net cash used in financing activities of $71.4 million, $110.5 million and $244.2 million, respectively, was primarily related to the payment of dividends and the repurchase of Class A common shares under the share repurchase programs.

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

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with any loans issued in CAD bearing interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of February 3, 2018, we had no outstanding borrowings under the Credit Facility and $1.9 million in letters of credit issued, resulting in $298.1 million available for borrowings. Interest expense related to the Credit Facility includes letters of credit interest, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of February 3, 2018, we were in compliance with all financial covenants. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

Capital Expenditure Plans

We expect to spend approximately $77 million for capital expenditures in fiscal 2018, with half going into new stores, store remodels and store maintenance and the other half going into technology investments and other business projects, and excludes any additional capital expenditures after our acquisition of the remaining interest in Town Shoes. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. During fiscal 2018, we plan to open approximately seven to nine new DSW stores in the U.S. and we may open additional stores in Canada after our acquisition of the remaining interest in Town Shoes. During fiscal 2017, the average investment required to open a new DSW store was approximately $1.4 million prior to any tenant allowances we might receive, which averaged $0.4 million. Of this amount, fixtures and leasehold improvements typically accounted for $0.7 million, gross inventory typically accounted for $0.5 million, and new store advertising and other expenses typically accounted for $0.2 million.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of February 3, 2018:

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations(1)	$1,140,330	$202,596	$378,902	$295,394	$263,438
Construction commitments(2)	2,106	2,106	—	—	—
Purchase obligations(3)	20,334	16,118	4,216	—	—
Total	$1,162,770	$220,820	$383,118	$295,394	$263,438

(1)
Many of our operating leases require us to pay contingent rent based on sales, maintenance, insurance, and real estate taxes, which can vary year by year and are based almost entirely on actual amounts incurred. As such, they are not included in the lease obligations presented above.

(2)	As of February 3, 2018, we have entered into various construction commitments, including items to be purchased for projects that were under construction or for which a lease has been signed.

(3)	We are able to cancel many of our purchase obligations without payment or penalty, and therefore we have excluded such obligations.

Recent Accounting Pronouncements

The information related to recent accounting pronouncements as set forth in Note 1, Significant Accounting Policies, of the Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Critical Accounting Policies and Estimates

As discussed in Note 1, Significant Accounting Policies, of the Consolidated Financial Statements included in this Annual Report on Form 10-K, the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly evaluate these significant factors and make adjustments where facts and circumstances dictate.

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
Cost of Sales and Inventories. The majority of our inventory is measured using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. As a result of our decision to exit the Ebuys business, inventories have been reduced to the estimated net realizable value resulting in a charge to cost of sales. Reductions to inventory values establish a new cost basis. Favorable changes in facts or circumstances do not result in an increase in the newly established cost basis.

Markdowns are determined by customer preferences, fashion trends and consumer demand. Inherent in the calculation of inventories are certain significant judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the retail inventory method, can significantly impact the ending inventory valuation and the resulting gross profit. We record a reduction to inventories and a charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results. The net realizable value of Ebuys inventories is based on estimated liquidation values using historical experience less the cost of disposal, which may differ from the amounts we eventually realize.

If the reduction to inventories for markdowns, shrink, and the net realizable value of Ebuys inventories were to change by 10%, it would result in a corresponding increase in cost of sales of approximately $3.8 million.

Customer Loyalty Program. We maintain a customer loyalty program for DSW in which program members earn reward certificates that may be applied to future purchases. Upon reaching the target-earned point threshold, members receive reward certificates, which expire three months after being issued. We accrue the anticipated redemptions of certificates at the time of the initial purchase based on the points earned from each purchase.
	To estimate these costs, we make assumptions related to the number of points anticipated to be converted into certificates and redemption rates of issued certificates based on historical experience.	If our conversion and redemption rates were to change by 100 basis points, it would not materially impact our financial statements.
Investments. We evaluate our investments for impairment and whether impairment is other-than-temporary. Based on the nature of any impairments, we would record other-than-temporary impairments in earnings. The investment is written down to its current market value at the time the impairment is deemed to have occurred.

Investments evaluated for impairment include available-for-sale securities, cost method investments, our equity investment in Town Shoes, and the notes receivable from Town Shoes. In determining whether impairment has occurred, we review information about the underlying investment that is publicly available and assess our ability to hold the securities for the foreseeable future.
During fiscal 2017, we recorded an impairment charge of $0.6 million related to a cost method investment.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Accrual for Lease Obligations. We record a reserve for future lease obligations when a store or office facility is abandoned due to closure or relocation.
Using our credit-adjusted risk-free rate to present value the liability, we estimate future lease obligations based on remaining lease payments, estimated or actual sublease income, and any other relevant factors.
As of February 3, 2018, we had an accrual related to an office facility of $6.5 million. A 10% change to our expected sublease rentals would result in a $2.1 million change to our estimate.
Stock-based Compensation. We recognize compensation expense for stock-based awards, including stock options and restricted stock units, on a straight-line basis over the requisite service period of the award for the awards that actually vest.

We use the Black-Scholes pricing model to value stock-based compensation expense for stock options, which requires us to estimate the expected term of the stock options and expected future stock price volatility over the expected term. The estimated value of restricted stock units are less subjective as the value of these awards are based primarily on the fair market value of our common stock on the date of grant. We estimate forfeitures for all stock-based awards.
During fiscal 2017, total stock-based compensation expense was $14.7 million, which includes $6.4 million from stock options.
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

Our reviews are conducted at the lowest identifiable level, which typically is at the store level for the majority of our property and equipment. Fair value for property and equipment is based on projected discounted cash flows using a discount rate determined by management. The fair value of intangible assets for tradenames is based on the relief from royalty method.

During fiscal 2017, due to our decision to exit the Ebuys business, we wrote off all of Ebuys’ intangible assets and property and equipment. DSW impairment charges on property and equipment have historically been immaterial and a 10% change in our projected cash flows would not result in a material amount of impairment charges. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Goodwill Impairment. We evaluate goodwill for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant and sustained decline in our stock price, that would indicate that impairment may exist. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value of the reporting unit exceeds its fair value, we will calculate the estimated fair value of the reporting unit. Fair value is the price a willing buyer would pay for the reporting unit and is typically calculated using a discounted cash flow analysis. For certain reporting units, where deemed appropriate, we may also utilize a market approach for estimating fair value. Goodwill impairment charges are calculated as the amount by which a reporting unit's carrying amount exceeds its fair value up to the amount of reported goodwill.

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

During fiscal 2017, due to recurring operating losses incurred by Ebuys since its acquisition, which led to our decision to exit the business, we recorded a goodwill impairment charge of $53.8 million, which resulted in writing off all of Ebuys' goodwill.

As of February 3, 2018, we had $25.9 million in goodwill within the DSW segment. For fiscal 2017, we determined the fair value of the DSW reporting unit was significantly in excess of its carrying value and a 10% decrease in fair value would not result in an impairment charge. Accordingly, we did not recognize an impairment charge during the current fiscal year for the DSW segment goodwill. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

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

Tax laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions, and significant judgment is required in estimating our provision and accruals for taxes. There may be transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The recently enacted U.S. Tax Reform significantly changes how the U.S. taxes corporations and requires complex computations to be performed that were not previously required in U.S. tax law. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. In addition, state, local or foreign jurisdictions may enact tax laws in response to the U.S. Tax Reform that could result in further changes to taxation and materially affect our financial position and results of operations.

We have not completed our determination of the accounting implications of the U.S. Tax Reform. However, we have reasonably estimated the effects and recorded provisional amounts in our consolidated financial statements as of February 3, 2018. As we complete our analysis of the U.S. Tax Reform, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

We hold available-for-sale investments. Our results of operations are not materially affected by changes in market interest rates. Also, as of February 3, 2018, we did not have borrowings under our Credit Facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our Credit Facility will be at a variable rate of interest, we could potentially be impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.

Foreign Currency Exchange Risk

The equity investment in Town Shoes and the notes receivable from Town Shoes are denominated in CAD, which we translate into USD balances each quarter. The income or loss from Town Shoes is recorded in USD at the average exchange rate for the period and the equity investment in Town Shoes and the notes receivables from Town Shoes are translated in USD at the exchange rate prevailing at the balance sheet date. As we have designated the notes receivable from Town Shoes as an investment of a long-term investment nature, we record the translation gains and losses arising from changes in exchange rates in other comprehensive income. Upon the acquisition of the remaining interest in Town Shoes, the net currency translation adjustments included in accumulated other comprehensive loss will be reclassified to income. In addition, we hold available-for-sale securities denominated in CAD with any foreign currency exchange gains or losses recorded within other comprehensive income until such investments are settled. We also hold cash denominated in CAD with any foreign currency exchange gains or losses recorded to income. A hypothetical 10% movement in the CAD exchange rate could result in a $15.1 million foreign currency translation fluctuation.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Management assessed the effectiveness of our internal control system as of February 3, 2018. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting, as stated in its report on page F-1 of this Annual Report.

Changes in Internal Control over Financial Reporting

During fiscal 2016, we acquired Ebuys and have integrated Ebuys into our system of internal controls. As a result, our internal control over financial reporting now includes controls and procedures with respect to transactions and account balances of Ebuys. Other than the changes with regard to Ebuys, no change was made in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions "EXECUTIVE OFFICERS," "ELECTION OF DIRECTORS" and "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION" in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the captions "COMPENSATION OF MANAGEMENT," "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION," "REPORT OF THE COMPENSATION COMMITTEE" and "COMPENSATION DISCUSSION AND ANALYSIS" in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption "REPORT OF THE COMPENSATION COMMITTEE" shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information, as of February 3, 2018, about our Class A common shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)(2)(3)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	5,580,974	$23.84	4,874,680
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,580,974	$23.84	4,874,680

(1)	DSW Inc. 2005 Equity Incentive Plan.

(2)
Includes 4,333,351 shares issuable pursuant to the exercise of outstanding stock options, 435,948 shares issuable pursuant to restricted stock units, 457,395 shares issuable pursuant to performance-based restricted stock units and 354,280 shares issuable pursuant to director stock units. Since the restricted stock units, performance-based restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

(3)	DSW Inc. 2014 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION" in the Proxy Statement is incorporated herein by reference.

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
10.4
Credit Agreement, dated August 25, 2017, among DSW Inc., as the lead borrower, certain of its Canadian subsidiaries that may become borrowers thereunder, the Company's domestic subsidiaries as guarantors, the lenders party thereto, and PNC Bank, National Association, as administrative agent for the lenders. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed August 31, 2017.

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

10.8
Management Agreement, dated November 1, 2012, between Schottenstein Property Group, LLC and 810 AC LLC, a wholly owned subsidiary of DSW. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-32545) filed November 1, 2012.

Exhibit No.	Description
10.9	Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-10767) filed July 11, 2005.
10.10	Amendment to Master Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated May 26, 2011. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed May 26, 2011.
10.11	Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed June 5, 2006.
10.11.1*	First Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into August 26, 2008.
10.11.2*	Second Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into February 23, 2012.
10.11.3*	Third Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into September 10, 2013.
10.11.4*	Fourth Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into on July 31, 2014.
10.11.5*	Fifth Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into on March 14, 2017.
10.11.6*	Sixth Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into on December 6, 2017.
10.12#	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed December 13, 2007.
10.13
Agreement of Lease, dated October 1, 2007, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed March 6, 2008.

10.13.1
Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed December 3, 2009.

10.13.2
Second Lease Amendment to Agreement of Lease, dated November 30, 2010, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.56.2 to Form 10-K (file no. 001-32545) filed March 22, 2011.

10.13.3
Third Lease Amendment to Agreement of Lease, dated March 1, 2013, between 4300 Venture 34910 LLC, a Schottenstein Affiliate, and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed June 7, 2013.

10.14
Guaranty by DSW Inc. to 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation re: Lease, dated October 1, 2007 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of dsw.com. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 001-32545) filed March 6, 2008.

10.15#	Employment Agreement, dated March 27, 2009, between William L. Jordan and DSW Inc. Incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 001-32545) filed April 1, 2009.
10.15.1#
First Amendment to Employment Agreement, dated November 9, 2015, between William L. Jordan and DSW Inc. Incorporated by reference to Exhibit 10.29.1 to Form 10-K (file no. 001-32545) filed March 24, 2016.

10.16#
Amended and Restated Executive Employment Agreement, dated March 19, 2014, between Roger Rawlins and DSW Inc. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 001-32545) filed March 27, 2014.

10.16.1#	Standard Executive Severance Agreement, dated December 21, 2015, between Roger Rawlins and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed December 22, 2015.
10.17#	Standard Executive Severance Agreement, dated January 4, 2016, between Simon Nankervis and DSW Inc. Incorporated by reference to Exhibit 10.39 to Form 10-K (file no. 001-32545) filed March 24, 2016.
10.18#	Standard Executive Severance Agreement, dated July 20, 2016, between Jared Poff and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no.001-32545) filed September 1, 2016.
10.19#	Standard Executive Severance Agreement, dated May 1, 2017, between Michele Love and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed May 25, 2017.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*	XBRL Instance documents.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

##
Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and DSW Inc. agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule.

(c) Additional Financial Statement Schedules:

None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSW INC.

March 23, 2018	By:	/s/ Jared Poff
Jared Poff, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Rawlins	Chief Executive Officer and Director	March 23, 2018
Roger Rawlins	(Principal Executive Officer)

/s/ Jared Poff	Senior Vice President and Chief Financial Officer	March 23, 2018
Jared Poff	(Principal Financial and Accounting Officer)

*	Executive Chairman of the Board and Director	March 23, 2018
Jay L. Schottenstein

*	Director	March 23, 2018
Peter Cobb

*	Director	March 23, 2018
Joanne Zaiac

*	Director	March 23, 2018
Elaine J. Eisenman

*	Director	March 23, 2018
Carolee Lee

*	Director	March 23, 2018
Joanna T. Lau

*	Director	March 23, 2018
Joseph A. Schottenstein

*	Director	March 23, 2018
Harvey L. Sonnenberg

*	Director	March 23, 2018
Allan J. Tanenbaum

*By:	/s/ Jared Poff
Jared Poff (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DSW Inc.
Columbus, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of DSW Inc. and subsidiaries (the "Company") as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended February 3, 2018, and the related notes collectively referred to as the "financial statements." We also have audited the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
March 23, 2018

We have served as the Company's auditor since 1997.

DSW INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal
	2017	2016	2015
Net sales	$2,799,794	$2,711,444	$2,620,248
Cost of sales	(2,010,418)	(1,939,611)	(1,851,879)
Operating expenses	(607,723)	(591,816)	(554,818)
Impairment charges	(89,440)	—	—
Change in fair value of contingent consideration	32,747	20,151	—
Operating profit	124,960	200,168	213,551
Interest expense	(488)	(238)	(168)
Interest income	3,277	2,379	3,630
Interest income, net	2,789	2,141	3,462
Non-operating income (expense)	(1,885)	338	3,178
Income before income taxes and income (loss) from Town Shoes	125,864	202,647	220,191
Income tax provision	(59,617)	(78,853)	(83,806)
Income (loss) from Town Shoes	1,057	741	(351)
Net income	$67,304	$124,535	$136,034
Basic and diluted earnings per share:
Basic earnings per share	$0.84	$1.53	$1.55
Diluted earnings per share	$0.83	$1.52	$1.54
Weighted average shares used in per share calculations:
Basic shares	80,160	81,536	87,561
Diluted shares	80,687	82,135	88,501

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2017	2016	2015
Net income	$67,304	$124,535	$136,034
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	3,681	6,831	(14,076)
Unrealized net gain (loss) on available-for-sale securities	(1,095)	127	(173)
Reclassification adjustment for net losses (gains) realized in net income	1,281	(196)	—
Total other comprehensive income (loss), net of income taxes	3,867	6,762	(14,249)
Total comprehensive income	$71,171	$131,297	$121,785

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 3, 2018	January 28, 2017
ASSETS
Cash and cash equivalents	$175,932	$110,657
Short-term investments	124,605	98,530
Accounts receivable	17,532	18,456
Accounts receivable from related parties	1,704	550
Inventories	501,903	499,995
Prepaid expenses and other current assets	41,333	31,078
Total current assets	863,009	759,266
Property and equipment, net	355,199	375,251
Long-term investments	—	77,904
Goodwill	25,899	79,689
Intangible assets	135	35,108
Deferred income taxes	27,671	14,934
Equity investment in Town Shoes	6,096	15,830
Notes receivable from Town Shoes	115,895	53,121
Other assets	19,709	17,373
Total assets	$1,413,613	$1,428,476
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$178,449	$185,497
Accounts payable to related parties	859	774
Accrued expenses	145,218	130,334
Total current liabilities	324,526	316,605
Non-current liabilities	138,732	141,179
Contingent consideration liability	—	33,204
Total liabilities	463,258	490,988
Commitments and contingencies
Shareholders' equity:
Common shares paid in capital, no par value; 250,000 Class A common shares authorized, 85,385 and 85,038 issued, respectively; 72,294 and 72,447 outstanding, respectively; 100,000 Class B common shares authorized, 7,733 and 7,733 issued and outstanding, respectively	961,245	946,351
Preferred shares, no par value; 100,000 authorized; no shares issued or outstanding	—	—
Treasury shares, at cost, 13,091 and 12,591, respectively	(325,906)	(316,531)
Retained earnings	350,083	346,602
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)
Accumulated other comprehensive loss	(10,074)	(13,941)
Total shareholders' equity	950,355	937,488
Total liabilities and shareholders' equity	$1,413,613	$1,428,476

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Number of Shares			Common shares paid in capital	Treasury shares	Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
	Class A common shares	Class B common shares	Treasury shares
Balance, January 31, 2015	80,666	7,733	3,036	$908,679	$(86,938)	$220,826	$(24,993)	$(6,454)	$1,011,120
Net income	—	—	—	—	—	136,034	—	—	136,034
Stock-based compensation expense	—	—	—	13,501	—	—	—	—	13,501
Stock-based compensation issuances and exercises	694	—	—	5,108	—	—	—	—	5,108
Repurchase of Class A common shares	(7,175)		7,175		(179,593)				(179,593)
Excess tax benefits related to stock-based compensation	—	—	—	2,723	—	—	—	—	2,723
Dividends paid ($0.80 per share)	—	—	—	—	—	(69,720)	—	—	(69,720)
Other comprehensive income	—	—	—	—	—	—	—	(14,249)	(14,249)
Balance, January 30, 2016	74,185	7,733	10,211	930,011	(266,531)	287,140	(24,993)	(20,703)	904,924
Net income	—	—	—	—	—	124,535	—	—	124,535
Stock-based compensation expense	—	—	—	12,687	—	—	—	—	12,687
Stock-based compensation issuances and exercises	642	—	—	3,693	—	—	—	—	3,693
Repurchase of Class A common shares	(2,380)	—	2,380	—	(50,000)	—	—	—	(50,000)
Excess tax detriments related to stock-based compensation	—	—	—	(40)	—	—	—	—	(40)
Dividends paid ($0.80 per share)	—	—	—	—	—	(65,073)	—	—	(65,073)
Other comprehensive income	—	—	—	—	—	—	—	6,762	6,762
Balance, January 28, 2017	72,447	7,733	12,591	946,351	(316,531)	346,602	(24,993)	(13,941)	937,488
Net income	—	—	—	—	—	67,304	—	—	67,304
Stock-based compensation expense	—	—	—	14,704	—	—	—	—	14,704
Stock-based compensation issuances and exercises	347	—	—	190	—	—	—	—	190
Repurchase of Class A common shares	(500)	—	500	—	(9,375)	—	—	—	(9,375)
Dividends paid ($0.80 per share)	—	—	—	—	—	(63,823)	—	—	(63,823)
Other comprehensive income	—	—	—	—	—	—	—	3,867	3,867
Balance, February 3, 2018	72,294	7,733	13,091	$961,245	$(325,906)	$350,083	$(24,993)	$(10,074)	$950,355

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2017	2016	2015
Cash flows from operating activities:
Net income	$67,304	$124,535	$136,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,216	81,639	73,577
Stock-based compensation expense	14,704	12,687	13,501
Deferred income taxes	(12,787)	6,881	9,265
Loss (income) from Town Shoes	(1,057)	(741)	351
Impairment charges	89,440	247	962
Change in fair value of contingent consideration	(32,747)	(20,151)	—
Loss on disposal of property and equipment	919	723	844
Amortization of investment discounts and premiums	645	1,185	5,456
Change in operating assets and liabilities:
Accounts receivable	(230)	(2,206)	8,943
Inventories	(1,908)	14,411	(33,400)
Prepaid expenses and other current assets	(16,418)	3,884	1,782
Accounts payable	(8,855)	(30,572)	38,031
Accrued expenses	11,146	18,785	(3,644)
Other	644	1,599	(6,328)
Net cash provided by operating activities	191,016	212,906	245,374
Cash flows from investing activities:
Cash paid for property and equipment	(56,282)	(87,580)	(103,939)
Purchases of available-for-sale investments	(133,153)	(95,905)	(279,735)
Sales of available-for-sale investments	187,866	220,744	353,344
Additional borrowings by Town Shoes	(57,396)	(4,795)	(4,580)
Acquisition of Ebuys	—	(59,776)	—
Net cash used in investing activities	(58,965)	(27,312)	(34,910)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,299	6,279	7,504
Net change in vendor payment program	2,597	925	—
Payment of credit facility costs	(1,018)	—	—
Cash paid for income taxes for stock-based compensation shares withheld	(1,109)	(2,586)	(2,396)
Cash paid for treasury shares	(9,375)	(50,000)	(179,593)
Dividends paid	(63,823)	(65,073)	(69,720)
Net cash used in financing activities	(71,429)	(110,455)	(244,205)
Effect of exchange rate changes on cash balances	—	—	3,267
Net increase (decrease) in cash, cash equivalents, and restricted cash	60,622	75,139	(30,474)
Cash, cash equivalents, and restricted cash, beginning of period	115,310	40,171	70,645
Cash, cash equivalents, and restricted cash, end of period	$175,932	$115,310	$40,171
Supplemental disclosures of cash flow information -
Cash paid for income taxes	$77,208	$56,529	$72,851
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$9,778	$8,882	$13,150
Ebuys contingent purchase price	$—	$53,355	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

Business Operations- DSW Inc., an Ohio corporation, together with its wholly-owned subsidiaries, is the destination for on-trend footwear and accessories brands at a great value every single day. We offer a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids in DSW stores nationwide and on dsw.com. Our Affiliated Business Group ("ABG") partners with other retailers to help build and optimize their in-store and online footwear businesses by leveraging our sourcing network to produce a merchandise assortment that meets their needs. ABG currently provides service to Stein Mart stores and Steinmart.com and a single Frugal Fannie's store through ongoing supply arrangements. On March 13, 2017, Gordmans (a previous ABG partner) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and announced its plan to liquidate inventory and other assets. Stage Stores, Inc. acquired 58 of the Gordmans' stores and we provided services for these stores through the end of fiscal 2017 to support their transition.

We also have an equity investment in Town Shoes Limited ("Town Shoes"). Town Shoes is the market leader in branded footwear in Canada, primarily under The Shoe Company, Shoe Warehouse, Town Shoes and DSW Designer Shoe Warehouse banners, as well as an e-commerce site. The DSW Designer Shoe Warehouse stores in Canada operate under a licensing agreement.

On March 4, 2016, we acquired Ebuys, Inc. ("Ebuys"), an off price footwear and accessories retailer operating in digital marketplaces. Due to recurring operating losses incurred by Ebuys since its acquisition, as well as increased competitive pressures in the digital marketplaces, we have decided to exit the business and we intend to end all operations in early fiscal 2018.

On August 2, 2016, we signed an agreement with the Apparel Group as an exclusive franchise partner in the Gulf Coast region of the Middle East. Under this franchise agreement, the first three franchise stores are now open.

Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year. The periods presented in these financial statements and selected financial data each consisted of 52 weeks, except for fiscal 2017, which consisted of 53 weeks.

Principles of Consolidation- The consolidated financial statements include the accounts of DSW Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in USD, unless otherwise noted.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of sales returns, depreciation, amortization, inventory valuation, contingent consideration liability, customer loyalty program reserve, recoverability of long-lived assets and intangible assets, legal reserves, accrual for lease obligations and establishing reserves for self-insurance. Although these estimates are based on historical experience and management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Sales and Revenue Recognition- DSW segment sales are recognized upon customer receipt of merchandise, are net of estimated returns, exclude sales tax and are not recognized until collectability is reasonably assured. Merchandise can be demanded from a store, dsw.com or m.dsw.com. The demand can be fulfilled from a store, our fulfillment center or drop shipped from a supplier's warehouse. If the product is shipped directly to a customer, we defer revenue for a period of time representing a lag for shipments to be received by the customer. Revenue from shipping and handling is recorded in net sales while the related costs are included in cost of sales. Revenue from gift cards is deferred and recognized upon redemption of the gift card. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote.

ABG supplies footwear, under supply arrangements, to other retailers. Sales for these affiliated businesses are net of estimated returns and exclude sales tax. Pursuant to the agreements between us and the affiliated retailers, we are the exclusive supplier of shoes, both in-store and online, at the affiliated retailers. We assume the risks and rewards of ownership for merchandise we supply under these arrangements, including risk of loss for delivery, returns, shrink up to a certain percentage, and loss of inventory value. Furthermore, we are responsible for the footwear assortment, inventory fulfillment, and pricing at all locations

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and online. We record the sales of merchandise at the point of sale to the end customer. The affiliated retailers provide the sales associates and retail space. We pay a percentage of net sales as rent, which is included in cost of sales as occupancy expense.

Ebuys sells products to customers through digital marketplaces and sales are recognized upon customer receipt of merchandise, are net of estimated returns, exclude sales tax and are not recognized until collectability is reasonably assured. As merchandise is demanded from the various marketplaces and fulfilled from Ebuys' distribution center, we defer revenue for a period of time representing a lag for shipments to be received by the customer. Revenue from shipping and handling is recorded in net sales while the related costs are included in cost of sales.

Cost of Sales- In addition to the cost of merchandise, which includes the impact of markdowns, shrinkage and other inventory valuation adjustments, we include in cost of sales expenses associated with distribution and fulfillment, store occupancy for the DSW and ABG stores, and digital marketplace fees for Ebuys. Distribution and fulfillment expenses are comprised of labor costs, rent, depreciation, insurance, utilities, maintenance and other operating costs associated with the operations of the distribution and fulfillment centers. Distribution and fulfillment expenses also include the transportation of merchandise to the distribution and fulfillment centers, stores, and customers. Store occupancy expenses include rent, utilities, repairs, maintenance, insurance, janitorial costs, and occupancy-related taxes, but excludes depreciation.

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

Stock-Based Compensation- We recognize compensation expense for awards of stock options, restricted stock units ("RSUs"), and director stock units, based on the fair value on the grant date and on a straight-line basis over the requisite service period for the awards that vest. Stock-based compensation is included in operating expenses in the consolidated statements of operations.

New Store Opening Costs- Costs associated with the opening of new stores are expensed as incurred. During fiscal 2017, 2016 and 2015, new store opening costs, primarily pre-opening rent and marketing expenses, were $2.6 million, $5.9 million and $8.6 million, respectively.

Marketing Expense- The production cost of advertising is expensed when the advertising first takes place. All other marketing costs are expensed when "in home." During fiscal 2017, 2016 and 2015, marketing costs were $83.8 million, $76.7 million and $70.1 million, respectively.

Other Operating Income- Other operating income consists primarily of income from consignment sales, rental income, income from gift card breakage and insurance proceeds, and is included in operating expenses in the consolidated statements of operations. During fiscal 2017, 2016 and 2015, other operating income was $23.1 million, $18.8 million and $16.3 million, respectively, including rental income of $4.4 million, $4.4 million and $4.3 million, respectively.

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Cash and cash equivalents	$175,932	$110,657	$32,495
Restricted cash, included in prepaid expenses and other current assets	—	4,653	7,676
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$175,932	$115,310	$40,171

Investments- We determine the balance sheet classification of investments at the time of purchase and evaluate the classification at each balance sheet date. All income generated from these investments is recorded as interest income. We hold investment securities in bonds and term notes that are classified as available-for-sale, which is based on our intention of the use of the investments. The unrealized holding gains or losses for the available-for-sale securities are reported in other comprehensive income. We account for our purchases and sales of investments on the trade date of the investment. We account for investments using the equity method of accounting when we exercise significant influence over the investment. If we do not exercise significant influence, we account for the investment using the cost method of accounting. Cost method investments are included in other assets on the consolidated balance sheets. We evaluate our investments for impairment and whether impairment is other-than-temporary at each balance sheet date.

Accounts and Notes Receivable- Accounts receivable are classified as current assets because the average collection period is generally shorter than one year. Accounts receivable are primarily construction and tenant allowance receivables from landlords and receivables from ABG partners. The notes receivable from Town Shoes are classified as long-term based on the notes' maturity dates. We monitor our exposure for credit losses based upon specific accounts receivable balances and record related allowances for doubtful accounts where a risk of default has been identified.

Inventories- The majority of our inventory is measured using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. As a result of our decision to exit the Ebuys business, inventories have been reduced to the estimated net realizable value resulting in a charge to cost of sales. Reductions to inventory values establish a new cost basis. Favorable changes in facts or circumstances do not result in an increase in the newly established cost basis.

Inherent in the calculation of inventories are certain significant judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the retail inventory method, can significantly impact the ending inventory valuation and the resulting gross profit. We record a reduction to inventories and a charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results. The net realizable value of Ebuys inventories is based on estimated liquidation values using historical experience less the cost of disposal, which may differ from the amounts we eventually realize.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Risks- Financial instruments, which principally subject us to concentration of credit risk, consist of cash and cash equivalents and investments. We invest excess cash when available through financial institutions in money market accounts and short-term and long-term investments. At times, such amounts invested through banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and we mitigate the risk by utilizing multiple banks.

We are also subject to concentration of vendor risk. During fiscal 2017, three key vendors together supplied approximately 20% of our merchandise.

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

As a result of recurring operating losses incurred by Ebuys since its acquisition, which led to our decision to exit the business, we recorded impairment charges of $31.9 million for intangible assets during fiscal 2017, including $3.0 million during the fourth quarter, and $3.8 million for property and equipment all during the fourth quarter of fiscal 2017, which resulted in writing off all of Ebuys' long-lived assets.

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

During fiscal 2017, we early adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2017-04, Simplifying the Accounting for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the requirement to determine the implied fair value of goodwill to measure an impairment of goodwill.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rather, goodwill impairment charges are calculated as the amount by which a reporting unit's carrying amount exceeds its fair value.

During fiscal 2017, due to recurring operating losses incurred by Ebuys since its acquisition, which led to our decision to exit the business, we recorded a goodwill impairment charge of $53.8 million, which resulted in writing off all of Ebuys' goodwill.

Equity Investment in Town Shoes- We account for our investment in Town Shoes using the equity method as we exercise significant influence. Town Shoes is considered a variable interest entity. However, we do not consolidate Town Shoes as we have determined that we are not the primary beneficiary as we share control with the other significant investor. Under the equity method of accounting, we recognize our share of Town Shoes' net income or loss. The difference between the purchase price and our interest in Town Shoes' underlying net equity is comprised of intangible assets, both with definite and indefinite lives. The definite lived assets are favorable and unfavorable leases that are being amortized over the lives of the leases. Our share of net income or loss of Town Shoes, interest income from the notes receivable from Town Shoes, and amortization of the definite lived intangible assets are included in income (loss) from Town Shoes on the consolidated statements of operations. Related income tax effects are included in the provision for income taxes. The investment in and notes receivable from Town Shoes are required to be tested for impairment if there is determined to be an other-than-temporary loss in value.

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchase Program- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of DSW common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During fiscal 2017, we repurchased 0.5 million Class A common shares at a cost of $9.4 million, with $524.1 million of Class A common shares that remain authorized under the program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

Accumulated Other Comprehensive Income (Loss)- Changes for the balances of each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (all amounts are net of tax):

	Fiscal 2017			Fiscal 2016
	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
	(in thousands)
Net loss in AOCI - beginning of period	$(13,699)	$(242)	$(13,941)	$(20,530)	$(173)	$(20,703)
Other comprehensive income (loss) before reclassifications	3,681	(1,095)	2,586	6,831	127	6,958
Amounts reclassified from AOCI to non-operating income	740	541	1,281	—	(196)	(196)
Other comprehensive income (loss)	4,421	(554)	3,867	6,831	(69)	6,762
Net loss in AOCI - End of period	$(9,278)	$(796)	$(10,074)	$(13,699)	$(242)	$(13,941)

Foreign Currency Translation and Transactions- Our equity investment in Town Shoes and notes receivable from Town Shoes, along with certain cash equivalents and available-for-sale securities, are denominated in CAD and translated into USD at exchange rates in effect at the balance sheet date. Each quarter, the income or loss from Town Shoes is recorded in USD at the average exchange rate for the period. Resulting translation adjustments are reported as a component of other comprehensive income, except for translation adjustments related to cash equivalents which are recorded as non-operating income in the consolidated statements of operations along with realized gains or losses resulting from foreign currency transactions.

Deferred Compensation Plans- We provide deferred compensation plans, including a 401(k) plan to eligible employees and a non-qualified deferred compensation plan for certain executives and members of the Board of Directors, that allow the participants to defer a portion their compensation, up to certain limits. We match employee deferrals to the 401(k) plan at 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, we may contribute a discretionary profit sharing amount to either plan each year, but have not for the past three fiscal years. During fiscal 2017, 2016 and 2015, we recognized contribution costs associated with the 401(k) plan of $4.4 million, $4.2 million and $3.8 million, respectively.

Prior Period Reclassification- Certain prior period reclassifications were made to conform to the current period presentation. Prepaid rent to related parties was reclassified to prepaid expenses and other current assets and long-term prepaid rent to related parties was reclassified to other assets in our consolidated balance sheets.

Adopted Accounting Standards- During fiscal 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which eliminated the requirement to recognize excess tax benefits in common shares paid-in capital and the requirement to evaluate tax deficiencies for common shares paid-in capital or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit on a prospective basis. For the consolidated statements of cash flows, excess tax benefits related to stock-based compensation is no longer presented, on a retroactive basis, as a financing activity cash inflow and as an operating activity cash outflow.

During fiscal 2017, we early adopted ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires that the consolidated statements of cash flows provides the change in the total of cash, cash equivalents, and restricted cash. As a result of this adoption, we no longer show the changes in restricted cash balance as a component of cash flows from investing

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

activities but instead include the balance of restricted cash together with cash and cash equivalents for the beginning and end of the periods presented.

As a result of adopting ASU 2016-09 and ASU 2016-18, we adjusted the statements of cash flows on a retroactive basis as follows:

	Fiscal Year Ended
	2016	2015
	(in thousands)
Net cash provided by operating activities, as previously reported	$212,906	$242,651
Eliminated the excess tax benefits related to stock-based compensation	—	2,723
Net cash provided by operating activities, as adjusted	$212,906	$245,374
Net cash used in investing activities, as previously reported	$(24,289)	$(31,112)
Eliminated the decrease in restricted cash	(3,023)	(3,798)
Net cash provided by investing activities, as adjusted	$(27,312)	$(34,910)
Net cash used in financing activities, as previously reported	$(110,455)	$(241,482)
Eliminated the excess tax benefits related to stock-based compensation	—	(2,723)
Net cash used in financing activities, as adjusted	$(110,455)	$(244,205)
Net increase (decrease) in cash and cash equivalents, as previously reported	$78,162	$(26,676)
Eliminated the impact of the decrease in restricted cash	(3,023)	(3,798)
Net increase in cash, cash equivalents, and restricted cash, as adjusted	$75,139	$(30,474)
Cash and cash equivalents, beginning of period, as previously reported	$32,495	$59,171
Included restricted cash	7,676	11,474
Cash, cash equivalents, and restricted cash, beginning of period, as adjusted	$40,171	$70,645
Cash and cash equivalents, end of period, as previously reported	$110,657	$32,495
Included restricted cash	4,653	7,676
Cash, cash equivalents, and restricted cash, end of period, as adjusted	$115,310	$40,171

Recent Accounting Pronouncements- In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Under ASU 2014-09, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures and provides more comprehensive guidance for transactions such as service revenue and contract modifications. The standard is effective for us in the first quarter of fiscal 2018, which we will adopt using the full retrospective method where each prior period presented is restated. We have completed an assessment identifying areas of impact to our financial statements, including sales returns, licensing arrangements, gift cards, and our loyalty and co-branded credit card programs. The adoption of the new standard results in changes in classification between net sales, other revenues, cost of sales, and operating expenses. For income from breakage of gift cards, which is currently recognized as a reduction to operating expenses when the redemption of the gift card is deemed remote, the new standard requires classification within net sales recognized proportionately over the expected redemption period. Also upon adoption of the standard, we will no longer use the incremental cost method and record to cost of sales for our loyalty program, rather we will use a deferred revenue model. We do not expect the adoption of ASU 2014-09 will have a material impact to our reported net sales, operating profit, net income, shareholders’ equity or cash flows, with the primary impacts of adopting the new standard relating to changes in classification of amounts shown on the consolidated financial statements and additional disclosures.

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.    ACQUISITION AND EQUITY INVESTMENT

Acquisition of Ebuys- On March 4, 2016, we acquired 100% ownership of Ebuys for cash and future amounts to be paid to the sellers of Ebuys contingent upon achievement of certain milestones. As of January 28, 2017, the final purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired consisted of the following:

Final Purchase Price and Allocation
(in thousands)
Purchase price:
Cash consideration	$59,776
Contingent consideration	53,355
$113,131
Fair value of assets and liabilities acquired:
Accounts and other receivables	$1,336
Inventory	30,170
Other current assets	526
Property and equipment	1,243
Goodwill	53,790
Intangible assets	38,701
Accounts payable and other liabilities	(12,635)
$113,131

The final fair value of intangible assets included $22.3 million for online retailer and customer relationships based on using the excess earnings method, $11.0 million for tradenames based on using the relief from royalty method, and $5.4 million for non-compete agreements based on using the with-and-without method. The goodwill represented the intangible assets that do not qualify for separate recognition and was primarily the result of expected synergies, vertical integration as a market for selling aged inventory, online presence, and the acquired workforce.

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

During fiscal 2017, our consolidated statements of operations included sales and net losses for Ebuys of $87.0 million and $72.0 million, respectively, which included inventory write-downs and the goodwill, intangible assets, and property and equipment impairment charges as a result of our decision to exit the business. During fiscal 2016, our consolidated statements of operations included sales and net losses for Ebuys of $83.8 million and $5.6 million, respectively.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Investment in Town Shoes- In May 2014, we acquired a 49.2% interest in Town Shoes for $75.1 million CAD ($68.9 million USD), which included the purchase of an unsecured subordinated note from Town Shoes issued on February 14, 2012 that earns payment-in-kind interest at 12% and matures on February 14, 2022 (the "PIK Note"). As of February 3, 2018, our ownership percentage was 46.3%. The dilution of our ownership is due to Town Shoes' employee exercise of stock options. Our ownership stake provides 50% voting control and board representation equal to the co-investor.

Additionally, the Town Shoes co-investor holds a put option to sell the remaining interest in Town Shoes in fiscal 2017 to the Company and for the subsequent two years. We hold a call option to purchase the remaining interest in Town Shoes in fiscal 2018, and for the subsequent two years, if the Town Shoes co-investor has not exercised their put option. During fiscal 2015, we invested $100 million of cash denominated in CAD to take advantage of the strength of the dollar and in anticipation of funding the future purchase of the remaining interest in Town Shoes. As this was a cash transaction, we recorded $3.3 million in foreign currency exchange gains related to the purchase of the cash denominated in CAD within non-operating income. Also during fiscal 2015, we then invested the cash denominated in CAD in available-for-sale securities denominated in CAD, with any foreign currency exchange gains or losses recorded within other comprehensive income. As of February 3, 2018, these available-for-sale securities are classified as short-term investments based on management's intent to exercise the call option to purchase the remaining interest in Town Shoes in the first half of fiscal 2018.

Activity related to our equity investment in Town Shoes was as follows:

	Fiscal
	2017	2016
	(in thousands)
Equity investment in Town Shoes - beginning of period	$15,830	$21,188
Portion of Town Shoes income (loss)	(5,095)	(4,592)
Foreign currency translation adjustments, included in other comprehensive income (loss)	(4,271)	(486)
Amortization of purchase price adjustments	(368)	(280)
Equity investment in Town Shoes - end of period	$6,096	$15,830

Activity related to our notes receivable from Town Shoes was as follows:

	Fiscal
	2017	2016
	(in thousands)
Notes receivable from Town Shoes - beginning of period	$53,121	$44,170
Payment-in-kind interest earned	6,520	5,613
Foreign currency translation adjustments, included in other comprehensive income (loss)	3,384	2,770
Management service fee	1,162	568
Additional Town Shoes loan	51,708	—
Notes receivable from Town Shoes - end of period	$115,895	$53,121

Payment-in-kind interest earned is paid annually and is subsequently returned to Town Shoes as additional amounts borrowed under the terms of the PIK Note. Effective February 2, 2018, we entered into a secured loan agreement with Town Shoes that allows Town Shoes to borrow up to $100 million CAD at a variable interest rate, as defined in the agreement, paid monthly, which replaced Town Shoes' existing credit facility with a third party bank. The loan agreement has a maturity date of June 3, 2019, with borrowings included in notes receivable from Town Shoes on our consolidated balance sheets. Also on February 2, 2018, we provided Town Shoes $64.3 million CAD ($51.7 million USD) under this loan agreement. This arrangement allowed us to pay off Town Shoes' debt and eliminate its credit facility in advance of our acquisition of Town Shoes, provides us interest income up to the acquisition date, and provides Town Shoes liquidity to fund its working capital needs, including merchandise needed for post-acquisition operations.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    RELATED PARTY TRANSACTIONS

Accounts receivable and accounts payable associated with related parties are separately presented on the consolidated balance sheets. Accounts receivable from and payables to related parties normally settle in the form of cash in 30 to 60 days.

Schottenstein Affiliates

As of February 3, 2018, the Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 18% of the Company's outstanding common shares, representing approximately 51% of the combined voting power. As of February 3, 2018, the Schottenstein Affiliates beneficially owned 7.2 million Class A common shares and 7.7 million Class B common shares.

Leases- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. See Note 13, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

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

Other Purchases and Services- During fiscal 2017, 2016 and 2015, we had other purchases and services from Schottenstein Affiliates of $4.6 million, $2.3 million and $1.1 million, respectively.

Town Shoes

Our ownership percentage in Town Shoes was 46.3%, which provides us a 50% voting control and board representation equal to the co-investor, and is treated as an equity investment.

Management Agreement- During fiscal 2016, we entered into a management agreement with Town Shoes under which we provided certain information technology and management services. During fiscal 2017 and 2016, we recognized income of $1.2 million and $0.6 million, respectively.

License Agreement- We license the use of our tradename and trademark, DSW Designer Shoe Warehouse, to Town Shoes for a royalty fee based on a percentage of net sales from its Canadian DSW stores. The license is exclusive and non-transferable for use in Canada. During fiscal 2017, 2016 and 2015, we recognized $0.6 million, $0.5 million and $0.3 million, respectively, of royalty fees, which are included in net sales.

Other Purchases and Services- During fiscal 2017 and 2016, Town had other purchases and services from us of $2.7 million and $0.7 million, respectively, with no activity for fiscal 2015.

David Duong, Co-founder of Ebuys

On March 4, 2016, we acquired 100% ownership of Ebuys from its co-founders, including David Duong, who continues to serve on the board of directors of Ebuys. During the fourth quarter of fiscal 2017, as a result of recurring operating losses incurred by Ebuys since its acquisition, which led to our decision to exit the business, we eliminated the contingent consideration liability. However, we have recorded an immaterial liability to accrued expenses for the amount we expect to pay for a final settlement to the co-founders, including Mr. Duong.

4.    EARNINGS PER SHARE

Basic earnings per share is based on net income and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options and restricted stock units calculated using the treasury stock method.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the number of shares used in the calculations of earnings per share:

	Fiscal
	2017	2016	2015
	(in thousands)
Weighted average shares outstanding - Basic shares	80,160	81,536	87,561
Dilutive effect of stock-based compensation awards	527	599	940
Weighted average shares outstanding - Diluted shares	80,687	82,135	88,501

For fiscal 2017, 2016 and 2015, the number of potential shares that were not included in the computation of dilutive earnings per share because the effect would be anti-dilutive was approximately 4.3 million, 3.1 million and 1.9 million, respectively.

5.	STOCK-BASED COMPENSATION

The DSW Inc. 2014 Long-Term Incentive Plan (the "Plan") provides for the issuance of stock-based compensation awards for eligible recipients. The Plan replaced the DSW Inc. 2005 Equity Incentive Plan but did not affect awards granted under that plan, some of which remain outstanding. Eligible recipients include key employees as well as directors. The maximum number of shares of Class A common shares underlying awards which may be issued over the term of the Plan cannot exceed 8.5 million shares. As of February 3, 2018, 4.9 million shares of Class A common shares remain available for future grants under the Plan.

Stock-based compensation expense consisted of the following:

	Fiscal
	2017	2016	2015
	(in thousands)
Stock options	$6,420	$5,788	$5,532
Restricted and director stock units	8,284	6,899	7,969
	$14,704	$12,687	$13,501

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

The fair value for stock option awards was estimated at the grant date using the Black-Scholes pricing model with the following weighted average assumptions for options granted:

	Fiscal
	2017	2016	2015
Assumptions:
Risk-free interest rate	1.9%	1.5%	1.4%
Expected volatility	34.4%	36.0%	37.9%
Expected option term	5.5 years	5.4 years	5.1 years
Dividend yield	3.9%	3.0%	2.1%
Other Data -
Weighted average grant date fair value	$4.17	$6.58	$8.87

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated based on our historical experience and future expectations. As of February 3, 2018, the total compensation cost related to unvested options not yet recognized was approximately $12.3 million, with a weighted average expense recognition period remaining of 2 years.

The following table summarizes the activity for outstanding stock options for fiscal 2017:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - beginning of period	3,799	$26.42
Granted	1,756	$19.52
Exercised	(162)	$8.03
Forfeited	(1,060)	$28.35
Outstanding - end of period	4,333	$23.84	7.1 years	$4,584
Vested and expected to vest - end of period	4,025	$23.78	7.0 years	$4,509
Exercisable - end of period	1,665	$23.76	5.0 years	$3,854

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $2.0 million, $3.6 million and $8.9 million, respectively. The total fair value of options that vested during fiscal 2017, 2016 and 2015 was $0.6 million, $2.7 million and $3.7 million, respectively.

Stock Units- Grants of time-based RSUs generally cliff vest over three years and performance-based RSUs generally cliff vest over three years based upon the achievement of pre-established goals as of the end of the first year of the term. Stock units receive dividend equivalents in the form of additional stock units, which are subject to the same restrictions and forfeiture provisions as the original award. The grant date fair value of stock units is based on the closing market price of the Class A common shares on the date of the grant.

The following table summarizes the activity for unvested stock units for fiscal 2017:

	Time-Based RSUs		Performance-Based RSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding - beginning of period	351	$29.60	250	$29.46
Granted	296	$19.28	267	$20.10
Vested	(98)	$31.31	(60)	$32.34
Forfeited	(113)	$25.02	—	$—
Outstanding - end of period	436	$23.43	457	$23.69

The total fair value of time-based RSUs that vested during fiscal 2017, 2016 and 2015 was $2.9 million, $3.7 million and $2.0 million, respectively. As of February 3, 2018, the total compensation cost related to unvested time-based RSUs not yet recognized was $5.5 million, with a weighted average expense recognition period remaining of 1.6 years.

The total fair value of performance-based RSUs that vested during fiscal 2017, 2016 and 2015 was $1.8 million, $1.4 million and $1.7 million, respectively. As of February 3, 2018, the total compensation cost related to unvested performance-based RSUs not yet recognized was approximately $5.7 million, with a weighted average expense recognition period remaining of 1.7 years.

We issue stock units to directors who are not employees. Stock units are automatically granted to each director on the date of each annual meeting of shareholders based on the closing market price of the Class A common shares. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such compensation paid in the form of

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock units. Stock units granted to directors vest immediately and directors are given the option to settle their units 30 days after the grant date, at a specified date more than 30 days following the grant date, or upon completion of service. Stock units granted to directors not yet settled, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings per share. As of February 3, 2018, we had 0.4 million director stock units not yet settled.

6.    INVESTMENTS

Available-for-sale investments consisted of the following:

	Short-term Investments		Long-term Investments
	February 3, 2018	January 28, 2017	February 3, 2018	January 28, 2017
	(in thousands)
Carrying value	$125,349	$98,793	$—	$77,882
Unrealized gains included in accumulated other comprehensive income	23	101	—	133
Unrealized losses included in accumulated other comprehensive loss	(767)	(364)	—	(111)
	$124,605	$98,530	$—	$77,904

7.    FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities- Financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	February 3, 2018				January 28, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$175,932	$175,932	$—	$—	$110,657	$110,657	$—	$—
Short-term investments	124,605	—	124,605	—	98,530	2,446	96,084	—
Long-term investments	—	—	—	—	77,904	431	77,473	—
	$300,537	$175,932	$124,605	$—	$287,091	$113,534	$173,557	$—
Financial Liabilities -
Contingent consideration	$—	$—	$—	$—	$33,204	$—	$—	$33,204
	$—	$—	$—	$—	$33,204	$—	$—	$33,204

The short-term and long-term investments categorized as Level 2 were valued using a market-based approach using inputs such as prices of similar assets in active markets. See Note 14, Commitments and Contingencies, for the estimated fair value (categorized as Level 3) of the contingent consideration liability and changes recognized.

We have financial assets and liabilities not required to be measured at fair value on a recurring basis, which primarily consist of accounts receivables, notes receivable from Town Shoes, and accounts payables. The carrying value of accounts receivables and accounts payables approximated their fair values due to their short-term nature. As of February 3, 2018, the fair value of the notes receivable from Town Shoes was $117.8 million, compared to the carrying value of $115.9 million. As of January 28, 2017, the fair value of the note receivable from Town Shoes was $45.7 million, compared to the carrying value of $53.1 million. We estimated the fair value of the notes receivable based upon current interest rates offered on similar instruments. The change in fair value is based on the change in comparable rates on similar instruments. Based on our intention and ability to hold the notes until maturity or the exercise of the put/call option, the carrying value is not other-than-temporarily impaired.

Non-Financial Assets- Impairment charges recognized are based on Level 3 inputs. During fiscal 2017, as a result of recurring operating losses incurred by Ebuys since its acquisition, which led to our decision to exit the business and as discussed in Note 1, Significant Accounting Policies, we recorded impairment charges related to Ebuys, which resulted in writing off all of Ebuys' goodwill and long-lived assets. During fiscal 2016 and 2015, we recorded impairment charges primarily on store leasehold improvement assets in the DSW segment of $0.2 million and $1.0 million, respectively, which were included in operating

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses. We determined that the carrying value exceeded the expected future cash flows and recorded an impairment after determining fair value based on the discounted future cash flow analysis using a discount rate determined by management based on historical performance and expectations of future performance. After the impairment losses were recorded, the remaining fair value of the assets are immaterial.

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 3, 2018	January 28, 2017
	(in thousands)
Land	$1,110	$1,110
Buildings	12,485	12,485
Building and leasehold improvements	404,852	393,505
Furniture, fixtures and equipment	423,597	408,653
Software	137,917	123,460
Construction in progress(1)	39,201	27,456
Total property and equipment	1,019,162	966,669
Accumulated depreciation and amortization	(663,963)	(591,418)
Property and equipment, net	$355,199	$375,251

(1)	Construction in progress is comprised primarily of the construction of leasehold improvements and furniture and fixtures related to unopened stores and internal-use software under development.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following:

	February 3, 2018			January 28, 2017
	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
	(in thousands)
Segment - beginning of period:
DSW Segment	$25,899	$—	$25,899	$25,899	$—	$25,899
Other - Ebuys	53,790	—	53,790	—	—	—
	79,689	—	79,689	25,899	—	25,899
Acquired Ebuys goodwill	—	—	—	53,790	—	53,790
Impairment charges	—	(53,790)	(53,790)	—	—	—
Segment - End of period:
DSW Segment	25,899	—	25,899	25,899	—	25,899
Other - Ebuys	53,790	(53,790)	—	53,790	—	53,790
	$79,689	$(53,790)	$25,899	$79,689	$—	$79,689

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following:

	February 3, 2018			January 28, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Definite-lived:
Online retailer and customer relationships	$3,767	$(3,767)	$—	$22,300	$(2,072)	$20,228
Tradenames	1,260	(1,260)	—	11,096	(672)	10,424
Non-compete agreements	1,800	(1,800)	—	5,400	(990)	4,410
Indefinite-lived trademarks and tradenames	135	—	135	46	—	46
	$6,962	$(6,827)	$135	$38,842	$(3,734)	$35,108

During fiscal 2017 and 2016, amortization expense related to the definite-lived intangibles was $3.1 million and $3.7 million, respectively. We did not have any amortization expense during fiscal 2015. Over the next five years, our annual amortization expense is expected to be immaterial excluding the impact of any subsequent acquisition activity.

10.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	February 3, 2018	January 28, 2017
	(in thousands)
Gift cards and merchandise credits	$48,374	$45,743
Compensation	25,082	17,132
Taxes	17,812	21,764
Customer loyalty program	12,196	11,502
Other(1)	41,754	34,193
	$145,218	$130,334

(1)	Other is comprised of deferred revenue, sales return allowance, and various other accrued expenses, including amounts owed under our vendor payment program described below.

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

11.    NON-CURRENT LIABILITIES

Non-current liabilities consisted of the following:

	February 3, 2018	January 28, 2017
	(in thousands)
Construction and tenant allowances	$80,725	$87,886
Deferred rent	37,116	37,779
Accrual for lease obligations	6,511	7,283
Other(1)	14,380	8,231
	$138,732	$141,179

(1)	Other is comprised of various other accrued expenses that we expect will settle beyond one year from the end of the applicable period.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DEBT

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

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with any loans issued in CAD bearing interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of February 3, 2018, we had no outstanding borrowings under the Credit Facility and $1.9 million in letters of credit issued, resulting in $298.1 million available for borrowings. Interest expense related to the Credit Facility includes letters of credit interest, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of February 3, 2018, we were in compliance with all financial covenants. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

13.	LEASES

We lease our stores, fulfillment centers and other facilities under various arrangements with related and unrelated parties. Such leases expire through 2030 and, in most cases, provide for renewal options. Generally, we are required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. Rent expense shown below for related parties was attributable to lease activity with entities owned by Schottenstein Affiliates.

Rent expense, excluding real estate taxes, maintenance and insurance, consisted of the following:

	Fiscal
	2017	2016	2015
	(in thousands)
Minimum rentals:
Unrelated parties	$178,353	$172,483	$162,072
Related parties	9,150	8,091	8,064
Contingent rentals to unrelated parties	27,804	30,172	30,021
	$215,307	$210,746	$200,157

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 3, 2018, our future minimum lease payment requirements, reduced by minimum sublease rentals of $5.1 million due in the future under noncancelable subleases and excluding contingent rental payments, maintenance, real estate taxes, and the amortization of deferred rent and construction and tenant allowances, are as follows:

	Total	Unrelated Parties	Related Parties
	(in thousands)
Fiscal 2018	$202,596	$192,849	$9,747
Fiscal 2019	194,041	184,681	9,360
Fiscal 2020	184,861	176,194	8,667
Fiscal 2021	163,787	156,163	7,624
Fiscal 2022	131,607	126,162	5,445
Future fiscal years thereafter	263,438	260,785	2,653
	$1,140,330	$1,096,834	$43,496

14.	COMMITMENTS AND CONTINGENCIES
Contingent Consideration Liability- The contingent consideration liability resulted from the acquisition of Ebuys and is based on a defined earnings performance measure for fiscal years 2017, 2018 and 2019 with no defined maximum earn-out. The contingent consideration liability was based on our estimated fair value with any differences between the final acquisition-date fair value and the estimated settlement of the obligation, as remeasured each reporting period, being recognized as an adjustment to income from operations. During the fourth quarter of fiscal 2017, as a result of recurring operating losses incurred by Ebuys since its acquisition, which led to our decision to exit the business, we eliminated the contingent consideration liability and recorded a gain from the change in contingent consideration liability of $3.8 million.

Activity for the contingent consideration liability was as follows:

	Fiscal
	2017	2016
	(in thousands)
Contingent consideration liability - beginning of period	$33,204	$—
Final purchase price	—	53,355
Accretion in value	3,589	6,674
Fair value adjustments(1)	(36,336)	(26,825)
Other adjustments	(457)	—
Contingent consideration liability - end of period	$—	$33,204

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

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations- As of February 3, 2018, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were $2.1 million as of February 3, 2018. In addition, we have entered into various noncancelable purchase and service agreements. The obligations under these agreements were $20.3 million as of February 3, 2018.

15.    INCOME TAXES

The U.S. Tax Reform, which was enacted on December 22, 2017, significantly changes how the U.S. taxes corporations, which includes the reduction in the federal statutory tax rate from 35% to 21% among other changes, and requires complex computations to be performed that were not previously required in U.S. tax law. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. We have not completed our determination of the accounting implications of the U.S. Tax Reform. However, we have reasonably estimated the effects and recorded provisional amounts in our consolidated financial statements as of February 3, 2018. As we complete our analysis of the U.S. Tax Reform, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

Income tax provision consisted of the following:

	Fiscal
	2017	2016	2015
	(in thousands)
Current:
Federal	$60,083	$61,506	$64,416
Foreign	901	954	941
State and local	11,370	9,149	9,186
Total current tax expense	72,354	71,609	74,543
Deferred:
Federal	(10,436)	4,972	8,035
Foreign	927	674	817
State and local	(3,228)	1,598	411
Total deferred tax expense	(12,737)	7,244	9,263
Income tax provision	$59,617	$78,853	$83,806

The following presents a reconciliation of the income tax provision based on the U.S. federal statutory tax rate to the total tax provision (the U.S. federal statutory tax rate used below for fiscal 2017 excludes the impact of the revised rate due to the U.S. Tax Reform as that change is reflected in the net impact of implementing the U.S. Tax Reform):

	Fiscal
	2017	2016	2015
	(in thousands)
Income tax provision at federal statutory rate	$44,422	$71,186	$76,944
State and local taxes, net of federal benefit	3,893	7,212	7,847
Foreign	922	802	1,031
Net impact of implementing the U.S. Tax Reform	10,079	—	—
Other	301	(347)	(2,016)
Income tax provision	$59,617	$78,853	$83,806

For fiscal 2017, our federal statutory rate, including the impact of implementing the U.S. Tax Reform, was a blended rate of 33.7% based on the applicable federal statutory rates before and after the U.S. Tax Reform and the number of days in our fiscal year.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	February 3, 2018	January 28, 2017
	(in thousands)
Deferred tax assets:
State bonus depreciation	$3,171	$2,989
Inventory	6,557	9,298
Construction and tenant allowances	1,311	2,386
Stock-based compensation	9,402	11,216
Equity earnings	2,379	1,560
Gift cards	2,719	3,928
Accrued expenses	2,184	2,747
Accrued rewards	3,242	4,568
Accrued rent	11,284	18,007
Other	2,507	3,124
	44,756	59,823
Less: valuation allowance	(2,736)	(1,972)
Total deferred tax assets, net of valuation allowance	42,020	57,851
Deferred tax liabilities:
Property and equipment	(21,800)	(31,923)
Change in fair value of contingent consideration	9,108	(8,075)
Prepaid expenses and other	(1,657)	(2,919)
Total deferred tax liabilities	(14,349)	(42,917)
Net deferred tax asset	$27,671	$14,934

We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The valuation allowance is related to a capital loss carryforward and state income tax refunds.

The U.S. Tax Reform includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been previously accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and we do not expect to incur any significant, additional taxes related to such amounts.

Changes in gross unrecognized tax benefits were as follows:

	Fiscal
	2017	2016	2015
	(in thousands)
Unrecognized tax benefits - beginning of period	$6,773	$5,767	$5,073
Additions for tax positions taken in the current year	1,835	2,513	2,109
Reductions for tax positions taken in prior years:
Lapses of applicable statutes of limitations	(233)	(475)	(854)
Settlements	(450)	(1,032)	(561)
Unrecognized tax benefits - end of period	$7,925	$6,773	$5,767

As of February 3, 2018, January 28, 2017 and January 30, 2016, unrecognized tax benefits of $6.7 million, $4.8 million and $3.9 million, respectively, of the total unrecognized tax benefits would affect the effective tax rate if recognized. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on our financial position, results of operations or cash flows. We recognize interest and penalties related to

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrecognized tax benefits as a component of the income tax provision. Interest and penalties were not material for fiscal 2017, 2016 and 2015.

We are no longer subject to U.S federal income tax examinations for years prior to fiscal 2015 and state income tax examinations for years prior to 2012. We do not have state income tax returns in the process of examination at this time. We estimate the range of possible changes that may result from any future tax examinations to be insignificant at this time.

16.	SEGMENT REPORTING

The DSW segment, which includes DSW stores and dsw.com, is our only reportable segment. Our other operating segments, ABG and Ebuys, are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes. ABG was previously shown as a separate reportable segment that has now been included in Other due to us no longer providing services to Gordmans after fiscal 2017. Prior periods presented have been restated to include ABG in Other for comparative purposes. The performance of each segment is based on gross profit, which is defined as net sales less cost of sales. We have determined that the Chief Operating Decision Maker ("CODM") is our Chief Executive Officer and we have identified such segments based on internal management reporting and responsibilities.

The following provides certain financial data by segment reconciled to the consolidated financial statements (total assets by segment are not presented as the CODM does not evaluate, manage or measure performance of segments using total assets):

	DSW Segment	Other	Total
	(in thousands)
Fiscal 2017
Net sales	$2,571,950	227,844	$2,799,794
Gross profit	$773,643	15,733	$789,376
Cash paid for property and equipment	$52,541	3,741	$56,282
Depreciation and amortization	$75,692	4,524	$80,216
Fiscal 2016
Net sales	$2,477,991	233,453	$2,711,444
Gross profit	$737,423	34,410	$771,833
Cash paid for property and equipment	$86,430	1,150	$87,580
Depreciation and amortization	$76,776	4,863	$81,639
Fiscal 2015
Net sales	$2,470,107	150,141	$2,620,248
Gross profit	$740,402	27,967	$768,369
Cash paid for property and equipment	$103,087	852	$103,939
Depreciation and amortization	$72,734	843	$73,577

We primarily operate in the United States and its territories. Ebuys sells products to customers located in North America, Europe, Australia and Asia, and Town Shoes operates in Canada. Net sales realized from geographic markets outside of the United States have collectively been immaterial. Substantially all of our long-lived assets reside within the United States. No single customer accounts for ten percent or more of net sales.

For the DSW segment, we separate our merchandise into three primary categories: women's footwear; men's footwear; and accessories and other (which includes kids' footwear). The following table sets forth the approximate percentages of DSW segment sales attributable to each merchandise category:

	Fiscal
Category	2017	2016	2015
Women's footwear	69%	69%	69%
Men's footwear	22%	22%	22%
Accessories and other	9%	9%	9%

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly consolidated financial data for fiscal 2017 and 2016 that have been prepared on the same basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair presentation, in all material respects, of the information set forth therein on a consistent basis:

	Fiscal 2017 Quarters Ended(1)
	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018(2)
	(in thousands, except per share data)
Net sales	$691,102	$680,409	$708,308	$719,975
Gross profit	$195,229	$196,972	$206,717	$190,458
Operating profit	$40,881	$46,747	$3,422	$33,910
Net income(3)	$22,967	$28,599	$4,037	$11,701
Diluted earnings per share(5)	$0.28	$0.35	$0.05	$0.15

	Fiscal 2016 Quarters Ended(4)
	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
	(in thousands, except per share data)
Net sales	$681,267	$658,944	$696,616	$674,617
Gross profit	$204,357	$186,861	$211,780	$168,835
Operating profit	$48,716	$39,607	$62,899	$48,946
Net income	$30,014	$25,032	$38,963	$30,526
Diluted earnings per share(5)	$0.36	$0.30	$0.47	$0.38

(1)	During fiscal 2017, operating results were impacted by the following pre-tax items related to Ebuys for the quarters presented:

	Fiscal 2017 Quarters Ended
	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
	(in thousands)
Impairment charges	$—	$—	$82,701	$6,739
Inventory write-downs	$—	$—	$—	$9,257
Loss (gain) due to change in fair value of contingent consideration liability	$1,084	$1,168	$(31,178)	$(3,821)

(2)
The fourth quarter of fiscal 2017 includes an additional week of activity when compared to the previous quarters during fiscal 2017 and fiscal 2016 quarters due to fiscal 2017 consisting of 53 weeks. The additional week added $35.6 million of sales, $15.9 million of gross margin, $7.9 million of operating profit, and $4.9 million of net income, or $0.06 diluted earnings per share.

(3)	During the fourth quarter of fiscal 2017, we recognized $10.1 million of additional net tax expense as a result of implementing the U.S. Tax Reform.

DSW INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	During fiscal 2016, operating results were impacted by the following pre-tax items related to Ebuys for the quarters presented:

	Fiscal 2016 Quarters Ended
	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
	(in thousands)
Loss (gain) due to change in fair value of contingent consideration liability	$1,445	$2,167	$1,469	$(25,232)

(5)	The sum of the quarterly diluted earnings per share amounts may not equal the fiscal year amount due to rounding and the use of weighted average shares outstanding for each period.

18.    SUBSEQUENT EVENT

On March 13, 2018, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on April 6, 2018 to shareholders of record at the close of business on March 23, 2018.