Form 10-Q
period 2018-05-05
DSW Inc.
filed 2018-06-01
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018
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

Number of shares outstanding of each of the registrant's classes of common stock, as of May 25, 2018: 72,470,639 Class A Common Shares and 7,732,786 Class B Common Shares.

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

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended
	May 5, 2018	April 29, 2017
Revenue:
Net sales	$710,437	$690,819
Franchise and other revenue	1,665	1,219
Total revenue	712,102	692,038
Cost of sales	(505,212)	(493,734)
Franchise costs	(280)	—
Operating expenses	(168,140)	(156,568)
Change in fair value of contingent consideration liability	—	(1,084)
Operating profit	38,470	40,652
Interest income, net	664	561
Non-operating expense	(2,137)	(1,504)
Income before income taxes and loss from Town Shoes	36,997	39,709
Income tax provision	(11,390)	(15,585)
Loss from Town Shoes	(1,310)	(1,306)
Net income	$24,297	$22,818
Basic and diluted earnings per share:
Basic earnings per share	$0.30	$0.28
Diluted earnings per share	$0.30	$0.28
Weighted average shares used in per share calculations:
Basic shares	80,108	80,217
Diluted shares	80,758	80,732

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended
	May 5, 2018	April 29, 2017
Net income	$24,297	$22,818
Other comprehensive income (loss), net of income taxes:
Foreign currency translation loss	(4,685)	(4,120)
Unrealized net gain (loss) on debt securities	(344)	56
Reclassification adjustment for net losses realized in net income	1,905	1,580
Total other comprehensive loss, net of income taxes	(3,124)	(2,484)
Total comprehensive income	$21,173	$20,334

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	May 5, 2018	February 3, 2018	April 29, 2017
ASSETS
Cash and cash equivalents	$197,162	$175,932	$79,673
Investments	71,708	124,605	174,193
Accounts receivable	12,776	17,532	15,545
Accounts receivable from related parties	795	1,704	1,320
Inventories	539,700	501,903	575,171
Prepaid expenses and other current assets	56,815	49,197	44,464
Total current assets	878,956	870,873	890,366
Property and equipment, net	352,550	355,199	374,320
Goodwill	25,899	25,899	79,689
Intangible assets	135	135	34,044
Deferred income taxes	28,174	27,711	16,311
Equity investment in Town Shoes	2,401	6,096	13,705
Notes receivable from Town Shoes	123,710	115,895	52,928
Other assets	19,793	19,709	18,359
Total assets	$1,431,618	$1,421,517	$1,479,722
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$185,152	$178,449	$212,821
Accounts payable to related parties	886	859	790
Accrued expenses	139,346	148,226	139,419
Total current liabilities	325,384	327,534	353,030
Non-current liabilities	145,366	138,732	142,519
Contingent consideration liability	—	—	34,288
Total liabilities	470,750	466,266	529,837
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	965,623	961,245	949,645
Treasury shares, at cost	(325,906)	(325,906)	(316,531)
Retained earnings	359,342	354,979	358,189
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(13,198)	(10,074)	(16,425)
Total shareholders' equity	960,868	955,251	949,885
Total liabilities and shareholders' equity	$1,431,618	$1,421,517	$1,479,722

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended
	May 5, 2018	April 29, 2017
Cash flows from operating activities:
Net income	$24,297	$22,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,011	21,005
Stock-based compensation expense	4,514	3,609
Deferred income taxes	(413)	(1,236)
Loss from Town Shoes	1,310	1,306
Lease exit charges	3,559	—
Change in fair value of contingent consideration liability	—	1,084
Loss on foreign currency reclassified from accumulated other comprehensive income (loss)	1,745	1,462
Change in operating assets and liabilities:
Accounts receivable	5,665	2,141
Inventories	(37,797)	(75,176)
Prepaid expenses and other current assets	(7,361)	(6,680)
Accounts payable	12,767	26,786
Accrued expenses	(7,250)	4,428
Other	6,248	5,771
Net cash provided by operating activities	25,295	7,318
Cash flows from investing activities:
Cash paid for property and equipment	(18,185)	(18,314)
Purchases of available-for-sale investments	(8,106)	(54,700)
Sales of available-for-sale investments	59,915	54,036
Additional borrowings by Town Shoes	(15,989)	(5,689)
Net cash provided by (used in) investing activities	17,635	(24,667)
Cash flows from financing activities:
Proceeds from exercise of stock options	764	328
Net change in vendor payment program	(1,630)	898
Cash paid for income taxes for stock-based compensation shares withheld	(900)	(643)
Dividends paid	(19,934)	(15,977)
Net cash used in financing activities	(21,700)	(15,394)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,230	(32,743)
Cash, cash equivalents, and restricted cash, beginning of period	175,932	115,311
Cash, cash equivalents, and restricted cash, end of period	$197,162	$82,568
Supplemental disclosures of cash flow information -
Cash paid for income taxes	$2,401	$23,947
Non-cash investing and financing activities -
Property and equipment purchases not yet paid	$7,186	$5,092

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Business Operations- DSW Inc., an Ohio corporation, together with its wholly-owned subsidiaries, is the destination for on-trend footwear and accessories brands at a great value every single day. We offer a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids in DSW stores nationwide and on dsw.com. Our Affiliated Business Group ("ABG") partners with other retailers to help build and optimize their in-store and online footwear businesses by leveraging our sourcing network to produce a merchandise assortment that meets their needs. ABG currently provides service to Stein Mart stores and Steinmart.com and a single Frugal Fannie's store through ongoing supply arrangements. On March 13, 2017, Gordmans (a previous ABG partner) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and announced a plan to close its stores. Stage Stores, Inc. acquired 58 Gordmans' stores and we provided services for these stores through the end of fiscal 2017 to support their transition.

As of May 5, 2018, we had an equity investment in Town Shoes Limited ("Town Shoes"). On May 10, 2018, we acquired the remaining interest in Town Shoes and we will include Town Shoes as a consolidated wholly-owned subsidiary beginning with our second quarter of fiscal 2018. Town Shoes is the market leader in branded footwear in Canada, primarily under The Shoe Company, Shoe Warehouse, Town Shoes and DSW Designer Shoe Warehouse banners, as well as an e-commerce site. The DSW Designer Shoe Warehouse stores in Canada operate under a licensing agreement.

On March 4, 2016, we acquired Ebuys, Inc. ("Ebuys"), an off price footwear and accessories retailer operating in digital marketplaces. Due to recurring operating losses incurred by Ebuys since its acquisition, as well as increased competitive pressures in the digital marketplaces, during the fourth quarter of fiscal 2017, we decided to exit the business and ended all operations in the first quarter of fiscal 2018.

On August 2, 2016, we signed an agreement with the Apparel Group as an exclusive franchise partner in the Gulf Coast region of the Middle East. Under this franchise agreement, the first three franchise stores in this region are now open.

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at February 3, 2018 has been derived from the audited financial statements at that date, as restated for the adoption of the new accounting standard for revenue recognition (refer to Note 3, Revenue). The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the U.S. Securities and Exchange Commission on March 23, 2018.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year refer to the calendar year in which the fiscal year begins.

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Principles of Consolidation- The consolidated financial statements include the accounts of DSW Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States dollars ("USD"), unless otherwise noted.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates are required as a part of sales returns, depreciation, amortization, inventory valuation, gift card breakage income, loyalty program reserve, impairments of long-lived assets and goodwill, legal reserves, accrual for lease obligations, income taxes, and self-insurance reserves. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenue Recognition- Sales are recognized upon customer receipt of merchandise, net of estimated returns and excludes sales tax. Customers can purchase products from us at one of our stores, online or from our mobile application. For products shipped directly to our customers, we recognize the sale upon the estimated customer receipt date based on historical delivery transit times. Revenue from shipping and handling is recorded in net sales while the related costs are included in cost of sales. For products shipped directly to our customers from our suppliers (referred to as “drop ship”), we record gross sales upon delivery based on the price paid by the customers as we have determined that we are the principal party responsible for the sale transaction.

ABG supplies footwear, under supply arrangements, to other retailers. We maintain ownership of the merchandise we supply under these arrangements, including risk of loss, returns, shrink up to a certain percentage and loss of inventory value, until customer receipt. Furthermore, we are responsible for the footwear assortment, inventory fulfillment, and pricing at all locations and online. As a result, sales are recognized upon receipt by the end customer, net of estimated returns and exclude sales tax. The affiliated retailers provide the sales associates and retail space. We pay a percentage of net sales as rent, which is included in cost of sales as occupancy expense.

Gift Cards- Amounts received from the sale of gift cards are recorded as a liability and are recognized as sales when the cards are redeemed for merchandise. Based on historical information, the likelihood of a gift card remaining unredeemed (referred to as “breakage”) can be reasonably estimated at the time of gift card issuance. Breakage income is recognized over the estimated average redemption period of redeemed gift cards.

Loyalty Program- We offer a loyalty program to our customers where members earn points based on their level of spending, as well as for various other activities. Upon reaching a specified point threshold, members receive reward certificates that may be redeemed for DSW purchases made within the stated expiration date. We record a reduction of net sales when points are awarded based on an allocation of the initial customer purchase and the stand alone value of the points earned. We maintain a deferred liability for the outstanding points and certificates based on historical conversion and redemption rates. The deferred liability is reduced and sales are recognized when certificates are redeemed or when points and certificates expire.

Franchise Revenue and Costs- Franchise revenue consists of royalties and other fees paid by franchisees, as well as merchandise sales to franchisees, and is included in franchise and other revenue in the consolidated statements of operations. Royalties are earned based upon a percentage of reported franchise sales and are recognized on a monthly basis when earned. Merchandise sales and any relating shipping charges are recognized as franchise revenue upon receipt of goods by the franchisee. The cost of goods sold to franchisees and related shipping costs are recognized as franchise costs at the same time franchise revenue is recognized.

Other Revenue- Other revenue consists of rental income on owned properties and is included in franchise and other revenue in the consolidated statements of operations.

Income Taxes- On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "U.S. Tax Reform") was enacted in the U.S., which significantly changes how the U.S. taxes corporations. The U.S. Tax Reform included the reduction in the federal statutory tax rate from 35% to 21% and requires complex computations to be performed that were not previously required in U.S. tax law. The U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. We have not completed our determination of the accounting implications of the U.S. Tax Reform and no changes were recorded during the three months ended May 5, 2018 to the provisional amounts recorded as of February 3, 2018. However, we have reasonably estimated the effects and recorded provisional amounts in our consolidated financial statements as of May 5, 2018. As we complete our analysis of the U.S. Tax Reform, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Primarily due to the U.S. Tax Reform, our effective tax rate decreased from 40.6% for the three months ended April 29, 2017 to 31.9% for the three months ended May 5, 2018.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	May 5, 2018	February 3, 2018	April 29, 2017
Cash and cash equivalents	$197,162	$175,932	$79,673
Restricted cash, included in prepaid expenses and other current assets	—	—	2,895
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$197,162	$175,932	$82,568

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

We measure investments at fair value on a recurring basis. Investments are measured using a market-based approach using inputs such as prices of similar assets in active markets (categorized as Level 2), except for an immaterial amount of investments measured based on quoted market prices in active markets (categorized as Level 1) as of April 29, 2017.

The carrying value of cash and cash equivalents, accounts receivables and accounts payables approximated their fair values due to their short-term nature. As of May 5, 2018, February 3, 2018 and April 29, 2017, the fair value of the notes receivable from Town Shoes was $124.4 million, $117.8 million and $46.1 million, respectively, compared to the carrying value of $123.7 million, $115.9 million and $52.9 million, respectively. We estimated the fair value of the notes receivable based upon current interest rates offered on similar instruments. The change in fair value is based on the change in comparable rates on similar instruments.

Prior Period Reclassification- Certain prior period reclassifications were made to conform to the current period presentation. Prepaid rent to related parties was reclassified to prepaid expenses and other current assets and long-term prepaid rent to related parties were reclassified to other assets in our consolidated balance sheets.

Recent Accounting Pronouncements- In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-02, Leases, which will change how we account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to current accounting for capital leases. Upon transition, we will recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The standard is effective for us in the first quarter of fiscal 2019 with early adoption permitted. We will not early adopt ASU 2016-02 and we expect that the standard will have a material impact to our consolidated balance sheets. We are currently evaluating the full impact of the standard, including optional practical expedients that we may elect upon adoption, and we are progressing with our implementation plan. Our implementation plan includes identifying our lease population, updating our lease database, assessing the lease system utilized by our third-party lease administrator, and identifying changes to processes and controls.

2.    ACQUISITION

Equity Investment in Town Shoes- In fiscal 2014, we acquired a 49.2% interest in Town Shoes for $75.1 million Canadian dollars ("CAD") ($68.9 million USD), which included an unsecured subordinated note from Town Shoes that earns payment-in-kind interest at 12% and matures on February 14, 2022. As of May 5, 2018, our ownership percentage was 46.3%. The dilution of our ownership was due to Town Shoes' employees exercises of stock options. Our ownership stake provided 50% voting control and board representation equal to the co-investor. The co-investor held a put option to sell the remaining interest in Town Shoes to us and we held a call option to purchase the remaining interest in Town Shoes.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Step Acquisition of Town Shoes- On May 10, 2018, we acquired the remaining interest in Town Shoes for $36.2 million CAD ($28.2 million USD), net of acquired cash of $8.5 million CAD ($6.6 million USD), by exercising our call option. This will be accounted for in the second quarter of fiscal 2018 as a step acquisition whereby we will remeasure to fair value our pre-existing assets, which will include our equity investment in Town Shoes and notes and accounts receivable from Town Shoes, and include these assets in the determination of the purchase price. Also during the second quarter of fiscal 2018, we will reclassify a net loss of $12.2 million of foreign currency translation related to the pre-existing balances from accumulated other comprehensive loss to non-operating expense.

We will include Town Shoes as a consolidated wholly-owned subsidiary beginning with our second quarter of fiscal 2018. Given the acquisition date, we are in the process of developing our fair value assumptions for the pre-existing assets and the assets and liabilities acquired.

3.    REVENUE

Adoption of ASU 2014-09, Revenue from Contracts with Customers- During the first quarter of fiscal 2018, we adopted the new accounting standard for revenue recognition, ASU 2014-09 and the related amendments, using the full retrospective method where each prior period presented is restated. We recorded an increase to retained earnings as of January 31, 2016 (opening balance) of $4.9 million. The adoption of ASU 2014-09 had the following impacts:

•
Income from the breakage of gift cards is classified within net sales and recognized proportionately over the expected redemption period, which was previously recognized as a reduction to operating expenses when the redemption of the gift card was deemed remote.

•	The loyalty program is being treated as deferred revenue, which was previously treated using the incremental cost method and recognized to cost of sales.

•	We changed other classifications between net sales, franchise and other revenue, cost of sales and operating expenses for various revenue-related transactions.

•
We present our estimated returns allowance on a gross basis with returns liability recorded to accrued expenses and an asset for recovery to prepaid expenses and other current assets, which were previously presented on a net basis in accrued expenses.

As a result of adopting ASU 2014-09, we adjusted our condensed consolidated statements of operations (including total comprehensive income) on a retrospective basis as follows:

	Three months ended April 29, 2017
(in thousands, except per share amounts)	As Reported	Adjustments	As Adjusted
Net sales	$691,102	(283)	$690,819
Franchise and other revenue	$—	1,219	$1,219
Total revenue	$—	692,038	$692,038
Cost of sales	$(495,873)	2,139	$(493,734)
Operating expenses	$(153,264)	(3,304)	$(156,568)
Operating profit	$40,881	(229)	$40,652
Income before income taxes and loss from Town Shoes	$39,938	(229)	$39,709
Income tax provision	$(15,665)	80	$(15,585)
Net income	$22,967	(149)	$22,818
Total comprehensive income	$20,483	(149)	$20,334
Basic earnings per share	$0.29	(0.01)	$0.28

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of adopting ASU 2014-09, we adjusted our condensed consolidated balance sheets on a retrospective basis as follows:

	February 3, 2018			April 29, 2017
(in thousands)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
ASSETS
Prepaid expenses and other current assets	$41,333	7,864	$49,197	$36,230	8,234	$44,464
Total current assets	$863,009	7,864	$870,873	$882,132	8,234	$890,366
Deferred income taxes	$27,671	40	$27,711	$16,287	24	$16,311
Total assets	$1,413,613	7,904	$1,421,517	$1,471,464	8,258	$1,479,722
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses	$145,218	3,008	$148,226	$135,758	3,661	$139,419
Total current liabilities	$324,526	3,008	$327,534	$349,369	3,661	$353,030
Total liabilities	$463,258	3,008	$466,266	$526,176	3,661	$529,837
Retained earnings	$350,083	4,896	$354,979	$353,592	4,597	$358,189
Total shareholders' equity	$950,355	4,896	$955,251	$945,288	4,597	$949,885
Total liabilities and shareholders' equity	$1,413,613	7,904	$1,421,517	$1,471,464	8,258	$1,479,722

As a result of adopting ASU 2014-09, we adjusted our condensed consolidated statements of cash flows on a retrospective basis as follows:

	Three months ended April 29, 2017
(in thousands)	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$22,967	(149)	$22,818
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(1,232)	(4)	$(1,236)
Prepaid expenses and other current assets	$(6,833)	153	$(6,680)

Disaggregation of Revenue- The following table presents our revenue disaggregated by operating and reporting segments:

	Three months ended
(in thousands)	May 5, 2018	April 29, 2017
Net sales:
DSW segment	$669,784	$624,504
Other:
ABG	35,020	43,988
Ebuys	5,633	22,327
	40,653	66,315
Total net sales	710,437	690,819
Franchise and other revenue	1,665	1,219
Total revenue	$712,102	$692,038

Net sales recognized are primarily based on sales to customers in the U.S. Net sales realized from geographic markets outside of the U.S. have collectively been immaterial.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the DSW segment, we separate our merchandise into three primary categories: women’s footwear, men’s footwear, and accessories and other (which includes kids’ footwear). The following table presents the DSW segment sales by category:

	Three months ended
(in thousands)	May 5, 2018		April 29, 2017
DSW segment categories:
Women's footwear	$469,284	70.1%	$437,930	70.1%
Men's footwear	133,159	19.9	128,113	20.5
Accessories and other	67,341	10.0	58,461	9.4
	$669,784	100.0%	$624,504	100.0%

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty program:

	Three months ended
(in thousands)	May 5, 2018	April 29, 2017
Gift cards:
Beginning of period	$32,792	$30,829
Gift cards redeemed and breakage recognized to net sales	(22,273)	(19,309)
Gift cards issued	17,632	16,282
End of period	$28,151	$27,802
Loyalty program:
Beginning of period	$21,282	$19,889
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(6,635)	(6,656)
Deferred revenue for loyalty points issued	7,464	8,054
End of period	$22,111	$21,287

Sales Returns- We reduce net sales by the amount of expected returns and cost of sales by the amount of merchandise we expect to recover, which are estimated based on historical experience. The following table presents the changes and total balances for the returns liability:

	Three months ended
(in thousands)	May 5, 2018	April 29, 2017
Sales returns liability:
Beginning of period	$14,130	$14,149
Net sales reduced for estimated returns	85,053	77,936
Actual returns during the period	(83,177)	(77,133)
End of period	$16,006	$14,952

As of May 5, 2018, February 3, 2018, and April 29, 2017, the asset for recovery of merchandise returns was $8.5 million, $7.9 million, and $8.2 million, respectively.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    RELATED PARTY TRANSACTIONS

Accounts receivable and accounts payable associated with related parties are separately presented on the consolidated balance sheets. Accounts receivable from and payables to related parties normally settle in the form of cash in 30 to 60 days.

Schottenstein Affiliates

As of May 5, 2018, the Schottenstein Affiliates, entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 14% of the Company's outstanding common shares, representing approximately 49% of the combined voting power. As of May 5, 2018, the Schottenstein Affiliates beneficially owned 4.0 million Class A common shares and 7.7 million Class B common shares.

Leases- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. During the three months ended May 5, 2018 and April 29, 2017, we recorded rent expense from leases with Schottenstein Affiliates of $2.3 million and $2.3 million, respectively.

Other Purchases and Services- During the three months ended May 5, 2018 and April 29, 2017, we had other purchases and services from Schottenstein Affiliates of $1.5 million and $0.3 million, respectively.

Town Shoes

As of May 5, 2018, our ownership percentage in Town Shoes was 46.3%, which provides us a 50% voting control and board representation equal to the co-investor, and is treated as an equity investment.

Management Agreement- We have a management agreement with Town Shoes under which we provide certain information technology and management services. During the three months ended May 5, 2018 and April 29, 2017, we recognized income of $0.3 million and $0.3 million, respectively.

License Agreement- We license the use of our tradename and trademark, DSW Designer Shoe Warehouse, to Town Shoes for a royalty fee based on a percentage of net sales from its Canadian DSW stores, which are included in net sales. The license is exclusive and non-transferable for use in Canada. During the three months ended May 5, 2018 and April 29, 2017, we recognized royalty income of $0.1 million and $0.1 million, respectively.

Other Purchases and Services- During the three months ended May 5, 2018 and April 29, 2017, Town Shoes had other purchases and services from us of $0.4 million and $0.9 million, respectively. During the three months ended May 5, 2018, we purchased inventory from Town Shoes for $1.3 million.

5.    EARNINGS PER SHARE

Basic earnings per share is based on net income and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options, restricted stock units ("RSUs"), and performance-based restricted stock units ("PSUs") calculated using the treasury stock method.

The following is a reconciliation of the number of shares used in the calculation of earnings per share:

	Three months ended
(in thousands)	May 5, 2018	April 29, 2017
Weighted average shares outstanding - Basic shares	80,108	80,217
Dilutive effect of stock-based compensation awards	650	515
Weighted average shares outstanding - Diluted shares	80,758	80,732

For the three months ended May 5, 2018 and April 29, 2017, the number of potential shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive was 3.9 million and 3.9 million, respectively.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended
(in thousands)	May 5, 2018	April 29, 2017
Stock options	$1,795	$1,751
Restricted and director stock units	2,719	1,858
	$4,514	$3,609

The following table summarizes the stock-based compensation award activity for the three months ended May 5, 2018:

	Number of shares
(in thousands)	Stock Options	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	4,333	436	457
Granted	—	589	244
Exercised / vested	(126)	(39)	(49)
Forfeited / expired	(33)	(7)	(4)
Outstanding - end of period	4,174	979	648

As of May 5, 2018, 4.1 million shares of Class A common shares remain available for future stock-based compensation grants under the 2014 Long-Term Incentive Plan.

7.    SHAREHOLDERS' EQUITY

Shares- Our Class A common shares are listed for trading under the ticker symbol "DSW" on the New York Stock Exchange. There is currently no public market for the Company's Class B common shares, but the Class B common shares can be exchanged for the Company's Class A common shares at the election of the holder on a share for share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval.

The following table provides additional information for our common shares:

	May 5, 2018		February 3, 2018		April 29, 2017
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	85,561	7,733	85,385	7,733	85,126	7,733
Outstanding shares	72,470	7,733	72,294	7,733	72,535	7,733
Treasury shares	13,091	—	13,091	—	12,591	—

We have authorized 100.0 million shares of no par value preferred shares with no shares issued for any of the periods presented.

Dividends- On May 30, 2018, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on July 5, 2018 to shareholders of record at the close of business on June 21, 2018.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500.0 million of DSW common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the three months ended May 5, 2018 and April 29, 2017, we did not repurchase any Class A common shares, with $524.1 million of Class A common shares that remain authorized under the program as of May 5, 2018. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Income (Loss)- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Three months ended
	May 5, 2018			April 29, 2017
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(9,278)	$(796)	$(10,074)	$(13,699)	$(242)	$(13,941)
Other comprehensive income (loss) before reclassifications	(4,685)	(344)	(5,029)	(4,120)	56	(4,064)
Amounts reclassified to non-operating income	1,745	160	1,905	1,462	118	1,580
Other comprehensive income (loss)	(2,940)	(184)	(3,124)	(2,658)	174	(2,484)
Accumulated other comprehensive loss - end of period	$(12,218)	$(980)	$(13,198)	$(16,357)	$(68)	$(16,425)

8.    INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	May 5, 2018	February 3, 2018	April 29, 2017
Carrying value of investments	$72,688	$125,349	$174,381
Unrealized gains included in accumulated other comprehensive loss	6	23	87
Unrealized losses included in accumulated other comprehensive loss	(986)	(767)	(275)
Fair value	$71,708	$124,605	$174,193

9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	May 5, 2018	February 3, 2018	April 29, 2017
Land	$1,110	$1,110	$1,110
Buildings	12,485	12,485	12,485
Building and leasehold improvements	405,788	404,852	395,576
Furniture, fixtures and equipment	427,026	423,597	414,179
Software	139,712	137,917	134,656
Construction in progress(1)	41,594	39,201	25,420
Total property and equipment	1,027,715	1,019,162	983,426
Accumulated depreciation and amortization	(675,165)	(663,963)	(609,106)
Property and equipment, net	$352,550	$355,199	$374,320

(1)	Construction in progress is comprised primarily of the construction of leasehold improvements and furniture and fixtures related to unopened stores and internal-use software under development.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	Three months ended
	May 5, 2018			April 29, 2017
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Segment - beginning of period:
DSW segment	$25,899	$—	$25,899	$25,899	$—	$25,899
Other - Ebuys	53,790	(53,790)	—	53,790	—	53,790
	79,689	(53,790)	25,899	79,689	—	79,689
Eliminated Ebuys goodwill	(53,790)	53,790	—	—	—	—
DSW segment - end of period	$25,899	$—	$25,899	$79,689	$—	$79,689

Intangible Assets- As of May 5, 2018, intangible assets consisted of only indefinite-lived trademarks and tradenames as we wrote off the definite-lived intangible assets as a result of our decision to exit the Ebuys business.

Intangible assets consisted of the following as of February 3, 2018 and April 29, 2017:

	February 3, 2018
(in thousands)	Cost	Accumulated Amortization	Net
Definite-lived:
Online retailer and customer relationships	$3,767	$(3,767)	$—
Tradenames	1,260	(1,260)	—
Non-compete agreements	1,800	(1,800)	—
Indefinite-lived trademarks and tradenames	135	—	135
	$6,962	$(6,827)	$135

	April 29, 2017
(in thousands)	Cost	Accumulated Amortization	Net
Definite-lived:
Online retailer and customer relationships	$22,300	$(2,637)	$19,663
Tradenames	11,000	(856)	10,144
Non-compete agreements	5,400	(1,260)	4,140
Indefinite-lived trademarks and tradenames	97	—	97
	$38,797	$(4,753)	$34,044

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	May 5, 2018	February 3, 2018	April 29, 2017
Gift cards and merchandise credits	$28,151	$32,792	$27,802
Accrued compensation and related expenses	13,412	25,082	18,762
Accrued taxes	24,150	20,757	22,554
Loyalty program reserve	22,111	21,282	21,287
Sales returns	16,006	14,130	14,952
Other(1)	35,516	34,183	34,062
	$139,346	$148,226	$139,419

(1)	Other is comprised of various other accrued expenses that we expect will settle within one year of the applicable period, including amounts owed under our vendor payment program described below.

We offer our vendors a payment program where a payment processing intermediary makes regularly-scheduled payments to participating vendors and we, in turn, settle monthly with the intermediary. The net change in the outstanding balance is reflected as a financing activity in the consolidated statements of cash flows.

12.    NON-CURRENT LIABILITIES

Non-current liabilities consisted of the following:

(in thousands)	May 5, 2018	February 3, 2018	April 29, 2017
Construction and tenant allowances	$78,202	$80,725	$86,803
Deferred rent	35,841	37,116	38,176
Accrual for lease obligations	11,063	6,511	8,409
Other(1)	20,260	14,380	9,131
	$145,366	$138,732	$142,519

(1)	Other is comprised of various other accrued expenses that we expect will settle beyond one year from the end of the applicable period.

The accrual for lease obligations includes an office space we lease that expires in 2024, which we sublease the entire space to an unrelated third party at an annual rent that is lower than our total annual lease obligation. The sublease was renewed for a two-year term in June 2017, which can be terminated by the tenant at any time with 60 days' notice. As a result of our decision to exit the Ebuys business, during the three months ended May 5, 2018 we exited a leased office space that expires in 2020 and a leased fulfillment center that expires in 2023. As a result, we had an addition to the accrual for lease obligations that included the reserves for these leases based on the remaining lease payments and estimated sublease income. We are marketing these locations to third parties to assume or sublease.

The following table presents the changes and total balances for the accrual for lease obligations:

	Three months ended
(in thousands)	May 5, 2018	April 29, 2017
Beginning of period	$6,511	$7,283
Additions	4,533	—
Net sublease income received (lease obligation payments)	(28)	1,043
Adjustments	47	83
End of period	$11,063	$8,409

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.    DEBT

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

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with any loans issued in CAD bearing interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of May 5, 2018, we had no outstanding borrowings under the Credit Facility and $1.9 million in letters of credit issued, resulting in $298.1 million available for borrowings. Interest expense related to the Credit Facility includes letters of credit interest, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of May 5, 2018, we were in compliance with all financial covenants.

14.    COMMITMENTS AND CONTINGENCIES

Contingent Consideration Liability- The contingent consideration liability resulted from the acquisition of Ebuys and was based on a defined earnings performance measure. The contingent consideration liability was measured at fair value with any differences between the final acquisition-date fair value and revised estimated fair value, as remeasured each reporting period, being recognized as an adjustment to income from operations. Fair value was determined using an income valuation approach, primarily based on discounted cash flows related to the projected earnings performance measure with a discount rate of approximately 13.0%. The categorization of the fair value framework used to price the liability is considered Level 3 due to the subjective nature of the unobservable inputs used to determine fair value.

Activity for the contingent consideration liability for the three months ended April 29, 2017 was as follows:

(in thousands)
Contingent consideration liability - beginning of period	$33,204
Accretion in value	1,084
Contingent consideration liability - end of period	$34,288

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

Guarantee- As a result of a previous merger, we provided a guarantee for a lease commitment that is scheduled to expire in 2024 for a location that has been leased to a third party. If the third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contractual Obligations- As of May 5, 2018, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were $0.9 million as of May 5, 2018. In addition, we have entered into various noncancelable purchase and service agreements. The obligations under these agreements were approximately $19.1 million as of May 5, 2018.

15.    SEGMENT REPORTING

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

The performance of each segment is based on net sales and gross profit, which is defined as net sales less cost of sales, as follows:

(in thousands)	DSW segment	Other	Total
Three months ended May 5, 2018
Net sales	$669,784	40,653	$710,437
Gross profit	$198,344	6,881	$205,225
Three months ended April 29, 2017
Net sales	$624,504	66,315	$690,819
Gross profit	$186,506	10,579	$197,085

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our acquisitions. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K filed on March 23, 2018, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in growing our store base and digital demand;

•	risks related to our acquisition of Town Shoes, including the possibility that the anticipated benefits of the acquisition are not realized when expected or at all;

•	our ability to protect our reputation;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;

•	risks related to the loss or disruption of our distribution and/or fulfillment operations;

•	continuation of agreements with and our reliance on the financial condition of Stein Mart;

•	our ability to execute our strategies;

•	risks related to international franchisees not operating the franchised stores according to our standards;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to the loss or disruption of our information systems and data;

•	our ability to prevent or mitigate breaches of our information security and the compromise of sensitive and confidential data;

•	failure to retain our key executives or attract qualified new personnel;

•	our reliance on our loyalty program and marketing to drive traffic, sales and customer loyalty;

•	risks related to leases of our properties;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation, including the impact of the Tax Cuts and Jobs Act;

•	uncertain general economic conditions;

•	risks related to holdings of cash and investments and access to liquidity; and

•	fluctuations in foreign currency exchange rates.

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

Executive Overview

We started the fiscal year with a significant tax benefit resulting from corporate tax reform, which we are reinvesting towards our growth initiative by driving higher market share through positive comparable sales growth. Accordingly, we are investing in several customer facing areas that focuses on product, marketing, people, and innovation that will expand DSW’s category leadership, differentiate our brand and ultimately strengthen our competitive position.

Our merchandising strategy focuses on increasing key item sourcing, strategic category distortions and the expansion of kids, which delivered a low single digit comparable sales increase in the first quarter, despite unseasonal conditions and an earlier Easter holiday. Effective marketing sustained the strong increase in digital demand post-holiday and accelerated new customer transactions, contributing to our third positive comparable sales growth in the last nine quarters. DSW Kids, now an important vehicle for market share growth, was added to 109 locations during the first quarter and we will complete its roll-out by the back-to-school season.

We also launched our new loyalty program, DSW VIP, at the end of the quarter. DSW VIP customers will enjoy a simpler points structure, enhanced shipping options and new benefits for engaging with the DSW brand, such as shoe donations. These changes mark a significant milestone in DSW Rewards and are expected to drive purchase frequency and activate new customers.

As part of our focus on improving customer engagement, we have piloted a new labor model that better allocates labor between task-specific and customer-facing functions while adding more hours to provide better customer coverage during peak hours.

We expanded the pilot of our new store design to additional locations this spring. This format enables us to increase physical capacity to showcase more product choices and carry more depth in our size offering. Furthermore, we continue to develop related service offerings, such as shoe repair, that provide our customers new opportunities to come into our stores. We will monitor results over the next few quarters.

With our other businesses, we turned over the remaining 58 Gordmans locations to Stage Stores, Inc. after transitioning the business in 2017, and, following our decision to exit Ebuys, we undertook the final liquidation of its assets and recorded charges as a result of exiting leased office space and fulfillment center.

On May 10, 2018, we completed the acquisition of the remaining interest in Town Shoes. We plan to conduct a comprehensive review of Town Shoes' real estate portfolio and develop a long-term strategy for revenue growth and cost synergies.

Financial Summary

Total revenue increased to $712.1 million for the three months ended May 5, 2018 from $692.0 million for the three months ended April 29, 2017. The 2.9% increase in total revenue was primarily driven by a 2.2% increase in comparable sales and an increase from non-comparable store sales, partially offset by the loss of sales of Gordmans stores and the exit of Ebuys.

During the three months ended May 5, 2018, gross profit as a percentage of net sales was 28.9%, an increase of 39 basis points from 28.5% in the previous year. The increase in the gross profit rate was primarily driven by a business mix shift with the loss of sales of Gordmans stores and the exit of Ebuys, partially offset by higher shipping costs with an increase in ecommerce activity.

Net income for the three months ended May 5, 2018 was $24.3 million, or $0.30 per diluted share, which included net after-tax charges of $7.2 million, or $0.09 per diluted share, related to exit costs associated with Ebuys, acquisition costs related to Town Shoes, and foreign exchange net losses. Net income for the three months ended April 29, 2017 was $22.8 million, or $0.28 per diluted share, which included net after-tax charges of $2.7 million, or $0.04 per share, related to the amortization of intangibles and the change in fair value of the contingent consideration liability associated with the acquisition of Ebuys, restructuring costs and foreign exchange net losses.

In addition to the acquisition of Town Shoes, we have continued making investments in our business that support our long-term growth objectives. During the three months ended May 5, 2018, we invested $18.2 million in capital expenditures compared to $18.3 million during the three months ended April 29, 2017. Our capital expenditures during the first quarter of fiscal 2018 primarily related to five new store openings, store remodels and business infrastructure. We plan to open approximately seven to nine new DSW stores in the U.S. in fiscal 2018.

Results of Operations

The following represents components of our consolidated results of operations, with associated percentages of total revenue:

	Three months ended
(dollars in thousands)	May 5, 2018		April 29, 2017
Revenue:
Net sales	$710,437	99.8%	$690,819	99.8%
Franchise and other revenue	1,665	0.2	1,219	0.2
Total revenue	712,102	100.0	692,038	100.0
Cost of sales	(505,212)	(71.0)	(493,734)	(71.3)
Franchise costs	(280)	—	—	—
Operating expenses	(168,140)	(23.6)	(156,568)	(22.6)
Change in fair value of contingent consideration liability	—	—	(1,084)	(0.2)
Operating profit	38,470	5.4	40,652	5.9
Interest income, net	664	0.1	561	0.1
Non-operating expense	(2,137)	(0.3)	(1,504)	(0.2)
Income before income taxes and loss from Town Shoes	36,997	5.2	39,709	5.8
Income tax provision	(11,390)	(1.6)	(15,585)	(2.3)
Loss from Town Shoes	(1,310)	(0.2)	(1,306)	(0.2)
Net income	$24,297	3.4%	$22,818	3.3%

Three Months Ended May 5, 2018 Compared to Three Months Ended April 29, 2017

Net Sales

Net sales for the three months ended May 5, 2018 increased 2.8% compared to the three months ended April 29, 2017. The following summarizes the change in total net sales from the same period last year:

(in thousands)	Three months ended May 5, 2018
Net sales for the same period last year	$690,819
Increase in comparable sales	14,738
Net increase from non-comparable store sales and other changes	32,723
Loss of sales from Gordmans and Ebuys	(27,843)
Total net sales	$710,437

The following summarizes net sales by segment:

	Three months ended
(in thousands)	May 5, 2018	April 29, 2017	Change
DSW segment	$669,784	$624,504	$45,280
Other(1)	40,653	66,315	(25,662)
Total net sales	$710,437	$690,819	$19,618

(1)	Other represents net sales for ABG and Ebuys.

The following summarizes our comparable sales change:

	Three months ended
	May 5, 2018	April 29, 2017
DSW segment	2.0%	(3.1)%
ABG	5.1%	(1.7)%
Total Company	2.2%	(3.0)%

Our increase in total net sales for the three months ended May 5, 2018 over the same period last year was primarily driven by the increase in comparable sales and an increase from non-comparable store sales, partially offset from the loss of sales of Gordmans stores and the exit of Ebuys. Within the DSW segment, comparable sales increased as we had higher comparable transactions partially offset by a decline in comparable average dollar sales per transaction. We had strong growth in digital demand with an increase in our store fulfillment of digital orders.

Franchise and Other Revenue

Franchise and other revenue consists of merchandise sales, royalties and other fees paid by franchisees, as well as rental income on owned properties.

Gross Profit

Gross profit is determined as follows:

	Three months ended
(in thousands)	May 5, 2018	April 29, 2017
Net sales	$710,437	$690,819
Cost of sales	(505,212)	(493,734)
Gross profit	$205,225	$197,085
Gross profit as a percentage of net sales	28.9%	28.5%

The following presents gross profit and their components as a percentage of net sales:

	Three months ended
	May 5, 2018	April 29, 2017
DSW segment:
Merchandise margin	42.6%	43.2%
Store occupancy expenses	(10.7)%	(11.0)%
Distribution and fulfillment expenses	(2.3)%	(2.3)%
Gross profit	29.6%	29.9%
Other - gross profit	16.9%	16.0%
Total Company gross profit	28.9%	28.5%

DSW segment merchandise margin decreased 60 basis points for the three months ended May 5, 2018 over the same period last year primarily due to higher shipping costs with an increase in ecommerce activity, partially offset by improved leverage of occupancy expenses. Related to ABG and Ebuys included in Other, the gross profit margin increased primarily due to higher initial markups at ABG, which were partially offset by the impact of winding down the operations at Ebuys.

Operating Expenses

For the three months ended May 5, 2018, operating expenses as a percentage of total revenue increased 100 basis points over the same period last year due to higher marketing expenses and lease exit and other termination costs recorded during the three months ended May 5, 2018 related to the exit of the Ebuys business.

Non-operating Expense

Non-operating expense primarily reflects recognized foreign exchange losses resulting from transactions with our Canadian investments.

Income Taxes

On December 22, 2017, the U.S. Tax Reform was enacted in the U.S., which included the reduction in the federal statutory tax rate from 35% to 21%. Primarily due to the U.S. Tax Reform, our effective tax rate decreased from 40.6% for the three months ended April 29, 2017 to 31.9% for the three months ended May 5, 2018.

Loss from Town Shoes

Loss from Town Shoes includes our portion of the loss in Town Shoes' operations, offset by the interest income on the notes receivable from Town Shoes.

Seasonality

Our business is subject to seasonal merchandise trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter, and new fall styles are primarily introduced in the third quarter.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels typically build seasonally. On May 10, 2018, we acquired the remaining interest in Town Shoes using cash on hand for $36.2 million CAD ($28.2 million USD), net of acquired cash of $8.5 million CAD ($6.6 million USD).

On February 13, 2018, the Board of Directors increased the quarterly cash dividend from $0.20 per share to $0.25 per share. On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500.0 million of DSW common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the three months ended May 5, 2018 and April 29, 2017, we did not repurchase any Class A common shares, with $524.1 million of Class A common shares that remain authorized under the program as of May 5, 2018. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy and withstand unanticipated business volatility. We believe that cash generated from our operations, together with our current levels of cash and investments, as well as availability under our Credit Facility, are sufficient over the next 12 months and the foreseeable future to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures and the Town Shoes acquisition, and repurchase common shares under our share repurchase program.

Operating Cash Flows

For the three months ended May 5, 2018, net cash provided by operations was $25.3 million compared to $7.3 million for the three months ended April 29, 2017. The increase was primarily driven by working capital timing changes as a result of the fiscal calendar shift due to fiscal 2017 including a 53rd week.

Investing Cash Flows

For the three months ended May 5, 2018, our net cash provided by investing activities was $17.6 million, which was due to liquidating our available-for-sale securities denominated in CAD in preparation for the Town Shoes acquisition in the second quarter of fiscal 2018, partially offset by $18.2 million for capital expenditures and $16.0 million of additional borrowings by Town Shoes. During the three months ended April 29, 2017, our net cash used in investing activities was $24.7 million, which included the payment of $18.3 million for capital expenditures and $5.7 million of additional borrowings by Town Shoes.

Financing Cash Flows

For the three months ended May 5, 2018, our net cash used in financing activities was $21.7 million compared to $15.4 million for the three months ended April 29, 2017. Net cash used in financing activities was primarily related to the payment of dividends, which was increased from $0.20 per share in fiscal 2017 to $0.25 per share in fiscal 2018.

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

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with any loans issued in CAD bearing interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of May 5, 2018, we had no outstanding borrowings under the Credit Facility and $1.9 million in letters of credit issued resulting in $298.1 million available for borrowings. Interest expense related to the Credit Facility includes letters of credit interest, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of May 5, 2018, we were in compliance with all financial covenants.

Capital Expenditure Plans

We expect to spend approximately $76 million for capital expenditures in fiscal 2018, with half going into new stores, store remodels and store maintenance and the other half going into technology investments and other business projects, and excludes any additional capital expenditures after our acquisition of the remaining interest in Town Shoes. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. During fiscal 2018, we plan to open approximately seven to nine new DSW stores in the U.S. and we may open additional stores in Canada after our acquisition of the remaining interest in Town Shoes. During fiscal 2017, the average investment required to open a new DSW store was approximately $1.4 million prior to construction and tenant allowances, which average $0.4 million. Of this amount, gross inventory typically accounts for $0.5 million, fixtures and leasehold improvements typically account for $0.7 million, and new store advertising and other new store expenses typically account for $0.2 million.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

We have included a summary of our contractual obligations as of February 3, 2018 in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. As of May 5, 2018, we have entered into various noncancelable purchase and service agreements resulting in purchase obligations of approximately $19.1 million. There have been no other material changes in contractual obligations outside the ordinary course of business since February 3, 2018.

Recent Accounting Pronouncements

The information related to recent accounting pronouncements as set forth in Note 1, Significant Accounting Policies, of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our consolidated financial statements. During the first quarter of fiscal 2018, we adopted the new accounting standard for revenue recognition, ASU 2014-09 and the related amendments, using the full retrospective method, as disclosed in more detail in Note 3, Revenue, of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. There have been no other material changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year.

Interest Rate Risk

We hold available-for-sale investments. Our results of operations are not materially affected by changes in market interest rates. Also, as of May 5, 2018, we did not have borrowings under our Credit Facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our Credit Facility will be at a variable rate of interest, we could potentially be impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.

Foreign Currency Exchange Risk

The equity investment in Town Shoes and the notes receivable from Town Shoes are denominated in CAD, which we translate into USD balances each quarter. The income or loss from Town Shoes is recorded in USD at the average exchange rate for the period and the equity investment in Town Shoes and the notes receivables from Town Shoes are translated in USD at the exchange rate prevailing at the balance sheet date. We record the translation gains and losses arising from changes in exchange rates in other comprehensive income. During the second quarter of fiscal 2018, as a result of acquiring the remaining interest in Town Shoes, we will reclassify a net loss of $12.2 million of foreign currency translation related to the pre-existing balances from accumulated other comprehensive loss to non-operating expense.

In addition, at the end of the first quarter of fiscal 2018 and in preparation for the Town Shoes acquisition, we sold our available-for-sale securities denominated in CAD and held $49.9 million of cash denominated in CAD. The cash denominated in CAD was used for the acquisition resulting in an immaterial foreign currency exchange gain.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth in Note 14, Commitments and Contingencies - Legal Proceedings, of the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.     Risk Factors

As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

The following table sets forth the Class A common share repurchases during the most recent quarter:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
February 4, 2018 to March 3, 2018	3	$20.34	—	$524,094
March 4, 2018 to April 7, 2018	50	$21.81	—	$524,094
April 8, 2018 to May 5, 2018	—	$—	—	$524,094
	53	$21.73	—
The total number of shares repurchased includes shares withheld in connection with tax payments due upon vesting of employee stock awards.

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

DSW INC.

Date:	June 1, 2018	By:	/s/ Jared Poff
Jared Poff
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)