Form 10-Q
period 2018-08-04
DSW Inc.
filed 2018-08-30
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018
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

Number of shares outstanding of each of the registrant's classes of common stock, as of August 24, 2018: 72,561,022 Class A Common Shares and 7,732,786 Class B Common Shares.

DSW INC.

All references to "we," "us," "our," "DSW," or the "Company" in this Quarterly Report on Form 10-Q mean DSW Inc. and its wholly-owned subsidiaries. We own many trademarks and service marks. This Quarterly Report on Form 10-Q may contain trademarks, trade dress, and tradenames of other companies. Use or display of other parties' trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended		Six months ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Revenue:
Net sales	$793,735	$681,721	$1,504,172	$1,372,540
Franchise and other revenue	1,533	1,291	3,198	2,510
Total revenue	795,268	683,012	1,507,370	1,375,050
Cost of sales	(539,240)	(482,424)	(1,044,452)	(976,158)
Franchise costs	(293)	—	(573)	—
Operating expenses	(195,026)	(152,554)	(363,166)	(309,122)
Impairment charges	(36,240)	—	(36,240)	—
Change in fair value of contingent consideration liability	—	(1,168)	—	(2,252)
Operating profit	24,469	46,866	62,939	87,518
Interest income, net	805	661	1,469	1,222
Non-operating expenses, net	(47,349)	(679)	(49,486)	(2,183)
Income (loss) before income taxes and income (loss) from equity investment	(22,075)	46,848	14,922	86,557
Income tax provision	(16,281)	(18,390)	(27,671)	(33,975)
Income (loss) from equity investment	—	219	(1,310)	(1,087)
Net income (loss)	$(38,356)	$28,677	$(14,059)	$51,495
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.48)	$0.36	$(0.18)	$0.64
Diluted earnings (loss) per share	$(0.48)	$0.36	$(0.18)	$0.64
Weighted average shares used in per share calculations:
Basic shares	80,265	80,317	80,187	80,267
Diluted shares	80,265	80,714	80,187	80,729

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended		Six months ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net income (loss)	$(38,356)	$28,677	$(14,059)	$51,495
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	(1,365)	10,657	(6,050)	6,537
Unrealized net gain (loss) on debt securities	27	(23)	(317)	33
Reclassification adjustment for net losses realized in net income (loss)	12,260	527	14,165	2,107
Total other comprehensive income, net of income taxes	10,922	11,161	7,798	8,677
Total comprehensive income (loss)	$(27,434)	$39,838	$(6,261)	$60,172

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	August 4, 2018	February 3, 2018	July 29, 2017
ASSETS
Cash and cash equivalents	$215,996	$175,932	$89,305
Investments	73,119	124,605	182,062
Accounts receivable	17,259	17,532	16,596
Accounts receivable from related parties	—	1,704	1,146
Inventories	596,956	501,903	527,305
Prepaid expenses and other current assets	73,763	49,197	45,529
Total current assets	977,093	870,873	861,943
Property and equipment, net	387,621	355,199	364,552
Goodwill	25,899	25,899	79,689
Intangible assets	20,285	135	33,065
Deferred income taxes	14,235	27,711	18,792
Equity investment in TSL	—	6,096	10,350
Notes receivable from TSL	—	115,895	60,094
Other assets	19,883	19,709	18,144
Total assets	$1,445,016	$1,421,517	$1,446,629
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$228,921	$178,449	$164,659
Accounts payable to related parties	519	859	718
Accrued expenses	145,776	148,226	124,343
Total current liabilities	375,216	327,534	289,720
Non-current liabilities	150,316	138,732	142,499
Contingent consideration liability	—	—	36,456
Total liabilities	525,532	466,266	468,675
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	971,653	961,245	953,868
Treasury shares, at cost	(325,906)	(325,906)	(316,531)
Retained earnings	301,006	354,979	370,874
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(2,276)	(10,074)	(5,264)
Total shareholders' equity	919,484	955,251	977,954
Total liabilities and shareholders' equity	$1,445,016	$1,421,517	$1,446,629

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended
	August 4, 2018	July 29, 2017
Cash flows from operating activities:
Net income (loss)	$(14,059)	$51,495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,429	42,286
Stock-based compensation expense	9,698	7,851
Deferred income taxes	13,526	(3,838)
Loss from equity investment	1,310	1,087
Loss on previously held equity investment in TSL and notes receivable from TSL	33,988	—
Impairment charges	36,240	—
Lease exit charges	3,910	—
Change in fair value of contingent consideration liability	—	2,252
Loss on foreign currency reclassified from accumulated other comprehensive loss	13,963	2,161
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivable	3,767	1,264
Inventories	(37,308)	(27,310)
Prepaid expenses and other current assets	(23,257)	(6,730)
Accounts payable	26,219	(18,949)
Accrued expenses	(7,960)	(10,269)
Other	8,106	3,337
Net cash provided by operating activities	106,572	44,637
Cash flows from investing activities:
Cash paid for property and equipment	(32,103)	(28,139)
Purchases of available-for-sale investments	(16,735)	(83,872)
Sales of available-for-sale investments	67,280	82,436
Additional borrowings by TSL	(15,989)	(5,689)
Acquisition of TSL, net of cash acquired	(28,152)	—
Net cash used in investing activities	(25,699)	(35,264)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,492	358
Net change in vendor payment program	(1,671)	847
Cash paid for income taxes for stock-based compensation shares withheld	(979)	(692)
Dividends paid	(39,910)	(31,969)
Other	(41)	—
Net cash used in financing activities	(41,109)	(31,456)
Effect of exchange rate changes on cash balances	300	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	40,064	(22,083)
Cash, cash equivalents, and restricted cash, beginning of period	175,932	115,311
Cash, cash equivalents, and restricted cash, end of period	$215,996	$93,228
Supplemental disclosures of cash flow information -
Cash paid for income taxes	$28,135	$46,092
Non-cash investing and financing activities -
Property and equipment purchases not yet paid	$8,390	$5,711

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Business Operations- DSW Inc., together with its wholly-owned subsidiaries, is the destination for on-trend footwear and accessories brands at a great value every single day. We offer a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids in stores and on e-commerce platforms.

On May 10, 2018, we acquired the remaining interest in Town Shoes Limited ("TSL") that we did not previously own. Beginning with our second quarter of fiscal 2018, TSL ceased being accounted for under the equity method of accounting and was accounted for as a consolidated wholly-owned subsidiary. TSL is a retailer of branded footwear in Canada, primarily under The Shoe Company, Shoe Warehouse, and DSW Designer Shoe Warehouse banners, as well as an e-commerce site. Subsequent to the acquisition, as part of our strategic review, we decided to exit TSL's Town Shoes banner with plans to close its 38 locations by the end of fiscal 2018 or early fiscal 2019. As a result of this acquisition, we now present two reportable segments: the U.S. Retail segment, which was previously presented as the DSW segment, and the Canada Retail segment.

Our Affiliated Business Group ("ABG") partners with other retailers to help build and optimize their in-store and online footwear businesses by leveraging our sourcing network to produce a merchandise assortment that meets their needs. ABG currently provides service to Stein Mart stores, Steinmart.com, and a Frugal Fannie's store through ongoing supply arrangements. During fiscal 2017, Gordmans (a previous ABG partner) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and announced a plan to close its stores. Stage Stores, Inc. acquired 58 Gordmans' stores and we provided services for these stores through the end of fiscal 2017 to support their transition.

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

On August 2, 2016, we signed an agreement with the Apparel Group as an exclusive franchise partner in the Gulf Coast region of the Middle East. Under this franchise agreement, three franchise stores in this region are in operation.

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at February 3, 2018 has been derived from the audited financial statements at that date, as restated for the adoption of the new accounting standard for revenue recognition (refer to Note 3, Revenue). The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 23, 2018.

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

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates are required as a part of sales returns, depreciation and amortization, valuation of inventories, gift card breakage income, deferred revenue associated with loyalty programs, impairments of long-lived assets, intangibles and goodwill, legal

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

reserves, accrual for lease obligations, income taxes, self-insurance reserves, and valuations used to account for our acquisition. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

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

ABG supplies footwear to other retailers under supply arrangements. We maintain ownership of the merchandise we supply under these arrangements, including risk of loss, returns, shrink up to a certain percentage and loss of inventory value, until customer receipt. Furthermore, we are responsible for the footwear assortment, inventory fulfillment, and pricing at all locations and online. As a result, sales are recognized upon receipt by the end customer, net of estimated returns and exclude sales tax. The affiliated retailers provide the sales associates and retail space. We pay a percentage of net sales as rent, which is included in cost of sales as occupancy expense.

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

Loyalty Programs- We offer a loyalty program to our customers in the U.S. and a loyalty program to our customers in Canada. Members under both programs earn points based on their level of spending, as well as for various other activities. Upon reaching a specified point threshold, members receive reward certificates that may be redeemed for purchases made within the stated expiration date. We record a reduction of net sales when points are awarded based on an allocation of the initial customer purchase and the stand alone value of the points earned. We maintain a deferred liability for the outstanding points and certificates based on historical conversion and redemption rates. The deferred liability is reduced and sales are recognized when certificates are redeemed or when points and certificates expire.

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

Income Taxes- On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "U.S. Tax Reform") was enacted in the U.S., which significantly changes how the U.S. taxes corporations. The U.S. Tax Reform reduced the federal statutory tax rate from 35% to 21% and requires complex computations to be performed that were not previously required in U.S. tax law. The U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. We have not completed our determination of the accounting implications of the U.S. Tax Reform and no changes were recorded during the three months ended August 4, 2018 to the provisional amounts recorded as of February 3, 2018. However, we have reasonably estimated the effects and recorded provisional amounts in our consolidated financial statements as of August 4, 2018. As we complete our analysis of the U.S. Tax Reform, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Offsetting the favorable impact from the U.S. Tax Reform, during the six months ended August 4, 2018, we had additional tax provision expense of $24.0 million due to recording a valuation allowance associated with deferred tax assets and nondeductible discrete items, primarily related to the charges recorded as a result of the acquisition of TSL. As a result, our effective tax rate changed from 39.8% for the six months ended July 29, 2017 to 203.3% for the six months ended August 4, 2018.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	August 4, 2018	February 3, 2018	July 29, 2017
Cash and cash equivalents	$215,996	$175,932	$89,305
Restricted cash, included in prepaid expenses and other current assets	—	—	3,923
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$215,996	$175,932	$93,228

Inventories- All of our inventory is made up of finished goods. The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered by markdowns. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. The Canada Retail segment inventory is accounted for using the weighted average cost method and is stated at the lower of cost or net realizable value. We monitor aged inventory for obsolete and slow moving inventory that may need to be liquidated in the future at amounts below cost. Reductions to inventory values establish a new cost basis. Favorable changes in facts or circumstances do not result in an increase in the newly established cost basis.

We perform physical inventory counts or cycle counts on all inventory on hand throughout the year and adjust the recorded balance to reflect the results. We record estimated shrinkage between physical inventory counts based on historical experience and recent results.

Inherent in the calculation of inventories are certain significant judgments and estimates, including setting the original merchandise retail value, markdowns, shrinkage, and liquidation values. The ultimate amount realized from the sale of inventory and write offs from counts could differ from management estimates.

Goodwill- We evaluate goodwill for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value of the reporting unit exceeds its fair value, we will calculate the estimated fair value of the reporting unit. Fair value is the price a willing buyer would pay for the reporting unit and is typically calculated using a discounted cash flow analysis. For certain reporting units, where deemed appropriate, we may also utilize a market approach for estimating fair value. Goodwill impairment charges are calculated as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
On May 10, 2018, as discussed in more detail in Note 2, Acquisition, we acquired the remaining interest in TSL, which resulted in recording $37.0 million of goodwill. Based on the fair value of TSL using a discounted cash flow model (categorized as Level 3 under the fair value hierarchy defined below), we determined that the value of the acquired net assets exceeded its fair value. As a result, during the three months ended August 4, 2018, we recorded a goodwill impairment charge, which resulted in impairing all of TSL’s goodwill.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We measure available-for-sale investments at fair value on a recurring basis. These investments are measured using a market-based approach using inputs such as prices of similar assets in active markets (categorized as Level 2), except for an immaterial amount of investments measured based on quoted market prices in active markets (categorized as Level 1) as of July 29, 2017. The carrying value of cash and cash equivalents, accounts receivables and accounts payables approximated their fair values due to their short-term nature.

Foreign Currency Translation and Transactions- Prior to our acquisition of the remaining interest in TSL, our equity investment in TSL and notes receivable from TSL, along with certain investments, were denominated in Canadian dollars ("CAD") and translated into USD at exchange rates in effect at the balance sheet date. Each quarter, the income or loss from TSL was recorded in USD at the average exchange rate for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss. As a result of the acquisition, we reclassified a net loss of $12.2 million of foreign currency translation related to the previously held balances from accumulated other comprehensive loss to non-operating expenses, net.

Beginning with the second quarter of fiscal 2018, TSL is a wholly-owned subsidiary with CAD as their functional currency. Assets and liabilities of TSL are translated into USD at exchange rates in effect at the balance sheet date or historical rates as appropriate. Each quarter, amounts from TSL included in our consolidated statements of operations are translated at the average exchange rate for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss. Transaction gains and losses are included in the consolidated statements of operations.

Prior Period Reclassification- Certain prior period reclassifications were made to conform to the current period presentation. Prepaid rent to related parties was reclassified to prepaid expenses and other current assets and long-term prepaid rent to related parties were reclassified to other assets in our consolidated balance sheets.

Recent Accounting Pronouncements- In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which will change how we account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to current accounting for capital leases. The standard, which will have a material impact to our consolidated balance sheets, is effective for us in the first quarter of fiscal 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, that provided a practical expedient that removed the requirement to restate prior period financial statements upon adoption of the standard, which we plan to elect. We are currently evaluating the full impact of the standard, including other optional practical expedients that we may elect upon adoption, and we are progressing with our implementation plan. Our implementation plan includes identifying our lease population, updating our lease database, assessing the lease system utilized by our third-party lease administrator, and identifying changes to processes and controls.

2.    ACQUISITION

Equity Investment in TSL- In fiscal 2014, we acquired a 49.2% interest in TSL for $75.1 million CAD ($68.9 million USD), which included an unsecured subordinated note from TSL that earned payment-in-kind interest at 12%. Our ownership stake provided 50% voting control and board representation equal to the co-investor. The co-investor held a put option to sell the remaining interest in TSL to us and we held a call option to purchase the remaining interest in TSL.

Step Acquisition of TSL- On May 10, 2018, we acquired the remaining interest in TSL for $36.2 million CAD ($28.2 million USD), net of acquired cash of $8.5 million CAD ($6.6 million USD), by exercising our call option. This was accounted for as a step acquisition whereby we remeasured to fair value our previously held assets, which included our equity investment in TSL and notes and accounts receivable from TSL, and included these assets in the determination of the purchase price. During the second quarter of fiscal 2018, as a result of the remeasurement, we recorded a loss of $34.0 million to non-operating expenses, net, in the consolidated statements of operations. Also during the second quarter of fiscal 2018, we reclassified a net loss of $12.2 million of foreign currency translation adjustments related to the previously held balances from accumulated other comprehensive loss to non-operating expenses, net.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The preliminary purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired consisted of the following:

(in USD and in thousands)	Preliminary Purchase Price and Allocation as of May 10, 2018
Purchase price:
Cash consideration, net of cash acquired	$28,152
Replacement stock-based awards attributable to pre-acquisition services	196
Fair value of previously held assets	92,242
$120,590
Fair value of assets and liabilities acquired:
Inventories	$58,822
Other current assets	3,608
Property and equipment	41,601
Goodwill	37,044
Intangible assets	20,689
Accounts payable and accrued expenses	(33,248)
Non-current liabilities	(7,926)
$120,590

The fair value of previously held assets was determined immediately before the business combination, primarily by considering the income valuation approach (discounted cash flow) and the market valuation approach (precedent comparable transactions). Additionally, other information such as current market, industry and macroeconomic conditions were utilized to assist in developing these fair value measurements. The fair value of intangible assets includes $15.7 million for tradenames, $3.6 million for favorable leasehold interests, and $1.4 million for customer relationships associated with TSL's loyalty program. The fair value of unfavorable leasehold interests, included in non-current liabilities, was $7.6 million. The fair value for tradenames was determined using the relief from royalty method of the income approach, the fair value for leasehold interests was determined based the market valuation approach, and the fair value for customer relationships related to the loyalty program was determined using the replacement cost method. The fair values for property and equipment was determined using the cost and market approaches. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The categorization of the fair value framework used for these methods are considered Level 3 due to the subjective nature of the unobservable inputs used to determine the fair value.

The goodwill represents the excess of the purchase price over the fair value of the net assets acquired. With this being a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during the three months ended August 4, 2018, we recorded a goodwill impairment charge, which resulted in impairing all of TSL’s goodwill. A portion of the goodwill is not expected to be deductible for income tax purposes.

We are continuing to evaluate the fair value assumptions of the purchase price allocations, including deferred tax assets and liabilities, and these preliminary estimates could change. Since all of the goodwill associated with TSL was written off, any changes to the purchase price allocation may result in an adjustment to the impairment charge.

During the six months ended August 4, 2018, we incurred $3.1 million of acquisition-related costs as a result of the step acquisition, which were included in operating expenses in the consolidated statements of operations.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides the supplemental unaudited pro forma total revenue and net income of the combined entity had the acquisition date of TSL been the first day of our fiscal 2017:

	Three months ended		Six months ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Total revenue	$795,268	$748,298	$1,563,985	$1,496,544
Net income	$45,456	$28,583	$67,493	$49,654
Basic and diluted earnings per share:
Basic earnings per share	$0.57	$0.36	$0.84	$0.62
Diluted earnings per share	$0.56	$0.35	$0.83	$0.62

The amounts in the supplemental pro forma results apply our accounting policies and reflect adjustments for additional depreciation and amortization that would have been charged assuming the same fair value adjustments to property and equipment and acquired intangibles had been applied on the first day of our fiscal 2017. The supplemental pro forma results also exclude the loss related to the remeasurement of previously held assets, the net loss of foreign currency translation related to the previously held balances from accumulated other comprehensive loss, the goodwill impairment charge, and transaction costs. Accordingly, these pro forma results have been prepared for comparative purposes only and are not intended to be indicative of results of operations that would have occurred had the acquisition actually occurred in the prior year period or indicative of the results of operations for any future period.

During the three months ended August 4, 2018, our consolidated statements of operations included sales and net losses for TSL of $72.5 million and $38.5 million, respectively, which includes the goodwill impairment charge of $36.2 million.

3.    REVENUE

Adoption of ASU 2014-09, Revenue from Contracts with Customers- During the first quarter of fiscal 2018, we adopted the new accounting standard for revenue recognition, ASU 2014-09 and the related amendments, using the full retrospective method where each prior period presented is restated. We recorded an increase to retained earnings as of January 31, 2016 (opening balance for fiscal 2016) of $4.9 million. The adoption of ASU 2014-09 had the following impacts:

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of adopting ASU 2014-09, we adjusted our condensed consolidated statements of operations (including total comprehensive income) on a retrospective basis as follows:

	Three months ended July 29, 2017			Six months ended July 29, 2017
(in thousands, except per share amounts)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Net sales	$680,409	1,312	$681,721	$1,371,511	1,029	$1,372,540
Franchise and other revenue	$—	1,291	$1,291	$—	2,510	$2,510
Total revenue	$—	683,012	$683,012	$—	1,375,050	$1,375,050
Cost of sales	$(483,437)	1,013	$(482,424)	$(979,310)	3,152	$(976,158)
Operating expenses	$(149,057)	(3,497)	$(152,554)	$(302,321)	(6,801)	$(309,122)
Operating profit	$46,747	119	$46,866	$87,628	(110)	$87,518
Income before income taxes and income (loss) from equity investment	$46,729	119	$46,848	$86,667	(110)	$86,557
Income tax provision	$(18,349)	(41)	$(18,390)	$(34,014)	39	$(33,975)
Net income	$28,599	78	$28,677	$51,566	(71)	$51,495
Total comprehensive income	$39,760	78	$39,838	$60,243	(71)	$60,172
Diluted earnings per share	$0.35	0.01	$0.36	$0.64	—	$0.64

As a result of adopting ASU 2014-09, we adjusted our condensed consolidated balance sheets on a retrospective basis as follows:

	February 3, 2018			July 29, 2017
(in thousands)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
ASSETS
Prepaid expenses and other current assets	$41,333	7,864	$49,197	$38,472	7,057	$45,529
Total current assets	$863,009	7,864	$870,873	$854,886	7,057	$861,943
Deferred income taxes	$27,671	40	$27,711	$18,765	27	$18,792
Total assets	$1,413,613	7,904	$1,421,517	$1,439,545	7,084	$1,446,629
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses	$145,218	3,008	$148,226	$121,934	2,409	$124,343
Total current liabilities	$324,526	3,008	$327,534	$287,311	2,409	$289,720
Total liabilities	$463,258	3,008	$466,266	$466,266	2,409	$468,675
Retained earnings	$350,083	4,896	$354,979	$366,199	4,675	$370,874
Total shareholders' equity	$950,355	4,896	$955,251	$973,279	4,675	$977,954
Total liabilities and shareholders' equity	$1,413,613	7,904	$1,421,517	$1,439,545	7,084	$1,446,629

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of adopting ASU 2014-09, we adjusted our condensed consolidated statements of cash flows on a retrospective basis as follows:

	Six months ended July 29, 2017
(in thousands)	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$51,566	(71)	$51,495
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(3,831)	(7)	$(3,838)
Prepaid expenses and other current assets	$(8,061)	1,331	$(6,730)
Accrued expenses	$(9,016)	(1,253)	$(10,269)

Disaggregation of Revenue- The following table presents our revenue disaggregated by operating segments:

	Three months ended		Six months ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales:
U.S. Retail segment	$691,757	$629,691	$1,361,541	$1,254,195
Canada Retail segment	72,532	—	72,532	—
Other:
ABG	29,446	31,330	64,466	75,318
Ebuys	—	20,700	5,633	43,027
Total Other	29,446	52,030	70,099	118,345
Total net sales	793,735	681,721	1,504,172	1,372,540
Franchise and other revenue	1,533	1,291	3,198	2,510
Total revenue	$795,268	$683,012	$1,507,370	$1,375,050

U.S. Retail segment and Other net sales recognized are primarily based on sales to customers in the U.S. and Canada Retail segment net sales recognized are based on sales to customers in Canada. Revenue realized from geographic markets outside of the U.S. and Canada have collectively been immaterial.

For the U.S. Retail and Canada Retail segments, we separate our merchandise into three primary categories: women’s footwear, men’s footwear, and accessories and other (which includes kids’ footwear). The following table presents the retail net sales by category as reconciled to total net sales:

	Three months ended		Six months ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Retail net sales by category:
Women's footwear	$509,404	$428,833	$978,688	$866,764
Men's footwear	171,028	143,090	304,187	271,203
Accessories and other	83,857	57,768	151,198	116,228
Other - ABG and Ebuys	29,446	52,030	70,099	118,345
Total net sales	$793,735	$681,721	$1,504,172	$1,372,540

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended		Six months ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Gift cards:
Beginning of period	$28,151	$27,802	$32,792	$30,829
Gift cards redeemed and breakage recognized to net sales	(21,761)	(25,132)	(44,034)	(44,440)
Gift cards issued	20,401	22,136	38,033	38,417
End of period	$26,791	$24,806	$26,791	$24,806
Loyalty programs:
Beginning of period	$22,111	$21,287	$21,282	$19,889
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(16,750)	(7,529)	(23,385)	(14,185)
Deferred revenue for loyalty points issued	11,425	7,848	18,889	15,902
End of period	$16,786	$21,606	$16,786	$21,606

Sales Returns- We reduce net sales by the amount of expected returns and cost of sales by the amount of merchandise we expect to recover, which are estimated based on historical experience. The following table presents the changes and total balances for the returns liability:

	Three months ended		Six months ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Sales returns liability:
Beginning of period	$16,006	$14,952	$14,130	$14,149
Net sales reduced for estimated returns	98,563	81,484	183,616	159,420
Actual returns during the period	(100,143)	(83,673)	(183,320)	(160,806)
End of period	$14,426	$12,763	$14,426	$12,763

As of August 4, 2018, February 3, 2018, and July 29, 2017, the asset for recovery of merchandise returns was $7.6 million, $7.9 million, and $7.1 million, respectively.

4.    RELATED PARTY TRANSACTIONS

Accounts receivable and accounts payable associated with related parties are separately presented on the consolidated balance sheets. Accounts receivable from and payables to related parties normally settle in the form of cash in 30 to 60 days.

Schottenstein Affiliates

As of August 4, 2018, the Schottenstein Affiliates, entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 14% of the Company's outstanding common shares, representing approximately 49% of the combined voting power. As of August 4, 2018, the Schottenstein Affiliates beneficially owned 3.6 million Class A common shares and 7.7 million Class B common shares. We had the following related party transactions with Schottenstein Affiliates:

Leases- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. During the three months ended August 4, 2018 and July 29, 2017, we recorded rent expense from leases with Schottenstein Affiliates of $2.3 million and $2.3 million, respectively. During the six months ended August 4, 2018 and July 29, 2017, we recorded rent expense from leases with Schottenstein Affiliates of $4.6 million and $4.6 million, respectively.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Purchases and Services- During the three months ended August 4, 2018 and July 29, 2017, we had other purchases and services from Schottenstein Affiliates of $1.7 million and $0.4 million, respectively. During the six months ended August 4, 2018 and July 29, 2017, we had other purchases and services from Schottenstein Affiliates of $3.3 million and $0.7 million, respectively.

TSL

Prior to our acquisition of the remaining interest in TSL on May 10, 2018, our ownership interest in TSL provided us a 50% voting control and board representation equal to the co-investor, and was treated as an equity investment. We had the following related party transactions with TSL during the period it was an equity investment:

Management Agreement- We had a management agreement with TSL under which we provided certain information technology and management services. During the three months ended July 29, 2017, we recognized income of $0.3 million. During the six months ended August 4, 2018 and July 29, 2017, we recognized income of $0.3 million and $0.6 million, respectively.

License Agreement- We licensed the use of our tradename and trademark, DSW Designer Shoe Warehouse, to TSL for a royalty fee based on a percentage of net sales from its Canadian DSW stores, which are included in net sales. The license was exclusive and non-transferable for use in Canada. During the three months ended July 29, 2017, we recognized royalty income of $0.2 million. During the six months ended August 4, 2018 and July 29, 2017, we recognized royalty income of $0.1 million and $0.3 million, respectively.

Other Purchases and Services- During the three months ended July 29, 2017, TSL had other purchases and services from us of $0.7 million. During the six months ended August 4, 2018 and July 29, 2017, TSL had other purchases and services from us of $0.4 million and $1.6 million, respectively. During the six months ended August 4, 2018, we purchased inventory from TSL for $1.3 million.

5.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on net income (loss) and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options, restricted stock units ("RSUs"), and performance-based restricted stock units ("PSUs") calculated using the treasury stock method.

The following is a reconciliation of the number of shares used in the calculation of earnings (loss) per share:

	Three months ended		Six months ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Weighted average shares outstanding - Basic shares	80,265	80,317	80,187	80,267
Dilutive effect of stock-based compensation awards	—	397	—	462
Weighted average shares outstanding - Diluted shares	80,265	80,714	80,187	80,729

For the three months ended August 4, 2018 and July 29, 2017, the number of potential shares that were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive was 3.2 million and 4.6 million, respectively. For the six months ended August 4, 2018 and July 29, 2017, the number of potential shares that were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive was 3.2 million and 4.3 million, respectively.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Six months ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Stock options	$1,343	$1,586	$3,138	$3,337
Restricted and director stock units	3,841	2,656	6,560	4,514
	$5,184	$4,242	$9,698	$7,851

The following table summarizes the stock-based compensation award activity for the six months ended August 4, 2018:

	Number of shares
(in thousands)	Stock Options	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	4,333	436	457
Granted	—	663	250
Exercised / vested	(158)	(58)	(49)
Forfeited / expired	(111)	(50)	(4)
Outstanding - end of period	4,064	991	654

As of August 4, 2018, 4.1 million shares of Class A common shares remain available for future stock-based compensation grants under the 2014 Long-Term Incentive Plan.

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

The following table provides additional information for our common shares:

	August 4, 2018		February 3, 2018		July 29, 2017
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	85,652	7,733	85,385	7,733	85,201	7,733
Outstanding shares	72,561	7,733	72,294	7,733	72,610	7,733
Treasury shares	13,091	—	13,091	—	12,591	—

We have authorized 100.0 million shares of no par value preferred shares with no shares issued for any of the periods presented.

Dividends- On August 28, 2018, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on October 5, 2018 to shareholders of record at the close of business on September 24, 2018.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500.0 million of DSW common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the six months ended August 4, 2018 and July 29, 2017, we did not repurchase any Class A common shares, with $524.1 million of Class A common shares that remain authorized under the program as of August 4, 2018. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Income (Loss)- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Three months ended
	August 4, 2018			July 29, 2017
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(12,218)	$(980)	$(13,198)	$(16,357)	$(68)	$(16,425)
Other comprehensive income (loss) before reclassifications	(1,365)	27	(1,338)	10,657	(23)	10,634
Amounts reclassified to non-operating expenses, net	12,218	42	12,260	699	(172)	527
Other comprehensive income (loss)	10,853	69	10,922	11,356	(195)	11,161
Accumulated other comprehensive loss - end of period	$(1,365)	$(911)	$(2,276)	$(5,001)	$(263)	$(5,264)

	Six months ended
	August 4, 2018			July 29, 2017
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(9,278)	$(796)	$(10,074)	$(13,699)	$(242)	$(13,941)
Other comprehensive income (loss) before reclassifications	(6,050)	(317)	(6,367)	6,537	33	6,570
Amounts reclassified to non-operating expenses, net	13,963	202	14,165	2,161	(54)	2,107
Other comprehensive income (loss)	7,913	(115)	7,798	8,698	(21)	8,677
Accumulated other comprehensive loss - end of period	$(1,365)	$(911)	$(2,276)	$(5,001)	$(263)	$(5,264)

8.    INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	August 4, 2018	February 3, 2018	July 29, 2017
Carrying value of investments	$73,978	$125,349	$182,325
Unrealized gains included in accumulated other comprehensive loss	10	23	99
Unrealized losses included in accumulated other comprehensive loss	(869)	(767)	(362)
Fair value	$73,119	$124,605	$182,062

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	August 4, 2018	February 3, 2018	July 29, 2017
Land	$1,110	$1,110	$1,110
Buildings	12,485	12,485	12,485
Building and leasehold improvements	425,651	404,852	398,129
Furniture, fixtures and equipment	451,040	423,597	417,226
Software	145,111	137,917	135,844
Construction in progress(1)	46,643	39,201	28,008
Total property and equipment	1,082,040	1,019,162	992,802
Accumulated depreciation and amortization	(694,419)	(663,963)	(628,250)
Property and equipment, net	$387,621	$355,199	$364,552

(1)	Construction in progress is comprised primarily of the construction of leasehold improvements and furniture and fixtures related to unopened stores and internal-use software under development.

10.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	Six months ended
	August 4, 2018			July 29, 2017
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail segment	$25,899	$—	$25,899	$25,899	$—	$25,899
Other - Ebuys	53,790	(53,790)	—	53,790	—	53,790
	79,689	(53,790)	25,899	79,689	—	79,689
Activity during the period by segment:
Canada Retail segment:
Acquired TSL goodwill	37,044	—	37,044	—	—	—
Impairment charges	—	(36,240)	(36,240)	—	—	—
Currency translation adjustment	(580)	(224)	(804)	—	—	—
Other - eliminated Ebuys goodwill	(53,790)	53,790	—	—	—	—
	(17,326)	17,326	—	—	—	—
End of period by segment:
U.S. Retail segment	25,899	—	25,899	25,899	—	25,899
Canada Retail segment	36,464	(36,464)	—	—	—	—
Other - Ebuys	—	—	—	53,790	—	53,790
	$62,363	$(36,464)	$25,899	$79,689	$—	$79,689

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
August 4, 2018
Definite-lived:
Customer relationships	$1,378	$(114)	$1,264
Favorable leasehold interests	3,522	(101)	3,421
Indefinite-lived trademarks and tradenames	15,600	—	15,600
	$20,500	$(215)	$20,285
February 3, 2018
Definite-lived:
Online retailer and customer relationships	$3,767	$(3,767)	$—
Tradenames	1,260	(1,260)	—
Non-compete agreements	1,800	(1,800)	—
Indefinite-lived trademarks and tradenames	135	—	135
	$6,962	$(6,827)	$135
July 29, 2017
Definite-lived:
Online retailer and customer relationships	$22,300	$(3,202)	$19,098
Tradenames	11,000	(1,039)	9,961
Non-compete agreements	5,400	(1,529)	3,871
Indefinite-lived trademarks and tradenames	135	—	135
	$38,835	$(5,770)	$33,065

The definite-lived intangible assets are amortized by the straight-line method using three years for customer relationships associated with TSL's loyalty program and over the remaining lease term for favorable leasehold interests.

11.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	August 4, 2018	February 3, 2018	July 29, 2017
Gift cards and merchandise credits	$26,791	$32,792	$24,806
Accrued compensation and related expenses	30,224	25,082	14,830
Accrued taxes	21,029	20,757	20,126
Loyalty programs deferred revenue	16,786	21,282	21,606
Sales returns	14,426	14,130	12,763
Other(1)	36,520	34,183	30,212
	$145,776	$148,226	$124,343

(1)	Other is comprised of various other accrued expenses that we expect will settle within one year of the applicable period, including amounts owed under our vendor payment program described below.

We offer our vendors a payment program where a payment processing intermediary makes regularly-scheduled payments to participating vendors and we, in turn, settle monthly with the intermediary. The net change in the outstanding balance is reflected as a financing activity in the consolidated statements of cash flows.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    NON-CURRENT LIABILITIES

Non-current liabilities consisted of the following:

(in thousands)	August 4, 2018	February 3, 2018	July 29, 2017
Construction and tenant allowances	$75,439	$80,725	$84,002
Deferred rent	35,694	37,116	38,187
Accrual for lease obligations	9,511	6,511	7,328
Unfavorable leasehold interests	7,000	—	—
Other(1)	22,672	14,380	12,982
	$150,316	$138,732	$142,499

(1)	Other is comprised of various other accrued expenses that we expect will settle beyond one year from the end of the applicable period.

The accrual for lease obligations includes an office space we lease that expires in 2024. We sublease the entire office space to an unrelated third party at an annual rent that is lower than our total annual lease obligation. The sublease was renewed for a two-year term in June 2017, which can be terminated by the tenant at any time with 60 days' notice. As a result of our decision to exit the Ebuys business, which is included in our Other segment, during the six months ended August 4, 2018, we exited a leased office space that expires in 2020 and a fulfillment center that expires in 2023 and recorded a lease exit charge of $4.5 million. Also during the six months ended August 4, 2018, as a result of our decision to exit the Town Shoes banner by the end of fiscal 2018 or early fiscal 2019, which is included in our Canada Retail segment, we closed certain Town Shoes banner stores with remaining lease terms and recorded a lease exit charge of $0.4 million. The lease exit charges were recorded to operating expenses in the consolidated statements of operations with a related addition to the accrual for lease obligations that included the reserves for these leases based on the remaining lease payments and estimated sublease income. We estimate total cost of approximately $20.0 million to $25.0 million to exit the Town Shoes banner representing lease exit charges, severance, and inventory write-downs.

The following table presents the changes and total balances for the accrual for lease obligations:

	Six months ended
(in thousands)	August 4, 2018	July 29, 2017
Beginning of period	$6,511	$7,283
Additions	4,884	—
Lease obligation payments, net of sublease income received	(2,004)	(120)
Adjustments	120	165
End of period	$9,511	$7,328

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

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with any loans issued in CAD bearing interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of August 4, 2018, we had no outstanding borrowings under the Credit

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Facility and $1.2 million in letters of credit issued, resulting in $298.8 million available for borrowings. Interest expense related to the Credit Facility includes letters of credit interest, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of August 4, 2018, we were in compliance with all financial covenants.

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

Activity for the contingent consideration liability for the six months ended July 29, 2017 was as follows:

(in thousands)
Contingent consideration liability - beginning of period	$33,204
Accretion in value	2,252
Other adjustments	1,000
Contingent consideration liability - end of period	$36,456

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

Contractual Obligations- As of August 4, 2018, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were $1.4 million as of August 4, 2018. In addition, we have entered into various noncancelable purchase and service agreements. The obligations under these agreements were approximately $21.8 million as of August 4, 2018.

15.    SEGMENT REPORTING

Our two reportable segments, which are also operating segments, are the U.S. Retail segment and the Canada Retail segment. The U.S. Retail segment, which was previously presented as the DSW segment, includes stores operated in the U.S. under the DSW banner and its related e-commerce site. The Canada Retail segment, which is the result of the TSL Acquisition on May 10, 2018, includes stores operated in Canada under The Shoe Company, Shoe Warehouse, Town Shoes, DSW Designer Shoe Warehouse banners and related e-commerce sites. Our other operating segments, ABG and Ebuys, are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes. ABG was previously presented as a separate reportable segment that has now been included in Other due to us no longer

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

providing services to Gordmans after fiscal 2017. Prior periods presented have been restated to present the DSW segment as the U.S. Retail segment and to include ABG in Other for comparative purposes.

The performance of each segment is based on net sales and gross profit, which is defined as net sales less cost of sales, as follows:

(in thousands)	U.S. Retail	Canada Retail	Other	Total
Three months ended August 4, 2018
Net sales	$691,757	72,532	29,446	$793,735
Gross profit	$229,601	18,218	6,676	$254,495
Three months ended July 29, 2017
Net sales	$629,691	—	52,030	$681,721
Gross profit	$194,863	—	4,434	$199,297
Six months ended August 4, 2018
Net sales	$1,361,541	72,532	70,099	$1,504,172
Gross profit	$427,945	18,218	13,557	$459,720
Six months ended July 29, 2017
Net sales	$1,254,195	—	118,345	$1,372,540
Gross profit	$381,369	—	15,013	$396,382

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our acquisitions. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K filed on March 23, 2018, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in growing our store base and digital demand;

•	risks related to our acquisition of TSL, including the possibility that the anticipated benefits of the acquisition are not realized when expected or at all;

•	our ability to protect our reputation;

•	maintaining strong relationships with our vendors;

•	our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;

•	risks related to the loss or disruption of our distribution and/or fulfillment operations;

•	continuation of agreements with and our reliance on the financial condition of Stein Mart;

•	our ability to execute our strategies;

•	risks related to international franchisees failing to perform under their obligations and/or not operating the franchised stores according to our standards;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to the loss or disruption of our information systems and data;

•	our ability to prevent or mitigate breaches of our information security and the compromise of sensitive and confidential data;

•	failure to retain our key executives or attract qualified new personnel;

•	our reliance on our loyalty program and marketing to drive traffic, sales and customer loyalty;

•	risks related to leases of our properties;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation, including the impact of the Tax Cuts and Jobs Act;

•	uncertain general economic conditions;

•	risks related to holdings of cash and investments and access to liquidity; and

•	fluctuations in foreign currency exchange rates.

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

Executive Overview

We started the fiscal year with a significant tax benefit resulting from corporate tax reform, which we are reinvesting towards our growth initiative by driving higher market share through positive comparable sales growth. Accordingly, we are investing in product, marketing, people, and innovation to expand DSW’s category leadership and market share, differentiate our brand, and ultimately strengthen our competitive position.
Our merchandising strategy focuses on increasing key item sourcing, strategic category distortions and the expansion of DSW kids, which delivered close to a 10% comparable sales increase in the second quarter of fiscal 2018. We completed our kids roll out with 94 new locations and bringing our kids product offering chainwide this year. The kids business makes us more competitive during the important back-to-school season.
We saw solid returns from our marketing investments, with growth in new customer transactions, average spend per member, rewards redemption and member activation rate. We launched our new redesigned loyalty program, DSW VIP, providing customers a program with a simpler points structure, enhanced shipping options and new benefits for engaging with the DSW brand. This marks an important milestone in our strategy to elevate our brand with new customer experiences. The strong customer response to our marketing campaign contributed to higher traffic activity during the quarter.
As part of our focus on improving customer engagement, we have updated our processes to more efficiently allocate labor between task-specific and customer-facing functions while adding more store labor hours to provide better customer coverage during peak hours. We implemented this new labor model during the second quarter of fiscal 2018.
Under our innovation agenda, we also expanded the pilot of our new store design to additional locations this quarter. This format enables us to increase physical capacity to showcase more product choices and carry more product. Furthermore, we continue to develop new service offerings that drive traffic. Based on favorable customer response, we are in the process of identifying new locations to pilot this format.
On May 10, 2018, we completed the acquisition of the remaining interest in TSL. After completing a comprehensive review of our Canadian acquisition, we have decided to focus our efforts on its three largest banners closest to our core competency and target customer. These three banners account for approximately 85% of sales with solid growth prospects.
As a result, we are exiting the smallest banner, which has experienced a decline in profitability in recent years. We are focused on aligning the DSW Canada banner closer with our U.S. business and strengthening inventory and merchandising processes.
Financial Summary

Total revenue increased to $795.3 million for the three months ended August 4, 2018 from $683.0 million for the three months ended July 29, 2017. The 16.4% increase in total revenue was primarily driven by incremental sales from TSL, a 9.7% increase in comparable sales, and an increase from non-comparable store sales, partially offset by the loss of sales of Gordmans stores and the exit of Ebuys. The comparable sales increase was driven by growth in all categories and channels.

During the three months ended August 4, 2018, gross profit as a percentage of net sales was 32.1%, an increase of 290 basis points from 29.2% in the previous year. The increase in the gross profit rate was primarily driven by favorable merchandise margin and the impact of the exit of Ebuys during the current year. Effective inventory management delivered better in-stock rates, which resulted in improved conversion and regular price selling that drove higher margins.

Net loss for the three months ended August 4, 2018 was $38.4 million, or $0.48 loss per diluted share, which included net after-tax charges of $89.3 million, or $1.11 per diluted share, primarily related to the acquisition of the Canadian retail business. Net income for the three months ended July 29, 2017 was $28.7 million, or $0.36 per diluted share, which included net after-tax charges of $2.0 million, or $0.02 per share, related to the amortization of intangibles and the change in fair value of the contingent consideration liability associated with the acquisition of Ebuys, restructuring costs and foreign exchange net losses.

In addition to the acquisition of TSL, we have continued making investments in our business that support our long-term growth objectives. During the three months ended August 4, 2018, we invested $32.1 million in capital expenditures compared to $28.1 million during the three months ended July 29, 2017. Our capital expenditures during the first half of fiscal 2018 primarily related to six new store openings, store remodels and business infrastructure. We plan to open nine new DSW stores in the U.S., with no planned openings in Canada post-acquisition, in fiscal 2018.

Results of Operations

The following represents components of our consolidated results of operations, with associated percentages of total revenue:

	Three months ended				Six months ended
(dollars in thousands)	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
Revenue:
Net sales	$793,735	99.8%	$681,721	99.8%	$1,504,172	99.8%	$1,372,540	99.8%
Franchise and other revenue	1,533	0.2	1,291	0.2	3,198	0.2	2,510	0.2
Total revenue	795,268	100.0	683,012	100.0	1,507,370	100.0	1,375,050	100.0
Cost of sales	(539,240)	(67.8)	(482,424)	(70.6)	(1,044,452)	(69.3)	(976,158)	(71.0)
Franchise costs	(293)	—	—	—	(573)	—	—	—
Operating expenses	(195,026)	(24.5)	(152,554)	(22.3)	(363,166)	(24.1)	(309,122)	(22.5)
Impairment charges	(36,240)	(4.6)	—	—	(36,240)	(2.4)	—	—
Change in fair value of contingent consideration liability	—	—	(1,168)	(0.2)	—	—	(2,252)	(0.2)
Operating profit	24,469	3.1	46,866	6.9	62,939	4.2	87,518	6.4
Interest income, net	805	0.1	661	0.1	1,469	0.1	1,222	0.1
Non-operating expenses, net	(47,349)	(6.0)	(679)	(0.1)	(49,486)	(3.3)	(2,183)	(0.2)
Income (loss) before income taxes and income (loss) from equity investment	(22,075)	(2.8)	46,848	6.9	14,922	1.0	86,557	6.3
Income tax provision	(16,281)	(2.0)	(18,390)	(2.7)	(27,671)	(1.8)	(33,975)	(2.5)
Income (loss) from equity investment	—	—	219	—	(1,310)	(0.1)	(1,087)	(0.1)
Net income (loss)	$(38,356)	(4.8)%	$28,677	4.2%	$(14,059)	(0.9)%	$51,495	3.7%

Three and Six Months Ended August 4, 2018 Compared to Three and Six Months Ended July 29, 2017

Net Sales

Net sales for the three months ended August 4, 2018 increased 16.4% compared to the three months ended July 29, 2017. The following summarizes the change in total net sales from the same period last year:

(in thousands)	Three months ended August 4, 2018	Six months ended August 4, 2018
Net sales for the same period last year	$681,721	$1,372,540
Increase in comparable sales	60,633	75,371
Net increase from non-comparable store sales and other changes	3,430	36,153
Increase due to TSL sales	72,532	72,532
Loss of sales from Gordmans and Ebuys	(24,581)	(52,424)
Total net sales	$793,735	$1,504,172

The following summarizes net sales by segment:

	Three months ended			Six months ended
(in thousands)	August 4, 2018	July 29, 2017	Change	August 4, 2018	July 29, 2017	Change
U.S. Retail segment	$691,757	$629,691	$62,066	$1,361,541	$1,254,195	$107,346
Canada Retail segment	72,532	—	72,532	72,532	—	72,532
Other(1)	29,446	52,030	(22,584)	70,099	118,345	(48,246)
Total net sales	$793,735	$681,721	$112,014	$1,504,172	$1,372,540	$131,632

(1)	Other represents net sales for ABG and Ebuys.

The following summarizes our comparable sales change:

	Three months ended		Six months ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
U.S. Retail segment	9.6%	0.6%	5.7%	(1.3)%
Other - ABG	12.2%	(0.1)%	8.2%	(1.0)%
Total Company	9.7%	0.6%	5.8%	(1.3)%

Our increase in total net sales for the three and six months ended August 4, 2018 over the same period last year was primarily driven by the incremental sales from TSL and the increase in comparable and non-comparable store sales, partially offset by the loss of sales of Gordmans stores and the exit of Ebuys. Within the U.S. Retail segment, comparable sales increased as we had higher comparable transactions partially offset by a decline in comparable average dollar sales per transaction. We continue to have strong growth in digital demand with a trend of increasing our store fulfillment of digital orders.

Franchise and Other Revenue

Franchise and other revenue consists of merchandise sales, royalties and other fees paid by franchisees, as well as rental income on owned properties.

Gross Profit

Gross profit is determined as follows:

	Three months ended		Six months ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$793,735	$681,721	$1,504,172	$1,372,540
Cost of sales	(539,240)	(482,424)	(1,044,452)	(976,158)
Gross profit	$254,495	$199,297	$459,720	$396,382
Gross profit as a percentage of net sales	32.1%	29.2%	30.6%	28.9%

The following presents gross profit and their components as a percentage of net sales:

	Three months ended		Six months ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
U.S. Retail segment:
Merchandise margin	45.9%	44.4%	44.3%	43.8%
Store occupancy expenses	(10.6)	(11.4)	(10.6)	(11.2)
Distribution and fulfillment expenses	(2.1)	(2.1)	(2.3)	(2.2)
Gross profit	33.2	30.9	31.4	30.4
Canada Retail segment:
Merchandise margin	41.2	—	41.2	—
Store occupancy expenses	(14.9)	—	(14.9)	—
Distribution and fulfillment expenses	(1.2)	—	(1.2)	—
Gross profit	25.1	—	25.1	—
Other - gross profit	22.7	8.5	19.3	12.7
Total Company gross profit	32.1%	29.2%	30.6%	28.9%

The U.S. Retail segment merchandise margin increased 150 basis points for the three months ended August 4, 2018 and increased 50 basis points for the six months ended August 4, 2018 over the same periods last year primarily due to lower markdowns, partially offset by higher shipping costs. U.S. Retail segment store occupancy expenses as a percentage of net sales was favorable due to improved leverage. Other gross profit margin increased primarily due to the exit of Ebuys during the current year.

Operating Expenses

For the three and six months ended August 4, 2018, operating expenses as a percentage of total revenue increased 220 and 160 basis points, respectively, over the same periods last year driven by an increase in marketing investments and the impact of lease exit charges, acquisition-related costs, restructuring charges, and consolidating results of TSL during the current period, partially offset by lower store expenses.

Impairment Charges

With the TSL acquisition being accounted for as a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during the three months ended August 4, 2018, we recorded a goodwill impairment charge, which resulted in impairing all of TSL’s goodwill.

Non-operating Expenses, net

Due to the acquisition of the remaining interest in TSL during the second quarter of fiscal 2018, we remeasured to fair value our previously held assets, which included our equity investment in TSL and notes and accounts receivable from TSL. As a result of the remeasurement, we recorded a loss of $34.0 million to non-operating expenses, net. Also during the second quarter of fiscal 2018, we reclassified a net loss of $12.2 million of foreign currency translation related to the previously held balances from accumulated other comprehensive loss to non-operating expenses, net.

Income Taxes

On December 22, 2017, the U.S. Tax Reform was enacted in the U.S., which included the reduction in the federal statutory tax rate from 35% to 21%. Offsetting the favorable impact from the U.S. Tax Reform, during the six months ended August 4, 2018, we had additional tax provision expense of $24.0 million due to recording a valuation allowance associated with deferred tax assets and nondeductible discrete items, primarily related to the charges recorded as a result of the acquisition of TSL. As a result, our effective tax rate changed from 39.8% for the six months ended July 29, 2017 to 203.3% for the six months ended August 4, 2018.

Seasonality

Our business is subject to seasonal merchandise trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter, and new fall styles are primarily introduced in the third quarter.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels typically build seasonally. On May 10, 2018, we acquired the remaining interest in TSL using cash on hand for $36.2 million CAD ($28.2 million USD), net of acquired cash of $8.5 million CAD ($6.6 million USD).

As a result of our decision to exit the Town Shoes banner by the end of fiscal 2018 or early fiscal 2019, we estimate the total cost of approximately $20.0 million to $25.0 million to exit the Town Shoes banner representing lease exit charges, severance, and inventory write-downs.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy and withstand unanticipated business volatility. We believe that cash generated from our operations, together with our current levels of cash and investments, as well as availability under our Credit Facility, are sufficient over the next 12 months and the foreseeable future to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures, and repurchase common shares under our share repurchase program.

Operating Cash Flows

For the six months ended August 4, 2018, net cash provided by operations was $106.6 million compared to $44.6 million for the six months ended July 29, 2017. The increase was driven by an increase in net income after adjusting for non-cash activity, including depreciation and amortization, impairment charges, the loss on previously held assets in TSL, loss on foreign currency reclassified from accumulated other comprehensive loss, stock-based compensation, the change in deferred income taxes, and lease exit charges. In addition, net cash provided by operations increased due to working capital changes as a result of the timing of inventory receipts and payments to merchandise vendors, as well as a reduction in Canada Retail inventory through clearance activity.

Investing Cash Flows

For the six months ended August 4, 2018, our net cash used in investing activities was $25.7 million, which was due to the acquisition of TSL, capital expenditures of $32.1 million and $16.0 million of additional borrowings by TSL prior to the acquisition, partially offset by the net liquidation of our available-for sale-securities. During the six months ended July 29, 2017, our net cash used in investing activities was $35.3 million, which included the payment of $28.1 million for capital expenditures and $5.7 million of additional borrowings by TSL.

Financing Cash Flows

For the six months ended August 4, 2018, our net cash used in financing activities was $41.1 million compared to $31.5 million for the six months ended July 29, 2017. Net cash used in financing activities was primarily related to the payment of dividends, which was increased from $0.20 per share in fiscal 2017 to $0.25 per share in fiscal 2018.

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500.0 million of DSW common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the six months ended August 4, 2018 and July 29, 2017, we did not repurchase any Class A common shares, with $524.1 million of Class A common shares that remain authorized under the program as of August 4, 2018. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

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

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with any loans issued in CAD bearing interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of August 4, 2018, we had no outstanding borrowings under the Credit Facility and $1.2 million in letters of credit issued resulting in $298.8 million available for borrowings. Interest expense related to the Credit Facility includes letters of credit interest, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of August 4, 2018, we were in compliance with all financial covenants.

Capital Expenditure Plans

We expect to spend approximately $90 million for capital expenditures in fiscal 2018, which now includes our planned capital expenditures related to the Canada Retail segment. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. We plan to open nine new DSW stores in the U.S. in fiscal 2018 with no planned openings in Canada post-acquisition. The average investment required to open a new DSW store in the U.S. is approximately $1.4 million prior to construction and tenant allowances, which average $0.4 million. Of this amount, gross inventory typically accounts for $0.5 million, fixtures and leasehold improvements typically account for $0.7 million, and new store advertising and other new store expenses typically account for $0.2 million.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

We have included a summary of our contractual obligations as of February 3, 2018 in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. As of August 4, 2018, we have entered into various noncancelable purchase and service agreements resulting in purchase obligations of approximately $21.8 million. There have been no other material changes in contractual obligations outside the ordinary course of business since February 3, 2018.

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

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our consolidated financial statements. During the first quarter of fiscal 2018, we adopted the new accounting standard for revenue recognition, ASU 2014-09 and the related amendments, using the full retrospective method, as disclosed in more detail in Note 3, Revenue, of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. There have been no other material changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, except for the following additional policy:

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Business combinations. We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed be recorded at their respective fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill.

The fair value for property and equipment was determined using the cost and market approaches. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. For intangible assets, we generally use the income approach to determine fair value. The income approach requires management to make significant estimates and assumptions. These estimates and assumptions primarily include the use of discount rates, growth rates, royalty rates, and forecasts of revenue and operating income. The discount rates applied to the projections reflect the risk factors associated with those projections.

Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. The final determination of the fair value of certain assets and liabilities is completed within a one-year measurement period from the acquisition date. Changes in assumptions concerning future financial results or other underlying assumptions after the final determination of the fair value could result in impairment charges to long lived assets and/or intangible assets acquired.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. We currently do not utilize hedging instruments to mitigate these market risks.

Interest Rate Risk

We hold available-for-sale investments. Our results of operations are not materially affected by changes in market interest rates. Also, as of August 4, 2018, we did not have borrowings under our Credit Facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, as any future borrowings under our Credit Facility will be at a variable rate of interest, we could potentially be impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.

Foreign Currency Exchange Risk

We are primarily exposed to the impact of foreign exchange rate risk primarily through our TSL operations in Canada where the functional currency is the Canadian dollar. A hypothetical 10% movement in the Canadian dollar could result in a $5.0 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss within the consolidated balance sheets, and $4.6 million of foreign currency revaluation, which would be recorded in non-operating expenses, net within the consolidated statements of operations.

During the second quarter of fiscal 2018, as a result of acquiring the remaining interest in TSL, we reclassified a net loss of $12.2 million of foreign currency translation related to the previously held balances from accumulated other comprehensive loss to non-operating expenses, net.

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

Changes in Internal Control Over Financial Reporting

Except as noted in the following sentence, no change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(e), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of acquiring the remaining interest in TSL, we have incorporated internal controls over significant processes specific to the acquisition that we believe are appropriate and necessary in consideration of accounting for the acquisition, consolidation, and financial reporting.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of the acquisition while integrating the acquired operations. As a result of acquiring the remaining interest in TSL on May 10, 2018, TSL became a consolidated subsidiary and ceased being accounted for under the equity method. Management's assessment of internal control over financial reporting is expected to exclude the internal controls of TSL.

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

The following table sets forth the Class A common share repurchases during the most recent quarter:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
May 6, 2018 to June 2, 2018	2	$25.16	—	$524,094
June 3, 2018 to July 7, 2018	1	$24.73	—	$524,094
July 8, 2018 to August 4, 2018	—	$—	—	$524,094
	3	$24.96	—

(1)	The total number of shares repurchased includes shares withheld in connection with tax payments due upon vesting of employee stock awards.

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

DSW INC.

Date:	August 30, 2018	By:	/s/ Jared Poff
Jared Poff
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)