Form 10-Q
period 2018-11-03
DSW Inc.
filed 2018-12-11
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Number of shares outstanding of each of the registrant's classes of common stock, as of December 7, 2018: 72,616,543 Class A Common Shares and 7,732,786 Class B Common Shares.

DSW INC.

All references to "we," "us," "our," "DSW," or the "Company" in this Quarterly Report on Form 10-Q mean DSW Inc. and its subsidiaries. We own many trademarks and service marks. This Quarterly Report on Form 10-Q may contain trademarks, trade dress, and tradenames of other companies. Use or display of other parties' trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended		Nine months ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Revenue:
Net sales	$831,669	$709,651	$2,335,841	$2,082,191
Franchise and other revenue	1,334	1,341	4,532	3,851
Total revenue	833,003	710,992	2,340,373	2,086,042
Cost of sales	(560,586)	(500,924)	(1,605,038)	(1,477,082)
Franchise costs	(98)	—	(671)	—
Operating expenses	(226,393)	(155,175)	(589,559)	(464,297)
Impairment adjustments (charges)	7,163	(82,701)	(29,077)	(82,701)
Change in fair value of contingent consideration liability	—	31,178	—	28,926
Operating profit	53,089	3,370	116,028	90,888
Interest income, net	870	602	2,339	1,824
Non-operating expenses, net	(108)	(121)	(49,594)	(2,304)
Income before income taxes and income (loss) from equity investment in TSL	53,851	3,851	68,773	90,408
Income tax provision	(14,532)	(1,476)	(42,203)	(35,451)
Income (loss) from equity investment in TSL	—	1,630	(1,310)	543
Net income	$39,319	$4,005	$25,260	$55,500
Basic and diluted earnings per share:
Basic earnings per share	$0.49	$0.05	$0.31	$0.69
Diluted earnings per share	$0.48	$0.05	$0.31	$0.69
Weighted average shares used in per share calculations:
Basic shares	80,321	80,112	80,231	80,215
Diluted shares	82,287	80,647	81,686	80,699

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended		Nine months ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income	$39,319	$4,005	$25,260	$55,500
Other comprehensive income (loss), net of income taxes:
Foreign currency translation loss	(271)	(7,343)	(6,321)	(806)
Unrealized net loss on debt securities	(133)	(182)	(450)	(149)
Reclassification adjustment for net losses (gains) realized in net income	14	(26)	14,179	2,081
Total other comprehensive income (loss), net of income taxes	(390)	(7,551)	7,408	1,126
Total comprehensive income (loss)	$38,929	$(3,546)	$32,668	$56,626

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
Cash and cash equivalents	$222,419	$175,932	$149,485
Investments	71,848	124,605	180,066
Accounts receivable	14,902	17,532	19,102
Accounts receivable from related parties	—	1,704	1,315
Inventories	624,167	501,903	546,553
Prepaid expenses and other current assets	49,924	49,197	34,220
Total current assets	983,260	870,873	930,741
Property and equipment, net	383,110	355,199	358,154
Goodwill	25,899	25,899	25,899
Intangible assets	20,000	135	3,135
Deferred income taxes	42,966	27,711	35,316
Equity investment in TSL	—	6,096	7,180
Notes receivable from TSL	—	115,895	60,249
Other assets	19,394	19,709	19,711
Total assets	$1,474,629	$1,421,517	$1,440,385
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$197,792	$178,449	$193,607
Accounts payable to related parties	707	859	706
Accrued expenses	182,964	148,226	146,155
Total current liabilities	381,463	327,534	340,468
Non-current liabilities	150,730	138,732	141,752
Contingent consideration liability	—	—	4,962
Total liabilities	532,193	466,266	487,182
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	975,658	961,245	957,960
Treasury shares, at cost	(325,906)	(325,906)	(325,906)
Retained earnings	320,343	354,979	358,957
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(2,666)	(10,074)	(12,815)
Total shareholders' equity	942,436	955,251	953,203
Total liabilities and shareholders' equity	$1,474,629	$1,421,517	$1,440,385

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended
	November 3, 2018	October 28, 2017
Cash flows from operating activities:
Net income	$25,260	$55,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,679	61,925
Stock-based compensation expense	13,633	11,339
Deferred income taxes	(15,205)	(20,392)
Loss (income) from equity investment in TSL	1,310	(543)
Loss on previously held equity investment in TSL and notes receivable from TSL	33,988	—
Impairment charges	29,077	82,701
Lease exit non-cash charges	7,105	—
Change in fair value of contingent consideration liability	—	(28,926)
Loss on foreign currency reclassified from accumulated other comprehensive loss	13,963	2,186
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivable	6,171	(1,411)
Inventories	(57,679)	(46,558)
Prepaid expenses and other current assets	951	591
Accounts payable	(3,646)	8,790
Accrued expenses	28,849	11,100
Other	5,879	2,274
Net cash provided by operating activities	147,335	138,576
Cash flows from investing activities:
Cash paid for property and equipment	(48,545)	(39,552)
Purchases of available-for-sale investments	(16,735)	(98,855)
Sales of available-for-sale investments	68,468	96,649
Additional borrowings by TSL	(15,989)	(5,689)
Acquisition of TSL, net of cash acquired	(28,152)	—
Net cash used in investing activities	(40,953)	(47,447)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,048	1,133
Net change in vendor payment program	(1,284)	1,058
Payment of credit facility costs	—	(1,018)
Cash paid for income taxes for stock-based compensation shares withheld	(1,465)	(863)
Cash paid for treasury shares	—	(9,375)
Dividends paid	(59,894)	(47,890)
Other	(50)	—
Net cash used in financing activities	(60,645)	(56,955)
Effect of exchange rate changes on cash balances	750	—
Net increase in cash, cash equivalents, and restricted cash	46,487	34,174
Cash, cash equivalents, and restricted cash, beginning of period	175,932	115,311
Cash, cash equivalents, and restricted cash, end of period	$222,419	$149,485
Supplemental disclosures of cash flow information -
Cash paid for income taxes	$40,366	$64,441
Non-cash investing and financing activities -
Property and equipment purchases not yet paid	$7,405	$7,138
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Business Operations- DSW Inc., together with its subsidiaries, is a leading North American footwear and accessories designer, producer and retailer.

On November 5, 2018, we completed the acquisition of all of the outstanding securities of Camuto LLC, dba Camuto Group ("Camuto Group"), a footwear design and brand development organization, from Camuto Group LLC (the "Sellers"). The Camuto Group acquisition provides us a global production, sourcing and design infrastructure, including operations in Brazil and China, a new state-of-the-art distribution center in New Jersey, footwear licenses of brands, including Jessica Simpson® and Lucky Brand®, branded e-commerce sites, and joint venture participation in the ED Ellen DeGeneres® and Mercedes Castillo® brands managed by Camuto Group. Additionally, in partnership with Authentic Brands Group LLC, a global brand management and marketing company, we formed ABG-Camuto, LLC ("ABG-Camuto"), a joint venture in which we have a 40% interest. This joint venture acquired several intellectual property rights from the Sellers, including Vince Camuto®, Louise et Cie®, Sole Society®, CC Corso Como®, Enzo Angiolini® and others, and will focus on licensing and developing new category extensions to support the global growth of these brands. ABG-Camuto has entered into a licensing agreement with us, which will earn royalties from the net sales of Camuto Group under the brands acquired.

On May 10, 2018, we acquired the remaining interest in Town Shoes Limited ("TSL") that we did not previously own. Beginning with our second quarter of fiscal 2018, TSL ceased being accounted for under the equity method of accounting and was accounted for as a consolidated wholly-owned subsidiary. TSL is a retailer of branded footwear in Canada, primarily under The Shoe Company, Shoe Warehouse, and DSW Designer Shoe Warehouse banners, as well as related e-commerce sites. Subsequent to the acquisition, and as a result of our strategic review, we decided to exit TSL's Town Shoes banner with plans to close its 38 locations by the end of fiscal 2018. As a result of this acquisition, we now present two reportable segments: the U.S. Retail segment, which was previously presented as the DSW segment, and the Canada Retail segment.

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

On March 4, 2016, we acquired Ebuys, Inc. ("Ebuys"), an off price footwear and accessories retailer operating in digital marketplaces. Due to recurring operating losses incurred by Ebuys since its acquisition, as well as increased competitive pressures in the digital marketplace, during the fourth quarter of fiscal 2017, we decided to exit the business and ended all operations in the first quarter of fiscal 2018.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Principles of Consolidation- The consolidated financial statements include the accounts of DSW Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States dollars ("USD"), unless otherwise noted.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates are required as a part of sales returns, depreciation and amortization, valuation of inventories, gift card breakage income, deferred revenue associated with loyalty programs, impairments of long-lived assets, intangibles and goodwill, legal reserves, accrual for lease obligations, income taxes, self-insurance reserves, and valuations used to account for acquisitions. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Revenue Recognition- Sales are recognized upon customer receipt of merchandise, net of estimated returns and exclude sales tax. Customers can purchase products from us at one of our stores, online or from our mobile application. For products shipped directly to our customers, we recognize the sale upon the estimated customer receipt date based on historical delivery transit times. Revenue from shipping and handling is recorded in net sales while the related costs are included in cost of sales. For products shipped directly to our customers from our suppliers (referred to as “drop ship”), we record gross sales upon delivery based on the price paid by the customers as we have determined that we are the principal party responsible for the sale transaction.

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

Loyalty Programs- We offer a loyalty program to our customers in the U.S. and a loyalty program to our customers in Canada. Members under both programs earn points based on their level of spending, as well as for various other activities. Upon reaching a specified point threshold, members receive reward certificates that may be redeemed for purchases made within the stated expiration date. We record a reduction of net sales when points are awarded based on an allocation of the initial customer purchase and the stand-alone value of the points earned. We maintain a deferred liability for the outstanding points and certificates based on historical conversion and redemption rates. The deferred liability is reduced and sales are recognized when certificates are redeemed or when points and certificates expire.

Franchise Revenue and Costs- Franchise revenue consists of royalties and other fees paid by franchisees, as well as merchandise sales to franchisees, and is included in franchise and other revenue in the consolidated statements of operations. Royalties are earned based upon a percentage of reported franchise sales and are recognized on a monthly basis when earned. Merchandise sales and any related shipping charges are recognized as franchise revenue upon receipt of goods by the franchisee. The cost of goods sold to franchisees and related shipping costs are recognized as franchise costs at the same time franchise revenue is recognized.

Other Revenue- Other revenue consists of rental income on owned properties and is included in franchise and other revenue in the consolidated statements of operations.

Income Taxes- On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "U.S. Tax Reform") was enacted in the U.S., which significantly changed how the U.S. taxes corporations. The U.S. Tax Reform reduced the federal statutory tax rate from 35% to 21% and requires complex computations to be performed that were not previously required in U.S. tax law. The U.S.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. We have not completed our determination of the accounting implications of the U.S. Tax Reform and no changes were recorded during the nine months ended November 3, 2018 to the provisional amounts recorded as of February 3, 2018. However, we have reasonably estimated the effects and recorded provisional amounts in our consolidated financial statements as of November 3, 2018. As we complete our analysis of the U.S. Tax Reform, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. We expect this analysis to be complete during the fourth quarter of fiscal 2018. Offsetting the favorable impact from the U.S. Tax Reform, during the nine months ended November 3, 2018, we had additional tax provision expense of $25.1 million due to recording a valuation allowance associated with deferred tax assets and nondeductible discrete items, primarily related to the charges recorded as a result of the acquisition of TSL. As a result, our effective tax rate changed from 39.0% for the nine months ended October 28, 2017 to 62.6% for the nine months ended November 3, 2018.

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

Goodwill- We evaluate goodwill for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value of the reporting unit exceeds its fair value, we will calculate the estimated fair value of the reporting unit. Fair value is typically calculated using a discounted cash flow analysis. For certain reporting units, where deemed appropriate, we may also utilize a market approach for estimating fair value. Goodwill impairment charges are calculated as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill.
On May 10, 2018, as discussed in more detail in Note 2, Acquisitions, we acquired the remaining interest in TSL, which resulted in recording $29.8 million of goodwill, after adjustments. Based on the fair value of TSL using a discounted cash flow model (categorized as Level 3 under the fair value hierarchy defined below), we determined that the value of the acquired net assets exceeded its fair value. As a result, during the nine months ended November 3, 2018, we recorded a goodwill impairment charge, net of adjustments as a result of recording adjustments to the preliminary purchase allocations, which resulted in impairing all of TSL’s goodwill.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We measure available-for-sale investments at fair value on a recurring basis. These investments are measured using a market-based approach using inputs such as prices of similar assets in active markets (categorized as Level 2), except for an immaterial amount of investments measured based on quoted market prices in active markets (categorized as Level 1) as of October 28, 2017. The carrying value of cash and cash equivalents, accounts receivables and accounts payables approximated their fair values due to their short-term nature.

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

Recent Accounting Pronouncements- In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which will change how we account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight-line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to current accounting for capital leases. The standard is effective for us in the first quarter of fiscal 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, that provided a practical expedient that removed the requirement to restate prior period financial statements upon adoption of the standard, which we plan to elect. The standard also provides a practical expedient, by class of underlying assets, to not separate non-lease components from the associated lease component. We plan to elect this practical expedient for all real estate leases and we are evaluating this expedient for other classes of underlying assets. At transition, we plan to elect the package of practical expedients, which allows us to carry forward the historical lease classification and not reassess whether any expired or existing contracts are or contain leases. We do not plan to elect the use of hindsight to determine the term of our leases at transition. We are progressing with our implementation plan, with remaining tasks primarily relating to updating our processes and controls and maintaining our lease database for changes through the implementation date. We estimate approximately $0.9 billion of lease assets and $1.0 billion of lease liabilities will be added to our consolidated balance sheets at the beginning of the first quarter of fiscal 2019, excluding any additional leases as a result of the acquisition of Camuto Group, and we are not anticipating an adjustment to retained earnings.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal - Use Software, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or acquire internal-use software. This update is effective for us in the first quarter of fiscal 2020 and early adoption is permitted. We plan to adopt this guidance using a prospective approach at the beginning of the first quarter of fiscal 2019. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.    ACQUISITIONS

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

The preliminary purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired consisted of the following:

(in USD and in thousands)	Preliminary Purchase Price and Allocation as of May 10, 2018	Adjustments	Preliminary Purchase Price and Allocation as of November 3, 2018
Purchase price:
Cash consideration, net of cash acquired	$28,152	$—	$28,152
Replacement stock-based awards attributable to pre-acquisition services	196	—	196
Fair value of previously held assets	92,242	—	92,242
	$120,590	$—	$120,590
Fair value of assets and liabilities acquired:
Inventories	$58,822	$7,250	$66,072
Other current assets	3,608	79	3,687
Property and equipment	41,601	(144)	41,457
Goodwill	37,044	(7,237)	29,807
Intangible assets	20,689	—	20,689
Accounts payable and accrued expenses	(33,248)	52	(33,196)
Non-current liabilities	(7,926)	—	(7,926)
	$120,590	$—	$120,590

The fair value of previously held assets was determined immediately before the business combination, primarily by considering the income valuation approach (discounted cash flow) and the market valuation approach (precedent comparable transactions). Additionally, other information such as current market, industry and macroeconomic conditions were utilized to assist in developing these fair value measurements. The fair value of intangible assets includes $15.7 million for tradenames, $3.6 million for favorable leasehold interests, and $1.4 million for customer relationships associated with TSL's loyalty program. The fair value of unfavorable leasehold interests, included in non-current liabilities, was $7.6 million. The fair value for tradenames was determined using the relief from royalty method of the income approach, the fair value for leasehold interests was determined based on the market valuation approach, and the fair value for customer relationships related to the loyalty program was determined using the replacement cost method. The fair values for property and equipment were determined using the cost and market approaches. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs, which was updated during the three months ended November 3, 2018 to reflect changes to assumptions regarding sell through of certain identified aged inventory. The categorization of the fair value framework used for these methods are considered Level 3 due to the subjective nature of the unobservable inputs used to determine the fair value.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The goodwill represents the excess of the purchase price over the fair value of the net assets acquired. With this being a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during the nine months ended November 3, 2018, we recorded a goodwill impairment charge, net of adjustments as a result of recording adjustments to the preliminary purchase allocations, which resulted in impairing all of TSL’s goodwill. A portion of the goodwill is not expected to be deductible for income tax purposes.

We are continuing to evaluate the fair value assumptions of the purchase price allocations, including inventories and deferred tax assets and liabilities, and these preliminary estimates could change. During the three months ended November 3, 2018, since all of the goodwill associated with TSL was written off during the second quarter of fiscal 2018, the $7.2 million change to the purchase price allocation of goodwill resulted in an adjustment to the impairment charge. Any additional changes to the purchase price allocation may result in further adjustments to the impairment charge.

We incurred $3.1 million of acquisition-related costs as a result of the step acquisition, which were included in operating expenses in the consolidated statements of operations.

The following table provides the supplemental unaudited pro forma total revenue and net income of the combined entity had the acquisition date of TSL been the first day of our fiscal 2017:

	Three months ended		Nine months ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Total revenue	$833,003	$789,520	$2,396,987	$2,284,441
Net income	$34,144	$6,195	$101,637	$55,318
Basic and diluted earnings per share:
Basic earnings per share	$0.43	$0.08	$1.27	$0.69
Diluted earnings per share	$0.41	$0.08	$1.24	$0.69

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

During the three months ended November 3, 2018, our consolidated statements of operations included sales and net losses for TSL of $80.1 million and $0.6 million, respectively, which includes the goodwill impairment adjustment of $7.2 million. During the nine months ended November 3, 2018, our consolidated statements of operations included sales and net losses for TSL of $152.6 million and $39.1 million, respectively, which includes the goodwill impairment charge of $29.1 million.

Acquisition of Camuto Group- On November 5, 2018, we completed the acquisition of all of the outstanding securities of Camuto Group for $170.8 million, net of acquired cash of $10.2 million. The purchase price of the acquisition, along with the acquired equity investment in ABG-Camuto (discussed below), was funded with available cash and borrowings on the revolving line of credit of $160.0 million. The purchase price is subject to adjustment primarily based upon a working capital provision as provided by the purchase agreement. We will account for the acquisition and we will include Camuto Group as a consolidated wholly-owned subsidiary beginning with our fourth quarter of fiscal 2018. Given the acquisition date, we are in the process of developing our fair value assumptions for the assets and liabilities acquired.

Equity Investment in ABG-Camuto- On November 5, 2018, we acquired a 40% interest in the newly formed ABG-Camuto joint venture for $56.8 million in partnership with Authentic Brands Group LLC. Also on November 5, 2018, ABG-Camuto acquired several intellectual property rights from the Sellers and entered into a licensing agreement with us, which will earn royalties from the net sales of Camuto Group under the brands acquired. We will account for our investment in ABG-Camuto beginning with our fourth quarter of fiscal 2018.

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

As a result of adopting ASU 2014-09, we adjusted our condensed consolidated statements of operations (including total comprehensive income (loss)) on a retrospective basis as follows:

	Three months ended October 28, 2017			Nine months ended October 28, 2017
(in thousands, except per share amounts)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Net sales	$708,308	1,343	$709,651	$2,079,819	2,372	$2,082,191
Franchise and other revenue	$—	1,341	$1,341	$—	3,851	$3,851
Total revenue	$—	710,992	$710,992	$—	2,086,042	$2,086,042
Cost of sales	$(501,591)	667	$(500,924)	$(1,480,901)	3,819	$(1,477,082)
Operating expenses	$(151,772)	(3,403)	$(155,175)	$(454,093)	(10,204)	$(464,297)
Operating profit	$3,422	(52)	$3,370	$91,050	(162)	$90,888
Income before income taxes and income (loss) from equity investment in TSL	$3,903	(52)	$3,851	$90,570	(162)	$90,408
Income tax provision	$(1,496)	20	$(1,476)	$(35,510)	59	$(35,451)
Net income	$4,037	(32)	$4,005	$55,603	(103)	$55,500
Total comprehensive income (loss)	$(3,514)	(32)	$(3,546)	$56,729	(103)	$56,626

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of adopting ASU 2014-09, we adjusted our condensed consolidated balance sheets on a retrospective basis as follows:

	February 3, 2018			October 28, 2017
(in thousands)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
ASSETS
Prepaid expenses and other current assets	$41,333	7,864	$49,197	$25,445	8,775	$34,220
Total current assets	$863,009	7,864	$870,873	$921,966	8,775	$930,741
Deferred income taxes	$27,671	40	$27,711	$35,284	32	$35,316
Total assets	$1,413,613	7,904	$1,421,517	$1,431,578	8,807	$1,440,385
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses	$145,218	3,008	$148,226	$141,990	4,165	$146,155
Total current liabilities	$324,526	3,008	$327,534	$336,303	4,165	$340,468
Total liabilities	$463,258	3,008	$466,266	$483,017	4,165	$487,182
Retained earnings	$350,083	4,896	$354,979	$354,315	4,642	$358,957
Total shareholders' equity	$950,355	4,896	$955,251	$948,561	4,642	$953,203
Total liabilities and shareholders' equity	$1,413,613	7,904	$1,421,517	$1,431,578	8,807	$1,440,385

As a result of adopting ASU 2014-09, we adjusted our condensed consolidated statements of cash flows on a retrospective basis as follows:

	Nine months ended October 28, 2017
(in thousands)	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$55,603	(103)	$55,500
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(20,381)	(11)	$(20,392)
Prepaid expenses and other current assets	$979	(388)	$591
Accrued expenses	$10,598	502	$11,100

Disaggregation of Revenue- The following table presents our revenue disaggregated by operating segments:

	Three months ended		Nine months ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales:
U.S. Retail segment	$721,746	$655,930	$2,083,287	$1,910,125
Canada Retail segment	80,072	—	152,604	—
Other:
ABG	29,851	31,059	94,317	106,377
Ebuys	—	22,662	5,633	65,689
Total Other	29,851	53,721	99,950	172,066
Total net sales	831,669	709,651	2,335,841	2,082,191
Franchise and other revenue	1,334	1,341	4,532	3,851
Total revenue	$833,003	$710,992	$2,340,373	$2,086,042

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

For the U.S. Retail and Canada Retail segments, we separate our merchandise into three primary categories: women’s footwear, men’s footwear, and accessories and other (which includes kids’ footwear). The following table presents the retail net sales by category as reconciled to total net sales:

	Three months ended		Nine months ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Retail net sales by category:
Women's footwear	$539,126	$457,745	$1,517,814	$1,324,508
Men's footwear	155,338	134,128	459,525	405,331
Accessories and other	107,354	64,057	258,552	180,286
Other - ABG and Ebuys	29,851	53,721	99,950	172,066
Total net sales	$831,669	$709,651	$2,335,841	$2,082,191

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended		Nine months ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Gift cards:
Beginning of period	$26,791	$24,806	$32,792	$30,829
Gift cards redeemed and breakage recognized to net sales	(17,390)	(16,174)	(61,424)	(60,615)
Gift cards issued	15,507	14,042	53,540	52,460
End of period	$24,908	$22,674	$24,908	$22,674
Loyalty programs:
Beginning of period	$16,786	$21,606	$21,282	$19,889
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(6,465)	(7,678)	(29,850)	(21,863)
Deferred revenue for loyalty points issued	7,669	8,223	26,558	24,125
End of period	$17,990	$22,151	$17,990	$22,151

Sales Returns- We reduce net sales by the amount of expected returns and cost of sales by the amount of merchandise we expect to recover, which are estimated based on historical experience. The following table presents the changes and total balances for the returns liability:

	Three months ended		Nine months ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Sales returns liability:
Beginning of period	$14,426	$12,763	$14,130	$14,149
Net sales reduced for estimated returns	101,192	85,363	284,808	244,783
Actual returns during the period	(98,332)	(82,038)	(281,652)	(242,844)
End of period	$17,286	$16,088	$17,286	$16,088

As of November 3, 2018, February 3, 2018, and October 28, 2017, the asset for recovery of merchandise returns was $8.9 million, $7.9 million, and $8.8 million, respectively.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    RELATED PARTY TRANSACTIONS

Accounts receivable and accounts payable associated with related parties are separately presented on the consolidated balance sheets. Accounts receivable from and payables to related parties normally settle in the form of cash in 30 to 60 days.

Schottenstein Affiliates

As of November 3, 2018, the Schottenstein Affiliates, entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 14% of the Company's outstanding common shares, representing approximately 49% of the combined voting power. As of November 3, 2018, the Schottenstein Affiliates beneficially owned 3.6 million Class A common shares and 7.7 million Class B common shares. We had the following related party transactions with Schottenstein Affiliates:

Leases- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. During the three months ended November 3, 2018 and October 28, 2017, we recorded rent expense from leases with Schottenstein Affiliates of $2.3 million and $2.2 million, respectively. During the nine months ended November 3, 2018 and October 28, 2017, we recorded rent expense from leases with Schottenstein Affiliates of $6.9 million and $6.8 million, respectively.

Other Purchases and Services- During the three months ended November 3, 2018 and October 28, 2017, we had other purchases and services from Schottenstein Affiliates of $1.3 million and $0.3 million, respectively. During the nine months ended November 3, 2018 and October 28, 2017, we had other purchases and services from Schottenstein Affiliates of $4.5 million and $0.9 million, respectively.

TSL

Prior to our acquisition of the remaining interest in TSL on May 10, 2018, our ownership interest in TSL provided us a 50% voting control and board representation equal to the co-investor, and was treated as an equity investment. We had the following related party transactions with TSL during the period it was an equity investment:

Management Agreement- We had a management agreement with TSL under which we provided certain information technology and management services. During the three months ended October 28, 2017, we recognized income of $0.3 million. During the nine months ended November 3, 2018 and October 28, 2017, we recognized income of $0.3 million and $0.9 million, respectively.

License Agreement- We licensed the use of our tradename and trademark, DSW Designer Shoe Warehouse, to TSL for a royalty fee based on a percentage of net sales from its Canadian DSW stores, which are included in net sales. The license was exclusive and non-transferable for use in Canada. During the three months ended October 28, 2017, we recognized royalty income of $0.2 million. During the nine months ended November 3, 2018 and October 28, 2017, we recognized royalty income of $0.1 million and $0.5 million, respectively.

Other Purchases and Services- During the three months ended October 28, 2017, TSL had other purchases and services from us of $0.3 million. During the nine months ended November 3, 2018 and October 28, 2017, TSL had other purchases and services from us of $0.4 million and $1.9 million, respectively. During the nine months ended November 3, 2018, we purchased inventory from TSL for $1.3 million.

5.    EARNINGS PER SHARE

Basic earnings per share is based on net income and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options, restricted stock units ("RSUs"), and performance-based restricted stock units ("PSUs") calculated using the treasury stock method.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a reconciliation of the number of shares used in the calculation of earnings per share:

	Three months ended		Nine months ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Weighted average shares outstanding - Basic shares	80,321	80,112	80,231	80,215
Dilutive effect of stock-based compensation awards	1,966	535	1,455	484
Weighted average shares outstanding - Diluted shares	82,287	80,647	81,686	80,699

For the three months ended November 3, 2018 and October 28, 2017, the number of potential shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive was 1.3 million and 4.5 million, respectively. For the nine months ended November 3, 2018 and October 28, 2017, the number of potential shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive was 2.0 million and 4.4 million, respectively.

6.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Nine months ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Stock options	$960	$1,467	$4,098	$4,804
Restricted and director stock units	2,975	2,021	9,535	6,535
	$3,935	$3,488	$13,633	$11,339

The following table summarizes the stock-based compensation award activity for the nine months ended November 3, 2018:

	Number of shares
(in thousands)	Stock Options	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	4,333	436	457
Granted	—	737	255
Exercised / vested	(183)	(87)	(60)
Forfeited / expired	(132)	(76)	(4)
Outstanding - end of period	4,018	1,010	648

As of November 3, 2018, 4.1 million shares of Class A common shares remain available for future stock-based compensation grants under the 2014 Long-Term Incentive Plan.

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

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides additional information for our common shares:

	November 3, 2018		February 3, 2018		October 28, 2017
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	85,706	7,733	85,385	7,733	85,346	7,733
Outstanding shares	72,615	7,733	72,294	7,733	72,255	7,733
Treasury shares	13,091	—	13,091	—	13,091	—

We have authorized 100 million shares of no par value preferred shares with no shares issued for any of the periods presented.

Dividends- During each of the quarters for fiscal 2018 and 2017, we paid a quarterly cash dividend of $0.25 per share and $0.20 per share, respectively, for both Class A and Class B common shares. On December 11, 2018, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on January 4, 2019 to shareholders of record at the close of business on December 21, 2018.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500.0 million of DSW common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the nine months ended November 3, 2018, we did not repurchase any Class A common shares, with $524.1 million of Class A common shares that remain authorized under the program as of November 3, 2018. During the nine months ended October 28, 2017, we repurchased 0.5 million Class A common shares at a cost of $9.4 million. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

Accumulated Other Comprehensive Income (Loss)- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Three months ended
	November 3, 2018			October 28, 2017
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(1,365)	$(911)	$(2,276)	$(5,001)	$(263)	$(5,264)
Other comprehensive loss before reclassifications	(271)	(133)	(404)	(7,343)	(182)	(7,525)
Amounts reclassified to non-operating expenses, net	—	14	14	25	(51)	(26)
Other comprehensive loss	(271)	(119)	(390)	(7,318)	(233)	(7,551)
Accumulated other comprehensive loss - end of period	$(1,636)	$(1,030)	$(2,666)	$(12,319)	$(496)	$(12,815)

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine months ended
	November 3, 2018			October 28, 2017
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(9,278)	$(796)	$(10,074)	$(13,699)	$(242)	$(13,941)
Other comprehensive loss before reclassifications	(6,321)	(450)	(6,771)	(806)	(149)	(955)
Amounts reclassified to non-operating expenses, net	13,963	216	14,179	2,186	(105)	2,081
Other comprehensive income (loss)	7,642	(234)	7,408	1,380	(254)	1,126
Accumulated other comprehensive loss - end of period	$(1,636)	$(1,030)	$(2,666)	$(12,319)	$(496)	$(12,815)

8.    INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	November 3, 2018	February 3, 2018	October 28, 2017
Carrying value of investments	$72,827	$125,349	$180,531
Unrealized gains included in accumulated other comprehensive loss	3	23	47
Unrealized losses included in accumulated other comprehensive loss	(982)	(767)	(512)
Fair value	$71,848	$124,605	$180,066

9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	November 3, 2018	February 3, 2018	October 28, 2017
Land	$1,110	$1,110	$1,110
Buildings	12,485	12,485	12,485
Building and leasehold improvements	432,367	404,852	399,905
Furniture, fixtures and equipment	455,263	423,597	418,432
Software	152,793	137,917	136,295
Construction in progress(1)	41,908	39,201	33,169
Total property and equipment	1,095,926	1,019,162	1,001,396
Accumulated depreciation and amortization	(712,816)	(663,963)	(643,242)
Property and equipment, net	$383,110	$355,199	$358,154

(1)	Construction in progress is comprised primarily of the construction of leasehold improvements and furniture and fixtures related to unopened stores and internal-use software under development.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	Nine months ended
	November 3, 2018			October 28, 2017
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail segment	$25,899	$—	$25,899	$25,899	$—	$25,899
Other - Ebuys	53,790	(53,790)	—	53,790	—	53,790
	79,689	(53,790)	25,899	79,689	—	79,689
Activity during the period by segment:
Canada Retail segment:
Acquired TSL goodwill	29,807	—	29,807	—	—	—
Impairment charges	—	(29,077)	(29,077)	—	—	—
Currency translation adjustment	(762)	32	(730)	—	—	—
Other:
Impairment charges	—	—	—	—	(53,790)	(53,790)
Eliminated Ebuys goodwill	(53,790)	53,790	—	—	—	—
	(24,745)	24,745	—	—	(53,790)	(53,790)
End of period by segment:
U.S. Retail segment	25,899	—	25,899	25,899	—	25,899
Canada Retail segment	29,045	(29,045)	—	—	—	—
Other - Ebuys	—	—	—	53,790	(53,790)	—
	$54,944	$(29,045)	$25,899	$79,689	$(53,790)	$25,899

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
November 3, 2018
Definite-lived:
Customer relationships	$1,373	$(229)	$1,144
Favorable leasehold interests	3,510	(200)	3,310
Indefinite-lived trademarks and tradenames	15,546	—	15,546
	$20,429	$(429)	$20,000
February 3, 2018
Definite-lived:
Online retailer and customer relationships	$3,767	$(3,767)	$—
Tradenames	1,260	(1,260)	—
Non-compete agreements	1,800	(1,800)	—
Indefinite-lived trademarks and tradenames	135	—	135
	$6,962	$(6,827)	$135
October 28, 2017
Definite-lived:
Online retailer and customer relationships	$3,767	$(3,767)	$—
Tradenames	4,222	(1,222)	3,000
Non-compete agreements	1,800	(1,800)	—
Indefinite-lived trademarks and tradenames	135	—	135
	$9,924	$(6,789)	$3,135

The definite-lived intangible assets are amortized by the straight-line method using three years for customer relationships associated with TSL's loyalty program and over the remaining lease term for favorable leasehold interests.

11.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	November 3, 2018	February 3, 2018	October 28, 2017
Gift cards and merchandise credits	$24,908	$32,792	$22,674
Accrued compensation and related expenses	37,317	25,082	22,390
Accrued taxes	30,321	20,757	23,289
Loyalty programs deferred revenue	17,990	21,282	22,151
Sales returns	17,286	14,130	16,088
Other(1)	55,142	34,183	39,563
	$182,964	$148,226	$146,155

(1)	Other is comprised of various other accrued expenses that we expect will settle within one year of the applicable period, including amounts owed under our vendor payment program described below.

We offer our vendors a payment program where a payment processing intermediary makes regularly-scheduled payments to participating vendors and we, in turn, settle monthly with the intermediary. The net change in the outstanding balance is reflected as a financing activity in the consolidated statements of cash flows.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    NON-CURRENT LIABILITIES

Non-current liabilities consisted of the following:

(in thousands)	November 3, 2018	February 3, 2018	October 28, 2017
Construction and tenant allowances	$73,531	$80,725	$82,135
Deferred rent	35,644	37,116	37,820
Accrual for lease obligations	12,348	6,511	8,310
Unfavorable leasehold interests	6,310	—	—
Other(1)	22,897	14,380	13,487
	$150,730	$138,732	$141,752

(1)	Other is comprised of various other accrued expenses that we expect will settle beyond one year from the end of the applicable period.

The accrual for lease obligations includes an office space we lease that expires in 2024. We sublease the entire office space to an unrelated third party at an annual rent that is lower than our total annual lease obligation. The sublease was renewed for a two-year term in June 2017, which can be terminated by the tenant at any time with 60 days' notice. As a result of our decision to exit the Ebuys business, which is included in our Other segment, during the nine months ended November 3, 2018, we exited a leased office space that expires in 2020 and a fulfillment center that expires in 2023 and recorded a lease exit charge of $7.2 million. Also during the nine months ended November 3, 2018, as a result of our decision to exit the Town Shoes banner by the end of fiscal 2018, which is included in our Canada Retail segment, we closed certain Town Shoes banner stores with remaining lease terms and recorded a lease exit charge of $13.8 million. The lease exit charges were recorded to operating expenses in the consolidated statements of operations with a related addition to the accrual for lease obligations that included the reserves for these leases based on the remaining lease payments and estimated sublease income. We estimate total cost of approximately $20.0 million to $25.0 million to exit the Town Shoes banner representing lease exit charges, severance, and inventory write-downs.

The following table presents the changes and total balances for the accrual for lease obligations:

	Nine months ended
(in thousands)	November 3, 2018	October 28, 2017
Beginning of period	$6,511	$7,283
Additions	21,008	—
Net sublease income received (lease obligation payments)	(15,244)	781
Adjustments	73	246
End of period	$12,348	$8,310

13.    DEBT

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. As of November 3, 2018, the Credit Facility provided a revolving line of credit up to $300 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, dividends and share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with any loans issued in CAD bearing interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of November 3, 2018, we had no outstanding borrowings under the

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Credit Facility and $6.2 million in letters of credit issued, resulting in $293.8 million available for borrowings. Interest expense related to the Credit Facility includes letters of credit interest, commitment fees and the amortization of debt issuance costs.

On October 10, 2018, the Credit Facility was amended to include the acquisition of Camuto Group as a permitted acquisition and, following the acquisition, to utilize an accordion feature that provided for an increase to the revolving line of credit. On November 5, 2018, following the acquisition of Camuto Group, the amended Credit Facility was increased to provide a revolving line of credit up to $400 million with no change to the sub-limits.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of November 3, 2018, we were in compliance with all financial covenants. As a result of the acquisition of Camuto Group, we have elected to increase the leverage ratio whereby we must maintain a leverage ratio not to exceed 3.50:1 as of the end of the fourth quarter of fiscal 2018 and for the subsequent three quarters.

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

Activity for the contingent consideration liability for the nine months ended October 28, 2017 was as follows:

(in thousands)
Contingent consideration liability - beginning of period	$33,204
Accretion in value	3,506
Fair value adjustment	(32,432)
Other adjustments	684
Contingent consideration liability - end of period	$4,962

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

Contractual Obligations- As of November 3, 2018, we have entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments were $0.3 million as of November 3, 2018. In addition, we have entered into various noncancelable purchase and service agreements. The obligations under these agreements were approximately $17.3 million as of November 3, 2018.

DSW INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The performance of each segment is based on net sales and gross profit, which is defined as net sales less cost of sales, as follows:

(in thousands)	U.S. Retail	Canada Retail	Other	Total
Three months ended November 3, 2018
Net sales	$721,746	80,072	29,851	$831,669
Gross profit	$239,650	25,364	6,069	$271,083
Three months ended October 28, 2017
Net sales	$655,930	—	53,721	$709,651
Gross profit	$204,277	—	4,450	$208,727
Nine months ended November 3, 2018
Net sales	$2,083,287	152,604	99,950	$2,335,841
Gross profit	$667,595	43,582	19,626	$730,803
Nine months ended October 28, 2017
Net sales	$1,910,125	—	172,066	$2,082,191
Gross profit	$585,646	—	19,463	$605,109

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our acquisitions. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K filed on March 23, 2018, and "Part II, Item 1A. Risk Factors" in this Quarterly Report, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in growing our store base and digital demand;

•	risks related to our acquisitions of Camuto Group and TSL, including the possibility that the anticipated benefits of the acquisitions are not realized when expected or at all;

•	our ability to protect our reputation and to maintain the brands we license;

•	maintaining strong relationships with our vendors, manufacturers and wholesale customers;

•	our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;

•	risks related to the loss or disruption of our distribution and/or fulfillment operations;

•	continuation of agreements with and our reliance on the financial condition of Stein Mart;

•	our ability to execute our strategies;

•	risks related to international franchisees failing to perform under their obligations and/or not operating the franchised stores according to our standards;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to the loss or disruption of our information systems and data;

•	our ability to prevent or mitigate breaches of our information security and the compromise of sensitive and confidential data;

•	failure to retain our key executives or attract qualified new personnel;

•	our reliance on our loyalty program and marketing to drive traffic, sales and customer loyalty;

•	risks related to leases of our properties;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on foreign sources for merchandise and risks inherent to international trade, including escalating trade tensions between the U.S. and other countries;

•	uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation, including the impact of the Tax Cuts and Jobs Act;

•	uncertain general economic conditions;

•	risks related to holdings of cash and investments and access to liquidity; and

•	fluctuations in foreign currency exchange rates.

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

Executive Overview

We started the fiscal year with a goal of growing market share by investing in people, product, marketing and innovation. We have been pleased with the results year-to-date. Increased key item sourcing, strategic category distortions and the expansion of DSW kids delivered a 7.3% increase in comparable sales in the third quarter of fiscal 2018, bringing the year-to-date increase in comparable sales to 6.3%. Our inventory distortion successfully drove growth across all categories. Marketing investments resulted in growth in transactions with both new and existing customers across all channels. The launch of DSW's VIP Rewards program increased customer engagement and continues to drive growth in average spend per member. Strong sales of regular priced merchandise and favorable sourcing contributed to gains in gross margin.
In addition, our newly integrated Canadian business delivered strong sales and profit expansion, driven by our efforts to focus on DSW Canada, Shoe Warehouse and The Shoe Company. The significant level of freshness and excitement we delivered to customers, coupled with effective direct marketing, drove earnings accretion. We are taking steps to upgrade our Canadian online platform and launch new loyalty programs next year, which we expect to accelerate top line growth.
Lastly, we completed a significant milestone with the acquisition of Camuto Group at the beginning of the fourth quarter. The acquisition brings a product and design infrastructure in-house that is expected to increase our competitive differentiation over the long-term through the ability to develop exclusive and proprietary brands. Furthermore, Camuto Group will leverage our financial strength and expertise as we grow the direct-to-consumer business and pursue wholesale growth opportunities. The ABG-Camuto partnership is intended to open new revenue streams while expanding the addressable market for our Company in the long-term through new licensing and distribution opportunities.
Financial Summary

Total revenue increased to $833.0 million for the three months ended November 3, 2018 from $711.0 million for the three months ended October 28, 2017. The 17.2% increase in total revenue was primarily driven by incremental sales from TSL, a 7.3% increase in comparable sales, and an increase from non-comparable store sales, partially offset by the loss of sales of Gordmans stores and the exit of Ebuys. The comparable sales increase was driven by growth in all categories and channels.

During the three months ended November 3, 2018, gross profit as a percentage of net sales was 32.6%, an increase of 320 basis points from 29.4% in the previous year. The increase in the gross profit rate was primarily driven by favorable merchandise margin and the impact of the exit of Ebuys during the current year. Effective inventory management delivered better in-stock rates, which resulted in improved conversion and regular price selling that drove higher margins.

Net income for the three months ended November 3, 2018 was $39.3 million, or $0.48 per diluted share, which included net after-tax charges of $18.6 million, or $0.22 per diluted share, primarily related to acquisition activity and the exit of the Town Shoes banner. Net income for the three months ended October 28, 2017 was $4.0 million, or $0.05 per diluted share, which included net after-tax charges of $31.9 million, or $0.40 per diluted share, primarily related to impairment charges, amortization of intangibles and the change in fair value of the contingent consideration liability associated with the acquisition of Ebuys.

In addition to the acquisitions of TSL and Camuto Group, we have continued making investments in our business that support our long-term growth objectives. During the nine months ended November 3, 2018, we invested $48.5 million in capital expenditures compared to $39.6 million during the nine months ended October 28, 2017. Our capital expenditures during fiscal 2018 primarily related to nine new store openings in the U.S., store remodels and business infrastructure.

Results of Operations

The following represents components of our consolidated results of operations, with associated percentages of total revenue:

	Three months ended				Nine months ended
(dollars in thousands)	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
Revenue:
Net sales	$831,669	99.8%	$709,651	99.8%	$2,335,841	99.8%	$2,082,191	99.8%
Franchise and other revenue	1,334	0.2	1,341	0.2	4,532	0.2	3,851	0.2
Total revenue	833,003	100.0	710,992	100.0	2,340,373	100.0	2,086,042	100.0
Cost of sales	(560,586)	(67.3)	(500,924)	(70.5)	(1,605,038)	(68.6)	(1,477,082)	(70.8)
Franchise costs	(98)	—	—	—	(671)	—	—	—
Operating expenses	(226,393)	(27.2)	(155,175)	(21.8)	(589,559)	(25.2)	(464,297)	(22.3)
Impairment adjustments (charges)	7,163	0.9	(82,701)	(11.6)	(29,077)	(1.2)	(82,701)	(4.0)
Change in fair value of contingent consideration liability	—	—	31,178	4.4	—	—	28,926	1.4
Operating profit	53,089	6.4	3,370	0.5	116,028	5.0	90,888	4.3
Interest income, net	870	0.1	602	0.1	2,339	0.1	1,824	0.1
Non-operating expenses, net	(108)	—	(121)	—	(49,594)	(2.1)	(2,304)	(0.1)
Income before income taxes and income (loss) from equity investment in TSL	53,851	6.5	3,851	0.6	68,773	3.0	90,408	4.3
Income tax provision	(14,532)	(1.7)	(1,476)	(0.2)	(42,203)	(1.8)	(35,451)	(1.7)
Income (loss) from equity investment in TSL	—	—	1,630	0.2	(1,310)	(0.1)	543	—
Net income	$39,319	4.8%	$4,005	0.6%	$25,260	1.1%	$55,500	2.6%

Three and Nine Months Ended November 3, 2018 Compared to Three and Nine Months Ended October 28, 2017

Net Sales

Net sales for the three months ended November 3, 2018 increased 17.2% compared to the three months ended October 28, 2017. The following summarizes the change in total net sales from the same period last year:

(in thousands)	Three months ended November 3, 2018	Nine months ended November 3, 2018
Net sales for the same period last year	$709,651	$2,082,191
Increase in comparable sales	49,538	124,909
Net increase from non-comparable store sales and other changes	18,375	54,528
Increase due to TSL sales	80,072	152,604
Loss of sales from Gordmans and Ebuys	(25,967)	(78,391)
Total net sales	$831,669	$2,335,841

The following summarizes net sales by segment:

	Three months ended			Nine months ended
(in thousands)	November 3, 2018	October 28, 2017	Change	November 3, 2018	October 28, 2017	Change
Segment:
U.S. Retail	$721,746	$655,930	$65,816	$2,083,287	$1,910,125	$173,162
Canada Retail	80,072	—	80,072	152,604	—	152,604
Other(1)	29,851	53,721	(23,870)	99,950	172,066	(72,116)
Total net sales	$831,669	$709,651	$122,018	$2,335,841	$2,082,191	$253,650

(1)	Other represents net sales for ABG and Ebuys.

The following summarizes our comparable sales change:

	Three months ended		Nine months ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
U.S. Retail segment	7.3%	(0.4)%	6.2%	(1.0)%
Other - ABG	6.5%	0.5%	7.6%	(0.5)%
Total Company	7.3%	(0.4)%	6.3%	(1.0)%

Our increase in total net sales for the three and nine months ended November 3, 2018 over the same periods last year was primarily driven by incremental sales from TSL and the increase in comparable and non-comparable store sales, partially offset by the exits of Gordmans and Ebuys. Within the U.S. Retail segment, comparable sales increased due to an increase in transactions driven by higher traffic with relatively flat average dollar sales per transaction. We continue to have strong growth in demand on our digital platforms and increasing store fulfillment of online orders.

Franchise and Other Revenue

Franchise and other revenue consists of merchandise sales, royalties and other fees paid by franchisees, as well as rental income on owned properties.

Gross Profit

Gross profit is determined as follows:

	Three months ended		Nine months ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$831,669	$709,651	$2,335,841	$2,082,191
Cost of sales	(560,586)	(500,924)	(1,605,038)	(1,477,082)
Gross profit	$271,083	$208,727	$730,803	$605,109
Gross profit as a percentage of net sales	32.6%	29.4%	31.3%	29.1%

The following presents gross profit and their components as a percentage of net sales:

	Three months ended		Nine months ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
U.S. Retail segment:
Merchandise margin	45.6%	44.1%	44.7%	44.0%
Store occupancy expenses	(10.2)	(10.8)	(10.5)	(11.1)
Distribution and fulfillment expenses	(2.2)	(2.2)	(2.2)	(2.2)
Gross profit	33.2	31.1	32.0	30.7
Canada Retail segment:
Merchandise margin	46.3	—	43.9	—
Store occupancy expenses	(13.4)	—	(14.1)	—
Distribution expenses	(1.2)	—	(1.2)	—
Gross profit	31.7	—	28.6	—
Other - gross profit	20.3	8.3	19.6	11.3
Total Company gross profit	32.6%	29.4%	31.3%	29.1%

The U.S. Retail segment merchandise margin increased 150 basis points for the three months ended November 3, 2018 and increased 70 basis points for the nine months ended November 3, 2018 over the same periods last year primarily due to higher initial markups and lower markdowns. U.S. Retail segment store occupancy expenses as a percentage of net sales was favorable due to improved leverage. Other gross profit margin increased primarily due to the exit of Ebuys during the current year.

Operating Expenses

For the three and nine months ended November 3, 2018, operating expenses as a percentage of total revenue increased 540 and 290 basis points, respectively, over the same periods last year driven by an increase in marketing investments, incentive compensation and the impact of lease exit charges, acquisition-related costs, restructuring charges, and the consolidation of TSL results during the current period.

Impairment Charges

With the TSL acquisition being accounted for as a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during the nine months ended November 3, 2018, we recorded a goodwill impairment charge, net of adjustments, as a result of recording adjustments to the preliminary purchase allocations, which resulted in impairing all of TSL’s goodwill.

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

Income Taxes

On December 22, 2017, the U.S. Tax Reform was enacted in the U.S., which included the reduction in the federal statutory tax rate from 35% to 21%. Offsetting the favorable impact from the U.S. Tax Reform, during the nine months ended November 3, 2018, we had additional tax provision expense of $25.1 million due to recording a valuation allowance associated with deferred tax assets and nondeductible discrete items, primarily related to the charges recorded as a result of the acquisition of TSL. As a result, our effective tax rate changed from 39.0% for the nine months ended October 28, 2017 to 62.6% for the nine months ended November 3, 2018.

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

On November 5, 2018, we completed the acquisition of all of the outstanding securities of Camuto Group for $170.8 million, net of acquired cash of $10.2 million. Also on November 5, 2018, we acquired a 40% interest in the newly formed ABG-Camuto joint venture for $56.8 million in partnership with Authentic Brands Group LLC. The purchase price of the acquisition, along with the acquired equity investment in ABG-Camuto, was funded with available cash and borrowings on the revolving line of credit of $160.0 million. The purchase price is subject to adjustment primarily based upon a working capital provision as provided by the purchase agreement.

As a result of our decision to exit the Town Shoes banner by the end of fiscal 2018, we estimate the total cost of approximately $20.0 million to $25.0 million to exit the Town Shoes banner representing lease exit charges, severance, and inventory write-downs.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy and withstand unanticipated business volatility. We believe that cash generated from our operations, together with our current levels of cash and investments, as well as availability under our Credit Facility, are sufficient over the next 12 months and the foreseeable future to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures and the acquisition of Camuto Group, and repurchase common shares under our share repurchase program.

Operating Cash Flows

For the nine months ended November 3, 2018, net cash provided by operations was $147.3 million compared to $138.6 million for the nine months ended October 28, 2017. The increase was driven by an increase in net income after adjusting for non-cash activity, including depreciation and amortization, impairment charges, the loss on previously held assets in TSL, loss on foreign currency reclassified from accumulated other comprehensive loss, stock-based compensation, the change in deferred income taxes, and lease exit charges. In addition, net cash provided by operations increased due to working capital changes as a result of higher accrued expenses related to incentive compensation, acquisition related costs and taxes, partially offset by higher levels of inventory on hand, net of reduction in Canada Retail inventory through clearance activity, and the timing of payments to merchandise vendors.

Investing Cash Flows

For the nine months ended November 3, 2018, our net cash used in investing activities was $41.0 million, which was due to the acquisition of TSL, capital expenditures of $48.5 million and $16.0 million of additional borrowings by TSL prior to the acquisition, partially offset by the net liquidation of our available-for sale-securities. During the nine months ended October 28, 2017, our net cash used in investing activities was $47.4 million, which included the payment of $39.6 million for capital expenditures and $5.7 million of additional borrowings by TSL.

Financing Cash Flows

For the nine months ended November 3, 2018, our net cash used in financing activities was $60.6 million compared to $57.0 million for the nine months ended October 28, 2017. Net cash used in financing activities was primarily related to the payment of dividends, which was increased from $0.20 per share in fiscal 2017 to $0.25 per share in fiscal 2018. In addition, during the nine months ended October 28, 2017, we purchased treasury shares under our share repurchase program.

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500.0 million of DSW common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the nine months ended November 3, 2018, we did not repurchase any Class A common shares, with $524.1 million of Class A common shares that remain authorized under the program as of November 3, 2018. During the nine months ended October 28, 2017, we repurchased 0.5 million Class A common shares at a cost of $9.4 million. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

Debt

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. As of November 3, 2018, the Credit Facility provided a revolving line of credit up to $300 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, dividends and share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with any loans issued in CAD bearing interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of November 3, 2018, we had no outstanding borrowings under the Credit Facility and $6.2 million in letters of credit issued, resulting in $293.8 million available for borrowings. Interest expense related to the Credit Facility includes letters of credit interest, commitment fees and the amortization of debt issuance costs.

On October 10, 2018, the Credit Facility was amended to include the acquisition of Camuto Group as a permitted acquisition and, following the acquisition, to utilize an accordion feature that provided for an increase to the revolving line of credit. On November 5, 2018, following the acquisition of Camuto Group, the amended Credit Facility was increased to provide a revolving line of credit up to $400 million with no change to the sub-limits.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of November 3, 2018, we were in compliance with all financial covenants. As a result of the acquisition of Camuto Group, we have elected to increase the leverage ratio whereby we must maintain a leverage ratio not to exceed 3.50:1 as of the end of the fourth quarter of fiscal 2018 and for the subsequent three quarters.

Capital Expenditure Plans

We expect to spend approximately $80 million for capital expenditures in fiscal 2018, which now includes our planned capital expenditures related to the Canada Retail segment. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. We plan to open nine new DSW stores in the U.S. in fiscal 2018 with no planned openings in Canada post-acquisition. The average investment required to open a new DSW store in the U.S. is approximately $1.4 million prior to construction and tenant allowances, which average $0.4 million. Of this amount, gross inventory typically accounts for $0.5 million, fixtures and leasehold improvements typically account for $0.7 million, and new store advertising and other new store expenses typically account for $0.2 million.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

We have included a summary of our contractual obligations as of February 3, 2018 in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. As of November 3, 2018, we have entered into various noncancelable purchase and service agreements resulting in purchase obligations of approximately $17.3 million. There have been no other material changes in contractual obligations outside the ordinary course of business since February 3, 2018.

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

Interest Rate Risk

We hold available-for-sale investments. Our results of operations are not materially affected by changes in market interest rates. Also, as of November 3, 2018, we did not have borrowings under our Credit Facility and, consequently, did not have any material exposure to interest rate market risks during or at the end of this period. However, the purchase price of the Camuto Group acquisition, along with the acquired equity investment in ABG-Camuto, was funded with available cash and borrowings on the revolving line of credit of $160.0 million. Borrowings under our Credit Facility are based on a variable rate of interest, which exposes us to interest rate market risks, particularly during a period of rising interest rates.

Foreign Currency Exchange Risk

We are primarily exposed to the impact of foreign exchange rate risk primarily through our TSL operations in Canada where the functional currency is the Canadian dollar. A hypothetical 10% movement in the Canadian dollar could result in a $7.2 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss within the consolidated balance sheets, and $1.9 million of foreign currency revaluation, which would be recorded in non-operating expenses, net within the consolidated statements of operations.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of the acquisition while integrating the acquired operations. As a result of acquiring the remaining interest in TSL on May 10, 2018, TSL became a consolidated subsidiary and ceased being accounted for under the equity method. In addition, on November 5, 2018, we completed the acquisition of all of the outstanding securities of Camuto Group. Management's assessment of internal control over financial reporting for fiscal 2018 is expected to exclude the internal controls of TSL and Camuto Group.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth in Note 14, Commitments and Contingencies - Legal Proceedings, of the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.     Risk Factors

The following risk factors supplement and update our risk factors as set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018:

Our recent acquisitions of Camuto Group and TSL could disrupt our ongoing business and adversely impact our results of operations.

On November 5, 2018, we completed the acquisition of all of the outstanding securities of Camuto Group. On May 10, 2018, we also acquired the remaining interest in TSL. Such acquisitions may disrupt our business or divert the attention of our management. Achieving the expected benefits depends in large part on our successful integration of any newly acquired operations, systems and personnel with our own in a timely and efficient manner. We cannot ensure that all of our integration efforts will be completed on a timely basis or as planned. Our operating results or financial condition may be adversely impacted by pre-existing claims or liabilities, both known and unknown. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures and may also result in the diversion of management and financial resources from core business objectives. Our ability to successfully operate Town Shoes in Canada may be adversely affected by political, economic and social conditions beyond our control, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-corruption and currency laws and regulations. Risks inherent in our existing and future operations also include, among others, the costs and difficulties of managing operations outside of the United States, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations thereof may have an adverse effect on our financial results. There can be no assurance that we will successfully integrate our businesses or that we will realize the anticipated benefits of the acquisitions after we complete our integration efforts.

The success of the acquired Camuto Group business is dependent on our third-party manufacturers and other business partners.

The success of the acquired Camuto Group business depends on our ability to obtain products from our manufacturers on a timely basis and on acceptable terms. We do not exert direct control over the manufacturers' operations and cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines or meet our quality standards. We typically do not have long-term supply contracts with our manufacturers, and the loss of any of our major manufacturers could disrupt our operations and adversely affect our business. In addition, our manufacturers operate outside the U.S. and are subject to additional risks associated with international trade and negative trends in global economic conditions. If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, such disruptions may negatively impact our ability to deliver quality products to our customers on a timely basis. This would jeopardize our ability to properly merchandise and service our wholesale customers, which may, in turn, have a negative impact on our customer relationships and result in lower net sales and profits.

The success of the acquired Camuto Group business is also dependent on the strength of our relationships with our wholesale customers, and reductions in or loss of sales to such customers could have an adverse effect on our business.

The Camuto Group business is dependent on sales of branded, licensed and private-label footwear and accessories to wholesale customers, primarily department stores and other specialty retailers. We typically do not have long-term contracts with our wholesale customers. Sales to these customers are generally on an order-by-order basis and are subject to the rights of cancellation and rescheduling by the customer. Failure to fill wholesale customers’ orders in a timely manner could harm our relationships with such customers.

If any of our major wholesale customers experiences a significant downturn in its business, or fails to remain committed to our products or brands, such customers may reduce or discontinue purchases from us. In addition, increased promotional activity by our wholesale customers could negatively impact the image of our brands and or lead to reduced pricing or purchases of our products, which could have an adverse effect on our business.

We are constantly exploring new business opportunities and implementing initiatives. The failure to successfully execute our strategies may have a material adverse effect on our business, results of operations or financial condition.

We have expanded our products and markets in part through strategic acquisitions and we may continue to do so in the future. For example, in fiscal 2018, we acquired Camuto Group and the remaining equity interest in TSL. The continued development and implementation of new business opportunities and strategies involve numerous risks, including risks inherent in entering new markets in which we may not have prior experience, and could distract management from our core business. In the event that we lose focus on our core business or are unsuccessful in the execution of our concept, it may have a material adverse effect on our business, results of operations or financial condition.

We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.

All of the Camuto Group products are manufactured outside the U.S., whereas our retail merchandise is purchased from both domestic and foreign vendors. However, many of our domestic vendors import a large portion of their merchandise from abroad. We believe almost all of our merchandise was manufactured outside the U.S., with the majority manufactured in China. For this reason, we face risks inherent in purchasing from foreign suppliers, such as: economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the U.S. or foreign countries from which our merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with foreign laws and with domestic and international labor standards. We also face risks and uncertainty relating to escalating trade tensions between the U.S. and other countries, as well as U.S. laws affecting the importation of goods, such as recent tariffs imposed on Chinese goods imported to the U.S. Such events may increase our costs and disrupt our operations, which could have a material adverse effect on us.

We require our business partners to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control such third parties or their labor and business practices. The violation of labor or other laws by one of our vendors could have a material adverse effect on our business.

The reputation and competitive position for the acquired Camuto Group business are dependent on our ability to maintain the brands we license.

In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we formed ABG-Camuto, a joint venture in which we have a 40% interest. This joint venture acquired several intellectual property rights from the Sellers, including Vince Camuto®, Louise et Cie®, Sole Society®, CC Corso Como®, Enzo Angiolini® and others, and will focus on licensing and developing new category extensions to support the global growth of these brands. ABG-Camuto has entered into a licensing agreement with us, which will earn royalties from the net sales of Camuto Group under the brands acquired. In addition, we hold footwear licenses of Jessica Simpson® and Lucky Brand® and, through joint ventures, participate in the ED Ellen DeGeneres® and Mercedes Castillo® brands.

We rely on our ability to retain and maintain good relationships with the licensors and their ability to maintain strong, well-recognized brands and trademarks. The terms of our license agreements vary and are subject to renewal with various termination provisions. There can be no assurance that we will be able to renew these licenses. Even our longer-term or renewable licenses are typically dependent upon our ability to market and sell the licensed products at specified levels, and the failure to meet such levels may result in the termination or non-renewal of such licenses. Furthermore, many of our license agreements require minimum royalty payments, and if we are unable to generate sufficient sales and profitability to cover these minimum royalty requirements, we may be required to make additional payments to the licensors that could have a material adverse effect on our business and results of operations.

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

The following table sets forth the Class A common share repurchases during the most recent quarter:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
August 5, 2018 to September 1, 2018	11	$27.35	—	$524,094
September 2, 2018 to October 6, 2018	6	$31.61	—	$524,094
October 7, 2018 to November 3, 2018	—	$—	—	$524,094
	17	$28.78	—

(1)	The total number of shares repurchased includes shares withheld in connection with tax payments due upon vesting of employee stock awards.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
2.1#
Securities Purchase Agreement, dated as of October 10, 2018, by and among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers’ Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections. Incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-32545) filed October 11, 2018.

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
10.1
Second Amendment to Credit Agreement, dated as of October 10, 2018, by and among DSW Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed October 11, 2018.

31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*	XBRL Instance Documents
* Filed herewith
# Schedules and exhibits attached to the Securities Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSW INC.

Date:	December 11, 2018	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)