Form 10-K
period 2019-02-02
Designer Brands Inc.
filed 2019-03-26
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number 1-32545

DESIGNER BRANDS INC.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of August 4, 2018, was $1,905,022,792.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 19, 2019: 70,699,624 Class A common shares and 7,732,786 Class B common shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on
Form 10-K.

DESIGNER BRANDS INC.

On March 19, 2019, DSW Inc. changed its name to Designer Brands Inc. All references to "we," "us," "our," "Designer Brands Inc.," or the "Company" in this Annual Report on Form 10-K mean Designer Brands Inc. and its subsidiaries. References to "DSW" refer to the DSW Designer Shoe Warehouse banner unless otherwise stated.

We own many trademarks and service marks. This Annual Report on Form 10-K may contain trademarks, trade dress, and tradenames of other companies. Use or display of other parties' trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.

i

DESIGNER BRANDS INC.

ii

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our acquisitions. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under Part I, Item 1A. Risk Factors, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in growing our store base and digital demand;

•	risks related to our acquisitions of Camuto Group and TSL, including the possibility that the anticipated benefits of the acquisitions are not realized when expected or at all;

•	our ability to protect our reputation and to maintain the brands we license;

•	maintaining strong relationships with our vendors, manufacturers and wholesale customers;

•	our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;

•	risks related to the loss or disruption of our distribution and/or fulfillment operations;

•	continuation of agreements with and our reliance on the financial condition of Stein Mart;

•	our ability to execute our strategies;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to the loss or disruption of our information systems and data;

•	our ability to prevent or mitigate breaches of our information security and the compromise of sensitive and confidential data;

•	failure to retain our key executives or attract qualified new personnel;

•	our reliance on our loyalty programs and marketing to drive traffic, sales and customer loyalty;

•	risks related to leases of our properties;

•	our competitiveness with respect to style, price, brand availability and customer service;

•
our reliance on foreign sources for merchandise and risks inherent to international trade, including escalating trade tensions between the U.S. and other countries, as well as U.S. laws affecting the importation of goods, such as recent tariffs imposed on Chinese goods imported to the U.S.;

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

Overview

On March 19, 2019, DSW Inc. changed its name to Designer Brands Inc. References to "DSW" refer to the DSW Designer Shoe Warehouse banner unless otherwise stated. The Company was incorporated in the state of Ohio in 1969, and we opened our first DSW store in Dublin, Ohio in 1991. As a result of our recent acquisitions, discussed below, we have transformed our business with global product development capabilities combined with a vast distribution network. We are now a leading North American footwear and accessories designer, producer and retailer. We operate a portfolio of retail stores in over 650 locations in North America along with related e-commerce sites.

On May 10, 2018, we acquired the remaining interest in Town Shoes Limited ("TSL") that we did not previously own. TSL is a retailer of branded footwear in Canada, primarily under The Shoe Company, Shoe Warehouse, and DSW Designer Shoe Warehouse banners, as well as related e-commerce sites. Subsequent to the acquisition, and as a result of our strategic review, we exited TSL's Town Shoes banner during fiscal 2018.

On November 5, 2018, we completed the acquisition of Camuto LLC, dba Camuto Group ("Camuto Group"), a footwear design and brand development organization, from Camuto Group LLC (the "Sellers"). The Camuto Group acquisition provides us a global production, sourcing and design infrastructure, including operations in Brazil and China, a new state-of-the-art distribution center in New Jersey, footwear licenses of brands, including Jessica Simpson and Lucky Brand, and branded e-commerce sites. Camuto Group earns revenue from the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels ("First Cost"), and the sale of branded products on direct-to-consumer e-commerce sites.

Additionally, in partnership with Authentic Brands Group LLC, a global brand management and marketing company, we formed ABG-Camuto, LLC ("ABG-Camuto"), a joint venture in which we have a 40% interest. This joint venture acquired several intellectual property rights from the Sellers, including Vince Camuto, Louise et Cie, Sole Society, CC Corso Como, Enzo Angiolini and others, and focuses on licensing and developing new category extensions to support the global growth of these brands. We have entered into a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto.

Our Affiliated Business Group ("ABG") partners with other retailers to help build and optimize their in-store and online footwear businesses by leveraging our sourcing network to produce a merchandise assortment that meets their needs. ABG currently provides services to over 280 Stein Mart stores, Steinmart.com, and a Frugal Fannie's store through ongoing supply arrangements.

On March 4, 2016, we acquired Ebuys, Inc. ("Ebuys"), an off-price footwear and accessories retailer operating in digital marketplaces. Due to recurring operating losses incurred by Ebuys since its acquisition, as well as increased competitive pressures in the digital marketplace, we decided to exit the business and ended all operations in the first quarter of fiscal 2018. Our brief ownership has given us insight into online marketplaces, which will inform future potential decisions around accelerating our digital business and competing with traditional retail and direct-to-consumer models.

As a result of these acquisitions, we now present three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment, which was previously presented as the DSW segment, includes stores operated in the U.S. under the DSW Designer Shoe Warehouse banner and its related e-commerce site. The Canada Retail segment, which is the result of the TSL acquisition, includes stores operated in Canada under The Shoe Company, Shoe Warehouse, and DSW Designer Shoe Warehouse banners and related e-commerce sites. Together, the U.S. Retail and Canada Retail segments are referred to as the "retail segments." The Brand Portfolio segment, which is the result of the Camuto Group acquisition, includes sales from wholesale, First Cost, and direct-to-consumer e-commerce sites. Our other operating segments, ABG and Ebuys, are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

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

Competition

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, both small and large, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, brand-oriented discounters, multi-channel specialty retailers and brand suppliers. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with owned and licensed brands that are well-known. Many of these suppliers invest significantly in marketing their brands. In our retail segments, many of our competitors generally offer a more limited assortment at higher initial prices in a less convenient format than us and without the benefits of our customer loyalty programs. In addition, we believe we successfully compete against retailers who have attempted to duplicate our format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons, unlike our current on-trend merchandise. We believe our stores provide a competitive advantage that drives growth through customer engagement by using self-service fixtures, stimulating digital sales, and providing a convenient location for customers to pick up and return products ordered online, as well as serving as geographically appropriate shipment centers for our digitally demanded products. In our Brand Portfolio segment, we compete primarily based on providing fashion-forward styles at high quality standards along with strong customer relationships.

Retail Segments

The following table presents the number of stores we operated as of February 2, 2019 by segment and by banner:

Stores
U.S. Retail segment - DSW Designer Shoe Warehouse	516
Canada Retail segment:
The Shoe Company / Shoe Warehouse	112
DSW Designer Shoe Warehouse	27
139
Total	655

Our growth strategy is to strengthen our position as a leading footwear and accessories retailer by expanding into new markets with the appropriate banners and store format, extending our customer reach through new categories and services, and creating a differentiated customer experience and strong value proposition. We also plan to continue utilizing our financial strength to invest in key initiatives that will strengthen our strategic position and extend our growth runway for years to come. We plan to expand the chain in North America by approximately three to eight stores, net of closures, in fiscal 2019. With our stores playing a key role in supporting our strong online demand growth and increasing fulfillment of that demand, we are regularly evaluating our real estate strategy to optimize how we can best serve the customers' shopping preferences. Our evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration, and lease terms. Our real estate decision-making entails an analysis of underlying demand for our products through both physical and digital channels. Our analysis also considers current penetration levels in markets we serve and our ability to deepen our market share and acquire new customers.

Banners

Our DSW banner stores, both in the U.S. and in Canada, are the destination for on-trend and fashion-forward footwear and accessory brands at a great value every single day. DSW stores tend to serve larger markets and average approximately 20,400 square feet. We offer a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids in stores and on e-commerce platforms.

The Shoe Company and Shoe Warehouse banner stores located in Canada offer on-trend footwear and accessory brands that target every-day family styles at a great value every single day. The Shoe Company stores average approximately 6,300 square feet and Shoe Warehouse stores average approximately 3,800 square feet, with both being able to serve mid- to smaller markets. We offer a select assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids in stores and on e-commerce platforms, with a significant number of our products geared towards athletic and kids.

Our strong retail market position with all of our banners is driven by our competitive strengths in assortment, convenience, and value as described in more detail below.

Assortment

Our goal is to excite our customers with a competitive, compelling assortment of shoes and complementary accessories that fulfill a broad range of style and fashion preferences. We sell a large assortment of brand name, designer and private brand merchandise. We purchase directly from over 580 domestic and foreign vendors, primarily in-season footwear that can be found in specialty and department stores. We offer a broad assortment of handbags, hosiery, jewelry and other accessories that appeal to our brand and fashion conscious customers.

Our vendors include suppliers who manufacture their own merchandise, or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have quality control programs under which our buyers are involved in establishing standards for quality and fit, and we examine incoming merchandise in regards to color, material and overall quality. As our sales volume grows, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality merchandise in a timely manner and on satisfactory economic terms. Our top three vendors in the aggregate supply approximately 20% of our retail merchandise.

Our merchandising group continuously monitors current fashion trends, as well as historical sales trends, to identify popular styles and styles that may become popular in the upcoming season. We track performance and sales trends on a weekly basis and have a flexible buying process that allows us to reorder successful styles and cancel under-performing styles throughout each season. To keep our product mix fresh and on target, we test new fashions and actively monitor sell-through rates. We also identify new vendor and product category opportunities.

We separate our merchandise into three primary categories: women’s footwear, men’s footwear, and accessories and other (which includes kids’ footwear). The following table presents the percentages of the retail segments' total net sales attributable to each merchandise category for fiscal 2018:

Percent of Total Net Sales
Women's footwear	67%
Men's footwear	21%
Accessories and other	12%

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

Our omni-channel capabilities create an endless aisle for the customer. Customers can order additional styles, sizes, widths and categories. Online orders in the U.S. and Canada can be fulfilled from any one of our stores. Orders from the U.S. can also be fulfilled from our fulfillment center or directly from our suppliers (referred to as "drop ship"). To further meet customer demand of how they receive products, we provide our customers options to buy online, pickup in store and buy online, ship to store.

Our order routing optimization system determines the best location to fulfill digitally demanded products, which allows us to optimize our operating profit. The fulfillment center processes U.S. orders, which are shipped to a customer's home or to a store when an order is placed through buy online, ship to store. Orders originating from a store that cannot be fulfilled immediately in that store can either be fulfilled from our ship from store capability, from the fulfillment center (in the U.S.), or drop shipped from a vendors' warehouse.

Value for Our Customers

Our buying organization aims to provide customers with high quality, in-season fashion styles at attractive prices compared to the sale prices found at specialty retailers and department stores. In addition, we provide additional value through our DSW VIP rewards program in the U.S. and our Shoe Lovers Rewards program in Canada where members earn points towards discounts on future purchases. Members also receive promotional offers and gifts with purchase offers. We employ a variety of methods, including email, direct mail and social media, to communicate exclusive offers to our rewards members. We have approximately 30 million members enrolled in our loyalty programs who have made at least one purchase over the last two years. In fiscal 2018, shoppers in the loyalty programs generated approximately 88% of the combined U.S. Retail and Canada Retail segments' net sales. During fiscal 2018, DSW VIP was launched and replaced our previous loyalty program, with new benefits, personalized options and faster ways to earn points. We expect these changes will result in more customer activations, increase purchase frequency, and sales growth.

Brand Portfolio Segment

Our Brand Portfolio segment designs, develops and sources fashion footwear and accessories. We provide retailer customers and consumers a portfolio of licensed brands, including Vince Camuto, Louise et Cie, Sole Society, CC Corso Como, Enzo Angiolini, Jessica Simpson, Lucky Brand, and others. The Brand Portfolio segment earns revenue from the sale of wholesale products to retailers, First Cost commissions, and the sale of branded products on direct-to-consumer e-commerce sites, which include www.vincecamuto.com and www.solesociety.com. Wholesale retailer customers and First Cost customers include department stores, specialty stores, value priced retailers, national chains, and online retailers.

We operate the Brand Portfolio segment as a separate and distinct business from the retail segments. The Brand Portfolio segment currently sells branded products to the retail segments. We plan to transition the sourcing of all of the retail segments' private label merchandise to the Brand Portfolio segment.

Product Design

We have established a reputation for quality, on-trend merchandise. Our design teams are responsible for the creation and development of new product styles by utilizing our proven design process. Our designers monitor trends in footwear and apparel and work closely with our retailer customers to identify consumer preferences. Our future success will depend on our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations. We believe our design process provides us with a competitive advantage allowing us to mitigate the risk of incurring costs associated with the production and distribution of less desirable designs.

Sourcing and Distribution

We source each of our product lines based on the individual design, style and quality specifications of the products. We do not own or operate manufacturing facilities; rather, we use our sourcing offices to procure our products from independently-owned manufacturers primarily in China and Brazil. We are able to achieve consistent quality, competitive prices and on-time delivery based on the established relationships we have with these manufacturers. Prior to production, our sourcing offices inspect samples and prototypes of each style and monitor the quality of the production process. The manufacturers of our products are required to meet our quality, human rights, safety and other standard requirements.

We utilize a new state-of-the-art distribution center in New Jersey to receive, sort and distribute our products to retailer customers and to fulfill www.vincecamuto.com e-commerce orders. We also use a third-party distribution center in California to fulfill orders placed on www.solesociety.com.

Backlog

As of February 2, 2019, we had a backlog of unfilled wholesale customer orders of $89.1 million. Most of these orders are for delivery over the next 180 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the volume of customer e-commerce drop ship orders we fulfill, and the timing of wholesale customer purchases of our products through our replenishment program. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments.

ABG-Camuto Joint Venture

ABG-Camuto will be responsible for the growth and marketing of the brands held by the joint venture. We pay royalties to ABG-Camuto, with the royalty expense included in cost of sales, based on the sales of footwear, handbags and jewelry. ABG-Camuto also earns royalties on sales from third-parties that license the brand names to produce non-footwear product categories. Given our 40% ownership interest in ABG-Camuto, we recognize earnings under the equity method, which will be included within the Brand Portfolio segment, as ABG-Camuto is considered an integral part of the Brand Portfolio segment business.

First Cost

As the design and buying agent for retailer customers, we utilize our expertise and relationships with manufacturers to facilitate the production of private label footwear to retailer customer specifications. Our First Cost model earns commission-based revenue while leveraging our overall design and sourcing infrastructure.

Additional Information

Intellectual Property

We have registered a number of trademarks, service marks and domain names in the United States, Canada and internationally, including DSW®, DSW Shoe Warehouse® and DSW Designer Shoe Warehouse®. We also have a 40% interest in ABG-Camuto, which holds the intellectual property rights of Vince Camuto®, Louise et Cie®, Sole Society®, CC Corso Como®, Enzo Angiolini® and others. We have entered into a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto. We believe our trademarks and service marks have significant value and are important to building our name recognition. We also hold patents related to our unique store fixtures, which gives us greater efficiency in stocking and operating those stores that currently have the fixtures. We vigorously protect our patented fixture designs, as well as our packaging, private brand names, store design elements, marketing slogans and graphics.

Associates

As of February 2, 2019, we employed approximately 16,100 associates worldwide. None of our associates are covered by any collective bargaining agreements.

Seasonality

Our business is subject to seasonal merchandise trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter and new fall styles are primarily introduced in the third quarter.

Available Information

Information about Designer Brands Inc., including its reports filed with or furnished to the Securities and Exchange Commission ("SEC"), is available through Designer Brands Inc.'s website at www.designerbrands.com. Such reports are accessible at no charge through Designer Brands Inc.'s website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We have included our website addresses throughout this report as textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating Designer Brands Inc. If any of the events described below occurs, our business, financial condition, results of operations and future growth prospects could be negatively affected.

Risks Relating to Our Business

Our strategy of growing our store base and digital demand could strain our resources and have a material adverse effect on our business and financial performance.

Our growth strategy in part depends on our ability to successfully open and operate new stores on a profitable basis. We also continue to invest in our digital capabilities in order to deliver a high-quality, coordinated shopping experience for our customers, which requires substantial investment in technology. This continued growth could place increased demands on our financial, managerial, operational and administrative resources. We may not achieve our planned growth on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods.

During fiscal 2019, we plan to expand the chain in North America by approximately three to eight stores, net of closures. Our ability to open and operate new stores on a timely and profitable basis depends on many factors, including our ability to identify suitable markets and sites for new store locations with financially stable co-tenants and landlords; negotiate acceptable lease terms; build-out or refurbish sites on a timely and effective basis; obtain sufficient financing and capital resources or generate sufficient cash flows from operations to fund growth; open new stores at costs not significantly greater than those anticipated; successfully open new stores in markets in which we currently have few or no stores; control the costs of other capital investments associated with store openings; hire, train and retain qualified managers and store personnel; and successfully integrate new stores into our existing infrastructure, operations, management and distribution systems or adapt such infrastructure, operations and systems to accommodate our growth. As a result, we may be unable to open new stores at the rates expected or at all. If we fail to successfully implement our growth strategy, the opening of new stores could be delayed or prevented, could cost more than anticipated and could divert resources from other areas of our business, any of which could have a material adverse effect on our business. To the extent that we open new stores in our existing markets, we may experience reduced net sales in existing stores in those markets. As our store base increases, our stores will become more concentrated in the markets we serve. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced, which could have a material adverse effect on our business.

As we introduce enhancements to our e-commerce platforms, we could experience downtime or other technical issues, which could have a material adverse effect on our business. In addition, the growth in digital demand could result in a diversion of traffic from our stores.

Our recent acquisitions of TSL and Camuto Group could disrupt our ongoing business and adversely impact our results of operations.

On May 10, 2018, we acquired the remaining interest in TSL and on November 5, 2018, we completed the acquisition of Camuto Group. Such acquisitions may disrupt our business or divert the attention of our management. Achieving the expected benefits depends in large part on our successful integration of any newly acquired operations, systems and personnel with our own in a timely and efficient manner. For example, we cannot ensure that Camuto Group will successfully be able to manage the additional volume of the retail segments' private label merchandise transitioned to it. We cannot ensure that all of our integration efforts will be completed on a timely basis, as planned, or without substantial expense, delay or other operational problems. Until we make substantial progress with our integration efforts, we also face the risk that we may not be able to effectively manage the business and achieve planned results. We may be hindered by having limited experience with the acquired businesses and limited system and reporting capabilities. Our operating results or financial condition may be adversely impacted by pre-existing claims or liabilities, both known and unknown. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures and may also result in the diversion of management and financial resources from core business objectives. Our ability to successfully operate in Canada may be adversely affected by political, economic and social conditions beyond our control, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-corruption and currency laws and regulations. Risks inherent in our existing and future operations also include, among others, the costs and difficulties of managing operations outside of the United States, suffering possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations thereof may have an adverse effect on our financial results. There can be no assurance that we will successfully integrate our businesses or that we will realize the anticipated benefits of the acquisitions after we complete our integration efforts.

Our failure to protect our reputation could have a material adverse effect on our brands.

The value of our brands are largely dependent on the success of our merchandise assortment and our ability to provide a consistent, high quality customer experience. Any negative publicity about us or the significant brands we offer may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety, accounting or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Consumer actions could include boycotts and negative publicity through social or digital media. Public perception about us or the products we carry, whether justified or not, could impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business.

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

Our success depends, to a significant extent, on the willingness and ability of our vendors to supply us with sufficient inventory to stock our sales channels as we generally do not have long-term supply agreements or exclusive arrangements with any vendors. If we fail to maintain strong relationships with our existing vendors or to ensure the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our business. Decisions by vendors to not sell to us or to limit the availability of their products to us could have a negative impact on our business. In addition, our inability to stock our sales channels with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. Further, if our merchandise costs increase due to increases incurred by our vendors in raw materials, energy, labor, or duties and taxes on imports, or other reasons, our ability to respond or the effect of our response could adversely affect our net sales or gross profit. During fiscal 2018, three key vendors together supplied approximately 20% of our retail merchandise. The loss of, or a reduction in, the amount and quality of merchandise supplied by any one of these vendors could have an adverse effect on our business. In addition, any negative brand image, wide-spread product defects, or negative publicity related to these key vendors, or other vendors, could have an adverse effect on our brand reputation and on our business.

The success of the acquired Camuto Group business is dependent on our third-party manufacturers and other business partners.

The success of the acquired Camuto Group business depends on our ability to obtain products from our manufacturers on a timely basis and on acceptable terms. We do not exert direct control over the manufacturers' operations and cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines or meet our quality standards. We typically do not have long-term supply contracts with our manufacturers, and the loss of any of our major manufacturers could disrupt our operations and adversely affect our business. In addition, our manufacturers operate outside the U.S. and are subject to additional risks associated with international trade, including trade relations, work stoppages, transportation delays, costs (including duties, tariffs, inspections, and other trade restrictions), and negative trends in global economic conditions. If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, such disruptions may negatively impact our ability to deliver quality products to our customers on a timely basis. This would jeopardize our ability to properly merchandise and service our wholesale customers, which may, in turn, have a negative impact on our customer relationships and result in lower net sales and profits.

The success of the acquired Camuto Group business is dependent on the strength of our relationships with our retailer customers, and reductions in or loss of sales to such customers could have a material adverse effect on our business and financial performance.

The Camuto Group business is dependent on sales of branded, licensed and private-label footwear and accessories to customers, primarily department stores and other specialty retailers. We typically do not have long-term contracts with our customers. Sales to these customers are generally on an order-by-order basis and are subject to the rights of cancellation and rescheduling by the customer. Failure to fill customers’ orders in a timely manner could harm our relationships with such customers. If any of our major customers experiences a significant downturn in its business, or fails to remain committed to our products or brands, such customers may reduce or discontinue purchases from us. In addition, increased promotional activity by our wholesale customers could negatively impact the image of our brands and lead to reduced pricing or purchases of our products, which could have an adverse effect on our business. The Camuto Group business has four customers that make up approximately 60% of its total revenue, and the loss of any or all of these customers would have a material adverse effect on the Brand Portfolio segment.

We may be unable to anticipate and respond to fashion trends, consumer preferences and changing customer expectations, which could have a material adverse effect on our business.

Our merchandising strategy is based on offering the proper mix of products available to our customers, including our retailer customers. This requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our customers are situated. A variety of factors will affect our ability to maintain the proper mix of products, including: local economic conditions impacting customers' discretionary spending; unanticipated fashion trends; our ability to provide timely access to in-season merchandise at attractive prices; our success in distributing merchandise to our stores and our wholesale retailer customers in an efficient manner; and changes in weather patterns, which in turn affect consumer preferences. If we are unable to anticipate and fulfill the merchandise needs of our customers, we may experience decreases in our net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business.

Being an omni-channel retailer is a business necessity to meet customer experience expectations and an opportunity to create a competitive advantage as our customers expect to be able to shop across multiple sales channels. In the event that our omni-channel strategy does not meet customer expectations or is not differentiated from our competitors, it may have a material adverse effect on our business.

The loss or disruption of information technology services could affect our ability to implement our growth strategy and have a material adverse effect on our business.

Our information technology systems are an integral part of our growth strategy in efficiently operating and expanding our business, in managing operations and protecting against security risks related to our electronic processing and transmitting of confidential customer and associate data. The requirements to keep our information technology systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any system upgrades, implementation of new systems and the related change management processes required with new systems and our ability to protect ourselves from any future information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, most specifically, our store and e-commerce operations, our distribution and fulfillment centers and our merchandising team. While we maintain business interruption and property insurance, in the event our data center was to be shut down, our insurance may not be sufficient to cover the impact to the business.

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

Given the nature of our business, we collect, process and retain sensitive and confidential customer and associate data, in addition to proprietary business information. We may be vulnerable to a data compromise, computer viruses, physical and electronic break-ins, and similar disruptions, which may not be prevented by our efforts to secure our computer systems. Security measures in place include, but are not limited to, vulnerability scanning and patching, web-application firewalls, reverse-proxies, network firewalls, two-factor authentication, identity and access management, data encryption, point-to-point encryption and tokenization, intrusion detection and prevention devices, endpoint detection and response software, and data loss prevention software. Regular penetration tests of our networks are conducted by a third-party service provider and we leverage any findings to further enhance our security. We also employ secure file transfer options to provide security for processing, transmission and storage of confidential information. Our critical data is replicated and backed up to a separate secured datacenter. However, our efforts may not be able to prevent rapidly evolving types of cyber-attacks and a successful breach of our computer systems could result in misappropriation of personal, payment or sensitive business information. In addition, we rely on associates, contractors and other third parties who may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Actual or anticipated attacks, as well as the integration of new or existing systems of acquired businesses, may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, pay higher insurance premiums, and engage third-party specialists for additional services. An information security breach involving confidential and personal data could damage our reputation and our customers' willingness to shop in our stores or through our e-commerce platforms. In addition, we may incur material liabilities and remediation costs as a result of an information security breach, including potential liability for stolen customer or associate data, repairing system damage or providing credit monitoring or other benefits to customers or associates affected by the breach. In the event we experience an information security breach, our insurance may not be sufficient to cover the impact to the business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data from loss or disclosure due to a security breach, including processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

The loss or disruption of any of our distribution or fulfillment centers could have a material adverse effect on our business and operations.

For our U.S. Retail segment operations, the majority of our inventory is shipped directly from suppliers to our distribution center in Columbus, Ohio and a West Coast facility operated by a third party, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to the stores. Our inventory can also be shipped directly from our fulfillment center, also located in Columbus, Ohio, and supported by a third-party service provider, to our customers. For our Canada Retail segment, we engage a logistics service provider to receive purchases and distribute to our stores. Through our ship from store capability, both in the U.S. and in Canada, inventory is shipped directly from our stores to customers. Through our drop ship program, inventory is shipped from the vendor's warehouse directly to the customer. For our Brand Portfolio segment, the majority of our inventory is shipped directly from factories to our distribution center in Westampton, New Jersey, where our wholesale inventory is then processed, sorted and provided to our customers' shipping carriers.

Our operating results depend on the orderly operation of our receiving, distribution, and fulfillment processes, which in turn depends on vendors' adherence to shipping schedules and our effective management of our facilities. We may not anticipate all the changing demands that our expanding operations will impose on our receiving, distribution, and fulfillment system, and events beyond our control, such as disruptions in operations due to integration of new stores or customers, catastrophic events, labor disagreements, or shipping problems, that may result in delays in the delivery of merchandise to our stores and customers. While we maintain business interruption and property insurance, in the event any of our distribution and fulfillment centers shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at our distribution and fulfillment centers, our insurance may not be sufficient to cover the impact to the business.

If Stein Mart were to terminate our supply agreement, close a significant number of stores or liquidate, such event could have a material adverse effect on our business and financial performance.

We currently provide services through ABG to 286 Stein Mart stores and Steinmart.com through ongoing supply arrangements. Our contractual termination date for the supply agreement with Stein Mart is January 2020. If Stein Mart were to terminate our supply agreement, close a significant number of stores or liquidate, such event could have a material adverse effect on our business and financial performance.

The reputation and competitive position for the acquired Camuto Group business are dependent on our ability to maintain the brands we license.

In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we formed ABG-Camuto, a joint venture in which we have a 40% interest. This joint venture acquired several intellectual property rights from the Sellers, including Vince Camuto, Louise et Cie, Sole Society, CC Corso Como, Enzo Angiolini and others, and will focus on licensing and developing new category extensions to support the global growth of these brands. ABG-Camuto has entered into a licensing agreement with us, which will earn royalties from the net sales of Camuto Group under the brands acquired. In addition, we hold footwear licenses of Jessica Simpson and Lucky Brand.

We rely on our ability to retain and maintain good relationships with the licensors and their ability to maintain strong, well-recognized brands and trademarks. The terms of our license agreements vary and are subject to renewal with various termination provisions. There can be no assurance that we will be able to renew these licenses. Even our longer-term or renewable licenses are typically dependent upon our ability to market and sell the licensed products at specified levels, and the failure to meet such levels may result in the termination or non-renewal of such licenses. Furthermore, many of our license agreements require minimum royalty payments, and if we are unable to generate sufficient sales and profitability to cover these minimum royalty requirements, we may be required to make additional payments to the licensors, which could have a material adverse effect on our business and results of operations.

We are constantly exploring new business opportunities and implementing initiatives. The failure to successfully execute our strategies may have a material adverse effect on our business, results of operations or financial condition.

We have expanded our products and markets in part through strategic acquisitions and we may continue to do so in the future. For example, in fiscal 2018, we acquired Camuto Group and the remaining equity interest in TSL. The continued development and implementation of new business opportunities and strategies involve numerous risks, including risks inherent in entering markets in which we may not have prior experience, and could distract management from our core business. In the event that we lose focus on our core business or are unsuccessful in the execution of our concept, it may have a material adverse effect on our business, results of operations or financial condition.

Our sales and quarterly financial performance may fluctuate for a variety of reasons, including seasonal variability.

Our business is sensitive to consumer spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. Our comparable sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and quarterly financial performance, including: uncertain macro-economic conditions and changes in the retail sales environment; changes in our merchandising strategy; timing and concentration of new store openings and related start-up costs; expenses associated with new stores, our omni-channel strategy and marketing expenses; changes in our merchandise mix; changes in and regional variations in demographic and population characteristics; timing of promotional events; seasonal fluctuations due to weather conditions; and actions by our competitors. Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable sales for any particular future period may increase or decrease. Our future financial performance may fall below the expectations of securities analysts and investors, which may adversely impact the price of our common shares.

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

We are dependent on our customer loyalty programs and marketing to drive traffic, sales and loyalty, and any decrease in membership or purchases from members could have a material adverse effect on our business.

Customer traffic is influenced by our marketing and our loyalty programs. We rely on our loyalty programs to drive customer traffic, sales and purchase frequency. Loyalty members earn points toward discounts on future purchases through our DSW VIP rewards program in the U.S. and our Shoe Lovers Rewards program in Canada. Members also receive promotional offers and gifts with purchase offers. We employ a variety of marketing methods, including email, direct mail and social media, to communicate exclusive offers to our rewards members. We have approximately 30 million members enrolled in our loyalty programs who have made at least one purchase over the last two years. In fiscal 2018, shoppers in the loyalty programs generated approximately 88% of the combined U.S. Retail and Canada Retail segments' net sales. During fiscal 2018, DSW VIP was launched and replaced our previous loyalty program, with new benefits, personalized options and faster ways to earn points. We expect these changes will result in more customer activations, increase purchase frequency, and sales growth. In the event that our reward members do not continue to shop, we fail to add new members, the number of members decreases, or our marketing is not effective in driving customer traffic, we could have a material adverse effect on our business.

We are exposed to risks through the leasing of certain properties.

We lease an office space that expires in 2024, which we sublease to an unrelated third party at an annual rent that is lower than our total annual lease obligation. The sublease was renewed for a two-year term in June 2017, but that tenant can terminate at any time with 60 days' notice. In addition, we have guaranteed a lease commitment that is scheduled to expire in 2024 of a location that has been leased to a third party. In the event that any of these arrangements are not renewed or are terminated, there could be a material adverse effect on our financial condition.

We have a leased office space that expires in 2020 and a leased fulfillment center that expires in 2023 related to the Ebuys business. As a result of our exit of the Ebuys business, we are marketing these locations to third parties to assume or sublease. Also, we have other leased space that is unoccupied as a result of the exit of the Town Shoes banner stores in Canada and certain locations we assumed as part of the Camuto Group acquisition. We cannot assure that we will be able to assign or sublease any of these properties, which may have a material adverse effect on our business, results of operations or financial condition.

Risks Relating to the External Environment

We may be unable to compete in our highly competitive market, which could have a material adverse effect on our business.

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, both small and large, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, brand-oriented discounters, multi-channel specialty retailers and brand suppliers. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with owned and licensed brands that are well-known. Many of these suppliers invest significantly in marketing their brands. Our success depends on our ability to remain competitive with respect to assortment, quality, convenience and value. The performance of our competitors, as well as a change in their pricing policies as a result of the current economic environment, marketing activities and other business strategies, could have a material adverse effect on our business.

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

Tax laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions. The U.S. tax reform legislation referred to as the Tax Cuts and Jobs Act of 2017 (the "U.S. Tax Reform") significantly changed how the U.S. taxes corporations and requires complex computations to be performed that were not previously required in U.S. tax law. The U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. In addition, state, local or foreign jurisdictions may enact tax laws in response to the U.S. Tax Reform that could result in further changes to taxation and materially affect our financial position and results of operations.

Uncertain economic conditions and other events in the United States and other countries in which we operate, can adversely affect consumer confidence and consumer spending habits, which could result in reduced net sales.

Consumer spending habits, including spending for the footwear and accessories that we sell, are affected by, among other things, prevailing economic conditions; levels of employment; salaries and wage rates; prevailing interest rates; income tax rates and policies; consumer confidence; and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers' disposable income. Consumer confidence can also be affected by the domestic or international political environment. The outbreak or escalation of war, natural disasters, or the occurrence of terrorist acts or other hostilities in or affecting the United States or other countries in which we operate, could lead to a decrease in spending by consumers. In an economic slowdown, we could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow our expansion plans. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions could have a material adverse effect on our business.

Restrictions in our Credit Facility could limit our operational flexibility.

On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. On October 10, 2018, the Credit Facility was amended to include the acquisition of Camuto Group as a permitted acquisition and, following the acquisition, to utilize an accordion feature that provided for an increase to the revolving line of credit. On November 5, 2018, following the acquisition of Camuto Group, the amended Credit Facility was increased with no change to the sub-limits. The Credit Facility provides a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, dividends and share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility. The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As a result of the acquisition of Camuto Group, we have elected to increase the leverage ratio whereby we must maintain a leverage ratio not to exceed 3.50:1 as of the fourth quarter of fiscal 2018 and for the subsequent three quarters.

Our cash and investments are subject to risks that could affect the liquidity of these investments.

As of February 2, 2019, we had cash and cash equivalents and investments of $169.1 million. A portion of these are held as cash in operating accounts that are with financial institutions. While we regularly monitor the cash balances in our operating accounts and when possible adjust the balances as appropriate to be within Federal Deposit Insurance Corporation insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

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

We are primarily exposed to the impact of foreign exchange rate risk through our Canadian business where the functional currency is the Canadian dollar ("CAD"). Currency translation adjustments are included in accumulated other comprehensive loss. We also hold cash denominated in CAD with foreign currency exchange gains or losses recorded to income. The impact of all other foreign currencies is immaterial to our financial results and we currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

Risks Relating to our Common Shares

Our amended articles of incorporation, amended and restated code of regulations and Ohio state law contain provisions that may have the effect of delaying or preventing a change in control of Designer Brands Inc. This could adversely affect the value of our common shares.

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

The Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the executive chairman of the Designer Brands Inc. Board of Directors, and members of his family, substantially influence the outcome of matters submitted for Designer Brands Inc. shareholder votes, and their interests may differ from other shareholders.

As of February 2, 2019, the Schottenstein Affiliates have approximately 49% of the voting power of the Company's outstanding common shares. The Schottenstein Affiliates substantially influence the outcome of matters submitted to Designer Brands Inc.'s shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of other shareholders, and their level of ownership and voting power in the Company may have the effect of delaying or preventing a subsequent change in control that may be favored by other shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table summarizes the location and general use of our principal properties as of February 2, 2019:

Facility	Location	Owned/Leased	Segment	Approximate Square Feet
Principal corporate office	Columbus, Ohio	Owned	Corporate, U.S. Retail and Other	178,000
Office space	Toronto, Ontario, Canada	Leased	Corporate and Canada Retail	43,500
Office space	Greenwich, Connecticut	Leased	Brand Portfolio	47,000
Office space	Bonita Springs, Florida	Leased	Corporate and Brand Portfolio	10,000
Distribution center	Columbus, Ohio	Owned	U.S. Retail and Other	625,000
Fulfillment center(1)	Columbus, Ohio	Leased	U.S. Retail	854,000
Distribution center	Westampton, New Jersey	Leased	Brand Portfolio	683,000
U.S. retail stores(2)	516 various U.S. locations	Leased	U.S. Retail	10,529,000
Canada retail stores(3)	139 various Canadian locations	Leased	Canada Retail	1,150,000
Showrooms	10 various U.S. locations	Leased	Brand Portfolio	99,000
Foreign sourcing offices	Two locations in China	Leased	Brand Portfolio	108,000
Foreign sourcing office	One location in Brazil	Leased	Brand Portfolio	15,000

(1)	Our fulfillment center is leased from Schottenstein Affiliates, a related party, and expires in September 2022 with two renewal options of five years each.

(2)
Our DSW U.S. stores average approximately 20,400 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option, with 18 stores leased from Schottenstein Affiliates, a related party.

(3)
The Shoe Company, Shoe Warehouse and DSW stores in Canada average approximately 8,200 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.

We believe that our principal properties will meet our operational needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth in Note 16, Commitments and Contingencies - Legal Proceedings, of the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Our Class A common shares will remain listed for trading on the New York Stock Exchange ("NYSE") under the ticker symbol "DSW" until it changes to "DBI" in April 2019. There is currently no public market for the Company's Class B common shares, but the Class B common shares can be exchanged for the Company's Class A common shares at the election of the holder on a share for share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval. As of

March 19, 2019, there were 171 holders of record of our Class A common shares and 12 holders of record of our Class B common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street names" or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility. Refer to Item 6. Selected Financial Data of this Annual Report on Form 10-K for additional information on our dividend history. On March 19, 2019, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on April 12, 2019 to shareholders of record at the close of business on April 1, 2019.

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

The following table sets forth the Class A common share repurchases during the most recent quarter:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
November 4, 2018 to December 1, 2018	—	$—	—	$524,094
December 2, 2018 to January 5, 2019(1)(2)	2,029	$23.74	2,000	$476,564
January 6, 2019 to February 2, 2019(1)	3	$27.18	—	$476,564
	2,032	$23.75	2,000

(1)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs (the average price paid per share includes any broker commissions) and 32,186 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

(2)	The total number of shares repurchased represents shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

Performance Graph

The following graph compares our cumulative total shareholder return on our Class A common shares with the cumulative total returns of the Standard and Poor's ("S&P") MidCap 400 Index and the S&P MidCap 400 Retail Index, all of which are published indexes. The comparison of the cumulative total returns for each investment assumes that $100 was invested on February 1, 2014 and that all dividends were reinvested. This comparison includes the period ended February 1, 2014 through the period ended February 2, 2019.

Company / Index	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019
Designer Brands Inc.	$100.00	$96.64	$66.98	$58.69	$58.91	$83.70
S&P MidCap 400 Index	$100.00	$109.29	$100.35	$129.21	$146.05	$140.24
S&P MidCap 400 Retail Index	$100.00	$120.42	$104.25	$105.52	$105.77	$106.42

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth various selected financial information. Such selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, set forth in Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

(in thousands, except percentages, per share and per square foot data, and store count)	Fiscal(1)
	2018(2)	2017	2016	2015	2014
Statement of Operations Data:
Total revenue	$3,183,738	$2,810,720	$2,718,299	$2,620,248	$2,496,092
Gross profit(3)	$935,191	$799,132	$779,898	$768,369	$755,021
Operating profit	$59,005	$125,058	$199,977	$213,551	$242,485
Net income (loss)	$(20,466)	$67,452	$124,419	$136,034	$153,299
Diluted earnings (loss) per share(4)	$(0.26)	$0.84	$1.51	$1.54	$1.69
Weighted average number of diluted shares outstanding	80,026	80,687	82,135	88,501	90,612
Balance Sheet Data:
Cash and cash equivalents and investments	$169,087	$300,537	$287,091	$330,475	$447,128
Inventory	$645,317	$501,903	$499,995	$484,236	$450,836
Total assets	$1,620,584	$1,421,517	$1,436,884	$1,369,109	$1,438,243
Debt	$160,000	$—	$—	$—	$—
Total shareholders' equity	$832,377	$955,251	$942,234	$904,924	$1,011,120
Other Data:
Comparable sales change(5)	6.1%	(0.4)%	(3.0)%	0.8%	1.8%
Number of U.S. Retail stores:
Beginning of period	512	501	468	431	394
New stores	9	15	34	40	37
Closed stores	(5)	(4)	(1)	(3)	—
End of period	516	512	501	468	431
Number of Canada Retail stores:
Beginning of period	—	—	—	—	—
Acquired stores	180	—	—	—	—
New stores	—	—	—	—	—
Closed stores	(41)	—	—	—	—
End of period	139	—	—	—	—
Store square footage:(6)
U.S. Retail	10,529	10,485	10,336	9,805	9,277
Canada Retail	1,150	—	—	—	—
Net sales per average square foot:
U.S. Retail	$260	$246	$246	$258	$261
Canada Retail(7)	$212	$—	$—	$—	$—
ABG stores serviced	287	293	395	379	371
Cash dividends per share	$1.00	$0.80	$0.80	$0.80	$0.75

(1)	All fiscal years are based on a 52-week year, except for fiscal 2017, which is based on a 53-week year.

(2)
On May 10, 2018, we acquired the remaining interest in TSL that we did not previously own. Beginning with our second quarter of fiscal 2018, TSL ceased being accounted for under the equity method of accounting and was accounted for as a consolidated wholly-owned subsidiary. On November 5, 2018, we completed the acquisition of Camuto Group.

(3)	Gross profit is defined as net sales, which excludes commission, franchise and other revenue, less cost of sales.

(4)
Diluted loss per share for fiscal 2018 included net after-tax charges of $155.3 million, or $1.92 per diluted share, primarily related to impairment charges, acquisition-related activities, the exit of the Town Shoes banner, other restructuring costs, and the net tax expense impact of finalizing the U.S. Tax Reform implementation assessment. Diluted earnings per share for fiscal 2017 included net after-tax charges of $55.5 million, or $0.68 per diluted share, primarily related to impairment charges, inventory write-downs, amortization of intangibles and the change in fair value of the contingent consideration liability associated with Ebuys, restructuring costs, foreign exchange net losses, and the initial net tax expense impact of implementing the U.S. Tax Reform.

(5)
A store is considered comparable when in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed. Comparable sales includes e-commerce sales. Stores added due to the TSL acquisition that are in operation for at least 14 months at the beginning of fiscal 2019, along with its e-commerce sales, will be added to the comparable base beginning with the second quarter of fiscal 2019. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

(6)	Store square footage represents the total amount of square footage as of the end of the fiscal year for stores and does not include ABG or square footage of the distribution and fulfillment centers.

(7)	Canada Retail sales included in the calculation have been annualized on a full year basis. The calculation excludes the Town Shoes banner that was exited during fiscal 2018.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve various risks and uncertainties. See Cautionary Statement on page iii for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion is best read in conjunction with our Consolidated Financial Statements, including the notes thereto, set forth in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A. Risk Factors of this Annual Report on Form 10-K and included elsewhere in this Annual Report on Form 10-K.

Executive Overview

We gained momentum in fiscal 2018 by focusing on our strategies related to product, people, and marketing. We delivered positive comparable sales in each quarter of fiscal 2018 and our annual comparable sales increase of 6.1% was the best since fiscal 2011. Distorting the assortment growth to seasonal items, kids footwear, and athleisure product has been a key strategy to driving this growth. Our footwear has now had positive comparable sales for seven quarters in a row. We launched a new operating model in our U.S. stores this year that provided more hours and better aligned those hours to peak traffic times in the store. Related to marketing, we launched our new VIP Rewards program and made a significant investment in digital marketing. This resulted in increased customer spend and retention rate, and one of our strongest customer acquisition years in our history.

With our mission to inspire self-expression, we continue to innovate ways to create more of an emotional connection with our customers. We continue to learn from our nail bars and shoe repair test, with both expanding to more U.S. stores in fiscal 2019. Our e-commerce platform and industry-leading omni-channel infrastructure delivered double-digit gains in online demand, which we expect to continue to expand with increased digital marketing, proactive engagement, and improved technology.

We completed two significant acquisitions in fiscal 2018, TSL and Camuto Group. We elected to close the Town Shoes banner, which was unprofitable, to focus our time and capital on the profitable The Shoe Company, Shoe Warehouse, and DSW Canada banners. These go-forward banners had a strong year and were accretive to earnings per share in our first year of ownership. Camuto Group was acquired towards the end of fiscal 2018 and we are actively working on integrating the business. This acquisition gives us design and sourcing capabilities that we will use to expand our private brand assortment. The Camuto Group acquisition also provides new and profitable revenue streams that we previously did not have access to. As the industry continues to consolidate, we will continue to pursue opportunities to expand our market share.

Financial Summary

All fiscal years presented are based on a 52-week year, except for fiscal 2017, which is based on a 53-week year.

Total revenue increased to $3.2 billion for fiscal 2018 from $2.8 billion for fiscal 2017. The 13.3% increase in total revenue was driven by incremental revenue from acquired businesses, a 6.1% increase in comparable sales, and an increase for non-comparable store sales, partially offset by the loss of sales from the exit of Gordmans stores and Ebuys and an additional week of sales included in fiscal 2017. The comparable sales increase was driven by growth in all categories and channels.

In fiscal 2018, gross profit as a percentage of net sales was 29.5%, an increase of 100 basis points from 28.5% in the previous year. The increase in the gross profit rate was driven by margin expansion in the U.S. Retail segment and the impact of the exit of Ebuys during the current year, partially offset by lower margins for the acquired businesses. Effective inventory management delivered better in-stock rates, which resulted in an increase in regular price selling.

Net loss for fiscal 2018 was $20.5 million, or $0.26 loss per diluted share, which included net after-tax charges of $155.3 million, or $1.92 per diluted share, primarily related to impairment charges, acquisition-related activities, the exit of the Town Shoes banner, other restructuring costs, and the net tax expense impact of finalizing the U.S. Tax Reform implementation assessment. Net income for fiscal 2017 was $67.5 million, or $0.84 per diluted share, which included net after-tax charges of $55.5 million, or $0.68 per diluted share, primarily related to impairment charges, inventory write-downs, amortization of intangibles and the change in fair value of the contingent consideration liability associated with Ebuys, restructuring costs, foreign exchange net losses, and the initial net tax expense impact of implementing the U.S. Tax Reform.

In addition to the acquisitions of TSL and Camuto Group, we have continued making investments in our business that support our long-term growth objectives. During fiscal 2018, we invested $65.4 million in capital expenditures compared to $56.3 million during fiscal 2017. Our capital expenditures during fiscal 2018 were primarily related to nine new store openings, store remodels and business infrastructure. We plan to open approximately 11 to 16 new stores in fiscal 2019.

Results of Operations

The following represents selected components of our consolidated results of operations, with associated percentages of total revenue:

	Fiscal
(dollars in thousands)	2018		2017		2016
Revenue:
Net sales	$3,174,420	99.7%	$2,805,555	99.8%	$2,713,355	99.8%
Commission, franchise and other revenue	9,318	0.3	5,165	0.2	4,944	0.2
Total revenue	3,183,738	100.0	2,810,720	100.0	2,718,299	100.0
Cost of sales	(2,239,229)	(70.3)	(2,006,423)	(71.4)	(1,933,457)	(71.1)
Operating expenses	(826,042)	(25.9)	(622,546)	(22.1)	(605,016)	(22.3)
Income from equity investment in ABG-Camuto	1,298	0.0	—	—	—	—
Impairment charges	(60,760)	(1.9)	(89,440)	(3.2)	—	—
Change in fair value of contingent consideration liability	—	—	32,747	1.2	20,151	0.7
Operating profit	59,005	1.9	125,058	4.5	199,977	7.3
Interest income, net	1,288	0.0	2,789	0.1	2,141	0.1
Non-operating income (expenses), net	(49,616)	(1.6)	(1,885)	(0.1)	338	0.0
Income before income taxes and income (loss) from equity investment in TSL	10,677	0.3	125,962	4.5	202,456	7.4
Income tax provision	(29,833)	(0.9)	(59,567)	(2.1)	(78,778)	(2.9)
Income (loss) from equity investment in TSL	(1,310)	0.0	1,057	0.0	741	0.0
Net income (loss)	$(20,466)	(0.6)%	$67,452	2.4%	$124,419	4.5%

Net Sales

Net sales for fiscal 2018 increased by 13.1% from fiscal 2017 and net sales for fiscal 2017 increased by 3.4% from fiscal 2016. The following summarizes the change in total net sales from the previous fiscal year:

	Fiscal
(in thousands)	2018	2017	2016
Net sales for the previous fiscal year	$2,805,555	$2,713,355	$2,620,248
Increase (decrease) in comparable sales	158,225	(10,229)	(75,267)
Net sales during the 53rd week in fiscal 2017	(35,626)	35,626	—
Net increase from non-comparable store net sales and other changes	43,767	66,803	168,374
Incremental external net sales from 2018 acquired businesses	306,463	—	—
Loss of net sales from the exit of Gordmans and Ebuys	(103,964)	—	—
Total net sales	$3,174,420	$2,805,555	$2,713,355

The following summarizes net sales by segment:

	Fiscal
(in thousands)	2018	2017	2016
U.S. Retail	$2,738,989	$2,577,711	$2,479,902
Canada Retail	220,325	—	—
Brand Portfolio(1)	86,138	—	—
Other(2)	128,968	227,844	233,453
Total net sales	$3,174,420	$2,805,555	$2,713,355

(1)	Excludes intersegment net sales in fiscal 2018 of $9.8 million, which is eliminated in consolidation.

(2)	Other represents net sales for ABG and Ebuys.

The following summarizes our comparable sales change:

	Fiscal
	2018	2017	2016
U.S. Retail segment	6.0%	(0.5)%	(2.9)%
Other - ABG	7.4%	1.8%	(3.7)%
Total Company	6.1%	(0.4)%	(3.0)%

Fiscal 2018 vs. Fiscal 2017 - The increase in total net sales was driven by incremental sales from acquired businesses, a 6.1% increase in comparable sales, and an increase for non-comparable store sales, partially offset by the loss of sales from the exit of Gordmans stores and Ebuys and an additional week of sales included in fiscal 2017. Within the U.S. Retail segment, comparable sales increased primarily due to higher comparable transactions driven by an increase in traffic, partially offset by a decline in comparable average dollar sales per transaction. We continue to have strong growth in digital demand, including an increase in our store fulfillment of digital orders and drop ship orders fulfilled directly by vendors.

Fiscal 2017 vs. Fiscal 2016 - The increase in total net sales was primarily driven by new store sales and the additional week of sales in fiscal 2017, partially offset by the decrease in comparable sales and the closure of Gordmans stores. Within the U.S. Retail segment, comparable sales decreased primarily due to a decline in comparable average dollar sales per transaction partially offset by higher comparable transactions.

Commission, franchise and Other Revenue

Commission, franchise and other revenue consists of commission income for First Cost design and buying services, royalties and other fees paid by franchisees, and rental income on owned properties.

Gross Profit

Gross profit is defined as net sales, which excludes commission, franchise and other revenue, less cost of sales, calculated as follows:

	Fiscal
(dollars in thousands)	2018	2017	2016
Net sales	$3,174,420	$2,805,555	$2,713,355
Cost of sales	(2,239,229)	(2,006,423)	(1,933,457)
Gross profit	$935,191	$799,132	$779,898
Gross profit as a percentage of net sales	29.5%	28.5%	28.7%

The following summarizes gross profit as a percentage of net sales by segment:

	Fiscal
	2018	2017	2016
U.S. Retail	30.7%	30.4%	30.1%
Canada Retail	25.4%	—%	—%
Brand Portfolio	15.7%	—%	—%
Other	19.6%	6.9%	14.7%

Fiscal 2018 vs. Fiscal 2017 - U.S. Retail segment gross profit improved due to higher initial markups and lower markdowns with decreases in store occupancy expenses, which were partially offset by higher shipping costs. Total Company margin also benefited from the impact of the exit of Ebuys during the current year, partially offset by lower margins for the acquired businesses. Cost of goods sold for the Brand Portfolio segment included $5.3 million of inventory step-up value that was all recognized during the fourth quarter of fiscal 2018.

Fiscal 2017 vs. Fiscal 2016 - The U.S. Retail segment gross profit improved due to increases in merchandise margin and decreases in store occupancy expenses, partially offset by an increase in distribution and fulfillment expenses. Merchandise margin for the U.S. Retail segment increased as a percentage of net sales due to higher initial markup partially offset by higher shipping costs. Related to ABG and Ebuys included in Other, the decrease in the gross profit rate was primarily driven by the additional write-downs of Ebuys inventory as a result of our decision to exit the business.

Operating Expenses

Fiscal 2018 vs. Fiscal 2017 - Operating expenses as a percentage of total revenue were 25.9% and 22.1% for fiscal 2018 and fiscal 2017, respectively. The increase as a percentage of total revenue over the prior year was driven by an increase in marketing investments, higher incentive compensation and the impact of acquisition-related costs, lease exit and restructuring charges.

Fiscal 2017 vs. Fiscal 2016 - Operating expenses as a percentage of total revenue were 22.1% and 22.3% for fiscal 2017 and fiscal 2016, respectively. The decrease as a percentage of total revenue over the prior year was driven by lower corporate expenses and lower new store opening costs, partially offset by higher marketing and technology expenses.

Income from equity investment in ABG-Camuto

We account for our equity investment in ABG-Camuto using the equity method of accounting, with the net earnings attributable to our 40% investment being classified within operating profit. ABG-Camuto is an integral part of the Brand Portfolio segment given the licensing agreement between us and ABG-Camuto, which allows us to sell licensed branded products to wholesale customers.

Impairment charges

During fiscal 2018, we recorded impairment charges of $60.8 million, including $41.8 million for Canada Retail segment goodwill, $13.9 million for an abandoned corporate internal-use software that was under development and $5.1 million primarily for leasehold improvements related to under-performing stores. With the TSL acquisition being accounted for as a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during fiscal 2018, we recorded a goodwill impairment charge that resulted in impairing all of the Canada Retail segment’s goodwill.

During fiscal 2017, as a result of recurring operating losses incurred by Ebuys since its acquisition, which led to our decision to exit the business, we recorded impairment charges of $53.8 million for goodwill, $31.9 million for intangible assets, and $3.8 million for property and equipment.

Change in fair value of contingent consideration liability

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

Non-operating Income (Expenses), net

Due to the acquisition of the remaining interest in TSL during the second quarter of fiscal 2018, we remeasured to fair value our previously held assets, which included our equity investment in TSL and notes and accounts receivable from TSL. As a result of the remeasurement, we recorded a loss of $34.0 million to non-operating income (expenses), net. Also during fiscal 2018, we reclassified a net loss of $12.2 million of foreign currency translation related to the previously held balances from accumulated other comprehensive loss to non-operating income (expenses), net.

Income Taxes

The effective tax rate for fiscal 2018 was 318.5% compared to 46.9% for fiscal 2017 and 38.8% for fiscal 2016. The effective tax rates reflect the impact of federal, state and local, and foreign taxes. On December 22, 2017, the U.S. Tax Reform was enacted in the U.S., which included the reduction in the federal statutory tax rate from 35% to 21%. During fiscal 2018, offsetting the favorable rate reduction from the U.S. Tax Reform, we had $2.1 million of tax expense due to finalizing the U.S. Tax Reform implementation and we had additional tax provision expense of approximately $20.0 million due to recording an additional valuation allowance and nondeductible discrete items, primarily related to the charges recorded as a result of the acquisition of TSL. During fiscal 2017, the effective tax rate was significantly impacted by the recognition of $10.1 million of additional net tax expense as a result of implementing U.S. Tax Reform.

Income (Loss) from Equity Investment in TSL

Income (loss) from equity investment in TSL includes our portion of the loss in TSL's operations, offset by the interest income on the notes receivable. Fiscal year 2018 only included the first quarter reflecting the pre-acquisition period whereas fiscal years 2017 and 2016 included the full year.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels typically build seasonally.

On May 10, 2018, we acquired the remaining interest in TSL using cash on hand for $36.2 million CAD ($28.2 million United States dollars ("USD")), net of acquired cash of $8.5 million CAD ($6.6 million USD). On November 5, 2018, we completed the acquisition of Camuto Group for $171.3 million, net of acquired cash of $9.7 million. Also on November 5, 2018, we acquired a 40% interest in the newly formed ABG-Camuto joint venture for $56.8 million in partnership with Authentic Brands Group LLC. The purchase price of the Camuto Group acquisition, along with the acquired equity investment in ABG-Camuto, was funded with available cash and borrowings on the revolving line of credit of $160.0 million. The purchase price is subject to adjustment primarily based upon a working capital provision as provided by the purchase agreement.

As a result of our decision to exit the Town Shoes banner during fiscal 2018, we incurred $19.5 million of charges to exit the Town Shoes banner, which included lease exit charges, severance, and inventory write-downs.

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

Operating Cash Flows

For fiscal 2018, our net cash provided by operations was $175.3 million compared to $191.0 million for fiscal 2017. The decrease in net cash provided by operating activities was driven by a decrease in net income after adjusting for non-cash activity, including depreciation and amortization, impairment charges, the loss on previously held assets in TSL, loss on foreign currency reclassified from accumulated other comprehensive loss, stock-based compensation expense, change in fair value of contingent consideration liability, the change in deferred income taxes, and lease exit non-cash charges. This decrease was significantly impacted by acquisition-related costs and lease exit obligations settled with landlords as a result of the closure of the Town Shoes Banner. This decrease was offset due to improvements in working capital. Net cash provided by operations in fiscal 2017 decreased to $191.0 million from $212.9 million for fiscal 2016. The decrease in net cash provided by operating activities was primarily driven by the timing of working capital payments due to the extra week in fiscal 2017, primarily related to occupancy-related payments. Net income was relatively flat after adjusting for non-cash activity, which primarily included impairment charges, the change in the fair value of the contingent consideration liability, depreciation and amortization, stock-based compensation expense, and the change in deferred income taxes.

Investing Cash Flows

For fiscal 2018, net cash used in investing activities was $282.0 million, which was due to the acquisitions of TSL and Camuto Group, capital expenditures of $65.4 million and $16.0 million of additional borrowings by TSL prior to the acquisition, partially offset by the net liquidation of our available-for-sale securities.

For fiscal 2017, net cash used in investing activities was $59.0 million, which included the payment of $56.3 million for capital expenditures and $57.4 million of additional borrowings by TSL.

For fiscal 2016, net cash used in investing activities was $27.3 million, which included $87.6 million for capital expenditures, offset by net proceeds from the sale of investments of $124.8 million, which were used to fund our share repurchases, payment of dividends and the acquisition of Ebuys.

Financing Cash Flows

For fiscal 2018, net cash provided by financing activities was $30.0 million, which was due to borrowings on our revolving line of credit of $160.0 million, offset by the payment of dividends and the repurchase of Class A common shares under the share repurchase program. For fiscal 2017 and 2016, net cash used in financing activities was $71.4 million and $110.5 million, respectively, primarily related to the payment of dividends and the repurchase of Class A common shares under the share repurchase program.

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During fiscal 2018, we repurchased 2.0 million Class A common shares at a cost of $47.5 million, with $476.6 million of Class A common shares that remain authorized under the program as of February 2, 2019. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

Debt

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. On October 10, 2018, the Credit Facility was amended to include the acquisition of Camuto Group as a permitted acquisition and, following the acquisition, to utilize an accordion feature that provided for an increase to the revolving line of credit. On November 5, 2018, following the acquisition of Camuto Group, the amended Credit Facility was increased with no change to the sub-limits. As of February 2, 2019, the Credit Facility provided a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 4.0% as of February 2, 2019. Any loans issued in CAD bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 1.5% as of February 2, 2019. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of February 2, 2019, we had $160.0 million outstanding borrowings under the Credit Facility and $4.5 million in letters of credit issued, resulting in $235.5 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. As a result of the acquisition of Camuto Group, we have elected to increase the leverage ratio whereby we must maintain a leverage ratio not to exceed 3.50:1 as of the end of the fourth quarter of fiscal 2018 and for the subsequent three quarters. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of February 2, 2019, we were in compliance with all financial covenants.

Capital Expenditure Plans

We expect to spend approximately $70.0 million to $80.0 million for capital expenditures in fiscal 2019. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. During fiscal 2019, we plan to open approximately 11 to 16 new stores. During fiscal 2018, the average investment required to open a new store was approximately $1.3 million prior to any tenant allowances we might receive, and included fixtures and leasehold improvements, inventory, and new store advertising and other expenses.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of February 2, 2019:

	Payments due by Period
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	More Than 5 Years
Operating lease obligations(1)	$1,306,576	$242,662	$449,865	$310,016	$304,033
Debt, including estimated interest payments(2)	183,169	6,487	12,975	163,707	—
Minimum license commitments(3)	305,606	33,984	71,159	62,418	138,045
Purchase obligations(4)	19,634	15,278	4,356	—	—
Total	$1,814,985	$298,411	$538,355	$536,141	$442,078

(1)
Operating lease obligations include real estate leases, including leased locations that were abandoned, and non-real estate leases. Future minimum lease payment requirements excludes contingent rental payments, maintenance, insurance, real estate taxes, and the amortization of deferred rent and construction and tenant allowances.

(2)
Interest payments on our revolving line of credit were estimated using the effective interest rate as of February 2, 2019 and assuming interest payments on $160.0 million outstanding on our revolving line of credit through August 25, 2022, the maturity date of our Credit Facility.

(3)
Minimum license commitments includes guaranteed minimum royalties, including amounts due to the ABG-Camuto joint venture, and fixed consulting and other fees due to other parties under various licensing agreements.

(4)
Purchase obligations include commitments where we would not be able to cancel such obligations without payment or penalty, including items to be purchased for projects that were under construction or for which a lease has been signed.

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

The fair values for property and equipment were determined using the cost and market approaches. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. For intangible assets, we generally use an income approach to determine fair value. The income approach requires management to make significant estimates and assumptions. These estimates and assumptions may include the use of discount rates, growth rates, customer attrition rates, royalty rates, and forecasts of revenue and operating income. The discount rates applied to the projections reflect the risk factors associated with those projections.

Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could result in future impairment charges of long-lived assets and goodwill and other indefinite lived intangible assets, discussed in more detail below.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Customer Allowances and Discounts. We reduce net sales by the amount of actual and remaining expected customer allowances and discounts.
Customer allowances are provided to our wholesale customers for margin assistance, co-op advertising support, and various other deductions. We estimate the reserves needed for margin assistance by reviewing inventory levels held by retailers, expected markdowns, gross margins realized, and other performance indicators. Other customer deductions are estimated using historical experience and anticipated future trends. Co-op advertising allowances are estimated based on arrangements with customers. We continually track the customer allowances and discounts provided to support our estimated reserves and adjust accordingly.
As of February 2, 2019, the reserve for customer allowances and discounts was $13.1 million.
Sales Returns. Sales and cost of sales are recognized upon customer receipt of merchandise, net of estimated returns.
We reduce net sales by the amount of expected returns and cost of sales by the amount of merchandise we expect to recover, which are estimated based on historical experience. We continually track our returns experience to support our estimated rate of sales returns and adjust accordingly.
As of February 2, 2019, the sales return reserve was $17.7 million.
Gift Cards. Amounts received from the sale of gift cards are recorded as a liability and are recognized as sales when the cards are redeemed for merchandise. Based on historical information, the likelihood of a gift card remaining unredeemed (referred to as “breakage”) can be reasonably estimated at the time of gift card issuance. Breakage income is recognized over the estimated average redemption period of redeemed gift cards.

Breakage income is recognized based on our estimate of gift cards that will not be redeemed and on the redemption patterns associated with our gift cards, both of which are estimated based on historical experience. We continually track our redemption patterns and unredeemed experience to support the amount of timing of breakage income to recognize.
During fiscal 2018, 2017 and 2016, gift card breakage was $4.6 million, $4.2 million, and $4.0 million, respectively.
Loyalty Programs. We offer a loyalty program to our customers in the U.S. and in Canada. Members under both programs earn points based on their level of spending, as well as for various other activities. Upon reaching a specified point threshold, members receive reward certificates that may be redeemed for purchases made within the stated expiration date. We record a reduction of net sales when points are awarded based on an allocation of the initial customer purchase and the stand alone value of the points earned. We maintain a deferred liability for the outstanding points and certificates based on historical conversion and redemption rates. The deferred liability is reduced and sales are recognized when certificates are redeemed or when points and certificates expire.

In calculating the loyalty program reserve, we estimate the number of points anticipated to be converted into certificates and redemption rates of issued certificates based on historical experience. During early fiscal 2018, we launched a new program for our customers in the U.S. that replaced our previous loyalty program, which results in certificates being earned sooner at a lower face value. Because of these changes, we have updated our assumptions based on our historical experience since the launch of the new program. We continue to monitor conversion and redemption rates and adjust accordingly.
As of February 2, 2019, the loyalty program reserve was $16.2 million.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Cost of Sales and Inventories. The U.S. Retail segment accounts for inventory using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered by markdowns. The Canada Retail and Brand Portfolio segments account for inventory using the weighted average cost method and is stated at the lower of cost or net realizable value. We monitor aged inventory for obsolete and slow moving inventory that may need to be liquidated at amounts below cost. Reductions to inventory values establish a new cost basis. Favorable changes in facts or circumstances do not result in an increase in the newly established cost basis.

We perform physical inventory counts or cycle counts on all inventory on hand throughout the year and adjust the recorded balance to reflect the results. We record estimated shrinkage between physical inventory counts based on historical experience and recent results.

Inherent in the calculation of inventories are certain significant judgments and estimates, including setting the original merchandise retail value, markdowns, shrinkage, and liquidation values. Shrinkage is calculated as a percentage of sales from the last physical inventory date based on both historical experience as well as recent physical inventory results. Aged inventory may be written down using estimated liquidation values and cost of disposal based on historical experience.
If the reduction to inventories for markdowns, shrinkage, and aged inventories were to change by 10%, cost of sales would increase by approximately $3.7 million.
Accrual for Lease Obligations. We record a reserve when a leased space is abandoned due to closure or relocation.
Using our credit-adjusted risk-free rate to present value the liability, we estimate future lease obligations based on remaining lease payments, estimated or actual sublease income, and any other relevant factors.
As of February 2, 2019, our accrual for lease obligations was $16.5 million.
Asset Impairment of Long-lived Assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value.

Our reviews are conducted at the lowest identifiable level, which typically is at the store level for the majority of our property and equipment. Fair value for property and equipment is typically based on projected discounted cash flows using a discount rate determined by management. We also review construction in progress projects, including internal-use software under development, for recoverability when we have a strategic shift in our plans.

During fiscal 2018, we recorded a $13.9 million impairment charge for an abandoned corporate internal-use software that was under development and $5.1 million of impairments primarily related to under-performing stores. A 10% change in our projected cash flows for our store fleet would not result in a material amount of additional impairment charges. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Impairment of Goodwill and Other Indefinite Lived Intangible Assets. We evaluate goodwill and other indefinite lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant and sustained decline in our stock price, that would indicate that impairment may exist. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value of the reporting unit exceeds its fair value, we will calculate the estimated fair value of the reporting unit. Fair value is the price a willing buyer would pay for the reporting unit and is typically calculated using a discounted cash flow analysis. For certain reporting units, where deemed appropriate, we may also utilize a market approach for estimating fair value. We will first test other intangible assets for impairment, primarily tradenames with fair value based on the relief from royalty method. Goodwill impairment charges are calculated as the amount by which a reporting unit's carrying amount exceeds its fair value up to the amount of reported goodwill.

When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit is influenced by a number of factors, including the significance of the excess of the reporting unit's estimated fair value over carrying value at the last assessment date and the amount of time in between quantitative fair value assessments and the date of acquisition. Our impairment calculations contain uncertainties as we are required to make assumptions and to apply judgment when estimating future cash flows, including projected revenue growth and operating income, as well as selecting an appropriate discount rate and assumed royalty rate. Estimates of revenue growth and operating income are based on internal projections considering the reporting unit's past performance and forecasted growth, strategic initiatives, and the business environment impacting the reporting unit's performance. The discount rate and royalty rate are selected based on market participant assumptions. These estimates are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.

As of February 2, 2019, we had $25.9 million in goodwill within the U.S. Retail segment. We determined the fair value of the U.S. Retail segment was significantly in excess of its carrying value and a 10% decrease in fair value would not result in an impairment charge. Accordingly, we did not recognize an impairment charge during the current fiscal year for the U.S. Retail segment goodwill. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

On May 10, 2018, we acquired the remaining interest in TSL, which resulted in recording $43.0 million of goodwill, after adjustments. Based on the fair value of TSL using a discounted cash flow model, we determined that the value of the acquired net assets exceeded its fair value. As a result, during fiscal 2018, we recorded a goodwill impairment charge, which resulted in impairing all of Canada Retail segment’s goodwill.

On November 5, 2018, we completed the acquisition of Camuto Group and recorded $63.6 million of goodwill.

Foreign Tax Contingencies. During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest.

We have developed an initial estimate of the range of outcomes related to these obligations of $13.4 million to $30.0 million for obligations we are aware of at this time, based on calculations used for recording the estimated expenses for the fourth quarter of fiscal 2018 and extrapolating to periods we believe are open for assessment under statute of limitations. We recorded a contingent liability for the low end of the range with an offsetting indemnification asset, which we expect to collect under the terms of the securities purchase agreement with the Sellers. We are continuing to assess the exposure and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods prior to the close of the acquisition. Although a portion of the purchase price is held in escrow and another portion is held in a restricted account, there can be no assurance that we will successfully be reimbursed for all amounts that we may be obligated to settle with the foreign taxing authorities.

As of February 2, 2019, our liability for foreign tax contingencies was $13.4 million with an estimated range of outcomes of $13.4 million to $30.0 million for obligations we are aware of at this time.

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

Tax laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions, and significant judgment is required in estimating our provision and accruals for taxes. There may be transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The U.S. Tax Reform that was enacted in fiscal 2017 significantly changed how the U.S. taxes corporations and requires complex computations to be performed that were not previously required in U.S. tax law. The U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. In addition, state, local or foreign jurisdictions may enact tax laws in response to the U.S. Tax Reform that could result in further changes to taxation and materially affect our financial position and results of operations.

As of February 2, 2019, we had a valuation allowance of $14.1 million and gross unrecognized tax benefits of $11.6 million. However, we may be required to make adjustments that may materially impact our provision for income taxes in the period in which the adjustments are made based on additional information, additional guidance or revised interpretations.

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

Interest Rate Risk

We hold available-for-sale securities, which are not materially affected by changes in market interest rates. Also, as of February 2, 2019, we had $160.0 million outstanding on our revolving line of credit under our Credit Facility. Borrowings under our Credit Facility are based on a variable rate of interest, which exposes us to interest rate market risks, particularly during a period of rising interest rates. The impact of a hypothetical 100 basis point increase in interest rates on our revolving line of credit would not result in a material amount of additional expense over a 12-month period based on the balance as of February 2, 2019.

Foreign Currency Exchange Risk

We are exposed to the impact of foreign exchange rate risk primarily through our operations in Canada where the functional currency is the Canadian dollar, as well as foreign denominated cash accounts. A hypothetical 10% movement in the exchange rates could result in a $6.6 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss within the consolidated balance sheets, and $1.5 million of foreign currency revaluation, which would be recorded in non-operating expenses, net within the consolidated statements of operations.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Management assessed the effectiveness of our internal control system as of February 2, 2019. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.

Under the rules and regulations of the SEC, we have elected to exclude the companies acquired during the year ended February 2, 2019 from management's assessment of effectiveness of the Company’s internal control over financial reporting as of February 2, 2019. The companies acquired include TSL and Camuto Group. These acquisitions constitute 9.7% of total revenue in the consolidated statements of operations and 32.3% of total assets in the consolidated balance sheets as of and for the year ended February 2, 2019. In the Company's annual report on Form 10-K for the year ending February 1, 2020, management and the Company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting, inclusive of the acquired companies.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting, as stated in its report on page F-1 of this Annual Report.

Changes in Internal Control over Financial Reporting

Except as noted in the following sentence, no change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(e), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of acquiring Camuto Group, we have incorporated internal controls over significant processes specific to the acquisition that we believe are appropriate and necessary in consideration of accounting for the acquisition, consolidation, and financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions "EXECUTIVE OFFICERS," "ELECTION OF DIRECTORS" and "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION" in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the captions "COMPENSATION OF MANAGEMENT," "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION," "REPORT OF THE COMPENSATION COMMITTEE" and "COMPENSATION DISCUSSION AND ANALYSIS" in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption "REPORT OF THE COMPENSATION COMMITTEE" shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information, as of February 2, 2019, about our Class A common shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)(2)(3)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	5,977,650	$24.36	4,026,240
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,977,650	$24.36	4,026,240

(1)	DSW Inc. 2005 Equity Incentive Plan.

(2)
Includes 4,000,799 shares issuable pursuant to the exercise of outstanding stock options, 989,013 shares issuable pursuant to restricted stock units, 595,936 shares issuable pursuant to performance-based restricted stock units and 391,902 shares issuable pursuant to director stock units. Since the restricted stock units, performance-based restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

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

2.4##
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

2.4.1##*
Amendment to Securities Purchase Agreement, dated October 10, 2018, by and among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers’ Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.

2.4.2##*
Side Letter to Securities Purchase Agreement, dated January 31, 2019, by and among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers’ Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.

3.1*	Amended and Restated Articles of Incorporation of Designer Brands Inc. dated March 19, 2019.
3.2	Amended and Restated Code of Regulations of DSW Inc. Incorporated by reference to Exhibit 3.2 to Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1	Specimen Class A Common Shares Certificate. Incorporated by reference to the same exhibit to Form 10-K (file no. 001-32545) filed April 13, 2006.
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

10.3#	DSW Inc. 2014 Long-Term Incentive Plan. Incorporated by reference to Appendix C to Schedule 14A (file no. 001-32545) filed April 30, 2014.
10.3.1#*	First Amendment to DSW Inc. 2014 Long-Term Incentive Plan, dated January 31, 2018.
10.3.2#	Form of Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.3.1 to Form 10-K (file no. 001-32545) filed March 26, 2015.
10.3.3#	Form of Stock Units for Automatic Grants to Non-employee Directors. Incorporated by reference to Exhibit 10.3.2 to Form 10-K (file no. 001-32545) filed March 26, 2015.
10.3.4#	Form of Nonqualified Stock Option Award Agreement for Employees. Incorporated by reference to Exhibit 10.3.3 to Form 10-K (file no. 001-32545) filed March 26, 2015.
10.3.5#	Form of Performance-Based Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.3.4 to Form 10-K (file no. 001-32545) filed March 26, 2015.

Exhibit No.	Description
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

10.4.1
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

10.6#	DSW Inc. 2005 Cash Incentive Compensation Plan. Incorporated by reference to Appendix B to Schedule 14A (file no. 001-32545) filed April 30, 2014.
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

10.9	Master Separation Agreement, dated July 5, 2005, between DSW Inc. and Retail Ventures, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-10767) filed July 11, 2005.
10.9.1	Amendment to Master Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated May 26, 2011. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed May 26, 2011.
10.10	Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed June 5, 2006.
10.10.1
First Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into August 26, 2008. Incorporated by reference to Exhibit 10.11.1 to Form 10-K (file no. 001-32545) filed March 23, 2018.

10.10.2
Second Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into February 23, 2012. Incorporated by reference to Exhibit 10.11.2 to Form 10-K (file no. 001-32545) filed March 23, 2018.

10.10.3
Third Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into September 10, 2013. Incorporated by reference to Exhibit 10.11.3 to Form 10-K (file no. 001-32545) filed March 23, 2018.

10.10.4
Fourth Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into on July 31, 2014. Incorporated by reference to Exhibit 10.11.4 to Form 10-K (file no. 001-32545) filed March 23, 2018.

10.10.5
Fifth Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into on March 14, 2017. Incorporated by reference to Exhibit 10.11.5 to Form 10-K (file no. 001-32545) filed March 23, 2018.

10.10.6
Sixth Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into on December 6, 2017. Incorporated by reference to Exhibit 10.11.6 to Form 10-K (file no. 001-32545) filed March 23, 2018.

10.11#	Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed December 13, 2007.
10.12
Agreement of Lease, dated October 1, 2007, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed March 6, 2008.

10.12.1
Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed December 3, 2009.

10.12.2
Second Lease Amendment to Agreement of Lease, dated November 30, 2010, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.56.2 to Form 10-K (file no. 001-32545) filed March 22, 2011.

10.12.3
Third Lease Amendment to Agreement of Lease, dated March 1, 2013, between 4300 Venture 34910 LLC, a Schottenstein Affiliate, and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed June 7, 2013.

Exhibit No.	Description
10.12.4*	Fourth Lease Amendment to Agreement of Lease, dated December 23, 2016, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center.
10.13
Guaranty by DSW Inc. to 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation re: Lease, dated October 1, 2007 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of dsw.com. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 001-32545) filed March 6, 2008.

10.14#	Employment Agreement, dated March 27, 2009, between William L. Jordan and DSW Inc. Incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 001-32545) filed April 1, 2009.
10.14.1#
First Amendment to Employment Agreement, dated November 9, 2015, between William L. Jordan and DSW Inc. Incorporated by reference to Exhibit 10.29.1 to Form 10-K (file no. 001-32545) filed March 24, 2016.

10.15#
Amended and Restated Executive Employment Agreement, dated March 19, 2014, between Roger Rawlins and DSW Inc. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 001-32545) filed March 27, 2014.

10.15.1#	Standard Executive Severance Agreement, dated December 21, 2015, between Roger Rawlins and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed December 22, 2015.
10.16#	Standard Executive Severance Agreement, dated January 4, 2016, between Simon Nankervis and DSW Inc. Incorporated by reference to Exhibit 10.39 to Form 10-K (file no. 001-32545) filed March 24, 2016.
10.17#	Standard Executive Severance Agreement, dated July 20, 2016, between Jared Poff and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no.001-32545) filed September 1, 2016.
10.18#	Standard Executive Severance Agreement, dated May 1, 2017, between Michele Love and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed May 25, 2017.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*	XBRL Instance documents.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

##
Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Designer Brands Inc. agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule.

(c) Additional Financial Statement Schedules:

None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGNER BRANDS INC.

March 26, 2019	By:	/s/ Jared Poff
Jared Poff, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Rawlins	Chief Executive Officer and Director	March 26, 2019
Roger Rawlins	(Principal Executive Officer)

/s/ Jared Poff	Executive Vice President and Chief Financial Officer	March 26, 2019
Jared Poff	(Principal Financial Officer)

/s/ Mark Haley	Senior Vice President and Controller	March 26, 2019
Mark Haley	(Principal Accounting Officer)

*	Executive Chairman of the Board and Director	March 26, 2019
Jay L. Schottenstein

*	Director	March 26, 2019
Peter Cobb

*	Director	March 26, 2019
Joanne Zaiac

*	Director	March 26, 2019
Elaine J. Eisenman

*	Director	March 26, 2019
Carolee Lee

*	Director	March 26, 2019
Joanna T. Lau

*	Director	March 26, 2019
Joseph A. Schottenstein

*	Director	March 26, 2019
Harvey L. Sonnenberg

*	Director	March 26, 2019
Allan J. Tanenbaum

*	Director	March 26, 2019
Ekta Singh-Bushell

*By:	/s/ Jared Poff
Jared Poff (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Designer Brands Inc.
Columbus, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Designer Brands Inc. (formerly DSW Inc.) and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Town Shoes Limited and Camuto Group, which were acquired during 2018 and whose financial statements constitute approximately 9.7% of total revenue in the consolidated statements of operations and 32.3% of total assets in the consolidated balance sheets as of and for the year ended February 2, 2019. Accordingly, our audit did not include the internal control over financial reporting at Town Shoes Limited or Camuto Group.

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

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
March 26, 2019

We have served as the Company's auditor since 1997.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal
	2018	2017	2016
Revenue:
Net sales	$3,174,420	$2,805,555	$2,713,355
Commission, franchise and other revenue	9,318	5,165	4,944
Total revenue	3,183,738	2,810,720	2,718,299
Cost of sales	(2,239,229)	(2,006,423)	(1,933,457)
Operating expenses	(826,042)	(622,546)	(605,016)
Income from equity investment in ABG-Camuto	1,298	—	—
Impairment charges	(60,760)	(89,440)	—
Change in fair value of contingent consideration liability	—	32,747	20,151
Operating profit	59,005	125,058	199,977
Interest expense	(2,433)	(488)	(238)
Interest income	3,721	3,277	2,379
Interest income, net	1,288	2,789	2,141
Non-operating income (expenses), net	(49,616)	(1,885)	338
Income before income taxes and income (loss) from equity investment in TSL	10,677	125,962	202,456
Income tax provision	(29,833)	(59,567)	(78,778)
Income (loss) from equity investment in TSL	(1,310)	1,057	741
Net income (loss)	$(20,466)	$67,452	$124,419
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.26)	$0.84	$1.53
Diluted earnings (loss) per share	$(0.26)	$0.84	$1.51
Weighted average shares used in per share calculations:
Basic shares	80,026	80,160	81,536
Diluted shares	80,026	80,687	82,135

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal
	2018	2017	2016
Net income (loss)	$(20,466)	$67,452	$124,419
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	(7,013)	3,681	6,831
Unrealized net gain (loss) on debt securities	192	(1,095)	127
Reclassification adjustment for net losses (gains) realized in net income (loss)	14,189	1,281	(196)
Total other comprehensive income, net of income taxes	7,368	3,867	6,762
Total comprehensive income (loss)	$(13,098)	$71,319	$131,181

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 2, 2019	February 3, 2018
ASSETS
Cash and cash equivalents	$99,369	$175,932
Investments	69,718	124,605
Accounts receivable, net	68,870	19,236
Inventories	645,317	501,903
Prepaid expenses and other current assets	71,945	49,197
Total current assets	955,219	870,873
Property and equipment, net	409,576	355,199
Goodwill	89,513	25,899
Intangible assets	46,129	135
Deferred tax assets	30,283	27,711
Equity investments	58,125	6,096
Notes receivable from TSL	—	115,895
Other assets	31,739	19,709
Total assets	$1,620,584	$1,421,517
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$261,625	$179,308
Accrued expenses	201,535	148,226
Total current liabilities	463,160	327,534
Debt	160,000	—
Non-current liabilities	165,047	138,732
Total liabilities	788,207	466,266
Commitments and contingencies
Shareholders' equity:
Common shares paid in-capital, no par value	978,794	961,245
Treasury shares, at cost	(373,436)	(325,906)
Retained earnings	254,718	354,979
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)
Accumulated other comprehensive loss	(2,706)	(10,074)
Total shareholders' equity	832,377	955,251
Total liabilities and shareholders' equity	$1,620,584	$1,421,517

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Number of Shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
Balance, January 30, 2016	74,185	7,733	10,211	$930,011	$(266,531)	$287,140	$(24,993)	$(20,703)	$904,924
Cumulative effect of accounting change	—	—	—	—	—	4,864	—	—	4,864
Net income	—	—	—	—	—	124,419	—	—	124,419
Stock-based compensation expense	—	—	—	12,687	—	—	—	—	12,687
Stock-based compensation issuances and exercises	642	—	—	3,693	—	—	—	—	3,693
Repurchase of Class A common shares	(2,380)	—	2,380	—	(50,000)	—	—	—	(50,000)
Excess tax detriments related to stock-based compensation	—	—	—	(40)	—	—	—	—	(40)
Dividends paid ($0.80 per share)	—	—	—	—	—	(65,073)	—	—	(65,073)
Other comprehensive income	—	—	—	—	—	—	—	6,762	6,762
Balance, January 28, 2017	72,447	7,733	12,591	946,351	(316,531)	351,350	(24,993)	(13,941)	942,236
Net income	—	—	—	—	—	67,452	—	—	67,452
Stock-based compensation expense	—	—	—	14,704	—	—	—	—	14,704
Stock-based compensation issuances and exercises	347	—	—	190	—	—	—	—	190
Repurchase of Class A common shares	(500)	—	500	—	(9,375)	—	—	—	(9,375)
Dividends paid ($0.80 per share)	—	—	—	—	—	(63,823)	—	—	(63,823)
Other comprehensive income	—	—	—	—	—	—	—	3,867	3,867
Balance, February 3, 2018	72,294	7,733	13,091	961,245	(325,906)	354,979	(24,993)	(10,074)	955,251
Net loss	—	—	—	—	—	(20,466)	—	—	(20,466)
Stock-based compensation expense	—	—	—	17,393	—	—	—	—	17,393
Replacement stock-based award value attributable to TSL acquisition	—	—	—	196	—	—	—	—	196
Stock-based compensation issuances and exercises	378	—	—	(40)	—	—	—	—	(40)
Repurchase of Class A common shares	(2,000)	—	2,000	—	(47,530)	—	—	—	(47,530)
Dividends paid ($1.00 per share)	—	—	—	—	—	(79,795)	—	—	(79,795)
Other comprehensive income	—	—	—	—	—	—	—	7,368	7,368
Balance, February 2, 2019	70,672	7,733	15,091	$978,794	$(373,436)	$254,718	$(24,993)	$(2,706)	$832,377

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(20,466)	$67,452	$124,419
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,048	80,861	82,824
Stock-based compensation expense	17,393	14,704	12,687
Deferred income taxes	(11,748)	(12,804)	6,861
Loss on previously held equity investment in TSL and notes receivable from TSL	33,988	—	—
Lease exit non-cash charges	7,237	—	—
Impairment charges	60,760	89,440	—
Change in fair value of contingent consideration liability	—	(32,747)	(20,151)
Loss on foreign currency reclassified from accumulated other comprehensive loss	13,963	1,281	—
Other	(3,445)	(775)	1,828
Change in operating assets and liabilities:
Accounts receivable	36,151	(230)	(2,206)
Inventories	(4,162)	(1,908)	14,411
Prepaid expenses and other current assets	(12,310)	(15,895)	4,138
Accounts payable	(38,059)	(8,855)	(30,572)
Accrued expenses	16,984	10,492	18,667
Net cash provided by operating activities	175,334	191,016	212,906
Cash flows from investing activities:
Cash paid for property and equipment	(65,355)	(56,282)	(87,580)
Purchases of available-for-sale investments	(16,735)	(133,153)	(95,905)
Sales of available-for-sale investments	71,136	187,866	220,744
Additional borrowings by TSL	(15,989)	(57,396)	(4,795)
Repayments of borrowings by TSL	1,160	—	—
Equity investment in ABG-Camuto	(56,827)	—	—
Business acquisitions, net of cash acquired	(199,403)	—	(59,776)
Net cash used in investing activities	(282,013)	(58,965)	(27,312)
Cash flows from financing activities:
Borrowing on revolving line of credit	160,000	—	—
Cash paid for treasury shares	(47,530)	(9,375)	(50,000)
Dividends paid	(79,795)	(63,823)	(65,073)
Other	(2,711)	1,769	4,618
Net cash provided by (used in) financing activities	29,964	(71,429)	(110,455)
Effect of exchange rate changes on cash balances	1,351	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(75,364)	60,622	75,139
Cash, cash equivalents, and restricted cash, beginning of period	175,932	115,310	40,171
Cash, cash equivalents, and restricted cash, end of period	$100,568	$175,932	$115,310
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$41,695	$77,208	$56,529
Cash paid for interest on debt	$864	$—	$—
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$13,537	$9,778	$8,882
Ebuys contingent purchase price	$—	$—	$53,355

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

Business Operations- On March 19, 2019, DSW Inc. changed its name to Designer Brands Inc. References to "DSW" refer to the DSW Designer Shoe Warehouse banner unless otherwise stated. The Company is a leading North American footwear and accessories designer, producer and retailer.

On November 5, 2018, we completed the acquisition of Camuto LLC, dba Camuto Group ("Camuto Group"), a footwear design and brand development organization, from Camuto Group LLC (the "Sellers"). The Camuto Group acquisition provides us a global production, sourcing and design infrastructure, including operations in Brazil and China, a new state-of-the-art distribution center in New Jersey, footwear licenses of brands, including Jessica Simpson and Lucky Brand, and branded e-commerce sites. Additionally, in partnership with Authentic Brands Group LLC, a global brand management and marketing company, we formed ABG-Camuto, LLC ("ABG-Camuto"), a joint venture in which we have a 40% interest. This joint venture acquired several intellectual property rights from the Sellers, including Vince Camuto, Louise et Cie, Sole Society, CC Corso Como, Enzo Angiolini and others, and will focus on licensing and developing new category extensions to support the global growth of these brands. We have entered into a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto.

On May 10, 2018, we acquired the remaining interest in Town Shoes Limited ("TSL") that we did not previously own. Beginning with our second quarter of fiscal 2018, TSL ceased being accounted for under the equity method of accounting and was accounted for as a consolidated wholly-owned subsidiary. TSL is a retailer of branded footwear in Canada, primarily under The Shoe Company, Shoe Warehouse, and DSW Designer Shoe Warehouse banners, as well as related e-commerce sites. Subsequent to the acquisition, and as a result of our strategic review, we decided to exit TSL's Town Shoes banner and all 38 locations were closed by the end of fiscal 2018.

Our Affiliated Business Group ("ABG") partners with other retailers to help build and optimize their in-store and online footwear businesses by leveraging our sourcing network to produce a merchandise assortment that meets their needs. ABG currently provides services to Stein Mart stores, Steinmart.com, and a Frugal Fannie's store through ongoing supply arrangements. During fiscal 2017, Gordmans (a previous ABG partner) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and announced a plan to close its stores. Stage Stores, Inc. acquired 58 Gordmans' stores and we provided services for these stores through the end of fiscal 2017 to support their transition.

On March 4, 2016, we acquired Ebuys, Inc. ("Ebuys"), an off-price footwear and accessories retailer operating in digital marketplaces. Due to recurring operating losses incurred by Ebuys since its acquisition, as well as increased competitive pressures in the digital marketplace, during fiscal 2017, we decided to exit the business and ended all operations in the first quarter of fiscal 2018.

On August 2, 2016, we signed an agreement with the Apparel Group as an exclusive franchise partner in the Gulf Coast region of the Middle East. During the fourth quarter of fiscal 2018, we provided our termination notice to the Apparel Group in accordance with the terms of the agreement.

As a result of the acquisition activity during fiscal 2018, we now present three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment, which was previously presented as the DSW segment, includes stores operated in the U.S. under the DSW Designer Shoe Warehouse banner and its related e-commerce site. The Canada Retail segment, which is the result of the TSL acquisition, includes stores operated in Canada under The Shoe Company, Shoe Warehouse, DSW Designer Shoe Warehouse banners and related e-commerce sites. The Brand Portfolio segment, which is the result of the Camuto Group acquisition, includes sales from wholesale, First Cost, and direct-to-consumer e-commerce sites. Our other operating segments, ABG and Ebuys, are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

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

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities- We have certain joint ventures ("JVs") where each joint venture licenses brands and contracts with Camuto Group to provide design, buying and sourcing services. Under the JVs, Camuto Group is responsible for managing all aspects of the brands and the JVs pay royalties, commissions, or consulting fees to the other parties. We are responsible for providing all funding to support the working capital needs of the JVs. As a result, we have determined that we are the primary beneficiary of the JVs and consolidate the JVs within our financial statements. Assets and liabilities of the JVs in the aggregate are immaterial.

Principles of Consolidation- The consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including the JVs. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in USD, unless otherwise noted.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates are required as a part of sales returns allowances, customer allowances and discounts, depreciation and amortization, valuation of inventories, gift card breakage income, deferred revenue associated with loyalty programs, impairments of long-lived assets, intangibles and goodwill, legal reserves, foreign tax contingent liabilities, accrual for lease obligations, income taxes, self-insurance reserves, and valuations used to account for acquisitions. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Revenue Recognition- Sales from the U.S. Retail and Canada Retail segments are recognized upon customer receipt of merchandise, net of estimated returns and exclude sales tax. Customers can purchase products from one of our stores, online or from our mobile application. For products shipped directly to our customers, we recognize the sale upon the estimated customer receipt date based on historical delivery transit times. Revenue from shipping and handling is recorded in net sales while the related costs are included in cost of sales. For products shipped directly to our customers from our suppliers (referred to as “drop ship”), we record gross sales upon delivery based on the price paid by the customers as we have determined that we are the principal party responsible for the sale transaction.

Sales from the Brand Portfolio segment are recognized upon transfer of control. Generally, our wholesale customers arrange their own transportation of merchandise and control is transferred at the time of shipment. Sales are recorded at the transaction price, excluding sales tax, net of estimated reserves for customer returns, allowances and discounts. Direct-to-consumer sales are also recognized upon shipment of merchandise, net of estimated returns and exclude sales tax.

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

Commission Income- The Brand Portfolio segment earns commission income for serving retailers as the design and buying agent for products under private labels (referred to as "First Cost"). We recognize commission income at the point in time when the customer's freight forwarder takes control of the related merchandise, and is included in commission, franchise and other revenue in the consolidated statements of operations.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Franchise Revenue- Franchise revenue consists of royalties and other fees paid by franchisees, as well as merchandise sales to franchisees, and is included in commission, franchise and other revenue in the consolidated statements of operations. Royalties are earned based upon a percentage of reported franchise sales and are recognized on a monthly basis when earned. Merchandise sales and any related shipping charges are recognized as franchise revenue upon receipt of goods by the franchisee.

Other Revenue- Other revenue consists of rental income on owned properties and is included in commission, franchise and other revenue in the consolidated statements of operations.

Cost of Sales- Cost of sales from the U.S. Retail and Canada Retail segments is recognized net of estimated returns. In addition to the cost of merchandise sold, which includes freight and the impact of markdowns, shrinkage and other inventory valuation adjustments, we include in cost of sales expenses associated with distribution and fulfillment and store occupancy. Distribution and fulfillment expenses are comprised of labor costs, rent, depreciation, insurance, utilities, maintenance and other operating costs associated with the operations of the distribution and fulfillment centers. Store occupancy expenses include rent, utilities, repairs, maintenance, insurance, janitorial costs, and occupancy-related taxes, but excludes depreciation.

Cost of sales from the Brand Portfolio segment is recognized net of estimated returns. In addition to the cost of merchandise sold, which includes freight and the impact of inventory valuation adjustments, we include in cost of sales royalty expense for licensed brands.

Operating Expenses- Operating expenses include expenses related to store management and store payroll costs, advertising, store depreciation, new store costs, distribution costs associated with the Brand Portfolio segment, the Brand Portfolio segment's First Cost operations, ABG operations, franchise costs and related operations, and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation and amortization expense for corporate assets, marketing, legal, finance, outside professional services, customer service center expenses, and payroll-related costs for associates.

Stock-Based Compensation- We recognize compensation expense for awards of stock options, restricted stock units ("RSUs"), and director stock units, based on the fair value on the grant date and on a straight-line basis over the requisite service period for the awards that vest. Stock-based compensation is included in operating expenses in the consolidated statements of operations.

New Store Opening Costs- Costs associated with the opening of new stores are expensed as incurred. During fiscal 2018, 2017 and 2016, new store opening costs, primarily pre-opening rent and marketing expenses, were $2.8 million, $2.6 million and $5.9 million, respectively.

Marketing Expense- The cost of advertising is generally expensed when the advertising first takes place or when mailed. During fiscal 2018, 2017 and 2016, marketing costs were $121.4 million, $83.8 million and $76.7 million, respectively.

Non-Operating Income (Expenses), Net- Non-operating income (expenses), net includes gains and losses from foreign currency revaluation, realized gains and losses related to our investment portfolio, and fair value adjustments of pre-existing assets as a result of the acquisition of the remaining interest in TSL.

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

DESIGNER BRANDS INC.
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

Cash, Cash Equivalents, and Restricted Cash- Cash and cash equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Restricted cash represents cash that is restricted as to withdrawal or usage and consisted of a mandatory cash deposit for certain outstanding letters of credit.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	February 2, 2019	February 3, 2018	January 28, 2017
Cash and cash equivalents	$99,369	$175,932	$110,657
Restricted cash, included in prepaid expenses and other current assets	1,199	—	4,653
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$100,568	$175,932	$115,310

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

Accounts Receivable- Accounts receivable are classified as current assets because the average collection period is generally shorter than one year. We monitor our exposure for credit losses based upon specific accounts receivable balances and record related allowances for doubtful accounts where a risk of default has been identified. We utilize an unrelated third-party provider for credit and collection services for receivables from the sale of wholesale products to certain retailers. This third-party provider guarantees payment for the majority of the serviced receivables.

Inventories- All of our inventory is made up of finished goods. The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered by markdowns. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. The Canada Retail segment and the Brand Portfolio segment inventory is accounted for using the weighted average cost method and is stated at the lower of cost or net realizable value. We monitor aged inventory for obsolete and slow moving inventory that may need to be liquidated in the future at amounts below cost. Reductions to inventory values establish a new cost basis. Favorable changes in facts or circumstances do not result in an increase in the newly established cost basis.

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

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Risks- Financial instruments, which principally subject us to concentration of credit risk, consist of cash and cash equivalents and investments. We invest excess cash when available through financial institutions in money market accounts and investment securities. At times, such amounts invested through banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and we mitigate the risk by utilizing multiple banks.

We are also subject to concentration of vendor risk within the U.S. Retail and Canada Retail segments. During fiscal 2018, three key vendors together supplied approximately 20% of our retail merchandise.

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

We measure available-for-sale investments at fair value on a recurring basis. These investments are measured using a market-based approach using inputs such as prices of similar assets in active markets (categorized as Level 2). The carrying value of cash and cash equivalents, accounts receivables and accounts payables approximated their fair values due to their short-term nature.

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

Useful Lives
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

Impairment of Long-Lived Assets- We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment and definite-lived intangible assets, when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group (categorized as Level 3 under the fair value hierarchy). The reviews are conducted at the lowest identifiable level. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value.

During fiscal 2018, we recorded impairment charges of $19.0 million, including $13.9 million for an abandoned corporate internal-use software that was under development and $5.1 million primarily for leasehold improvements related to under-performing stores ($1.5 million and $3.6 million for the U.S. Retail and Canada Retail segments, respectively). As a result of recurring operating losses incurred by Ebuys since its acquisition, which led to our decision to exit the business, during fiscal 2017, we recorded impairment charges of $31.9 million for intangible assets and $3.8 million for property and equipment, which resulted in writing off all of Ebuys' long-lived assets.

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

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discounted cash flow analysis. For certain reporting units, where deemed appropriate, we may also utilize a market approach for estimating fair value. Goodwill impairment charges are calculated as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill.

On May 10, 2018, as discussed in more detail in Note 2, Acquisitions and Equity Method Investments, we acquired the remaining interest in TSL, which resulted in recording $43.0 million of goodwill. Based on the fair value of TSL using a discounted cash flow model (categorized as Level 3 under the fair value hierarchy), we determined that the value of the acquired net assets exceeded its fair value. As a result, during fiscal 2018, we recorded a goodwill impairment charge that resulted in impairing all of Canada Retail segment’s goodwill.

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

Accounting for Leases- Many of our real estate operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, we recognize the related rental expense on a straight-line basis over the noncancelable terms of the lease. We record the difference between the amounts charged to expense and the rent paid as deferred rent and begin amortizing such deferred rent upon the delivery of the lease location by the lessor. In addition, we receive cash allowances from landlords, which are deferred and amortized on a straight-line basis over the noncancelable terms of the lease as a reduction of rent expense. Deferred rent and construction and tenant allowances are included in non-current liabilities on the consolidated balance sheets.

Accrual for Lease Obligations- We record a reserve when a leased space is abandoned due to closure or relocation. Using a credit-adjusted risk-free rate to present value the liability, we estimate future lease obligations based on remaining lease payments, estimated or actual sublease income, and any other relevant factors. On a quarterly basis, we reassess the reserve based on current market conditions.

Foreign Currency Translation and Transactions- Prior to our acquisition of the remaining interest in TSL, our equity investment in TSL and notes receivable from TSL, along with certain investments, were denominated in CAD and translated into USD at exchange rates in effect at the balance sheet date. Each quarter, the income or loss from TSL was recorded in USD at the average exchange rate for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss. As a result of the acquisition, we reclassified a net loss of $12.2 million of foreign currency translation related to the previously held balances from accumulated other comprehensive loss to non-operating income (expenses), net.

Beginning with the second quarter of fiscal 2018, TSL became a wholly-owned subsidiary with CAD as their functional currency. Assets and liabilities of the Canadian business are translated into USD at exchange rates in effect at the balance sheet date or historical rates as appropriate. Each quarter, amounts included in our consolidated statements of operations from the Canadian business are translated at the average exchange rate for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss. Transaction gains and losses are included in the consolidated statements of operations.

Deferred Compensation Plans- We provide deferred compensation plans, including defined contribution plans to eligible employees and a non-qualified deferred compensation plan for certain executives and members of the Board of Directors. Participants may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During fiscal 2018, 2017 and 2016, we recognized costs associated with matching contributions of $5.2 million, $4.4 million and $4.2 million, respectively.

Prior Period Reclassifications- Certain prior period reclassifications were made to conform to the current period presentation. Accounts receivable from related parties was reclassified to accounts receivable, net, and accounts payable to related parties was reclassified to accounts payable.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements- In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which will change how we account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight-line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to current accounting for capital leases. The standard is effective for us in the first quarter of fiscal 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, that provided a practical expedient that removed the requirement to restate prior period financial statements upon adoption of the standard, which we plan to elect. The standard also provides a practical expedient, by class of underlying assets, to not separate non-lease components from the associated lease component. We have elected this practical expedient for all real estate leases. At transition, we also elected the package of practical expedients, which allows us to carry forward the historical lease classification and not reassess whether any expired or existing contracts are or contain leases. We did not elect the use of hindsight to determine the term of our leases at transition. We are progressing with our implementation plan, with remaining tasks primarily relating to updating our processes and controls and determining the related tax effects. We estimate approximately $1.0 billion of lease assets and $1.2 billion of lease liabilities, with an adjustment of $6.2 million to retained earnings for transition impairments related to previously impaired leased locations, to our opening balance sheet for fiscal 2019.

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

2.    ACQUISITIONS AND EQUITY METHOD INVESTMENTS

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

Activity related to our equity investment in TSL was as follows:

(in thousands)	Fiscal 2018	Fiscal 2017
Equity investment in TSL - beginning of period	$6,096	$15,830
Share of TSL's income (loss)	(3,553)	(5,095)
Foreign currency translation adjustments, included in other comprehensive income (loss)	(92)	(4,271)
Amortization of purchase price adjustments	(50)	(368)
Fair value adjustment for step acquisition	(2,401)	—
Equity investment in TSL - end of period	$—	$6,096

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity related to our notes receivable from TSL was as follows:

(in thousands)	Fiscal 2018	Fiscal 2017
Notes receivable from TSL - beginning of period	$115,895	$53,121
Payment-in-kind interest earned	1,800	6,520
TSL revolver interest earned	493	—
Foreign currency translation adjustments, included in other comprehensive income (loss)	(3,756)	3,384
Management service fee	294	1,162
Additional TSL loan	9,469	51,708
Repayments	(1,160)	—
Fair value adjustment for step acquisition	(31,587)	—
Contribution to step acquisition purchase price	(91,448)	—
Notes receivable from TSL - end of period	$—	$115,895

Payment-in-kind interest earned was paid annually and was subsequently returned to TSL as additional amounts borrowed under the terms of the related note. Effective February 2, 2018, we entered into a secured loan agreement with TSL that allowed TSL to borrow up to $100 million CAD at a variable interest rate, as defined in the agreement, paid monthly.

Prior to our acquisition of the remaining interest in TSL, we provided certain information technology and management services under a management agreement, we licensed the use of our tradename and trademark, DSW Designer Shoe Warehouse, to TSL for a royalty fee based on a percentage of net sales from its Canadian DSW stores, and had various other transactions. All transactions in the aggregate and amounts due from TSL were immaterial for the periods presented.

Step Acquisition of TSL- On May 10, 2018, we acquired the remaining interest in TSL for $36.2 million CAD ($28.2 million USD), net of acquired cash of $8.5 million CAD ($6.6 million USD), by exercising our call option. This was accounted for as a step acquisition whereby we remeasured to fair value our previously held assets, which included our equity investment in TSL and notes and accounts receivable from TSL, and included these assets in the determination of the purchase price. During fiscal 2018, as a result of the remeasurement, we recorded a loss of $34.0 million to non-operating income (expenses), net, in the consolidated statements of operations. Also during fiscal 2018, we reclassified a net loss of $12.2 million of foreign currency translation adjustments related to the previously held balances from accumulated other comprehensive loss to non-operating income (expenses), net.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired consisted of the following (in USD):

(in thousands)	Preliminary Purchase Price and Allocation as of May 10, 2018	Adjustments	Final Purchase Price and Allocation as of February 2, 2019
Purchase price:
Cash consideration, net of cash acquired	$28,152	$—	$28,152
Replacement stock-based awards attributable to pre-acquisition services	196	—	196
Fair value of pre-existing assets	92,242	—	92,242
	$120,590	$—	$120,590
Fair value of assets and liabilities acquired:
Inventories	$58,822	$7,250	$66,072
Other current assets	3,608	79	3,687
Property and equipment	41,601	(593)	41,008
Goodwill	37,044	5,978	43,022
Intangible assets	20,689	—	20,689
Accounts payable and other liabilities	(33,248)	52	(33,196)
Non-current liabilities	(7,926)	(12,766)	(20,692)
	$120,590	$—	$120,590

The fair value of previously held assets was determined immediately before the business combination, primarily by considering the income valuation approach (discounted cash flow) and the market valuation approach (precedent comparable transactions). Additionally, other information such as current market, industry and macroeconomic conditions were utilized to assist in developing these fair value measurements. The fair value of intangible assets includes $15.7 million for tradenames, $3.6 million for favorable leasehold interests, which are amortized over the remaining lease term, and $1.4 million for customer relationships associated with the Canada loyalty program, which are amortized over three years. The fair value of unfavorable leasehold interests, included in non-current liabilities, was $7.6 million and are amortized over the remaining lease term. The fair value for tradenames was determined using the relief from royalty method of the income approach, the fair value for leasehold interests was determined based on the market valuation approach, and the fair value for customer relationships related to the loyalty program was determined using the replacement cost method. The fair values for property and equipment were determined using the cost and market approaches. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs.

The goodwill represents the excess of the purchase price over the fair value of the net assets acquired. With this being a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during fiscal 2018, we recorded a goodwill impairment charge, net of adjustments as a result of recording adjustments to the preliminary purchase allocations, which resulted in impairing all of the Canada Retail segment’s goodwill. A portion of the goodwill is not expected to be deductible for income tax purposes.

During fiscal 2018, our consolidated statements of operations included revenue and net losses for TSL of $220.3 million and $48.9 million, respectively, which included the pre-tax losses from the wind down of operations for the Town Shoes banner, the goodwill impairment charge of $41.8 million, long-lived asset impairment charges of $3.6 million and lease exit charges of $15.5 million. We incurred $3.1 million of acquisition-related costs as a result of the step acquisition (not included in the TSL net loss disclosed in the previous sentence), which were included in operating expenses in the consolidated statements of operations.

Acquisition of Camuto Group- On November 5, 2018, we completed the acquisition of Camuto Group for $171.3 million, net of acquired cash of $9.7 million. The purchase price of the acquisition, along with the acquired equity investment in ABG-Camuto (discussed below), was funded with available cash and borrowings on the revolving line of credit of $160.0 million.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired consisted of the following:

(in thousands)	Preliminary Purchase Price and Allocation as of November 5, 2018
Purchase price:
Cash consideration, net of cash acquired	$171,251
Fair value of assets and liabilities acquired:
Accounts receivable	$83,939
Inventories	74,499
Other current assets	7,197
Property and equipment	43,906
Goodwill	63,614
Intangible asset	27,000
Other assets	13,351
Accounts payable and other liabilities	(122,811)
Non-current liabilities	(19,444)
$171,251

The fair value of the intangible asset relates to customer relationships, which is amortized over a useful life of 10 years, and is based on the excess earnings method under the income approach. The fair value measurement is based on significant unobservable inputs, including discounted future cash flows and customer attrition rates. The fair values for property and equipment were determined using the cost and market approaches. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The inventory valuation step-up was recognized to cost of goods sold during the fourth quarter of fiscal 2018 based on assumed inventory turns.

The goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and was primarily attributable to an assembled workforce and acquiring an established design and sourcing process, which provides us the opportunity to expand our exclusive products offering at a lower cost in our retail segments. Goodwill is expected to be deductible for income tax purposes.

Non-current liabilities includes $12.7 million of estimated unpaid foreign payroll and other taxes. We recorded an offsetting indemnification asset to other assets, which we expect to collect under the terms of the securities purchase agreement with the Sellers. See Note 16, Commitments and Contingencies, for additional information.

The purchase price is subject to adjustments primarily based upon a working capital provision as provided by the purchase agreement. The allocation of the purchase price is based on certain preliminary valuations and analysis that have not been completed as of the date of this filing. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analysis within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. In addition, we have not completed the allocation of goodwill to our U.S. Retail and Brand Portfolio segments or the reporting units within the Brand Portfolio segment.

During fiscal 2018, our consolidated statements of operations included revenue and net losses for Camuto Group of $89.6 million and $16.2 million, respectively. We incurred $22.2 million of acquisition-related costs as a result of the acquisition (not included in the Camuto Group net loss disclosed in the previous sentence), which were included in operating expenses in the consolidated statements of operations.

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

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity related to our equity investment in ABG-Camuto was as follows:

(in thousands)	Fiscal 2018
Balance at beginning of period	$—
Initial investment in ABG-Camuto	56,827
Share of net earnings	1,298
Balance at end of period	$58,125

Combined Results- The following table provides the supplemental unaudited pro forma total revenue and net income of the combined entity had the acquisition dates of TSL and Camuto Group and the investment in ABG-Camuto been the first day of our fiscal 2017:

(in thousands)	Fiscal 2018	Fiscal 2017
Total revenue	$3,562,498	$3,487,314
Net income	$71,257	$15,676

The amounts in the supplemental pro forma results apply our accounting policies, eliminate intercompany transactions, assume the acquisition-related transaction costs were incurred in fiscal 2017, and reflect adjustments for additional expenses that would have been charged assuming borrowings on the revolving line of credit of $160.0 million and the same fair value adjustments to inventory, property and equipment, and acquired intangibles had been applied on the first day of our fiscal 2017. Related to the TSL acquisition, the supplemental pro forma results also exclude the loss related to the remeasurement of previously held assets, the net loss of foreign currency translation related to the previously held balances from accumulated other comprehensive loss, and the goodwill impairment charge. Because the ABG-Camuto investment was integral to the Camuto Group acquisition, the supplemental pro forma results include royalty expenses that would be due to ABG-Camuto using the guaranteed minimum royalties per the license agreement and the related earnings from our equity investment in ABG-Camuto had the transactions occurred on the first day of our fiscal 2017. Accordingly, these supplemental pro forma results have been prepared for comparative purposes only and are not intended to be indicative of results of operations that would have occurred had the acquisitions actually occurred in the prior year period or indicative of the results of operations for any future period.

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

As a result of adopting ASU 2014-09, we adjusted our consolidated statements of operations (including total comprehensive income (loss)) on a retrospective basis as follows:

	Fiscal 2017			Fiscal 2016
(in thousands, except per share amounts)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Net sales	$2,799,794	5,761	$2,805,555	$2,711,444	1,911	$2,713,355
Commission, franchise and other revenue	$—	5,165	$5,165	$—	4,944	$4,944
Total revenue	$—	2,810,720	$2,810,720	$—	2,718,299	$2,718,299
Cost of sales	$(2,010,418)	3,995	$(2,006,423)	$(1,939,611)	6,154	$(1,933,457)
Operating expenses	$(607,723)	(14,823)	$(622,546)	$(591,816)	(13,200)	$(605,016)
Operating profit	$124,960	98	$125,058	$200,168	(191)	$199,977
Income before income taxes and income from equity investment in TSL	$125,864	98	$125,962	$202,647	(191)	$202,456
Income tax provision	$(59,617)	50	$(59,567)	$(78,853)	75	$(78,778)
Net income	$67,304	148	$67,452	$124,535	(116)	$124,419
Total comprehensive income	$71,171	148	$71,319	$131,297	(116)	$131,181
Diluted earnings per share	$0.83	0.01	$0.84	$1.52	(0.01)	$1.51

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of adopting ASU 2014-09, we adjusted our consolidated balance sheets on a retrospective basis as follows:

	February 3, 2018
(in thousands)	As Reported	Adjustments	As Adjusted
ASSETS
Prepaid expenses and other current assets	$41,333	7,864	$49,197
Total current assets	$863,009	7,864	$870,873
Deferred tax assets	$27,671	40	$27,711
Total assets	$1,413,613	7,904	$1,421,517
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses	$145,218	3,008	$148,226
Total current liabilities	$324,526	3,008	$327,534
Total liabilities	$463,258	3,008	$466,266
Retained earnings	$350,083	4,896	$354,979
Total shareholders' equity	$950,355	4,896	$955,251
Total liabilities and shareholders' equity	$1,413,613	7,904	$1,421,517

As a result of adopting ASU 2014-09, we adjusted our consolidated statements of cash flows on a retrospective basis as follows:

	Fiscal 2017			Fiscal 2016
(in thousands)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$67,304	148	$67,452	$124,535	(116)	$124,419
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(12,787)	(17)	$(12,804)	$6,881	(20)	$6,861
Prepaid expenses and other current assets	$(16,418)	523	$(15,895)	$3,884	254	$4,138
Accrued expenses	$11,146	(654)	$10,492	$18,785	(118)	$18,667

Disaggregation of Revenue- The following table presents our revenue disaggregated by operating segments:

	Fiscal
(in thousands)	2018	2017	2016
Net sales:
U.S. Retail segment	$2,738,989	$2,577,711	$2,479,902
Canada Retail segment	220,325	—	—
Brand Portfolio segment	86,138	—	—
Other:
ABG	123,335	140,887	149,586
Ebuys	5,633	86,957	83,867
Total Other	128,968	227,844	233,453
Total net sales	3,174,420	2,805,555	2,713,355
Commission, franchise and other revenue	9,318	5,165	4,944
Total revenue	$3,183,738	$2,810,720	$2,718,299

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. Retail and Brand Portfolio segments and Other net sales recognized are primarily based on sales to customers in the U.S. and Canada Retail segment net sales recognized are based on sales to customers in Canada. Revenue realized from geographic markets outside of the U.S. and Canada have collectively been immaterial.

The following table presents total revenue by product and service category:

	Fiscal
(in thousands)	2018	2017	2016
Net sales:
U.S. Retail segment:
Women's footwear	$1,866,121	$1,771,058	$1,710,825
Men's footwear	561,722	556,772	546,657
Accessories, kids and other	311,146	249,881	222,420
	2,738,989	2,577,711	2,479,902
Canada Retail segment:
Women's footwear	123,323	—	—
Men's footwear	57,567	—	—
Accessories, kids and other	39,435	—	—
	220,325	—	—
Brand Portfolio segment:
Wholesale	76,429	—	—
Direct-to-consumer	9,709	—	—
	86,138	—	—
Other - ABG and Ebuys	128,968	227,844	233,453
Total net sales	3,174,420	2,805,555	2,713,355
Commission, franchise and other revenue	9,318	5,165	4,944
Total revenue	$3,183,738	$2,810,720	$2,718,299

The above tables exclude intersegment revenues in fiscal 2018 of $10.2 million, which were eliminated in consolidation.

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Fiscal
(in thousands)	2018	2017	2016
Gift cards:
Beginning of period	$32,792	$30,829	$29,172
Gift cards redeemed and breakage recognized to net sales	(90,569)	(91,778)	(83,266)
Gift cards issued	92,775	93,741	84,923
End of period	$34,998	$32,792	$30,829
Loyalty programs:
Beginning of period	$21,282	$19,889	$20,604
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(41,210)	(30,935)	(31,325)
Deferred revenue for loyalty points issued	36,079	32,328	30,610
End of period	$16,151	$21,282	$19,889

Customer Allowances- We reduce sales by the amount of actual and remaining expected customer allowances, discounts and returns, and cost of sales by the amount of merchandise we expect to recover. Customer allowances are provided to our

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

wholesale customers for margin assistance, co-op advertising support, and various other deductions. We estimate the reserves needed for margin assistance by reviewing inventory levels held by retailers, expected markdowns, gross margins realized, and other performance indicators. Product returns and other customer deductions are estimated based on anticipated future returns using historical experience and trends. Co-op advertising allowances are estimated based on arrangements with customers. Customer allowance reserves are included in accrued expenses on the consolidated balance sheets.

The following table presents the changes and total balances for sales reserves:

	Fiscal
(in thousands)	2018	2017	2016
Sales returns reserve:
Beginning of period	$14,130	$14,149	$13,369
Net sales reduced for estimated returns	402,274	353,156	322,139
Actual returns during the period	(398,661)	(353,175)	(321,359)
End of period	$17,743	$14,130	$14,149
Customer allowances and discounts reserve:
Beginning of period	$—	$—	$—
Assumed liability in acquisitions	15,434	—	—
Net sales reduced for estimated allowances and discounts	10,669	—	—
Actual allowances and discounts during the period	(13,009)	—	—
End of period	$13,094	$—	$—

As of February 2, 2019 and February 3, 2018, the asset for recovery of merchandise returns was $10.1 million and $7.9 million, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

4.    RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of February 2, 2019, the Schottenstein Affiliates, entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 14% of the Company's outstanding common shares, representing approximately 49% of the combined voting power. As of February 2, 2019, the Schottenstein Affiliates beneficially owned 3.8 million Class A common shares and 7.7 million Class B common shares. We had the following related party transactions with Schottenstein Affiliates:

Leases- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. See Note 15, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During fiscal 2018, 2017 and 2016, we had other purchases and services from Schottenstein Affiliates of $6.5 million, $4.6 million and $2.3 million, respectively.

Due to Related Parties- As of February 2, 2019 and February 3, 2018, we had amounts due to related parties of $1.0 million and $0.9 million, respectively, included in accounts payable on the consolidated balance sheets.

ABG-Camuto

We have a 40% interest in ABG-Camuto. ABG-Camuto entered into a licensing agreement with us whereby we pay royalties on the net sales of the brands owned by ABG-Camuto. During the fourth quarter of fiscal 2018, we recorded $2.4 million of royalty expense payable to ABG-Camuto. As of February 2, 2019, we had $2.4 million payable to ABG-Camuto. See Note 16, Commitments and Contingencies, for future guaranteed minimum royalty payment requirements to ABG-Camuto.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on net income (loss) and the weighted average of Class A and Class B common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution of common shares adjusted for outstanding stock options, RSUs, and performance-based restricted stock units ("PSUs") calculated using the treasury stock method.

The following is a reconciliation of the number of shares used in the calculation of earnings (loss) per share:

	Fiscal
(in thousands)	2018	2017	2016
Weighted average shares outstanding - Basic shares	80,026	80,160	81,536
Dilutive effect of stock-based compensation awards	—	527	599
Weighted average shares outstanding - Diluted shares	80,026	80,687	82,135

For fiscal 2018, 2017 and 2016, the number of potential shares that were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive was 3.2 million, 4.3 million and 3.1 million, respectively.

6.	STOCK-BASED COMPENSATION

The DSW Inc. 2014 Long-Term Incentive Plan (the "Plan") provides for the issuance of stock-based compensation awards for eligible recipients. The Plan replaced the DSW Inc. 2005 Equity Incentive Plan but did not affect awards granted under that plan, some of which remain outstanding. Eligible recipients include key employees as well as directors. The maximum number of shares of Class A common shares underlying awards which may be issued over the term of the Plan cannot exceed 8.5 million shares. As of February 2, 2019, 4.0 million shares of Class A common shares remain available for future grants under the Plan.

Stock-based compensation expense consisted of the following:

	Fiscal
(in thousands)	2018	2017	2016
Stock options	$4,900	$6,420	$5,788
Restricted and director stock units	12,493	8,284	6,899
	$17,393	$14,704	$12,687

Stock Options- Stock options are granted with an exercise price per share equal to the fair market value of our common stock on the grant date. Stock options generally vest 20% per year on a cumulative basis and remain exercisable for a period of 10 years from the date of grant.

Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated based on our historical experience and future expectations. As of February 2, 2019, the total compensation cost related to unvested options not yet recognized was approximately $7.4 million, with a weighted average expense recognition period remaining of 1.6 years.

The following table summarizes the activity for outstanding stock options for fiscal 2018:

(in thousands, except per share amounts and years)	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding - beginning of period	4,333	$23.84
Exercised	(188)	$12.49
Forfeited	(144)	$24.25
Outstanding - end of period	4,001	$24.36	6.3 years	$17,590
Vested and expected to vest - end of period	3,768	$24.39	6.2 years	$16,547
Exercisable - end of period	2,219	$25.16	5.2 years	$9,077

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $2.1 million, $2.0 million and $3.6 million, respectively. The total fair value of options that vested during fiscal 2018, 2017 and 2016 was $0.8 million, $0.6 million and $2.7 million, respectively.

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

The following table summarizes the activity for unvested stock units for fiscal 2018:

	Time-Based RSUs		Performance-Based RSUs
(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of period	436	$23.43	457	$23.69
Granted	750	$22.71	268	$22.22
Vested	(112)	$16.66	(122)	$28.76
Forfeited	(85)	$21.48	(7)	$21.96
Outstanding - end of period	989	$22.45	596	$21.87

The total fair value of time-based RSUs that vested during fiscal 2018, 2017 and 2016 was $1.7 million, $2.9 million and $3.7 million, respectively. As of February 2, 2019, the total compensation cost related to unvested time-based RSUs not yet recognized was $13.9 million, with a weighted average expense recognition period remaining of 1.9 years.

The total fair value of performance-based RSUs that vested during fiscal 2018, 2017 and 2016 was $3.2 million, $1.8 million and $1.4 million, respectively. As of February 2, 2019, the total compensation cost related to unvested performance-based RSUs not yet recognized was approximately $4.9 million, with a weighted average expense recognition period remaining of 1.8 years.

We issue stock units to directors who are not employees. Stock units are automatically granted to each director on the date of each annual meeting of shareholders based on the closing market price of the Class A common shares. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such compensation paid in the form of stock units. Stock units granted to directors vest immediately and directors are given the option to settle their units 30 days after the grant date, at a specified date more than 30 days following the grant date, or upon completion of service. Stock units granted to directors not yet settled, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings (loss) per share. As of February 2, 2019, we had 0.4 million director stock units not yet settled.

7.    SHAREHOLDERS' EQUITY

Shares- Our Class A common shares will remain listed for trading on the NYSE under the ticker symbol "DSW" until it changes to "DBI" in April 2019. There is currently no public market for the Company's Class B common shares, but the Class B common shares can be exchanged for the Company's Class A common shares at the election of the holder on a share for share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information for our common shares:

	February 2, 2019		February 3, 2018
(in thousands)	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000
Issued shares	85,763	7,733	85,385	7,733
Outstanding shares	70,672	7,733	72,294	7,733
Treasury shares	15,091	—	13,091	—

We have authorized 100.0 million shares of no par value preferred shares with no shares issued for any of the periods presented.

Dividends- On March 19, 2019, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on April 12, 2019 to shareholders of record at the close of business on April 1, 2019.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During fiscal 2018, we repurchased 2.0 million Class A common shares at a cost of $47.5 million, with $476.6 million of Class A common shares that remain authorized under the program as of February 2, 2019. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

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

Accumulated Other Comprehensive Loss- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

(in thousands)	Foreign currency translation	Available-for-sale securities	Total
Balance, January 30, 2016	$(20,530)	$(173)	$(20,703)
Other comprehensive income before reclassifications	6,831	127	6,958
Amounts reclassified to non-operating expenses, net	—	(196)	(196)
Other comprehensive income (loss)	6,831	(69)	6,762
Balance, January 28, 2017	(13,699)	(242)	(13,941)
Other comprehensive income (loss) before reclassifications	3,681	(1,095)	2,586
Amounts reclassified to non-operating expenses, net	740	541	1,281
Other comprehensive income (loss)	4,421	(554)	3,867
Balance, February 3, 2018	(9,278)	(796)	(10,074)
Other comprehensive income (loss) before reclassifications	(7,013)	192	(6,821)
Amounts reclassified to non-operating expenses, net	13,963	226	14,189
Other comprehensive income	6,950	418	7,368
Balance, February 2, 2019	$(2,328)	$(378)	$(2,706)

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

(in thousands)	February 2, 2019	February 3, 2018
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$47,599	$—
Serviced by third-party provider without guaranteed payment	280	—
Serviced in-house	9,892	5,529
Construction and tenant allowance receivables due from landlords	4,034	6,477
Accounts receivable due from related parties	—	1,704
Other receivables	8,004	5,526
Accounts receivable	69,809	19,236
Allowance for doubtful accounts	(939)	—
Accounts receivable, net	$68,870	$19,236

The following presents the activity in our balance in the allowance for doubtful accounts:

(in thousands)	Fiscal 2018
Allowance for doubtful accounts - beginning of period	$—
Provision for bad debts	(939)
Allowance for doubtful accounts - end of period	$(939)

9.    INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	February 2, 2019	February 3, 2018
Carrying value of investments	$70,195	$125,349
Unrealized gains included in accumulated other comprehensive loss	44	23
Unrealized losses included in accumulated other comprehensive loss	(521)	(767)
Fair value	$69,718	$124,605

10.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	February 2, 2019	February 3, 2018
Land	$1,110	$1,110
Buildings	12,485	12,485
Building and leasehold improvements	437,116	404,852
Furniture, fixtures and equipment	487,494	423,597
Software	161,226	137,917
Construction in progress(1)	38,646	39,201
Total property and equipment	1,138,077	1,019,162
Accumulated depreciation and amortization	(728,501)	(663,963)
Property and equipment, net	$409,576	$355,199

(1)	Construction in progress is comprised primarily of the construction of leasehold improvements and furniture and fixtures related to unopened stores and internal-use software under development.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	February 2, 2019			February 3, 2018
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$25,899	$—	$25,899	$25,899	$—	$25,899
Other - Ebuys	53,790	(53,790)	—	53,790	—	53,790
	79,689	(53,790)	25,899	79,689	—	79,689
Activity during the period by segment:
Canada Retail:
Acquired TSL goodwill	43,022	—	43,022	—	—	—
Impairment charges	—	(41,845)	(41,845)	—	—	—
Currency translation adjustment	(974)	(203)	(1,177)	—	—	—
Brand Portfolio:
Acquired Camuto Group goodwill	63,614	—	63,614	—	—	—
Other:
Impairment charges	—	—	—	—	(53,790)	(53,790)
Eliminated Ebuys goodwill	(53,790)	53,790	—	—	—	—
	51,872	11,742	63,614	—	(53,790)	(53,790)
End of period by segment:
U.S. Retail	25,899	—	25,899	25,899	—	25,899
Canada Retail	42,048	(42,048)	—	—	—	—
Brand Portfolio	63,614	—	63,614	—	—	—
Other - Ebuys	—	—	—	53,790	(53,790)	—
	$131,561	$(42,048)	$89,513	$79,689	$(53,790)	$25,899

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
February 2, 2019
Definite-lived:
Customer relationships	$28,375	$(1,010)	$27,365
Favorable leasehold interests	3,513	(295)	3,218
Indefinite-lived trademarks and tradenames	15,546	—	15,546
	$47,434	$(1,305)	$46,129
February 3, 2018
Definite-lived:
Online retailer and customer relationships	$3,767	$(3,767)	$—
Tradenames	1,260	(1,260)	—
Non-compete agreements	1,800	(1,800)	—
Indefinite-lived trademarks and tradenames	135	—	135
	$6,962	$(6,827)	$135

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The customer relationships are amortized by the straight-line method over three years associated with the Canada loyalty program and 10 years for Brand Portfolio customer relationships. Favorable leasehold interests are amortized over the remaining lease term.

12.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	February 2, 2019	February 3, 2018
Gift cards and merchandise credits	$34,998	$32,792
Accrued compensation and related expenses	53,577	25,082
Accrued taxes	16,491	20,757
Loyalty programs deferred revenue	16,151	21,282
Sales returns	17,743	14,130
Customer allowances and discounts	13,094	—
Other(1)	49,481	34,183
	$201,535	$148,226

(1)	Other is comprised of various other accrued expenses that we expect will settle within one year of the applicable period.

13.    NON-CURRENT LIABILITIES

Non-current liabilities consisted of the following:

(in thousands)	February 2, 2019	February 3, 2018
Construction and tenant allowances	$71,634	$80,725
Deferred rent	35,934	37,116
Accrual for lease obligations	16,483	6,511
Foreign tax contingent liabilities	13,429	—
Unfavorable leasehold interests	5,779	—
Deferred tax liabilities	3,260	—
Other(1)	18,528	14,380
	$165,047	$138,732

(1)	Other is comprised of various other accrued expenses that we expect will settle beyond one year from the end of the applicable period.

The accrual for lease obligations includes an office space we lease that expires in 2024. We sublease the entire office space to an unrelated third party at an annual rent that is lower than our total annual lease obligation. The sublease was renewed for a two-year term in June 2017, which can be terminated by the tenant at any time with 60 days' notice. As a result of our decision to exit the Ebuys business, which is included in our Other segment, during fiscal 2018, we exited a leased office space that expires in 2020 and a fulfillment center that expires in 2023 and recorded a lease exit charge of $6.3 million. Also during fiscal 2018, as a result of our decision to exit the Town Shoes banner, which is included in our Canada Retail segment, we closed or re-branded all Town Shoes banner stores and recorded lease exit charges of $15.5 million. The lease exit charges were recorded to operating expenses in the consolidated statements of operations with a related addition to the accrual for lease obligations that included the reserves for these leases based on the remaining lease payments and estimated sublease income. We incurred $19.5 million of charges related to the exit of the Town Shoes banner, which included lease exit charges, severance, and inventory write-downs. We assumed lease obligations as part of the acquisition of the Camuto Group.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes and total balances for the accrual for lease obligations:

	Fiscal
(in thousands)	2018	2017
Beginning of period	$6,511	$7,283
Assumed liability in acquisitions	6,792	—
Additions	23,507	—
Lease obligation payments, net of sublease income	(20,496)	416
Adjustments	169	(1,188)
End of period	$16,483	$6,511

14.	DEBT

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. On October 10, 2018, the Credit Facility was amended to include the acquisition of Camuto Group as a permitted acquisition and, following the acquisition, to utilize an accordion feature that provided for an increase to the revolving line of credit. On November 5, 2018, following the acquisition of Camuto Group, the amended Credit Facility was increased with no change to the sub-limits. As of February 2, 2019, the Credit Facility provided a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 4.0% as of February 2, 2019. Any loans issued in CAD bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 1.5% as of February 2, 2019. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of February 2, 2019, we had $160.0 million outstanding borrowings under the Credit Facility and $4.5 million in letters of credit issued, resulting in $235.5 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. As a result of the acquisition of Camuto Group, we have elected to increase the leverage ratio whereby we must maintain a leverage ratio not to exceed 3.50:1 as of the end of the fourth quarter of fiscal 2018 and for the subsequent three quarters. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of February 2, 2019, we were in compliance with all financial covenants.

15.	LEASES

We lease our stores, fulfillment centers and other facilities under various arrangements with related and unrelated parties. Generally, we are required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. In addition, we lease certain equipment and vehicles used in our operations. Rent expense shown below for related parties was attributable to lease activity with entities owned by Schottenstein Affiliates.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense, excluding real estate taxes, maintenance and insurance, consisted of the following:

	Fiscal
(in thousands)	2018	2017	2016
Minimum rentals:
Unrelated parties	$204,873	$178,353	$172,483
Related parties	9,220	9,150	8,091
Contingent rentals to unrelated parties	23,822	27,804	30,172
	$237,915	$215,307	$210,746

Operating lease obligations include real estate leases, including leased locations that were abandoned, and non-real estate leases. As of February 2, 2019, the following future minimum lease payment requirements excludes contingent rental payments, maintenance, insurance, real estate taxes, and the amortization of deferred rent and construction and tenant allowances:

(in thousands)	Unrelated Parties	Related Parties	Total
Fiscal 2019	$233,237	$9,425	$242,662
Fiscal 2020	227,001	9,364	236,365
Fiscal 2021	204,803	8,697	213,500
Fiscal 2022	170,030	6,518	176,548
Fiscal 2023	131,594	1,874	133,468
Future fiscal years thereafter	298,437	5,596	304,033
	$1,265,102	$41,474	$1,306,576

16.	COMMITMENTS AND CONTINGENCIES
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

Activity for the contingent consideration liability for fiscal 2017 was as follows:

(in thousands)	Fiscal 2017
Contingent consideration liability - beginning of period	$33,204
Accretion in value	3,589
Fair value adjustments	(36,336)
Other adjustments	(457)
Contingent consideration liability - end of period	$—

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

Foreign Tax Contingencies- During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest. We have developed an initial estimate of the range of outcomes related to these obligations of $13.4 million to $30.0 million for obligations we are aware of at this time. As of February 2, 2019, we recorded a contingent liability of $13.4 million representing the low end of the range and an indemnification asset of $12.7 million representing the estimated

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount as of the acquisition date, which we expect to collect under the terms of the securities purchase agreement with the Sellers. We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

Guarantee- As a result of a previous merger, we provided a guarantee for a lease commitment that is scheduled to expire in 2024 for a location that has been leased to a third party. If the third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of February 2, 2019, the total future minimum lease payment requirements for this guarantee was approximately $17.0 million.

Contractual Obligations- As of February 2, 2019, we have entered into various noncancelable purchase and service agreements, including construction commitments for capital items to be purchased for projects that were under construction or for which a lease has been signed. In addition, we have license agreements that allow us to use third-party owned brands, including a license agreement with ABG-Camuto (a related party), that have guaranteed minimum royalty payments.

As of February 2, 2019, our noncancelable purchase obligations and future guaranteed minimum royalty payments are as follows:

		Guaranteed Minimum Royalties
(in thousands)	Noncancelable Purchase Obligations	Unrelated Parties	Related Party	Total
Fiscal 2019	$15,278	$16,634	$17,350	$33,984
Fiscal 2020	4,356	18,021	17,350	35,371
Fiscal 2021	—	18,438	17,350	35,788
Fiscal 2022	—	13,859	17,350	31,209
Fiscal 2023	—	13,859	17,350	31,209
Future fiscal years thereafter	—	46,545	91,500	138,045
	$19,634	$127,356	$178,250	$305,606

17.    INCOME TAXES

On December 22, 2017, the U.S. Tax Reform was enacted in the U.S., which significantly changed how the U.S. taxes corporations. The U.S. Tax Reform reduced the federal statutory tax rate from 35% to 21% and requires complex computations to be performed that were not previously required in U.S. tax law. The U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. During fiscal 2017, we recognized $10.1 million of additional net tax expense based on our initial assessment of implementing the U.S. Tax Reform. During the fourth quarter of fiscal 2018, we have completed our determination of the accounting implications of the U.S. Tax Reform and recognized $2.1 million of additional net tax expense as a result of implementing the U.S. Tax Reform.

Income, including income (loss) from equity investment in TSL, before income taxes consisted of the following:

	Fiscal
(in thousands)	2018	2017	2016
Domestic income	$123,172	$131,131	$205,812
Foreign losses, including income (loss) from equity investment in TSL	(113,805)	(4,112)	(2,615)
Income, including income (loss) from equity investment in TSL, before income taxes	$9,367	$127,019	$203,197

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax provision consisted of the following:

	Fiscal
(in thousands)	2018	2017	2016
Current:
Federal	$29,073	$60,041	$61,510
Foreign	188	901	954
State and local	12,268	11,382	9,181
Total current tax expense	41,529	72,324	71,645
Deferred:
Federal	(2,234)	(10,431)	4,889
Foreign	(9,273)	927	674
State and local	(189)	(3,253)	1,570
Total deferred tax expense	(11,696)	(12,757)	7,133
Income tax provision	$29,833	$59,567	$78,778

The following presents a reconciliation of the income tax provision based on the U.S. federal statutory tax rate to the total tax provision (the U.S. federal statutory tax rate used below for fiscal 2017 excludes the impact of the revised rate due to the U.S. Tax Reform as that change is reflected in the net impact of implementing the U.S. Tax Reform):

	Fiscal
(in thousands)	2018	2017	2016
Income tax provision at federal statutory rate	$1,966	$44,457	$71,119
State and local taxes, net of federal benefit	5,688	3,896	7,207
Foreign tax rate differential	(3,270)	922	802
Foreign impairment charges	11,196	—	—
Valuation allowance	8,157	834	763
Non-deductible compensation	2,219	54	32
Uncertain tax positions	2,611	1,245	865
Net impact of implementing the U.S. Tax Reform	2,144	10,079	—
Other	(878)	(1,920)	(2,010)
Income tax provision	$29,833	$59,567	$78,778

For fiscal 2018, the impact of taxation of the foreign operations on our total effective income tax rate was primarily related to significant current year Canadian pre-tax losses for which no benefit is being recognized.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

(in thousands)	February 2, 2019	February 3, 2018
Deferred tax assets:
State bonus depreciation	$3,233	$3,171
Inventory	11,131	6,557
Construction and tenant allowances	3,048	1,311
Stock-based compensation	9,081	9,402
Gift cards	2,763	539
Accrued expenses	3,389	2,184
Accrued rewards	3,356	5,657
Accrued rent	13,441	11,284
Change in fair value of contingent consideration	—	9,108
Foreign net operating losses	13,627	—
Acquisition-related transaction costs	2,832	—
Other	4,540	4,886
	70,441	54,099
Less: valuation allowance	(14,097)	(2,736)
Total deferred tax assets, net of valuation allowance	56,344	51,363
Deferred tax liabilities:
Property and equipment	(23,423)	(21,800)
Intangible assets	(3,287)	—
Prepaid expenses and other	(2,611)	(1,852)
	(29,321)	(23,652)
Net deferred tax assets	$27,023	$27,711

Deferred income taxes are reported within the consolidated balance sheets as follows:

(in thousands)	February 2, 2019	February 3, 2018
Deferred tax assets	$30,283	$27,711
Deferred tax liabilities included in non-current liabilities	(3,260)	—
Net deferred tax assets as shown above	$27,023	$27,711

We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. As of February 2, 2019, the valuation allowance is primarily related to foreign net operating losses, which, if not utilized, a portion of the carryovers will begin to expire in fiscal 2034. The following presents the changes in valuation allowance:

	Fiscal
(in thousands)	2018	2017	2016
Valuation allowance - beginning of period	$2,736	$1,972	$1,250
Additions charged to income tax provision	8,157	834	763
Additions related to acquisitions	6,124	—	—
Allowances taken or written off	(2,920)	(70)	(41)
Valuation allowance - end of period	$14,097	$2,736	$1,972

The U.S. Tax Reform included a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been previously accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and we do not expect to incur any significant, additional taxes related to such amounts.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in gross unrecognized tax benefits were as follows:

	Fiscal
(in thousands)	2018	2017	2016
Unrecognized tax benefits - beginning of period	$7,925	$6,773	$5,767
Additions for tax positions taken in the current year	4,105	1,835	2,513
Reductions for tax positions taken in prior years:
Lapses of applicable statutes of limitations	—	(233)	(475)
Settlements	(422)	(450)	(1,032)
Unrecognized tax benefits - end of period	$11,608	$7,925	$6,773

Of the $11.6 million, $7.9 million and $6.8 million of total unrecognized tax benefits at February 2, 2019, February 3, 2018 and January 28, 2017, respectively, approximately $10.2 million, $6.7 million and $4.8 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorable affect the effective tax rate in future periods. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on our financial position, results of operations or cash flows. We recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision. As of February 2, 2019, February 3, 2018 and January 28, 2017, interest and penalties were $1.8 million, $0.9 million and $0.5 million, respectively.

We are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2015 and state income tax examinations for years prior to 2013. We have two state income tax returns in the process of examination at this time. We estimate the range of possible changes that may result from any future tax examinations to be insignificant at this time.

18.	SEGMENT REPORTING

Our three reportable segments, which are also operating segments, are the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. We have determined that the Chief Operating Decision Maker ("CODM") is our Chief Executive Officer and we have identified such segments based on internal management reporting and responsibilities. The performance of each segment is based primarily on net sales and gross profit. As a result, we do not allocate operating expenses to the segments. Total assets by segment are not presented in the table below as the CODM does not evaluate, manage or measure performance of segments using total assets.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides certain financial data by segment reconciled to the consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate / Eliminations	Total
Fiscal 2018
External revenue:
Net sales	$2,738,989	$220,325	$86,138	$128,968	$—	$3,174,420
Commission, franchise and other revenue	—	—	3,498	—	5,820	9,318
Total revenue	$2,738,989	$220,325	$89,636	$128,968	$5,820	$3,183,738
Intersegment revenue	$—	$—	$10,176	$—	$(10,176)	$—
Gross profit(1)	$840,174	$55,937	$15,026	$25,252	$(1,198)	$935,191
Income from Equity investment in ABG-Camuto	$—	$—	$1,298	$—	$—	$1,298
Cash paid for property and equipment	$32,544	$6,396	$447	$147	$25,821	$65,355
Depreciation and amortization	$49,552	$6,951	$1,971	$604	$19,970	$79,048
Fiscal 2017
Revenue:
Total net sales	$2,577,711	$—	$—	$227,844	$—	$2,805,555
Commission, franchise and other revenue	—	—	—	—	5,165	5,165
Total revenue	$2,577,711	$—	$—	$227,844	$5,165	$2,810,720
Gross profit(1)	$783,399	$—	$—	$15,733	$—	$799,132
Cash paid for property and equipment	$28,608	$—	$—	$3,483	$24,191	$56,282
Depreciation and amortization	$54,917	$—	$—	$4,524	$21,420	$80,861
Fiscal 2016
Revenue:
Total net sales	$2,479,902	$—	$—	$233,453	$—	$2,713,355
Commission, franchise and other revenue	—	—	—	—	4,944	4,944
Total revenue	$2,479,902	$—	$—	$233,453	$4,944	$2,718,299
Gross profit(1)	$745,488	$—	$—	$34,410	$—	$779,898
Cash paid for property and equipment	$51,076	$—	$—	$1,180	$35,324	$87,580
Depreciation and amortization	$56,653	$—	$—	$4,863	$21,308	$82,824

(1)	Gross profit is defined as net sales, which excludes commission, franchise and other revenue, less cost of sales.

As of February 2, 2019, long-lived assets, consisting of property and equipment, net, included $374.1 million in the U.S. with the remaining $35.5 million in other countries. As of February 3, 2018, long-lived assets outside of the U.S. were immaterial. No single customer accounts for ten percent or more of consolidated total revenue. However, the Brand Portfolio segment has four customers that make up approximately 60% of its total revenue, excluding intersegment revenue, and the loss of any or all of these customers would have a material adverse effect on the Brand Portfolio segment.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly consolidated financial data for fiscal 2018 and 2017 that have been prepared on the same basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair presentation, in all material respects, of the information set forth therein on a consistent basis:

	Fiscal 2018 Quarters Ended(1)
(in thousands, except per share data)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Total revenue	$712,102	$795,268	$833,003	$843,365
Gross profit	$205,225	$254,495	$271,083	$204,388
Operating profit (loss)	$38,470	$24,469	$53,089	$(57,023)
Net income (loss)(2)	$24,297	$(38,356)	$39,319	$(45,726)
Diluted earnings (loss) per share(6)	$0.30	$(0.48)	$0.48	$(0.58)

	Fiscal 2017 Quarters Ended(3)
(in thousands, except per share data)	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018(5)
Total revenue	$692,038	$683,012	$710,992	$724,678
Gross profit	$197,085	$199,297	$208,727	$194,023
Operating profit	$40,652	$46,866	$3,370	$34,170
Net income(4)	$22,818	$28,677	$4,005	$11,952
Diluted earnings per share(6)	$0.28	$0.36	$0.05	$0.15

(1)	During fiscal 2018, operating results were impacted by the following pre-tax items for the quarters presented:

	Fiscal 2018 Quarters Ended
(in thousands)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Lease exit and other termination costs	$3,994	$409	$16,301	$2,337
Acquisition-related costs and target acquisition costs	$508	$5,104	$12,982	$9,335
Impairment charges (adjustments)	$—	$36,240	$(7,163)	$31,683
Fair value adjustments of TSL's previously held assets	$—	$33,988	$—	$—
Camuto Group Inventory step-up	$—	$—	$—	$5,300
Restructuring expenses	$—	$2,708	$563	$2,342
Foreign currency transaction losses (gains)	$1,978	$13,318	$94	$(1)

(2)	During the fourth quarter of fiscal 2018, we recognized $2.1 million of additional net tax expense as a result of finalizing the U.S. Tax Reform implementation assessment.
(3)     During fiscal 2017, operating results were impacted by the following pre-tax items related to Ebuys for the quarters presented:

	Fiscal 2017 Quarters Ended
(in thousands)	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
Impairment charges	$—	$—	$82,701	$6,739
Inventory write-downs	$—	$—	$—	$9,257
Loss (gain) due to change in fair value of contingent consideration liability	$1,084	$1,168	$(31,178)	$(3,821)

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	During the fourth quarter of fiscal 2017, we recognized $10.1 million of additional net tax expense as a result of our initial assessment for implementing the U.S. Tax Reform.

(5)
The fourth quarter of fiscal 2017 includes an additional week of activity when compared to the previous quarters during fiscal 2017 due to fiscal 2017 consisting of 53 weeks. The additional week added $35.6 million of sales, $15.9 million of gross margin, $7.9 million of operating profit, and $4.9 million of net income, or $0.06 diluted earnings per share.

(6)	The sum of the quarterly diluted earnings (loss) per share amounts may not equal the fiscal year amount due to rounding and the use of weighted average shares outstanding for each period.