Form 10-Q
period 2019-05-04
Designer Brands Inc.
filed 2019-06-04
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Shares, without par value	DBI	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of each of the registrant's classes of common stock, as of May 31, 2019: 67,500,124 Class A Common Shares and 7,732,786 Class B Common Shares.

DESIGNER BRANDS INC.

On March 19, 2019, DSW Inc. changed its name to Designer Brands Inc. All references to "we," "us," "our," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q mean Designer Brands Inc. and its subsidiaries. References to "DSW" refer to the DSW Designer Shoe Warehouse banner unless otherwise stated.

We own many trademarks and service marks. This Quarterly Report on Form 10-Q may contain trademarks, trade dress, and tradenames of other companies. Use or display of other parties' trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended
	May 4, 2019	May 5, 2018
Revenue:
Net sales	$869,992	$710,437
Commission, franchise and other revenue	8,523	1,665
Total revenue	878,515	712,102
Cost of sales	(613,956)	(505,212)
Operating expenses	(222,806)	(168,420)
Income from equity investment in ABG-Camuto	2,228	—
Operating profit	43,981	38,470
Interest income (expense), net	(1,801)	664
Non-operating expenses, net	(342)	(2,137)
Income before income taxes and loss from equity investment in TSL	41,838	36,997
Income tax provision	(10,644)	(11,390)
Loss from equity investment in TSL	—	(1,310)
Net income	$31,194	$24,297
Basic and diluted earnings per share:
Basic earnings per share	$0.41	$0.30
Diluted earnings per share	$0.40	$0.30
Weighted average shares used in per share calculations:
Basic shares	77,004	80,108
Diluted shares	78,263	80,758

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended
	May 4, 2019	May 5, 2018
Net income	$31,194	$24,297
Other comprehensive income (loss), net of income taxes:
Foreign currency translation loss	(714)	(4,685)
Unrealized net gain (loss) on debt securities	242	(344)
Reclassification adjustment for net losses (gains) realized in net income	(88)	1,905
Total other comprehensive loss, net of income taxes	(560)	(3,124)
Total comprehensive income	$30,634	$21,173

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
Cash and cash equivalents	$70,671	$99,369	$197,162
Investments	51,259	69,718	71,708
Accounts receivable, net	78,287	68,870	13,571
Inventories	642,045	645,317	539,700
Prepaid expenses and other current assets	54,463	71,945	56,815
Total current assets	896,725	955,219	878,956
Property and equipment, net	405,156	409,576	352,550
Operating lease assets	993,622	—	—
Goodwill	90,881	89,513	25,899
Intangible assets	42,298	46,129	135
Deferred tax assets	27,909	30,283	28,174
Equity investments	60,193	58,125	2,401
Notes receivable from TSL	—	—	123,710
Other assets	32,384	31,739	19,793
Total assets	$2,549,168	$1,620,584	$1,431,618
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$224,576	$261,625	$186,038
Accrued expenses	186,992	201,535	139,346
Current operating lease liabilities	184,456	—	—
Total current liabilities	596,024	463,160	325,384
Debt	235,000	160,000	—
Non-current operating lease liabilities	921,145	—	—
Other non-current liabilities	34,148	165,047	145,366
Total liabilities	1,786,317	788,207	470,750
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	982,093	978,794	965,623
Treasury shares, at cost	(448,436)	(373,436)	(325,906)
Retained earnings	257,453	254,718	359,342
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(3,266)	(2,706)	(13,198)
Total shareholders' equity	762,851	832,377	960,868
Total liabilities and shareholders' equity	$2,549,168	$1,620,584	$1,431,618

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited and in thousands, except per share data)

	Number of shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
Three months ended May 4, 2019
Balance, February 2, 2019	70,672	7,733	15,091	$978,794	$(373,436)	$254,718	$(24,993)	$(2,706)	$832,377
Cumulative effect of accounting change	—	—	—	—	—	(9,556)	—	—	(9,556)
Net income	—	—	—	—	—	31,194	—	—	31,194
Stock-based compensation activity	172	—	—	3,299	—	—	—	—	3,299
Repurchase of Class A common shares	(3,410)	—	3,410	—	(75,000)	—	—	—	(75,000)
Dividends ($0.25 per share)	—	—	—	—	—	(18,903)	—	—	(18,903)
Other comprehensive loss	—	—	—	—	—	—	—	(560)	(560)
Balance, May 4, 2019	67,434	7,733	18,501	$982,093	$(448,436)	$257,453	$(24,993)	$(3,266)	$762,851

Three months ended May 5, 2018
Balance, February 3, 2018	72,294	7,733	13,091	$961,245	$(325,906)	$354,979	$(24,993)	$(10,074)	$955,251
Net income	—	—	—	—	—	24,297	—	—	24,297
Stock-based compensation activity	176	—	—	4,378	—	—	—	—	4,378
Dividends ($0.25 per share)	—	—	—	—	—	(19,934)	—	—	(19,934)
Other comprehensive loss	—	—	—	—	—	—	—	(3,124)	(3,124)
Balance, May 5, 2018	72,470	7,733	13,091	$965,623	$(325,906)	$359,342	$(24,993)	$(13,198)	$960,868

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net income	$31,194	$24,297
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,422	18,011
Stock-based compensation expense	4,370	4,514
Deferred income taxes	(364)	(413)
Loss (income) from equity investments	(2,228)	1,310
Lease exit non-cash charges	—	3,559
Loss on foreign currency reclassified from accumulated other comprehensive loss	—	1,745
Other	(3,623)	6,248
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(10,330)	5,665
Inventories	1,235	(37,797)
Prepaid expenses and other current assets	(880)	(7,361)
Accounts payable	(32,254)	12,767
Accrued expenses	(11,568)	(7,250)
Net cash provided by (used in) operating activities	(3,026)	25,295
Cash flows from investing activities:
Cash paid for property and equipment	(24,879)	(18,185)
Purchases of available-for-sale investments	—	(8,106)
Sales of available-for-sale investments	18,691	59,915
Additional borrowings by TSL	—	(15,989)
Net cash provided by (used in) investing activities	(6,188)	17,635
Cash flows from financing activities:
Borrowing on revolving line of credit	215,200	—
Payments on revolving line of credit	(140,200)	—
Cash paid for treasury shares	(75,000)	—
Dividends paid	(18,903)	(19,934)
Other	(986)	(1,766)
Net cash used in financing activities	(19,889)	(21,700)
Effect of exchange rate changes on cash balances	839	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(28,264)	21,230
Cash, cash equivalents, and restricted cash, beginning of period	100,568	175,932
Cash, cash equivalents, and restricted cash, end of period	$72,304	$197,162
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$721	$2,401
Cash paid for interest on debt	$1,987	$—
Cash paid for operating lease liabilities	$59,162	$—
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$6,542	$7,186
Operating lease liabilities arising from lease asset additions (excluding ASU 2016-02 transition adjustments)	$4,621	$—
Adjustment to operating lease assets and lease liabilities for modifications	$19,147	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Business Operations- On March 19, 2019, DSW Inc. changed its name to Designer Brands Inc. References to "DSW" refer to the DSW Designer Shoe Warehouse banner unless otherwise stated. The Company is a leading North American footwear and accessories designer, producer and retailer.

On May 10, 2018, we acquired the remaining interest in Town Shoes Limited ("TSL") that we did not previously own. Beginning with our second quarter of fiscal 2018, TSL ceased being accounted for under the equity method of accounting and was accounted for as a consolidated wholly-owned subsidiary. As a result of this acquisition, we now operate a Canadian business that is a retailer of branded footwear under The Shoe Company, Shoe Warehouse, and DSW Designer Shoe Warehouse banners, as well as related e-commerce sites. Subsequent to the acquisition, and as a result of our strategic review, we exited the Town Shoes banner in Canada during fiscal 2018.

On November 5, 2018, we completed the acquisition of Camuto LLC, doing business as Camuto Group ("Camuto Group"), a footwear design and brand development organization, from Camuto Group LLC (the "Sellers"). The Camuto Group acquisition provides us a global production, sourcing and design infrastructure, including operations in Brazil and China, a new state-of-the-art distribution center in New Jersey, footwear licenses of brands, including Jessica Simpson and Lucky Brand, and branded e-commerce sites. Camuto Group earns revenue from the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels ("First Cost"), and the sale of branded products on direct-to-consumer e-commerce sites.

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

On August 2, 2016, we signed an agreement with the Apparel Group as an exclusive franchise partner in the Gulf Coast region of the Middle East. During the fourth quarter of fiscal 2018, we provided our termination notice to the Apparel Group in accordance with the terms of the agreement and we are winding down the franchise operations during fiscal 2019.

We present three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment, which was previously presented as the DSW segment, includes stores operated in the U.S. under the DSW Designer Shoe Warehouse banner and its related e-commerce site. The Canada Retail segment, which is the result of the TSL acquisition, includes stores operated in Canada under The Shoe Company, Shoe Warehouse, DSW Designer Shoe Warehouse banners and related e-commerce sites. The Brand Portfolio segment, which is the result of the Camuto Group acquisition, includes sales from wholesale, First Cost, and direct-to-consumer branded e-commerce sites. Our other operating segments, ABG and Ebuys, are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at February 2, 2019 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 26, 2019.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year refer to the calendar year in which the fiscal year begins.

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

Principles of Consolidation- The condensed consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including the JVs. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States dollars ("USD"), unless otherwise noted.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates are required as a part of sales returns allowances, customer allowances and discounts, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, legal reserves, foreign tax contingent liabilities, income taxes, self-insurance reserves, and valuations used to account for acquisitions. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Income Taxes- Our effective tax rate changed from 31.9% for the three months ended May 5, 2018 to 25.4% for the three months ended May 4, 2019. The decrease in the effective tax rate was primarily driven by additional valuation allowances and the impact of nondeductible charges associated with the Ebuys exit during the three months ended May 5, 2018.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	May 4, 2019	February 2, 2019	May 5, 2018
Cash and cash equivalents	$70,671	$99,369	$197,162
Restricted cash, included in prepaid expenses and other current assets	1,633	1,199	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$72,304	$100,568	$197,162

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Prior Period Reclassifications- Certain prior period reclassifications were made to conform to the current period presentation. Franchise costs was reclassified to operating expenses, accounts receivable from related parties was reclassified to accounts receivable, net, and accounts payable to related parties was reclassified to accounts payable.

Adoption of ASU 2016-02, Leases- During the first quarter of fiscal 2019, we adopted the new accounting standard for leases, Accounting Standards Update ("ASU") 2016-02 and the related amendments. We elected to initially apply ASU 2016-02 as of February 3, 2019, with the recognition of $1.0 billion of lease assets and $1.1 billion of lease liabilities and a cumulative-effect adjustment that decreased retained earnings by $9.6 million for transition impairments related to previously impaired leased locations. Periods prior to February 3, 2019 were not restated. Upon transition to ASU 2016-02, we recognized lease liabilities based on the present value of the remaining future fixed lease commitments, net of outstanding tenant allowance receivables, with corresponding lease assets. Amounts for prepaid expenses, deferred rent, deferred construction and tenant allowances, the accrual for lease obligations, and favorable and unfavorable leasehold interests were netted against the lease assets. At transition, we elected the package of practical expedients, which allows us to carry forward the historical lease classification and not reassess whether any expired or existing contracts are leases or contain leases. We did not elect the use of hindsight to determine the term of our leases at transition.

A lease liability for new leases is recorded based on the present value of future fixed lease commitments with a corresponding lease asset. For leases classified as operating leases, we recognize a single lease cost on a straight-line basis based on the combined amortization of the lease liability and the lease asset. Other leases will be accounted for as finance arrangements. For real estate leases, we are generally required to pay base rent, real estate taxes, and insurance, which are considered lease components, and maintenance, which is a non-lease component. As provided for under ASU 2016-02, we have elected to not separate non-lease payment components from the associated lease component for all new real estate leases. We determine the discount rate for each lease by estimating the rate that we would be required to pay on a secured borrowing for an amount equal to the lease payments over the lease term.

Prior to the adoption of ASU 2016-02, we recognized rent expense on a straight-line basis over the noncancelable terms of the lease. For leases with fixed increases of the minimum rentals during the noncancelable term, we recorded the difference between the amounts charged to expense and the rent paid as deferred rent and amortized such deferred rent upon the delivery of the lease location by the lessor. In addition, cash allowances received from landlords were deferred and amortized on a straight-line basis over the noncancelable terms of the lease as a reduction of rent expense. Deferred rent and construction and tenant allowances are included in non-current liabilities on the condensed consolidated balance sheets for periods prior to February 3, 2019. Also, we recorded reserves for leased spaces that were abandoned due to closure. Using a credit-adjusted risk-free rate to calculate the present value of the liability, we estimated future lease obligations based on remaining fixed lease payments, estimated or actual sublease income, and any other relevant factors.

Adoption of ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software- Also during the first quarter of fiscal 2019, we early adopted ASU 2018-15 on a prospective basis, which aligned the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or acquire internal-use software. The adoption of ASU 2018-15 did not have a material impact on our condensed consolidated financial statements.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.    ACQUISITIONS AND EQUITY METHOD INVESTMENT

Step Acquisition of TSL- On May 10, 2018, we acquired the remaining interest in TSL for $36.2 million Canadian dollars ("CAD") ($28.2 million USD), net of acquired cash of $8.5 million CAD ($6.6 million USD), by exercising our call option. This was accounted for as a step acquisition whereby we remeasured to fair value our previously held assets, which included our equity investment in TSL and notes and accounts receivable from TSL, and included these assets in the determination of the purchase price. During the second quarter of fiscal 2018, as a result of the remeasurement, we recorded a loss of $34.0 million to non-operating expenses, net, in the consolidated statements of operations. Also during the second quarter of fiscal 2018, we reclassified a net loss of $12.2 million of foreign currency translation adjustments related to the previously held balances from accumulated other comprehensive loss to non-operating expenses, net.

The final purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired consisted of the following (in USD):

(in thousands)	Final Purchase Price and Allocation
Purchase price:
Cash consideration, net of cash acquired	$28,152
Replacement stock-based awards attributable to pre-acquisition services	196
Fair value of previously held assets	92,242
$120,590
Fair value of assets and liabilities acquired:
Inventories	$66,072
Other current assets	3,687
Property and equipment	41,008
Goodwill	43,022
Intangible assets	20,689
Accounts payable and accrued expenses	(33,196)
Non-current liabilities	(20,692)
$120,590

The fair value of previously held assets was determined immediately before the business combination, primarily by considering the income valuation approach (discounted cash flow) and the market valuation approach (precedent comparable transactions). Additionally, other information such as current market, industry and macroeconomic conditions were utilized to assist in developing these fair value measurements. The fair value of intangible assets includes $15.7 million for tradenames, $3.6 million for favorable leasehold interests, and $1.4 million for customer relationships associated with the Canada loyalty program. The fair value of unfavorable leasehold interests, included in non-current liabilities, was $7.6 million. The fair value for tradenames was determined using the relief from royalty method of the income approach, the fair value for leasehold interests was determined based on the market valuation approach, and the fair value for customer relationships related to the loyalty program was determined using the replacement cost method. The fair values for property and equipment were determined using the cost and market approaches. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs.

The goodwill represents the excess of the purchase price over the fair value of the net assets acquired. With this being a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during fiscal 2018, we recorded a goodwill impairment charge, net of adjustments as a result of recording adjustments to the preliminary purchase allocations, which resulted in impairing all of the Canada Retail segment's goodwill. A portion of the goodwill is not expected to be deductible for income tax purposes.

During the three months ended May 4, 2019, our condensed consolidated statements of operations included revenue and net income for TSL of $51.8 million and $0.4 million, respectively. Primarily in fiscal 2018, we incurred $3.1 million of acquisition-related costs as a result of the step acquisition, which were included in operating expenses in the condensed consolidated statements of operations.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Acquisition of Camuto Group- On November 5, 2018, we completed the acquisition of all of the outstanding securities of Camuto Group for $171.3 million, net of acquired cash of $9.7 million. The purchase price of the acquisition, along with the acquired equity investment in ABG-Camuto (discussed below), was funded with available cash and borrowings on the revolving line of credit of $160.0 million.

The following table summarizes the preliminary and revised purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired:

(in thousands)	Preliminary Purchase Price and Allocation	Measurement Period Adjustments	Revised Purchase Price and Allocation
Purchase price -
Cash consideration, net of cash acquired	$171,251	$—	$171,251
Fair value of assets and liabilities acquired:
Accounts receivable	$83,939	$1,601	$85,540
Inventories	74,499	(758)	73,741
Other current assets	7,197	591	7,788
Property and equipment	43,906	—	43,906
Goodwill	63,614	1,368	64,982
Intangible asset	27,000	—	27,000
Other assets	13,351	—	13,351
Accounts payable and other liabilities	(122,811)	(2,664)	(125,475)
Non-current liabilities	(19,444)	(138)	(19,582)
	$171,251	$—	$171,251

The fair value of the intangible asset relates to customer relationships and was based on the excess earnings method under the income approach. The fair value measurement is based on significant unobservable inputs, including the future cash flows and discount and customer attrition rates. The fair values for property and equipment were determined using the cost and market approaches. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The inventory valuation step-up was recognized to cost of goods sold during the fourth quarter of fiscal 2018 based on assumed inventory turns.

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

Adjustments to the purchase price and the allocation of the purchase price may be made during a measurement period of up to one year from the acquisition date as additional information that existed at the date of the acquisition is obtained. Measurement period adjustments are recognized on a prospective basis in the period of change. The purchase price is subject to adjustments primarily based upon a working capital provision as provided by the purchase agreement. The allocation of the purchase price is currently based on certain preliminary valuations and analysis that have not been completed as of the date of this filing. In addition, we have not completed the allocation of goodwill to our U.S. Retail and Brand Portfolio segments or the reporting units within the Brand Portfolio segment.

During the three months ended May 4, 2019, our condensed consolidated statements of operations included revenue and net losses for Camuto Group of $94.0 million and $7.5 million, respectively. Primarily during fiscal 2018, we incurred $22.2 million of acquisition-related costs as a result of the acquisition, which were included in operating expenses in the condensed consolidated statements of operations.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity Investment in ABG-Camuto- On November 5, 2018, we acquired a 40% interest in the newly formed ABG-Camuto joint venture for $56.8 million in partnership with Authentic Brands Group LLC. Also on November 5, 2018, ABG-Camuto acquired several intellectual property rights from the Sellers and entered into a licensing agreement with us, which earns royalties from the net sales of Camuto Group under the brands acquired.

Activity related to our equity investment in ABG-Camuto was as follows:

(in thousands)	Three months ended May 4, 2019
Balance at beginning of period	$58,125
Share of net earnings	2,228
Distributions received	(160)
Balance at end of period	$60,193

Combined Results- The following table provides the supplemental pro forma total revenue and net income of the combined entity had the acquisition dates of TSL and Camuto Group and the investment in ABG-Camuto been the first day of our fiscal 2017:

(in thousands)	Three months ended May 5, 2018
Total revenue	$868,430
Net income	$12,055

The amounts in the supplemental pro forma results apply our accounting policies, eliminate intercompany transactions, assume the acquisition-related transaction costs were incurred in fiscal 2017, and reflect adjustments for additional expenses that would have been charged assuming borrowings on the revolving line of credit of $160 million and the same fair value adjustments to inventory, property and equipment, and acquired intangibles had been applied on the first day of our fiscal 2017. Because the ABG-Camuto investment was integral to the Camuto Group acquisition, the supplemental pro forma results include royalty expenses that would be due to ABG-Camuto using the guaranteed minimum royalties per the license agreement and the related earnings from our equity investment in ABG-Camuto had the transactions occurred on the first day of our fiscal 2017. Accordingly, these supplemental pro forma results have been prepared for comparative purposes only and are not intended to be indicative of results of operations that would have occurred had the acquisitions actually occurred in the prior year period or indicative of the results of operations for any future period.

3.    REVENUE

Disaggregation of Revenue- The following table presents our total revenue disaggregated by operating segments:

	Three months ended
(in thousands)	May 4, 2019	May 5, 2018
Segment net sales:
U.S. Retail	$691,840	$669,784
Canada Retail	51,816	—
Brand Portfolio	90,729	—
Other	35,607	40,653
Total net sales	869,992	710,437
Commission, franchise and other revenue	8,523	1,665
Total revenue	$878,515	$712,102

The U.S. Retail and Brand Portfolio segments and Other net sales recognized are primarily based on sales to customers in the U.S., and Canada Retail segment net sales recognized are based on sales to customers in Canada. Revenue realized from geographic markets outside of the U.S. and Canada have collectively been immaterial.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents total revenue by product and service category:

	Three months ended
(in thousands)	May 4, 2019	May 5, 2018
Net sales:
U.S. Retail segment:
Women's footwear	$482,121	$469,284
Men's footwear	128,989	133,159
Accessories and other	80,730	67,341
	691,840	669,784
Canada Retail segment:
Women's footwear	28,626	—
Men's footwear	13,008	—
Accessories and other	10,182	—
	51,816	—
Brand Portfolio segment:
Wholesale	81,616	—
Direct-to-consumer	9,113	—
	90,729	—
Other	35,607	40,653
Total net sales	869,992	710,437
Commission, franchise and other revenue	8,523	1,665
Total revenue	$878,515	$712,102

The above tables exclude intersegment revenues for the three months ended May 4, 2019 of $10.5 million, which were eliminated in consolidation.

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended
(in thousands)	May 4, 2019	May 5, 2018
Gift cards:
Beginning of period	$34,998	$32,792
Gift cards redeemed and breakage recognized to net sales	(22,255)	(22,273)
Gift cards issued	17,323	17,632
End of period	$30,066	$28,151
Loyalty programs:
Beginning of period	$16,151	$21,282
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(9,321)	(6,635)
Deferred revenue for loyalty points issued	9,323	7,464
End of period	$16,153	$22,111

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of May 4, 2019, the Schottenstein Affiliates, entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 15% of the Company's outstanding common shares, representing approximately 50% of the combined voting power. As of May 4, 2019, the Schottenstein Affiliates beneficially owned 3.4 million Class A common shares and 7.7 million Class B common shares. We had the following related party transactions with Schottenstein Affiliates:

Leases- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. See Note 15, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During the three months ended May 4, 2019 and May 5, 2018, we had other purchases and services from Schottenstein Affiliates of $1.9 million and $1.5 million, respectively.

Due to Related Parties- As of May 4, 2019, February 2, 2019 and May 5, 2018, we had amounts due to related parties of $0.8 million, $1.0 million and $0.9 million, respectively, included in accounts payable on the condensed consolidated balance sheets.

ABG-Camuto

Beginning in the fourth quarter of fiscal 2018, we have a 40% interest in ABG-Camuto. ABG-Camuto entered into a licensing agreement with us whereby we pay royalties on the net sales of the brands owned by ABG-Camuto. During the three months ended May 4, 2019, we recorded $5.7 million of royalty expense payable to ABG-Camuto. As of May 4, 2019 and February 2, 2019, we had $0.8 million and $2.4 million, respectively, payable to ABG-Camuto.

TSL

Prior to our acquisition of the remaining interest in TSL on May 10, 2018, our ownership interest in TSL provided us a 50% voting control and board representation equal to the co-investor, and it was treated as an equity investment. Our initial investment in TSL included an unsecured subordinated note from TSL that earned payment-in-kind interest. Effective February 2, 2018, we entered into a secured loan agreement with TSL that allowed TSL to borrow up to $100 million CAD at a variable interest rate, as defined in the agreement, paid monthly. Amounts due for the note and loan are shown as notes receivable from TSL on the condensed consolidated balance sheets.

We provided TSL certain information technology and management services under a management agreement. We licensed the use of our tradename and trademark, DSW Designer Shoe Warehouse, for a royalty fee based on a percentage of net sales from TSL's Canadian DSW stores, and we had various other transactions with TSL. All transactions in the aggregate and amounts due from TSL, other than the notes receivable from TSL, were immaterial for the three months ended and as of May 5, 2018.

5.    EARNINGS PER SHARE

Basic earnings per share is based on net income and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options, restricted stock units ("RSUs"), and performance-based restricted stock units ("PSUs") calculated using the treasury stock method.

The following is a reconciliation of the number of shares used in the calculation of earnings per share:

	Three months ended
(in thousands)	May 4, 2019	May 5, 2018
Weighted average shares outstanding - Basic shares	77,004	80,108
Dilutive effect of stock-based compensation awards	1,259	650
Weighted average shares outstanding - Diluted shares	78,263	80,758

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended May 4, 2019 and May 5, 2018, the number of potential shares that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive was 2.0 million and 3.9 million, respectively.

6.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended
(in thousands)	May 4, 2019	May 5, 2018
Stock options	$823	$1,795
Restricted and director stock units	3,547	2,719
	$4,370	$4,514

The following table summarizes the stock-based compensation award activity for the three months ended May 4, 2019:

	Number of shares
(in thousands)	Stock Options	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	4,001	989	596
Granted	—	725	347
Exercised / vested	(29)	(108)	(97)
Forfeited / expired	(29)	(28)	—
Outstanding - end of period	3,943	1,578	846

As of May 4, 2019, 2.8 million shares of Class A common shares remain available for future stock-based compensation grants under the 2014 Long-Term Incentive Plan.

7.    SHAREHOLDERS' EQUITY

Shares- Our Class A common shares are listed for trading under the ticker symbol "DBI" on the New York Stock Exchange. There is currently no public market for the Company's Class B common shares, but the Class B common shares can be exchanged for the Company's Class A common shares at the election of the holder on a share for share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval.

The following table provides additional information for our common shares:

	May 4, 2019		February 2, 2019		May 5, 2018
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	85,935	7,733	85,763	7,733	85,561	7,733
Outstanding shares	67,434	7,733	70,672	7,733	72,470	7,733
Treasury shares	18,501	—	15,091	—	13,091	—

We have authorized 100 million shares of no par value preferred shares with no shares issued for any of the periods presented.

Dividends- On May 30, 2019, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on July 5, 2019 to shareholders of record at the close of business on June 19, 2019.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the three months ended May 4, 2019, we repurchased 3.4 million Class A common shares at a cost of $75.0 million, with $401.6 million of Class A common shares that remain authorized under the program as of May 4, 2019. During the three months ended May 5, 2018, we did not repurchase any Class A common shares. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

Accumulated Other Comprehensive Income (Loss)- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Three months ended
	May 4, 2019			May 5, 2018
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(2,328)	$(378)	$(2,706)	$(9,278)	$(796)	$(10,074)
Other comprehensive loss before reclassifications	(714)	242	(472)	(4,685)	(344)	(5,029)
Amounts reclassified to non-operating expenses, net	—	(88)	(88)	1,745	160	1,905
Other comprehensive loss	(714)	154	(560)	(2,940)	(184)	(3,124)
Accumulated other comprehensive loss - end of period	$(3,042)	$(224)	$(3,266)	$(12,218)	$(980)	$(13,198)

8.    ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

(in thousands)	May 4, 2019	February 2, 2019	May 5, 2018
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$57,619	$47,599	$—
Serviced by third-party provider without guaranteed payment	168	280	—
Serviced in-house	12,169	9,892	2,702
Construction and tenant allowance receivables due from landlords(1)	—	4,034	5,118
Accounts receivable due from related parties	—	—	795
Other receivables	10,561	8,004	4,956
Accounts receivable	80,517	69,809	13,571
Allowance for doubtful accounts	(2,230)	(939)	—
Accounts receivable, net	$78,287	$68,870	$13,571

(1)	Upon transition to ASU 2016-02 at the beginning of fiscal 2019, amounts for construction and tenant allowance receivables due from landlords were netted against the operating lease liabilities.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.    INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	May 4, 2019	February 2, 2019	May 5, 2018
Carrying value of investments	$51,542	$70,195	$72,688
Unrealized gains included in accumulated other comprehensive loss	1	44	6
Unrealized losses included in accumulated other comprehensive loss	(284)	(521)	(986)
Fair value	$51,259	$69,718	$71,708

10.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	May 4, 2019	February 2, 2019	May 5, 2018
Land	$1,110	$1,110	$1,110
Buildings	12,485	12,485	12,485
Building and leasehold improvements	439,707	437,116	405,788
Furniture, fixtures and equipment	489,477	487,494	427,026
Software	167,924	161,226	139,712
Construction in progress(1)	42,620	38,646	41,594
Total property and equipment	1,153,323	1,138,077	1,027,715
Accumulated depreciation and amortization	(748,167)	(728,501)	(675,165)
Property and equipment, net	$405,156	$409,576	$352,550

(1)	Construction in progress is comprised primarily of the construction of leasehold improvements and furniture and fixtures related to unopened stores and internal-use software under development.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	Three months ended
	May 4, 2019			May 5, 2018
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$25,899	$—	$25,899	$25,899	$—	$25,899
Canada Retail	42,048	(42,048)	—	—	—	—
Brand Portfolio	63,614	—	63,614	—	—	—
Other - Ebuys	—	—	—	53,790	(53,790)	—
	131,561	(42,048)	89,513	79,689	(53,790)	25,899
Activity by segment:
Canada Retail -
Currency translation adjustment	(1,043)	1,043	—	—	—	—
Brand Portfolio -
Purchase price and allocation adjustments	1,368	—	1,368	—	—	—
Other - Eliminated Ebuys goodwill	—	—	—	(53,790)	53,790	—
	325	1,043	1,368	(53,790)	53,790	—
End of period by segment:
U.S. Retail	25,899	—	25,899	25,899	—	25,899
Canada Retail	41,005	(41,005)	—	—	—	—
Brand Portfolio	64,982	—	64,982	—	—	—
Other - Ebuys	—	—	—	—	—	—
	$131,886	$(41,005)	$90,881	$25,899	$—	$25,899

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
May 4, 2019
Definite-lived customer relationships	$28,340	$(1,326)	$27,014
Indefinite-lived trademarks and tradenames	15,284	—	15,284
	$43,624	$(1,326)	$42,298
February 2, 2019
Definite-lived:
Customer relationships	$28,375	$(1,010)	$27,365
Favorable leasehold interests	3,513	(295)	3,218
Indefinite-lived trademarks and tradenames	15,546	—	15,546
	$47,434	$(1,305)	$46,129
May 5, 2018
Indefinite-lived trademarks and tradenames	$135	$—	$135

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The customer relationships are amortized by the straight-line method over three years associated with the Canada loyalty program and ten years for Brand Portfolio customer relationships. Upon transition to ASU 2016-02 at the beginning of fiscal 2019, amounts for favorable leasehold interests were netted against the operating lease assets.

12.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	May 4, 2019	February 2, 2019	May 5, 2018
Gift cards and merchandise credits	$30,066	$34,998	$28,151
Accrued compensation and related expenses	25,951	53,577	13,412
Accrued taxes	23,242	16,491	24,150
Loyalty programs deferred revenue	16,153	16,151	22,111
Sales returns	21,692	17,743	16,006
Customer allowances and discounts	14,436	13,094	—
Other(1)	55,452	49,481	35,516
	$186,992	$201,535	$139,346

(1)	Other is comprised of various other accrued expenses that we expect will settle within one year of the applicable period.

13.    OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following:

(in thousands)	May 4, 2019	February 2, 2019	May 5, 2018
Foreign tax contingent liabilities	$14,118	$13,429	$—
Deferred tax liabilities	2,774	3,260	—
Construction and tenant allowances(1)	—	71,634	78,202
Deferred rent(1)	—	35,934	35,841
Accrual for lease obligations(1)	—	16,483	11,063
Unfavorable leasehold interests(1)	—	5,779	—
Other(2)	17,256	18,528	20,260
	$34,148	$165,047	$145,366

(1)
Upon transition to ASU 2016-02 at the beginning of fiscal 2019, amounts for deferred rent, construction and tenant allowances, the accrual for lease obligations, and unfavorable leasehold interests were netted against the operating lease assets.

(2)	Other is comprised of various other accrued expenses that we expect will settle beyond one year from the end of the applicable period.

The following table presents the changes and total balances for the accrual for lease obligations:

	Three months ended
(in thousands)	May 4, 2019	May 5, 2018
Beginning of period	$16,483	$6,511
Netted against lease assets upon transition to ASU 2016-02	(16,483)	—
Additions	—	4,533
Lease obligation payments, net of sublease income	—	(28)
Adjustments	—	47
End of period	$—	$11,063

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.    DEBT

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. On October 10, 2018, the Credit Facility was amended to include the acquisition of Camuto Group as a permitted acquisition and, following the acquisition, to utilize an accordion feature that provided for an increase to the revolving line of credit. On November 5, 2018, following the acquisition of Camuto Group, the amended Credit Facility was increased with no change to the sub-limits. As of May 4, 2019, the Credit Facility provided a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 4.0% as of May 4, 2019. Any loans issued in CAD bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 1.5% as of May 4, 2019. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of May 4, 2019, we had $235.0 million outstanding under the Credit Facility and $3.1 million in letters of credit issued, resulting in $161.9 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. As a result of the acquisition of Camuto Group, we have elected to increase the leverage ratio whereby we must maintain a leverage ratio not to exceed 3.50:1 as of the end of the fourth quarter of fiscal 2018 and for the subsequent three quarters. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of May 4, 2019, we were in compliance with all financial covenants.

15.	LEASES

We lease our stores, fulfillment center and other facilities under operating lease arrangements with unrelated parties and related parties owned by Schottenstein Affiliates. The majority of our real estate leases provide for renewal options, which are typically not included in the lease term used for measuring the lease assets and lease liabilities as it is not reasonably certain we will exercise options. We pay variable amounts for certain lease and non-lease components as well as for contingent rentals based on sales for certain leases where the sales are in excess of specified levels and for leases that have certain contingent triggering events that are in effect. We also lease equipment under operating leases.

We receive operating lease income from unrelated third parties for leasing portions or all of certain owned and leased properties. Operating lease income is included in commission, franchise and other revenue in our condensed consolidated statements of operations.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease income and lease expense consisted of the following for the three months ended May 4, 2019 (after the adoption of ASU 2016-02) and May 5, 2018 (prior to the adoption of ASU 2016-02):

	Three Months Ended
(dollars in thousands)	May 4, 2019	May 5, 2018
Operating lease income	$2,212	$1,148
Operating lease expense:
Lease expense to unrelated parties	$53,354	$45,485
Lease expense to related parties	2,342	2,288
Variable lease expense to unrelated parties	13,022	6,823
Variable lease expense to related parties	302	—
	$69,020	$54,596
Other operating lease information:
Weighted-average remaining lease term	6.3 years
Weighted-average discount rate	3.9%

As of May 4, 2019, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
Remainder of fiscal 2019	$154,347	$6,294	$160,641
Fiscal 2020	232,592	9,364	241,956
Fiscal 2021	211,655	8,697	220,352
Fiscal 2022	177,966	6,518	184,484
Fiscal 2023	137,662	1,875	139,537
Future fiscal years thereafter	300,604	5,596	306,200
	1,214,826	38,344	1,253,170
Less discounting impact on operating leases	(143,900)	(3,669)	(147,569)
Total operating lease liabilities	1,070,926	34,675	1,105,601
Less current operating lease liabilities	(177,020)	(7,436)	(184,456)
Non-current operating lease liabilities	$893,906	$27,239	$921,145

As of May 4, 2019, we have entered into lease commitments for four new store locations and one store relocation where the leases have not yet commenced, and the lease liabilities have not yet been recorded. We expect the lease commencement to begin in the next fiscal quarter for these locations and we will record additional operating lease liabilities of approximately $10.1 million.

As of February 2, 2019, future minimum lease payment requirements, excluding contingent rental payments, maintenance, insurance, real estate taxes, and the amortization of deferred rent and construction and tenant allowances, consisted of the following, as determined prior to the adoption of ASU 2016-02:

(in thousands)	Unrelated Parties	Related Parties	Total
Fiscal 2019	$233,237	$9,425	$242,662
Fiscal 2020	227,001	9,364	236,365
Fiscal 2021	204,803	8,697	213,500
Fiscal 2022	170,030	6,518	176,548
Fiscal 2023	131,594	1,874	133,468
Future fiscal years thereafter	298,437	5,596	304,033
	$1,265,102	$41,474	$1,306,576

DESIGNER BRANDS INC.
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

Foreign Tax Contingencies- During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest. We have developed an estimate of the range of outcomes related to these obligations of $14.1 million to $30.0 million for obligations we are aware of at this time. As of May 4, 2019, we recorded a contingent liability of $14.1 million representing the low end of the range and an indemnification asset of $12.7 million representing the estimated amount as of the acquisition date, which we expect to collect under the terms of the securities purchase agreement with the Sellers. We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

Guarantee- As a result of a previous merger, we provided a guarantee for a lease commitment that is scheduled to expire in 2024 for a location that has been leased to a third party. If the third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of May 4, 2019, the total future minimum lease payment requirements for this guarantee were approximately $16.0 million.

17.    SEGMENT REPORTING

Our three reportable segments, which are also operating segments, are the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. All other operating segments are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

The following provides certain financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate/Eliminations	Total
Three months ended May 4, 2019:
External revenue:
Net sales	$691,840	$51,816	$90,729	$35,607	$—	$869,992
Commission, franchise and other revenue	—	—	3,297	—	5,226	8,523
Total revenue	$691,840	$51,816	$94,026	$35,607	$5,226	$878,515
Intersegment revenue	$—	$—	$10,520	$—	$(10,520)	$—
Gross profit(1)	$209,891	$15,747	$21,994	$9,311	$(907)	$256,036
Income from equity investment in ABG-Camuto	$—	$—	$2,228	$—	$—	$2,228
Three months ended May 5, 2018:
Revenue:
Net sales	$669,784	$—	$—	$40,653	$—	$710,437
Commission, franchise and other revenue	—	—	—	—	1,665	1,665
Total revenue	$669,784	$—	$—	$40,653	$1,665	$712,102
Gross profit(1)	$198,344	$—	$—	$6,881	$—	$205,225

(1)	Gross profit is defined as net sales, which excludes commission, franchise and other revenue, less cost of sales.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our acquisitions. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed on March 26, 2019, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in growing our store base and digital demand;

•
related to our acquisitions of Camuto Group and TSL, our ability to successfully integrate our businesses or realize the anticipated benefits of the acquisitions after we complete our integration efforts;

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

•	uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation;

•	uncertain general economic conditions;

•	risks related to holdings of cash and investments and access to liquidity; and

•	fluctuations in foreign currency exchange rates.

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

Executive Overview

We began fiscal 2019 with positive momentum across our business, reporting our sixth consecutive quarter of increased comparable sales, growth across our retail segments and significant progress leveraging the Camuto Group infrastructure for the benefit of the Company. We saw strength across a number of categories, including seasonal sandals and boots. We also continued to experience strong growth in our kids business. Our Canada Retail segment provided positive operating profit for the first quarter of fiscal 2019, marking the first time in five years that the Canada business reached profitability at the start of the year. We attribute this to our ability to transfer successful practices in the U.S. to Canada, including markdown optimization and key item distortions. Our Canada Retail segment also increased its competitive positioning by moving their digital offering to our current U.S. platform. We expect to continue to transfer successful strategies to our Canada Retail segment as we leverage our previously established business disciplines and infrastructure, including the launch of new loyalty programs for our Canadian customers.
Our Brand Portfolio segment, which is made up of our newly acquired Camuto Group, also made progress. We remain on track to shift the vast majority of the design, sourcing and production of exclusive brand product that is sold through DSW in the U.S. to the Camuto Group at the start of fiscal 2020. As a result, we expect to benefit from the world class sourcing and design expertise that Camuto Group brings to the Company but also to lower our product costs to further our profit growth. The expansion of our exclusive brand offering remains a significant growth opportunity for us.

Comparability

There are a number of items that affect comparability when reviewing our results of operations for the periods presented in this Quarterly Report on Form 10-Q. Significant items to consider include:

•
On May 10, 2018, we acquired the remaining interest in TSL that we did not previously own. For the three months ended May 4, 2019, TSL results were included in the condensed consolidated results of operations as a wholly-owned subsidiary, whereas for the three months ended May 5, 2018, the loss from our equity investment interest in TSL was included in our condensed consolidated results of operations.

•
On November 5, 2018, we completed the acquisition of Camuto Group. For the three months ended May 4, 2019, Camuto Group's results were included in the condensed consolidated results of operations as a wholly-owned subsidiary with no amounts included for the three months ended May 5, 2018.

•	The three months ended May 5, 2018 included the wind-down operations of Ebuys, which included lease exit and other termination costs and incremental income tax expense.

Financial Summary

Total revenue increased to $878.5 million for the three months ended May 4, 2019 from $712.1 million for the three months ended May 5, 2018. The 23.4% increase in total revenue was primarily driven by incremental revenue from acquired businesses, a 3.0% increase in comparable sales and an increase from non-comparable store sales, partially offset by the loss of sales from the exit of Ebuys last year. The comparable sales increase was driven by strong growth in digital demand.

During the three months ended May 4, 2019, gross profit as a percentage of net sales was 29.4%, an increase of 50 basis points from 28.9% in the previous year. The increase in the gross profit rate was primarily driven by margin expansion in the U.S. Retail segment and the impact of the exit of Ebuys during the previous year, partially offset by lower margins from the wholesale business of the Brand Portfolio segment. Effective inventory management in the U.S. Retail segment delivered better in-stock rates, which resulted in an increase in regular price selling.

Net income for the three months ended May 4, 2019 was $31.2 million, or $0.40 per diluted share, which included net after-tax charges of $2.4 million, or $0.03 per diluted share, primarily related to integration and restructuring expenses associated with the businesses acquired in fiscal 2018. Net income for the three months ended May 5, 2018 was $24.3 million, or $0.30 per diluted share, which included net after-tax charges of $7.2 million, or $0.09 per diluted share, primarily related to exit costs associated with Ebuys, acquisition costs related to TSL, and foreign exchange net losses.

We have continued making investments in our business that support our long-term growth objectives. During the three months ended May 4, 2019, we invested $24.9 million in capital expenditures compared to $18.2 million during the three months ended May 5, 2018. Our capital expenditures during the first quarter of fiscal 2019 primarily related to six new store openings, store remodels and business infrastructure.

Results of Operations

Comparison of the Three Months Ended May 4, 2019 with the Three Months Ended May 5, 2018

	Three months ended
	May 4, 2019		May 5, 2018		Change
(dollars in thousands, except per share amounts)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Revenue:
Net sales	$869,992	99.0%	$710,437	99.8%	$159,555	22.5%
Commission, franchise and other revenue	8,523	1.0	1,665	0.2	6,858	411.9%
Total revenue	878,515	100.0	712,102	100.0	166,413	23.4%
Cost of sales	(613,956)	(69.9)	(505,212)	(71.0)	(108,744)	21.5%
Operating expenses	(222,806)	(25.4)	(168,420)	(23.6)	(54,386)	32.3%
Income from equity investment in ABG-Camuto	2,228	0.3	—	—	2,228	NM
Operating profit	43,981	5.0	38,470	5.4	5,511	14.3%
Interest income (expense), net	(1,801)	(0.2)	664	0.1	(2,465)	NM
Non-operating expenses, net	(342)	—	(2,137)	(0.3)	1,795	(84.0)%
Income before income taxes and loss from equity investment in TSL	41,838	4.8	36,997	5.2	4,841	13.1%
Income tax provision	(10,644)	(1.2)	(11,390)	(1.6)	746	(6.5)%
Loss from equity investment in TSL	—	—	(1,310)	(0.2)	1,310	NM
Net income	$31,194	3.6%	$24,297	3.4%	$6,897	28.4%
Basic and diluted earnings per share:
Basic earnings per share	$0.41		$0.30		$0.11	36.7%
Diluted earnings per share	$0.40		$0.30		$0.10	33.3%
Weighted average shares used in per share calculations:
Basic shares	77,004		80,108		(3,104)	(3.9)%
Diluted shares	78,263		80,758		(2,495)	(3.1)%
NM - Not meaningful

Net Sales- The following summarizes the changes in consolidated net sales from the same period last year:

(in thousands)	Three months ended May 4, 2019
Consolidated net sales for the same period last year	$710,437
Increase in comparable sales(1)	20,880
Net increase from non-comparable sales and other changes	1,762
Incremental external net sales from 2018 acquired businesses	142,545
Loss of net sales from the exit of Ebuys	(5,632)
Consolidated net sales	$869,992

(1)
A store is considered comparable when in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed. Comparable sales includes e-commerce sales. Stores added due to the TSL acquisition that were in operation for at least 14 months at the beginning of fiscal 2019, along with its e-commerce sales, will be added to the comparable base beginning with the second quarter of fiscal 2019. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

The following summarizes net sales by segment:

	Three months ended		Change
(dollars in thousands)	May 4, 2019	May 5, 2018	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$691,840	$669,784	$22,056	3.3%	3.0%
Canada Retail	51,816	—	51,816	NM	NA
Brand Portfolio	100,867	—	100,867	NM	NA
Other	35,607	40,653	(5,046)	(12.4)%	3.2%
	880,130	710,437	169,693	23.9%
Elimination of intersegment net sales	(10,138)	—	(10,138)	NM
Consolidated net sales	$869,992	$710,437	$159,555	22.5%	3.0%
NM - Not meaningful
NA - Not applicable

Within the U.S. Retail segment, comparable sales increased due to higher comparable transactions driven by an increase in traffic, partially offset by a decline in comparable average dollar sales per transaction. We continue to have strong growth in digital demand, including an increase in our store fulfillment of digital orders and drop ship orders fulfilled directly by vendors.

Commission, franchise and Other Revenue- Commission, franchise and other revenue consists of commission income for First Cost design and buying services in the Brand Portfolio segment, royalties and other fees paid by franchisees, and rental income on owned properties.

Gross Profit- Consolidated gross profit is determined as follows:

	Three months ended
	May 4, 2019		May 5, 2018		Change
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%	Basis Points
Net sales	$869,992	100.0%	$710,437	100.0%
Cost of sales	(613,956)	(70.6)	(505,212)	(71.1)
Gross profit	$256,036	29.4%	$205,225	28.9%	$50,811	24.8%	50

The following summarizes gross profit by segment:

	Three months ended
	May 4, 2019		May 5, 2018		Change
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$209,891	30.3%	$198,344	29.6%	$11,547	5.8%	70
Canada Retail	15,747	30.4%	—	—%	$15,747	NM	NM
Brand Portfolio	21,994	21.8%	—	—%	$21,994	NM	NM
Other	9,311	26.1%	6,881	16.9%	$2,430	35.3%	920
	256,943		205,225
Intercompany eliminations	(907)		—
Consolidated gross profit	$256,036		$205,225

The U.S. Retail segment gross profit margin improved due to higher initial markups and lower markdowns, which were partially offset by higher shipping costs. Other gross profit margin increased primarily due to the exit of Ebuys during the previous year.

Operating Expenses- For the three months ended May 4, 2019, operating expenses as a percentage of total revenue increased 180 basis points over the same period last year primarily driven by the impact of the acquired businesses, integration and restructuring costs and the change in accounting for previously exited leased space as a result of the transition to ASU 2016-02, partially offset by the exit of Ebuys during the previous year.

Income from equity investment in ABG-Camuto- We account for our equity investment in ABG-Camuto using the equity method of accounting, with the net earnings attributable to our 40% investment being classified within operating profit. ABG-Camuto is an integral part of the Brand Portfolio segment, given the licensing agreement between us and ABG-Camuto, which allows us to sell licensed branded products to wholesale customers.

Non-operating Expenses, net- Non-operating expenses, net primarily reflects recognized foreign exchange losses.

Income Taxes- Our effective tax rate changed from 31.9% for the three months ended May 5, 2018 to 25.4% for the three months ended May 4, 2019. The decrease in the effective tax rate was primarily driven by additional valuation allowances and the impact of nondeductible charges associated with the Ebuys exit during the three months ended May 5, 2018.

Seasonality

Our business is subject to seasonal merchandise trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter and new fall styles are primarily introduced in the third quarter.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels typically fluctuate seasonally.

During the three months ended May 4, 2019, we repurchased 3.4 million Class A common shares at a cost of $75.0 million, which was funded with borrowings on the revolving line of credit, with $401.6 million of Class A common shares that remain authorized under the program as of May 4, 2019. During the three months ended May 5, 2018, we did not repurchase any Class A common shares. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

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

Operating Cash Flows

For the three months ended May 4, 2019, net cash used in operations was $3.0 million compared to net cash provided by operations of $25.3 million for the three months ended May 5, 2018. The change was driven by a decrease in net income after adjusting for non-cash activity, including depreciation and amortization, stock-based compensation, and the prior year's lease exit charges, primarily due to including the net loss from Camuto Group during the first quarter of fiscal 2019. In addition, we had an increased use of cash to fund working capital requirements during the first quarter of fiscal 2019 due to the addition of the acquired businesses, which uses cash for working capital requirements in the first half of the year consistent with our U.S. retail operations.

Investing Cash Flows

For the three months ended May 4, 2019, our net cash used in investing activities was $6.2 million, which was due to capital expenditures of $24.9 million, partially offset by the liquidation of our available-for sale-securities. During the three months ended May 5, 2018, our net cash provided by investing activities was $17.6 million, which was due to liquidating our available-

for-sale securities denominated in CAD in preparation for the TSL acquisition, partially offset by $18.2 million for capital expenditures and $16.0 million of additional borrowings by TSL.

Financing Cash Flows

For the three months ended May 4, 2019, our net cash used in financing activities was $19.9 million compared to $21.7 million for the three months ended May 5, 2018. Net cash used in financing activities was primarily related to the payment of dividends. The repurchase of Class A common shares under the share repurchase program during three months ended May 4, 2019 was financed using our revolving line of credit.

Debt

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. On October 10, 2018, the Credit Facility was amended to include the acquisition of Camuto Group as a permitted acquisition and, following the acquisition, to utilize an accordion feature that provided for an increase to the revolving line of credit. On November 5, 2018, following the acquisition of Camuto Group, the amended Credit Facility was increased with no change to the sub-limits. As of May 4, 2019, the Credit Facility provided a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 4.0% as of May 4, 2019. Any loans issued in CAD bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 1.5% as of May 4, 2019. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of May 4, 2019, we had $235.0 million outstanding under the Credit Facility and $3.1 million in letters of credit issued, resulting in $161.9 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. As a result of the acquisition of Camuto Group, we have elected to increase the leverage ratio whereby we must maintain a leverage ratio not to exceed 3.50:1 as of the end of the fourth quarter of fiscal 2018 and for the subsequent three quarters. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of May 4, 2019, we were in compliance with all financial covenants.

Capital Expenditure Plans

We expect to spend approximately $75.0 million to $85.0 million for capital expenditures in fiscal 2019. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. During fiscal 2019, we plan to open approximately 17 to 21 new stores.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

We have included a summary of our contractual obligations as of February 2, 2019 in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. There have been no material changes in contractual obligations outside the ordinary course of business since February 2, 2019.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

Interest Rate Risk

We hold available-for-sale securities, which are not materially affected by changes in market interest rates. Also, as of May 4, 2019, we had $235.0 million outstanding on our revolving line of credit under our Credit Facility. Borrowings under our Credit Facility are based on a variable rate of interest, which exposes us to interest rate market risks, particularly during a period of rising interest rates. The impact of a hypothetical 100 basis point increase in interest rates on our revolving line of credit would not result in a material amount of additional expense over a 12-month period based on the balance as of May 4, 2019.

Foreign Currency Exchange Risk

We are exposed to the impact of foreign exchange rate risk primarily through our operations in Canada, where the functional currency is the Canadian dollar, as well as foreign denominated cash accounts. A hypothetical 10% movement in the exchange rates could result in a $3.1 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss within the condensed consolidated balance sheets, and $2.1 million of foreign currency revaluation, which would be recorded in non-operating expenses, net within the condensed consolidated statements of operations.

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

Changes in Internal Control Over Financial Reporting

In connection with our adoption of ASU 2016-02, we have updated our control framework during the first quarter of fiscal 2019 for certain new internal controls and changes to certain existing internal controls, including changes to accounting policies, enhanced contract review requirements, changes to our information systems, and other ongoing monitoring activities. No other change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(e), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth in Note 16, Commitments and Contingencies - Legal Proceedings, of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.     Risk Factors

As of the date of the filing, there have been no material changes to the risk factors as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table sets forth the Class A common share repurchases during the most recent quarter:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
February 3, 2019 to March 2, 2019(1)	1	$28.46	—	$476,564
March 3, 2019 to April 6, 2019(2)	3,473	$21.96	3,410	$401,564
April 7, 2019 to May 4, 2019	—	$—	—	$401,564
Total	3,474	$21.57	3,410

(1)	The total number of shares repurchased includes shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.
(2) The total number of shares repurchased includes the shares repurchased as part of publicly announced programs (the average price paid per share includes any broker commissions) and 63,259 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

Dividends

The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility. On May 30, 2019, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on July 5, 2019 to shareholders of record at the close of business on June 19, 2019.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, dated March 19, 2019. Incorporated by reference to Exhibit 3.1 to Form 10-K (file no. 001-32545) filed March 26, 2019.
3.2	Amended and Restated Code of Regulations. Incorporated by reference to Exhibit 3.2 to Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1*	Specimen Class A Common Shares Certificate.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101.INS*	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	June 4, 2019	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)