Form 10-Q
period 2019-08-03
Designer Brands Inc.
filed 2019-08-30
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019
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

Number of shares outstanding of each of the registrant's classes of common stock, as of August 23, 2019: 64,911,631 Class A Common Shares and 7,732,786 Class B Common Shares.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended		Six months ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Revenue:
Net sales	$849,640	$793,735	$1,719,632	$1,504,172
Commission, franchise and other revenue	10,558	1,533	19,081	3,198
Total revenue	860,198	795,268	1,738,713	1,507,370
Cost of sales	(594,779)	(539,240)	(1,208,735)	(1,044,452)
Operating expenses	(226,616)	(195,319)	(449,422)	(363,739)
Income from equity investment in ABG-Camuto	2,464	—	4,692	—
Impairment charges	—	(36,240)	—	(36,240)
Operating profit	41,267	24,469	85,248	62,939
Interest income (expense), net	(1,972)	805	(3,773)	1,469
Non-operating income (expenses), net	199	(47,349)	(143)	(49,486)
Income (loss) before income taxes and loss from equity investment in TSL	39,494	(22,075)	81,332	14,922
Income tax provision	(12,087)	(16,281)	(22,731)	(27,671)
Loss from equity investment in TSL	—	—	—	(1,310)
Net income (loss)	$27,407	$(38,356)	$58,601	$(14,059)
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.37	$(0.48)	$0.78	$(0.18)
Diluted earnings (loss) per share	$0.37	$(0.48)	$0.77	$(0.18)
Weighted average shares used in per share calculations:
Basic shares	73,529	80,265	75,267	80,187
Diluted shares	74,316	80,265	76,281	80,187

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended		Six months ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income (loss)	$27,407	$(38,356)	$58,601	$(14,059)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	461	(1,365)	(253)	(6,050)
Unrealized net gain (loss) on debt securities	196	27	438	(317)
Reclassification adjustment for net losses (gains) realized in net income (loss)	23	12,260	(65)	14,165
Total other comprehensive income, net of income taxes	680	10,922	120	7,798
Total comprehensive income (loss)	$28,087	$(27,434)	$58,721	$(6,261)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
Cash and cash equivalents	$51,762	$99,369	$215,996
Investments	25,504	69,718	73,119
Accounts receivable, net	85,162	68,870	17,259
Inventories	706,168	645,317	596,956
Prepaid expenses and other current assets	55,561	71,945	73,763
Total current assets	924,157	955,219	977,093
Property and equipment, net	402,779	409,576	387,621
Operating lease assets	975,963	—	—
Goodwill	116,280	89,513	25,899
Intangible assets	21,112	46,129	20,285
Deferred tax assets	29,515	30,283	14,235
Equity investment in ABG-Camuto	55,033	58,125	—
Other assets	32,407	31,739	19,883
Total assets	$2,557,246	$1,620,584	$1,445,016
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$289,457	$261,625	$229,440
Accrued expenses	173,437	201,535	145,776
Current operating lease liabilities	185,969	—	—
Total current liabilities	648,863	463,160	375,216
Debt	235,000	160,000	—
Non-current operating lease liabilities	905,546	—	—
Other non-current liabilities	38,590	165,047	150,316
Total liabilities	1,827,999	788,207	525,532
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	988,305	978,794	971,653
Treasury shares, at cost	(498,436)	(373,436)	(325,906)
Retained earnings	266,957	254,718	301,006
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(2,586)	(2,706)	(2,276)
Total shareholders' equity	729,247	832,377	919,484
Total liabilities and shareholders' equity	$2,557,246	$1,620,584	$1,445,016

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited and in thousands, except per share data)

	Number of shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
Three months ended August 3, 2019
Balance, May 4, 2019	67,434	7,733	18,501	$982,093	$(448,436)	$257,453	$(24,993)	$(3,266)	$762,851
Net income	—	—	—	—	—	27,407	—	—	27,407
Stock-based compensation activity	145	—	—	6,212	—	—	—	—	6,212
Repurchase of Class A common shares	(2,668)	—	2,668	—	(50,000)	—	—	—	(50,000)
Dividends ($0.25 per share)	—	—	—	—	—	(17,903)	—	—	(17,903)
Other comprehensive income	—	—	—	—	—	—	—	680	680
Balance, August 3, 2019	64,911	7,733	21,169	$988,305	$(498,436)	$266,957	$(24,993)	$(2,586)	$729,247
Three months ended August 4, 2018
Balance, May 5, 2018	72,470	7,733	13,091	$965,623	$(325,906)	$359,342	$(24,993)	$(13,198)	$960,868
Net loss	—	—	—	—	—	(38,356)	—	—	(38,356)
Stock-based compensation activity	91	—	—	6,030	—	—	—	—	6,030
Dividends ($0.25 per share)	—	—	—	—	—	(19,980)	—	—	(19,980)
Other comprehensive income	—	—	—	—	—	—	—	10,922	10,922
Balance, August 4, 2018	72,561	7,733	13,091	$971,653	$(325,906)	$301,006	$(24,993)	$(2,276)	$919,484
Six months ended August 3, 2019
Balance, February 2, 2019	70,672	7,733	15,091	$978,794	$(373,436)	$254,718	$(24,993)	$(2,706)	$832,377
Cumulative effect of accounting change	—	—	—	—	—	(9,556)	—	—	(9,556)
Net income	—	—	—	—	—	58,601	—	—	58,601
Stock-based compensation activity	317	—	—	9,511	—	—	—	—	9,511
Repurchase of Class A common shares	(6,078)	—	6,078	—	(125,000)	—	—	—	(125,000)
Dividends ($0.50 per share)	—	—	—	—	—	(36,806)	—	—	(36,806)
Other comprehensive income	—	—	—	—	—	—	—	120	120
Balance, August 3, 2019	64,911	7,733	21,169	$988,305	$(498,436)	$266,957	$(24,993)	$(2,586)	$729,247
Six months ended August 4, 2018
Balance, February 3, 2018	72,294	7,733	13,091	$961,245	$(325,906)	$354,979	$(24,993)	$(10,074)	$955,251
Net loss	—	—	—	—	—	(14,059)	—	—	(14,059)
Stock-based compensation activity	267	—	—	10,408	—	—	—	—	10,408
Dividends ($0.50 per share)	—	—	—	—	—	(39,914)	—	—	(39,914)
Other comprehensive income	—	—	—	—	—	—	—	7,798	7,798
Balance, August 4, 2018	72,561	7,733	13,091	$971,653	$(325,906)	$301,006	$(24,993)	$(2,276)	$919,484

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net income (loss)	$58,601	$(14,059)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,485	38,429
Stock-based compensation expense	9,731	9,698
Deferred income taxes	1,043	13,526
Loss (income) from equity investments	(4,692)	1,310
Loss on previously held equity investment in TSL and notes receivable from TSL	—	33,988
Impairment charges	—	36,240
Lease exit non-cash charges	—	3,910
Loss on foreign currency reclassified from accumulated other comprehensive loss	—	13,963
Other	538	8,106
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(14,800)	3,767
Inventories	(61,748)	(37,308)
Prepaid expenses and other current assets	(2,972)	(23,257)
Accounts payable	30,683	26,219
Accrued expenses	(24,677)	(7,960)
Net cash provided by operating activities	34,192	106,572
Cash flows from investing activities:
Cash paid for property and equipment	(40,259)	(32,103)
Purchases of available-for-sale investments	(3,014)	(16,735)
Sales of available-for-sale investments	47,764	67,280
Additional borrowings by TSL	—	(15,989)
Business acquisitions, net of cash acquired	—	(28,152)
Net cash provided by (used in) investing activities	4,491	(25,699)
Cash flows from financing activities:
Borrowing on revolving line of credit	320,700	—
Payments on revolving line of credit	(245,700)	—
Cash paid for treasury shares	(125,000)	—
Dividends paid	(36,806)	(39,910)
Other	(397)	(1,199)
Net cash used in financing activities	(87,203)	(41,109)
Effect of exchange rate changes on cash balances	(286)	300
Net increase (decrease) in cash, cash equivalents, and restricted cash	(48,806)	40,064
Cash, cash equivalents, and restricted cash, beginning of period	100,568	175,932
Cash and cash equivalents, end of period	$51,762	$215,996
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21,796	$28,135
Cash paid for interest on debt	$4,052	$—
Cash paid for operating lease liabilities	$118,563	$—
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$8,648	$8,390
Operating lease liabilities arising from lease asset additions (excluding ASU 2016-02 transition adjustments)	$9,184	$—
Adjustment to operating lease assets and lease liabilities for modifications	$48,029	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Business Operations- Designer Brands Inc. is a leading North American footwear and accessories designer, producer and retailer.

On May 10, 2018, we acquired the remaining interest in Town Shoes Limited ("TSL") that we did not previously own. Beginning with our second quarter of fiscal 2018, TSL ceased being accounted for under the equity method of accounting and was accounted for as a consolidated wholly-owned subsidiary. As a result of this acquisition, we operate a Canadian business that is a retailer of branded footwear under The Shoe Company, Shoe Warehouse, and DSW Designer Shoe Warehouse banners, as well as related e-commerce sites. Subsequent to the acquisition, and as a result of our strategic review, we exited the Town Shoes banner in Canada during fiscal 2018.

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

Also on November 5, 2018, in partnership with Authentic Brands Group LLC, a global brand management and marketing company, we formed ABG-Camuto, LLC ("ABG-Camuto"), a joint venture in which we have a 40% interest. This joint venture acquired several intellectual property rights from the Sellers, including Vince Camuto, Louise et Cie, Sole Society, CC Corso Como, Enzo Angiolini and others, and focuses on licensing and developing new category extensions to support the global growth of these brands. We have entered into a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto.

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

We present three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment includes stores operated in the U.S. under the DSW Designer Shoe Warehouse banner and its related e-commerce site. The Canada Retail segment, which is the result of the TSL acquisition, includes stores operated in Canada under The Shoe Company, Shoe Warehouse, DSW Designer Shoe Warehouse banners and related e-commerce sites. The Brand Portfolio segment, which is the result of the Camuto Group acquisition, includes sales from wholesale, First Cost, and direct-to-consumer branded e-commerce sites. Our other operating segments are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

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

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Variable Interest Entities- We have certain joint ventures ("JVs") where each joint venture licenses brands and contracts with Camuto Group to provide design, buying and sourcing services. Under the JVs, Camuto Group is responsible for managing all aspects of the brands and the JVs pay royalties, commissions, or consulting fees to the other parties. We are responsible for providing all funding to support the working capital needs of the JVs. As a result, we have determined that we are the primary beneficiary of the JVs and consolidate the JVs within our financial statements. Assets and liabilities of the JVs in the aggregate are immaterial. At the end of the three months ended August 3, 2019, we terminated two JVs along with related licensing and design, buying and sourcing arrangements.

Integration and Restructuring Costs- During the six months ended August 3, 2019, we incurred integration and restructuring costs related to our prior year acquisition activity, which consisted primarily of $3.6 million in severance, a $6.1 million termination fee for terminating two JVs, and $2.4 million of professional fees and other integration costs. During the six months ended August 4, 2018, we incurred restructuring costs of $2.7 million in severance, primarily related to changes to our store staffing model. These costs are included in operating expenses in the condensed consolidated statements of operations. As of August 3, 2019 and August 4, 2018, we had $4.6 million and $1.6 million, respectively, of severance liability included in accrued expenses on the condensed consolidated balance sheets.

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

Income Taxes- Our effective tax rate changed from 203.3% for the six months ended August 4, 2018 to 27.9% for the six months ended August 3, 2019. The decrease in the effective tax rate was primarily driven by valuation allowances and the goodwill impairment associated with the TSL acquisition during the six months ended August 4, 2018.

Cash, Cash Equivalents, and Restricted Cash- Cash and cash equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Restricted cash represented cash that was restricted as to withdrawal or usage and consisted of a mandatory cash deposit for certain outstanding letters of credit.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	August 3, 2019	February 2, 2019	August 4, 2018
Cash and cash equivalents	$51,762	$99,369	$215,996
Restricted cash, included in prepaid expenses and other current assets	—	1,199	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$51,762	$100,568	$215,996

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

Prior Period Reclassifications- Certain prior period reclassifications were made to conform to the current period presentation. Franchise costs was reclassified to operating expenses, and accounts payable to related parties was reclassified to accounts payable.

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

The purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired was finalized as of February 2, 2019 and consisted of the following (in USD):

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

During the three months and six months ended August 4, 2018, our condensed consolidated statements of operations included revenue and net losses for TSL of $72.5 million and $38.5 million, respectively, which included the goodwill impairment charge of $36.2 million. Primarily in fiscal 2018, we incurred $3.1 million of acquisition-related costs as a result of the step

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

acquisition (not included in the TSL net loss disclosed in the previous sentence), which were included in operating expenses in the condensed consolidated statements of operations.

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

The following table summarizes the preliminary and revised purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired:

(in thousands)	Preliminary Purchase Price and Allocation as of November 5, 2018	Measurement Period Adjustments	Revised Purchase Price and Allocation as of August 3, 2019
Purchase price -
Cash consideration, net of cash acquired	$171,251	$—	$171,251
Fair value of assets and liabilities acquired:
Accounts receivable	$83,939	$3,980	$87,919
Inventories	74,499	(758)	73,741
Other current assets	7,197	1,045	8,242
Property and equipment	43,906	960	44,866
Goodwill	63,614	26,767	90,381
Intangible asset	27,000	(21,700)	5,300
Other assets	13,351	—	13,351
Accounts payable and other liabilities	(122,811)	(2,195)	(125,006)
Non-current liabilities	(19,444)	(8,099)	(27,543)
	$171,251	$—	$171,251

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

The goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and was primarily attributable to acquiring an established design and sourcing process, which provides us the opportunity to expand our exclusive products offering at a lower cost in our retail segments, and an assembled workforce. Goodwill is expected to be deductible for income tax purposes.

Non-current liabilities include $12.7 million of estimated unpaid foreign payroll and other taxes. We recorded an offsetting indemnification asset to other assets, which we expect to collect under the terms of the securities purchase agreement with the Sellers. See Note 16, Commitments and Contingencies, for additional information.

Adjustments made during the three months ended August 3, 2019 are the result of refining preliminary cash flow assumptions relating to certain synergy assumptions to the various reporting units, adjusting accruals and related indemnification receivables based on additional information, and other immaterial adjustments identified as we perform additional analysis of the assets and liabilities acquired. Adjustments to the purchase price and the allocation of the purchase price may be made during a measurement period of up to one year from the acquisition date as additional information that existed at the date of the acquisition is obtained. Measurement period adjustments are recognized on a prospective basis in the period of change. The purchase price is subject to adjustments primarily based upon a working capital provision as provided by the purchase agreement. The allocation of the purchase price is currently based on certain preliminary valuations and analysis that have not been completed as of the date of this filing. In addition, we have not completed the allocation of goodwill to our U.S. Retail and Brand Portfolio segments or the reporting units within the Brand Portfolio segment.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Activity related to our equity investment in ABG-Camuto was as follows:

(in thousands)	Six Months Ended August 3, 2019
Balance at beginning of period	$58,125
Share of net earnings	4,692
Distributions received	(7,784)
Balance at end of period	$55,033

Combined Results- The following table provides the supplemental pro forma total revenue and net loss of the combined entity had the acquisition dates of TSL and Camuto Group and the investment in ABG-Camuto been the first day of our fiscal 2017:

(in thousands)	Three months ended August 4, 2018	Six months ended August 4, 2018
Total revenue	$886,780	$1,755,210
Net loss	$(45,722)	$(33,131)

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

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.    REVENUE

Disaggregation of Revenue- The following table presents our total revenue disaggregated by segments:

	Three months ended		Six months ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Segment net sales:
U.S. Retail	$677,920	$691,757	$1,369,760	$1,361,541
Canada Retail	63,306	72,532	115,122	72,532
Brand Portfolio	95,422	—	196,289	—
Other	29,480	29,446	65,087	70,099
Total net sales	866,128	793,735	1,746,258	1,504,172
Commission, franchise and other revenue	11,771	1,533	20,676	3,198
	877,899	795,268	1,766,934	1,507,370
Elimination of intersegment revenue	(17,701)	—	(28,221)	—
Total revenue	$860,198	$795,268	$1,738,713	$1,507,370

The U.S. Retail and Brand Portfolio segments and Other net sales recognized are primarily based on sales to customers in the U.S., and Canada Retail segment net sales recognized are based on sales to customers in Canada. Revenue realized from geographic markets outside of the U.S. and Canada have collectively been immaterial.

The following table presents total revenue by product and service category:

	Three months ended		Six months ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales:
U.S. Retail segment:
Women's footwear	$458,390	$467,337	$940,511	$936,621
Men's footwear	140,895	151,573	269,884	284,732
Accessories, kids and other	78,635	72,847	159,365	140,188
	677,920	691,757	1,369,760	1,361,541
Canada Retail segment:
Women's footwear	35,533	42,067	64,159	42,067
Men's footwear	16,432	19,455	29,440	19,455
Accessories, kids and other	11,341	11,010	21,523	11,010
	63,306	72,532	115,122	72,532
Brand Portfolio segment:
Wholesale	88,577	—	180,331	—
Direct-to-consumer	6,845	—	15,958	—
	95,422	—	196,289	—
Other	29,480	29,446	65,087	70,099
Total net sales	866,128	793,735	1,746,258	1,504,172
Commission, franchise and other revenue	11,771	1,533	20,676	3,198
	877,899	795,268	1,766,934	1,507,370
Elimination of intersegment revenue	(17,701)	—	(28,221)	—
Total revenue	$860,198	$795,268	$1,738,713	$1,507,370

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended		Six months ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gift cards:
Beginning of period	$30,066	$28,151	$34,998	$32,792
Gift cards redeemed and breakage recognized to net sales	(21,843)	(21,761)	(44,098)	(44,034)
Gift cards issued	20,054	20,401	37,377	38,033
End of period	$28,277	$26,791	$28,277	$26,791
Loyalty programs:
Beginning of period	$16,153	$22,111	$16,151	$21,282
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(9,507)	(16,750)	(18,828)	(23,385)
Deferred revenue for loyalty points issued	9,388	11,425	18,711	18,889
End of period	$16,034	$16,786	$16,034	$16,786

4.    RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of August 3, 2019, the Schottenstein Affiliates, entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 15% of the Company's outstanding common shares, representing approximately 51% of the combined voting power. As of August 3, 2019, the Schottenstein Affiliates beneficially owned 3.4 million Class A common shares and 7.7 million Class B common shares. We had the following related party transactions with Schottenstein Affiliates:

Leases- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. See Note 15, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During the three months ended August 3, 2019 and August 4, 2018, we had other purchases and services from Schottenstein Affiliates of $1.5 million and $1.7 million, respectively. During the six months ended August 3, 2019 and August 4, 2018, we had other purchases and services from Schottenstein Affiliates of $3.4 million and $3.3 million, respectively.

Due to Related Parties- As of August 3, 2019, February 2, 2019 and August 4, 2018, we had amounts due to related parties of $0.5 million, $1.0 million and $0.5 million, respectively, included in accounts payable on the condensed consolidated balance sheets.

ABG-Camuto

Beginning in the fourth quarter of fiscal 2018, we have a 40% interest in ABG-Camuto. ABG-Camuto entered into a licensing agreement with us whereby we pay royalties on the net sales of the brands owned by ABG-Camuto. During the three and six months ended August 3, 2019, we recorded $3.6 million and $9.3 million of royalty expense payable to ABG-Camuto, respectively. As of February 2, 2019, we had $2.4 million payable to ABG-Camuto, included in accrued expenses on the condensed consolidated balance sheets.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following is a reconciliation of the number of shares used in the calculation of earnings (loss) per share:

	Three months ended		Six months ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Weighted average basic shares outstanding	73,529	80,265	75,267	80,187
Dilutive effect of stock-based compensation awards	787	—	1,014	—
Weighted average diluted shares outstanding	74,316	80,265	76,281	80,187

For the three months ended August 3, 2019 and August 4, 2018, the number of potential shares that were not included in the computation of diluted earnings (loss) per share due to the anti-dilutive effect was 4.6 million and 3.2 million, respectively. For the six months ended August 3, 2019 and August 4, 2018, the number of potential shares that were not included in the computation of diluted earnings (loss) per share due to the anti-dilutive effect was 2.9 million and 3.2 million, respectively.

6.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Six months ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Stock options	$563	$1,343	$1,386	$3,138
Restricted and director stock units	4,798	3,841	8,345	6,560
	$5,361	$5,184	$9,731	$9,698

The following table summarizes the stock-based compensation award activity for the six months ended August 3, 2019:

	Number of shares
(in thousands)	Stock Options	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	4,001	989	596
Granted	—	841	358
Exercised / vested	(99)	(111)	(97)
Forfeited / expired	(38)	(56)	—
Outstanding - end of period	3,864	1,663	857

As of August 3, 2019, 2.7 million shares of Class A common shares remain available for future stock-based compensation grants under the 2014 Long-Term Incentive Plan.

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

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides additional information for our common shares:

	August 3, 2019		February 2, 2019		August 4, 2018
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	86,080	7,733	85,763	7,733	85,652	7,733
Outstanding shares	64,911	7,733	70,672	7,733	72,561	7,733
Treasury shares	21,169	—	15,091	—	13,091	—

We have authorized 100 million shares of no par value preferred shares with no shares issued for any of the periods presented.

Dividends- On August 29, 2019, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on October 4, 2019 to shareholders of record at the close of business on September 20, 2019.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the six months ended August 3, 2019, we repurchased 6.1 million Class A common shares at a cost of $125.0 million, with $351.6 million of Class A common shares that remain authorized under the program as of August 3, 2019. During the six months ended August 4, 2018, we did not repurchase any Class A common shares. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

Accumulated Other Comprehensive Loss- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Three months ended
	August 3, 2019			August 4, 2018
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(3,042)	$(224)	$(3,266)	$(12,218)	$(980)	$(13,198)
Other comprehensive income (loss) before reclassifications	461	196	657	(1,365)	27	(1,338)
Amounts reclassified to non-operating income (expenses), net	—	23	23	12,218	42	12,260
Other comprehensive income	461	219	680	10,853	69	10,922
Accumulated other comprehensive loss - end of period	$(2,581)	$(5)	$(2,586)	$(1,365)	$(911)	$(2,276)

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six months ended
	August 3, 2019			August 4, 2018
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(2,328)	$(378)	$(2,706)	$(9,278)	$(796)	$(10,074)
Other comprehensive income (loss) before reclassifications	(253)	438	185	(6,050)	(317)	(6,367)
Amounts reclassified to non-operating expenses, net	—	(65)	(65)	13,963	202	14,165
Other comprehensive income (loss)	(253)	373	120	7,913	(115)	7,798
Accumulated other comprehensive loss - end of period	$(2,581)	$(5)	$(2,586)	$(1,365)	$(911)	$(2,276)

8.    ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

(in thousands)	August 3, 2019	February 2, 2019	August 4, 2018
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$61,494	$47,599	$—
Serviced by third-party provider without guaranteed payment	495	280	—
Serviced in-house	10,145	9,892	3,090
Construction and tenant allowance receivables due from landlords(1)	—	4,034	5,201
Other receivables	14,460	8,004	8,968
Accounts receivable	86,594	69,809	17,259
Allowance for doubtful accounts	(1,432)	(939)	—
Accounts receivable, net	$85,162	$68,870	$17,259

(1)	Upon transition to ASU 2016-02 at the beginning of fiscal 2019, amounts for construction and tenant allowance receivables due from landlords were netted against the operating lease liabilities.

9.    INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	August 3, 2019	February 2, 2019	August 4, 2018
Carrying value of investments	$25,510	$70,195	$73,978
Unrealized gains included in accumulated other comprehensive loss	18	44	10
Unrealized losses included in accumulated other comprehensive loss	(24)	(521)	(869)
Fair value	$25,504	$69,718	$73,119

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	August 3, 2019	February 2, 2019	August 4, 2018
Land	$1,110	$1,110	$1,110
Buildings	13,445	12,485	12,485
Building and leasehold improvements	440,425	437,116	425,651
Furniture, fixtures and equipment	489,805	487,494	451,040
Software	183,226	161,226	145,111
Construction in progress(1)	41,454	38,646	46,643
Total property and equipment	1,169,465	1,138,077	1,082,040
Accumulated depreciation and amortization	(766,686)	(728,501)	(694,419)
Property and equipment, net	$402,779	$409,576	$387,621

(1)	Construction in progress is comprised primarily of the construction of leasehold improvements and furniture and fixtures related to unopened stores and internal-use software under development.

11.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	Six months ended
	August 3, 2019			August 4, 2018
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$25,899	$—	$25,899	$25,899	$—	$25,899
Canada Retail	42,048	(42,048)	—	—	—	—
Brand Portfolio	63,614	—	63,614	—	—	—
Other	—	—	—	53,790	(53,790)	—
	131,561	(42,048)	89,513	79,689	(53,790)	25,899
Activity by segment:
Canada Retail:
Acquired TSL goodwill	—	—	—	37,044	—	37,044
Impairment charges	—	—	—	—	(36,240)	(36,240)
Currency translation adjustment	(416)	416	—	(580)	(224)	(804)
Brand Portfolio -
Purchase price and allocation adjustments	26,767	—	26,767	—	—	—
Other - Eliminated goodwill from Ebuys exit	—	—	—	(53,790)	53,790	—
	26,351	416	26,767	(17,326)	17,326	—
End of period by segment:
U.S. Retail	25,899	—	25,899	25,899	—	25,899
Canada Retail	41,632	(41,632)	—	36,464	(36,464)	—
Brand Portfolio	90,381	—	90,381	—	—	—
	$157,912	$(41,632)	$116,280	$62,363	$(36,464)	$25,899

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
August 3, 2019
Definite-lived customer relationships	$6,661	$(1,064)	$5,597
Indefinite-lived trademarks and tradenames	15,515	—	15,515
	$22,176	$(1,064)	$21,112
February 2, 2019
Definite-lived:
Customer relationships	$28,375	$(1,010)	$27,365
Favorable leasehold interests	3,513	(295)	3,218
Indefinite-lived trademarks and tradenames	15,546	—	15,546
	$47,434	$(1,305)	$46,129
August 4, 2018
Definite-lived:
Customer relationships	$1,378	$(114)	$1,264
Favorable leasehold interests	3,522	(101)	3,421
Indefinite-lived trademarks and tradenames	15,600	—	15,600
	$20,500	$(215)	$20,285

The customer relationships are amortized by the straight-line method over three years associated with the Canada loyalty program and eight years for Brand Portfolio customer relationships. Upon transition to ASU 2016-02 at the beginning of fiscal 2019, amounts for favorable leasehold interests were netted against the operating lease assets.

12.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	August 3, 2019	February 2, 2019	August 4, 2018
Gift cards and merchandise credits	$28,277	$34,998	$26,791
Accrued compensation and related expenses	38,532	53,577	30,224
Accrued taxes	18,330	16,491	21,029
Loyalty programs deferred revenue	16,034	16,151	16,786
Sales returns	19,332	17,743	14,426
Customer allowances and discounts	9,306	13,094	—
Other(1)	43,626	49,481	36,520
	$173,437	$201,535	$145,776

(1)	Other is comprised of various other accrued expenses that we expect will settle within one year of the applicable period.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.    OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following:

(in thousands)	August 3, 2019	February 2, 2019	August 4, 2018
Foreign tax contingent liabilities	$14,807	$13,429	$—
Deferred tax liabilities	3,393	3,260	—
Construction and tenant allowances(1)	—	71,634	75,439
Deferred rent(1)	—	35,934	35,694
Accrual for lease obligations(1)	—	16,483	9,511
Unfavorable leasehold interests(1)	—	5,779	7,000
Other(2)	20,390	18,528	22,672
	$38,590	$165,047	$150,316

(1)
Upon transition to ASU 2016-02 at the beginning of fiscal 2019, amounts for deferred rent, construction and tenant allowances, the accrual for lease obligations, and unfavorable leasehold interests were netted against the operating lease assets.

(2)	Other is comprised of various other accrued expenses that we expect will settle beyond one year from the end of the applicable period.

The following table presents the changes and total balances for the accrual for lease obligations:

	Six months ended
(in thousands)	August 3, 2019	August 4, 2018
Beginning of period	$16,483	$6,511
Netted against lease assets upon transition to ASU 2016-02	(16,483)	—
Additions	—	4,884
Lease obligation payments, net of sublease income	—	(2,004)
Adjustments	—	120
End of period	$—	$9,511

14.    DEBT

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. On October 10, 2018, the Credit Facility was amended to include the acquisition of Camuto Group as a permitted acquisition and, following the acquisition, to utilize an accordion feature that provided for an increase to the revolving line of credit. On November 5, 2018, following the acquisition of Camuto Group, the amended Credit Facility was increased with no change to the sub-limits. As of August 3, 2019, the Credit Facility provided a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 4.1% as of August 3, 2019. Any loans issued in CAD bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 1.7% as of August 3, 2019. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of August 3, 2019, we had $235.0 million outstanding under the Credit Facility and $1.3 million in letters of credit issued, resulting in $163.7 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. As a result of the acquisition of Camuto Group, we have elected to increase the leverage ratio whereby we must maintain a leverage ratio not to exceed 3.50:1 as of the end of the fourth quarter of fiscal 2018 and for the subsequent three quarters. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of August 3, 2019, we were in compliance with all financial covenants.

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

Lease income and lease expense consisted of the following for the three and six months ended August 3, 2019 (after the adoption of ASU 2016-02) and August 4, 2018 (prior to the adoption of ASU 2016-02):

	Three months ended		Six months ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Operating lease income	$2,236	$1,149	$4,448	$2,297
Operating lease expense:
Lease expense to unrelated parties	$52,707	$51,263	$106,061	$96,748
Lease expense to related parties	2,371	2,303	4,713	4,591
Variable lease expense to unrelated parties	12,981	5,675	26,003	12,498
Variable lease expense to related parties	348	—	650	—
	$68,407	$59,241	$137,427	$113,837

August 3, 2019
Other operating lease information:
Weighted-average remaining lease term	6.3 years
Weighted-average discount rate	3.9%

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of August 3, 2019, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
Remainder of fiscal 2019	$96,844	$3,937	$100,781
Fiscal 2020	233,961	9,364	243,325
Fiscal 2021	216,107	8,697	224,804
Fiscal 2022	182,432	7,418	189,850
Fiscal 2023	142,408	4,573	146,981
Future fiscal years thereafter	314,601	15,493	330,094
	1,186,353	49,482	1,235,835
Less discounting impact on operating leases	(138,305)	(6,015)	(144,320)
Total operating lease liabilities	1,048,048	43,467	1,091,515
Less current operating lease liabilities	(178,091)	(7,878)	(185,969)
Non-current operating lease liabilities	$869,957	$35,589	$905,546

As of August 3, 2019, we have entered into lease commitments for four new store locations and two store relocations where the leases have not yet commenced, and the lease liabilities have not yet been recorded. We expect the lease commencement to begin in the next fiscal quarter for these locations and we will record additional operating lease liabilities of approximately $11.4 million.

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

Foreign Tax Contingencies- During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest. We have developed an estimate of the range of outcomes related to these obligations of $14.8 million to $30.0 million for obligations we are aware of at this time. As of August 3, 2019, we recorded a contingent liability of $14.8 million representing the low end of the range and an indemnification asset of $12.7 million representing the estimated amount as of the acquisition date, which we expect to collect under the terms of the securities purchase agreement with the Sellers. We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Guarantee- As a result of a previous merger, we provided a guarantee for a lease commitment that is scheduled to expire in 2024 for a location that has been leased to a third party. If the third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of August 3, 2019, the total future minimum lease payment requirements for this guarantee were approximately $15.0 million.

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

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate/Eliminations	Total
Three months ended August 3, 2019
External revenue:
Net sales	$677,920	$63,306	$78,934	$29,480	$—	$849,640
Commission, franchise and other revenue	—	—	6,312	—	4,246	10,558
Total revenue	$677,920	$63,306	$85,246	$29,480	$4,246	$860,198
Intersegment revenue	$—	$—	$17,701	$—	$(17,701)	$—
Gross profit(1)	$208,056	$21,939	$19,261	$6,041	$(436)	$254,861
Income from equity investment in ABG-Camuto	$—	$—	$2,464	$—	$—	$2,464
Three months ended August 4, 2018
Revenue:
Net sales	$691,757	$72,532	$—	$29,446	$—	$793,735
Commission, franchise and other revenue	—	—	—	—	1,533	1,533
Total revenue	$691,757	$72,532	$—	$29,446	$1,533	$795,268
Gross profit(1)	$229,601	$18,218	$—	$6,676	$—	$254,495
Six months ended August 3, 2019
External revenue:
Net sales	$1,369,760	$115,122	$169,663	$65,087	$—	$1,719,632
Commission, franchise and other revenue	—	—	9,609	—	9,472	19,081
Total revenue	$1,369,760	$115,122	$179,272	$65,087	$9,472	$1,738,713
Intersegment revenue	$—	$—	$28,221	$—	$(28,221)	$—
Gross profit(1)	$417,947	$37,686	$41,255	$15,352	$(1,343)	$510,897
Income from equity investment in ABG-Camuto	$—	$—	$4,692	$—	$—	$4,692
Six months ended August 4, 2018
Revenue:
Net sales	$1,361,541	$72,532	$—	$70,099	$—	$1,504,172
Commission, franchise and other revenue	—	—	—	—	3,198	3,198
Total revenue	$1,361,541	$72,532	$—	$70,099	$3,198	$1,507,370
Gross profit(1)	$427,945	$18,218	$—	$13,557	$—	$459,720

(1)	Gross profit is defined as net sales, which excludes commission, franchise and other revenue, less cost of sales.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our acquisitions. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed on March 26, 2019, and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, some important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:

•	our success in growing our store base and digital demand;

•	our ability to successfully integrate the businesses acquired in fiscal 2018 or realize the anticipated benefits of the acquisitions after we complete our integration efforts;

•	our ability to protect our reputation and to maintain the brands we license;

•	maintaining strong relationships with our vendors, manufacturers and wholesale customers;

•	our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;

•	risks related to the loss or disruption of our distribution and/or fulfillment operations;

•	continuation of agreements with and our reliance on the financial condition of Stein Mart;

•	our ability to execute our strategies;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to the loss or disruption of our information systems and data;

•	our ability to prevent or mitigate breaches of our information security and the compromise of sensitive and confidential data;

•	failure to retain our key executives or attract qualified new personnel;

•	our reliance on our loyalty programs and marketing to drive traffic, sales and customer loyalty;

•	risks related to leases of our properties;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	the imposition of new tariffs on our products;

•	exposure to foreign tax contingencies;

•	uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation;

•	uncertain general economic conditions;

•	risks related to holdings of cash and investments and access to liquidity; and

•	fluctuations in foreign currency exchange rates.

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

Executive Overview

In the second quarter of fiscal 2019, we saw continued progress toward our previously disclosed strategies with reported sales and earnings that position us well to reaffirm our annual guidance. Our expectations have been exceeded with our newly acquired businesses. The Canada Retail segment delivered increased comparable sales and margin growth, benefiting from moving their digital offering to our platform used in the U.S. and the launch of new loyalty programs for our Canadian customers. The Brand Portfolio segment gives us the capability to design, source and market differentiated product for our customers and better position us to grow private label brands at DSW in the U.S. We remain on track to convert the production of our DSW private label to the Brand Portfolio segment in fiscal 2020. At that time, we expect to realize the benefits of having greater exclusivity in product offerings at higher margins.
In the U.S. Retail segment, we had continued positive results across our seasonal product categories, in particular sandals, and with our Kids line. We believe our efforts to increase the differentiation of our product offering, combined with the advantages of our strong loyalty base and our vast omni-channel capabilities, separate us from competitors, place us in a good position to mitigate any tariff headwinds and contribute to the achievement of our near and long-term goals.

Comparability

There are a number of items that affect comparability when reviewing our results of operations for the periods presented in this Quarterly Report on Form 10-Q. Significant items to consider include:

•
On May 10, 2018, we acquired the remaining interest in TSL that we did not previously own. For the three and six months ended August 3, 2019 and for the three months ended August 4, 2018, TSL results were included in the condensed consolidated results of operations as a wholly-owned subsidiary. For the six months ended August 4, 2018, the loss from our equity investment interest in TSL for the first quarter of fiscal 2018 was included in our condensed consolidated results of operations. Due to the acquisition of the remaining interest in TSL during the second quarter of fiscal 2018, we remeasured to fair value our previously held assets, which included our equity investment in TSL and notes and accounts receivable from TSL. As a result of the remeasurement, we recorded a loss of $34.0 million to non-operating income (expenses), net. Also during the second quarter of fiscal 2018, we reclassified a net loss of $12.2 million of foreign currency translation related to the previously held balances from accumulated other comprehensive loss to non-operating income (expenses), net. In addition, with the TSL acquisition being accounted for as a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during the three months ended August 4, 2018, we recorded a goodwill impairment charge, which resulted in impairing all of TSL’s goodwill.

•
On November 5, 2018, we completed the acquisition of Camuto Group. For the three and six months ended August 3, 2019, Camuto Group's results were included in the condensed consolidated results of operations as a wholly-owned subsidiary with no amounts included for the three and six months ended August 4, 2018.

•
During the six months ended August 3, 2019, we incurred integration and restructuring costs related to our prior year acquisition activity, which consisted primarily of $3.6 million in severance, a $6.1 million termination fee for terminating two JVs, and $2.4 million of professional fees and other integration costs. During the six months ended August 4, 2018, we incurred restructuring costs of $2.7 million in severance, primarily related to changes in our store labor model.

•
The six months ended August 4, 2018 included the wind-down operations of Ebuys during the first quarter of fiscal 2018, which included lease exit and other termination costs and incremental income tax expense.

Financial Summary

Total revenue increased to $860.2 million for the three months ended August 3, 2019 from $795.3 million for the three months ended August 4, 2018. The 8.2% increase in total revenue was primarily driven by incremental revenue from the acquired Camuto Group business, partially offset by the impact of stores closed since the end of the second quarter of fiscal 2018, primarily the Town Shoes banner stores, and a 0.6% decrease in comparable sales.

During the three months ended August 3, 2019, gross profit as a percentage of net sales was 30.0%, a decrease of 210 basis points from 32.1% in the previous year. The decrease in the gross profit rate was primarily driven by a benefit recognized in the second quarter of fiscal 2018 as a result of adjusting our loyalty programs deferred revenue due to the relaunch of the DSW VIP rewards program, the inclusion of Camuto Group, which operates at a lower gross profit rate, and higher shipping costs in the current year associated with higher digital penetration.

Net income for the three months ended August 3, 2019 was $27.4 million, or $0.37 per diluted share, which included net after-tax charges of $8.3 million, or $0.11 per diluted share, primarily related to integration and restructuring expenses associated with the businesses acquired in fiscal 2018. Net loss for the three months ended August 4, 2018 was $38.4 million, or $0.48 loss per diluted share, which included net after-tax charges of $89.3 million, or $1.11 per diluted share, primarily related to the acquisition of the Canadian retail business.

We have continued making investments in our business that support our long-term growth objectives. During the six months ended August 3, 2019, we invested $40.3 million in capital expenditures compared to $32.1 million during the six months ended August 4, 2018. Our capital expenditures during the first half of fiscal 2019 primarily related to six new store openings, multiple store remodels and investments in business infrastructure.

Results of Operations

Comparison of the Three Months Ended August 3, 2019 with the Three Months Ended August 4, 2018

	Three months ended
	August 3, 2019		August 4, 2018		Change
(dollars in thousands, except per share amounts)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Revenue:
Net sales	$849,640	98.8%	$793,735	99.8%	$55,905	7.0%
Commission, franchise and other revenue	10,558	1.2	1,533	0.2	9,025	588.7%
Total revenue	860,198	100.0	795,268	100.0	64,930	8.2%
Cost of sales	(594,779)	(69.1)	(539,240)	(67.8)	(55,539)	10.3%
Operating expenses	(226,616)	(26.3)	(195,319)	(24.5)	(31,297)	16.0%
Income from equity investment in ABG-Camuto	2,464	0.2	—	—	2,464	NM
Impairment charges	—	—	(36,240)	(4.6)	36,240	NM
Operating profit	41,267	4.8	24,469	3.1	16,798	68.7%
Interest income (expense), net	(1,972)	(0.2)	805	0.1	(2,777)	NM
Non-operating income (expenses), net	199	0.0	(47,349)	(6.0)	47,548	NM
Income (loss) before income taxes	39,494	4.6	(22,075)	(2.8)	61,569	NM
Income tax provision	(12,087)	(1.4)	(16,281)	(2.0)	4,194	(25.8)%
Net income (loss)	$27,407	3.2%	$(38,356)	(4.8)%	$65,763	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.37		$(0.48)		$0.85	NM
Diluted earnings (loss) per share	$0.37		$(0.48)		$0.85	NM
Weighted average shares used in per share calculations:
Basic shares	73,529		80,265		(6,736)	(8.4)%
Diluted shares	74,316		80,265		(5,949)	(7.4)%
NM - Not meaningful

Net Sales- The following summarizes the changes in consolidated net sales from the same period last year:

(in thousands)	Three months ended August 3, 2019
Consolidated net sales for the same period last year	$793,735
Decrease in comparable sales(1)	(4,753)
Net decrease from non-comparable sales and other changes	(2,124)
Loss of net sales from closed stores	(16,152)
Incremental external net sales from Camuto Group	78,934
Consolidated net sales	$849,640

(1)
A store is considered comparable when in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed. Comparable sales includes e-commerce sales. Stores in Canada from the TSL acquisition that were in operation for at least 14 months at the beginning of fiscal 2019, along with its e-commerce sales, were added to the comparable base beginning with the second quarter of fiscal 2019. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period in the prior year. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

The following summarizes net sales by segment:

	Three months ended		Change
(dollars in thousands)	August 3, 2019	August 4, 2018	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$677,920	$691,757	$(13,837)	(2.0)%	(1.5)%
Canada Retail	63,306	72,532	(9,226)	(12.7)%	8.1%
Brand Portfolio	95,422	—	95,422	NM	NA
Other	29,480	29,446	34	0.1%	1.6%
	866,128	793,735	72,393	9.1%
Elimination of intersegment net sales	(16,488)	—	(16,488)	NM
Consolidated net sales	$849,640	$793,735	$55,905	7.0%	(0.6)%
NM - Not meaningful
NA - Not applicable

Within the U.S. Retail segment, comparable sales decreased due to lower comparable transactions and a decline in comparable average dollar sales per transaction, primarily in the women's and men's categories partially offset by an increase in comparable sales in our seasonal categories and kids. Within the Canada Retail segment, comparable sales increased due to higher comparable average dollar sales per transaction, primarily as a result of the significant improvements to its digital platform and lower clearance inventory.

Commission, Franchise and Other Revenue- Commission, franchise and other revenue consists of commission income for First Cost design and buying services in the Brand Portfolio segment, royalties and other fees paid by franchisees, and rental income on owned and leased properties.

Gross Profit- Gross profit is defined as net sales, which excludes commission, franchise and other revenue, less cost of sales, calculated as follows:

	Three months ended
	August 3, 2019		August 4, 2018		Change
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%	Basis Points
Net sales	$849,640	100.0%	$793,735	100.0%
Cost of sales	(594,779)	(70.0)	(539,240)	(67.9)
Gross profit	$254,861	30.0%	$254,495	32.1%	$366	0.1%	(210)

The following summarizes gross profit by segment:

	Three months ended
	August 3, 2019		August 4, 2018		Change
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$208,056	30.7%	$229,601	33.2%	$(21,545)	(9.4)%	(250)
Canada Retail	21,939	34.7%	18,218	25.1%	$3,721	20.4%	960
Brand Portfolio	19,261	20.2%	—	—%	$19,261	NM	NM
Other	6,041	20.5%	6,676	22.7%	$(635)	(9.5)%	(220)
	255,297		254,495
Intercompany eliminations	(436)		—
Consolidated gross profit	$254,861		$254,495
NM - Not meaningful

The U.S. Retail segment gross profit margin decreased primarily driven by a benefit recognized in the second quarter of fiscal 2018 as a result of adjusting our loyalty programs deferred revenue due to the relaunch of the DSW VIP rewards program, the deleverage of store occupancy and distribution and fulfillment expenses, and higher shipping costs in the current year associated with higher online orders. The Canada Retail segment gross profit margin improved due to lower clearance activity with improvements in the inventory position. The inclusion of Camuto Group, which operates at a lower gross profit rate, decreased the consolidated gross profit margin rate.

Operating Expenses- For the three months ended August 3, 2019, operating expenses as a percentage of total revenue increased 180 basis points over the same period last year primarily driven by the impact of including Camuto Group in the consolidated results and integration and restructuring costs.

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

Impairment Charges- With the TSL acquisition being accounted for as a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during the three months ended August 4, 2018, we recorded a goodwill impairment charge, which resulted in impairing all of TSL’s goodwill.

Non-operating Income (Expenses), net- Due to the acquisition of the remaining interest in TSL during the second quarter of fiscal 2018, we remeasured to fair value our previously held assets, which included our equity investment in TSL and notes and accounts receivable from TSL. As a result of the remeasurement, we recorded a loss of $34.0 million to non-operating income (expenses), net. Also during the second quarter of fiscal 2018, we reclassified a net loss of $12.2 million of foreign currency translation related to the previously held balances from accumulated other comprehensive loss to non-operating income (expenses), net.

Income Taxes- Our effective tax rate changed from a negative 73.8% for the three months ended August 4, 2018, reflecting a tax provision on net loss, to a positive 30.6% for the three months ended August 3, 2019. The effective tax rate was impacted by valuation allowances and the goodwill impairment associated with the TSL acquisition during the three months ended August 4, 2018.

Comparison of the Six Months Ended August 3, 2019 with the Six Months Ended August 4, 2018

	Six months ended
	August 3, 2019		August 4, 2018		Change
(dollars in thousands, except per share amounts)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Revenue:
Net sales	$1,719,632	98.9%	$1,504,172	99.8%	$215,460	14.3%
Commission, franchise and other revenue	19,081	1.1	3,198	0.2	15,883	496.7%
Total revenue	1,738,713	100.0	1,507,370	100.0	231,343	15.3%
Cost of sales	(1,208,735)	(69.5)	(1,044,452)	(69.3)	(164,283)	15.7%
Operating expenses	(449,422)	(25.8)	(363,739)	(24.1)	(85,683)	23.6%
Income from equity investment in ABG-Camuto	4,692	0.2	—	—	4,692	NM
Impairment charges	—	—	(36,240)	(2.4)	36,240	NM
Operating profit	85,248	4.9	62,939	4.2	22,309	35.4%
Interest income (expense), net	(3,773)	(0.2)	1,469	0.1	(5,242)	NM
Non-operating expenses, net	(143)	0.0	(49,486)	(3.3)	49,343	(99.7)%
Income before income taxes and loss from equity investment in TSL	81,332	4.7	14,922	1.0	66,410	445.0%
Income tax provision	(22,731)	(1.3)	(27,671)	(1.8)	4,940	(17.9)%
Loss from equity investment in TSL	—	—	(1,310)	(0.1)	1,310	NM
Net income (loss)	$58,601	3.4%	$(14,059)	(0.9)%	$72,660	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.78		$(0.18)		$0.96	NM
Diluted earnings (loss) per share	$0.77		$(0.18)		$0.95	NM
Weighted average shares used in per share calculations:
Basic shares	75,267		80,187		(4,920)	(6.1)%
Diluted shares	76,281		80,187		(3,906)	(4.9)%
NM - Not meaningful

Net Sales- The following summarizes the changes in consolidated net sales from the same period last year:

(in thousands)	Six months ended August 3, 2019
Consolidated net sales for the same period last year	$1,504,172
Increase in comparable sales	16,127
Net increase from non-comparable sales and other changes	3,021
Loss of net sales from closed stores	(19,535)
Incremental external net sales from 2018 acquired businesses	221,479
Loss of net sales from the exit of Ebuys	(5,632)
Consolidated net sales	$1,719,632

The following summarizes net sales by segment:

	Six months ended		Change
(dollars in thousands)	August 3, 2019	August 4, 2018	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$1,369,760	$1,361,541	$8,219	0.6%	0.7%
Canada Retail	115,122	72,532	42,590	58.7%	8.1%
Brand Portfolio	196,289	—	196,289	NM	NA
Other	65,087	70,099	(5,012)	(7.1)%	2.5%
	1,746,258	1,504,172	242,086	16.1%
Elimination of intersegment net sales	(26,626)	—	(26,626)	NM
Consolidated net sales	$1,719,632	$1,504,172	$215,460	14.3%	1.1%
NM - Not meaningful
NA - Not applicable

Within the U.S. Retail segment, comparable sales increased due to higher comparable transactions partially offset by a decline in comparable average dollar sales per transaction. The comparable sales for the Canada Retail segment reflect the stores that were added to the comparable base beginning with the second quarter of fiscal 2019.

Commission, Franchise and Other Revenue- Commission, franchise and other revenue consists of commission income for First Cost design and buying services in the Brand Portfolio segment, royalties and other fees paid by franchisees, and rental income on owned and leased properties.

Gross Profit- Gross profit is defined as net sales, which excludes commission, franchise and other revenue, less cost of sales, calculated as follows:

	Six months ended
	August 3, 2019		August 4, 2018		Change
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%	Basis Points
Net sales	$1,719,632	100.0%	$1,504,172	100.0%
Cost of sales	(1,208,735)	(70.3)	(1,044,452)	(69.4)
Gross profit	$510,897	29.7%	$459,720	30.6%	$51,177	11.1%	(90)

The following summarizes gross profit by segment:

	Six months ended
	August 3, 2019		August 4, 2018		Change
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$417,947	30.5%	$427,945	31.4%	$(9,998)	(2.3)%	(90)
Canada Retail	37,686	32.7%	18,218	25.1%	$19,468	106.9%	760
Brand Portfolio	41,255	21.0%	—	—%	$41,255	NM	NM
Other	15,352	23.6%	13,557	19.3%	$1,795	13.2%	430
	512,240		459,720
Intercompany eliminations	(1,343)		—
Consolidated gross profit	$510,897		$459,720
NM - Not meaningful

The U.S. Retail segment gross profit margin declined primarily driven by a benefit recognized in the second quarter of fiscal 2018 as a result of adjusting our loyalty programs deferred revenue due to the relaunch of the DSW VIP rewards program and higher shipping costs in the current year associated with higher digital penetration, partially offset by higher initial markups and lower markdowns. The Canada Retail segment gross profit margin improved due to lower clearance activity. The inclusion of Camuto Group, which operates at a lower gross profit rate, decreased the consolidated gross profit margin rate.

Operating Expenses- For the six months ended August 3, 2019, operating expenses as a percentage of total revenue increased 170 basis points over the same period last year primarily driven by the impact of the acquired businesses, integration and restructuring costs and the change in accounting for previously exited leased space as a result of the transition to ASU 2016-02, partially offset by the exit of Ebuys during the previous year.

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

Impairment Charges- With the TSL acquisition being accounted for as a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during the six months ended August 4, 2018, we recorded a goodwill impairment charge, which resulted in impairing all of TSL’s goodwill.

Non-operating Expenses, net- Due to the acquisition of the remaining interest in TSL during the second quarter of fiscal 2018, we remeasured to fair value our previously held assets, which included our equity investment in TSL and notes and accounts receivable from TSL. As a result of the remeasurement, we recorded a loss of $34.0 million to non-operating income (expenses), net. Also during the second quarter of fiscal 2018, we reclassified a net loss of $12.2 million of foreign currency translation related to the previously held balances from accumulated other comprehensive loss to non-operating income (expenses), net.

Income Taxes- Our effective tax rate changed from 203.3% for the six months ended August 4, 2018 to 27.9% for the six months ended August 3, 2019. The decrease in the effective tax rate was primarily driven by valuation allowances and the goodwill impairment associated with the TSL acquisition during the six months ended August 4, 2018.

Seasonality

Our business is subject to seasonal merchandise trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter and new fall styles are primarily introduced in the third quarter.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels fluctuate seasonally.

During the six months ended August 3, 2019, we repurchased 6.1 million Class A common shares at a cost of $125.0 million, which was partially funded with borrowings on the revolving line of credit, with $351.6 million of Class A common shares that remain authorized under the program as of August 3, 2019. During the six months ended August 4, 2018, we did not repurchase any Class A common shares. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

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

Operating Cash Flows

For the six months ended August 3, 2019, net cash provided by operations was $34.2 million compared to $106.6 million for the six months ended August 4, 2018. The change was driven by a decrease in net income after adjusting for non-cash activity, including depreciation and amortization, stock-based compensation, impairment charges, the loss on previously held assets in TSL, loss on foreign currency reclassified from accumulated other comprehensive loss, the change in deferred income taxes, and lease exit charges, primarily due to including the net loss from Camuto Group during the first half of fiscal 2019. In addition, we had an increased use of cash to fund working capital requirements during the first quarter of fiscal 2019 due to the addition of the acquired businesses, which uses cash for working capital requirements in the first half of the year consistent with our U.S. retail operations.

Investing Cash Flows

For the six months ended August 3, 2019, our net cash provided by investing activities was $4.5 million, which was due to proceeds from the sale of available-for sale-securities exceeding capital expenditures of $40.3 million. During the six months ended August 4, 2018, our net cash used in investing activities was $25.7 million, which was due to the acquisition of TSL, capital expenditures of $32.1 million and $16.0 million of additional borrowings by TSL prior to the acquisition, partially offset by the net liquidation of our available-for sale-securities.

Financing Cash Flows

For the six months ended August 3, 2019, our net cash used in financing activities was $87.2 million compared to $41.1 million for the six months ended August 4, 2018. Net cash used in financing activities was primarily related to the payment of dividends. The repurchase of Class A common shares under the share repurchase program during six months ended August 3, 2019 was partially financed using our revolving line of credit.

Debt

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. On October 10, 2018, the Credit Facility was amended to include the acquisition of Camuto Group as a permitted acquisition and, following the acquisition, to utilize an accordion feature that provided for an increase to the revolving line of credit. On November 5, 2018, following the acquisition of Camuto Group, the amended Credit Facility was increased with no change to the sub-limits. As of August 3, 2019, the Credit Facility provided a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 4.1% as of August 3, 2019. Any loans issued in CAD bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 1.7% as of August 3, 2019. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of August 3, 2019, we had $235.0 million outstanding under the Credit Facility and $1.3 million in letters of credit issued, resulting in $163.7 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. As a result of the acquisition of Camuto Group, we have elected to increase the leverage ratio whereby we must maintain a leverage ratio not to exceed 3.50:1 as of the end of the fourth quarter of fiscal 2018 and for the subsequent three quarters. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of August 3, 2019, we were in compliance with all financial covenants.

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

Interest Rate Risk

We hold available-for-sale securities, which are not materially affected by changes in market interest rates. Also, as of August 3, 2019, we had $235.0 million outstanding on our revolving line of credit under our Credit Facility. Borrowings under our Credit Facility are based on a variable rate of interest, which exposes us to interest rate market risks, particularly during a period of rising interest rates. The impact of a hypothetical 100 basis point increase in interest rates on our revolving line of credit would not result in a material amount of additional expense over a 12-month period based on the balance as of August 3, 2019.

Foreign Currency Exchange Risk

We are exposed to the impact of foreign exchange rate risk primarily through our operations in Canada, where the functional currency is the Canadian dollar, as well as foreign denominated cash accounts. A hypothetical 10% movement in the exchange rates could result in a $3.0 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss within the condensed consolidated balance sheets, and $2.1 million of foreign currency revaluation, which would be recorded in non-operating income (expenses), net within the condensed consolidated statements of operations.

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

Item 1A.     Risk Factors

The following risk factors supplement and update our risk factors as set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

The imposition of new tariffs on our products could have a material adverse effect on our business and financial performance.

The U.S. Government has placed tariffs on certain goods imported from China and may impose new tariffs on goods imported from China and other countries, including footwear and other products that we import. All of the Brand Portfolio segment products are manufactured from third-party manufacturing facilities outside the U.S., whereas our retail merchandise is purchased from both domestic and foreign vendors. Many of our domestic vendors import a large portion of their merchandise from abroad. We believe almost all of our merchandise was manufactured outside the U.S., with the majority manufactured in China. In retaliation, China has responded by imposing tariffs on a wide range of products imported from the U.S. and by adjusting the value of its currency. If additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a material adverse effect on world trade and the global economy. While it is too early to predict whether or how the recently enacted tariffs will impact our business, the imposition of tariffs on footwear or other items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold, which could have a material adverse effect on our business and financial performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our business. Even in the absence of further tariffs or trade restrictions, the related uncertainty and the market's fear of an economic slowdown could lead to a decrease in consumer spending and we may experience lower net sales than expected. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses.

We are exposed to foreign tax contingencies as a result of the acquisition of Camuto Group, which could have a material adverse effect on our financial performance.

During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest. We have developed an estimate of the range of outcomes related to these obligations of $14.8 million to $30.0 million for obligations we are aware of at this time. We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

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

The following table sets forth the Class A common share repurchases during the most recent quarter:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
May 5, 2019 to June 1, 2019	—	$—	—	$401,564
June 2, 2019 to July 6, 2019(1)	2,669	$18.74	2,668	$351,564
July 7, 2019 to August 3, 2019	—	$—	—	$351,564
Total	2,669	$18.74	2,668

(1)
The total number of shares repurchased includes the shares repurchased as part of publicly announced programs (the average price paid per share includes any broker commissions) and 856 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

Dividends

The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility. On August 29, 2019, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on October 4, 2019 to shareholders of record at the close of business on September 20, 2019.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, dated March 19, 2019. Incorporated by reference to Exhibit 3.1 to Form 10-K (file no. 001-32545) filed March 26, 2019.
3.2	Amended and Restated Code of Regulations. Incorporated by reference to Exhibit 3.2 to Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1	Specimen Class A Common Shares Certificate. Incorporated by reference to Exhibit 4.1 to Form 10-Q (file no. 001-32545) filed June 4, 2019.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*
The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended August 3, 2019 and August 4, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended August 3, 2019 and August 4, 2018; (iii) Condensed Consolidated Balance Sheets as of August 3, 2019, February 2, 2019 and August 4, 2018; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended August 3, 2019 and August 4, 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended August 3, 2019 and August 4, 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	August 30, 2019	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)