Form 10-Q
period 2019-11-02
Designer Brands Inc.
filed 2019-12-10
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
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

Number of shares outstanding of each of the registrant's classes of common stock, as of December 4, 2019: 64,015,734 Class A Common Shares and 7,732,786 Class B Common Shares.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended		Nine months ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Revenue:
Net sales	$928,608	$831,669	$2,648,240	$2,335,841
Commission, franchise and other revenue	7,656	1,334	26,737	4,532
Total revenue	936,264	833,003	2,674,977	2,340,373
Cost of sales	(660,518)	(560,586)	(1,869,253)	(1,605,038)
Operating expenses	(217,476)	(226,491)	(666,898)	(590,230)
Income from equity investment in ABG-Camuto	2,662	—	7,354	—
Impairment adjustments (charges)	(4,824)	7,163	(4,824)	(29,077)
Operating profit	56,108	53,089	141,356	116,028
Interest income (expense), net	(2,174)	870	(5,947)	2,339
Non-operating income (expenses), net	15	(108)	(128)	(49,594)
Income before income taxes and loss from equity investment in TSL	53,949	53,851	135,281	68,773
Income tax provision	(10,489)	(14,532)	(33,220)	(42,203)
Loss from equity investment in TSL	—	—	—	(1,310)
Net income	$43,460	$39,319	$102,061	$25,260
Basic and diluted earnings per share:
Basic earnings per share	$0.60	$0.49	$1.38	$0.31
Diluted earnings per share	$0.60	$0.48	$1.36	$0.31
Weighted average shares used in per share calculations:
Basic shares	72,123	80,321	74,219	80,231
Diluted shares	72,947	82,287	75,149	81,686

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended		Nine months ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income	$43,460	$39,319	$102,061	$25,260
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	236	(271)	(17)	(6,321)
Unrealized net gain (loss) on debt securities	37	(133)	475	(450)
Reclassification adjustment for net losses (gains) realized in net income	(24)	14	(89)	14,179
Total other comprehensive income (loss), net of income taxes	249	(390)	369	7,408
Total comprehensive income	$43,709	$38,929	$102,430	$32,668

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
Cash and cash equivalents	$87,838	$99,369	$222,419
Investments	25,939	69,718	71,848
Accounts receivable, net	87,313	68,870	14,902
Inventories	677,696	645,317	624,167
Prepaid expenses and other current assets	48,077	71,945	49,924
Total current assets	926,863	955,219	983,260
Property and equipment, net	394,695	409,576	383,110
Operating lease assets	950,514	—	—
Goodwill	113,644	89,513	25,899
Intangible assets	23,297	46,129	20,000
Deferred tax assets	39,452	30,283	42,966
Equity investment in ABG-Camuto	54,964	58,125	—
Other assets	33,549	31,739	19,394
Total assets	$2,536,978	$1,620,584	$1,474,629
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$266,335	$261,625	$198,499
Accrued expenses	190,897	201,535	182,964
Current operating lease liabilities	184,598	—	—
Total current liabilities	641,830	463,160	381,463
Debt	235,000	160,000	—
Non-current operating lease liabilities	880,883	—	—
Other non-current liabilities	36,084	165,047	150,730
Total liabilities	1,793,797	788,207	532,193
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	993,086	978,794	975,658
Treasury shares, at cost	(515,065)	(373,436)	(325,906)
Retained earnings	292,490	254,718	320,343
Basis difference related to acquisition of commonly controlled entity	(24,993)	(24,993)	(24,993)
Accumulated other comprehensive loss	(2,337)	(2,706)	(2,666)
Total shareholders' equity	743,181	832,377	942,436
Total liabilities and shareholders' equity	$2,536,978	$1,620,584	$1,474,629

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited and in thousands, except per share data)

	Number of shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings	Basis difference related to acquisition of commonly controlled entity	Accumulated other comprehensive loss	Total
Three months ended November 2, 2019
Balance, August 3, 2019	64,911	7,733	21,169	$988,305	$(498,436)	$266,957	$(24,993)	$(2,586)	$729,247
Net income	—	—	—	—	—	43,460	—	—	43,460
Stock-based compensation activity	105	—	—	4,781	—	—	—	—	4,781
Repurchase of Class A common shares	(1,000)	—	1,000	—	(16,629)	—	—	—	(16,629)
Dividends ($0.25 per share)	—	—	—	—	—	(17,927)	—	—	(17,927)
Other comprehensive income	—	—	—	—	—	—	—	249	249
Balance, November 2, 2019	64,016	7,733	22,169	$993,086	$(515,065)	$292,490	$(24,993)	$(2,337)	$743,181
Three months ended November 3, 2018
Balance, August 4, 2018	72,561	7,733	13,091	$971,653	$(325,906)	$301,006	$(24,993)	$(2,276)	$919,484
Net income	—	—	—	—	—	39,319	—	—	39,319
Stock-based compensation activity	54	—	—	4,005	—	—	—	—	4,005
Dividends ($0.25 per share)	—	—	—	—	—	(19,982)	—	—	(19,982)
Other comprehensive loss	—	—	—	—	—	—	—	(390)	(390)
Balance, November 3, 2018	72,615	7,733	13,091	$975,658	$(325,906)	$320,343	$(24,993)	$(2,666)	$942,436
Nine months ended November 2, 2019
Balance, February 2, 2019	70,672	7,733	15,091	$978,794	$(373,436)	$254,718	$(24,993)	$(2,706)	$832,377
Cumulative effect of accounting change	—	—	—	—	—	(9,556)	—	—	(9,556)
Net income	—	—	—	—	—	102,061	—	—	102,061
Stock-based compensation activity	422	—	—	14,292	—	—	—	—	14,292
Repurchase of Class A common shares	(7,078)	—	7,078	—	(141,629)	—	—	—	(141,629)
Dividends ($0.75 per share)	—	—	—	—	—	(54,733)	—	—	(54,733)
Other comprehensive income	—	—	—	—	—	—	—	369	369
Balance, November 2, 2019	64,016	7,733	22,169	$993,086	$(515,065)	$292,490	$(24,993)	$(2,337)	$743,181
Nine months ended November 3, 2018
Balance, February 3, 2018	72,294	7,733	13,091	$961,245	$(325,906)	$354,979	$(24,993)	$(10,074)	$955,251
Net income	—	—	—	—	—	25,260	—	—	25,260
Stock-based compensation activity	321	—	—	14,413	—	—	—	—	14,413
Dividends ($0.75 per share)	—	—	—	—	—	(59,896)	—	—	(59,896)
Other comprehensive income	—	—	—	—	—	—	—	7,408	7,408
Balance, November 3, 2018	72,615	7,733	13,091	$975,658	$(325,906)	$320,343	$(24,993)	$(2,666)	$942,436

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net income	$102,061	$25,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,226	57,679
Stock-based compensation expense	13,748	13,633
Deferred income taxes	(11,411)	(15,205)
Loss (income) from equity investments	(7,354)	1,310
Loss on previously held equity investment in TSL and notes receivable from TSL	—	33,988
Impairment charges	4,824	29,077
Lease exit non-cash charges	—	7,105
Loss on foreign currency reclassified from accumulated other comprehensive loss	—	13,963
Other	(561)	5,879
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(17,484)	6,171
Inventories	(35,394)	(57,679)
Prepaid expenses and other current assets	4,403	951
Accounts payable	8,853	(3,646)
Accrued expenses	(7,838)	28,849
Net cash provided by operating activities	118,073	147,335
Cash flows from investing activities:
Cash paid for property and equipment	(59,574)	(48,545)
Purchases of available-for-sale investments	(19,889)	(16,735)
Sales of available-for-sale investments	64,233	68,468
Additional borrowings by TSL	—	(15,989)
Proceeds from working capital settlement (cash paid) for business acquisitions, net of cash acquired	4,965	(28,152)
Net cash used in investing activities	(10,265)	(40,953)
Cash flows from financing activities:
Borrowing on revolving line of credit	375,200	—
Payments on revolving line of credit	(300,200)	—
Cash paid for treasury shares	(141,629)	—
Dividends paid	(54,733)	(59,894)
Other	733	(751)
Net cash used in financing activities	(120,629)	(60,645)
Effect of exchange rate changes on cash balances	91	750
Net increase (decrease) in cash, cash equivalents, and restricted cash	(12,730)	46,487
Cash, cash equivalents, and restricted cash, beginning of period	100,568	175,932
Cash and cash equivalents, end of period	$87,838	$222,419
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$31,523	$40,366
Cash paid for interest on debt	$6,577	$—
Cash paid for operating lease liabilities	$178,225	$—
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$7,442	$7,405
Operating lease liabilities arising from lease asset additions (excluding ASU 2016-02 transition adjustments)	$17,729	$—
Adjustment to operating lease assets and lease liabilities for modifications	$60,736	$—

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

Variable Interest Entities- We had certain joint ventures ("JVs") where each joint venture licensed brands and contracts with Camuto Group to provide design, buying and sourcing services. Under the JVs, Camuto Group was responsible for managing all aspects of the brands and the JVs paid royalties, commissions, or consulting fees to the other parties. We were responsible for providing all funding to support the working capital needs of the JVs. As a result, we were considered the primary beneficiary of the JVs and consolidated the JVs within our financial statements. Assets and liabilities of the JVs in the aggregate were immaterial. During the nine months ended November 2, 2019, we terminated all of the JVs along with related licensing and design, buying and sourcing arrangements.

Integration and Restructuring Costs- During the nine months ended November 2, 2019, we incurred integration and restructuring costs related to our prior year acquisition activity, which consisted primarily of $3.8 million in severance, $6.3 million in termination fees for terminating the JVs, and $3.5 million of professional fees and other integration costs. During the nine months ended November 3, 2018, we incurred restructuring costs of $3.3 million in severance, primarily related to changes to our store staffing model. These costs are included in operating expenses in the condensed consolidated statements of operations. As of November 2, 2019 and November 3, 2018, we had $3.0 million and $1.5 million, respectively, of severance liability included in accrued expenses on the condensed consolidated balance sheets.

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

Income Taxes- Our effective tax rate changed from 62.6% for the nine months ended November 3, 2018 to 24.6% for the nine months ended November 2, 2019. The decrease in the effective tax rate was primarily driven by valuation allowances and the goodwill impairment associated with the TSL acquisition during the nine months ended November 3, 2018.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	November 2, 2019	February 2, 2019	November 3, 2018
Cash and cash equivalents	$87,838	$99,369	$222,419
Restricted cash, included in prepaid expenses and other current assets	—	1,199	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$87,838	$100,568	$222,419

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

Impairment of Long-Lived Assets- We periodically evaluate the carrying amount of our long-lived assets, primarily operating lease assets, property and equipment and definite-lived intangible assets, when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group (categorized as Level 3 under the fair value hierarchy). The reviews are conducted at the lowest identifiable level. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value.

During the three and nine months ended November 2, 2019, we recorded impairment charges of $4.8 million, including $4.5 million for an operating lease asset and other property and equipment in the Brand Portfolio segment related to the planned consolidation of certain locations as part of our integration efforts and $0.3 million primarily for operating lease assets related to under-performing stores in the Canada Retail segment.

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

Prior to the adoption of ASU 2016-02, we recognized rent expense on a straight-line basis over the noncancelable terms of the lease. For leases with fixed increases of the minimum rentals during the noncancelable term, we recorded the difference between the amounts charged to expense and the rent paid as deferred rent and amortized such deferred rent upon the delivery of the lease location by the lessor. In addition, cash allowances received from landlords were deferred and amortized on a straight-line basis over the noncancelable terms of the lease as a reduction of rent expense. Deferred rent and construction and tenant allowances are included in other non-current liabilities on the condensed consolidated balance sheets for periods prior to February 3, 2019. Also, we recorded reserves for leased spaces that were abandoned due to closure. Using a credit-adjusted

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

risk-free rate to calculate the present value of the liability, we estimated future lease obligations based on remaining fixed lease payments, estimated or actual sublease income, and any other relevant factors.

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
$120,590

The fair value of previously held assets was determined immediately before the business combination, primarily by considering the income valuation approach (discounted cash flow) and the market valuation approach (precedent comparable transactions). Additionally, other information such as current market, industry and macroeconomic conditions were utilized to assist in developing these fair value measurements. The fair value of intangible assets includes $15.7 million for tradenames, $3.6 million for favorable leasehold interests, and $1.4 million for customer relationships associated with the Canada loyalty program. The fair value of unfavorable leasehold interests, included in other non-current liabilities, was $7.6 million. The fair value for tradenames was determined using the relief from royalty method of the income approach, the fair value for leasehold interests was determined based on the market valuation approach, and the fair value for customer relationships related to the loyalty program was determined using the replacement cost method. The fair value for property and equipment were determined using the cost and market approaches. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs.

The goodwill represents the excess of the purchase price over the fair value of the net assets acquired. With this being a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

During the three months ended November 3, 2018, our condensed consolidated statements of operations included revenue and net losses for TSL of $80.1 million and $0.6 million, respectively, which included the goodwill impairment adjustment of $7.2 million. During the nine months ended November 3, 2018, our condensed consolidated statements of operations included revenue and net losses for TSL of $152.6 million and $39.1 million, respectively, which included the goodwill impairment charge of $29.1 million. Primarily in fiscal 2018, we incurred $3.1 million of acquisition-related costs as a result of the step acquisition (not included in the TSL net loss disclosed in the previous sentence), which were included in operating expenses in the condensed consolidated statements of operations.

Acquisition of Camuto Group- On November 5, 2018, we completed the acquisition of all of the outstanding securities of Camuto Group for $166.3 million, net of acquired cash of $9.7 million and a working capital settlement of $5.0 million received during the three months ended November 2, 2019. The purchase price of the acquisition, along with the acquired equity investment in ABG-Camuto (discussed below), was funded with available cash and borrowings on the revolving line of credit of $160.0 million.

The following table summarizes the preliminary and final purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired:

(in thousands)	Preliminary Purchase Price and Allocation as of November 5, 2018	Measurement Period Adjustments	Final Purchase Price and Allocation as of November 2, 2019
Purchase price -
Cash consideration, net of cash acquired	$171,251	$(4,965)	$166,286
Fair value of assets and liabilities acquired:
Accounts receivable	$83,939	$3,410	$87,349
Inventories	74,499	(2,999)	71,500
Other current assets	7,197	1,105	8,302
Property and equipment	43,906	(1,469)	42,437
Goodwill	63,614	24,131	87,745
Intangible asset	27,000	(19,000)	8,000
Other assets	13,351	—	13,351
Accounts payable and other liabilities	(122,811)	(2,030)	(124,841)
Non-current liabilities	(19,444)	(8,113)	(27,557)
	$171,251	$(4,965)	$166,286

The fair value of the intangible asset relates to customer relationships and was based on the excess earnings method under the income approach. The fair value measurement is based on significant unobservable inputs, including the future cash flows and discount and customer attrition rates. The fair values for property and equipment were determined using the cost and market approaches. The fair value of inventories, which consist of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The inventory valuation step-up was recognized to cost of goods sold during the fourth quarter of fiscal 2018 based on assumed inventory turns.

The goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and was primarily attributable to acquiring an established design and sourcing process, which provides us the opportunity to expand our exclusive brand products offering at lower cost of goods in our retail segments, and an assembled workforce. We determined that goodwill should be allocated to reporting units within the U.S. Retail and Brand Portfolio segments based on each reporting unit's estimated benefit from the expected synergies from the Camuto Group acquisition. We allocated $67.8 million of the goodwill to the U.S. Retail segment based primarily on a discounted cash flow of the sourcing benefit. The remaining $20.0 million of goodwill was allocated to the First Cost reporting unit within the Brand Portfolio segment based on the fair value of

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the reporting unit over the fair value of the net assets allocated to the reporting unit. Goodwill is expected to be deductible for income tax purposes.

Other non-current liabilities include $12.7 million of estimated unpaid foreign payroll and other taxes. We recorded an offsetting indemnification asset to other assets, which we expect to collect under the terms of the securities purchase agreement with the Sellers. See Note 16, Commitments and Contingencies, for additional information.

Measurement period adjustments were the result of refining cash flow assumptions relating to certain synergy assumptions, adjusting accruals and related indemnification receivables based on additional information, and other immaterial adjustments identified as we performed additional analysis of the assets and liabilities acquired. Adjustments to the purchase price were based on a working capital settlement with the Sellers as provided by the purchase agreement. Measurement period adjustments are recognized on a prospective basis in the period of change.

During the nine months ended November 3, 2018, we incurred $13.0 million of acquisition-related costs as a result of the acquisition, which were included in operating expenses in the condensed consolidated statements of operations. We incurred a total of $22.2 million of acquisition-related costs as a result of the acquisition during fiscal 2018.

Equity Investment in ABG-Camuto- On November 5, 2018, we acquired a 40% interest in the newly formed ABG-Camuto joint venture for $56.8 million in partnership with Authentic Brands Group LLC. Also on November 5, 2018, ABG-Camuto acquired several intellectual property rights from the Sellers and entered into a licensing agreement with us, through which ABG-Camuto earns royalties from the net sales of Camuto Group under the brands acquired.

Activity related to our equity investment in ABG-Camuto was as follows:

(in thousands)	Nine months ended November 2, 2019
Balance at beginning of period	$58,125
Share of net earnings	7,354
Distributions received	(10,515)
Balance at end of period	$54,964

Combined Results- The following table provides the supplemental pro forma total revenue and net income of the combined entity had the acquisition dates of TSL and Camuto Group and the investment in ABG-Camuto been the first day of our fiscal 2017:

(in thousands)	Three months ended November 3, 2018	Nine months ended November 3, 2018
Total revenue	$963,923	$2,719,133
Net income	$48,047	$98,190

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

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.    REVENUE

Disaggregation of Revenue- The following table presents our total revenue disaggregated by segments:

	Three months ended		Nine months ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Segment net sales:
U.S. Retail	$716,775	$721,746	$2,086,535	$2,083,287
Canada Retail	76,299	80,072	191,421	152,604
Brand Portfolio	130,582	—	326,871	—
Other	28,848	29,851	93,935	99,950
Total segment net sales	952,504	831,669	2,698,762	2,335,841
Commission, franchise and other revenue	9,352	1,334	30,028	4,532
	961,856	833,003	2,728,790	2,340,373
Elimination of intersegment revenue	(25,592)	—	(53,813)	—
Total revenue	$936,264	$833,003	$2,674,977	$2,340,373

The U.S. Retail and Brand Portfolio segments and Other net sales recognized are primarily based on sales to customers in the U.S., and Canada Retail segment net sales recognized are based on sales to customers in Canada. Revenue realized from geographic markets outside of the U.S. and Canada have collectively been immaterial.

The following table presents total revenue by product and service category:

	Three months ended		Nine months ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales:
U.S. Retail segment:
Women's footwear	$492,062	$496,531	$1,432,573	$1,433,152
Men's footwear	132,158	136,503	402,042	421,235
Accessories, kids and other	92,555	88,712	251,920	228,900
	716,775	721,746	2,086,535	2,083,287
Canada Retail segment:
Women's footwear	38,887	42,595	103,046	84,662
Men's footwear	17,282	18,835	46,722	38,290
Accessories, kids and other	20,130	18,642	41,653	29,652
	76,299	80,072	191,421	152,604
Brand Portfolio segment:
Wholesale	117,359	—	297,690	—
Direct-to-consumer	13,223	—	29,181	—
	130,582	—	326,871	—
Other	28,848	29,851	93,935	99,950
Total segment net sales	952,504	831,669	2,698,762	2,335,841
Commission, franchise and other revenue	9,352	1,334	30,028	4,532
	961,856	833,003	2,728,790	2,340,373
Elimination of intersegment revenue	(25,592)	—	(53,813)	—
Total revenue	$936,264	$833,003	$2,674,977	$2,340,373

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended		Nine months ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gift cards:
Beginning of period	$28,277	$26,791	$34,998	$32,792
Gift cards redeemed and breakage recognized to net sales	(18,027)	(17,390)	(62,125)	(61,424)
Gift cards issued	15,848	15,507	53,225	53,540
End of period	$26,098	$24,908	$26,098	$24,908
Loyalty programs:
Beginning of period	$16,034	$16,786	$16,151	$21,282
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(9,008)	(6,465)	(27,836)	(29,850)
Deferred revenue for loyalty points issued	10,054	7,669	28,765	26,558
End of period	$17,080	$17,990	$17,080	$17,990

4.    RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of November 2, 2019, the Schottenstein Affiliates, entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 16% of the Company's outstanding common shares, representing approximately 52% of the combined voting power. As of November 2, 2019, the Schottenstein Affiliates beneficially owned 3.4 million Class A common shares and 7.7 million Class B common shares. We had the following related party transactions with Schottenstein Affiliates:

Leases- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. See Note 15, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During the three months ended November 2, 2019 and November 3, 2018, we had other purchases and services from Schottenstein Affiliates of $1.2 million and $1.3 million, respectively. During the nine months ended November 2, 2019 and November 3, 2018, we had other purchases and services from Schottenstein Affiliates of $4.6 million and $4.5 million, respectively.

Due to Related Parties- As of November 2, 2019, February 2, 2019 and November 3, 2018, we had amounts due to related parties of $0.6 million, $1.0 million and $0.7 million, respectively, included in accounts payable on the condensed consolidated balance sheets.

ABG-Camuto

Beginning in the fourth quarter of fiscal 2018, we have a 40% interest in ABG-Camuto. ABG-Camuto entered into a licensing agreement with us whereby we pay royalties on the net sales of the brands owned by ABG-Camuto. During the three and nine months ended November 2, 2019, we recorded $4.4 million and $13.7 million of royalty expense payable to ABG-Camuto, respectively. As of February 2, 2019, we had $2.4 million payable to ABG-Camuto, included in accrued expenses on the condensed consolidated balance sheets.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    EARNINGS PER SHARE

Basic earnings per share is based on net income and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options and restricted stock units ("RSUs") calculated using the treasury stock method.

The following is a reconciliation of the number of shares used in the calculation of earnings per share:

	Three months ended		Nine months ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Weighted average basic shares outstanding	72,123	80,321	74,219	80,231
Dilutive effect of stock-based compensation awards	824	1,966	930	1,455
Weighted average diluted shares outstanding	72,947	82,287	75,149	81,686

For the three months ended November 2, 2019 and November 3, 2018, the number of potential shares that were not included in the computation of diluted earnings per share due to the anti-dilutive effect was 4.9 million and 1.3 million, respectively. For the nine months ended November 2, 2019 and November 3, 2018, the number of potential shares that were not included in the computation of diluted earnings per share due to the anti-dilutive effect was 3.2 million and 2.0 million, respectively.

6.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Nine months ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Stock options	$428	$960	$1,814	$4,098
Restricted and director stock units	3,589	2,975	11,934	9,535
	$4,017	$3,935	$13,748	$13,633

The following table summarizes the stock-based compensation award activity for the nine months ended November 2, 2019:

	Number of shares
(in thousands)	Stock Options	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	4,001	989	596
Granted	—	943	493
Exercised / vested	(169)	(145)	(97)
Forfeited / expired	(48)	(83)	—
Outstanding - end of period	3,784	1,704	992

As of November 2, 2019, 2.6 million shares of Class A common shares remain available for future stock-based compensation grants under the 2014 Long-Term Incentive Plan.

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

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides additional information for our common shares:

	November 2, 2019		February 2, 2019		November 3, 2018
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	86,185	7,733	85,763	7,733	85,706	7,733
Outstanding shares	64,016	7,733	70,672	7,733	72,615	7,733
Treasury shares	22,169	—	15,091	—	13,091	—

We have authorized 100 million shares of no par value preferred shares with no shares issued for any of the periods presented.

Dividends- On December 10, 2019, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on January 3, 2020 to shareholders of record at the close of business on December 20, 2019.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the nine months ended November 2, 2019, we repurchased 7.1 million Class A common shares at a cost of $141.6 million, with $334.9 million of Class A common shares that remain authorized under the program as of November 2, 2019. During the nine months ended November 3, 2018, we did not repurchase any Class A common shares. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

Accumulated Other Comprehensive Loss- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Three months ended
	November 2, 2019			November 3, 2018
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(2,581)	$(5)	$(2,586)	$(1,365)	$(911)	$(2,276)
Other comprehensive income (loss) before reclassifications	236	37	273	(271)	(133)	(404)
Amounts reclassified to non-operating income (expenses), net	—	(24)	(24)	—	14	14
Other comprehensive income (loss)	236	13	249	(271)	(119)	(390)
Accumulated other comprehensive loss - end of period	$(2,345)	$8	$(2,337)	$(1,636)	$(1,030)	$(2,666)

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine months ended
	November 2, 2019			November 3, 2018
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(2,328)	$(378)	$(2,706)	$(9,278)	$(796)	$(10,074)
Other comprehensive income (loss) before reclassifications	(17)	475	458	(6,321)	(450)	(6,771)
Amounts reclassified to non-operating expenses, net	—	(89)	(89)	13,963	216	14,179
Other comprehensive income	(17)	386	369	7,642	(234)	7,408
Accumulated other comprehensive loss - end of period	$(2,345)	$8	$(2,337)	$(1,636)	$(1,030)	$(2,666)

8.    ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

(in thousands)	November 2, 2019	February 2, 2019	November 3, 2018
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$70,301	$47,599	$—
Serviced by third-party provider without guaranteed payment	699	280	—
Serviced in-house	8,094	9,892	2,181
Construction and tenant allowance receivables due from landlords(1)	—	4,034	5,043
Other receivables	10,854	8,004	7,678
Accounts receivable	89,948	69,809	14,902
Allowance for doubtful accounts	(2,635)	(939)	—
Accounts receivable, net	$87,313	$68,870	$14,902

(1)	Upon transition to ASU 2016-02 at the beginning of fiscal 2019, amounts for construction and tenant allowance receivables due from landlords were netted against the operating lease liabilities.

9.    INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	November 2, 2019	February 2, 2019	November 3, 2018
Carrying value of investments	$25,903	$70,195	$72,827
Unrealized gains included in accumulated other comprehensive loss	43	44	3
Unrealized losses included in accumulated other comprehensive loss	(7)	(521)	(982)
Fair value	$25,939	$69,718	$71,848

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.    PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(in thousands)	November 2, 2019	February 2, 2019	November 3, 2018
Land	$1,110	$1,110	$1,110
Buildings	13,445	12,485	12,485
Building and leasehold improvements	442,609	437,116	432,367
Furniture, fixtures and equipment	478,463	487,494	455,263
Software	174,324	161,226	152,793
Construction in progress(1)	36,489	38,646	41,908
Total property and equipment	1,146,440	1,138,077	1,095,926
Accumulated depreciation and amortization	(751,745)	(728,501)	(712,816)
Property and equipment, net	$394,695	$409,576	$383,110

(1)	Construction in progress is comprised primarily of the construction of leasehold improvements and furniture and fixtures related to unopened stores and internal-use software under development.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	Nine months ended
	November 2, 2019			November 3, 2018
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$25,899	$—	$25,899	$25,899	$—	$25,899
Canada Retail	42,048	(42,048)	—	—	—	—
Brand Portfolio	63,614	—	63,614	—	—	—
Other	—	—	—	53,790	(53,790)	—
	131,561	(42,048)	89,513	79,689	(53,790)	25,899
Activity by segment:
U.S. Retail -
Allocation of goodwill from Brand Portfolio	67,756	—	67,756	—	—	—
Canada Retail:
Acquired TSL goodwill	—	—	—	29,807	—	29,807
Impairment charges	—	—	—	—	(29,077)	(29,077)
Currency translation adjustment	(195)	195	—	(762)	32	(730)
Brand Portfolio:
Purchase price and allocation adjustments	24,131	—	24,131	—	—	—
Allocation of goodwill to U.S. Retail	(67,756)	—	(67,756)	—	—	—
Other - Eliminated goodwill from Ebuys exit	—	—	—	(53,790)	53,790	—
	23,936	195	24,131	(24,745)	24,745	—
End of period by segment:
U.S. Retail	93,655	—	93,655	25,899	—	25,899
Canada Retail	41,853	(41,853)	—	29,045	(29,045)	—
Brand Portfolio	19,989	—	19,989	—	—	—
	$155,497	$(41,853)	$113,644	$54,944	$(29,045)	$25,899

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
November 2, 2019
Definite-lived customer relationships	$9,369	$(1,684)	$7,685
Indefinite-lived trademarks and tradenames	15,612	—	15,612
	$24,981	$(1,684)	$23,297
February 2, 2019
Definite-lived:
Customer relationships	$28,375	$(1,010)	$27,365
Favorable leasehold interests	3,513	(295)	3,218
Indefinite-lived trademarks and tradenames	15,546	—	15,546
	$47,434	$(1,305)	$46,129
November 3, 2018
Definite-lived:
Customer relationships	$1,373	$(229)	$1,144
Favorable leasehold interests	3,510	(200)	3,310
Indefinite-lived trademarks and tradenames	15,546	—	15,546
	$20,429	$(429)	$20,000

The customer relationships are amortized by the straight-line method over three years associated with the Canada loyalty program and eight years for Brand Portfolio customer relationships. Upon transition to ASU 2016-02 at the beginning of fiscal 2019, amounts for favorable leasehold interests were netted against the operating lease assets.

12.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	November 2, 2019	February 2, 2019	November 3, 2018
Gift cards and merchandise credits	$26,098	$34,998	$24,908
Accrued compensation and related expenses	26,023	53,577	37,317
Accrued taxes	29,203	16,491	30,321
Loyalty programs deferred revenue	17,080	16,151	17,990
Sales returns	24,371	17,743	17,286
Customer allowances and discounts	10,326	13,094	—
Other(1)	57,796	49,481	55,142
	$190,897	$201,535	$182,964

(1)	Other is comprised of various other accrued expenses that we expect will settle within one year of the applicable period.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.    OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following:

(in thousands)	November 2, 2019	February 2, 2019	November 3, 2018
Foreign tax contingent liabilities	$15,542	$13,429	$—
Deferred tax liabilities	1,146	3,260	—
Construction and tenant allowances(1)	—	71,634	73,531
Deferred rent(1)	—	35,934	35,644
Accrual for lease obligations(1)	—	16,483	12,348
Unfavorable leasehold interests(1)	—	5,779	6,310
Other(2)	19,396	18,528	22,897
	$36,084	$165,047	$150,730

(1)
Upon transition to ASU 2016-02 at the beginning of fiscal 2019, amounts for construction and tenant allowances, deferred rent, the accrual for lease obligations, and unfavorable leasehold interests were netted against the operating lease assets.

(2)	Other is comprised of various other accrued expenses that we expect will settle beyond one year from the end of the applicable period.

The following table presents the changes and total balances for the accrual for lease obligations:

	Nine months ended
(in thousands)	November 2, 2019	November 3, 2018
Beginning of period	$16,483	$6,511
Netted against lease assets upon transition to ASU 2016-02	(16,483)	—
Additions	—	21,008
Lease obligation payments, net of sublease income	—	(15,244)
Adjustments	—	73
End of period	$—	$12,348

14.    DEBT

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. On October 10, 2018, the Credit Facility was amended to include the acquisition of Camuto Group as a permitted acquisition and, following the acquisition, to utilize an accordion feature that provided for an increase to the revolving line of credit. On November 5, 2018, following the acquisition of Camuto Group, the amended Credit Facility was increased with no change to the sub-limits. As of November 2, 2019, the Credit Facility provided a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 3.7% as of November 2, 2019. Any loans issued in CAD bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 1.8% as of November 2, 2019. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of November 2, 2019, we had $235.0 million outstanding under the Credit Facility and $3.0 million in letters of credit issued, resulting in $162.0 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. As a result of the acquisition of Camuto Group, we have elected to increase the leverage ratio whereby we must maintain a leverage ratio not to exceed 3.50:1 as of the end of the fourth quarter of fiscal 2018 and for the subsequent three quarters. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of November 2, 2019, we were in compliance with all financial covenants.

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

Lease income and lease expense consisted of the following for the three and nine months ended November 2, 2019 (after the adoption of ASU 2016-02) and November 3, 2018 (prior to the adoption of ASU 2016-02):

	Three months ended		Nine months ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Operating lease income	$2,462	$1,172	$6,910	$3,469
Operating lease expense:
Lease expense to unrelated parties	$53,674	$50,838	$159,735	$147,586
Lease expense to related parties	2,387	2,304	7,100	6,895
Variable lease expense to unrelated parties	13,539	5,804	39,542	18,302
Variable lease expense to related parties	325	—	975	—
	$69,925	$58,946	$207,352	$172,783

November 2, 2019
Other operating lease information:
Weighted-average remaining lease term	6.1 years
Weighted-average discount rate	4.0%

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of November 2, 2019, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
Remainder of fiscal 2019	$38,662	$1,580	$40,242
Fiscal 2020	234,020	9,364	243,384
Fiscal 2021	219,997	8,697	228,694
Fiscal 2022	186,327	7,418	193,745
Fiscal 2023	146,263	4,573	150,836
Future fiscal years thereafter	332,968	15,493	348,461
	1,158,237	47,125	1,205,362
Less discounting impact on operating leases	(134,290)	(5,591)	(139,881)
Total operating lease liabilities	1,023,947	41,534	1,065,481
Less current operating lease liabilities	(177,414)	(7,184)	(184,598)
Non-current operating lease liabilities	$846,533	$34,350	$880,883

As of November 2, 2019, we have entered into lease commitments for seven new store locations and two store relocations where the leases have not yet commenced, and therefore the lease liabilities have not yet been recorded. We expect the lease commencement to begin in the next fiscal quarter for these locations and we will record additional operating lease liabilities of approximately $15.0 million.

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

Foreign Tax Contingencies- During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest. We have developed an estimate of the range of outcomes related to these obligations of $15.5 million to $30.0 million for obligations we are aware of at this time. As of November 2, 2019, we recorded a contingent liability of $15.5 million, representing the low end of the range, and an indemnification asset of $12.7 million, representing the estimated amount as of the acquisition date, which we expect to collect under the terms of the securities purchase agreement with the Sellers. We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Guarantee- As a result of a previous merger, we provided a guarantee for a lease commitment that is scheduled to expire in 2024 for a location that has been leased to a third party. If the third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of November 2, 2019, the total future minimum lease payment requirements for this guarantee were approximately $14.2 million.

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

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate/Eliminations	Total
Three months ended November 2, 2019
External revenue:
Net sales	$716,775	$76,299	$106,686	$28,848	$—	$928,608
Commission, franchise and other revenue	—	—	5,218	—	2,438	7,656
Total revenue	$716,775	$76,299	$111,904	$28,848	$2,438	$936,264
Intersegment revenue	$—	$—	$25,592	$—	$(25,592)	$—
Gross profit(1)	$201,409	$27,485	$33,936	$6,291	$(1,031)	$268,090
Income from equity investment in ABG-Camuto	$—	$—	$2,662	$—	$—	$2,662
Three months ended November 3, 2018
Revenue:
Net sales	$721,746	$80,072	$—	$29,851	$—	$831,669
Commission, franchise and other revenue	—	—	—	—	1,334	1,334
Total revenue	$721,746	$80,072	$—	$29,851	$1,334	$833,003
Gross profit(1)	$239,650	$25,364	$—	$6,069	$—	$271,083
Nine months ended November 2, 2019
External revenue:
Net sales	$2,086,535	$191,421	$276,349	$93,935	$—	$2,648,240
Commission, franchise and other revenue	—	—	14,827	—	11,910	26,737
Total revenue	$2,086,535	$191,421	$291,176	$93,935	$11,910	$2,674,977
Intersegment revenue	$—	$—	$53,813	$—	$(53,813)	$—
Gross profit(1)	$619,356	$65,171	$75,191	$21,643	$(2,374)	$778,987
Income from equity investment in ABG-Camuto	$—	$—	$7,354	$—	$—	$7,354
Nine months ended November 3, 2018
Revenue:
Net sales	$2,083,287	$152,604	$—	$99,950	$—	$2,335,841
Commission, franchise and other revenue	—	—	—	—	4,532	4,532
Total revenue	$2,083,287	$152,604	$—	$99,950	$4,532	$2,340,373
Gross profit(1)	$667,595	$43,582	$—	$19,626	$—	$730,803

(1)	Gross profit is defined as net sales, which excludes commission, franchise and other revenue, less cost of sales.

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

•	our success in growing our store base and digital demand;

•	our ability to successfully integrate recently acquired businesses or realize the anticipated benefits of the acquisitions after we complete our integration efforts;

•	our ability to protect our reputation and to maintain the brands we license;

•	maintaining strong relationships with our vendors, manufacturers and wholesale customers;

•	our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;

•	risks related to the loss or disruption of our distribution and/or fulfillment operations;

•	continuation of agreements with and our reliance on the financial condition of Stein Mart;

•	our ability to execute our strategies;

•	fluctuation of our comparable sales and quarterly financial performance;

•	risks related to the loss or disruption of our information systems and data;

•	our ability to prevent or mitigate breaches of our information security and the compromise of sensitive and confidential data;

•	failure to retain our key executives or attract qualified new personnel;

•	our reliance on our loyalty programs and marketing to drive traffic, sales and customer loyalty;

•	risks related to leases of our properties;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	our reliance on foreign sources for merchandise and risks inherent to international trade;

•	the imposition of new tariffs on our products;

•	exposure to foreign tax contingencies;

•	uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation;

•	uncertain general economic conditions;

•	risks related to holdings of cash and investments and access to liquidity; and

•	fluctuations in foreign currency exchange rates.

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

Executive Overview

Our long-term initiatives remain in place despite the recent headwinds. We continue to make meaningful progress against our strategic initiatives, and we are on our way to achieving our goals of growing market share, adding negotiating leverage through our scale and providing a unique offering of brands we produce. We are differentiated by our innovative services, our best-in-class loyalty programs, and our enhanced customer shopping experience, both in stores and online.

During the third quarter, we faced several challenges that impacted our results, including weather, tariff impacts and system implementation issues. However, we continue to be pleased with the performance of our Canada Retail segment with continued positive comparable sales and further margin growth, benefiting from moving their digital offering to the platform we use in the U.S. and the launch of new loyalty programs for our Canadian customers. The Brand Portfolio segment gives us the capability to design, source and market differentiated product and better position us to grow private label brands at DSW in the U.S. We remain on track to convert the production of the majority of our DSW private label to the Brand Portfolio segment in fiscal 2020. At that time, we expect to realize the benefits of having greater exclusivity in product offerings at higher margins.

Comparability

There are a number of items that affect comparability when reviewing our results of operations for the periods presented in this Quarterly Report on Form 10-Q. Significant items to consider include:

•
On May 10, 2018, we acquired the remaining interest in TSL that we did not previously own. TSL results were included in the condensed consolidated results of operations as a wholly-owned subsidiary, beginning with the second quarter of fiscal 2018. The loss from our equity investment interest in TSL was included in our condensed consolidated results of operations for the first quarter of fiscal 2018. Due to the acquisition of the remaining interest in TSL, we remeasured to fair value our previously held assets, which included our equity investment in TSL and notes and accounts receivable from TSL. During the second quarter of fiscal 2018, as a result of the remeasurement, we recorded a loss of $34.0 million to non-operating income (expenses), net. Also during the second quarter of fiscal 2018, we reclassified a net loss of $12.2 million of foreign currency translation adjustments related to the previously held balances from accumulated other comprehensive loss to non-operating income (expenses), net. In addition, with the TSL acquisition being accounted for as a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during fiscal 2018, we recorded a goodwill impairment charge, net of adjustments as a result of recording adjustments to the preliminary purchase allocations, which resulted in impairing all of TSL’s goodwill.

•
During the three and nine months ended November 3, 2018, as a result of our decision to exit the Town Shoes banner, we closed certain Town Shoes banner stores with remaining lease terms and recorded a lease exit charge of $13.4 million and $13.8 million, respectively.

•
On November 5, 2018, we completed the acquisition of Camuto Group. Camuto Group's results were included in the condensed consolidated results of operations as a wholly-owned subsidiary, beginning with the fourth quarter of fiscal 2018.

•	During the three and nine months ended November 3, 2018, we incurred acquisition-related costs and target acquisition costs of $13.0 million and $18.6 million, respectively.

•
During the three and nine months ended November 2, 2019, we incurred integration and restructuring costs related to our prior year acquisition activity of $1.5 million and $13.6 million, respectively, which consisted primarily of severance, termination fees for terminating the JVs, and professional fees and other integration costs. During the nine months ended November 3, 2018, we incurred restructuring costs of $3.3 million in severance, primarily related to changes in our store staffing model.

•
During the three and nine months ended November 2, 2019, we recorded impairment charges of $4.8 million related to the planned consolidation of certain Brand Portfolio segment locations as part of our integration efforts and under-performing stores in the Canada Retail segment.

•
The first quarter of fiscal 2018 included the wind-down operations of Ebuys, including incremental income tax expense of $2.3 million. In addition, during the three and nine months ended November 3, 2018, we recorded lease exit and other termination costs of $2.7 million and $7.2 million, respectively.

Financial Summary

Total revenue increased to $936.3 million for the three months ended November 2, 2019 from $833.0 million for the three months ended November 3, 2018. The 12.4% increase in total revenue was primarily driven by incremental revenue from the acquired Camuto Group business and a 0.3% increase in comparable sales, partially offset by the impact of stores closed since the end of the third quarter of fiscal 2018, primarily the Town Shoes banner stores.

During the three months ended November 2, 2019, gross profit as a percentage of net sales was 28.9%, a decrease of 370 basis points from 32.6% in the previous year. The decrease in the gross profit rate was primarily driven by lower margins in the U.S. Retail segment due to being more promotional and higher shipping costs in the current year associated with higher digital penetration, partially offset by higher margins in the Canada Retail segment due to lower clearance activity and improved leverage in occupancy costs.

Net income for the three months ended November 2, 2019 was $43.5 million, or $0.60 per diluted share, which included net after-tax charges of $5.1 million, or $0.07 per diluted share, primarily related to impairment charges and integration and restructuring expenses associated with the businesses acquired in fiscal 2018. Net income for the three months ended November 3, 2018 was $39.3 million, or $0.48 per diluted share, which included net after-tax charges of $18.6 million, or $0.22 per diluted share, primarily related to acquisition activity and the exit of the Town Shoes banner.

We have continued making investments in our business that support our long-term growth objectives. During the nine months ended November 2, 2019, we invested $59.6 million in capital expenditures compared to $48.5 million during the nine months ended November 3, 2018. The increase in capital expenditures this year over last year was primarily driven by the investments in the acquired businesses and infrastructure necessary to integrate the businesses. Our capital expenditures during the nine months ended November 2, 2019 primarily related to 16 new store openings, multiple store remodels and investments in business infrastructure.

Results of Operations

Comparison of the Three Months Ended November 2, 2019 with the Three Months Ended November 3, 2018

	Three months ended
	November 2, 2019		November 3, 2018		Change
(dollars in thousands, except per share amounts)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Revenue:
Net sales	$928,608	99.2%	$831,669	99.8%	$96,939	11.7%
Commission, franchise and other revenue	7,656	0.8	1,334	0.2	6,322	473.9%
Total revenue	936,264	100.0	833,003	100.0	103,261	12.4%
Cost of sales	(660,518)	(70.5)	(560,586)	(67.3)	(99,932)	17.8%
Operating expenses	(217,476)	(23.2)	(226,491)	(27.2)	9,015	(4.0)%
Income from equity investment in ABG-Camuto	2,662	0.3	—	—	2,662	NM
Impairment adjustments (charges)	(4,824)	(0.5)	7,163	0.9	(11,987)	NM
Operating profit	56,108	6.1	53,089	6.4	3,019	5.7%
Interest income (expense), net	(2,174)	(0.3)	870	0.1	(3,044)	NM
Non-operating income (expenses), net	15	0.0	(108)	(0.0)	123	NM
Income before income taxes	53,949	5.8	53,851	6.5	98	0.2%
Income tax provision	(10,489)	(1.1)	(14,532)	(1.7)	4,043	(27.8)%
Net income	$43,460	4.7%	$39,319	4.8%	$4,141	10.5%
Basic and diluted earnings per share:
Basic earnings per share	$0.60		$0.49		$0.11	22.4%
Diluted earnings per share	$0.60		$0.48		$0.12	25.0%
Weighted average shares used in per share calculations:
Basic shares	72,123		80,321		(8,198)	(10.2)%
Diluted shares	72,947		82,287		(9,340)	(11.4)%
NM - Not meaningful

Net Sales- The following summarizes the changes in consolidated net sales from the same period last year:

(in thousands)	Three months ended November 2, 2019
Consolidated net sales for the same period last year	$831,669
Increase in comparable sales(1)	2,041
Net increase from non-comparable sales and other changes	1,956
Loss of net sales from closed stores	(13,744)
Incremental external net sales from Camuto Group	106,686
Consolidated net sales	$928,608

(1)
A store is considered comparable when in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed. Comparable sales include e-commerce sales. Stores in Canada from the TSL acquisition that were in operation for at least 14 months at the beginning of fiscal 2019, along with its e-commerce sales, were added to the comparable base beginning with the second quarter of fiscal 2019. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period in the prior year. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

The following summarizes net sales by segment:

	Three months ended		Change
(dollars in thousands)	November 2, 2019	November 3, 2018	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$716,775	$721,746	$(4,971)	(0.7)%	—%
Canada Retail	76,299	80,072	(3,773)	(4.7)%	4.4%
Brand Portfolio	130,582	—	130,582	NM	NA
Other	28,848	29,851	(1,003)	(3.4)%	(2.4)%
Total segment net sales	952,504	831,669	120,835	14.5%	0.3%
Elimination of intersegment net sales	(23,896)	—	(23,896)	NM
Consolidated net sales	$928,608	$831,669	$96,939	11.7%
NM - Not meaningful
NA - Not applicable

Within the U.S. Retail segment, comparable sales were flat due to higher comparable transactions with higher volume from digital orders offsetting lower store traffic, which was offset by a decline in comparable average dollar sales per transaction due to being more promotional. Within the Canada Retail segment, comparable sales increased due to higher comparable transactions, primarily as a result of the significant improvements to its digital platform.

Commission, Franchise and Other Revenue- Commission, franchise and other revenue includes commission income for First Cost design and buying services in the Brand Portfolio segment, royalties and other fees paid by franchisees, and rental income on owned and leased properties, summarized as follows:

	Three months ended		Change
(dollars in thousands)	November 2, 2019	November 3, 2018	Amount	%
Commission income from Brand Portfolio segment	$6,914	$—	$6,914	NM
Franchise and other revenue	2,438	1,334	1,104	82.8%
	9,352	1,334	8,018	601.0%
Elimination of intersegment commission income	(1,696)	—	(1,696)	NM
Consolidated commission, franchise and other revenue	$7,656	$1,334	$6,322	473.9%

Gross Profit- Gross profit is defined as net sales, which excludes commission, franchise and other revenue, less cost of sales, calculated as follows:

	Three months ended
	November 2, 2019		November 3, 2018		Change
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%	Basis Points
Net sales	$928,608	100.0%	$831,669	100.0%
Cost of sales	(660,518)	(71.1)	(560,586)	(67.4)
Gross profit	$268,090	28.9%	$271,083	32.6%	$(2,993)	(1.1)%	(370)

The following summarizes gross profit by segment:

	Three months ended
	November 2, 2019		November 3, 2018		Change
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$201,409	28.1%	$239,650	33.2%	$(38,241)	(16.0)%	(510)
Canada Retail	27,485	36.0%	25,364	31.7%	$2,121	8.4%	430
Brand Portfolio	33,936	26.0%	—	—%	$33,936	NM	NM
Other	6,291	21.8%	6,069	20.3%	$222	3.7%	150
	269,121		271,083
Elimination of intersegment gross profit	(1,031)		—
Consolidated gross profit	$268,090		$271,083
NM - Not meaningful

The U.S. Retail segment gross profit margin decreased primarily driven by being more promotional than the prior year and higher shipping costs in the current year associated with higher online orders, partially offset by an increase in initial markups. The Canada Retail segment gross profit margin improved primarily due to lower clearance activity with improvements in the inventory position and improved leverage in occupancy costs with the exit of the Town Shoes banner last year.

Elimination of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	November 2, 2019	November 3, 2018
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(23,896)	$—
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	17,363	—
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	5,502	—
Gross profit	$(1,031)	$—

Operating Expenses- For the three months ended November 2, 2019, operating expenses as a percentage of total revenue decreased 400 basis points over the same period last year primarily driven by lower incentive compensation, the impact of lease exit charges, acquisition-related costs and restructuring charges in the prior year, and lower marketing investments, partially offset by the impact of including Camuto Group in the consolidated results.

Income from Equity Investment in ABG-Camuto- We account for our equity investment in ABG-Camuto using the equity method of accounting, with the net earnings attributable to our 40% investment being classified within operating profit. ABG-Camuto is an integral part of the Brand Portfolio segment, primarily due to our licensing with ABG-Camuto, which allows us to sell licensed branded products to wholesale customers.

Impairment Adjustments (Charges)- For the three months ended November 2, 2019, we recorded impairment charges primarily related to the planned consolidation of certain locations as part of our integration efforts for the Brand Portfolio segment. With the TSL acquisition being accounted for as a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during the three months ended November 3, 2018, we recorded a goodwill impairment adjustment, as a result of recording adjustments to the preliminary purchase allocations.

Income Taxes- Our effective tax rate changed from 27.0% for the three months ended November 3, 2018 to 19.4% for the three months ended November 2, 2019. During the three months ended November 2, 2019, the effective tax rate was impacted by the release of valuation allowances as a result of the improved performance in Canada and other favorable discrete items.

Comparison of the Nine Months Ended November 2, 2019 with the Nine Months Ended November 3, 2018

	Nine months ended
	November 2, 2019		November 3, 2018		Change
(dollars in thousands, except per share amounts)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Revenue:
Net sales	$2,648,240	99.0%	$2,335,841	99.8%	$312,399	13.4%
Commission, franchise and other revenue	26,737	1.0	4,532	0.2	22,205	490.0%
Total revenue	2,674,977	100.0	2,340,373	100.0	334,604	14.3%
Cost of sales	(1,869,253)	(69.9)	(1,605,038)	(68.6)	(264,215)	16.5%
Operating expenses	(666,898)	(24.9)	(590,230)	(25.2)	(76,668)	13.0%
Income from equity investment in ABG-Camuto	7,354	0.3	—	—	7,354	NM
Impairment charges	(4,824)	(0.2)	(29,077)	(1.2)	24,253	(83.4)%
Operating profit	141,356	5.3	116,028	5.0	25,328	21.8%
Interest income (expense), net	(5,947)	(0.3)	2,339	0.1	(8,286)	NM
Non-operating expenses, net	(128)	(0.0)	(49,594)	(2.1)	49,466	(99.7)%
Income before income taxes and loss from equity investment in TSL	135,281	5.0	68,773	3.0	66,508	96.7%
Income tax provision	(33,220)	(1.2)	(42,203)	(1.8)	8,983	(21.3)%
Loss from equity investment in TSL	—	—	(1,310)	(0.1)	1,310	NM
Net income	$102,061	3.8%	$25,260	1.1%	$76,801	304.0%
Basic and diluted earnings per share:
Basic earnings per share	$1.38		$0.31		$1.07	345.2%
Diluted earnings per share	$1.36		$0.31		$1.05	338.7%
Weighted average shares used in per share calculations:
Basic shares	74,219		80,231		(6,012)	(7.5)%
Diluted shares	75,149		81,686		(6,537)	(8.0)%
NM - Not meaningful

Net Sales- The following summarizes the changes in consolidated net sales from the same period last year:

(in thousands)	Nine months ended November 2, 2019
Consolidated net sales for the same period last year	$2,335,841
Increase in comparable sales	18,199
Net increase from non-comparable sales and other changes	5,098
Loss of net sales from closed stores	(33,431)
Incremental external net sales from 2018 acquired businesses	328,165
Loss of net sales from the exit of Ebuys	(5,632)
Consolidated net sales	$2,648,240

The following summarizes net sales by segment:

	Nine months ended		Change
(dollars in thousands)	November 2, 2019	November 3, 2018	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$2,086,535	$2,083,287	$3,248	0.2%	0.5%
Canada Retail	191,421	152,604	38,817	25.4%	6.1%
Brand Portfolio	326,871	—	326,871	NM	NA
Other	93,935	99,950	(6,015)	(6.0)%	0.9%
Total segment net sales	2,698,762	2,335,841	362,921	15.5%	0.8%
Elimination of intersegment net sales	(50,522)	—	(50,522)	NM
Consolidated net sales	$2,648,240	$2,335,841	$312,399	13.4%
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

Commission, Franchise and Other Revenue- Commission, franchise and other revenue includes commission income for First Cost design and buying services in the Brand Portfolio segment, royalties and other fees paid by franchisees, and rental income on owned and leased properties, summarized as follows:

	Nine months ended		Change
(dollars in thousands)	November 2, 2019	November 3, 2018	Amount	%
Commission income from Brand Portfolio segment	$18,118	$—	$18,118	NM
Franchise and other revenue	11,910	4,532	7,378	162.8%
	30,028	4,532	25,496	562.6%
Elimination of intersegment commission income	(3,291)	—	(3,291)	NM
Consolidated commission, franchise and other revenue	$26,737	$4,532	$22,205	490.0%

Gross Profit- Gross profit is defined as net sales, which excludes commission, franchise and other revenue, less cost of sales, calculated as follows:

	Nine months ended
	November 2, 2019		November 3, 2018		Change
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%	Basis Points
Net sales	$2,648,240	100.0%	$2,335,841	100.0%
Cost of sales	(1,869,253)	(70.6)	(1,605,038)	(68.7)
Gross profit	$778,987	29.4%	$730,803	31.3%	$48,184	6.6%	(190)

The following summarizes gross profit by segment:

	Nine months ended
	November 2, 2019		November 3, 2018		Change
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$619,356	29.7%	$667,595	32.0%	$(48,239)	(7.2)%	(230)
Canada Retail	65,171	34.0%	43,582	28.6%	$21,589	49.5%	540
Brand Portfolio	75,191	23.0%	—	—%	$75,191	NM	NM
Other	21,643	23.0%	19,626	19.6%	$2,017	10.3%	340
	781,361		730,803
Elimination of intersegment gross profit	(2,374)		—
Consolidated gross profit	$778,987		$730,803
NM - Not meaningful

The U.S. Retail segment gross profit margin declined primarily driven by higher shipping costs in the current year associated with higher digital penetration and a benefit recognized in the second quarter of fiscal 2018 as a result of adjusting our loyalty programs deferred revenue due to the relaunch of the DSW VIP rewards program. The Canada Retail segment gross profit margin improved primarily due to lower clearance activity with improvements in the inventory position and improved leverage in occupancy costs with the exit of the Town Shoes banner last year. The inclusion of Camuto Group, which operates at a lower gross profit rate, decreased the consolidated gross profit margin rate.

Elimination of intersegment gross profit consisted of the following:

	Nine months ended
(in thousands)	November 2, 2019	November 3, 2018
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(50,522)	$—
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	39,281	—
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	8,867	—
Gross profit	$(2,374)	$—

Operating Expenses- For the nine months ended November 2, 2019, operating expenses as a percentage of total revenue decreased 30 basis points over the same period last year primarily driven by lower incentive compensation, the impact of lease exit charges, acquisition-related costs and restructuring charges in the prior year, and lower marketing investments, partially offset by the impact of including Camuto Group in the consolidated results.

Income from Equity Investment in ABG-Camuto- We account for our equity investment in ABG-Camuto using the equity method of accounting, with the net earnings attributable to our 40% investment being classified within operating profit. ABG-Camuto is an integral part of the Brand Portfolio segment, primarily due to our licensing with ABG-Camuto, which allows us to sell licensed branded products to wholesale customers.

Impairment Charges- For the nine months ended November 2, 2019, we recorded impairment charges primarily related to the planned consolidation of certain locations as part of our integration efforts for the Brand Portfolio segment. With the TSL acquisition being accounted for as a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during the nine months ended November 3, 2018, we recorded a goodwill impairment charge, net of adjustments, as a result of recording adjustments to the preliminary purchase allocations, which resulted in impairing all of TSL’s goodwill.

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

Income Taxes- Our effective tax rate changed from 62.6% for the nine months ended November 3, 2018 to 24.6% for the nine months ended November 2, 2019. The decrease in the effective tax rate was primarily driven by valuation allowances and the goodwill impairment associated with the TSL acquisition during the nine months ended November 3, 2018.

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

During the nine months ended November 2, 2019, we repurchased 7.1 million Class A common shares at a cost of $141.6 million, which was partially funded with borrowings on the revolving line of credit, with $334.9 million of Class A common shares that remain authorized under the program as of November 2, 2019. During the nine months ended November 3, 2018, we did not repurchase any Class A common shares. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, to pursue our growth strategy and withstand unanticipated business volatility. We believe that cash generated from our operations, together with our current levels of cash and investments, as well as availability under our Credit Facility, are sufficient over the next 12 months and the foreseeable future to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures, and repurchase common shares under our share repurchase program.

Operating Cash Flows

For the nine months ended November 2, 2019, net cash provided by operations was $118.1 million compared to $147.3 million for the nine months ended November 3, 2018. The change was driven by a decrease in net income after adjusting for non-cash activity, including depreciation and amortization, stock-based compensation, impairment charges, the loss on previously held assets in TSL, loss on foreign currency reclassified from accumulated other comprehensive loss, the change in deferred income taxes, and lease exit charges, primarily due to lower performance for the U.S. Retail segment and including the net loss from Camuto Group during fiscal 2019. In addition, we had an increased use of cash to fund working capital requirements during fiscal 2019 due to the addition of the acquired businesses as well as the impact of lower accruals for incentive compensation.

Investing Cash Flows

For the nine months ended November 2, 2019, our net cash used in investing activities was $10.3 million, which was due to capital expenditures of $59.6 million exceeding the net liquidation of our available-for sale-securities. During the nine months ended November 3, 2018, our net cash used in investing activities was $41.0 million, which was due to the acquisition of TSL, capital expenditures of $48.5 million and $16.0 million of additional borrowings by TSL prior to the acquisition, partially offset by the net liquidation of our available-for sale-securities.

Financing Cash Flows

For the nine months ended November 2, 2019, our net cash used in financing activities was $120.6 million compared to $60.6 million for the nine months ended November 3, 2018. The increase was primarily driven by the repurchase of Class A common shares under the share repurchase program during nine months ended November 2, 2019, which was partially financed using our revolving line of credit, partially offset by lower dividends due to fewer outstanding Class A common shares.

Debt

Credit Facility- On August 25, 2017, we entered into a senior unsecured revolving credit agreement (the "Credit Facility") with a maturity date of August 25, 2022 that replaced our previous secured revolving credit agreement and letter of credit agreement. On October 10, 2018, the Credit Facility was amended to include the acquisition of Camuto Group as a permitted acquisition and, following the acquisition, to utilize an accordion feature that provided for an increase to the revolving line of credit. On November 5, 2018, following the acquisition of Camuto Group, the amended Credit Facility was increased with no change to the sub-limits. As of November 2, 2019, the Credit Facility provided a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 3.7% as of November 2, 2019. Any loans issued in CAD bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 1.8% as of November 2, 2019. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of November 2, 2019, we had $235.0 million outstanding under the Credit Facility and $3.0 million in letters of credit issued, resulting in $162.0 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. As a result of the acquisition of Camuto Group, we have elected to increase the leverage ratio whereby we must maintain a leverage ratio not to exceed 3.50:1 as of the end of the fourth quarter of fiscal 2018 and for the subsequent three quarters. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of November 2, 2019, we were in compliance with all financial covenants.

Capital Expenditure Plans

We expect to spend approximately $80.0 million for capital expenditures in fiscal 2019, of which we invested $59.6 million during the nine months ended November 2, 2019. Our capital expenditures for the remainder of the year will depend primarily on the number of store projects as well as infrastructure and information technology projects that we undertake and the timing of these expenditures.

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

Interest Rate Risk

We hold available-for-sale securities, which are not materially affected by changes in market interest rates. Also, as of November 2, 2019, we had $235.0 million outstanding on our revolving line of credit under our Credit Facility. Borrowings under our Credit Facility are based on a variable rate of interest, which exposes us to interest rate market risks, particularly during a period of rising interest rates. The impact of a hypothetical 100 basis point increase in interest rates on our revolving line of credit would not result in a material amount of additional expense over a 12-month period based on the balance as of November 2, 2019.

Foreign Currency Exchange Risk

We are exposed to the impact of foreign exchange rate risk primarily through our operations in Canada, where the functional currency is the Canadian dollar, as well as foreign denominated cash accounts. A hypothetical 10% movement in the exchange rates could result in a $7.3 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss within the condensed consolidated balance sheets, and $1.0 million of foreign currency revaluation, which would be recorded in non-operating income (expenses), net within the condensed consolidated statements of operations.

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

Item 1A.     Risk Factors

The following risk factors supplement and update our risk factors as set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest. We have developed an estimate of the range of outcomes related to these obligations of $15.5 million to $30.0 million for obligations we are aware of at this time. We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

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

The following table sets forth the Class A common share repurchases during the most recent quarter:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
August 4, 2019 to August 31, 2019	1	$14.92	—	$351,564
September 1, 2019 to October 5, 2019	1,004	$16.63	1,000	$334,935
October 6, 2019 to November 2, 2019	2	$16.60	—	$334,935
Total	1,007	$16.63	1,000

(1)
The total number of shares repurchased includes the shares repurchased as part of publicly announced programs (the average price paid per share includes any broker commissions) and 6,552 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

Dividends

The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility. On December 10, 2019, the Board of Directors declared a quarterly cash dividend payment of $0.25 per share for both Class A and Class B common shares. The dividend will be paid on January 3, 2020 to shareholders of record at the close of business on December 20, 2019.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, dated March 19, 2019. Incorporated by reference to Exhibit 3.1 to Form 10-K (file no. 001-32545) filed March 26, 2019.
3.2	Amended and Restated Code of Regulations. Incorporated by reference to Exhibit 3.2 to Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1	Specimen Class A Common Shares Certificate. Incorporated by reference to Exhibit 4.1 to Form 10-Q (file no. 001-32545) filed June 4, 2019.
10.1*	Amended and Restated Standard Executive Severance Agreement, dated December 6, 2019, between Designer Brands Inc. and Roger Rawlins.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*
The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	December 10, 2019	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)