Form 10-K
period 2020-02-01
Designer Brands Inc.
filed 2020-05-01
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 2020
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

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of August 3, 2019, was $1,037,727,844.

Number of shares outstanding of each of the registrant's classes of common stock, as of April 24, 2020: 64,291,421 Class A common shares and 7,732,786 Class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on
Form 10-K.

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

•	risks related to the outbreak of the coronavirus and other adverse public health developments;

•	risks related to holdings of cash and investments and access to liquidity;

•
risks related to our international operations, including international trade, our reliance on foreign sources for merchandise, exposure to foreign tax contingencies, and fluctuations in foreign currency exchange rates;

•	maintaining strong relationships with our vendors, manufacturers, licensors, and retailer customers;

•	our ability to successfully integrate acquired businesses or realize the anticipated benefits of the acquisitions after we complete our integration efforts;

•	risks related to the loss or disruption of any of our distribution or fulfillment centers;

•	our reliance on our loyalty programs and marketing to drive traffic, sales and customer loyalty;

•	our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;

•	failure to retain our key executives or attract qualified new personnel;

•
risks related to the loss or disruption of our information systems and data and our ability to prevent or mitigate breaches of our information security and the compromise of sensitive and confidential data;

•	our ability to comply with privacy laws and regulations, as well as other legal obligations;

•	continuation of agreements with and our reliance on the financial condition of Stein Mart;

•	our success in growing our store base and digital demand;

•	our ability to protect our reputation and to maintain the brands we license;

•	our ability to execute our strategies;

•	fluctuation of our comparable sales and quarterly financial performance;

•	uncertain general economic conditions;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	the imposition of increased or new tariffs on our products; and

•	uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation.

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

Overview

Designer Brands Inc., originally founded as DSW Inc. and incorporated in the state of Ohio in 1969, is one of North America's largest designers, producers and retailers of footwear and accessories. We operate a portfolio of retail concepts in the U.S. and Canada under the DSW Designer Shoe Warehouse ("DSW"), The Shoe Company and Shoe Warehouse banners. Through Camuto LLC, a wholly owned subsidiary doing business as "Camuto Group," we design and produce footwear and accessories. We also own licensing rights for the Jessica Simpson footwear business and footwear and handbag licenses for Lucky Brand and Max Studio. In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we have a 40% stake in ABG-Camuto, LLC ("ABG-Camuto"), a joint venture that acquired several intellectual property rights, including Vince Camuto, Louise et Cie, Sole Society, CC Corso Como, and others, and focuses on licensing and developing new category extensions to support the global growth of these brands. We have a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto. Our Affiliated Business Group ("ABG") partners with other retailers to help build and optimize their in-store and online footwear businesses by leveraging our sourcing network to produce a merchandise assortment that meets their needs. ABG currently provides services to 282 Stein Mart stores, Steinmart.com, and a Frugal Fannie's store through ongoing supply arrangements.

We present three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment includes stores operated in the U.S. under the DSW Designer Shoe Warehouse banner and its related e-commerce site. The Canada Retail segment, which is the result of the Town Shoes Limited ("TSL") acquisition, includes stores operated in Canada under The Shoe Company, Shoe Warehouse, DSW Designer Shoe Warehouse banners and related e-commerce sites. Together, the U.S. Retail and Canada Retail segments are referred to as the "retail segments." The Brand Portfolio segment, which is the result of the Camuto LLC acquisition, earns revenue from the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels ("First Cost"), and the sale of branded products on direct-to-consumer e-commerce sites. Our other operating segments, including ABG, are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

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

Recent Developments

In March 2020, the World Health Organization declared the coronavirus ("COVID-19") outbreak a pandemic, which continues to spread throughout North America and worldwide. The health and safety of our customers and employees remain our top priority as we continue to make decisions during this rapidly evolving situation. We have taken decisive actions across our businesses to help protect employees, customers and others in the communities we serve. As a measure to limit the spread of the virus, effective March 18, 2020, we temporarily closed all of our stores in the U.S. and Canada. Our e-commerce business will continue to be available to customers and our stores will be used in the fulfillment of online orders to be shipped to customers or available for curbside pickup. During this unprecedented period of uncertainty, we have in place business continuity plans involving adjustments to operational plans, inventory disciplines, liquidity management, and reductions to our expense and capital expenditure plans. Such measures include implementing temporary leaves of absence for over 80% of our workforce without direct pay and pay reductions for nearly all employees not placed on temporary leave. The COVID-19 outbreak and the temporary closure of all of our stores has had a material adverse impact on our business, liquidity, financial condition, and results of operations.

On November 5, 2018, we completed the acquisition of Camuto LLC, a footwear design and brand development organization, from Camuto Group LLC (the "Sellers"). The acquisition of Camuto LLC gives us the capabilities to integrate Camuto Group produced products into our retail distribution networks from their existing national brands and to produce our exclusive branded products. Also on November 5, 2018, we formed the ABG-Camuto joint venture.

On May 10, 2018, we acquired the remaining interest in TSL that we did not previously own. Beginning with our second quarter of fiscal 2018, TSL ceased being accounted for under the equity method of accounting and was accounted for as a consolidated wholly owned subsidiary. Subsequent to the acquisition, and as a result of our strategic review, we exited the Town Shoes banner in Canada during fiscal 2018.

On March 4, 2016, we acquired Ebuys, Inc. ("Ebuys"), an off-price footwear and accessories retailer operating in digital marketplaces. Due to recurring operating losses incurred by Ebuys since its acquisition, as well as increased competitive pressures in the digital marketplace, we decided to exit the business and ended all operations in early fiscal 2018.

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

Retail Segments

The following table presents the number of stores we operated at the end of each of the last three fiscal years by segment and by banner:

	February 1, 2020	February 2, 2019	February 3, 2018
U.S. Retail segment - DSW Designer Shoe Warehouse	521	516	512
Canada Retail segment:
The Shoe Company / Shoe Warehouse	118	112	—
DSW Designer Shoe Warehouse	27	27	—
	145	139	—
Total	666	655	512

Our growth strategy is to strengthen our position as a leading footwear and accessories retailer by expanding into new markets with the appropriate banners and store format, extending our customer reach through new categories and services, expanding our offering of exclusive brands, and creating a differentiated customer experience and strong value proposition. With our stores playing a key role in supporting our strong online demand growth and increasing fulfillment of that demand, we are regularly evaluating our real estate strategy to optimize how we can best serve the customers' shopping preferences. Our evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration, and lease terms. Our real estate decision-making entails an analysis of underlying demand for our products through both physical and digital channels. Our analysis also considers current penetration levels in markets we serve and our ability to deepen our market share and acquire new customers.

Banners

Our DSW banner stores, both in the U.S. and in Canada, are the destination for on-trend and fashion-forward footwear and accessory brands at a great value every single day. DSW stores tend to serve larger markets and average approximately 20,300 square feet. We offer a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids in stores and on e-commerce platforms.

The Shoe Company and Shoe Warehouse banner stores located in Canada offer on-trend footwear and accessory brands that target every-day family styles at a great value every single day. The Shoe Company and Shoe Warehouse stores tend to serve mid- to smaller markets and average approximately 5,300 square feet. We offer a select assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids in stores and on e-commerce platforms, with a significant number of our products geared towards athletic and kids.

Our strong retail market position with all of our banners is driven by our competitive strengths in assortment, convenience, and value as described in more detail below.

Assortment

Our goal is to excite our customers with a competitive, compelling assortment of shoes and complementary accessories and services that fulfill a broad range of style and fashion preferences. We sell a large assortment of brand name, designer and exclusive branded merchandise. We purchase directly from over 580 domestic and foreign vendors, primarily in-season footwear that can be found in specialty and department stores. We offer a broad assortment of handbags, hosiery, jewelry and other accessories that appeal to our brand and fashion-conscious customers.

During fiscal 2019, the retail segments purchased approximately 6% of our merchandise through the Brand Portfolio segment, including First Cost sourced exclusive branded products and wholesale purchases of licensed products. By the end of fiscal 2020, we will have transitioned the sourcing of most of the exclusive branded products to the Brand Portfolio segment. Our other vendors include suppliers who manufacture their own merchandise, or supply merchandise manufactured by others, or both. Most of our domestic vendors import a large portion of their merchandise from abroad. We have quality control programs under which our buyers are involved in establishing standards for quality and fit, and we examine incoming merchandise in regard to color, material and overall quality. As our sales volume grows, we believe there will continue to be adequate sources available to acquire a sufficient supply of quality merchandise in a timely manner and on satisfactory economic terms. Our top three third-party vendors in the aggregate supply approximately 21% of our retail merchandise.

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

We separate our merchandise into four primary categories: women’s footwear, men’s footwear, kids' footwear, and accessories and other. The following table presents the percentages of the retail segments' total net sales attributable to each merchandise category:

	Fiscal
	2019	2018	2017
Women's footwear	66%	67%	69%
Men's footwear	20%	21%	22%
Kids' footwear	7%	5%	2%
Accessories and other	7%	7%	7%

Convenience

We provide our customers with the highest level of convenience based on our belief that customers should be empowered to control and personalize their shopping experiences.

In stores, our merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. We believe this shopping experience provides our customers with maximum convenience as they are able to browse and try on merchandise without feeling rushed or pressured to make a purchasing decision. Merchandise is organized in a logical manner that groups together similar styles by gender, such as dress, casual, athletic, kids, and seasonal merchandise, for easy browsing.

Our omni-channel capabilities create an endless aisle for the customer. Customers can order additional styles, sizes, widths and categories. Online orders in the U.S. and Canada can be fulfilled from any one of our stores. Online orders from the U.S. can also be fulfilled from our fulfillment center or directly from our suppliers (referred to as "drop ship"). To further meet customer demand of how they receive products, we provide our customers options to buy online, pickup in store and buy online, ship to store.

Our order routing optimization system determines the best location to fulfill digitally demanded products, which allows us to optimize our operating profit. The fulfillment center processes U.S. orders, which are shipped to a customer's home or to a store when an order is placed online and a customer requests it to be shipped to store. Orders originating from a store that cannot be fulfilled immediately in that store can either be fulfilled from our ship from store capability, from the fulfillment center (in the U.S.), or drop shipped from a vendor's warehouse.

Value for Our Customers

Our buying organization aims to provide customers with high quality, in-season fashion styles at attractive prices compared to the sale prices found at specialty retailers and department stores. In addition, we provide additional value through our VIP rewards programs in the U.S. and Canada where members earn points towards discounts on future purchases. Members also receive promotional offers and gifts with purchase offers. We employ a variety of methods, including email, direct mail and social media, to communicate exclusive offers to our rewards members. We have approximately 32 million members enrolled in our loyalty programs who have made at least one purchase over the last two years. In fiscal 2019, shoppers in the loyalty programs generated approximately 91% of the combined U.S. Retail and Canada Retail segments' net sales.

Brand Portfolio Segment

Our Brand Portfolio segment designs, develops and sources fashion footwear and accessories. We provide retailer customers and consumers a portfolio of licensed brands, including Vince Camuto, Louise et Cie, Sole Society, CC Corso Como, Jessica Simpson, Lucky Brand, and others. The Brand Portfolio segment earns revenue from the sale of wholesale products to retailers, First Cost commissions, and the sale of branded products on direct-to-consumer e-commerce sites, which include www.vincecamuto.com and www.solesociety.com. Wholesale retailer customers and First Cost customers include department stores, specialty stores, value priced retailers, national chains and online retailers. The Brand Portfolio segment sells branded products to the Company's retail segments and ABG.

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

Sourcing and Distribution

We source each of our product lines based on the individual design, style and quality specifications of the products. We do not own or operate manufacturing facilities; rather, we use our sourcing offices in China and Brazil to procure our products from third-party manufacturers. We are able to achieve consistent quality, competitive prices and on-time delivery based on the established relationships we have with these manufacturers. Prior to production, our sourcing offices inspect samples and prototypes of each style and monitor the quality of the production process. The manufacturers of our products are required to meet our quality, human rights, local compliance, safety and other standard requirements.

The following table presents the percentages of the Brand Portfolio segment's merchandise units sourced by country for fiscal 2019:

Percent of Units Sourced
China	83%
Vietnam	8%
All other foreign locations	9%

We utilize a state-of-the-art distribution center in New Jersey to receive, sort and distribute our products to retailer customers and for drop ship orders.

Backlog

Most of the wholesale orders we receive are for deliveries over the following 180 days, subject to any subsequent cancellations. The backlog of wholesale orders at any particular time is affected by a number of factors, including cancellations, seasonality, the volume of customer e-commerce drop ship orders we fulfill, and the timing of wholesale customer purchases of our products. For example, wholesale customers are moving towards more frequent orders at lower volumes per order. Accordingly, a comparison of backlog from period to period may not be indicative of eventual shipments. This is particularly true in light of recent events resulting from the COVID-19 pandemic, which has resulted in material cancellations. As of February 1, 2020, we had a backlog of unfilled wholesale customer orders of $49.3 million, with subsequent cancellations of $30.2 million as a result of COVID-19. This compares to backlog of unfilled wholesale customer orders of $89.1 million as of February 2, 2019. The amount of backlog excludes intersegment orders and is not adjusted for estimated customer allowances, discounts and returns.

ABG-Camuto Joint Venture

ABG-Camuto is responsible for the growth and marketing of the brands held by the joint venture. We pay royalties to ABG-Camuto, with the royalty expense included in cost of sales, based on the sales of footwear, handbags and jewelry. ABG-Camuto also earns royalties on sales from third parties that license the brand names to produce non-footwear product categories. Given our 40% ownership interest in ABG-Camuto, we recognize earnings under the equity method, which will be included within the Brand Portfolio segment, as ABG-Camuto is considered an integral part of the Brand Portfolio segment business.

First Cost

As the design and buying agent for retailer customers, we utilize our expertise and relationships with manufacturers to facilitate the production of private label footwear to retailer customer specifications. Our First Cost model earns commission-based income while leveraging our overall design and sourcing infrastructure.

Additional Information

Intellectual Property

We have registered a number of trademarks, service marks and domain names in the U.S., Canada and internationally, including DSW®, DSW Shoe Warehouse® and DSW Designer Shoe Warehouse®. We also have a 40% interest in ABG-Camuto, which holds the intellectual property rights of Vince Camuto®, Louise et Cie®, Sole Society®, CC Corso Como®, and others. We have entered into a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto. We believe our trademarks and service marks have significant value and are important to building our name recognition. We also hold patents related to our unique store fixtures, which gives us greater efficiency in stocking and operating those stores that currently have the fixtures. We vigorously protect our patented fixture designs, as well as our packaging, private brand names, store design elements, marketing slogans and graphics.

Associates

As of February 1, 2020, we employed approximately 15,800 associates worldwide. None of our associates are covered by any collective bargaining agreements.

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

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating Designer Brands Inc. If any of the events described below occurs, our business, financial condition, results of operations and future growth prospects could be adversely affected.

Risks Relating to Our Business

The coronavirus outbreak has had, and may continue to have, a material adverse impact on our business, liquidity, financial condition, and results of operations.

In March 2020, the World Health Organization declared the coronavirus ("COVID-19") outbreak a pandemic, which continues to spread throughout North America and worldwide. The health and safety of our customers and employees remain our top priority as we continue to make decisions during this rapidly evolving situation. We have taken decisive actions across our businesses to help protect employees, customers and others in the communities we serve. As a measure to limit the spread of the virus, effective March 18, 2020, we temporarily closed all of our stores in the U.S. and Canada. Our e-commerce business will continue to be available to customers and our stores will be used in the fulfillment of online orders to be shipped to customers or available for curbside pickup. During this unprecedented period of uncertainty, we have in place business continuity plans involving adjustments to operational plans, inventory disciplines, liquidity management, and reductions to our expense and capital expenditure plans. Such measures include implementing temporary leaves of absence for over 80% of our workforce without direct pay and pay reductions for nearly all employees not placed on temporary leave. The COVID-19 outbreak and the temporary closure of all of our stores has had a material adverse impact on our business, liquidity, financial condition, and results of operations.

While we cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact, based on our current understanding of governmental mandates and maintaining the health and safety of our customers and employees, we believe our stores will primarily begin re-opening in the second quarter of fiscal 2020 with a gradual return of store traffic through the remainder of fiscal 2020. As such, the impacts of COVID-19 to our businesses are highly uncertain and we will continue to assess the financial impacts. The disruption to the global economy and to our business, along with a sustained decline in our stock price, may lead to triggering events that may indicate that the carrying value of certain assets, including inventories, accounts receivables, long-lived assets, intangibles, and goodwill, may not be recoverable.

Restrictions under our Credit Facility could limit our ability to access the liquidity we need to run our business.

Our senior unsecured revolving credit agreement (the "Credit Facility"), with a maturity date of August 25, 2022, provides a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, and other expenditures.

Subsequent to February 1, 2020, we borrowed $205.0 million from the Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19, resulting in $2.0 million of available for borrowing. Our future operations may not generate sufficient liquidity to pay amounts that come due and our cash needs may increase in the future. In addition, our existing Credit Facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business or raise capital. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

On April 30, 2020, the Credit Facility was amended, which resulted in various changes including:

•	Provides for a lien on all of the Company's assets;

•	Reduces the borrowing availability to $375.0 million on October 31, 2020, $350.0 million on January 30, 2021, $325.0 million on May 1, 2021, and $300.0 million on July 31, 2021;

•	Redefines the components for calculating the leverage ratio and fixed charge coverage ratio to adjust for certain temporary impacts due to COVID-19;

•
Changes the maximum leverage ratio covenant to 3.50:1 as of May 2, 2020, 4.00:1 as of August 1, 2020, 3.75:1 as of October 31, 2020, and 3.50:1 as of January 30, 2021 and as of the end of each fiscal quarter thereafter;

•	Changes the minimum fixed charge coverage ratio to 1.25:1 as of May 2, 2020 and 1.05:1 as of August 1, 2020 and as of the end of each fiscal quarter thereafter; and

•	Restricts the Company from paying dividends, making share repurchases, and making certain acquisitions.

Our expanded international operations expose us to political, economic, operational, compliance and other risks.

As a result of several acquisitions, we have international operations, including in China, Canada and Brazil. The success of our international operations may be adversely affected by political, economic and social conditions beyond our control, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-bribery, anti-corruption, labor and currency laws and regulations. Risks inherent in our existing and future operations also include, among others, public health threats, such as the COVID-19 outbreak, the costs and difficulties of managing operations outside of the U.S., possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, and greater difficulty in enforcing intellectual property rights. For example, we rely on manufacturers that operate outside the U.S., including China, and may disclose our intellectual property or other proprietary information to competitors or third parties, which could result in the distribution and sale of counterfeit versions of our products. Additionally, foreign currency exchange rates and fluctuations may negatively impact our financial results. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

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

Our success depends, to a significant extent, on the willingness and ability of our vendors to supply us with sufficient inventory to stock our sales channels as we generally do not have long-term supply agreements or exclusive arrangements with any vendors. If we fail to maintain strong relationships with our existing vendors or if they fail to ensure the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, our ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on our business. Decisions by vendors to not sell to us or to limit the availability of their products to us could have a negative impact on our business. In addition, our inability to stock our sales channels with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. Further, if our merchandise costs increase due to increases incurred by our vendors in raw materials, energy, labor, or duties and taxes on imports, or other reasons, our ability to respond or the effect of our response could adversely affect our net sales or gross profit. During fiscal 2019, three key third-party vendors together supplied approximately 21% of our retail merchandise. The loss of, or a reduction in, the amount and quality of merchandise supplied by any one of these vendors could have an adverse effect on our business. In addition, any negative brand image, wide-spread product defects, or negative publicity related to these key vendors, or other vendors, could have a material adverse effect on our reputation and on our business.

The success of the Camuto Group business is dependent on our third-party manufacturers and other business partners.

The success of the Camuto Group business depends on our ability to obtain products from our third-party manufacturers on a timely basis, on acceptable terms and to our specifications. We do not exert direct control over the manufacturers' operations and cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines or meet our product safety, social compliance, or quality standards. We typically do not have long-term supply contracts with our manufacturers, and the loss of any of our major manufacturers could disrupt our operations and adversely affect our business. In addition, we cannot predict the impact of global events such as inclement weather, natural disasters, public health threats, or acts of terrorism. Our manufacturers operate outside the U.S. and are also subject to additional risks associated with international trade, as discussed in more detail in other risk factors herein. If these third-party manufacturers do not perform their obligations, cease working with us, fail to meet our product safety, social compliance or quality standards, or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, such disruptions may cause product delays and shortages, failure to deliver quality products to our customers on a timely basis, and damage to our reputation, which could have a material adverse impact on our business and results of operations.

The success of the Camuto Group business is dependent on the strength of our relationships with our retailer customers, and reductions in or loss of sales to such customers could have a material adverse effect on our business and financial performance.

The Camuto Group business is dependent on sales of branded, licensed and private-label footwear and accessories to customers, primarily department stores and other specialty retailers. We typically do not have long-term contracts with our customers. Sales to these customers are generally on an order-by-order basis and are subject to the rights of cancellation and rescheduling by the customer. Failure to fill customers’ orders in a timely manner could harm our relationships with such customers. If any of our major customers experience a significant downturn in its business, including impacts from a downturn in the global economy as a result of the COVID-19 threat or other threats, or fails to remain committed to our products or brands, such customers may reduce or discontinue purchases from us. In addition, increased promotional activity by our wholesale customers could negatively impact the image of our brands and lead to reduced pricing or purchases of our products, which could have an adverse effect on our business. The Camuto Group business has four retailer customers that make up approximately 60% of its total net sales, and the loss of any or all of these customers would have a material adverse effect on the Brand Portfolio segment.

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

Our operating results depend on the orderly operation of our receiving, distribution, and fulfillment processes, which in turn depends on vendors' adherence to shipping schedules and our effective management of our facilities. We may not anticipate all the changing demands that our expanding operations will impose on our receiving, distribution, and fulfillment system, and events beyond our control, such as disruptions in operations due to public health threats, such as the COVID-19 outbreak, integration of new stores or customers, catastrophic events, labor disagreements, or shipping problems, that may result in delays in the delivery of merchandise to our stores and customers. While we maintain business interruption and property insurance, in the event any of our distribution and fulfillment centers shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at our distribution and fulfillment centers, our insurance may not be sufficient to cover the impact to the business.

We are dependent on our customer loyalty programs and marketing to drive traffic, sales and loyalty, and any decrease in membership or purchases from members could have a material adverse effect on our business.

Customer traffic is influenced by our marketing and our loyalty programs. We rely on our loyalty programs to drive customer traffic, sales and purchase frequency. Loyalty members earn points toward discounts on future purchases through our VIP rewards programs in the U.S. and Canada. Members also receive promotional offers and gifts with purchase offers. We employ a variety of marketing methods, including email, direct mail and social media, to communicate exclusive offers to our rewards members. We have approximately 32 million members enrolled in our loyalty programs who have made at least one purchase over the last two years. In fiscal 2019, shoppers in the loyalty programs generated approximately 91% of the combined U.S. Retail and Canada Retail segments' net sales. In the event that our rewards members do not continue to shop, we fail to add new members, the number of members decreases, or our marketing is not effective in driving customer traffic, such event could have a material adverse effect on our business.

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

Our business requires disciplined execution at all levels of our organization, which requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of any of our key executives and sourcing and buying personnel, our business could be adversely affected. We have entered into employment agreements with several key executives and also offer compensation packages designed to attract and retain talent. Furthermore, our ability to manage our expansion will require us to continue to train, motivate and develop our employees to maintain a high level of talent for future challenges and succession planning. Competition for these types of personnel is intense, and we may not be successful in attracting and retaining the personnel required to grow and operate our business.

The loss or disruption of information technology services could affect our ability to implement our growth strategy and have a material adverse effect on our business.

Our information technology systems are an integral part of our growth strategy in efficiently operating and expanding our business, in managing operations and protecting against security risks related to our electronic processing and transmitting of confidential customer and associate data. The requirements to keep our information technology systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any system upgrades, implementation of new systems and the related change management processes required with new systems and our ability to prevent any future information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, specifically, our store and e-commerce operations, our distribution and fulfillment centers and our merchandising team. While we maintain business interruption and property insurance, in the event of a data center shutdown, our insurance may not be sufficient to cover the impact to the business.

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

Given the nature of our business, we collect, process and retain sensitive and confidential customer and associate data, in addition to proprietary business information. We may be vulnerable to a data compromise, computer viruses, physical and electronic break-ins, and similar disruptions, which may not be prevented by our efforts to secure our computer systems. Security measures in place include, but are not limited to, vulnerability scanning and patching, web-application firewalls, reverse-proxies, network firewalls, two-factor authentication, identity and access management, data encryption, point-to-point encryption and tokenization, intrusion detection and prevention devices, endpoint detection and response software, and data loss prevention software. Regular penetration tests of our networks are conducted by a third-party service provider and we leverage any findings to further enhance our security. We also employ secure file transfer options to provide security for processing, transmission and storage of confidential information. Our critical data is replicated and backed up to a separate secured data center. However, our efforts may not be able to prevent rapidly evolving types of cyber-attacks and a successful breach of our computer systems could result in misappropriation of personal, payment or sensitive business information. In addition, we rely on associates, contractors and other third parties who may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Actual or anticipated attacks, as well as the integration of new or existing systems of acquired businesses, may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, pay higher insurance premiums, and engage third-party specialists for additional services. An information security breach involving confidential and personal data could damage our reputation and our customers' willingness to shop in our stores or through our e-commerce platforms. In addition, we may incur material liabilities and remediation costs as a result of an information security breach, including potential liability for stolen customer or associate data, repairing system damage or providing credit monitoring or other benefits to customers or associates affected by the breach. In the event we experience an information security breach, our insurance may not be sufficient to cover the impact to the business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data from loss or disclosure due to a security breach, including processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

Our failure to comply with privacy laws and regulations, as well as other legal obligations, could have a material adverse effect on our business.

State, federal and foreign governments are increasingly enacting laws and regulations governing the collection, use, retention, sharing, transfer and security of personally identifiable information and data. For example, the California Consumer Privacy Act of 2018, which took effect on January 1, 2020, imposes certain restrictions and disclosure obligations on businesses that collect personal information about California residents and provides for a private right of action, as well as penalties for noncompliance. We are subject to other consumer protection laws, including the Fair and Accurate Credit Transactions Act and the Telephone Consumer Protection Act. Additionally, the regulatory environment is increasingly demanding with frequent new and changing requirements concerning cybersecurity, information security and privacy, which may be inconsistent from one jurisdiction to another. Any failure by us or any of our business partners to comply with applicable laws, rules and regulations may result in investigations or actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Such events may increase our expenses, expose us to liabilities and impair our reputation, which could have a material adverse effect on our business.

If Stein Mart were to terminate our supply agreement, close a significant number of stores or liquidate, such event could have a material adverse effect on our business and financial performance.

We currently provide services through ABG to 282 Stein Mart stores and Steinmart.com through ongoing supply arrangements. Our contractual termination date for the supply agreement with Stein Mart is January 2021. Stein Mart has disclosed in its public filings that COVID-19 has adversely impacted their near-term revenues, earnings, liquidity and cash flows, and has required significant actions in response, including but not limited to, employee furloughs and store closings, all in an effort to mitigate such impacts. The extent of the impact of COVID-19 on their business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Stein Mart also disclosed that continued prolonged store closure would impact their assessment of whether there is substantial doubt about their ability to continue as a going concern within one year after the date that their financial statements are issued and, based on their assessment, could result in the conclusion that substantial doubt exists. If Stein Mart were to terminate our supply agreement, close a significant number of stores or liquidate, such event could have a material adverse effect on our business and financial performance.

Our retail growth strategies could strain our resources and have a material adverse effect on our business and financial performance.

Our growth strategy in part depends on our ability to successfully open and operate new stores on a profitable basis, as well as expand the product lines and services we offer. We also continue to invest in our digital capabilities in order to deliver a high-quality, coordinated shopping experience for our customers, which requires substantial investment in technology. This continued growth could place increased demands on our financial, managerial, operational and administrative resources. We may not achieve our planned growth on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. In addition, the growth in digital demand could result in a diversion of traffic from our stores.

Our ability to open and operate new stores on a timely and profitable basis depends on many factors, including our ability to identify suitable markets and sites for new store locations with financially stable co-tenants and landlords; negotiate acceptable lease terms; build-out or refurbish sites on a timely and effective basis; obtain sufficient financing and capital resources or generate sufficient cash flows from operations to fund growth; open new stores at costs not significantly greater than those anticipated; successfully open new stores in markets in which we currently have few or no stores; control the costs of other capital investments associated with store openings; hire, train and retain qualified managers and store personnel; and successfully integrate new stores into our existing infrastructure, operations, management and distribution systems or adapt such infrastructure, operations and systems to accommodate our growth. As a result, we may be unable to open new stores at the rates expected or at all. If we fail to successfully implement our growth strategy, the opening of new stores could be delayed or prevented, could cost more than anticipated and could divert resources from other areas of our business, any of which could have a material adverse effect on our business. To the extent that we open new stores in our existing markets, we may experience reduced net sales in existing stores in those markets. As our store base increases, our stores will become more concentrated in the markets we serve. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced, which could have a material adverse effect on our business. Further, changing local demographics at existing store locations may adversely affect financial performance at those stores. If we determine to close or relocate a store subject to a lease, we may remain obligated under the applicable lease for the balance of the lease term.

Initiatives to introduce new product and service offerings are designed to create growth and improve financial results. New product lines and services may not achieve or sustain profitability or market acceptance at levels sufficient to justify our investment, which could have a material adverse effect on our business. As we introduce enhancements to our point-of-sale ("POS") and e-commerce platforms or migrate to new platforms, we could experience downtime or other technical issues, which could have a material adverse effect on our business.

Our acquisition activity could disrupt our ongoing business and adversely impact our results of operations.

On May 10, 2018, we acquired the remaining interest in TSL and on November 5, 2018, we completed the acquisition of Camuto Group. The integration efforts for acquired businesses may disrupt our existing business or divert the attention of our management. Achieving the expected benefits depends in large part on our successful and timely integration of operations, systems, policies and procedures, and personnel of the acquired businesses. For example, we cannot ensure that Camuto Group will successfully be able to manage the additional volume of the retail segments' exclusive branded products transitioned to it. We cannot ensure that all of our integration efforts will be completed on a timely basis, as planned, or without substantial expense, delay or other operational problems. Until we make substantial progress with our integration efforts, we also face the risk that we may not be able to effectively manage the business and achieve planned results. We may be hindered by having limited system and reporting capabilities. Our operating results or financial condition may be adversely impacted by pre-existing claims or liabilities, both known and unknown. In addition, the integration process may strain our financial and managerial controls, reporting systems and procedures, and may also result in the diversion of management and financial resources from core business objectives. There can be no assurance that we will successfully integrate our businesses or that we will realize the anticipated benefits of the acquisitions after we complete our integration efforts.

Our failure to protect our reputation could have a material adverse effect on our brands.

The value of our brands is largely dependent on the success of our merchandise assortment and our ability to provide a consistent, high quality customer experience. Any negative publicity about us or the significant brands we offer may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety, accounting or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. In addition, negative claims or publicity, including social media, regarding celebrities we have license and endorsement arrangements with could adversely affect our reputation and sales regardless of whether such claims are accurate. Consumer actions could include boycotts and negative publicity through social or digital media. Public perception about us or the products we carry, whether justified or not, could impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business.

The reputation and competitive position for the Camuto Group business are dependent on our ability to maintain the brands we license.

In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we formed ABG-Camuto, a joint venture in which we have a 40% interest. This joint venture acquired several intellectual property rights from the Sellers, including Vince Camuto, Louise et Cie, Sole Society, CC Corso Como, and others, and focuses on licensing and developing new category extensions to support the global growth of these brands. ABG-Camuto has entered into a licensing agreement with us, which will earn royalties from the net sales of Camuto Group under the brands acquired. In addition, we hold footwear licenses of Jessica Simpson, Lucky Brand, Max Studio, and, through a joint venture, Jennifer Lopez.

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

During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest. We have developed an estimate of the range of outcomes related to these obligations of $28.1 million to $40.0 million for obligations we are aware of at this time. We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

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

Risks Relating to the External Environment

Uncertain economic conditions and other events in the U.S. and other countries in which we operate can adversely affect consumer confidence and consumer spending habits, which could result in reduced net sales.

Consumer spending habits, including spending for the footwear and accessories that we sell, are affected by, among other things, prevailing economic conditions; levels of employment; salaries and wage rates; prevailing interest rates; income tax rates and policies; consumer confidence; and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers' disposable income. Consumer confidence can also be affected by the domestic or international political environment. The outbreak or escalation of war, natural disasters, public health threats, such as the COVID-19 outbreak, or the occurrence of terrorist acts or other hostilities in or affecting the U.S. or other countries in which we operate, could lead to a decrease in spending by consumers. In an economic slowdown, we could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow our expansion plans. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions could have a material adverse effect on our business.

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

All of the products we manufacture in the Brand Portfolio segment come from third-party facilities outside of the U.S., with 83% sourced from China, whereas our U.S. Retail and Canada Retail merchandise is purchased from both domestic and foreign vendors. Many of our domestic vendors import a large portion of their merchandise from abroad, with the majority manufactured in China. For this reason, we face risks inherent in purchasing from foreign suppliers, such as: public health threats, such as the COVID-19 outbreak, economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the U.S. or foreign countries from which our merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with foreign laws and with domestic and international labor standards. COVID-19 has led to work and travel restrictions within, to, and out of mainland China, which in turn has led to delays in workers returning, which may affect our and our vendors’ manufacturers. This viral outbreak may make it difficult for our suppliers and our vendors’ suppliers to source raw materials in China and other countries, manufacture goods in such countries, and export our products from such countries. If the severity and reach of the COVID-19 outbreak continues or increases, there may be significant and material disruptions to our supply chain and operations, and disruptions in the manufacture, shipment, and sale of our products. Such events may increase our costs and disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

We require our business partners to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control such third parties or their labor and business practices. The violation of labor or other laws by one of our vendors could have a material adverse effect on our business.

The imposition of increased or new tariffs on our products could have a material adverse effect on our business and financial performance.

The U.S. government has placed tariffs on certain goods imported from China and may impose new tariffs on goods imported from China and other countries, including footwear and other products that we import. In retaliation, China has responded by imposing tariffs on a wide range of products imported from the U.S. and by adjusting the value of its currency. If renegotiations of existing tariffs are unsuccessful or additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a material adverse effect on world trade and the global economy. While it is still too early to predict whether or how the ongoing tariff negotiations between the U.S. and China will impact our business, the imposition of tariffs on footwear or other items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold, which could have a material adverse effect on our business and financial performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our business. Even in the absence of further tariffs or trade restrictions, the related uncertainty and the market's fear of an economic slowdown could lead to a decrease in consumer spending and we may experience lower net sales than expected. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses.

Uncertainty in future changes to tax legislation, regulatory reform or policies could have a material adverse effect on our business.

Tax laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions. The U.S. tax reform legislation, referred to as the Tax Cuts and Jobs Act of 2017 (the "U.S. Tax Reform"), significantly changed how the U.S. taxes corporations and requires complex computations to be performed that were not previously required in U.S. tax law. The U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. In addition, state, local or foreign jurisdictions may enact tax laws in response to the U.S. Tax Reform that could result in further changes to taxation and materially affect our financial position and results of operations.

Our cash and investments are subject to risks that could affect the liquidity of these investments.

As of February 1, 2020, we had cash and cash equivalents and investments of $111.5 million. Subsequent to February 1, 2020, we borrowed $205.0 million from the Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. A portion of these are held as cash in operating accounts that are with financial institutions. While we regularly monitor the cash balances in our operating accounts and when possible adjust the balances as appropriate to be within Federal Deposit Insurance Corporation insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

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

The Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the Executive Chairman of the Designer Brands Inc. Board of Directors, and members of his family, directly control or substantially influence the outcome of matters submitted for Designer Brands Inc. shareholder votes, and their interests may differ from other shareholders.

As of February 1, 2020, the Schottenstein Affiliates have approximately 52% of the voting power of the Company's outstanding common shares. The Schottenstein Affiliates directly control or substantially influence the outcome of matters submitted to Designer Brands Inc.'s shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of other shareholders, and their level of ownership and voting power in the Company may have the effect of delaying or preventing a subsequent change in control that may be favored by other shareholders.

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

The following table summarizes the location and general use of our principal properties as of February 1, 2020 that we consider to be material to our business:

Facility	Location	Owned/Leased	Segment	Approximate Square Feet
Principal corporate office	Columbus, Ohio	Owned	Corporate, U.S. Retail and Other	178,000
Distribution center	Columbus, Ohio	Owned	U.S. Retail and Other	625,000
Fulfillment center(1)	Columbus, Ohio	Leased	U.S. Retail	854,000
Distribution center	Westampton, New Jersey	Leased	Brand Portfolio	683,000
U.S. retail stores(2)	521 various U.S. locations	Leased	U.S. Retail	10,570,000
Canada retail stores(3)	145 various Canadian locations	Leased	Canada Retail	1,162,000
Showrooms	10 various U.S. locations	Leased	Brand Portfolio	99,000
Foreign sourcing offices	Two locations in China and one location in Brazil	Leased	Brand Portfolio	123,000

(1)	Our fulfillment center is leased from Schottenstein Affiliates, a related party, and expires in September 2022 with two renewal options of five years each.

(2)
Our DSW U.S. stores average approximately 20,300 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option, with 16 stores leased from Schottenstein Affiliates, a related party.

(3)
The Shoe Company, Shoe Warehouse and DSW stores in Canada average approximately 8,000 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.

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

Common Shares

Our Class A common shares are listed for trading on the New York Stock Exchange ("NYSE") under the ticker symbol "DBI." There is currently no public market for the Company's Class B common shares, but the Class B common shares can be exchanged for the Company's Class A common shares at the election of the holder on a share for share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval. As of April 24, 2020, there were 179 holders of record of our Class A common shares and 13 holders of record of our Class B common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street names" or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility. Refer to Item 6. Selected Financial Data of this Annual Report on Form 10-K for additional information on our dividend history. On March 17, 2020, the Board of Directors declared a quarterly cash dividend payment of $0.10 per share for both Class A and Class B common shares. The dividend was paid on April 10, 2020 to shareholders of record at the close of business on March 30, 2020.

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

The following table sets forth the Class A common share repurchases during the most recent quarter:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
November 3, 2019 to November 30, 2019	—	$—	—	$334,935
December 1, 2019 to January 4, 2020	—	$—	—	$334,935
January 5, 2020 to February 1, 2020(1)	1	$15.75	—	$334,935
	1	$15.75	—

(1)	The total number of shares repurchased represents shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

Performance Graph

The following graph compares our cumulative total shareholder return on our Class A common shares with the cumulative total returns of the Standard and Poor's ("S&P") MidCap 400 Index and the S&P MidCap 400 Retail Index, all of which are published indices. The comparison of the cumulative total returns for each investment assumes that $100 was invested on January 31, 2015 and that all dividends were reinvested. This comparison includes the period ended January 31, 2015 through the period ended February 1, 2020.

Company / Index	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020
Designer Brands Inc.	$100.00	$69.31	$60.73	$60.96	$86.61	$48.67
S&P MidCap 400 Index	$100.00	$91.82	$118.23	$133.63	$128.32	$139.87
S&P MidCap 400 Retail Index	$100.00	$86.57	$87.62	$87.83	$88.37	$86.46

ITEM 6.	SELECTED FINANCIAL DATA

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

(in thousands, except percentages, per share and per square foot data, and store count)	Fiscal(1)
	2019(2)	2018(3)	2017	2016	2015
Statement of Operations Data:
Net sales(4)	$3,492,687	$3,177,918	$2,805,555	$2,713,355	$2,620,248
Gross profit(4)	$999,670	$938,689	$799,132	$779,898	$768,369
Operating profit	$127,299	$59,005	$125,058	$199,977	$213,551
Net income (loss)(5)	$94,497	$(20,466)	$67,452	$124,419	$136,034
Diluted earnings (loss) per share(5)	$1.27	$(0.26)	$0.84	$1.51	$1.54
Weighted average number of diluted shares outstanding	74,605	80,026	80,687	82,135	88,501
Balance Sheet Data:
Cash and cash equivalents and investments	$111,538	$169,087	$300,537	$287,091	$330,475
Inventory	$632,587	$645,317	$501,903	$499,995	$484,236
Total assets	$2,465,070	$1,620,584	$1,421,517	$1,436,884	$1,369,109
Debt	$190,000	$160,000	$—	$—	$—
Total shareholders' equity	$720,914	$832,377	$955,251	$942,236	$904,924
Other Data:
Comparable sales change(6)	0.8%	6.1%	(0.4)%	(3.0)%	0.8%
Number of U.S. Retail stores:
Beginning of period	516	512	501	468	431
New stores	7	9	15	34	40
Closed stores	(2)	(5)	(4)	(1)	(3)
End of period	521	516	512	501	468
Number of Canada Retail stores:
Beginning of period	139	—	—	—	—
Acquired stores	—	180	—	—	—
New stores	9	—	—	—	—
Closed stores	(3)	(41)	—	—	—
End of period	145	139	—	—	—
Store square footage:(7)
U.S. Retail	10,570	10,529	10,485	10,336	9,805
Canada Retail	1,162	1,150	—	—	—
Net sales per average square foot:
U.S. Retail	$260	$260	$246	$246	$258
Canada Retail(8)	$216	$212	$—	$—	$—
ABG stores serviced	283	287	293	395	379
Cash dividends per share	$1.00	$1.00	$0.80	$0.80	$0.80

(1)	All fiscal years are based on a 52-week year, except for fiscal 2017, which is based on a 53-week year.

(2)
During fiscal 2019, we adopted the new accounting standard for leases, Accounting Standards Update ("ASU") 2016-02 and the related amendments. We elected to initially apply ASU 2016-02 as of February 3, 2019, with the recognition of $1.0 billion of lease assets and $1.1 billion of lease liabilities and a cumulative-effect adjustment that decreased retained earnings by $9.6 million for transition impairments related to previously impaired leased locations. Periods prior to February 3, 2019 were not restated. Upon transition to ASU 2016-02, we recognized lease liabilities based on the present value of the remaining future fixed lease commitments, net of outstanding tenant allowance receivables, with corresponding lease assets. Amounts for prepaid expenses, deferred rent, deferred construction and tenant allowances, the accrual for lease obligations, and favorable and unfavorable leasehold interests were netted against the lease assets.

(3)
On May 10, 2018, we acquired the remaining interest in TSL that we did not previously own. Beginning with our second quarter of fiscal 2018, TSL ceased being accounted for under the equity method of accounting and was accounted for as a consolidated wholly owned subsidiary. On November 5, 2018, we completed the acquisition of Camuto Group.

(4)
We changed our presentation of net sales and gross profit for all periods presented to include commission income. Previously reported other revenue, which primarily included operating sublease income, was reclassified to operating expenses.

(5)
Net income and diluted earnings per share for fiscal 2019 included net after-tax charges of $19.8 million, or $0.26 per diluted share, primarily related to integration and restructuring costs and impairment charges. Net loss and diluted loss per share for fiscal 2018 included net after-tax charges of $155.3 million, or $1.92 per diluted share, primarily related to impairment charges, acquisition-related activities, the exit of the Town Shoes banner, other restructuring costs, and the net tax expense impact of finalizing the U.S. Tax Reform implementation assessment. Net income and diluted earnings per share for fiscal 2017 included net after-tax charges of $55.5 million, or $0.68 per diluted share, primarily related to impairment charges, inventory write-downs, amortization of intangibles and the change in fair value of the contingent consideration liability associated with Ebuys, restructuring costs, foreign exchange net losses, and the initial net tax expense impact of implementing the U.S. Tax Reform.

(6)
A store is considered comparable when in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed. Comparable sales include e-commerce sales. Stores in Canada from the TSL acquisition that were in operation for at least 14 months at the beginning of fiscal 2019, along with its e-commerce sales, were added to the comparable base beginning with the second quarter of fiscal 2019. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period in the prior year. For the Brand Portfolio segment, sales from the direct-to-consumer www.vincecamuto.com e-commerce site were added to the comparable base beginning with the fourth quarter of fiscal 2019.

(7)	Store square footage represents the total amount of square footage as of the end of the fiscal year for stores and does not include ABG or square footage of the distribution and fulfillment centers.

(8)
Canada Retail sales for fiscal 2018 included in the calculation of net sales per average square foot have been annualized on a full year basis. The calculation excludes the Town Shoes banner that was exited during fiscal 2018.

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

The following discussion includes a comparison of our results of operations and liquidity and capital resources for fiscal 2019 and 2018. A discussion of a comparison of our results of operations and liquidity and capital resources for fiscal 2018 and 2017 has been omitted from this Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the SEC on March 26, 2019.

Executive Overview

In March 2020, the World Health Organization declared the coronavirus ("COVID-19") outbreak a pandemic, which continues to spread throughout North America and worldwide. The health and safety of our customers and employees remain our top priority as we continue to make decisions during this rapidly evolving situation. We have taken decisive actions across our businesses to help protect employees, customers and others in the communities we serve. As a measure to limit the spread of the virus, effective March 18, 2020, we temporarily closed all of our stores in the U.S. and Canada. Our e-commerce business will continue to be available to customers and our stores will be used in the fulfillment of online orders to be shipped to customers or available for curbside pickup. During this unprecedented period of uncertainty, we have in place business continuity plans involving adjustments to operational plans, inventory disciplines, liquidity management, and reductions to our expense and capital expenditure plans. Such measures include implementing temporary leaves of absence for over 80% of our workforce without direct pay and pay reductions for nearly all employees not placed on temporary leave. The COVID-19 outbreak and the temporary closure of all of our stores has had a material adverse impact on our business, liquidity, financial condition, and results of operations.

While we cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact, based on our current understanding of governmental mandates and maintaining the health and safety of our customers and employees, we believe our stores will primarily begin re-opening in the second quarter of fiscal 2020 with a gradual return of store traffic through the remainder of fiscal 2020. As such, the impacts of COVID-19 to our businesses are highly uncertain and we will continue to assess the financial impacts. The disruption to the global economy and to our business, along with a sustained decline in our stock price, may lead to triggering events that may indicate that the carrying value of certain assets, including inventories, accounts receivables, long-lived assets, intangibles, and goodwill, may not be recoverable.

In support of our long-term vision to become the leading footwear retailer in the U.S., we continue to invest in our differentiators. These include private labels, exclusive partnerships, our best in class loyalty programs, and customer experiences. We continually explore new ways to expand our audience and gain market share. We were pleased with the performance of our Canada Retail segment during fiscal 2019 with continued positive comparable sales and further margin growth, benefiting from moving their digital offering to the platform we use in the U.S. Following the first full year of operating the Camuto Group business, we remain on track to convert the production of the majority of our DSW private label to the Brand Portfolio segment in fiscal 2020. At that time, we expect to realize the benefits of having greater exclusivity in product offerings at higher margins.

We were faced with challenges both internally and externally in fiscal 2019, primarily during the second half of the year. During our fourth quarter, we were focused on stabilizing the business through remedying several issues within our control. Following the holidays, we instituted a patch for our new POS system that, combined with the discontinued practice of allowing multiple promotions for a single transaction, has positively impacted both net sales and gross profits. In addition, we adjusted our inventory positions and investments in marketing.

Comparable Sales Performance Metric

We consider comparable sales to be an important indicator of the performance of our retail and direct-to-consumer businesses, and investors may find it useful as such. Comparable sales is a primary metric commonly used throughout the retail industry. A store is considered comparable when in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed. Comparable sales include e-commerce sales. Stores in Canada from the TSL acquisition that were in operation for at least 14 months at the beginning of fiscal 2019, along with its e-commerce sales, were added to the comparable base beginning with the second quarter of fiscal 2019. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period in the prior year. For the Brand Portfolio segment, sales from the direct-to-consumer www.vincecamuto.com e-commerce site were added to the comparable base beginning with the fourth quarter of fiscal 2019. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Comparability

There are a number of items that affect comparability when reviewing our results of operations for fiscal 2019 and 2018. Significant items to consider include:

•
During fiscal 2019, we incurred integration and restructuring costs related to our prior year acquisition activity of $17.7 million, which consisted primarily of severance, fees for terminating joint ventures, and professional fees and other integration costs. Also during fiscal 2019, we recorded impairment charges of $7.8 million, including $4.8 million for operating lease assets and other property and equipment in the Brand Portfolio segment related to the planned consolidation of certain locations as part of our integration efforts and $3.0 million primarily for operating lease assets related to under-performing stores.

•
During fiscal 2018, we recorded impairment charges of long-lived assets of $19.0 million, primarily for an abandoned corporate internal-use software that was under development and leasehold improvements related to under-performing stores, and as a result of our decision to exit the Town Shoes banner, we closed or re-branded all Town Shoes banner stores and recorded lease exit and other termination costs of $16.4 million. Also during fiscal 2018, we incurred restructuring costs of $5.6 million in severance, primarily related to changes in our store labor model and the exit of the Town Shoes banner, and we incurred acquisition-related costs and target acquisition costs of $27.9 million. In addition, fiscal 2018 included the wind-down operations of Ebuys, which included lease exit and other termination costs of $6.6 million and incremental income tax expense of $2.3 million.

•
On May 10, 2018, we acquired the remaining interest in TSL that we did not previously own. TSL results were included in the consolidated results of operations as a wholly owned subsidiary beginning with the second quarter of fiscal 2018. For the first quarter of fiscal 2018, the loss from our equity investment interest in TSL was included in our consolidated results of operations. Due to the acquisition of the remaining interest in TSL, we remeasured to fair value our previously held assets, which included our equity investment in TSL and notes and accounts receivable from TSL. During fiscal 2018, as a result of the remeasurement, we recorded a loss of $34.0 million to non-operating expenses, net. Also during fiscal 2018, we reclassified a net loss of $12.2 million of foreign currency translation related to the previously held balances from accumulated other comprehensive loss to non-operating expenses, net. In addition, with the TSL acquisition being accounted for as a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during fiscal 2018, we recorded a goodwill impairment charge of $41.8 million, which resulted in impairing all of TSL’s goodwill.

•
On November 5, 2018, we completed the acquisition of Camuto Group. Camuto Group's results were included in the consolidated results of operations as a wholly owned subsidiary beginning with the fourth quarter of fiscal 2018. During fiscal 2018, we recognized $5.3 million of additional cost of sales related to an inventory valuation step-up recorded as part of the acquisition.

Financial Summary

Net sales increased to $3.5 billion for fiscal 2019 from $3.2 billion for fiscal 2018. The 9.9% increase in net sales was driven by incremental net sales from acquired businesses prior to the anniversary of their acquisitions, a 0.8% increase in comparable sales, and an increase for non-comparable store sales, partially offset by the impact of stores closed, primarily the Town Shoes banner stores, the decrease in Brand Portfolio sales after the anniversary of the acquisition, and the loss of sales from the exit of Ebuys.

In fiscal 2019, gross profit as a percentage of net sales was 28.6%, a decrease of 90 basis points from 29.5% in the previous year. The decrease in the gross profit rate was primarily due to the decline in the U.S. Retail segment primarily driven by higher shipping costs in the current year associated with higher digital penetration and a benefit recognized in fiscal 2018 as a result of adjusting our loyalty programs deferred revenue due to the relaunch of the DSW VIP rewards program. The Canada Retail segment gross profit margin improved primarily due to lower clearance activity with improvements in the inventory position and improved leverage in occupancy costs with the exit of the Town Shoes banner last year.

Net income for fiscal 2019 was $94.5 million, or $1.27 per diluted share, which included net after-tax charges of $19.8 million, or $0.26 per diluted share, primarily related to integration and restructuring expenses associated with the businesses acquired in fiscal 2018 and impairment charges. Net loss for fiscal 2018 was $20.5 million, or $0.26 loss per diluted share, which included net after-tax charges of $155.3 million, or $1.92 per diluted share, primarily related to impairment charges, acquisition-related activities, the exit of the Town Shoes banner, other restructuring costs, and the net tax expense impact of finalizing the U.S. Tax Reform implementation assessment.

We continue making investments in our business that support our long-term growth objectives. During fiscal 2019, we invested $77.8 million in capital expenditures compared to $65.4 million during fiscal 2018. Our capital expenditures during fiscal 2019 were primarily related to 16 new store openings, store remodels and business infrastructure.

Results of Operations

The following represents selected components of our consolidated results of operations, with associated percentages of net sales:

	Fiscal
	2019		2018		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales(1)	$3,492,687	100.0%	$3,177,918	100.0%	$314,769	9.9%
Cost of sales	(2,493,017)	(71.4)	(2,239,229)	(70.5)	(253,788)	11.3%
Gross profit(1)	999,670	28.6	938,689	29.5	60,981	6.5%
Operating expenses(1)	(874,749)	(25.1)	(820,222)	(25.7)	(54,527)	6.6%
Income from equity investment in ABG-Camuto	10,149	0.3	1,298	0.0	8,851	681.9%
Impairment charges	(7,771)	(0.2)	(60,760)	(1.9)	52,989	(87.2)%
Operating profit	127,299	3.6	59,005	1.9	68,294	115.7%
Interest income (expense), net	(7,355)	(0.2)	1,288	0.0	(8,643)	NM
Non-operating expenses, net	(170)	(0.0)	(49,616)	(1.6)	49,446	(99.7)%
Income before income taxes and loss from equity investment in TSL	119,774	3.4	10,677	0.3	109,097	1,021.8%
Income tax provision	(25,277)	(0.7)	(29,833)	(0.9)	4,556	(15.3)%
Loss from equity investment in TSL	—	—	(1,310)	0.0	1,310	NM
Net income (loss)	$94,497	2.7%	$(20,466)	(0.6)%	$114,963	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$1.28		$(0.26)		$1.54	NM
Diluted earnings (loss) per share	$1.27		$(0.26)		$1.53	NM
Weighted average shares used in per share calculations:
Basic shares	73,602		80,026		(6,424)	(8.0)%
Diluted shares	74,605		80,026		(5,421)	(6.8)%
NM - Not meaningful

(1)
We changed our presentation of net sales and gross profit for all periods presented to include commission income. Previously reported other revenue, which primarily included operating sublease income, was reclassified to operating expenses.

Net Sales

The following summarizes the change in consolidated net sales from the previous fiscal year:

	Fiscal
(in thousands)	2019	2018
Consolidated net sales for the previous fiscal year	$3,177,918	$2,805,555
Increase in comparable sales	23,518	158,225
Net increase from non-comparable store sales and other changes	11,920	55,474
Loss of net sales from closed stores	(50,342)	(11,707)
Decrease in Brand Portfolio segment net sales after anniversary of acquisition	(7,687)	—
Incremental external net sales from 2018 acquired businesses prior to the anniversary of their acquisitions	342,992	309,961
Loss of net sales from the exit of Ebuys and Gordmans	(5,632)	(103,964)
Net sales during the 53rd week in fiscal 2017	—	(35,626)
Consolidated net sales	$3,492,687	$3,177,918

The following summarizes net sales by segment:

	Fiscal		Change
(dollars in thousands)	2019	2018	Amount	%	Comparable Sales %(1)
Segment net sales:
U.S. Retail	$2,745,395	$2,738,989	$6,406	0.2%	0.3%
Canada Retail	249,017	220,325	28,692	13.0%	7.2%
Brand Portfolio	448,285	99,812	348,473	349.1%	98.8%
Other	122,090	128,968	(6,878)	(5.3)%	0.3%
Total segment net sales	3,564,787	3,188,094	376,693	11.8%	0.8%
Elimination of intersegment net sales	(72,100)	(10,176)	(61,924)	608.5%
Consolidated net sales	$3,492,687	$3,177,918	$314,769	9.9%

(1)
For the Canada Retail segment, stores from the TSL acquisition that were in operation for at least 14 months at the beginning of fiscal 2019, along with its e-commerce sales, were added to the comparable base beginning with the second quarter of fiscal 2019. For the Brand Portfolio segment, sales from the direct-to-consumer www.vincecamuto.com e-commerce site were added to the comparable base beginning with the fourth quarter of fiscal 2019.

The increase in net sales was driven by incremental net sales from acquired businesses prior to the anniversary of their acquisitions, a 0.8% increase in comparable sales, and an increase for non-comparable store sales, partially offset by the impact of stores closed, primarily the Town Shoes banner stores, the decrease in Brand Portfolio sales after the anniversary of the acquisition, and the loss of sales from the exit of Ebuys. Within the U.S. Retail segment, comparable sales increased primarily due to higher comparable transactions driven by an increase in traffic, partially offset by a decline in comparable average dollar sales per transaction. Within the Canada Retail segment, comparable sales increased due to higher comparable average dollar sales per transaction, primarily as a result of the significant improvements to its digital platform and lower clearance inventory.

The following summarizes gross profit by segment:

	Fiscal
	2019		2018		Change
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$786,976	28.7%	$840,174	30.7%	$(53,198)	(6.3)%	(200)
Canada Retail	79,850	32.1%	55,937	25.4%	23,913	42.7%	670
Brand Portfolio	114,170	25.5%	18,920	19.0%	95,250	503.4%	650
Other	26,065	21.3%	25,252	19.6%	813	3.2%	170
	1,007,061		940,283
Elimination of intersegment gross profit	(7,391)		(1,594)
Consolidated gross profit	$999,670	28.6%	$938,689	29.5%	$60,981	6.5%	(90)

The U.S. Retail segment gross profit margin declined primarily driven by higher shipping costs in the current year associated with higher digital penetration and a benefit recognized in fiscal 2018 as a result of adjusting our loyalty programs deferred revenue due to the relaunch of the DSW VIP rewards program. The Canada Retail segment gross profit margin improved primarily due to lower clearance activity with improvements in the inventory position and improved leverage in occupancy costs with the exit of the Town Shoes banner last year. The Brand Portfolio segment gross profit for fiscal 2018 includes only the fourth quarter of activity following the acquisition whereas fiscal 2019 includes a full year of activity. The gross profit margin of the Brand Portfolio segment in fiscal 2018 was negatively impacted by the recognition to cost of sales of $5.3 million of inventory step-up value related to the valuation of inventory at acquisition.

Elimination of intersegment gross profit consisted of the following:

	Fiscal		Change
(dollars in thousands)	2019	2018	Amount	%
Elimination of intersegment activity -
Net sales recognized by Brand Portfolio segment	$(72,100)	$(10,176)	$(61,924)	608.5%
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	51,068	8,098	42,970	530.6%
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	13,641	484	13,157	2,718.4%
Gross profit	$(7,391)	$(1,594)	$(5,797)	363.7%

Operating Expenses

Operating expenses as a percentage of net sales were 25.1% and 25.7% for fiscal 2019 and fiscal 2018, respectively. The decrease as a percentage of net sales over the prior year was primarily driven by lower incentive compensation and marketing investments in fiscal 2019, and the impact of lease exit charges and acquisition-related costs in fiscal 2018, partially offset by the impact of including Camuto Group in the consolidated results and higher integration and restructuring charges in fiscal 2019.

Income from equity investment in ABG-Camuto

We account for our equity investment in ABG-Camuto using the equity method of accounting, with the net earnings attributable to our 40% investment being classified within operating profit. ABG-Camuto is an integral part of the Brand Portfolio segment given the licensing agreement between us and ABG-Camuto, which allows us to sell licensed branded products to wholesale customers. Income from equity investment in ABG-Camuto for fiscal 2018 includes only the fourth quarter of activity whereas fiscal 2019 includes a full year of activity.

Impairment charges

During fiscal 2019, we recorded impairment charges of $7.8 million, including $4.8 million for operating lease assets and other property and equipment in the Brand Portfolio segment related to the planned consolidation of certain locations as part of our integration efforts and $3.0 million primarily for operating lease assets related to under-performing stores ($2.3 million and $0.7 million for the U.S. Retail and Canada Retail segments, respectively). During fiscal 2018, we recorded impairment charges of $60.8 million, including $41.8 million for Canada Retail segment goodwill, $13.9 million for an abandoned corporate internal-use software that was under development and $5.1 million primarily for leasehold improvements related to under-performing stores. With the TSL acquisition being accounted for as a step acquisition, the purchase price included the fair value of our previously held assets, which considered the valuation of the TSL enterprise. This valuation identified that the resulting goodwill was not supportable as the value of the acquired net assets exceeded the enterprise fair value. As a result, during fiscal 2018, we recorded a goodwill impairment charge that resulted in impairing all of the Canada Retail segment’s goodwill.

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

Income Taxes

The effective tax rate for fiscal 2019 was 21.1% compared to 318.5% for fiscal 2018. The effective tax rates reflect the impact of federal, state and local, and foreign taxes. During fiscal 2019, we had $3.9 million valuation allowance release primarily related to the net operating loss utilization for our legal entity in Canada. During fiscal 2018, we had $2.1 million of tax expense due to finalizing the U.S. Tax Reform implementation and we had additional tax provision expense of approximately $20.0 million due to recording an additional valuation allowance and nondeductible discrete items, primarily related to the charges recorded as a result of the acquisition of TSL.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels fluctuate seasonally. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy and withstand unanticipated business volatility, including the impact of the outbreak of COVID-19. We believe that cash generated from our operations and the business continuity plans put in place, together with our current levels of cash and investments, as well as the use of our Credit Facility, as subsequently amended, are sufficient over the next 12 months to maintain our ongoing operations, support working capital requirements, and fund capital expenditures. The cash generated from operations is based on our expectation of re-opening our stores beginning primarily in the second quarter of fiscal 2020 with a gradual return of store traffic throughout the remainder of fiscal 2020. If additional liquidity is needed, we may take additional actions including adjusting our marketing spend, implement further employee furloughs, reducing the store labor requirements when stores open, and forego additional capital expenditures and other discretionary expenses.

Operating Cash Flows

For fiscal 2019, our net cash provided by operations was $196.7 million compared to $175.3 million for fiscal 2018. The increase in net cash provided by operating activities was driven by distributions received from our equity investment in ABG-Camuto and improved use of working capital over fiscal 2018, as fiscal 2018 had an increased use of cash to fund working capital requirements due to the addition of the acquired businesses.

Investing Cash Flows

For fiscal 2019, net cash used in investing activities was $27.4 million, which was due to capital expenditures of $77.8 million, partially offset by the net liquidation of our available-for-sale securities. For fiscal 2018, net cash used in investing activities was $282.0 million, which was due to the acquisitions of TSL and Camuto Group, capital expenditures of $65.4 million and $16.0 million of additional borrowings by TSL prior to the acquisition, partially offset by the net liquidation of our available-for-sale securities.

Financing Cash Flows

For fiscal 2019, net cash used in financing activities was $183.4 million, which was due to the payment of dividends and the repurchase of Class A common shares under the share repurchase program, offset by the additional borrowings on our revolving line of credit, net of payments made, of $30.0 million. During fiscal 2019, we repurchased 7.1 million Class A common shares at a cost of $141.6 million. For fiscal 2018, net cash provided by financing activities was $30.0 million, which was due to borrowings on our revolving line of credit of $160.0 million, offset primarily by the payment of dividends and the repurchase of Class A common shares under the share repurchase program. During fiscal 2018, we repurchased 2.0 million Class A common shares at a cost of $47.5 million.

Debt

Credit Facility- Our Credit Facility, with a maturity date of August 25, 2022, provides a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 3.4% as of February 1, 2020. Any loans issued in CAD bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 1.8% as of February 1, 2020. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of February 1, 2020 and February 2, 2019, we had $190.0 million and $160.0 million, respectively, outstanding under the Credit Facility. As of February 1, 2020, with the amount outstanding under the Credit Facility and $3.0 million in letters of credit issued, we had $207.0 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of February 1, 2020, we were in compliance with all financial covenants.

Subsequent Events- Subsequent to February 1, 2020, we borrowed $205.0 million from the Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19, resulting in $2.0 million of available for borrowing.

On April 30, 2020, the Credit Facility was amended, which resulted in various changes including:

•	Provides for a lien on all of the Company's assets;

•	Reduces the borrowing availability to $375.0 million on October 31, 2020, $350.0 million on January 30, 2021, $325.0 million on May 1, 2021, and $300.0 million on July 31, 2021;

•	Redefines the components for calculating the leverage ratio and fixed charge coverage ratio to adjust for certain temporary impacts due to COVID-19;

•
Changes the maximum leverage ratio covenant to 3.50:1 as of May 2, 2020, 4.00:1 as of August 1, 2020, 3.75:1 as of October 31, 2020, and 3.50:1 as of January 30, 2021 and as of the end of each fiscal quarter thereafter;

•	Changes the minimum fixed charge coverage ratio to 1.25:1 as of May 2, 2020 and 1.05:1 as of August 1, 2020 and as of the end of each fiscal quarter thereafter; and

•	Restricts the Company from paying dividends, making share repurchases, and making certain acquisitions.

Capital Expenditure Plans

We expect to significantly reduce capital expenditures in fiscal 2020 in response to the COVID-19 outbreak. For fiscal 2020, we had started working on new stores and we are reevaluating those plans. Our future investments will depend primarily on the number of stores we will be required to open based on commitments previously made.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of February 1, 2020:

	Payments due by Period
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	More Than 5 Years
Operating lease liabilities	$1,165,894	$223,107	$428,585	$270,205	$243,997
Debt, including estimated interest payments(1)	206,881	6,565	200,316	—	—
Minimum license commitments(2)	276,131	33,659	67,318	68,618	106,536
Purchase obligations(3)	11,709	9,838	1,871	—	—
Total	$1,660,615	$273,169	$698,090	$338,823	$350,533

(1)
Interest payments on our revolving line of credit were estimated using the effective interest rate as of February 1, 2020 and assuming interest payments on $190.0 million outstanding on our revolving line of credit through August 25, 2022, the maturity date of our Credit Facility.

(2)	Minimum license commitments include guaranteed minimum royalties, including amounts due to the ABG-Camuto joint venture, and fixed licensing and other fees due to other parties.

(3)
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

Critical Accounting Policies and Estimates

As discussed in Note 1, Significant Accounting Policies, of the Consolidated Financial Statements included in this Annual Report on Form 10-K, the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

The fair values for property and equipment were determined using the cost and market approaches. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. For intangible assets, we generally use an income approach to determine fair value. The income approach requires management to make significant estimates and assumptions. These estimates and assumptions may include the use of discount rates, growth rates, customer attrition rates, royalty rates, and forecasts of net sales and operating income. The discount rates applied to the projections reflect the risk factors associated with those projections. We determined that goodwill should be allocated to reporting units within the U.S. Retail and Brand Portfolio segments based on each reporting unit’s estimated benefit from the expected synergies from the Camuto Group acquisition.

We allocated $67.8 million of the goodwill to the U.S. Retail segment based primarily on a discounted cash flow of the sourcing benefit. The remaining $20.0 million of goodwill was allocated to the First Cost reporting unit within the Brand Portfolio segment based on the fair value of the reporting unit over the fair value of the net assets allocated to the reporting unit. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could result in future impairment charges of long-lived assets and goodwill and other indefinite lived intangible assets, discussed in more detail below.

Impairment of Goodwill and Other Indefinite Lived Intangible Assets. We evaluate goodwill and other indefinite lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant and sustained decline in our stock price, that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that there is an impairment. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value exceeds its fair value, we will calculate the estimated fair value. Fair value is the price a willing buyer would pay and is typically calculated using a discounted cash flow analysis. Where deemed appropriate, we may also utilize a market approach for estimating fair value. Impairment charges are calculated as the amount by which the carrying amount exceeds its fair value, but not to exceed the carrying value for goodwill.

When assessing goodwill and other indefinite lived intangible assets for impairment, our decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the estimated fair value over carrying value at the last assessment date and the amount of time since the last quantitative fair value assessments. Our impairment calculations contain uncertainties as we are required to make assumptions and to apply judgment when estimating future cash flows, including projected revenue growth and operating income, as well as selecting an appropriate discount rate and assumed royalty rate. Estimates of revenue growth and operating income are based on internal projections considering past performance and forecasted growth, strategic initiatives, and the business environment impacting performance. The discount rate and royalty rate are selected based on market participant assumptions. These estimates are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.

As of February 1, 2020, we had $93.7 million in goodwill within the U.S. Retail segment, which is also the reporting unit, and $20.0 million within the Brand Portfolio segment for the First Cost reporting unit, and $15.5 million in indefinite-lived trademarks and tradenames. We determined the fair value of the reporting units and of the indefinite-lived intangibles was significantly in excess of their carrying value and a 10% decrease in fair value would not result in an impairment charge. Accordingly, we did not recognize an impairment charge during fiscal 2019. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Asset Impairment of Long-lived Assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment and operating lease assets, when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value.

Our reviews are conducted at the lowest identifiable level, which typically is at the store level for the majority of our long-lived assets. Fair value at the store level is typically based on projected discounted cash flows using a discount rate determined by management. We also review construction in progress projects, including internal-use software under development, for recoverability when we have a strategic shift in our plans.

A 10% change in our projected cash flows for our store fleet would not result in a material amount of additional impairment charges. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

Inventories. The U.S. Retail segment accounts for inventory using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered by markdowns. The Canada Retail and Brand Portfolio segments account for inventory using the weighted average cost method and is stated at the lower of cost or net realizable value. We monitor aged inventory for obsolete and slow-moving inventory that may need to be liquidated at amounts below cost. Reductions to inventory values establish a new cost basis. Favorable changes in facts or circumstances do not result in an increase in the newly established cost basis.

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
If the reduction to inventories for markdowns, shrinkage, and aged inventories were to change by 10%, cost of sales would increase by approximately $4.3 million.
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
As of February 1, 2020, the reserve for customer allowances and discounts was $11.5 million.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Leases. We recognize lease liabilities based on the present value of the future fixed lease commitments over the lease term with corresponding lease assets. The majority of our real estate leases provide for renewal options, which are typically not included in the lease term used for measuring the lease assets and lease liabilities as it is not reasonably certain we will exercise options.
	We determine the discount rate for each lease by estimating the rate that we would be required to pay on a secured borrowing for an amount equal to the lease payments over the lease term.	As of February 1, 2020, a change in our discount rate of 100 basis points would have changed the recorded operating lease assets and liabilities by $31.0 million.
Foreign Tax Contingencies. During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest.

We developed an initial estimate of the range of outcomes related to these obligations and have since refined our estimates with additional analysis. Our current estimate of the range of outcomes is now $28.1 million to $40.0 million for obligations we are aware of at this time. We recorded a contingent liability for the low end of the range and an indemnification asset of $24.5 million representing the estimated amount we expect to collect under the terms of the securities purchase agreement with the Sellers. We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

As of February 1, 2020, our liability for foreign tax contingencies was $28.1 million with an estimated range of outcomes of $28.1 million to $40.0 million for obligations we are aware of at this time.

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

Tax laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions, and significant judgment is required in estimating our provision and accruals for taxes. There may be transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of tax laws, regulations, and policies will be applied or otherwise administered that is different from our interpretation. In addition, state, local or foreign jurisdictions may enact tax laws that could result in further changes to taxation and materially affect our financial position and results of operations.

As of February 1, 2020, we had a valuation allowance of $9.5 million and gross unrecognized tax benefits of $10.8 million. However, we may be required to make adjustments that may materially impact our provision for income taxes in the period in which the adjustments are made based on additional information, additional guidance or revised interpretations.

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

Interest Rate Risk

We hold available-for-sale securities, which are not materially affected by changes in market interest rates. Also, as of February 1, 2020, we had $190.0 million outstanding on our revolving line of credit under our Credit Facility. Borrowings under our Credit Facility are based on a variable rate of interest, which exposes us to interest rate market risks, particularly during a period of rising interest rates. The impact of a hypothetical 100 basis point increase in interest rates on our revolving line of credit would not result in a material amount of additional expense over a 12-month period based on the balance as of February 1, 2020.

Foreign Currency Exchange Risk

We are exposed to the impact of foreign exchange rate risk primarily through our operations in Canada where the functional currency is the Canadian dollar, as well as foreign denominated cash accounts. A hypothetical 10% movement in the exchange rates could result in a $2.1 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss within the consolidated balance sheets, and $0.5 million of foreign currency revaluation, which would be recorded in non-operating expenses, net within the consolidated statements of operations.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Management assessed the effectiveness of our internal control system as of February 1, 2020. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting, as stated in its report on page F-1 of this Annual Report.

Changes in Internal Control over Financial Reporting

During fiscal 2018, we acquired TSL and Camuto Group and integrated TSL and Camuto Group into our system of internal controls during fiscal 2019. As a result, our internal control over financial reporting now includes controls and procedures with respect to transactions and account balances of TSL and Camuto Group. Other than the changes with regard to TSL and Camuto Group, no change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(e), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Fourth Amendment to Credit Agreement

The information set forth below is included herein for the purpose of providing disclosure under Item 1.01 (Entry into a Material Definitive Agreement) and Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant) of Form 8-K.

On April 30, 2020, the Company and certain of its subsidiaries entered into a Fourth Amendment to the Credit Agreement (the "Amendment"), which amends the Credit Facility, dated as of August 25, 2017, as amended, among the Company as lead borrower, certain of the Company’s Canadian subsidiaries that may become borrowers thereunder, certain of the Company’s domestic subsidiaries as guarantors, the lenders party thereto, and PNC Bank, National Association as administrative agent (the "Agent") for the lenders. The Amendment, among other matters, makes the following modifications to the Credit Facility:

•	Provides for a lien on all of the Company's assets;

•	Reduces the borrowing availability to $375.0 million on October 31, 2020, $350.0 million on January 30, 2021, $325.0 million on May 1, 2021, and $300.0 million on July 31, 2021;

•	Redefines the components for calculating the leverage ratio and fixed charge coverage ratio to adjust for certain temporary impacts due to COVID-19;

•
Changes the maximum leverage ratio covenant to 3.50:1 as of May 2, 2020, 4.00:1 as of August 1, 2020, 3.75:1 as of October 31, 2020, and 3.50:1 as of January 30, 2021 and as of the end of each fiscal quarter thereafter;

•	Changes the minimum fixed charge coverage ratio to 1.25:1 as of May 2, 2020 and 1.05:1 as of August 1, 2020 and as of the end of each fiscal quarter thereafter; and

•	Restricts the Company from paying dividends, making share repurchases, and making certain acquisitions.

The foregoing summary of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Amendment, which is filed as Exhibit 10.4.4 to this Annual Report on Form 10-K and incorporated herein by reference, and the Pledge and Security Agreement entered into as of April 30, 2020 by the Company and certain of its subsidiaries in favor of the Agent for the secured parties, which is filed as Exhibit 10.4.5 hereto and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions "EXECUTIVE OFFICERS," "ELECTION OF DIRECTORS" and "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION" in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the "Proxy Statement"), is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth additional information, as of February 1, 2020, about our Class A common shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)(2)(3)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	6,667,818	$24.90	2,928,565
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,667,818	$24.90	2,928,565
N/A - Not applicable

(1)	DSW Inc. 2005 Equity Incentive Plan.

(2)
Includes 3,760,688 shares issuable pursuant to the exercise of outstanding stock options, 1,686,981 shares issuable pursuant to restricted stock units, 767,537 shares issuable pursuant to performance-based restricted stock units and 452,612 shares issuable pursuant to director stock units. Since the restricted stock units, performance-based restricted stock units and director stock units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

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

2.3
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

2.3.1
Amendment to Securities Purchase Agreement, dated October 10, 2018, by and among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers’ Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections. Incorporated by reference to Exhibit 2.4.1 to Form 10-K (file no. 001-32545) filed March 26, 2019.

2.3.2
Side Letter to Securities Purchase Agreement, dated January 31, 2019, by and among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers’ Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections. Incorporated by reference to Exhibit 2.4.2 to Form 10-K (file no. 001-32545) filed March 26, 2019.

3.1	Amended and Restated Articles of Incorporation of Designer Brands Inc. dated March 19, 2019. Incorporated by reference to Exhibit 3.1 to Form 10-K (file no. 001-32545) filed March 26, 2019.
3.2	Amended and Restated Code of Regulations. Incorporated by reference to Exhibit 3.2 to Form 10-K (file no. 001-32545) filed April 13, 2006.
4.1	Specimen Class A Common Shares Certificate. Incorporated by reference to Exhibit 4.1 to Form 10-Q (file no. 001-32545) filed June 4, 2019.
4.2*	Description of Securities.

Exhibit No.	Description
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

10.3#	DSW Inc. 2014 Long-Term Incentive Plan. Incorporated by reference to Appendix C to Schedule 14A (file no. 001-32545) filed April 30, 2014.
10.3.1#	First Amendment to DSW Inc. 2014 Long-Term Incentive Plan, dated January 31, 2018. Incorporated by reference to Exhibit 10.3.1 to Form 10-K (file no. 001-32545) filed March 26, 2019.
10.3.2#*	Form of Restricted Stock Units Award Agreement for Employees.
10.3.3#*	Form of Stock Units for Automatic Grants to Non-employee Directors.
10.3.4#*	Form of Nonqualified Stock Option Award Agreement for Employees.
10.3.5#*	Form of Performance-Based Restricted Stock Units Award Agreement for Employees.
10.3.6#*	Form of Restricted Stock Units Award Agreement for Canada Employees.
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

10.4.1*
First Amendment to Credit Agreement, dated as of January 30, 2018, by and among DSW Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent.

10.4.2
Second Amendment to Credit Agreement, dated as of October 10, 2018, by and among DSW Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed October 11, 2018.

10.4.3*	Third Amendment to Credit Agreement, dated as of March 16, 2020, by and among Designer Brands Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.
10.4.4*
Fourth Amendment to Credit Agreement, dated as of April 30, 2020, by and among Designer Brands Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent.

10.4.5*
Pledge and Security Agreement, dated April 30, 2020, by and among each of the Grantors referred to therein, in favor of PNC Bank, National Association, in its capacity as administrative and collateral agent for the Secured Parties referred to therein.

10.5
Cost Sharing Agreement, dated November 1, 2012, between 4300 East Fifth Avenue LLC and 810 AC LLC, a wholly owned subsidiary of DSW. Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 1, 2012.

10.6#	DSW Inc. 2005 Cash Incentive Compensation Plan. Incorporated by reference to Appendix B to Schedule 14A (file no. 001-32545) filed April 30, 2014.
10.7*	Form of Indemnification Agreement between Designer Brands Inc. and its officers and directors.
10.8
Management Agreement, dated November 1, 2012, between Schottenstein Property Group, LLC and 810 AC LLC, a wholly owned subsidiary of DSW. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-32545) filed November 1, 2012.

10.9	Master Separation Agreement, dated July 5, 2005, between DSW Inc. and Retail Ventures, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-10767) filed July 11, 2005.
10.9.1	Amendment to Master Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated May 26, 2011. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed May 26, 2011.

Exhibit No.	Description
10.10	Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed June 5, 2006.
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

10.12.4
Fourth Lease Amendment to Agreement of Lease, dated December 23, 2016, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.12.4 to Form 10-K (file no. 001-32545) filed March 26, 2019.

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

10.15#
Amended and Restated Standard Executive Severance Agreement, dated December 6, 2019, between Designer Brands Inc. and Roger Rawlins. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed December 10, 2019.

10.16#	Standard Executive Severance Agreement, dated January 4, 2016, between Simon Nankervis and DSW Inc. Incorporated by reference to Exhibit 10.39 to Form 10-K (file no. 001-32545) filed March 24, 2016.
10.17#	Standard Executive Severance Agreement, dated July 20, 2016, between Jared Poff and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no.001-32545) filed September 1, 2016.
10.18#	Standard Executive Severance Agreement, dated May 1, 2017, between Michele Love and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-32545) filed May 25, 2017.
10.19#*	Standard Executive Severance Agreement, dated January 21, 2020, between Drew Domecq and Designer Brands Inc.

Exhibit No.	Description
10.20#*	Standard Executive Severance Agreement, dated April 17, 2014, between Thomas Jessep and DSW Inc.
10.20.1#*	First Amendment to Standard Executive Severance Agreement, dated March 9, 2016, between Thomas Jessep and DSW Inc.
10.21#*	Standard Executive Severance Agreement, dated April 9, 2020, between Mary Turner and Designer Brands Inc.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1*	Section 1350 Certification - Principal Executive Officer.
32.2*	Section 1350 Certification - Principal Financial Officer.
101*
The following materials from the Designer Brands Inc. Annual Report on Form 10-K for the year ended February 1, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(c) Additional Financial Statement Schedules:

None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGNER BRANDS INC.

May 1, 2020	By:	/s/ Jared Poff
Jared Poff, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Rawlins	Chief Executive Officer and Director	May 1, 2020
Roger Rawlins	(Principal Executive Officer)

/s/ Jared Poff	Executive Vice President and Chief Financial Officer	May 1, 2020
Jared Poff	(Principal Financial Officer)

/s/ Mark Haley	Senior Vice President and Controller	May 1, 2020
Mark Haley	(Principal Accounting Officer)

*	Executive Chairman of the Board and Director	May 1, 2020
Jay L. Schottenstein

*	Director	May 1, 2020
Peter Cobb

*	Director	May 1, 2020
Joanne Zaiac

*	Director	May 1, 2020
Elaine J. Eisenman

*	Director	May 1, 2020
Carolee Lee

*	Director	May 1, 2020
Joanna T. Lau

*	Director	May 1, 2020
Joseph A. Schottenstein

*	Director	May 1, 2020
Harvey L. Sonnenberg

*	Director	May 1, 2020
Allan J. Tanenbaum

*	Director	May 1, 2020
Ekta Singh-Bushell

*By:	/s/ Jared Poff
Jared Poff (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Designer Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Designer Brands Inc. and subsidiaries (the "Company") as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases, effective February 3, 2019, due to adoption of Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Inventories - Refer to Note 1 to the financial statements
Critical Audit Matter Description
The U.S. Retail segment, which includes stores operated in the U.S. under the DSW Designer Shoe Warehouse banner and its related e-commerce site, accounts for inventory using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered by markdowns.
Inherent in the valuation of inventory are certain significant judgments and estimates, including estimating inventory markdowns, which can significantly impact the ending inventory valuation and the resulting gross profit. Earnings are negatively impacted as the merchandise is marked down prior to sale.
Given the significant estimates and assumptions management utilizes to measure inventory markdowns at period end, a high degree of auditor judgment and an increased extent of effort is required when performing audit procedures to evaluate the reasonableness of estimates and assumptions. Such estimates are based on the timing and completeness of recorded markdowns.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the completeness of estimated inventory markdowns included the following, among others:

•
We tested the effectiveness of controls over the timing and completeness of estimated inventory markdowns, including those over the determination of estimated inventory markdowns and those over the lowering of the retail value of inventory through markdowns.

•	We evaluated management’s ability to accurately estimate inventory markdowns by comparing estimated inventory markdowns as of February 1, 2020 to subsequent sales of clearance inventory.

•
We tested the amount of estimated inventory markdowns recorded by developing an expectation for the amount based on the historical amounts recorded as a percentage of sales and compared our expectation to the amount recorded by management.

•	We observed physical inventory counts throughout the fiscal year, including merchandise designated for clearance. We assessed inventory aging and sell through as of March 2020.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
May 1, 2020

We have served as the Company's auditor since 1997.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal
	2019	2018	2017
Net sales	$3,492,687	$3,177,918	$2,805,555
Cost of sales	(2,493,017)	(2,239,229)	(2,006,423)
Operating expenses	(874,749)	(820,222)	(617,381)
Income from equity investment in ABG-Camuto	10,149	1,298	—
Impairment charges	(7,771)	(60,760)	(89,440)
Change in fair value of contingent consideration liability	—	—	32,747
Operating profit	127,299	59,005	125,058
Interest expense	(8,914)	(2,433)	(488)
Interest income	1,559	3,721	3,277
Interest income (expense), net	(7,355)	1,288	2,789
Non-operating expenses, net	(170)	(49,616)	(1,885)
Income before income taxes and income (loss) from equity investment in TSL	119,774	10,677	125,962
Income tax provision	(25,277)	(29,833)	(59,567)
Income (loss) from equity investment in TSL	—	(1,310)	1,057
Net income (loss)	$94,497	$(20,466)	$67,452
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$1.28	$(0.26)	$0.84
Diluted earnings (loss) per share	$1.27	$(0.26)	$0.84
Weighted average shares used in per share calculations:
Basic shares	73,602	80,026	80,160
Diluted shares	74,605	80,026	80,687

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal
	2019	2018	2017
Net income (loss)	$94,497	$(20,466)	$67,452
Other comprehensive income, net of income taxes:
Foreign currency translation gain (loss)	(340)	(7,013)	3,681
Unrealized net gain (loss) on debt securities	609	192	(1,095)
Reclassification adjustment for net losses (gains) realized in net income (loss)	(58)	14,189	1,281
Total other comprehensive income, net of income taxes	211	7,368	3,867
Total comprehensive income (loss)	$94,708	$(13,098)	$71,319

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 1, 2020	February 2, 2019
ASSETS
Cash and cash equivalents	$86,564	$99,369
Investments	24,974	69,718
Accounts receivable, net	89,151	68,870
Inventories	632,587	645,317
Prepaid expenses and other current assets	67,534	71,945
Total current assets	900,810	955,219
Property and equipment, net	395,009	409,576
Operating lease assets	918,801	—
Goodwill	113,644	89,513
Intangible assets	22,846	46,129
Deferred tax assets	31,863	30,283
Equity investment in ABG-Camuto	57,760	58,125
Other assets	24,337	31,739
Total assets	$2,465,070	$1,620,584
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$299,072	$261,625
Accrued expenses	194,264	201,535
Current operating lease liabilities	186,695	—
Total current liabilities	680,031	463,160
Debt	190,000	160,000
Non-current operating lease liabilities	846,584	—
Other non-current liabilities	27,541	165,047
Total liabilities	1,744,156	788,207
Commitments and contingencies
Shareholders' equity:
Common shares paid in-capital, no par value	971,380	953,801
Treasury shares, at cost	(515,065)	(373,436)
Retained earnings	267,094	254,718
Accumulated other comprehensive loss	(2,495)	(2,706)
Total shareholders' equity	720,914	832,377
Total liabilities and shareholders' equity	$2,465,070	$1,620,584

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Number of Shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total
Balance, January 28, 2017	72,447	7,733	12,591	$921,358	$(316,531)	$351,350	$(13,941)	$942,236
Net income	—	—	—	—	—	67,452	—	67,452
Stock-based compensation activity	347	—	—	14,894	—	—	—	14,894
Repurchase of Class A common shares	(500)	—	500	—	(9,375)	—	—	(9,375)
Dividends paid ($0.80 per share)	—	—	—	—	—	(63,823)	—	(63,823)
Other comprehensive income	—	—	—	—	—	—	3,867	3,867
Balance, February 3, 2018	72,294	7,733	13,091	936,252	(325,906)	354,979	(10,074)	955,251
Net loss	—	—	—	—	—	(20,466)	—	(20,466)
Stock-based compensation activity	378	—	—	17,549	—	—	—	17,549
Repurchase of Class A common shares	(2,000)	—	2,000	—	(47,530)	—	—	(47,530)
Dividends paid ($1.00 per share)	—	—	—	—	—	(79,795)	—	(79,795)
Other comprehensive income	—	—	—	—	—	—	7,368	7,368
Balance, February 2, 2019	70,672	7,733	15,091	953,801	(373,436)	254,718	(2,706)	832,377
Cumulative effect of accounting change	—	—	—	—	—	(9,556)	—	(9,556)
Net income	—	—	—	—	—	94,497	—	94,497
Stock-based compensation activity	439	—	—	17,579	—	—	—	17,579
Repurchase of Class A common shares	(7,078)	—	7,078	—	(141,629)	—	—	(141,629)
Dividends paid ($1.00 per share)	—	—	—	—	—	(72,565)	—	(72,565)
Other comprehensive income	—	—	—	—	—	—	211	211
Balance, February 1, 2020	64,033	7,733	22,169	$971,380	$(515,065)	$267,094	$(2,495)	$720,914

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$94,497	$(20,466)	$67,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,649	79,048	80,861
Stock-based compensation expense	17,059	17,393	14,704
Deferred income taxes	(2,931)	(11,748)	(12,804)
Loss (income) from equity investments	(10,149)	12	(1,057)
Distributions received from equity investment	10,514	—	—
Loss on previously held equity investment in TSL and notes receivable from TSL	—	33,988	—
Impairment charges	7,771	60,760	89,440
Change in fair value of contingent consideration liability	—	—	(32,747)
Loss on foreign currency reclassified from accumulated other comprehensive loss	—	13,963	1,281
Other	3,957	3,780	282
Change in operating assets and liabilities:
Accounts receivable	265	36,151	(230)
Inventories	9,290	(4,162)	(1,908)
Prepaid expenses and other current assets	(14,994)	(12,310)	(15,895)
Accounts payable	36,995	(38,059)	(8,855)
Accrued expenses	(26,595)	16,984	10,492
Operating lease assets and liabilities, net	(15,621)	—	—
Net cash provided by operating activities	196,707	175,334	191,016
Cash flows from investing activities:
Cash paid for property and equipment	(77,820)	(65,355)	(56,282)
Purchases of available-for-sale investments	(20,973)	(16,735)	(133,153)
Sales of available-for-sale investments	66,389	71,136	187,866
Additional borrowings by TSL	—	(15,989)	(57,396)
Repayments of borrowings by TSL	—	1,160	—
Equity investment in ABG-Camuto	—	(56,827)	—
Working capital proceeds received (cash paid) for business acquisitions, net of cash acquired	4,965	(199,403)	—
Net cash used in investing activities	(27,439)	(282,013)	(58,965)
Cash flows from financing activities:
Borrowing on revolving line of credit	463,300	160,000	—
Payments on revolving line of credit	(433,300)	—	—
Cash paid for treasury shares	(141,629)	(47,530)	(9,375)
Dividends paid	(72,565)	(79,795)	(63,823)
Other	841	(2,711)	1,769
Net cash provided by (used in) financing activities	(183,353)	29,964	(71,429)
Effect of exchange rate changes on cash balances	81	1,351	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,004)	(75,364)	60,622
Cash, cash equivalents, and restricted cash, beginning of period	100,568	175,932	115,310
Cash, cash equivalents, and restricted cash, end of period	$86,564	$100,568	$175,932
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$39,450	$41,695	$77,208
Cash paid for interest on debt	$8,323	$864	$—
Cash paid for operating lease liabilities	$236,506	$—	$—
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$12,164	$13,537	$9,778
Operating lease liabilities arising from lease asset additions (excluding ASU 2016-02 transition adjustments)	$24,137	$—	$—
Adjustment to operating lease assets and lease liabilities for modifications	$71,945	$—	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

Business Operations- Designer Brands Inc. is a leading North American footwear and accessories designer, producer and retailer.

On May 10, 2018, we acquired the remaining interest in Town Shoes Limited ("TSL") that we did not previously own. Beginning with our second quarter of fiscal 2018, TSL ceased being accounted for under the equity method of accounting and was accounted for as a consolidated wholly owned subsidiary. As a result of this acquisition, we operate a Canadian business that is a retailer of branded footwear under The Shoe Company, Shoe Warehouse, and DSW Designer Shoe Warehouse banners, as well as related e-commerce sites. Subsequent to the acquisition, and as a result of our strategic review, we exited the Town Shoes banner in Canada during fiscal 2018.

On November 5, 2018, we completed the acquisition of Camuto LLC, doing business as Camuto Group ("Camuto Group"), a footwear design and brand development organization, from Camuto Group LLC (the "Sellers"). The Camuto Group acquisition provides us a global production, sourcing and design infrastructure, including operations in Brazil and China, a new state-of-the-art distribution center in New Jersey, footwear licenses of brands, including Jessica Simpson and Lucky Brand, and branded e-commerce sites. Camuto Group earns revenue from the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels ("First Cost"), and the sale of branded products on direct-to-consumer e-commerce sites. Also on November 5, 2018, in partnership with Authentic Brands Group LLC, a global brand management and marketing company, we formed ABG-Camuto LLC ("ABG-Camuto"), a joint venture in which we have a 40% interest. This joint venture acquired several intellectual property rights from the Sellers, including Vince Camuto, Louise et Cie, Sole Society, CC Corso Como, and others, and will focus on licensing and developing new category extensions to support the global growth of these brands. We have entered into a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto.

On March 4, 2016, we acquired Ebuys, an off-price footwear and accessories retailer operating in digital marketplaces. Due to recurring operating losses incurred by Ebuys since its acquisition, as well as increased competitive pressures in the digital marketplace, we decided to exit the business and ended all operations in fiscal 2018.

We present three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment includes stores operated in the U.S. under the DSW Designer Shoe Warehouse banner and its related e-commerce site. The Canada Retail segment, which is the result of the TSL acquisition, includes stores operated in Canada under The Shoe Company, Shoe Warehouse, DSW Designer Shoe Warehouse banners and related e-commerce sites. The Brand Portfolio segment, which is the result of the Camuto Group acquisition, includes sales from wholesale, First Cost, and direct-to-consumer branded e-commerce sites. Our other operating segments, including our Affiliated Business Group ("ABG"), are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

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

Variable Interest Entities- We had three joint ventures as a result of the Camuto Group acquisition where each joint venture licensed brands and contracted with Camuto Group to provide design, buying and sourcing services. Under these joint ventures, Camuto Group was responsible for managing all aspects of the brands and the joint ventures paid royalties, commissions, or consulting fees to the other parties. We were responsible for providing all funding to support the joint ventures' working capital needs. As a result, we were considered the primary beneficiary of the joint ventures and they were consolidated within our financial statements. Assets and liabilities of the joint ventures in the aggregate were immaterial. During fiscal 2019, we terminated the three joint ventures along with related licensing and design, buying and sourcing arrangements.

During the fourth quarter of fiscal 2019, we formed a joint venture with an entity affiliated with performing artist and celebrity Jennifer Lopez. This partnership was formed in order to design, source and sell the JLO JENNIFER LOPEZ collection, a line of footwear and handbags. Our Camuto Group business will be responsible for design and sourcing and DSW will be the initial exclusive retailer of the products. Jennifer Lopez and her team will lead the creative for marketing and product design, with technical expertise and guidance from our operating units. Jennifer Lopez also has the opportunity to earn the Company's Class A common shares beginning in fiscal 2021 based on the expansion of our VIP rewards programs from her fan base. Based on

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain terms within the joint venture operating agreement, we have determined that we have overall control of the joint venture. In addition, we provide a revolving line of credit to the joint venture and a guarantee for funding in excess of the joint venture's equity. As a result, we are considered the primary beneficiary of the joint venture and it is consolidated within our financial statements. Assets and liabilities of the joint venture are immaterial. We will recognize all of the losses of the joint venture up to the amounts guaranteed and share any profits between the partners under the terms of the joint venture operating agreement.

Integration and Restructuring Costs- During fiscal 2019, we incurred integration and restructuring costs related to our prior year acquisition activity, which consisted primarily of $3.9 million in severance, $7.2 million in fees for terminating joint ventures, and $6.6 million of professional fees and other integration costs. During fiscal 2018, we incurred restructuring costs of $5.6 million in severance, primarily related to changes to our store staffing model. These costs are included in operating expenses in the consolidated statements of operations. As of February 1, 2020 and February 2, 2019, we had $1.7 million and $2.8 million, respectively, of severance liability included in accrued expenses on the consolidated balance sheets.

Principles of Consolidation- The consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including the joint ventures. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States dollars ("USD"), unless otherwise noted.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net sales and expenses during the reporting period. Significant estimates are required as a part of sales returns allowances, customer allowances and discounts, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, legal reserves, foreign tax contingent liabilities, income taxes, and self-insurance reserves. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Revenue Recognition- Sales from the U.S. Retail and Canada Retail segments are recognized upon customer receipt of merchandise, net of estimated returns and exclude sales tax. Customers can purchase products from one of our stores, online or from our mobile application. For products shipped directly to our customers, we recognize the sale upon the estimated customer receipt date based on historical delivery transit times. Revenue from shipping and handling is recorded in net sales while the related costs are included in cost of sales. For products shipped directly to our customers from our suppliers (referred to as "drop ship"), we record gross sales upon delivery based on the price paid by the customers as we have determined that we are the principal party responsible for the sale transaction.

Sales from the Brand Portfolio segment are recognized upon transfer of control. Generally, our wholesale customers arrange their own transportation of merchandise and control is transferred at the time of shipment. Sales are recorded at the transaction price, excluding sales tax, net of estimated reserves for customer returns, allowances and discounts. Direct-to-consumer sales are also recognized upon shipment of merchandise, net of estimated returns and exclude sales tax. Commission income for serving retailers as the design and buying agent for products under private labels (referred to as "First Cost") is recognized at the point in time when the customer's freight forwarder takes control of the related merchandise.

ABG supplies footwear to other retailers under supply arrangements. We maintain ownership of the merchandise we supply under these arrangements, including risk of loss, returns, shrink up to a certain percentage and loss of inventory value, until customer receipt. Furthermore, we are responsible for the footwear assortment, inventory fulfillment, and pricing at all locations and online. As a result, sales are recognized upon receipt by the end customer, net of estimated returns and exclude sales tax. The affiliated retailers provide the sales associates and retail space. In return, we pay a percentage of net sales to the affiliated retailers, which is included in cost of sales.

Gift Cards- Amounts received from the sale of gift cards are recorded as a liability and are recognized as sales when the cards are redeemed for merchandise. Based on historical information, the likelihood of a gift card remaining unredeemed (referred to as "breakage") can be reasonably estimated at the time of gift card issuance. Breakage income is recognized over the estimated average redemption period of redeemed gift cards.

Loyalty Programs- We offer loyalty programs to our customers in the U.S. and Canada. Members under the programs earn points based on their level of spending, as well as for various other activities. Upon reaching a specified point threshold, members receive reward certificates that may be redeemed for purchases made within the stated expiration date. We record a reduction of net sales when points are awarded based on an allocation of the initial customer purchase and the stand-alone value

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the points earned. We maintain a deferred liability for the outstanding points and certificates based on historical conversion and redemption rates. The deferred liability is reduced and sales are recognized when certificates are redeemed or when points and certificates expire.

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

Operating Expenses- Operating expenses include expenses related to store management and store payroll costs, advertising, store depreciation, new store costs, design, sourcing and distribution costs associated with the Brand Portfolio segment, and corporate expenses. Corporate expenses include expenses related to buying, information technology, depreciation and amortization expense for corporate assets, marketing, legal, finance, outside professional services, customer service center expenses, and payroll-related costs for associates.

Stock-Based Compensation- We recognize compensation expense for awards of stock options, restricted stock units ("RSUs"), and director stock units, based on the fair value on the grant date and on a straight-line basis over the requisite service period for the awards that vest. Stock-based compensation is included in operating expenses in the consolidated statements of operations.

New Store Opening Costs- Costs associated with the opening of new stores are expensed as incurred. During fiscal 2019, 2018 and 2017, new store opening costs, primarily pre-opening rent and marketing expenses, were $2.6 million, $2.8 million and $2.6 million, respectively.

Marketing Expense- The cost of advertising is generally expensed when the advertising first takes place or when mailed. During fiscal 2019, 2018 and 2017, marketing costs were $123.9 million, $121.4 million and $83.8 million, respectively.

Non-Operating Expenses, Net- Non-operating expenses, net, includes gains and losses from foreign currency revaluation, realized gains and losses related to our investment portfolio, and fair value adjustments of pre-existing assets as a result of the acquisition of the remaining interest in TSL.

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

Cash, Cash Equivalents, and Restricted Cash- Cash and cash equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Restricted cash represented cash that is restricted as to withdrawal or usage and consisted of a mandatory cash deposit for certain outstanding letters of credit.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	February 1, 2020	February 2, 2019	February 3, 2018
Cash and cash equivalents	$86,564	$99,369	$175,932
Restricted cash, included in prepaid expenses and other current assets	—	1,199	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$86,564	$100,568	$175,932

Investments- We determine the balance sheet classification of investments at the time of purchase and evaluate the classification at each balance sheet date. All income generated from these investments is recorded as interest income. We hold investment securities in bonds and term notes that are classified as available-for-sale, which is based on our intention of the use of the investments. The unrealized holding gains or losses for the available-for-sale securities are reported in other comprehensive income (loss). We account for our purchases and sales of investments on the trade date of the investment. We account for investments using the equity method of accounting when we exercise significant influence over the investment. If we do not exercise significant influence, we account for the investment using the cost method of accounting. Cost method investments are included in other assets on the consolidated balance sheets. We evaluate our investments for impairment and whether impairment is other-than-temporary at each balance sheet date.

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

Inventories- All of our inventory is made up of finished goods. The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered by markdowns. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. The Canada Retail segment and the Brand Portfolio segment inventory is accounted for using the weighted average cost method and is stated at the lower of cost or net realizable value. We monitor aged inventory for obsolete and slow-moving inventory that may need to be liquidated in the future at amounts below cost. Reductions to inventory values establish a new cost basis. Favorable changes in facts or circumstances do not result in an increase in the newly established cost basis.

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

Concentration of Risks- We are subject to risk due to concentration of merchandise coming from China. All of the products we manufacture in the Brand Portfolio segment come from third-party facilities outside of the U.S., with 83% of units sourced from China, whereas our U.S. Retail and Canada Retail merchandise is purchased from both domestic and foreign vendors. Many of our domestic vendors import a large portion of their merchandise from abroad, with the majority manufactured in China.

We are also subject to concentration of vendor risk within the U.S. Retail and Canada Retail segments. During fiscal 2019, three key third-party vendors together supplied approximately 21% of our retail merchandise.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We measure available-for-sale investments at fair value on a recurring basis. These investments are measured using a market-based approach using inputs such as prices of similar assets in active markets (categorized as Level 2). The carrying value of cash and cash equivalents, accounts receivables and accounts payables approximated their fair values due to their short-term nature. The carrying value of borrowing under our senior unsecured revolving credit agreement (the "Credit Facility") approximates its fair value based on its term and variable interest rate.

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

During fiscal 2019, we recorded impairment charges of $7.8 million, including $4.8 million for operating lease assets and other property and equipment in the Brand Portfolio segment related to the planned consolidation of certain locations as part of our integration efforts and $3.0 million primarily for operating lease assets related to under-performing stores ($2.3 million and $0.7 million for the U.S. Retail and Canada Retail segments, respectively). During fiscal 2018, we recorded impairment charges of $19.0 million, including $13.9 million for an abandoned corporate internal-use software that was under development and $5.1 million primarily for leasehold improvements related to under-performing stores ($1.5 million and $3.6 million for the U.S. Retail and Canada Retail segments, respectively). As a result of recurring operating losses incurred by Ebuys since its acquisition, which led to our decision to exit the business, during fiscal 2017, we recorded impairment charges of $31.9 million for intangible assets and $3.8 million for property and equipment, which resulted in writing off all of Ebuys' long-lived assets.

Goodwill and Other Indefinite Lived Intangible Assets- We evaluate goodwill and other indefinite lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that there is an impairment. If we do not perform a qualitative assessment, or if we

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determine that it is more likely than not that the carrying value exceeds its fair value, we will calculate the estimated fair value. Fair value is typically calculated using a discounted cash flow analysis. Where deemed appropriate, we may also utilize a market approach for estimating fair value. Impairment charges are calculated as the amount by which the carrying amount exceeds its fair value, but not to exceed the carrying value for goodwill.

During fiscal 2018, we determined that the value of the acquired net assets of TSL exceeded its fair value based on the fair value of TSL using a discounted cash flow model (categorized as Level 3 under the fair value hierarchy). As a result, we recorded a goodwill impairment charge of $41.8 million that resulted in impairing all of Canada Retail segment’s goodwill. During fiscal 2017, due to recurring operating losses incurred by Ebuys since its acquisition, which led to our decision to exit the business, we recorded a goodwill impairment charge of $53.8 million, which resulted in writing off all of Ebuys' goodwill.

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

Foreign Currency Translation and Transactions- Prior to our acquisition of the remaining interest in TSL, our equity investment in TSL and notes receivable from TSL, along with certain investments, were denominated in Canadian dollar ("CAD") and translated into USD at exchange rates in effect at the balance sheet date. Each quarter, the income or loss from TSL was recorded in USD at the average exchange rate for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss. During fiscal 2018, as a result of the acquisition of TSL, we reclassified a net loss of $12.2 million of foreign currency translation related to the previously held balances from accumulated other comprehensive loss to non-operating expenses, net.

During fiscal 2018, TSL became a wholly owned subsidiary with CAD as their functional currency. Assets and liabilities of the Canadian business are translated into USD at exchange rates in effect at the balance sheet date or historical rates as appropriate. Each quarter, amounts included in our consolidated statements of operations from the Canadian business are translated at the average exchange rate for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss. Transaction gains and losses are included in the consolidated statements of operations.

Deferred Compensation Plans- We provide deferred compensation plans, including defined contribution plans to eligible employees and a non-qualified deferred compensation plan for certain executives and members of the Board of Directors. Participants may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During fiscal 2019, 2018 and 2017, we recognized costs associated with matching contributions of $5.9 million, $5.2 million and $4.4 million, respectively.

Prior Period Reclassifications- Certain prior period reclassifications were made to conform to the current period presentation. For fiscal 2018, commission income of $3.5 million previously presented in commission, franchise and other revenue was reclassified to net sales. For fiscal 2018 and 2017, other revenue, which primarily included operating sublease income, of $5.8 million and $5.2 million, respectively, also previously presented in commission, franchise and other revenue was reclassified to operating expenses. In addition, we reclassified $25.0 million of previously presented basis difference related to acquisition of commonly controlled entity to common shares paid in-capital within shareholders' equity for all periods presented. The basis difference related to acquisition of commonly controlled entity related to a legal entity acquisition in fiscal 2012 from certain Schottenstein Affiliates. The legal entity owned property that was previously leased by us. As this was a transaction between entities under common control, the difference between the historical cost carrying amounts and the consideration transferred is reflected as an equity transaction within common shares paid in-capital.

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

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the adoption of ASU 2016-02, we recognized rent expense on a straight-line basis over the noncancelable terms of the lease. For leases with fixed increases of the minimum rentals during the noncancelable term, we recorded the difference between the amounts charged to expense and the rent paid as deferred rent and amortized such deferred rent upon the delivery of the lease location by the lessor. In addition, cash allowances received from landlords were deferred and amortized on a straight-line basis over the noncancelable terms of the lease as a reduction of rent expense. Deferred rent and construction and tenant allowances are included in other non-current liabilities on the consolidated balance sheets for periods prior to February 3, 2019. Also, we recorded reserves for leased spaces that were abandoned due to closure. Using a credit-adjusted risk-free rate to calculate the present value of the liability, we estimated future lease obligations based on remaining fixed lease payments, estimated or actual sublease income, and any other relevant factors.

Adoption of ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software- Also during the first quarter of fiscal 2019, we early adopted ASU 2018-15 on a prospective basis, which aligned the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or acquire internal-use software. The adoption of ASU 2018-15 did not have a material impact on our consolidated financial statements.

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

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired was finalized as of February 2, 2019 and consisted of the following (in USD):

(in thousands)	Final Purchase Price and Allocation
Purchase price:
Cash consideration, net of cash acquired	$28,152
Replacement stock-based awards attributable to pre-acquisition services	196
Fair value of pre-existing assets	92,242
$120,590
Fair value of assets and liabilities acquired:
Inventories	$66,072
Other current assets	3,687
Property and equipment	41,008
Goodwill	43,022
Intangible assets	20,689
Accounts payable and other liabilities	(33,196)
Non-current liabilities	(20,692)
$120,590

The fair value of previously held assets was determined immediately before the business combination, primarily by considering the income valuation approach (discounted cash flow) and the market valuation approach (precedent comparable transactions). Additionally, other information such as current market, industry and macroeconomic conditions were utilized to assist in developing these fair value measurements. The fair value of intangible assets included $15.7 million for tradenames, $3.6 million for favorable leasehold interests, and $1.4 million for customer relationships associated with the Canada loyalty program. The fair value of unfavorable leasehold interests, included in other non-current liabilities, was $7.6 million. The fair value for tradenames was determined using the relief from royalty method of the income approach, the fair value for leasehold interests was determined based on the market valuation approach, and the fair value for customer relationships related to the loyalty program was determined using the replacement cost method. The fair value for property and equipment was determined using the cost and market approaches. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs.

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

During fiscal 2018, our consolidated statements of operations included net sales and net losses for TSL of $220.3 million and $48.9 million, respectively, which included the pre-tax losses from the wind down of operations for the Town Shoes banner, the goodwill impairment charge of $41.8 million, long-lived asset impairment charges of $3.6 million and lease exit charges of $15.5 million. Primarily in fiscal 2018, we incurred $3.1 million of acquisition-related costs as a result of the step acquisition (not included in the TSL net loss disclosed in the previous sentence), which were included in operating expenses in the consolidated statements of operations.

Acquisition of Camuto Group- On November 5, 2018, we completed the acquisition of all of the outstanding securities of Camuto Group for $166.3 million, net of acquired cash of $9.7 million and a working capital settlement of $5.0 million received during fiscal 2019. The purchase price of the acquisition, along with the acquired equity investment in ABG-Camuto (discussed below), was funded with available cash and borrowings on the revolving line of credit of $160.0 million.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price and the allocation of the total consideration to the fair values of the assets and liabilities acquired was finalized as of November 2, 2019 and consisted of the following:

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

The fair value of the intangible asset relates to customer relationships and was based on the excess earnings method under the income approach. The fair value measurement is based on significant unobservable inputs, including the future cash flows and discount and customer attrition rates. The fair values for property and equipment were determined using the cost and market approaches. The fair value of inventories, which consist of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The inventory valuation step-up was recognized to cost of goods sold during fiscal 2018 based on assumed inventory turns.

The goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and was primarily attributable to acquiring an established design and sourcing process, which provides us the opportunity to expand our exclusive brand products offering at lower cost of goods in our retail segments and an assembled workforce. We determined that goodwill should be allocated to reporting units within the U.S. Retail and Brand Portfolio segments based on each reporting unit’s estimated benefit from the expected synergies from the Camuto Group acquisition. We allocated $67.8 million of the goodwill to the U.S. Retail segment based primarily on a discounted cash flow of the sourcing benefit. The remaining $20.0 million of goodwill was allocated to the First Cost reporting unit within the Brand Portfolio segment based on the fair value of the reporting unit over the fair value of the net assets allocated to the reporting unit. Goodwill is expected to be deductible for income tax purposes.

Other non-current liabilities included $12.7 million of estimated unpaid foreign payroll and other taxes. We recorded an offsetting indemnification asset to other assets, which we expect to collect under the terms of the securities purchase agreement with the Sellers. See Note 16, Commitments and Contingencies, for additional information.

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

During fiscal 2018, our consolidated statements of operations included net sales from external customers and net losses for Camuto Group of $89.6 million and $16.2 million, respectively. We incurred $22.2 million of acquisition-related costs as a result of the acquisition (not included in the Camuto Group net loss disclosed in the previous sentence), which were included in operating expenses in the consolidated statements of operations.

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

Activity related to our equity investment in ABG-Camuto was as follows:

	Fiscal
(in thousands)	2019	2018
Balance at beginning of period	$58,125	$—
Initial investment in ABG-Camuto	—	56,827
Share of net earnings	10,149	1,298
Distributions received	(10,514)	—
Balance at end of period	$57,760	$58,125

Combined Results- The following table provides the supplemental unaudited pro forma net sales and net income of the combined entity had the acquisition dates of TSL and Camuto Group and the investment in ABG-Camuto been the first day of our fiscal 2017:

	Fiscal
(in thousands)	2018	2017
Net sales	$3,562,498	$3,487,314
Net income	$74,367	$17,645

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

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    REVENUE

Disaggregation of Net Sales- The following table presents net sales disaggregated by product and service category for each segment:

	Fiscal
(in thousands)	2019	2018	2017
Net sales:
U.S. Retail segment:
Women's footwear	$1,853,265	$1,866,121	$1,771,058
Men's footwear	539,917	561,722	556,772
Kids' footwear	158,261	118,859	68,796
Accessories and other	193,952	192,287	181,085
	2,745,395	2,738,989	2,577,711
Canada Retail segment:
Women's footwear	133,762	123,323	—
Men's footwear	63,140	57,567	—
Kids' footwear	40,995	30,216	—
Accessories and other	11,120	9,219	—
	249,017	220,325	—
Brand Portfolio segment:
Wholesale	379,698	86,209	—
Commission income	26,424	3,894	—
Direct-to-consumer	42,163	9,709	—
	448,285	99,812	—
Other	122,090	128,968	227,844
Total segment net sales	3,564,787	3,188,094	2,805,555
Elimination of intersegment sales	(72,100)	(10,176)	—
Total net sales	$3,492,687	$3,177,918	$2,805,555

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Fiscal
(in thousands)	2019	2018	2017
Gift cards:
Beginning of period	$34,998	$32,792	$30,829
Gift cards redeemed and breakage recognized to net sales	(91,000)	(90,569)	(91,778)
Gift cards issued	91,463	92,775	93,741
End of period	$35,461	$34,998	$32,792
Loyalty programs:
Beginning of period	$16,151	$21,282	$19,889
Loyalty certificates redeemed, expired, and other adjustments recognized to net sales	(37,311)	(41,210)	(30,935)
Deferred revenue for loyalty points issued	37,298	36,079	32,328
End of period	$16,138	$16,151	$21,282

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the changes and total balances for sales reserves:

	Fiscal
(in thousands)	2019	2018	2017
Sales returns reserve:
Beginning of period	$17,743	$14,130	$14,149
Net sales reduced for estimated returns	448,886	402,274	353,156
Actual returns during the period	(445,221)	(398,661)	(353,175)
End of period	$21,408	$17,743	$14,130
Customer allowances and discounts reserve:
Beginning of period	$13,094	$—	$—
Assumed liability in acquisitions and measurement period adjustments	(3,267)	15,434	—
Net sales reduced for estimated allowances and discounts	43,733	10,669	—
Actual allowances and discounts during the period	(42,032)	(13,009)	—
End of period	$11,528	$13,094	$—

As of February 1, 2020 and February 2, 2019, the asset for recovery of merchandise returns was $11.9 million and $10.1 million, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

4.    RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of February 1, 2020, the Schottenstein Affiliates, entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family, beneficially owned approximately 16% of the Company's outstanding common shares, representing approximately 52% of the combined voting power. As of February 1, 2020, the Schottenstein Affiliates beneficially owned 3.6 million Class A common shares and 7.7 million Class B common shares. We had the following related party transactions with Schottenstein Affiliates:

Leases- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. See Note 15, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During fiscal 2019, 2018 and 2017, we had other purchases and services from Schottenstein Affiliates of $6.0 million, $6.5 million and $4.6 million, respectively.

Due to Related Parties- As of February 1, 2020 and February 2, 2019, we had amounts due to related parties of $0.9 million and $1.0 million, respectively, included in accounts payable on the consolidated balance sheets.

ABG-Camuto

Beginning in the fourth quarter of fiscal 2018, we have a 40% interest in ABG-Camuto. ABG-Camuto entered into a licensing agreement with us whereby we pay royalties on the net sales of the brands owned by ABG-Camuto. During fiscal 2019 and 2018, we recorded $18.2 million and $2.4 million of royalty expense payable to ABG-Camuto, respectively. As of February 1, 2020 and February 2, 2019, we had $0.3 million and $2.4 million payable to ABG-Camuto, respectively, included in accrued expenses on the consolidated balance sheets. See Note 16, Commitments and Contingencies - Contractual Obligations, for future guaranteed minimum royalty payment requirements to ABG-Camuto.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on net income (loss) and the weighted average of Class A and Class B common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution of common shares adjusted for outstanding stock options and RSUs calculated using the treasury stock method.

The following is a reconciliation of the number of shares used in the calculation of earnings (loss) per share:

	Fiscal
(in thousands)	2019	2018	2017
Weighted average basic shares outstanding	73,602	80,026	80,160
Dilutive effect of stock-based compensation awards	1,003	—	527
Weighted average diluted shares outstanding	74,605	80,026	80,687

For fiscal 2019, 2018 and 2017, the number of potential shares that were not included in the computation of diluted earnings (loss) per share due to the anti-dilutive effect was 3.2 million, 3.2 million and 4.3 million, respectively.

6.	STOCK-BASED COMPENSATION

The DSW Inc. 2014 Long-Term Incentive Plan (the "Plan") provides for the issuance of stock-based compensation awards for eligible recipients. The Plan replaced the DSW Inc. 2005 Equity Incentive Plan but did not affect awards granted under that plan, some of which remain outstanding. Eligible recipients include key employees as well as directors. The maximum number of shares of Class A common shares underlying awards which may be issued over the term of the Plan cannot exceed 8.5 million shares. As of February 1, 2020, 2.9 million shares of Class A common shares remain available for future stock-based compensation grants under the Plan.

Stock-based compensation expense consisted of the following:

	Fiscal
(in thousands)	2019	2018	2017
Stock options	$2,079	$4,900	$6,420
Restricted and director stock units	14,980	12,493	8,284
	$17,059	$17,393	$14,704

Stock Options- Stock options were granted with an exercise price per share equal to the fair market value of our common stock on the grant date. Stock options generally vest 20% per year on a cumulative basis and remain exercisable for a period of 10 years from the date of grant.

Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated based on our historical experience and future expectations. As of February 1, 2020, the total compensation cost related to unvested options not yet recognized was approximately $2.0 million, with a weighted average expense recognition period remaining of 1.8 years.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock-based compensation award activity for outstanding stock options for fiscal 2019:

(in thousands, except per share amounts and years)	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding - beginning of period	4,001	$24.36
Exercised	(169)	$12.46
Forfeited	(71)	$24.87
Outstanding - end of period	3,761	$24.90	5.5 years	$176
Vested and expected to vest - end of period	3,669	$24.96	5.4 years	$176
Exercisable - end of period	2,618	$25.94	4.9 years	$176

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $1.2 million, $2.1 million and $2.0 million, respectively. The total fair value of options that vested during fiscal 2019, 2018 and 2017 was $1.1 million, $0.8 million and $0.6 million, respectively.

Restricted Stock Units- Grants of time-based RSUs generally cliff vest over three years and performance-based RSUs generally cliff vest over three years based upon the achievement of pre-established goals as of the end of the first year of the term. RSUs receive dividend equivalents in the form of additional restricted stock units, which are subject to the same restrictions and forfeiture provisions as the original award. The grant date fair value of RSUs is based on the closing market price of the Class A common shares on the date of the grant.

The following table summarizes the stock-based compensation award activity for unvested stock units for fiscal 2019:

	Time-Based RSUs		Performance-Based RSUs
(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of period	989	$22.45	596	$21.87
Granted	970	$21.05	519	$21.90
Vested	(162)	$25.88	(179)	$24.66
Forfeited	(110)	$21.92	(168)	$21.94
Outstanding - end of period	1,687	$21.37	768	$21.24

The total fair value of time-based RSUs that vested during fiscal 2019, 2018 and 2017 was $3.8 million, $1.7 million and $2.9 million, respectively. As of February 1, 2020, the total compensation cost related to unvested time-based RSUs not yet recognized was $15.3 million, with a weighted average expense recognition period remaining of 1.9 years.

The total fair value of performance-based RSUs that vested during fiscal 2019, 2018 and 2017 was $3.9 million, $3.2 million and $1.8 million, respectively. As of February 1, 2020, the total compensation cost related to unvested performance-based RSUs not yet recognized was approximately $4.4 million, with a weighted average expense recognition period remaining of 1.7 years.

Director Stock Units- We issue stock units to directors who are not employees. Stock units are automatically granted to each director on the date of each annual meeting of shareholders based on the closing market price of the Class A common shares. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such compensation paid in the form of stock units. Stock units granted to directors vest immediately and directors are given the option to settle their units 30 days after the grant date, at a specified date more than 30 days following the grant date, or upon completion of service. Stock units granted to directors not yet settled, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings (loss) per share. As of February 1, 2020, we had 0.5 million director stock units not yet settled.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides additional information for our common shares:

	February 1, 2020		February 2, 2019
(in thousands)	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000
Issued shares	86,202	7,733	85,763	7,733
Outstanding shares	64,033	7,733	70,672	7,733
Treasury shares	22,169	—	15,091	—

We have authorized 100.0 million shares of no-par value preferred shares with no shares issued for any of the periods presented.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During fiscal 2019, we repurchased 7.1 million Class A common shares at a cost of $141.6 million, with $334.9 million of Class A common shares that remain authorized under the program as of February 1, 2020. During fiscal 2018, we repurchased 2.0 million Class A common shares at a cost of $47.5 million, with $476.6 million of Class A common shares that remain authorized under the program as of February 2, 2019. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

Accumulated Other Comprehensive Loss- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total
Balance, January 28, 2017	$(13,699)	$(242)	$(13,941)
Other comprehensive income (loss) before reclassifications	3,681	(1,095)	2,586
Amounts reclassified to non-operating expenses, net	740	541	1,281
Other comprehensive income (loss)	4,421	(554)	3,867
Balance, February 3, 2018	(9,278)	(796)	(10,074)
Other comprehensive income (loss) before reclassifications	(7,013)	192	(6,821)
Amounts reclassified to non-operating expenses, net	13,963	226	14,189
Other comprehensive income	6,950	418	7,368
Balance, February 2, 2019	(2,328)	(378)	(2,706)
Other comprehensive income (loss) before reclassifications	(340)	609	269
Amounts reclassified to non-operating expenses, net	—	(58)	(58)
Other comprehensive income (loss)	(340)	551	211
Balance, February 1, 2020	$(2,668)	$173	$(2,495)

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

(in thousands)	February 1, 2020	February 2, 2019
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$54,209	$47,599
Serviced by third-party provider without guaranteed payment	365	280
Serviced in-house	7,630	9,892
Construction and tenant allowance receivables due from landlords(1)	—	4,034
Other receivables	28,166	8,004
Accounts receivable	90,370	69,809
Allowance for doubtful accounts	(1,219)	(939)
Accounts receivable, net	$89,151	$68,870

(1)	Upon transition to ASU 2016-02 at the beginning of fiscal 2019, amounts for construction and tenant allowance receivables due from landlords were netted against the operating lease liabilities.

The following presents the activity in our balance in the allowance for doubtful accounts:

	Fiscal
(in thousands)	2019	2018
Allowance for doubtful accounts - beginning of period	$(939)	$—
Provision for bad debts	(1,446)	(939)
Recoveries and other adjustments	1,166	—
Allowance for doubtful accounts - end of period	$(1,219)	$(939)

9.    INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	February 1, 2020	February 2, 2019
Carrying value of investments	$24,831	$70,195
Unrealized gains included in accumulated other comprehensive loss	143	44
Unrealized losses included in accumulated other comprehensive loss	—	(521)
Fair value	$24,974	$69,718

10.	PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(in thousands)	February 1, 2020	February 2, 2019
Land	$1,110	$1,110
Buildings	12,485	12,485
Building and leasehold improvements	449,958	437,116
Furniture, fixtures and equipment	482,573	487,494
Software	189,291	161,226
Construction in progress	32,645	38,646
Total property and equipment	1,168,062	1,138,077
Accumulated depreciation and amortization	(773,053)	(728,501)
Property and equipment, net	$395,009	$409,576

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	February 1, 2020			February 2, 2019
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$25,899	$—	$25,899	$25,899	$—	$25,899
Canada Retail	42,048	(42,048)	—	—	—	—
Brand Portfolio	63,614	—	63,614	—	—	—
Other	—	—	—	53,790	(53,790)	—
	131,561	(42,048)	89,513	79,689	(53,790)	25,899
Activity by segment:
U.S. Retail -
Allocation of goodwill from Brand Portfolio	67,756	—	67,756	—	—	—
Canada Retail:
Acquired TSL goodwill	—	—	—	43,022	—	43,022
Impairment charges	—	—	—	—	(41,845)	(41,845)
Currency translation adjustment	(438)	438	—	(974)	(203)	(1,177)
Brand Portfolio:
Acquired Camuto Group goodwill	—	—	—	63,614	—	63,614
Purchase price and allocation adjustments	24,131	—	24,131	—	—	—
Allocation of goodwill to U.S. Retail	(67,756)	—	(67,756)	—	—	—
Other - Eliminated goodwill from Ebuys exit	—	—	—	(53,790)	53,790	—
	23,693	438	24,131	51,872	11,742	63,614
End of period by segment:
U.S. Retail	93,655	—	93,655	25,899	—	25,899
Canada Retail	41,610	(41,610)	—	42,048	(42,048)	—
Brand Portfolio	19,989	—	19,989	63,614	—	63,614
	$155,254	$(41,610)	$113,644	$131,561	$(42,048)	$89,513

Intangible Assets- Intangible assets consisted of the following:

	February 1, 2020			February 2, 2019
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived:
Customer relationships	$9,360	$(2,044)	$7,316	$28,375	$(1,010)	$27,365
Favorable leasehold interests	—	—	—	3,513	(295)	3,218
Indefinite-lived trademarks and tradenames	15,530	—	15,530	15,546	—	15,546
	$24,890	$(2,044)	$22,846	$47,434	$(1,305)	$46,129

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

12.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	February 1, 2020	February 2, 2019
Gift cards and merchandise credits	$35,461	$34,998
Accrued compensation and related expenses	26,768	53,577
Accrued taxes	19,399	16,491
Loyalty programs deferred revenue	16,138	16,151
Sales returns	21,408	17,743
Customer allowances and discounts	11,528	13,094
Other	63,562	49,481
	$194,264	$201,535

13.    OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following:

(in thousands)	February 1, 2020	February 2, 2019
Foreign tax contingent liabilities	$6,018	$13,429
Deferred tax liabilities	2,009	3,260
Construction and tenant allowances(1)	—	71,634
Deferred rent(1)	—	35,934
Accrual for lease obligations(1)	—	16,483
Unfavorable leasehold interests(1)	—	5,779
Other	19,514	18,528
	$27,541	$165,047

(1)
Upon transition to ASU 2016-02 at the beginning of fiscal 2019, amounts for construction and tenant allowances, deferred rent, the accrual for lease obligations, and unfavorable leasehold interests were netted against the operating lease assets.

The following table presents the changes and total balances for the accrual for lease obligations:

	Fiscal
(in thousands)	2019	2018
Beginning of period	$16,483	$6,511
Netted against lease assets upon transition to ASU 2016-02	(16,483)	—
Assumed liability in acquisitions	—	6,792
Additions	—	23,507
Lease obligation payments, net of sublease income	—	(20,496)
Adjustments	—	169
End of period	$—	$16,483

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14.	DEBT

Credit Facility- Our Credit Facility, with a maturity date of August 25, 2022, provides a revolving line of credit up to $400 million, with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the Credit Facility. Our Credit Facility allows the payments of dividends by us or our subsidiaries, provided that immediately before and after a dividend payment there is no event of default, as defined in our Credit Facility.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 3.4% as of February 1, 2020. Any loans issued in CAD bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 1.8% as of February 1, 2020. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of February 1, 2020 and February 2, 2019, we had $190.0 million and $160.0 million, respectively, outstanding under the Credit Facility. As of February 1, 2020, with the amount outstanding under the Credit Facility and $3.0 million in letters of credit issued, we had $207.0 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

Debt Covenants- The Credit Facility contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of a leverage ratio not to exceed 3.25:1 and a fixed charge coverage ratio not to be less than 1.75:1. A violation of any of the covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of February 1, 2020, we were in compliance with all financial covenants.

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

We receive operating sublease income from unrelated third parties for leasing portions or all of certain properties. Operating sublease income and operating expenses for these properties are included in operating expenses in our consolidated statements of operations.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease income and lease expense consisted of the following for fiscal 2019 (after the adoption of ASU 2016-02) and fiscal 2018 and 2017 (prior to the adoption of ASU 2016-02):

	Fiscal
(in thousands)	2019	2018	2017
Operating lease income	$9,601	$4,659	$4,491
Operating lease expense:
Lease expense to unrelated parties	$213,156	$204,873	$178,353
Lease expense to related parties	9,486	9,220	9,150
Variable lease expense to unrelated parties	53,239	23,822	27,804
Variable lease expense to related parties	1,283	—	—
	$277,164	$237,915	$215,307

Fiscal 2019
Other operating lease information:
Weighted-average remaining lease term	6.0 years
Weighted-average discount rate	3.9%

As of February 1, 2020, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
Fiscal 2020	$214,533	$8,574	$223,107
Fiscal 2021	222,936	8,697	231,633
Fiscal 2022	189,534	7,418	196,952
Fiscal 2023	150,003	4,573	154,576
Fiscal 2024	111,490	4,139	115,629
Future fiscal years thereafter	232,644	11,353	243,997
	1,121,140	44,754	1,165,894
Less discounting impact on operating leases	(127,431)	(5,184)	(132,615)
Total operating lease liabilities	993,709	39,570	1,033,279
Less current operating lease liabilities	(179,548)	(7,147)	(186,695)
Non-current operating lease liabilities	$814,161	$32,423	$846,584

As of February 1, 2020, we have entered into lease commitments for eleven new store locations and one store relocation where the leases have not yet commenced, and therefore the lease liabilities have not yet been recorded. We expect the lease commencement to begin in the next fiscal quarter for these locations and we will record additional operating lease liabilities of approximately $20.1 million.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Tax Contingencies- During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest. We developed an initial estimate of the range of outcomes related to these obligations and have since refined our estimates with additional analysis. Our current estimate of the range of outcomes is $28.1 million to $40.0 million for obligations we are aware of at this time. We expect to resolve certain obligations with tax authorities over the next twelve months. As of February 1, 2020, we recorded a contingent liability of $28.1 million, with $22.1 million included in accrued expenses and $6.0 million included in other non-current liabilities on the consolidated balance sheets, representing the low end of the range and an indemnification asset of $24.5 million, with $19.6 million included in accounts receivable and $4.9 million included in other assets on the consolidated balance sheets, representing the estimated amount we expect to collect under the terms of the securities purchase agreement with the Sellers. We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

Guarantee- As a result of a previous merger, we provided a guarantee for a lease commitment that is scheduled to expire in fiscal 2023 for a location that has been leased to a third party. If the third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of February 1, 2020, the total future minimum lease payment requirements for this guarantee was approximately $13.4 million.

Contractual Obligations- As of February 1, 2020, we have entered into various noncancelable purchase and service agreements, including construction commitments for capital items to be purchased for projects that were under construction or for which a lease has been signed. In addition, we have license agreements that allow us to use third-party owned brands, including a license agreement with ABG-Camuto (a related party), that have guaranteed minimum royalty payments.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 1, 2020, our noncancelable purchase obligations and future guaranteed minimum royalty payments are as follows:

		Guaranteed Minimum Royalties
(in thousands)	Noncancelable Purchase Obligations	Unrelated Parties	Related Party	Total
Fiscal 2020	$9,838	$15,309	$18,350	$33,659
Fiscal 2021	1,871	15,309	18,350	33,659
Fiscal 2022	—	15,309	18,350	33,659
Fiscal 2023	—	15,309	18,350	33,659
Fiscal 2024	—	15,309	19,650	34,959
Future fiscal years thereafter	—	27,936	78,600	106,536
	$11,709	$104,481	$171,650	$276,131

17.    INCOME TAXES

Income, including income (loss) from equity investment in TSL, before income taxes consisted of the following:

	Fiscal
(in thousands)	2019	2018	2017
Domestic income	$111,021	$123,172	$131,131
Foreign income (loss), including income (loss) from equity investment in TSL	8,753	(113,805)	(4,112)
Income, including income (loss) from equity investment in TSL, before income taxes	$119,774	$9,367	$127,019

Income tax provision consisted of the following:

	Fiscal
(in thousands)	2019	2018	2017
Current:
Federal	$21,196	$29,073	$60,041
Foreign	205	188	901
State and local	6,596	12,268	11,382
Total current tax expense	27,997	41,529	72,324
Deferred:
Federal	(620)	(2,234)	(10,431)
Foreign	(1,241)	(9,273)	927
State and local	(859)	(189)	(3,253)
Total deferred tax expense	(2,720)	(11,696)	(12,757)
Income tax provision	$25,277	$29,833	$59,567

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents a reconciliation of the income tax provision based on the U.S. federal statutory tax rate to the total tax provision (the U.S. federal statutory tax rate used below for fiscal 2017 excludes the impact of the revised rate due to the U.S. Tax Reform as that change is reflected in the net impact of implementing the U.S. Tax Reform):

	Fiscal
(in thousands)	2019	2018	2017
Income tax provision at federal statutory rate	$25,152	$1,966	$44,457
State and local taxes, net of federal benefit	4,809	5,688	3,896
Foreign tax rate differential	546	(3,270)	922
Foreign impairment charges	—	11,196	—
Change in valuation allowance	(3,949)	8,157	834
Non-deductible compensation	344	2,219	54
Change in uncertain tax positions	(527)	2,611	1,245
Net impact of implementing the U.S. Tax Reform	—	2,144	10,079
Other	(1,098)	(878)	(1,920)
Income tax provision	$25,277	$29,833	$59,567

On December 22, 2017, the U.S. Tax Reform was enacted in the U.S., which significantly changed how the U.S. taxes corporations. The U.S. Tax Reform reduced the federal statutory tax rate from 35% to 21% and requires complex computations to be performed that were not previously required in U.S. tax law. The U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. During fiscal 2017, we recognized $10.1 million of additional net tax expense based on our initial assessment of implementing the U.S. Tax Reform. During fiscal 2018, we completed our determination of the accounting implications of the U.S. Tax Reform and recognized $2.1 million of additional net tax expense as a result of implementing the U.S. Tax Reform.

For fiscal 2019, the impact of taxation of the foreign operations on our total effective income tax rate was primarily related to valuation allowances taken.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

(in thousands)	February 1, 2020	February 2, 2019
Deferred tax assets:
State bonus depreciation	$3,342	$3,233
Inventory	11,669	11,131
Construction and tenant allowances	—	3,048
Stock-based compensation	10,987	9,081
Gift cards	3,801	2,763
Accrued expenses	4,193	3,389
Accrued rewards	3,405	3,356
Accrued rent	—	13,441
Lease liability	259,846	—
Foreign net operating losses	9,251	13,627
Acquisition-related transaction costs	4,194	2,832
Other	6,341	4,540
	317,029	70,441
Less: valuation allowance	(9,472)	(14,097)
Total deferred tax assets, net of valuation allowance	307,557	56,344
Deferred tax liabilities:
Right of use asset	(242,733)	—
Property and equipment	(25,359)	(23,423)
Intangible assets	(5,634)	(3,287)
Prepaid expenses and other	(3,977)	(2,611)
	(277,703)	(29,321)
Net deferred tax assets	$29,854	$27,023

Deferred income taxes are reported within the consolidated balance sheets as follows:

(in thousands)	February 1, 2020	February 2, 2019
Deferred tax assets	$31,863	$30,283
Deferred tax liabilities included in other non-current liabilities	(2,009)	(3,260)
Net deferred tax assets as shown above	$29,854	$27,023

We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. As of February 1, 2020, the valuation allowance is primarily related to foreign net operating losses, which, if not utilized, a portion of the carryovers will begin to expire in fiscal 2034. The following presents the changes in valuation allowance:

	Fiscal
(in thousands)	2019	2018	2017
Valuation allowance - beginning of period	$14,097	$2,736	$1,972
Additions charged to income tax provision	—	8,157	834
Additions related to acquisitions	—	6,124	—
Allowances taken or written off	(3,949)	(2,920)	(70)
Other adjustments	(676)	—	—
Valuation allowance - end of period	$9,472	$14,097	$2,736

The U.S. Tax Reform included a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been previously accrued have now been subject to

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and we do not expect to incur any significant, additional taxes related to such amounts.

Changes in gross unrecognized tax benefits were as follows:

	Fiscal
(in thousands)	2019	2018	2017
Unrecognized tax benefits - beginning of period	$11,608	$7,925	$6,773
Additions for tax positions taken in the current year	1,692	4,105	1,835
Reductions for tax positions taken in prior years:
Changes in estimates	(340)	—	—
Lapses of applicable statutes of limitations	—	—	(233)
Settlements	(2,196)	(422)	(450)
Unrecognized tax benefits - end of period	$10,764	$11,608	$7,925

Of the $10.8 million, $11.6 million and $7.9 million of total unrecognized tax benefits at February 1, 2020, February 2, 2019 and February 3, 2018, respectively, approximately $9.2 million, $10.2 million and $6.7 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on our financial position, results of operations or cash flows. We recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision. As of February 1, 2020, February 2, 2019 and February 3, 2018, interest and penalties were $2.3 million, $1.8 million and $0.9 million, respectively.

We are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2014 and state income tax examinations for years prior to 2015. We have a federal income tax return and three state income tax returns in the process of examination at this time. We estimate the range of possible changes that may result from any future tax examinations to be insignificant at this time.

18.	SEGMENT REPORTING
Our three reportable segments, which are also operating segments, are the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. We have determined that the Chief Operating Decision Maker ("CODM") is our Chief Executive Officer and we have identified such segments based on internal management reporting and responsibilities. The performance of each segment is based primarily on net sales and gross profit. As a result, we do not allocate operating expenses to the segments. We changed our presentation of net sales and gross profit for all periods presented to include commission income. Total assets by segment are not presented in the table below as the CODM does not evaluate, manage or measure performance of segments using total assets.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides certain financial data by segment reconciled to the consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate / Eliminations	Total
Fiscal 2019
Net sales:
External customer sales	$2,745,395	$249,017	$376,185	$122,090	$—	$3,492,687
Intersegment sales	—	—	72,100	—	(72,100)	—
Total net sales	$2,745,395	$249,017	$448,285	$122,090	$(72,100)	$3,492,687
Gross profit	$786,976	$79,850	$114,170	$26,065	$(7,391)	$999,670
Income from Equity investment in ABG-Camuto	$—	$—	$10,149	$—	$—	$10,149
Cash paid for property and equipment	$36,302	$7,600	$3,574	$178	$30,166	$77,820
Depreciation and amortization	$47,282	$9,583	$5,644	$372	$23,768	$86,649
Fiscal 2018
Net sales:
External customer sales	$2,738,989	$220,325	$89,636	$128,968	$—	$3,177,918
Intersegment sales	—	—	10,176	—	(10,176)	—
Total net sales	$2,738,989	$220,325	$99,812	$128,968	$(10,176)	$3,177,918
Gross profit	$840,174	$55,937	$18,920	$25,252	$(1,594)	$938,689
Income from Equity investment in ABG-Camuto	$—	$—	$1,298	$—	$—	$1,298
Cash paid for property and equipment	$32,544	$6,396	$447	$147	$25,821	$65,355
Depreciation and amortization	$49,552	$6,951	$1,971	$604	$19,970	$79,048
Fiscal 2017
Total net sales	$2,577,711	$—	$—	$227,844	$—	$2,805,555
Gross profit	$783,399	$—	$—	$15,733	$—	$799,132
Cash paid for property and equipment	$28,608	$—	$—	$3,483	$24,191	$56,282
Depreciation and amortization	$54,917	$—	$—	$4,524	$21,420	$80,861

The U.S. Retail and Brand Portfolio segments and Other net sales recognized are primarily based on sales to customers in the U.S., and Canada Retail segment net sales recognized are based on sales to customers in Canada. Net sales realized from geographic markets outside of the U.S. and Canada have collectively been immaterial.

As of February 1, 2020 and February 2, 2019, long-lived assets, consisting of property and equipment and operating lease assets, included $1.2 billion and $374.1 million, respectively, in the U.S. and $114.5 million and $35.2 million, respectively, in Canada with only an immaterial amount in other countries. No single customer accounts for ten percent or more of consolidated total net sales. However, the Brand Portfolio segment has four customers that make up approximately 60% of its total net sales, excluding intersegment net sales, and the loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly consolidated financial data for fiscal 2019 and 2018 that have been prepared on the same basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair presentation, in all material respects, of the information set forth therein on a consistent basis:

	Fiscal 2019 Quarters Ended(1)
(in thousands, except per share data)	May 4, 2019	August 3, 2019	November 2, 2019	February 1, 2020
Net sales	$873,289	$855,952	$933,826	$829,620
Gross profit	$259,333	$261,173	$273,308	$205,856
Operating profit (loss)	$43,981	$41,267	$56,108	$(14,057)
Net income (loss)	$31,194	$27,407	$43,460	$(7,564)
Diluted earnings (loss) per share(4)	$0.40	$0.37	$0.60	$(0.11)

	Fiscal 2018 Quarters Ended(2)
(in thousands, except per share data)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Net sales	$710,437	$793,735	$831,669	$842,077
Gross profit	$205,225	$254,495	$271,083	$207,886
Operating profit (loss)	$38,470	$24,469	$53,089	$(57,023)
Net income (loss)(3)	$24,297	$(38,356)	$39,319	$(45,726)
Diluted earnings (loss) per share(4)	$0.30	$(0.48)	$0.48	$(0.58)

(1)	During fiscal 2019, operating results were impacted by the following pre-tax items for the quarters presented:

	Fiscal 2019 Quarters Ended
(in thousands)	May 4, 2019	August 3, 2019	November 2, 2019	February 1, 2020
Integration and restructuring expenses	$2,488	$9,621	$1,465	$4,148
Impairment charges	$—	$—	$4,824	$2,947

(2)    During fiscal 2018, operating results were impacted by the following pre-tax items for the quarters presented:

	Fiscal 2018 Quarters Ended
(in thousands)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Lease exit and other termination costs	$3,994	$409	$16,301	$2,337
Acquisition-related costs and target acquisition costs	$508	$5,104	$12,982	$9,335
Impairment charges (adjustments)	$—	$36,240	$(7,163)	$31,683
Fair value adjustments to TSL's previously held assets	$—	$33,988	$—	$—
Camuto Group inventory step-up	$—	$—	$—	$5,300
Restructuring expenses	$—	$2,708	$563	$2,342
Foreign currency transactions losses (gains)	$1,978	$13,318	$94	$(1)

(3)	During the fourth quarter of fiscal 2018, we recognized $2.1 million of additional net tax expense as a result of finalizing the U.S. Tax Reform implementation assessment.

(4)	The sum of the quarterly diluted earnings (loss) per share amounts may not equal the fiscal year amount due to rounding and the use of weighted average shares outstanding for each period.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	SUBSEQUENT EVENTS

Coronavirus- In March 2020, the World Health Organization declared the coronavirus ("COVID-19") outbreak a pandemic, which continues to spread throughout North America and worldwide. The health and safety of our customers and employees remain our top priority as we continue to make decisions during this rapidly evolving situation. We have taken decisive actions across our businesses to help protect employees, customers and others in the communities we serve. As a measure to limit the spread of the virus, effective March 18, 2020, we temporarily closed all of our stores in the U.S. and Canada. Our e-commerce business will continue to be available to customers and our stores will be used in the fulfillment of online orders to be shipped to customers or available for curbside pickup. During this unprecedented period of uncertainty, we have in place business continuity plans involving adjustments to operational plans, inventory disciplines, liquidity management, and reductions to our expense and capital expenditure plans. Such measures include implementing temporary leaves of absence for over 80% of our workforce without direct pay and pay reductions for nearly all employees not placed on temporary leave. The COVID-19 outbreak and the temporary closure of all of our stores has had a material adverse impact on our business, liquidity, financial condition, and results of operations.

While we cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact, based on our current understanding of governmental mandates and maintaining the health and safety of our customers and employees, we believe our stores will primarily begin re-opening in the second quarter of fiscal 2020 with a gradual return of store traffic through the remainder of fiscal 2020. As such, the impacts of COVID-19 to our businesses are highly uncertain and we will continue to assess the financial impacts. The disruption to the global economy and to our business, along with a sustained decline in our stock price, may lead to triggering events that may indicate that the carrying value of certain assets, including inventories, accounts receivables, long-lived assets, intangibles, and goodwill, may not be recoverable.

Dividends- On March 17, 2020, the Board of Directors declared a quarterly cash dividend payment of $0.10 per share for both Class A and Class B common shares. The dividend was paid on April 10, 2020 to shareholders of record at the close of business on March 30, 2020.

Credit Facility- Subsequent to February 1, 2020, we borrowed $205.0 million from the Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19, resulting in $2.0 million of available for borrowing.

On April 30, 2020, the Credit Facility was amended, which resulted in various changes including:

•	Provides for a lien on all of the Company's assets;

•	Reduces the borrowing availability to $375.0 million on October 31, 2020, $350.0 million on January 30, 2021, $325.0 million on May 1, 2021, and $300.0 million on July 31, 2021;

•	Redefines the components for calculating the leverage ratio and fixed charge coverage ratio to adjust for certain temporary impacts due to COVID-19;

•
Changes the maximum leverage ratio covenant to 3.50:1 as of May 2, 2020, 4.00:1 as of August 1, 2020, 3.75:1 as of October 31, 2020, and 3.50:1 as of January 30, 2021 and as of the end of each fiscal quarter thereafter;

•	Changes the minimum fixed charge coverage ratio to 1.25:1 as of May 2, 2020 and 1.05:1 as of August 1, 2020 and as of the end of each fiscal quarter thereafter; and

•	Restricts the Company from paying dividends, making share repurchases, and making certain acquisitions.