Form 10-K/A
period 2020-02-01
Designer Brands Inc.
filed 2020-05-07
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Designer Brands Inc. (the "Company") is filing this amendment (this "Amendment") to its Annual Report on Form 10-K, filed on May 1, 2020 (the "Original Form 10-K"), solely to disclose that the Company had filed the Original Form 10-K after the April 1, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the "SEC") under Section 36 of the Securities Exchange Act, as amended (the "Exchange Act"), of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the "Order").
On April 1, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until May 1, 2020 because the Company’s operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the coronavirus ("COVID-19") pandemic. These disruptions include, but are not limited to, the temporary leaves of absence impacting over 80% of its workforce, the temporary closure of all of its offices and North American retail locations, and other financial and operational concerns associated with or caused by COVID-19. Specifically, the Company relied on the Order due to the limited availability of key Company personnel required to assess the impacts of significant subsequent events required to finalize the Original Form 10-K due to suggested, and mandated, social quarantining and work from home orders. Additionally, the Company’s management team was not able to devote the requisite time and attention to prepare and finalize the Original Form 10-K prior to the deadline of April 1, 2020, as it has had to address the emergent business and operational issues resulting from COVID-19.
In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

EXHIBIT INDEX

(a)(3) and (b) Exhibits:

Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGNER BRANDS INC.

May 7, 2020	By:	/s/ Jared Poff
Jared Poff Executive Vice President and Chief Financial Officer