Form 10-Q
period 2020-05-02
Designer Brands Inc.
filed 2020-06-19
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number 001-32545

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

Number of shares outstanding of each of the registrant's classes of common stock, as of June 12, 2020: 64,374,547 Class A common shares and 7,732,786 Class B common shares.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") may constitute forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our acquisitions. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as amended, filed on May 1, 2020, and Part II, Item 1A. Risk Factors in this Form 10-Q, and otherwise in our reports and filings with the Securities and Exchange Commission (the "SEC"), there are a number of important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements. These factors include, but are not limited to, the following:

•	risks related to the outbreak of the coronavirus ("COVID-19") and other adverse public health developments;

•	risks related to holdings of cash and investments and access to liquidity;

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

EXPLANATORY NOTE

Designer Brands Inc. (the "Company") relied on the SEC's order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the "Order") to delay the filing of this Form 10-Q due to circumstances related to COVID-19. The original due date for filing of this Form 10-Q was June 11, 2020. On May 15, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Current Report on Form 8-K, the Company was unable to file this Form 10-Q until June 19, 2020 because the Company’s operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the COVID-19 outbreak. These disruptions include, but are not limited to, the temporary leaves of absence of a significant number of our employees, the temporary closure of all of our offices and North American retail locations, and other financial and operational concerns associated with or caused by COVID-19. Moreover, the Company relied on the Order due to the limited availability of our key personnel required to update the Company's impairment and reserve analysis for the quarter, which was necessary to finalize this Form 10-Q, and the need for management to focus on addressing emergent business and operational issues resulting from COVID-19.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands Inc.," or the "Company" in this Form 10-Q mean Designer Brands Inc. and its subsidiaries.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended
	May 2, 2020	May 4, 2019
Net sales	$482,783	$873,289
Cost of sales	(509,243)	(613,956)
Operating expenses	(187,221)	(217,580)
Income from equity investment	2,270	2,228
Impairment charges	(112,547)	—
Operating profit (loss)	(323,958)	43,981
Interest expense, net	(2,158)	(1,801)
Non-operating expenses, net	(87)	(342)
Income (loss) before income taxes	(326,203)	41,838
Income tax benefit (provision)	110,345	(10,644)
Net income (loss)	$(215,858)	$31,194
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(3.00)	$0.41
Diluted earnings (loss) per share	$(3.00)	$0.40
Weighted average shares used in per share calculations:
Basic shares	71,914	77,004
Diluted shares	71,914	78,263

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended
	May 2, 2020	May 4, 2019
Net income (loss)	$(215,858)	$31,194
Other comprehensive income (loss), net of income taxes:
Foreign currency translation loss	(3,541)	(714)
Unrealized net gain on debt securities	195	242
Reclassification adjustment for net gains realized in net income	(368)	(88)
Total other comprehensive loss, net of income taxes	(3,714)	(560)
Total comprehensive income (loss)	$(219,572)	$30,634

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS
Cash and cash equivalents	$250,874	$86,564	$70,671
Investments	—	24,974	51,259
Accounts receivable, net	81,953	89,151	78,287
Inventories	533,638	632,587	642,045
Prepaid expenses and other current assets	82,742	67,534	54,463
Total current assets	949,207	900,810	896,725
Property and equipment, net	359,841	395,009	405,156
Operating lease assets	799,482	918,801	993,622
Goodwill	93,655	113,644	90,881
Intangible assets	13,908	22,846	42,298
Deferred tax assets	139,269	31,863	27,909
Equity investment	57,538	57,760	60,193
Other assets	24,941	24,337	32,384
Total assets	$2,437,841	$2,465,070	$2,549,168
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$283,054	$299,072	$224,576
Accrued expenses	231,359	194,264	186,992
Current operating lease liabilities	218,313	186,695	184,456
Total current liabilities	732,726	680,031	596,024
Debt	393,000	190,000	235,000
Non-current operating lease liabilities	788,704	846,584	921,145
Other non-current liabilities	25,305	27,541	34,148
Total liabilities	1,939,735	1,744,156	1,786,317
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	975,304	971,380	957,100
Treasury shares, at cost	(515,065)	(515,065)	(448,436)
Retained earnings	44,076	267,094	257,453
Accumulated other comprehensive loss	(6,209)	(2,495)	(3,266)
Total shareholders' equity	498,106	720,914	762,851
Total liabilities and shareholders' equity	$2,437,841	$2,465,070	$2,549,168

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited and in thousands, except per share data)

	Number of shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total
Three months ended May 2, 2020
Balance, February 1, 2020	64,033	7,733	22,169	$971,380	$(515,065)	$267,094	$(2,495)	$720,914
Net loss	—	—	—	—	—	(215,858)	—	(215,858)
Stock-based compensation activity	269	—	—	3,924	—	—	—	3,924
Dividends ($0.10 per share)	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive loss	—	—	—	—	—	—	(3,714)	(3,714)
Balance, May 2, 2020	64,302	7,733	22,169	$975,304	$(515,065)	$44,076	$(6,209)	$498,106
Three months ended May 4, 2019
Balance, February 2, 2019	70,672	7,733	15,091	$953,801	$(373,436)	$254,718	$(2,706)	$832,377
Cumulative effect of accounting change	—	—	—	—	—	(9,556)	—	(9,556)
Net income	—	—	—	—	—	31,194	—	31,194
Stock-based compensation activity	172	—	—	3,299	—	—	—	3,299
Repurchase of Class A Common Shares	(3,410)	—	3,410	—	(75,000)	—	—	(75,000)
Dividends ($0.25 per share)	—	—	—	—	—	(18,903)	—	(18,903)
Other comprehensive loss	—	—	—	—	—	—	(560)	(560)
Balance, May 4, 2019	67,434	7,733	18,501	$957,100	$(448,436)	$257,453	$(3,266)	$762,851

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net income (loss)	$(215,858)	$31,194
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,133	21,422
Stock-based compensation expense	4,917	4,370
Deferred income taxes	(109,308)	(364)
Income from equity investment	(2,270)	(2,228)
Distributions received from equity investment	2,493	160
Impairment charges	112,547	—
Other	340	544
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivable	6,999	(10,330)
Inventories	96,588	1,235
Prepaid expenses and other current assets	(15,014)	(880)
Accounts payable	(11,816)	(32,254)
Accrued expenses	37,421	(11,568)
Operating lease assets and liabilities, net	30,359	(4,327)
Net cash used in operating activities	(39,469)	(3,026)
Cash flows from investing activities:
Cash paid for property and equipment	(14,625)	(24,879)
Sales of available-for-sale investments	24,612	18,691
Net cash provided by (used in) investing activities	9,987	(6,188)
Cash flows from financing activities:
Borrowing on revolving line of credit	251,000	215,200
Payments on revolving line of credit	(48,000)	(140,200)
Cash paid for treasury shares	—	(75,000)
Dividends paid	(7,160)	(18,903)
Other	(1,940)	(986)
Net cash provided by (used in) financing activities	193,900	(19,889)
Effect of exchange rate changes on cash balances	(108)	839
Net increase (decrease) in cash, cash equivalents, and restricted cash	164,310	(28,264)
Cash, cash equivalents, and restricted cash, beginning of period	86,564	100,568
Cash and cash equivalents, end of period	$250,874	$72,304
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(31)	$721
Cash paid for interest on debt	$2,105	$1,987
Cash paid for operating lease liabilities	$24,983	$59,162
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$9,478	$6,542
Operating lease liabilities arising from lease asset additions	$9,408	$4,621
Increase (decrease) to operating lease assets and lease liabilities for modifications	$(15,849)	$19,147

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

We present three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment includes stores operated in the U.S. under the DSW Designer Shoe Warehouse banner and its related e-commerce site. The Canada Retail segment includes stores operated in Canada under The Shoe Company, Shoe Warehouse, DSW Designer Shoe Warehouse banners and related e-commerce sites. The Brand Portfolio segment includes the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels ("First Cost"), and the sale of branded products on direct-to-consumer e-commerce sites. Other operating segments are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at February 1, 2020 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as amended, (the "2019 Form 10-K") filed with the SEC on May 1, 2020 and amended on May 7, 2020.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year refer to the calendar year in which the fiscal year begins.

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our 2019 Form 10-K.

Impact of COVID-19- In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To help control the spread of the virus and protect the health and safety of our customers, employees, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada, effective March 18, 2020. Our e-commerce businesses have continued to be available to customers, with our fulfillment center and stores utilized for the fulfillment of online orders to be shipped to customers or available for curbside pickup. The impact of the COVID-19 outbreak, including the temporary closure of all of our stores, has had a material adverse effect on our business, liquidity, financial condition, and results of operations. During the three months ended May 2, 2020, we made, and may continue to make, adjustments to our operational plans, inventory controls, liquidity management by delaying lease and vendor payments, and reductions to our expense and capital expenditure plans. We have already taken a number of actions including implementing temporary leaves of absence without pay for a significant number of our employees and reducing pay for nearly all employees not placed on temporary leave. We are taking a phased approach as we reopen stores and we expect to have nearly all North American stores open by the end of June 2020.

As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores, during the three months ended May 2, 2020, we updated our impairment analysis for our U.S. Retail and Canada Retail segments at the

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of the store asset group, primarily made up of operating lease assets, leasehold improvements and fixtures, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group (categorized as Level 3 under the fair value hierarchy). During the three months ended May 2, 2020, we recorded impairment charges of $84.9 million for under-performing stores ($65.2 million and $19.7 million for the U.S. Retail and Canada Retail segments, respectively). Also during the three months ended May 2, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible resulting in a full impairment due to the lack of projected cash flows over the remaining useful life (categorized as Level 3 under the fair value hierarchy).

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores and the decrease in the Company's market capitalization due to the impact of the COVID-19 outbreak on macroeconomic conditions, we updated our impairment analysis for goodwill and other indefinite-lived intangible assets during the three months ended May 2, 2020. We calculated the fair value of the reporting units with goodwill and for The Shoe Company tradename primarily based on a discounted cash flow analysis (categorized as Level 3 under the fair value hierarchy). Our analysis concluded that the fair values of the First Cost reporting unit within the Brand Portfolio segment and The Shoe Company tradename within the Canada Retail segment did not exceed their respective carrying values. Accordingly, during the three months ended May 2, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment, and $1.1 million for The Shoe Company tradename included in the Canada Retail segment. For goodwill within the U.S. Retail segment, which is also the reporting unit, the fair value was in excess of the carrying value.

The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories reflects reductions for merchandise that was marked down prior to the end of the first quarter of fiscal 2020 with charges to cost of sales. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. Inventories for the Canada Retail and Brand Portfolio segments are accounted for using the weighted average cost method and are stated at the lower of cost or net realizable value. For all inventories, we also monitored slow-moving and obsolete inventories in light of the temporary closure of stores during our peak spring selling season and reduced traffic experienced since re-opening stores. For the three months ended May 2, 2020, we recorded $84.0 million of additional reserves over the same period last year.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits, which are treated as government subsidies to offset related operating expenses, as well as the deferral of payroll and other tax payments in the future. Similar credits and deferrals were also available in Canada. During the three months ended May 2, 2020, the qualified payroll tax credits reduced our operating expenses by $4.5 million on our condensed consolidated statements of operations. We expect to record additional payroll tax credits from government agencies in second quarter of fiscal 2020 to offset qualified wages paid to our employees and we intend to defer qualified payroll and other tax payments where permitted.

We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates. Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets. One of the provisions of the CARES Act allows net operating losses generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal statutory tax rate was 35%, as opposed to the current rate of 21%. As of May 2, 2020, we did not significantly adjust the valuation allowance on deferred tax assets based on available evidence. However, we will continue to monitor the realizability of our deferred tax assets, particularly in certain jurisdictions where the outbreak has created significant net operating losses. Our ability to recover these deferred tax assets depends on several factors, including the amount of net operating losses we can carry back and our ability to project future taxable income. Net deferred tax assets as of May 2, 2020 were $139.3 million, which are all related to jurisdictions where we expect to incur significant net operating losses in the near term, although the risks of failing to realize these benefits vary across the jurisdictions. Our effective tax rate changed from 25.4% for the three months ended May 4, 2019 to 33.8% for the three months ended May 2, 2020. The increase in the effective tax rate was primarily driven by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35%.

In addition, during the three months ended May 2, 2020, we incurred $1.7 million of incremental costs directly related to instituting COVID-19 safety precautions, including pre-open cleaning services, signs used to encourage customers in social

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

distancing, plexiglass shields used at store registers, and supplies of thermometers, masks, gloves, cleaning agents, and other items. We expect to record additional similar costs during the remainder of fiscal 2020 as we serve our customers in the safest way possible and in compliance with applicable government mandates.

The COVID-19 pandemic remains a rapidly evolving situation. The continuation of the outbreak or a new surge in cases may cause new or prolonged periods of store closures, further adjustments to store operations, and changes in customer behaviors, including a potential reduction in consumer spending. As such, the ultimate impacts of the COVID-19 outbreak to our businesses are highly uncertain and we may have additional write-downs of inventories, accounts receivables, long-lived assets, intangibles, and goodwill and an inability to realize deferred tax assets.

Integration and Restructuring Costs- During the three months ended May 2, 2020 and May 4, 2019, we incurred integration and restructuring costs, which consisted primarily of severance of $1.7 million and $1.3 million, respectively, and professional fees and other integration costs of $0.1 million and $1.2 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of May 2, 2020 and May 4, 2019, we had accrued severance of $2.6 million and $3.4 million, respectively, included in accrued expenses on the condensed consolidated balance sheets.

Principles of Consolidation- The condensed consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including variable interest entities. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in U.S. dollars ("USD"), unless otherwise noted.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Certain estimates and assumptions use forecasted financial information using information reasonably available to us along with the estimated, but uncertain, future impacts of the COVID-19 outbreak. Significant estimates and assumptions are required as a part of accounting for sales returns allowances, customer allowances and discounts, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, legal reserves, foreign tax contingent liabilities, income taxes, and self-insurance reserves. Although these estimates and assumptions are based on management's knowledge of current events and actions it may undertake in the future, changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

Cash, Cash Equivalents, and Restricted Cash- Cash and cash equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Restricted cash represented cash that was restricted as to withdrawal or usage and consisted of a mandatory cash deposit for certain outstanding letters of credit.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	May 2, 2020	February 1, 2020	May 4, 2019
Cash and cash equivalents	$250,874	$86,564	$70,671
Restricted cash, included in prepaid expenses and other current assets	—	—	1,633
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$250,874	$86,564	$72,304

Fair Value- Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels related to the subjectivity associated with the inputs to fair value measurements as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Quoted prices for similar assets or liabilities in active markets or inputs that are observable.

•	Level 3 - Unobservable inputs in which little or no market activity exists.

We measure available-for-sale investments at fair value on a recurring basis. These investments were measured using a market-based approach using inputs such as prices of similar assets in active markets (categorized as Level 2). The carrying value of

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

cash and cash equivalents, accounts receivables and accounts payables approximated their fair values due to their short-term nature. The carrying value of borrowing under the Credit Facility approximates its fair value based on its term and variable interest rate.

Prior Period Reclassifications- Certain prior period reclassifications were made to conform to the current period presentation, consistent with the changes made during the fourth quarter of fiscal 2019. Commission income, previously presented in commission, franchise and other revenue, was reclassified to net sales. Other revenue, which primarily included operating sublease income, also previously presented in commission, franchise and other revenue, was reclassified to operating expenses. In addition, we reclassified a previously presented basis difference related to acquisition of commonly controlled entity to common shares paid in-capital within shareholders' equity for all periods presented. The basis difference related to the acquisition of a commonly controlled entity related to a legal entity acquisition in fiscal 2012 from certain Schottenstein Affiliates (as defined below), which legal entity owned property that was previously leased by us. As this was a transaction between entities under common control, the difference between the historical cost carrying amounts and the consideration transferred is reflected as an equity transaction within common shares paid in-capital.

Adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments- During the first quarter of fiscal 2020, we adopted Accounting Standards Update ("ASU") 2016-13, which replaces the previous incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements.

2.    REVENUE

Disaggregation of Net Sales- The following table presents net sales disaggregated by product and service category for each segment:

	Three months ended
(in thousands)	May 2, 2020	May 4, 2019
Net sales:
U.S. Retail segment:
Women's footwear	$259,563	$482,121
Men's footwear	70,355	128,989
Kids' footwear	29,183	37,204
Accessories and other	17,972	43,526
	377,073	691,840
Canada Retail segment:
Women's footwear	15,972	28,626
Men's footwear	6,803	13,008
Kids' footwear	5,556	7,827
Accessories and other	998	2,355
	29,329	51,816
Brand Portfolio segment:
Wholesale	67,304	91,754
Commission income	5,123	3,680
Direct-to-consumer	9,686	9,112
	82,113	104,546
Other	13,623	35,607
Total segment net sales	502,138	883,809
Elimination of intersegment sales	(19,355)	(10,520)
Total net sales	$482,783	$873,289

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended
(in thousands)	May 2, 2020	May 4, 2019
Gift cards:
Beginning of period	$35,461	$34,998
Gift cards redeemed and breakage recognized to net sales	(13,525)	(22,255)
Gift cards issued	8,972	17,323
End of period	$30,908	$30,066
Loyalty programs:
Beginning of period	$16,138	$16,151
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(6,609)	(9,321)
Deferred revenue for loyalty points issued	5,039	9,323
End of period	$14,568	$16,153

3.    RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of May 2, 2020, the Schottenstein Affiliates consisted of entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family. As of May 2, 2020, the Schottenstein Affiliates beneficially owned approximately 16% of the Company's outstanding common shares, representing approximately 52% of the combined voting power, consisting of, in the aggregate, 3.7 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with Schottenstein Affiliates for the relevant periods:

Leases- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. See Note 13, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During the three months ended May 2, 2020 and May 4, 2019, we had other purchases and services we incurred from Schottenstein Affiliates of $1.3 million and $1.9 million, respectively.

Due to Related Parties- As of May 2, 2020, February 1, 2020 and May 4, 2019, we had amounts due to related parties of $0.9 million, $0.9 million and $0.8 million, respectively, included in accounts payable on the condensed consolidated balance sheets.

ABG-Camuto

We have a 40% interest in our equity investment in ABG-Camuto. We entered into a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto. During the three months ended May 2, 2020 and May 4, 2019, we recorded $4.4 million and $5.7 million of royalty expense payable to ABG-Camuto, respectively. As of May 2, 2020, February 1, 2020 and May 4, 2019, we had $0.1 million, $0.3 million and $0.8 million payable to ABG-Camuto, respectively, included in accrued expenses on the condensed consolidated balance sheets.

4.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on net income (loss) and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options and restricted stock units ("RSUs") calculated using the treasury stock method.

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share:

	Three months ended
(in thousands)	May 2, 2020	May 4, 2019
Weighted average basic shares outstanding	71,914	77,004
Dilutive effect of stock-based compensation awards	—	1,259
Weighted average diluted shares outstanding	71,914	78,263

For the three months ended May 2, 2020 and May 4, 2019, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 5.6 million and 2.0 million, respectively.

5.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended
(in thousands)	May 2, 2020	May 4, 2019
Stock options	$463	$823
Restricted and director stock units	4,454	3,547
	$4,917	$4,370

The following table summarizes the stock-based compensation award activity for the three months ended May 2, 2020:

	Number of shares
(in thousands)	Stock Options	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	3,761	1,687	768
Granted	—	3,360	21
Exercised / vested	—	(172)	(177)
Forfeited / expired	(125)	(17)	—
Outstanding - end of period	3,636	4,858	612

6.    SHAREHOLDERS' EQUITY

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

The following table provides additional information for our common shares:

	May 2, 2020		February 1, 2020		May 4, 2019
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	86,471	7,733	86,202	7,733	85,935	7,733
Outstanding shares	64,302	7,733	64,033	7,733	67,434	7,733
Treasury shares	22,169	—	22,169	—	18,501	—

We have authorized 100 million shares of no par value preferred shares with no shares issued for any of the periods presented.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Share Repurchases- During the three months ended May 2, 2020, we did not repurchase any Class A common shares. During the three months ended May 4, 2019, we repurchased 3.4 million Class A common shares at a cost of $75.0 million. Effective April 30, 2020, our Credit Facility no longer permits share repurchases.

Accumulated Other Comprehensive Loss- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Three months ended
	May 2, 2020			May 4, 2019
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive gain (loss) - beginning of period	$(2,668)	$173	$(2,495)	$(2,328)	$(378)	$(2,706)
Other comprehensive income (loss) before reclassifications	(3,541)	195	(3,346)	(714)	242	(472)
Amounts reclassified to non-operating expenses, net	—	(368)	(368)	—	(88)	(88)
Other comprehensive income (loss)	(3,541)	(173)	(3,714)	(714)	154	(560)
Accumulated other comprehensive loss - end of period	$(6,209)	$—	$(6,209)	$(3,042)	$(224)	$(3,266)

7.    ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

(in thousands)	May 2, 2020	February 1, 2020	May 4, 2019
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$46,694	$54,209	$57,619
Serviced by third-party provider without guaranteed payment	637	365	168
Serviced in-house	5,702	7,630	12,169
Other receivables	31,467	28,166	10,561
Accounts receivable	84,500	90,370	80,517
Allowance for doubtful accounts	(2,547)	(1,219)	(2,230)
Accounts receivable, net	$81,953	$89,151	$78,287

8.    INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	May 2, 2020	February 1, 2020	May 4, 2019
Carrying value of investments	$—	$24,831	$51,542
Unrealized gains included in accumulated other comprehensive loss	—	143	1
Unrealized losses included in accumulated other comprehensive loss	—	—	(284)
Fair value	$—	$24,974	$51,259

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.    PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(in thousands)	May 2, 2020	February 1, 2020	May 4, 2019
Land	$1,110	$1,110	$1,110
Buildings	12,485	12,485	12,485
Building and leasehold improvements	442,222	449,958	439,707
Furniture, fixtures and equipment	479,534	482,573	489,477
Software	196,127	189,291	167,924
Construction in progress	20,315	32,645	42,620
Total property and equipment	1,151,793	1,168,062	1,153,323
Accumulated depreciation and amortization	(791,952)	(773,053)	(748,167)
Property and equipment, net	$359,841	$395,009	$405,156

10.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	Three months ended
	May 2, 2020			May 4, 2019
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$25,899	$—	$25,899
Canada Retail	41,610	(41,610)	—	42,048	(42,048)	—
Brand Portfolio	19,989	—	19,989	63,614	—	63,614
	155,254	(41,610)	113,644	131,561	(42,048)	89,513
Activity by segment:
Canada Retail -
Currency translation adjustment	(2,467)	2,467	—	(1,043)	1,043	—
Brand Portfolio:
Impairment charges	—	(19,989)	(19,989)	—	—	—
Purchase price and allocation adjustments	—	—	—	1,368	—	1,368
	(2,467)	(17,522)	(19,989)	325	1,043	1,368
End of period by segment:
U.S. Retail	93,655	—	93,655	25,899	—	25,899
Canada Retail	39,143	(39,143)	—	41,005	(41,005)	—
Brand Portfolio	19,989	(19,989)	—	64,982	—	64,982
	$152,787	$(59,132)	$93,655	$131,886	$(41,005)	$90,881

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
May 2, 2020
Definite-lived customer relationships	$2,780	$(2,353)	$427
Indefinite-lived trademarks and tradenames	13,481	—	13,481
	$16,261	$(2,353)	$13,908
February 1, 2020
Definite-lived customer relationships	$9,360	$(2,044)	$7,316
Indefinite-lived trademarks and tradenames	15,530	—	15,530
	$24,890	$(2,044)	$22,846
May 4, 2019
Definite-lived customer relationships	$28,340	$(1,326)	$27,014
Indefinite-lived trademarks and tradenames	15,284	—	15,284
	$43,624	$(1,326)	$42,298

11.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	May 2, 2020	February 1, 2020	May 4, 2019
Gift cards and merchandise credits	$30,908	$35,461	$30,066
Accrued compensation and related expenses	13,700	26,768	25,951
Accrued taxes	21,628	19,399	23,242
Loyalty programs deferred revenue	14,568	16,138	16,153
Sales returns	47,625	21,408	21,692
Customer allowances and discounts	5,600	11,528	14,436
Other	97,330	63,562	55,452
	$231,359	$194,264	$186,992

12.    DEBT

Our Credit Facility, with a maturity date of August 25, 2022, provides a revolving line of credit with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, and other expenditures. On April 30, 2020, the Credit Facility was amended, which resulted in various changes including:

•	Providing for a lien on all of the Company's assets;

•	Reducing the borrowing availability from $400 million to $375.0 million on October 31, 2020, $350.0 million on January 30, 2021, $325.0 million on May 1, 2021, and $300.0 million on July 31, 2021;

•	Redefining the components for calculating the leverage ratio and fixed charge coverage ratio to adjust for certain temporary impacts due to COVID-19;

•
Changing the maximum leverage ratio covenant to 3.50:1 as of May 2, 2020, 4.00:1 as of August 1, 2020, 3.75:1 as of October 31, 2020, and 3.50:1 as of January 30, 2021 and as of the end of each fiscal quarter thereafter;

•	Changing the minimum fixed charge coverage ratio to 1.25:1 as of May 2, 2020 and 1.05:1 as of August 1, 2020 and as of the end of each fiscal quarter thereafter; and

•	Restricting the Company from paying dividends, making share repurchases, and making certain acquisitions.

A violation of any of the financial or other covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

repayment of any outstanding loans under the Credit Facility. As of May 2, 2020, we were in compliance with all financial covenants.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 3.5% as of May 2, 2020. Any loans issued in Canadian dollars bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 2.5% as of May 2, 2020. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of May 2, 2020, the Credit Facility provided a revolving line of credit up to $400 million and we had $393.0 million outstanding under the Credit Facility and $5.0 million in letters of credit issued, resulting in $2.0 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization and write-off of debt issuance costs.

13.	LEASES

We lease our stores, fulfillment center and other facilities under operating lease arrangements with unrelated parties and related parties owned by Schottenstein Affiliates. The majority of our real estate leases provide for renewal options, which are typically not included in the lease term used for measuring the lease assets and lease liabilities as it is not reasonably certain we will exercise renewal options. We pay variable amounts for certain lease and non-lease components as well as for contingent rent based on sales for certain leases where the sales are in excess of specified levels and for leases that have certain contingent triggering events that are in effect. We also lease equipment under operating leases.

We receive operating sublease lease income from unrelated third parties for leasing portions or all of certain properties. Operating sublease income and operating expenses for these properties are included in operating expenses in our condensed consolidated statements of operations.

Lease income and lease expense consisted of the following for the three months ended May 2, 2020 and May 4, 2019:

	Three months ended
(in thousands)	May 2, 2020	May 4, 2019
Operating lease income	$3,163	$2,212
Operating lease expense:
Lease expense to unrelated parties	$53,228	$53,354
Lease expense to related parties	2,387	2,342
Variable lease expense to unrelated parties	12,986	13,022
Variable lease expense to related parties	367	302
Total operating lease expense	$68,968	$69,020

As of May 2, 2020, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
Remainder of fiscal 2020	$187,639	$6,203	$193,842
Fiscal 2021	222,551	8,697	231,248
Fiscal 2022	188,403	7,417	195,820
Fiscal 2023	148,960	4,574	153,534
Fiscal 2024	110,649	4,139	114,788
Future fiscal years thereafter	225,594	11,352	236,946
	1,083,796	42,382	1,126,178
Less discounting impact on operating leases	(114,364)	(4,797)	(119,161)
Total operating lease liabilities	969,432	37,585	1,007,017
Less current operating lease liabilities	(211,204)	(7,109)	(218,313)
Non-current operating lease liabilities	$758,228	$30,476	$788,704

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.    COMMITMENTS AND CONTINGENCIES

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

Foreign Tax Contingencies- During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest. We developed an estimate of the range of outcomes related to these obligations of $28.1 million to $40.0 million for obligations we are aware of at this time. We expect to resolve certain obligations with tax authorities over the next twelve months. As of May 2, 2020, we recorded a contingent liability of $28.1 million, with $22.1 million included in accrued expenses and $6.0 million included in other non-current liabilities on the condensed consolidated balance sheets, representing the low-end of the range and an indemnification asset of $24.5 million, with $19.6 million included in accounts receivable and $4.9 million included in other assets on the condensed consolidated balance sheets, representing the estimated amount as of the acquisition date, which we expect to collect under the terms of the securities purchase agreement with the sellers of Camuto Group (the "Sellers"). We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

Guarantee- As a result of a previous merger, we provided a guarantee for a lease commitment that is scheduled to expire in fiscal 2023 for a location that has been leased to a third party. If the third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of May 2, 2020, the total future minimum lease payment requirements for this guarantee were approximately $12.5 million.

15.    SEGMENT REPORTING

Our three reportable segments, which are also operating segments, are the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. All other operating segments are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

The following provides certain financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate/Eliminations	Total
Three months ended May 2, 2020
Net sales:
External customer sales	$377,073	$29,329	$62,758	$13,623	$—	$482,783
Intersegment sales	—	—	19,355	—	(19,355)	—
Total net sales	$377,073	$29,329	$82,113	$13,623	$(19,355)	$482,783
Gross profit (loss)	$(32,970)	$(2,311)	$13,904	$(5,428)	$345	$(26,460)
Income from equity investment	$—	$—	$2,270	$—	$—	$2,270
Three months ended May 4, 2019
Net sales:
External customer sales	$691,840	$51,816	$94,026	$35,607	$—	$873,289
Intersegment sales	—	—	10,520	—	(10,520)	—
Total net sales	$691,840	$51,816	$104,546	$35,607	$(10,520)	$873,289
Gross profit	$209,891	$15,747	$25,673	$9,311	$(1,289)	$259,333
Income from equity investment	$—	$—	$2,228	$—	$—	$2,228

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To help control the spread of the virus and protect the health and safety of our customers, employees, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada, effective March 18, 2020. Our e-commerce businesses have continued to be available to customers, with our fulfillment center and stores utilized for the fulfillment of online orders to be shipped to customers or available for curbside pickup. The impact of the COVID-19 outbreak, including the temporary closure of all of our stores, has had a material adverse effect on our business, liquidity, financial condition, and results of operations. During the three months ended May 2, 2020, we made, and may continue to make, adjustments to our operational plans, inventory controls, liquidity management by delaying lease and vendor payments, and reductions to our expense and capital expenditure plans. We have already taken a number of actions including implementing temporary leaves of absence without pay for a significant number of our employees and reducing pay for nearly all employees not placed on temporary leave. We are taking a phased approach as we reopen stores and we expect to have nearly all North American stores open by the end of June 2020. Reopened stores initially are generating significantly lower sales than they did in prior periods, with trends improving as more of the economy reopens and as consumer behavior adapts to the changing landscape. Additionally, we have instituted new health and safety protocols for our customers and employees using industry best practices. In connection with reopening stores, we expect to spend approximately $8.0 million in pre-open cleaning services, signs used to encourage customers in social distancing, plexiglass shields used at store registers, and supplies of thermometers, masks, gloves, cleaning agents, and other items to help control the spread of the virus and protect the health and safety of our customers and employees.

Prior to the COVID-19 outbreak, we were on track to achieve growth in fiscal 2020, with positive comparable sales year-to-date through March 5, 2020. The impact of the COVID-19 outbreak on store traffic, beginning on March 6, 2020, and the subsequent closure of all our North American stores, materially altered this trajectory. We implemented inventory control actions that resulted in inventory units on hand flat at the end of the first quarter of fiscal 2020 compared to the same period last year. We have been more aggressive with our promotional activity to drive sales, and this markdown activity has materially impacted margins.

Over the past several years, we have made significant investments in our digital infrastructure and, as a result, we were able to generate robust digital sales during the first quarter of fiscal 2020, well above digital sales for the same period last year across all segments. Our unique digital experiences and our ability to use our stores for fulfillment have served us well while our stores have been closed to the public. We anticipate that adapting to operating as a digital-focused retailer during this time will have a lasting influence on how we operate moving forward. Continuing to function as a digital-focused retailer coupled with our strategic pillars of delivering differentiated products, offering differentiated experiences in-store and online, and focusing on new growth opportunities to increase market share, will guide our decisions as we adjust for the future. We remain one of the largest designers, producers and retailers of footwear and accessories in the market and have the advantage of a fully integrated supply chain supported by our acquisition of Camuto Group.

The COVID-19 pandemic remains a rapidly evolving situation. The continuation of the outbreak or a new surge in cases may cause new or prolonged periods of store closures, further adjustments to store operations, and changes in customer behaviors, including a potential reduction in consumer spending. As such, the ultimate impacts of the COVID-19 outbreak to our businesses are highly uncertain and we may have additional write-downs of inventories, accounts receivables, long-lived assets, intangibles, and goodwill and an inability to realize deferred tax assets.

Comparable Sales Performance Metric

We consider comparable sales to be an important indicator of the performance of our retail and direct-to-consumer businesses, and investors may find it useful as such. Comparable sales is a primary metric commonly used throughout the retail industry. We include stores in our comparable sales metric for those stores in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed. Comparable sales include e-commerce sales. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period in the prior year. Comparable sales for the Brand Portfolio segment includes the direct-to-consumer www.vincecamuto.com e-commerce site. Comparable sales also includes stores temporarily closed as a result of the COVID-19 outbreak as management continues to believe this metric is meaningful to monitor the performance through the temporary closure period and to measure progress as stores re-open. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Financial Summary

Net sales decreased to $482.8 million for the three months ended May 2, 2020 from $873.3 million for the three months ended May 4, 2019. The 44.7% decrease in net sales was primarily driven by the COVID-19 outbreak with a 42.3% decrease in comparable sales due to the temporary closure of all stores effective March 18, 2020, during our peak selling season, the lower Brand Portfolio segment sales due to orders canceled by our retailer customers, shelter-in-place orders impacting many of our customers, and changes in consumer spending as a result of the economic uncertainty.

During the three months ended May 2, 2020, gross loss as a percentage of net sales was 5.5% as compared to a gross profit of 29.7% for the same period last year. The change from a gross profit to a loss was primarily driven by the impacts of the COVID-19 outbreak on our operations and the closure of stores, which we addressed with aggressive promotional activity, significant inventory markdowns resulting in an increase in inventory reserves of $84.0 million over the same period last year, increased shipping costs in the current quarter associated with higher digital penetration, and the deleverage of distribution and fulfillment and store occupancy expenses on lower sales volume.

Net loss for the three months ended May 2, 2020 was $215.9 million, or a loss of $3.00 per diluted share, which included net after-tax charges of $84.1 million, or $1.17 per diluted share, primarily related to impairment charges, integration and restructuring expenses and incremental costs related to the COVID-19 outbreak, offset by governmental credits we claimed. Net income for the three months ended May 4, 2019 was $31.2 million, or $0.40 earnings per diluted share, which included net after-tax charges of $2.4 million, or $0.03 per diluted share, primarily related to integration and restructuring expenses.

Results of Operations

	Three months ended
	May 2, 2020		May 4, 2019		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales(1)	$482,783	100.0%	$873,289	100.0%	$(390,506)	(44.7)%
Cost of sales	(509,243)	(105.5)	(613,956)	(70.3)	104,713	(17.1)%
Gross profit (loss)(1)	(26,460)	(5.5)	259,333	29.7	(285,793)	NM
Operating expenses(1)	(187,221)	(38.8)	(217,580)	(24.9)	30,359	(14.0)%
Income from equity investment	2,270	0.5	2,228	0.2	42	1.9%
Impairment charges	(112,547)	(23.3)	—	—	(112,547)	NM
Operating profit (loss)	(323,958)	(67.1)	43,981	5.0	(367,939)	NM
Interest expense, net	(2,158)	(0.5)	(1,801)	(0.2)	(357)	19.8%
Non-operating expenses, net	(87)	(0.0)	(342)	(0.0)	255	(74.6)%
Income (loss) before income taxes	(326,203)	(67.6)	41,838	4.8	(368,041)	NM
Income tax benefit (provision)	110,345	22.9	(10,644)	(1.2)	120,989	NM
Net income (loss)	$(215,858)	(44.7)%	$31,194	3.6%	$(247,052)	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(3.00)		$0.41		$(3.41)	NM
Diluted earnings (loss) per share	$(3.00)		$0.40		$(3.40)	NM
Weighted average shares used in per share calculations:
Basic shares	71,914		77,004		(5,090)	(6.6)%
Diluted shares	71,914		78,263		(6,349)	(8.1)%
NM - Not meaningful

(1)
We changed our presentation of net sales and gross profit (loss) for all periods presented to include commission income. Previously reported other revenue, which primarily included operating sublease income, was reclassified to operating expenses.

Net Sales- The following summarizes the changes in consolidated net sales from the same period last year:

(in thousands)	Three months ended May 2, 2020
Consolidated net sales for the same period last year	$873,289
Decrease in comparable sales	(328,789)
Net decrease from non-comparable sales and other changes	(34,310)
Loss of net sales from closed stores	(4,400)
Decrease in wholesale net sales from Brand Portfolio segment	(24,450)
Increase in commission income from Brand Portfolio segment	1,443
Consolidated net sales	$482,783

The following summarizes net sales by segment:

	Three months ended		Change
(dollars in thousands)	May 2, 2020	May 4, 2019	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$377,073	$691,840	$(314,767)	(45.5)%	(42.4)%
Canada Retail	29,329	51,816	(22,487)	(43.4)%	(32.4)%
Brand Portfolio	82,113	104,546	(22,433)	(21.5)%	92.8%
Other	13,623	35,607	(21,984)	(61.7)%	(62.0)%
Total segment net sales	502,138	883,809	(381,671)	(43.2)%	(42.3)%
Elimination of intersegment net sales	(19,355)	(10,520)	(8,835)	84.0%
Consolidated net sales	$482,783	$873,289	$(390,506)	(44.7)%

The decreases in comparable sales for all segments, except Brand Portfolio, and in total consolidated net sales, were driven by the temporary closure of stores during our peak selling season in response to the COVID-19 outbreak. This was partially offset by strong performance in our e-commerce channels, including www.vincecamuto.com which is included in comparable sales for the Brand Portfolio segment, as a certain amount of customer demand shifted online. Brand Portfolio segment net sales was also negatively impacted by the COVID-19 outbreak as retailer customers temporarily closed stores and canceled orders.

Gross Profit (Loss)- The following summarizes gross profit (loss) by segment:

	Three months ended
	May 2, 2020		May 4, 2019
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Change
Segment gross profit (loss):
U.S. Retail	$(32,970)	(8.7)%	$209,891	30.3%	$(242,861)
Canada Retail	(2,311)	(7.9)%	15,747	30.4%	$(18,058)
Brand Portfolio	13,904	16.9%	25,673	24.6%	$(11,769)
Other	(5,428)	(39.8)%	9,311	26.1%	$(14,739)
	(26,805)		260,622
Elimination of intersegment gross profit	345		(1,289)
Gross profit (loss)	$(26,460)	(5.5)%	$259,333	29.7%	$(285,793)

The change from a gross profit to a loss was primarily driven by the impacts of the COVID-19 outbreak on our operations and the closure of stores, which we responded to with aggressive promotional activity, significant inventory markdowns, higher shipping costs in the current quarter associated with higher digital penetration, and the deleverage of distribution and fulfillment and store occupancy expenses on lower sales volume. The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories reflects reductions for merchandise that was marked down prior to the end of the first quarter of fiscal 2020 with charges to cost of sales. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. Inventories for the Canada Retail and Brand Portfolio segments are accounted for using the weighted average cost method and are stated at the lower of cost or net realizable value. For all inventories, we also monitored slow-moving and obsolete inventories in light of the temporary closure of stores during our peak spring selling season and reduced traffic experienced since re-opening stores. For the three months ended May 2, 2020, we recorded $84.0 million of additional reserves over the same period last year.

Elimination of intersegment gross profit (loss) consisted of the following:

	Three months ended
(in thousands)	May 2, 2020	May 4, 2019
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(19,355)	$(10,520)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	12,134	7,607
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	7,566	1,624
Gross profit (loss)	$345	$(1,289)

Operating Expenses- For the three months ended May 2, 2020, operating expenses decreased by $30.4 million over the same period last year, primarily driven by the implementation of temporary leaves of absence without pay for a significant number of our employees and reducing pay for nearly all employees not placed on temporary leave in response to the COVID-19 outbreak. Operating expenses during the three months ended May 2, 2020 were offset by government subsidies in the form of qualified payroll tax credits of $4.5 million.

Impairment Charges- As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores, we updated our impairment analysis at the store-level. During the three months ended May 2, 2020, we recorded impairment charges of $84.9 million for under-performing stores ($65.2 million and $19.7 million for the U.S. Retail and Canada Retail segments, respectively). Also during the three months ended May 2, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible resulting in a full impairment due to the lack of projected cash flows over the remaining useful life.

Also as a result of the material reduction in net sales and cash flows and the decrease in the Company's market capitalization due to the impact of the COVID-19 outbreak on macroeconomic conditions, we updated our impairment analysis for goodwill and other indefinite-lived intangible assets. Our analysis concluded that the fair values of the First Cost reporting unit within the Brand Portfolio segment and The Shoe Company tradename within the Canada Retail segment did not exceed their respective carrying values. Accordingly, during the three months ended May 2, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment, and $1.1 million for The Shoe Company tradename included in the Canada Retail segment.

Income Taxes- Our effective tax rate changed from 25.4% for the three months ended May 4, 2019 to 33.8% for the three months ended May 2, 2020. The increase in the effective tax rate was primarily driven by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35%.

Seasonality

Our business has historically been subject to seasonal merchandise trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter and new fall styles are primarily introduced in the third quarter. The COVID-19 outbreak has negatively impacted our spring peak selling season and the trends that we have experienced historically may change for the remainder of fiscal 2020.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels fluctuate seasonally. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy and withstand unanticipated business volatility, including the impact of the outbreak of COVID-19. We believe that cash generated from our operations and the business continuity plans put in place, together with our current levels of cash, as well as the use of our Credit Facility, are sufficient over the next 12 months to maintain our ongoing operations, support working capital requirements, and fund capital expenditures. The cash generated from operations is based on our expectation of re-opening nearly all of our North American stores by the end of June 2020 with a gradual return of store traffic throughout the remainder of fiscal 2020.

During the three months ended May 2, 2020, we took certain measures to preserve liquidity, including reducing inventory orders, significantly cutting costs, and delaying vendor and landlord payments, after providing notice, while we renegotiate to extend payment terms. We have engaged a national lease firm to assist us in the negotiating of lease deferrals and concessions. We have also extended nearly all payables to at least 90 days. On March 17, 2020, the Board of Directors reduced the quarterly cash dividend by 60% from the previous quarter and declared a quarterly cash dividend payment of $0.10 per share for both Class A and Class B common shares. The dividend was paid on April 10, 2020 to shareholders of record at the close of business on March 30, 2020. As a result of our amended Credit Facility discussed below, we have suspended subsequent dividend payments and share repurchases. During the three months ended May 2, 2020, we took immediate actions to cancel orders and have reduced orders for the remainder of this fiscal year, while maintaining flexibility to increase orders as we monitor the business recovery. In addition to the temporary leaves of absence without pay for a significant number of our employees, effective March 29, 2020, the base salaries for our executive officers were reduced by 20%, wages were reduced by 5% to 20% for nearly all of the remaining associates, depending on title, and annual cash retainers for all non-employee directors serving on the Board of Directors were reduced by 20%.

One of the provisions of the CARES Act allows net operating losses generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal statutory tax rate was 35%, as opposed to the current rate of 21%. As a result, we expect to receive a refund in fiscal 2021 of approximately $140.0 million related to these net operating losses. Our ability to recover deferred tax assets depends on several factors, including the amount of net operating losses we can carry back and our ability to project future taxable income, although the risks of failing to realize these benefits vary across the jurisdictions.

We are actively pursuing further options to increase financial flexibility. While there is no immediate need to raise capital, we intend to evaluate assessing the financing markets and may look to raise capital, when and if we deem it prudent, to further strengthen our balance sheet. There can be no assurance that we will raise additional capital, or as to the timing or terms of any such additional capital. If additional liquidity is needed, we may take additional actions including adjusting our marketing spend, implementing further employee furloughs, reducing the store labor requirements, and forgoing additional capital expenditures and other discretionary expenses.

Operating Cash Flows

For the three months ended May 2, 2020, net cash used in operations was $39.5 million compared to $3.0 million for the three months ended May 4, 2019. The increase in cash used in operations was driven by the net loss incurred for the quarter as a result of the COVID-19 outbreak, after adjusting for non-cash activity including depreciation and amortization, stock-based compensation, impairment charges, and the change in deferred income taxes, primarily due to the impact of the COVID-19 outbreak on our business. This was partially offset by measures we implemented to manage our working capital to preserve liquidity, including reducing inventory orders, significantly cutting costs, and delaying vendor and landlord payments.

Investing Cash Flows

For the three months ended May 2, 2020, our net cash provided by investing activities was $10.0 million, which was due to the liquidation of our available-for sale-securities and reductions of capital expenditures to $14.6 million in order to preserve liquidity. During the three months ended May 4, 2019, our net cash used in investing activities was $6.2 million, which was due to capital expenditures of $24.9 million, partially offset by the net liquidation of our available-for sale-securities.

Financing Cash Flows

For the three months ended May 2, 2020, our net cash provided by financing activities was $193.9 million compared to net cash used in financing activities of $19.9 million for the three months ended May 4, 2019. During three months ended May 2, 2020, we had net borrowings of $203.0 million from the Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. We also significantly reduced the amount of dividends paid. During the three months ended May 4, 2019, net cash used in financing activities was primarily related to the payment of dividends as the repurchase of Class A common shares was financed from borrowings from the Credit Facility.

Debt

Our Credit Facility, with a maturity date of August 25, 2022, provides a revolving line of credit with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. The Credit Facility may be used to provide funds for working capital, capital expenditures, and other expenditures. On April 30, 2020, the Credit Facility was amended, which resulted in various changes including:

•	Providing for a lien on all of the Company's assets;

•	Reducing the borrowing availability from $400 million to $375.0 million on October 31, 2020, $350.0 million on January 30, 2021, $325.0 million on May 1, 2021, and $300.0 million on July 31, 2021;

•	Redefining the components for calculating the leverage ratio and fixed charge coverage ratio to adjust for certain temporary impacts due to COVID-19;

•
Changing the maximum leverage ratio covenant to 3.50:1 as of May 2, 2020, 4.00:1 as of August 1, 2020, 3.75:1 as of October 31, 2020, and 3.50:1 as of January 30, 2021 and as of the end of each fiscal quarter thereafter;

•	Changing the minimum fixed charge coverage ratio to 1.25:1 as of May 2, 2020 and 1.05:1 as of August 1, 2020 and as of the end of each fiscal quarter thereafter; and

•	Restricting the Company from paying dividends, making share repurchases, and making certain acquisitions.

A violation of any of the financial or other covenants could result in a default under the Credit Facility that would permit the lenders to restrict our ability to further access the Credit Facility for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Facility. As of May 2, 2020, we were in compliance with all financial covenants.

Loans issued under the revolving line of credit bear interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 3.5% as of May 2, 2020. Any loans issued in Canadian dollars bear interest at the alternate base rate plus a margin based on our leverage ratio. Interest on letters of credit issued under the Credit Facility is variable based on our leverage ratio and the type of letters of credit, with an interest rate of 2.5% as of May 2, 2020. Commitment fees are based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of May 2, 2020, the Credit Facility provided a revolving line of credit up to $400 million and we had $393.0 million outstanding under the Credit Facility and $5.0 million in letters of credit issued, resulting in $2.0 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization and write-off of debt issuance costs.

Capital Expenditure Plans

We expect to spend approximately $25.0 million to $35.0 million for capital expenditures in fiscal 2020, of which we invested $14.6 million during the three months ended May 2, 2020. Our capital expenditures for the remainder of the year will depend primarily on the number of store projects as well as infrastructure and information technology projects that we undertake and the timing of these expenditures.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

We have included a summary of our contractual obligations as of February 1, 2020 in our 2019 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since February 1, 2020, except for the increased amount borrowed under the Credit Facility.

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

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies disclosed in our 2019 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure related to interest rates and foreign currency exchange rates. There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our 2019 Form 10-K.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Form 10-Q, that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(e), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved, from time to time, in various legal claims and proceedings incidental to our business. Although it is not possible to predict with certainty the ultimate outcome of such claims and proceedings, we believe the amount of any potential liability with respect to current legal proceedings will not be material to our financial condition, results of operations or liquidity. We accrue legal and other direct costs related to loss contingencies when actually incurred. We established reserves we believe to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, we believe that the ultimate outcome of any matter currently pending against us will not materially affect our financial condition, results of operations or liquidity.

Item 1A.     Risk Factors

The following risk factors supplement and update our risk factors as set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as amended.

The COVID-19 outbreak has had, and may continue to have, a material adverse impact on our business, operations, liquidity, financial condition, and results of operations.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets.

Although our e-commerce businesses continues to be available to customers, we temporarily closed all of our stores in the U.S. and Canada, effective as of March 18, 2020, with our fulfillment center and stores to be utilized for the fulfillment of online orders to be shipped to customers or made available for curbside pickup. During this unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory disciplines, liquidity management, and reductions to our expense and capital expenditure plans. Such measures include, but are not limited to, implementing temporary leaves of absence for a significant number of our employees without direct pay and pay reductions for nearly all employees not placed on temporary leave. The impact of the COVID-19 outbreak, including the temporary closure of all of our stores, has had and will continue to have a material adverse effect on our business, liquidity, financial condition, and results of operations. Additionally, a more promotional retail environment or our ability to move existing inventory, may cause us to lower our prices, sell existing inventory at larger discounts than in the past, or write-down the value of inventory, and increase the costs and expenses of updating and replacing inventory, and we may continue to see pressure on our sales and our margins.

The COVID-19 pandemic remains a rapidly evolving situation. The continuation of the outbreak or a new surge in cases may further prolong store closures, require additional adjustments to store operations, and cause changes in customer behaviors, including a potential reduction in consumer spending. We are unable to accurately predict the severity of impact that COVID-19 will have on our operations going forward due to uncertainties that will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 outbreak and the impact of governmental regulations that might be imposed in response to COVID-19, which could, among other things, require that we close our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our e-commerce business, regarding the length of time that COVID-19 disruptions will continue. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, have resulted in temporary store closures, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our sales and operations. In addition, we expect to be impacted by the deterioration in the economic conditions in North America, which potentially could have an impact on discretionary consumer spending. To the extent that our target customer demographic is disproportionately impacted by unemployment or otherwise as a result of the COVID-19 outbreak, our business may be further adversely affected. To the extent the COVID-19 outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the "Risk Factors" section of our 2019 Form 10-K, including risks relating to change in consumer preferences, our ability to generate sufficient cash flows, our ability to comply with the covenants contained in the agreements that govern our indebtedness, availability of adequate capital and disruptions to our supply chain and in the manufacture, shipment, and sale of our products.

COVID-19 may impact our international operations, including, but not limited to, our foreign sources of merchandise.

We have international operations in China, Canada, and Brazil. Our international operations may be adversely affected by the COVID-19 outbreak. For example, all of the products we manufacture in the Brand Portfolio segment come from third-party facilities outside of the U.S., with 83% sourced from China during fiscal 2019, whereas our U.S. Retail and Canada Retail merchandise is purchased from both domestic and foreign vendors. Many of our domestic vendors import a large portion of their merchandise from abroad, with the majority manufactured in China. The COVID-19 outbreak has led to work and travel restrictions within, to, and out of mainland China, which in turn may affect our and our vendors’ manufacturers. The COVID-19 outbreak also may make it difficult for our suppliers and our vendors’ suppliers to source raw materials from, manufacture goods in, and export products from China and other countries. If the severity and reach of the COVID-19 outbreak continues or worsens, there may be significant and material disruptions to our supply chain and operations, which could have a material adverse effect on our financial position, results of operations, and cash flows.

The success of our business is dependent on the strength of our relationships with our retailer customers, and reductions in or loss of sales to such customers as a result of the COVID-19 outbreak could have a material adverse effect on our business and financial performance.

Our major retailer customers have experienced and may continue to experience a significant downturn in their businesses as a result of the COVID-19 outbreak and, in turn, these customers have and may continue to reduce their purchases from us, which has had and may continue to have a material adverse effect on the Brand Portfolio segment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Effective April 30, 2020, our Credit Facility prohibits us from paying dividends. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
10.1
Third Amendment to Credit Agreement, dated as of March 16, 2020, by and among Designer Brands Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent. Incorporated by reference to Exhibit 10.4.3 to Form 10-K (file no. 001-32545) filed May 1, 2020.

10.2
Fourth Amendment to Credit Agreement, dated as of April 30, 2020, by and among Designer Brands Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent. Incorporated by reference to Exhibit 10.4.4 to Form 10-K (file no. 001-32545) filed May 1, 2020.

10.3
Pledge and Security Agreement, dated April 30, 2020, by and among each of the Grantors referred to therein, in favor of PNC Bank, National Association, in its capacity as administrative and collateral agent for the Secured Parties referred to therein. Incorporated by reference to Exhibit 10.4.5 to Form 10-K (file no. 001-32545) filed May 1, 2020.

10.4
Standard Executive Severance Agreement, dated April 9, 2020, between Mary Turner and Designer Brands Inc. Incorporated by reference to Exhibit 10.21 to Form 10-K (file no. 001-32545) filed May 1, 2020.

10.5*	Seventh Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between Designer Brands Inc. and Stein Mart, Inc. Entered into on May 13, 2020.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1**	Section 1350 Certification - Principal Executive Officer.
32.2**	Section 1350 Certification - Principal Financial Officer.
101*
The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	June 19, 2020	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)