Form 10-Q
period 2020-08-01
Designer Brands Inc.
filed 2020-09-04
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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

Number of shares outstanding of each of the registrant's classes of common stock, as of September 1, 2020: 64,591,131 Class A common shares and 7,732,786 Class B common shares.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") may constitute forward-looking statements and are made pursuant to the safe harbor provisions fo the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our acquisitions. You can identify these forward-looking statements by the use of forward-looking words such as "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the "2019 Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on May 1, 2020 and amended on May 7, 2020, and Part II, Item 1A. Risk Factors in our Form 10-Q for the fiscal quarter ended May 2, 2020, filed with the SEC on June 19, 2020, and herein, and otherwise in our reports and filings with the SEC, there are a number of important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements including, but not limited to, the following:
•risks and uncertainty related to the continued outbreak of the coronavirus ("COVID-19"), any future COVID-19 resurgence, and any other adverse public health developments;
•our ability to protect the health and safety of our employees and our customers, which may be affected by current or future government regulations related to stay-at-home orders and orders related to the operation of non-essential businesses;
•risks related to our holdings of cash and investments and access to liquidity and the financial markets on terms that are favorable to us, if at all;
•risks related to our international operations, including international trade, our reliance on foreign sources for merchandise, exposure to foreign tax contingencies, and fluctuations in foreign currency exchange rates;
•maintaining strong relationships with our vendors, manufacturers, licensors, and retailer customers;
•our ability to successfully integrate acquired businesses or realize the anticipated benefits of the acquisitions after we complete our integration efforts;
•risks related to the loss or disruption, whether as a result of COVID-19 or otherwise, of any of our distribution or fulfillment centers;
•our reliance on our loyalty programs and marketing to drive traffic, sales and customer loyalty;
•our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;
•failure to retain our key executives or attract qualified new personnel;
•risks related to the loss or disruption of our information systems and data and our ability to prevent or mitigate breaches of our information security and the compromise of sensitive and confidential data;
•risks associated with remote working arrangements;
•our ability to comply with privacy laws and regulations, as well as other legal obligations;
•the effect of Stein Mart Inc. ("Stein Mart") filing for relief under Chapter 11 of the United States Bankruptcy Code;
•our success in growing our store base and digital demand;
•our ability to protect our reputation and to maintain the brands we license;
•our ability to execute our strategies;
•seasonality of our business and fluctuation of our comparable sales and quarterly financial performance;
•uncertain general economic, political and social conditions and the related impacts to consumer discretionary spending;
•our competitiveness with respect to style, price, brand availability and customer service;
•the imposition of increased or new tariffs on our products;
•risks related to our qualification under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") for payroll tax credits and deferral of payroll taxes in the U.S., as well as other similar regulations in Canada; and

•uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance or achievements may vary materially from what we have projected. Furthermore, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can management assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands Inc.," or the "Company" in this Form 10-Q mean Designer Brands Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended		Six months ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$489,714	$855,952	$972,497	$1,729,241
Cost of sales	(452,672)	(594,779)	(961,915)	(1,208,735)
Operating expenses	(168,424)	(222,370)	(355,645)	(439,950)
Income from equity investment	2,153	2,464	4,423	4,692
Impairment charges	(6,735)	—	(119,282)	—
Operating profit (loss)	(135,964)	41,267	(459,922)	85,248
Interest expense, net	(3,788)	(1,972)	(5,946)	(3,773)
Non-operating income (expenses), net	743	199	656	(143)
Income (loss) before income taxes	(139,009)	39,494	(465,212)	81,332
Income tax benefit (provision)	40,795	(12,087)	151,140	(22,731)
Net income (loss)	$(98,214)	$27,407	$(314,072)	$58,601
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(1.36)	$0.37	$(4.36)	$0.78
Diluted earnings (loss) per share	$(1.36)	$0.37	$(4.36)	$0.77
Weighted average shares used in per share calculations:
Basic shares	72,142	73,529	72,028	75,267
Diluted shares	72,142	74,316	72,028	76,281

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended		Six months ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income (loss)	$(98,214)	$27,407	$(314,072)	$58,601
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	1,290	461	(2,251)	(253)
Unrealized net gain on debt securities	—	196	195	438
Reclassification adjustment for net losses (gains) realized in net income (loss)	—	23	(368)	(65)
Total other comprehensive income (loss), net of income taxes	1,290	680	(2,424)	120
Total comprehensive income (loss)	$(96,924)	$28,087	$(316,496)	$58,721

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	August 1, 2020	February 1, 2020	August 3, 2019
ASSETS
Cash and cash equivalents	$206,720	$86,564	$51,762
Investments	—	24,974	25,504
Accounts receivable, net	49,240	89,151	85,162
Inventories	445,044	632,587	706,168
Prepaid expenses and other current assets	69,456	67,534	55,561
Total current assets	770,460	900,810	924,157
Property and equipment, net	332,730	395,009	402,779
Operating lease assets	797,413	918,801	975,963
Goodwill	93,655	113,644	116,280
Intangible assets	15,663	22,846	21,112
Deferred tax assets	182,866	31,863	29,515
Equity investment	56,690	57,760	55,033
Other assets	23,780	24,337	32,407
Total assets	$2,273,257	$2,465,070	$2,557,246
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$224,693	$299,072	$289,457
Accrued expenses	202,831	194,264	173,437
Current operating lease liabilities	241,694	186,695	185,969
Total current liabilities	669,218	680,031	648,863
Debt	393,000	190,000	235,000
Non-current operating lease liabilities	778,826	846,584	905,546
Other non-current liabilities	25,586	27,541	38,590
Total liabilities	1,866,630	1,744,156	1,827,999
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	980,749	971,380	963,312
Treasury shares, at cost	(515,065)	(515,065)	(498,436)
Retained earnings (deficit)	(54,138)	267,094	266,957
Accumulated other comprehensive loss	(4,919)	(2,495)	(2,586)
Total shareholders' equity	406,627	720,914	729,247
Total liabilities and shareholders' equity	$2,273,257	$2,465,070	$2,557,246

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited and in thousands, except per share data)

	Number of shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings (deficit)	Accumulated other comprehensive loss	Total
Three months ended August 1, 2020
Balance, May 2, 2020	64,302	7,733	22,169	$975,304	$(515,065)	$44,076	$(6,209)	$498,106
Net loss	—	—	—	—	—	(98,214)	—	(98,214)
Stock-based compensation activity	276	—	—	5,445	—	—	—	5,445
Other comprehensive income	—	—	—	—	—	—	1,290	1,290
Balance, August 1, 2020	64,578	7,733	22,169	$980,749	$(515,065)	$(54,138)	$(4,919)	$406,627
Three months ended August 3, 2019
Balance, May 4, 2019	67,434	7,733	18,501	$957,100	$(448,436)	$257,453	$(3,266)	$762,851
Net income	—	—	—	—	—	27,407	—	27,407
Stock-based compensation activity	145	—	—	6,212	—	—	—	6,212
Repurchase of Class A common shares	(2,668)	—	2,668	—	(50,000)	—	—	(50,000)
Dividends ($0.25 per share)	—	—	—	—	—	(17,903)	—	(17,903)
Other comprehensive income	—	—	—	—	—	—	680	680
Balance, August 3, 2019	64,911	7,733	21,169	$963,312	$(498,436)	$266,957	$(2,586)	$729,247
Six months ended August 1, 2020
Balance, February 1, 2020	64,033	7,733	22,169	$971,380	$(515,065)	$267,094	$(2,495)	$720,914
Net loss	—	—	—	—	—	(314,072)	—	(314,072)
Stock-based compensation activity	545	—	—	9,369	—	—	—	9,369
Dividends ($0.10 per share)	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive loss	—	—	—	—	—	—	(2,424)	(2,424)
Balance, August 1, 2020	64,578	7,733	22,169	$980,749	$(515,065)	$(54,138)	$(4,919)	$406,627
Six months ended August 3, 2019
Balance, February 2, 2019	70,672	7,733	15,091	$953,801	$(373,436)	$254,718	$(2,706)	$832,377
Cumulative effect of accounting change	—	—	—	—	—	(9,556)	—	(9,556)
Net income	—	—	—	—	—	58,601	—	58,601
Stock-based compensation activity	317	—	—	9,511	—	—	—	9,511
Repurchase of Class A common shares	(6,078)	—	6,078	—	(125,000)	—	—	(125,000)
Dividends ($0.50 per share)	—	—	—	—	—	(36,806)	—	(36,806)
Other comprehensive income	—	—	—	—	—	—	120	120
Balance, August 3, 2019	64,911	7,733	21,169	$963,312	$(498,436)	$266,957	$(2,586)	$729,247

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities:
Net income (loss)	$(314,072)	$58,601
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,075	42,485
Stock-based compensation expense	10,596	9,731
Deferred income taxes	(152,988)	1,043
Income from equity investment	(4,423)	(4,692)
Distributions received from equity investment	5,493	7,784
Impairment charges	119,282	—
Gain on settlement	(8,990)	—
Other	403	1,689
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivable	30,699	(14,800)
Inventories	186,965	(61,748)
Prepaid expenses and other current assets	(847)	(2,972)
Accounts payable	(67,282)	30,683
Accrued expenses	26,693	(24,677)
Operating lease assets and liabilities, net	44,777	(8,935)
Net cash provided by (used in) operating activities	(79,619)	34,192
Cash flows from investing activities:
Cash paid for property and equipment	(22,141)	(40,259)
Purchases of available-for-sale investments	—	(3,014)
Sales of available-for-sale investments	24,755	47,764
Proceeds from settlement	4,166	—
Net cash provided by (used in) investing activities	6,780	4,491
Cash flows from financing activities:
Borrowing on revolving line of credit	251,000	320,700
Payments on revolving line of credit	(48,000)	(245,700)
Cash paid for treasury shares	—	(125,000)
Dividends paid	(7,160)	(36,806)
Other	(2,646)	(397)
Net cash provided by (used in) financing activities	193,194	(87,203)
Effect of exchange rate changes on cash balances	(199)	(286)
Net increase (decrease) in cash, cash equivalents, and restricted cash	120,156	(48,806)
Cash, cash equivalents, and restricted cash, beginning of period	86,564	100,568
Cash and cash equivalents, end of period	$206,720	$51,762
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$165	$21,796
Cash paid for interest on debt	$5,606	$4,052
Cash paid for operating lease liabilities	$62,262	$118,563
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$1,981	$8,648
Operating lease liabilities arising from lease asset additions	$9,408	$9,184
Increase to operating lease assets and lease liabilities for modifications	$23,195	$48,029

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Business Operations- Designer Brands Inc. is a leading North American footwear and accessories designer, producer and retailer. We operate a portfolio of retail concepts in the U.S. and Canada under the DSW Designer Shoe Warehouse ("DSW"), The Shoe Company and Shoe Warehouse banners. Through Camuto LLC, a wholly-owned subsidiary doing business as "Camuto Group," we design and produce footwear and accessories. We also own licensing rights for the Jessica Simpson footwear business and footwear and handbag licenses for Lucky Brand and Max Studio. In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we have a 40% stake in ABG-Camuto, LLC ("ABG-Camuto"), a joint venture that acquired several intellectual property rights, including Vince Camuto, Louise et Cie, Sole Society, CC Corso Como, and others, and focuses on licensing and developing new category extensions to support the global growth of these brands. We have a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto. Our Affiliated Business Group ("ABG") partners with other retailers to help build and optimize their in-store and online footwear businesses by leveraging our sourcing network to produce a merchandise assortment that meets their needs.

We present three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment includes stores operated in the U.S. under the DSW banner and its related e-commerce site. The Canada Retail segment includes stores operated in Canada under The Shoe Company, Shoe Warehouse, DSW banners and related e-commerce sites. The Brand Portfolio segment includes the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels ("First Cost"), and the sale of branded products on direct-to-consumer e-commerce sites. Other operating segments are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at February 1, 2020 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2019 Form 10-K.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year refer to the calendar year in which the fiscal year begins.

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our 2019 Form 10-K.

Impact of COVID-19- In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. On March 18, 2020, to help control the spread of the virus and protect the health and safety of our customers, employees, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. However, as this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, liquidity management, and reductions to our expense and capital expenditure plans.

With the easing of stay-at-home orders and other state-imposed restrictions on non-essential businesses, during the second quarter and into the third quarter of fiscal 2020, we have re-opened the majority of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. In July 2020, we implemented an internal reorganization and reduction of our workforce, resulting in the elimination of over 1,000 associate positions, including approximately 220 vacant positions that will not be filled. The charges recorded as a result of this reorganization are included in our integration and restructuring costs discussed below.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Given the continuation of overall depressed consumer sentiment, customer behavior has been and may continue to be slow to return to pre-COVID-19 patterns and levels, if at all. We have continued to serve our customers through our e-commerce businesses during the period that our stores were closed and beyond, but store closures resulted in a sharp decline in our net sales and cash flows during the first half of fiscal 2020. Although the majority of our stores are now open, we are experiencing, and may continue to experience, significantly reduced customer traffic and net sales. Our retailer customers in the Brand Portfolio Segment are having similar experiences.

As a result of the material reduction in net sales and cash flows during fiscal 2020, we updated our impairment analysis for our U.S. Retail and Canada Retail segments at the store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of the store asset group, primarily made up of operating lease assets, leasehold improvements and fixtures, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group (categorized as Level 3 under the fair value hierarchy). In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During the three months ended August 1, 2020, we recorded an impairment charge of $6.7 million for the U.S. Retail segment. During the six months ended August 1, 2020, we recorded impairment charges of $92.8 million ($73.1 million and $19.7 million for the U.S. Retail and Canada Retail segments, respectively). Also during the six months ended August 1, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible resulting in a full impairment due to the lack of projected cash flows over the remaining useful life (categorized as Level 3 under the fair value hierarchy).

We evaluate goodwill and other indefinite lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores, the decrease in net sales from our retailer customers and the decrease in the Company's market capitalization due to the impact of the COVID-19 outbreak on macroeconomic conditions, we updated our impairment analysis for goodwill and other indefinite-lived intangible assets during the first quarter of fiscal 2020. We calculated the fair value of the reporting units with goodwill primarily based on a discounted cash flow analysis (categorized as Level 3 under the fair value hierarchy). Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during the six months ended August 1, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment. For goodwill within the U.S. Retail segment, which is also the reporting unit, the fair value was in excess of the carrying value.

The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories reflects reductions for merchandise marked down with charges to cost of sales. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. Inventories for the Canada Retail and Brand Portfolio segments are accounted for using weighted average cost method and are stated at the lower of cost or net realizable value. For all inventories, we also monitored excess and obsolete inventories in light of the temporary closure of stores during our peak spring selling season and reduced traffic experienced since re-opening stores. During the six months ended August 1, 2020, we recorded approximately $64.0 million of additional inventory reserves over the same period last year.

On March 27, 2020, the U.S. government enacted the CARES Act, which, among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits, which are treated as government subsidies to offset related operating expenses, as well as the deferral of payroll and other tax payments in the future. Similar credits and deferrals were also available in Canada. During the three and six months ended August 1, 2020, the qualified payroll tax credits reduced our operating expenses by $3.5 million and $7.9 million, respectively, on our condensed consolidated statement of operations. We expect to record additional payroll tax credits from government agencies in the third quarter of fiscal 2020 to offset qualified wages paid to our employees and we intend to defer qualified payroll and other tax payments where permitted.

We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates. Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets. One of the provisions of the CARES Act allows net operating losses generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal statutory tax rate was 35%, as opposed to the current rate of 21%. As of August 1, 2020, we did not significantly adjust the valuation allowance on deferred tax assets based on available evidence. However, we will continue to monitor the realizability of our deferred tax assets, particularly in certain jurisdictions where the outbreak has created significant net operating losses. Our ability to recover these deferred tax assets depends on several factors, including the amount

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of net operating losses we can carry back and our ability to project future taxable income. Total deferred tax assets as of August 1, 2020 were $182.9 million, which are all related to jurisdictions where we expect to incur significant net operating losses in the near term, although the risks of failing to realize these benefits vary across the jurisdictions. Our effective tax rate changed from 27.9% for the six months ended August 3, 2019 to 32.5% for the six months ended August 1, 2020. The increase in the effective tax rate was primarily driven by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35%.

In addition, during the three and six months ended August 1, 2020, we incurred $6.4 million and $8.1 million, respectively, of incremental costs directly related to COVID-19, including termination fees, pre-open cleaning services, signs used to encourage customers in social distancing, plexiglass shields used at store registers, and supplies of thermometers, masks, gloves, cleaning agents, and other items. We expect to record additional similar costs during the remainder of fiscal 2020 as we strive to protect our associates and serve our customers in the safest way possible and in compliance with applicable government mandates.

The COVID-19 pandemic remains challenging. The continuation of the outbreak or a new surge in cases may cause new and prolonged periods of store closures, further adjustments to store operations, and changes in customer behaviors and preferences, which may necessitate further shifts in our business model, and potential reductions in consumer spending. As such, the ultimate impacts of the COVID-19 outbreak to our businesses remain highly uncertain and we may have additional write-downs of inventories, accounts receivables, long-lived assets, intangibles, and goodwill and an inability to realize deferred tax assets.

Integration and Restructuring Costs- During the three months ended August 1, 2020 and August 3, 2019, we incurred integration and restructuring costs, which consisted primarily of severance of $7.3 million and $2.4 million, respectively, and professional fees and other integration costs of $1.2 million and $7.2 million, respectively. During the six months ended August 1, 2020 and August 3, 2019, we incurred integration and restructuring costs, which consisted primarily of severance of $9.0 million and $3.6 million, respectively, and professional fees and other integration costs of $1.2 million and $8.5 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of August 1, 2020 and August 3, 2019, we had accrued severance of $8.4 million and $4.6 million, respectively, included in accrued expenses on the condensed consolidated balance sheets.

Lease Modifications- In response to the COVID-19 outbreak, we negotiated deferrals of lease payments to be repaid over various time periods, with no substantive changes to the total consideration. For these deferrals, we have elected to treat the changes as modifications to our leases, which resulted in remeasuring the related lease assets and liabilities and including non-lease components per our policy.

Gain on Settlement- During the three months ended August 1, 2020, we recognized a gain of $9.0 million, recorded to operating expenses in the condensed consolidated statements of operations, due to a settlement with a vendor for costs incurred on internal-use software that was capitalized and impaired in a previous fiscal year. During the three months ended August 1, 2020, we collected $4.2 million, net of legal costs incurred, and recorded a $4.8 million receivable included in accounts receivable on the condensed consolidated balance sheets, which has been subsequently received.

Principles of Consolidation- The condensed consolidated financial statements include the accounts of Designer Brands and its subsidiaries, including variable interest entities. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in U.S. dollars ("USD"), unless otherwise noted.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net sales and expenses during the reporting period. Certain estimates and assumptions use forecasted financial information using information reasonably available to us, along with the estimated, but uncertain, future impacts of the COVID-19 outbreak. Significant estimates and assumptions are required as a part of accounting for sales returns allowances, customer allowances and discounts, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, legal reserves, foreign tax contingent liabilities, income taxes, and self-insurance reserves. Although we believe these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions it may undertake in the future, and changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Fair Value- Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels related to the subjectivity associated with the inputs to fair value measurements as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Quoted prices for similar assets or liabilities in active markets or inputs that are observable.
•Level 3 - Unobservable inputs in which little or no market activity exists.

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

Prior Period Reclassifications- Certain prior period reclassifications were made to conform to the current period presentation, consistent with the changes made during the fourth quarter of fiscal 2019. Commission income previously presented in commission, franchise and other revenue was reclassified to net sales. Other revenue, which primarily included operating sublease income, also previously presented in commission, franchise and other revenue, was reclassified to operating expenses. In addition, we reclassified a previously presented basis difference related to acquisition of commonly controlled entity to common shares paid in-capital within shareholders' equity for all periods presented. The basis difference related to the acquisition of a commonly controlled entity related to a legal entity acquisition in fiscal 2012 from certain Schottenstein Affiliates (as defined below), which legal entity owned property that was previously leased by us. As this was a transaction between entities under common control, the difference between the historical cost carrying amounts and the consideration transferred is reflected as an equity transaction within common shares paid in-capital.

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

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. REVENUE

Disaggregation of Net Sales- The following table presents net sales disaggregated by product and service category for each segment:

	Three months ended		Six months ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales:
U.S. Retail segment:
Women's footwear	$253,539	$458,390	$513,102	$940,511
Men's footwear	85,012	140,895	155,367	269,884
Kids' footwear	32,232	34,824	61,415	72,028
Accessories and other	23,194	43,811	41,166	87,337
	393,977	677,920	771,050	1,369,760
Canada Retail segment:
Women's footwear	25,329	35,533	41,301	64,159
Men's footwear	13,970	16,432	20,773	29,440
Kids' footwear	8,231	8,556	13,787	16,383
Accessories and other	2,052	2,785	3,050	5,140
	49,582	63,306	78,911	115,122
Brand Portfolio segment:
Wholesale	15,563	88,577	82,867	180,331
Commission income	5,018	7,525	10,141	11,204
Direct-to-consumer	9,877	6,845	19,563	15,958
	30,458	102,947	112,571	207,493
Other	22,266	29,480	35,889	65,087
Total segment net sales	496,283	873,653	998,421	1,757,462
Elimination of intersegment sales	(6,569)	(17,701)	(25,924)	(28,221)
Total net sales	$489,714	$855,952	$972,497	$1,729,241

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended		Six months ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Gift cards:
Beginning of period	$30,908	$30,066	$35,461	$34,998
Gift cards redeemed and breakage recognized to net sales	(11,343)	(21,843)	(24,868)	(44,098)
Gift cards issued	10,354	20,054	19,326	37,377
End of period	$29,919	$28,277	$29,919	$28,277
Loyalty programs:
Beginning of period	$14,568	$16,153	$16,138	$16,151
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(4,277)	(9,507)	(10,886)	(18,828)
Deferred revenue for loyalty points issued	4,506	9,388	9,545	18,711
End of period	$14,797	$16,034	$14,797	$16,034

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of August 1, 2020, the Schottenstein Affiliates consisted of entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family. As of August 1, 2020, the Schottenstein Affiliates beneficially owned approximately 16% of the Company's outstanding common shares, representing approximately 52% of the combined voting power, consisting of, in the aggregate, 3.7 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease our fulfillment center and certain store locations owned by the Schottenstein Affiliates. See Note 13, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During the three months ended August 1, 2020 and August 3, 2019, we had other purchases and services we incurred from the Schottenstein Affiliates of $1.2 million and $1.5 million, respectively. During the six months ended August 1, 2020 and August 3, 2019, we had other purchases and services we incurred from the Schottenstein Affiliates of $2.5 million and $3.4 million, respectively.

Due to Related Parties- As of August 1, 2020, February 1, 2020 and August 3, 2019, we had amounts due to the Schottenstein Affiliates of $0.4 million, $0.9 million and $0.5 million, respectively, included in accounts payable on the condensed consolidated balance sheets.

ABG-Camuto

We have a 40% interest in our equity investment in ABG-Camuto. We entered into a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto. During the three months ended August 1, 2020 and August 3, 2019, we recorded $4.6 million and $3.6 million of royalty expense payable to ABG-Camuto, respectively. During the six months ended August 1, 2020 and August 3, 2019, we recorded $9.0 million and $9.3 million of royalty expense payable to ABG-Camuto, respectively. As of August 1, 2020 and February 1, 2020, we had $0.1 million and $0.3 million payable to ABG-Camuto, respectively, included in accrued expenses on the condensed consolidated balance sheets.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share:

	Three months ended		Six months ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Weighted average basic shares outstanding	72,142	73,529	72,028	75,267
Dilutive effect of stock-based compensation awards	—	787	—	1,014
Weighted average diluted shares outstanding	72,142	74,316	72,028	76,281

For the three months ended August 1, 2020 and August 3, 2019, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 5.9 million and 4.6 million, respectively. For the six months ended August 1, 2020 and August 3, 2019, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 5.5 million and 2.9 million, respectively.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Six months ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Stock options	$407	$563	$870	$1,386
Restricted and director stock units	5,272	4,798	9,726	8,345
	$5,679	$5,361	$10,596	$9,731

The following table summarizes the stock-based compensation award activity for the six months ended August 1, 2020:

	Number of shares
(in thousands)	Stock Options	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	3,761	1,687	768
Granted	—	3,423	11
Exercised / vested	—	(259)	(204)
Forfeited / expired	(165)	(392)	—
Outstanding - end of period	3,596	4,459	575

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

The following table provides additional information for our common shares:

	August 1, 2020		February 1, 2020		August 3, 2019
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	86,747	7,733	86,202	7,733	86,080	7,733
Outstanding shares	64,578	7,733	64,033	7,733	64,911	7,733
Treasury shares	22,169	—	22,169	—	21,169	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

Share Repurchases- During the six months ended August 1, 2020, we did not repurchase any Class A common shares. During the six months ended August 3, 2019, we repurchased 6.1 million Class A common shares at a cost of $125.0 million.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Three months ended
	August 1, 2020			August 3, 2019
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(6,209)	$—	$(6,209)	$(3,042)	$(224)	$(3,266)
Other comprehensive income before reclassifications	1,290	—	1,290	461	196	657
Amounts reclassified to non-operating expenses, net	—	—	—	—	23	23
Other comprehensive income	1,290	—	1,290	461	219	680
Accumulated other comprehensive loss - end of period	$(4,919)	$—	$(4,919)	$(2,581)	$(5)	$(2,586)

	Six months ended
	August 1, 2020			August 3, 2019
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive gain (loss) - beginning of period	$(2,668)	$173	$(2,495)	$(2,328)	$(378)	$(2,706)
Other comprehensive income (loss) before reclassifications	(2,251)	195	(2,056)	(253)	438	185
Amounts reclassified to non-operating expenses, net	—	(368)	(368)	—	(65)	(65)
Other comprehensive income (loss)	(2,251)	(173)	(2,424)	(253)	373	120
Accumulated other comprehensive loss - end of period	$(4,919)	$—	$(4,919)	$(2,581)	$(5)	$(2,586)

7. ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

(in thousands)	August 1, 2020	February 1, 2020	August 3, 2019
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$20,268	$54,209	$61,494
Serviced by third-party provider without guaranteed payment	739	365	495
Serviced in-house	6,248	7,630	10,145
Other receivables	23,973	28,166	14,460
Accounts receivable	51,228	90,370	86,594
Allowance for doubtful accounts	(1,988)	(1,219)	(1,432)
Accounts receivable, net	$49,240	$89,151	$85,162

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	August 1, 2020	February 1, 2020	August 3, 2019
Carrying value of investments	$—	$24,831	$25,510
Unrealized gains included in accumulated other comprehensive loss	—	143	18
Unrealized losses included in accumulated other comprehensive loss	—	—	(24)
Fair value	$—	$24,974	$25,504

9. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(in thousands)	August 1, 2020	February 1, 2020	August 3, 2019
Land	$1,110	$1,110	$1,110
Buildings	12,485	12,485	13,445
Building and leasehold improvements	446,870	449,958	440,425
Furniture, fixtures and equipment	481,962	482,573	489,805
Software	188,871	189,291	183,226
Construction in progress	13,798	32,645	41,454
Total property and equipment	1,145,096	1,168,062	1,169,465
Accumulated depreciation and amortization	(812,366)	(773,053)	(766,686)
Property and equipment, net	$332,730	$395,009	$402,779

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	Six months ended
	August 1, 2020			August 3, 2019
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$25,899	$—	$25,899
Canada Retail	41,610	(41,610)	—	42,048	(42,048)	—
Brand Portfolio	19,989	—	19,989	63,614	—	63,614
	155,254	(41,610)	113,644	131,561	(42,048)	89,513
Activity by segment:
Canada Retail -
Currency translation adjustment	(534)	534	—	(416)	416	—
Brand Portfolio:
Impairment charges	—	(19,989)	(19,989)	—	—	—
Purchase price and allocation adjustments	—	—	—	26,767	—	26,767
	(534)	(19,455)	(19,989)	26,351	416	26,767
End of period by segment:
U.S. Retail	93,655	—	93,655	25,899	—	25,899
Canada Retail	41,076	(41,076)	—	41,632	(41,632)	—
Brand Portfolio	19,989	(19,989)	—	90,381	—	90,381
	$154,720	$(61,065)	$93,655	$157,912	$(41,632)	$116,280

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
August 1, 2020
Definite-lived customer relationships	$2,843	$(2,507)	$336
Indefinite-lived trademarks and tradenames	15,327	—	15,327
	$18,170	$(2,507)	$15,663
February 1, 2020
Definite-lived customer relationships	$9,360	$(2,044)	$7,316
Indefinite-lived trademarks and tradenames	15,530	—	15,530
	$24,890	$(2,044)	$22,846
August 3, 2019
Definite-lived customer relationships	$6,661	$(1,064)	$5,597
Indefinite-lived trademarks and tradenames	15,515	—	15,515
	$22,176	$(1,064)	$21,112

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	August 1, 2020	February 1, 2020	August 3, 2019
Gift cards and merchandise credits	$29,919	$35,461	$28,277
Accrued compensation and related expenses	29,422	26,768	38,532
Accrued taxes	22,624	19,399	18,330
Loyalty programs deferred revenue	14,797	16,138	16,034
Sales returns	20,713	21,408	19,332
Customer allowances and discounts	8,644	11,528	9,306
Other	76,712	63,562	43,626
	$202,831	$194,264	$173,437

12. DEBT

During the six months ended August 1, 2020, our Credit Facility provided a revolving line of credit with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. On April 30, 2020, the Credit Facility was amended, which resulted in various changes, including:
•Provided for a lien on all of the Company's assets;
•Redefined the components for calculating the leverage ratio and fixed charge coverage ratio to adjust for certain temporary impacts due to COVID-19;
•Changed the maximum leverage ratio covenant to 4.00:1 as of August 1, 2020;
•Changed the minimum fixed charge coverage ratio to 1.05:1 as of August 1, 2020; and
•Restricted the Company from paying dividends and making share repurchases.

Loans issued under the revolving line of credit bore interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 3.8% as of August 1, 2020. Interest on letters of credit issued under the Credit Facility was variable based on our leverage ratio and the type of letters of credit, with an interest rate of 2.8% as of August 1, 2020. Commitment fees were based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of August 1, 2020, the Credit Facility provided a revolving line of credit up to $400 million and we had $393.0 million outstanding under the Credit Facility and $5.0 million in letters of credit issued, resulting in $2.0 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization and write-off of debt issuance costs.

13. LEASES

We lease our stores, fulfillment center and other facilities under operating lease arrangements with unrelated parties and related parties owned by the Schottenstein Affiliates. The majority of our real estate leases provide for renewal options, which are typically not included in the lease term used for measuring the lease assets and lease liabilities as it is not reasonably certain we will exercise renewal options. We pay variable amounts for certain lease and non-lease components as well as for contingent rent based on sales for certain leases where the sales are in excess of specified levels and for leases that have certain contingent triggering events that are in effect. We also lease equipment under operating leases.

We receive operating sublease lease income from unrelated third parties for leasing portions or all of certain properties. Operating sublease income and operating expenses for these properties are included in operating expenses in our condensed consolidated statements of operations.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease income and lease expense consisted of the following for the three and six months ended August 1, 2020 and August 3, 2019:

	Three months ended		Six months ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease income	$3,034	$2,236	$6,197	$4,448
Operating lease expense:
Lease expense to unrelated parties	$51,162	$52,707	$104,390	$106,061
Lease expense to related parties	2,270	2,371	4,657	4,713
Variable lease expense to unrelated parties	18,667	12,981	31,653	26,003
Variable lease expense to related parties	302	348	669	650
Total operating lease expense	$72,401	$68,407	$141,369	$137,427

As of August 1, 2020, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
Remainder of fiscal 2020	$133,406	$4,624	$138,030
Fiscal 2021	251,414	8,697	260,111
Fiscal 2022	196,176	7,418	203,594
Fiscal 2023	155,781	4,573	160,354
Fiscal 2024	115,788	4,139	119,927
Future fiscal years thereafter	236,332	11,353	247,685
	1,088,897	40,804	1,129,701
Less discounting impact on operating leases	(104,751)	(4,430)	(109,181)
Total operating lease liabilities	984,146	36,374	1,020,520
Less current operating lease liabilities	(233,834)	(7,860)	(241,694)
Non-current operating lease liabilities	$750,312	$28,514	$778,826

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

Foreign Tax Contingencies- During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest. We had previously developed an estimate of the range of outcomes related to these obligations and recorded the low-end of the range. During the three months ended August 1, 2020, we reduced our contingent liability by $5.5 million for payments made to taxing authorities and by $12.3 million for changes in estimates due to additional information as a result of negotiations with taxing authorities and we reduced the indemnification asset by $15.2 million. As of August 1, 2020, we have a contingent liability of $10.7 million for the remaining estimated obligations, with $5.8 million included in accrued expenses and $4.9 million included in other non-current liabilities on the condensed consolidated balance sheets, and an indemnification asset of $9.6 million, with $5.8 million included in accounts receivable and $3.8 million included in other assets on the condensed consolidated balance sheets, representing the estimated amount as of the acquisition date, which we expect to collect under the terms of the securities purchase agreement with the sellers of Camuto Group (the "Sellers"). We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

Guarantee- As a result of a previous merger, we provided a guarantee for a lease commitment that is scheduled to expire in fiscal 2023 for a location that has been leased to a third party. If the third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of August 1, 2020, the total future minimum lease payment requirements for this guarantee were approximately $11.7 million.

15. SEGMENT REPORTING
The following provides certain financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate/Eliminations	Total
Three months ended August 1, 2020
Net sales:
External customer sales	$393,977	$49,582	$23,889	$22,266	$—	$489,714
Intersegment sales	—	—	6,569	—	(6,569)	—
Total net sales	$393,977	$49,582	$30,458	$22,266	$(6,569)	$489,714
Gross profit (loss)	$40,097	$5,650	$(11,440)	$118	$2,617	$37,042
Income from equity investment	$—	$—	$2,153	$—	$—	$2,153
Three months ended August 3, 2019
Net sales:
External customer sales	$677,920	$63,306	$85,246	$29,480	$—	$855,952
Intersegment sales	—	—	17,701	—	(17,701)	—
Total net sales	$677,920	$63,306	$102,947	$29,480	$(17,701)	$855,952
Gross profit	$208,056	$21,939	$26,786	$6,041	$(1,649)	$261,173
Income from equity investment	$—	$—	$2,464	$—	$—	$2,464
Six months ended August 1, 2020
Net sales:
External customer sales	$771,050	$78,911	$86,647	$35,889	$—	$972,497
Intersegment sales	—	—	25,924	—	(25,924)	—
Total net sales	$771,050	$78,911	$112,571	$35,889	$(25,924)	$972,497
Gross profit (loss)	$7,127	$3,339	$2,464	$(5,310)	$2,962	$10,582
Income from equity investment	$—	$—	$4,423	$—	$—	$4,423
Six months ended August 3, 2019
Net sales:
External customer sales	$1,369,760	$115,122	$179,272	$65,087	$—	$1,729,241
Intersegment sales	—	—	28,221	—	(28,221)	—
Total net sales	$1,369,760	$115,122	$207,493	$65,087	$(28,221)	$1,729,241
Gross profit	$417,947	$37,686	$52,459	$15,352	$(2,938)	$520,506
Income from equity investment	$—	$—	$4,692	$—	$—	$4,692

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16. SUBSEQUENT EVENTS

Termination of Credit Facility- On August 7, 2020, we replaced our Credit Facility with a five year $400.0 million, senior secured asset-based revolving credit facility ("ABL Revolver") and completed a five year, $250.0 million senior secured term loan ("Secured Term Loan"). Upon the closing of the transactions, we made an initial borrowing in the amount of $150.0 million under the ABL Revolver. These proceeds, along with the proceeds from the Secured Term Loan, were used to repay in full the outstanding borrowings under the Credit Facility and we terminated the Credit Facility.

ABL Revolver- Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Secured Term Loan. The ABL Revolver provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowing, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. The amount of credit available is limited to a borrowing base based on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. At the closing of the ABL Revolver, the amount available for borrowing was limited to a borrowing base of $274.3 million with an initial borrowing of $150.0 million and issued letters of credit of $5.0 million resulting in $119.3 million available for additional borrowings.

Borrowings under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month London Interbank Offered Rate ("LIBOR") plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability.

Secured Term Loan- Our Secured Term Loan requires minimum quarterly principal payments with the remaining outstanding balance due in August 2025. The Secured Term Loan has limited prepayment requirements under certain conditions. The Secured Term Loan is collateralized by a first priority lien on substantially all of our personal and real property (subject to certain exceptions), including investment property and intellectual property, and by a second priority lien on certain other personal property, primarily credit card receivables and inventory.

Borrowings under the Secured Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 2.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Secured Term Loan includes a springing covenant imposing a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Secured Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. Both the ABL Revolver and the Secured Term Loan contain customary events of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

Stein Mart- On August 12, 2020, Stein Mart, one of our ABG retail partners, filed for relief under Chapter 11 of the United States Bankruptcy Code and announced its plan to liquidate inventory. The ultimate outcome of the filing and liquidation sale is subject to the oversight and approval of the bankruptcy court. We are monitoring the status of the filing and are taking appropriate actions to maximize the recovery value of the inventory we own at Stein Mart locations. As of August 1, 2020, inventory we owned at Stein Mart locations was $15.2 million at cost and we had a receivable balance due from Stein Marts of $2.1 million. We do not expect to incur material losses as a result of Stein Mart's actions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. On March 18, 2020, to help control the spread of the virus and protect the health and safety of our customers, employees, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. However, as this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, liquidity management, and reductions to our expense and capital expenditure plans.

With the easing of stay-at-home orders and other state-imposed restrictions on non-essential businesses, during the second quarter and into the third quarter of fiscal 2020, we have re-opened the majority of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. In July 2020, we implemented an internal reorganization and reduction of our workforce, resulting in the elimination of over 1,000 associate positions, including approximately 220 vacant positions that will not be filled.

Given the continuation of overall depressed consumer sentiment, customer behavior has been and may continue to be slow to return to pre-COVID-19 patterns and levels, if at all. We have continued to serve our customers through our e-commerce businesses during the period that our stores were closed and beyond, but store closures resulted in a sharp decline in our net sales and cash flows during the first half of fiscal 2020. Although the majority of our stores are now open, we are experiencing, and may continue to experience, significantly reduced customer traffic and net sales. Our retailer customers in the Brand Portfolio Segment are having similar experiences.

Our flexible business model has afforded us the opportunity to quickly adapt to the volatile macro environment and business conditions. We implemented inventory control actions that enabled us to decrease total inventory by 37% at the end of the second quarter of fiscal 2020 compared to the same period last year. We have been more aggressive with our promotional activity to drive sales, and this markdown activity, along with additional inventory reserves, has materially impacted margins. With our customers staying home, there has been a clear shift in consumer behavior and preferences to increased demand for athleisure and casual products and away from dress and seasonal categories. We have modified receipts to match these expectations and see opportunity ahead of us given our under-penetration in this business.

Over the past several years, we have made significant investments in our digital infrastructure and, as a result, we were able to generate strong digital sales during the first half of fiscal 2020, well above digital sales for the same period last year across all segments. Our unique digital experiences, such as Buy Online Pick Up in Store and Curbside Pickup, and our ability to use our stores for fulfillment have served us well while our stores have been closed to the public. Digital innovation has also helped us pilot a self-checkout option through our mobile app for customers shopping in stores. We anticipate that adapting to operating as a digital-focused retailer during this time will have a lasting influence on how we operate moving forward. Continuing to function as a digital-focused retailer, coupled with our strategic pillars of delivering differentiated products, offering differentiated experiences in-store and online, and focusing on new growth opportunities to increase market share, will guide our decisions as we adjust for the future. We remain one of the largest designers, producers and retailers of footwear and accessories in the market and have the advantage of a fully integrated supply chain supported by our acquisition of Camuto Group.

The COVID-19 pandemic remains challenging. The continuation of the outbreak or a new surge in cases may cause new and prolonged periods of store closures, further adjustments to store operations, and changes in customer behaviors and preferences, which may necessitate further shifts in our business model, and potential reductions in consumer spending. As such, the ultimate impacts of the COVID-19 outbreak to our businesses remain highly uncertain and we may have additional write-downs of inventories, accounts receivables, long-lived assets, intangibles, and goodwill and an inability to realize deferred tax assets.

Comparable Sales Performance Metric

We consider comparable sales to be an important indicator of the performance of our retail and direct-to-consumer businesses, and investors may find it useful as such. Comparable sales is a primary metric commonly used throughout the retail industry. We include stores in our comparable sales metric for those stores in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed. Comparable sales includes e-commerce sales. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period in the prior year. Comparable sales for the Brand Portfolio segment includes the direct-to-consumer www.vincecamuto.com e-commerce site. Comparable sales also includes stores temporarily closed as a result of the COVID-19 outbreak as management continues to believe this metric is meaningful to monitor the performance through the temporary closure period and to measure progress as stores re-open. Comparable sales will exclude the sales of Stein Mart beginning in the third quarter of fiscal 2020. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Financial Summary

Net sales decreased to $489.7 million for the three months ended August 1, 2020 from $856.0 million for the three months ended August 3, 2019. The 42.8% decrease in net sales was primarily driven by the COVID-19 outbreak with a 42.7% decrease in comparable sales due to the temporary closure of all stores beginning in March 2020 through much of the second quarter of fiscal 2020 and, since re-opening, we are experiencing significantly reduced customer traffic and net sales relative to the same period last year. In addition, we had lower Brand Portfolio segment sales due to orders canceled by our retailer customers.

During the three months ended August 1, 2020, gross profit as a percentage of net sales was 7.6% as compared to 30.5% for the same period last year. The decrease in gross profit was primarily driven by the impacts of the COVID-19 outbreak on our operations. For the three months ended August 1, 2020, we addressed the temporary closure of stores and, subsequently, the significantly reduced customer traffic upon store re-openings, with aggressive promotional activity. The impact of COVID-19 and the actions we took resulted in higher inventory reserves, increased shipping costs in the current quarter associated with higher digital penetration, and the deleverage of distribution and fulfillment and store occupancy expenses on lower sales volume.

Net loss for the three months ended August 1, 2020 was $98.2 million, or a loss of $1.36 per diluted share, which included net after-tax charges of $6.2 million, or $0.08 per diluted share, primarily related to impairment charges, integration and restructuring expenses and incremental costs related to the COVID-19 outbreak, offset by governmental credits we claimed and a gain from a settlement with a vendor. Net income for the three months ended August 3, 2019 was $27.4 million, or $0.37 earnings per diluted share, which included net after-tax charges of $8.3 million, or $0.11 per diluted share, primarily related to integration and restructuring expenses.

Results of Operations

Comparison of the Three Months Ended August 1, 2020 with the Three Months Ended August 3, 2019

	Three months ended
	August 1, 2020		August 3, 2019		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales(1)	$489,714	100.0%	$855,952	100.0%	$(366,238)	(42.8)%
Cost of sales	(452,672)	(92.4)	(594,779)	(69.5)	142,107	(23.9)%
Gross profit(1)	37,042	7.6	261,173	30.5	(224,131)	(85.8)%
Operating expenses(1)	(168,424)	(34.4)	(222,370)	(26.0)	53,946	(24.3)%
Income from equity investment	2,153	0.4	2,464	0.3	(311)	(12.6)%
Impairment charges	(6,735)	(1.4)	—	—	(6,735)	NM
Operating profit (loss)	(135,964)	(27.8)	41,267	4.8	(177,231)	NM
Interest expense, net	(3,788)	(0.8)	(1,972)	(0.2)	(1,816)	92.1%
Non-operating income, net	743	0.2	199	0.0	544	273.4%
Income (loss) before income taxes	(139,009)	(28.4)	39,494	4.6	(178,503)	NM
Income tax benefit (provision)	40,795	8.3	(12,087)	(1.4)	52,882	NM
Net income (loss)	$(98,214)	(20.1)%	$27,407	3.2%	$(125,621)	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(1.36)		$0.37		$(1.73)	NM
Diluted earnings (loss) per share	$(1.36)		$0.37		$(1.73)	NM
Weighted average shares used in per share calculations:
Basic shares	72,142		73,529		(1,387)	(1.9)%
Diluted shares	72,142		74,316		(2,174)	(2.9)%
NM - Not meaningful
(1) We changed our presentation of net sales and gross profit (loss) for all periods presented to include commission income. Previously reported other revenue, which primarily included operating sublease income, was reclassified to operating expenses.

Net Sales- The following summarizes the changes in consolidated net sales from the same period last year:

(in thousands)	Three months ended August 1, 2020
Consolidated net sales for the same period last year	$855,952
Decrease in comparable sales	(323,468)
Net increase from non-comparable sales and other changes	36,365
Loss of net sales from closed stores	(3,614)
Decrease in wholesale net sales from Brand Portfolio segment	(73,014)
Decrease in commission income from Brand Portfolio segment	(2,507)
Consolidated net sales	$489,714

The following summarizes net sales by segment:

	Three months ended		Change
(dollars in thousands)	August 1, 2020	August 3, 2019	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$393,977	$677,920	$(283,943)	(41.9)%	(44.9)%
Canada Retail	49,582	63,306	(13,724)	(21.7)%	(27.9)%
Brand Portfolio	30,458	102,947	(72,489)	(70.4)%	120.5%
Other	22,266	29,480	(7,214)	(24.5)%	(36.2)%
Total segment net sales	496,283	873,653	(377,370)	(43.2)%	(42.7)%
Elimination of intersegment net sales	(6,569)	(17,701)	11,132	(62.9)%
Consolidated net sales	$489,714	$855,952	$(366,238)	(42.8)%

The decreases in comparable sales for all segments, except Brand Portfolio, and in total consolidated net sales, were driven by the temporary closure of stores during our peak selling season and significantly reduced customer traffic since re-opening. This was partially offset by strong performance in our e-commerce channels, including www.vincecamuto.com, which is included in comparable sales for the Brand Portfolio segment, as a certain amount of customer demand shifted online. Brand Portfolio segment net sales was also negatively impacted by the COVID-19 outbreak as retailer customers temporarily closed stores and canceled orders.

Gross Profit (Loss)- The following summarizes gross profit (loss) by segment:

	Three months ended
	August 1, 2020		August 3, 2019		Change
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit (loss):
U.S. Retail	$40,097	10.2%	$208,056	30.7%	$(167,959)	(80.7)%	(2,050)
Canada Retail	5,650	11.4%	21,939	34.7%	$(16,289)	(74.2)%	(2,330)
Brand Portfolio	(11,440)	(37.6)%	26,786	26.0%	$(38,226)	NM	NM
Other	118	0.5%	6,041	20.5%	$(5,923)	(98.0)%	(2,000)
	34,425		262,822
Elimination of intersegment gross loss (profit)	2,617		(1,649)
Gross profit	$37,042	7.6%	$261,173	30.5%	$(224,131)	(85.8)%	(2,290)

The decrease in gross profit was primarily driven by the impacts of the COVID-19 outbreak on our operations and the temporary closure of stores and significantly reduced customer traffic since re-opening, which we addressed with aggressive promotional activity. The impact of COVID-19 and the actions we took also resulted in higher inventory reserves, increased shipping costs in the current quarter associated with higher digital penetration, and the deleverage of distribution and fulfillment and store occupancy expenses on lower sales volume. The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Inventories for the Canada Retail and Brand Portfolio segments are accounted for using the weighted average cost method and are stated at the lower of cost or net realizable value. For all inventories, we also monitored excess and obsolete inventories in light of the temporary closure of stores during our peak spring selling season and reduced traffic experienced since re-opening stores.

Elimination of intersegment gross profit (loss) consisted of the following:

	Three months ended
(in thousands)	August 1, 2020	August 3, 2019
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(6,569)	$(17,701)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	4,827	14,311
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	4,359	1,741
Gross loss (profit)	$2,617	$(1,649)

Operating Expenses- For the three months ended August 1, 2020, operating expenses decreased by $53.9 million over the same period last year, primarily driven by the implementation of temporary leaves of absence without pay for a significant number of our associates and reducing pay for nearly all associates not placed on temporary leave for most of the second quarter of fiscal 2020. Operating expenses during the three months ended August 1, 2020 were offset by a gain from a settlement with a vendor of $9.0 million and government subsidies in the form of qualified payroll tax credits of $3.5 million.

Impairment Charges- During the three months ended August 1, 2020, we evaluated certain long-lived assets based on our intent to use such assets going forward and, as a result, we recorded impairment charges of $6.7 million.

Comparison of the Six Months Ended August 1, 2020 with the Six Months Ended August 3, 2019

	Six months ended
	August 1, 2020		August 3, 2019		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales(1)	$972,497	100.0%	$1,729,241	100.0%	$(756,744)	(43.8)%
Cost of sales	(961,915)	(98.9)	(1,208,735)	(69.9)	246,820	(20.4)%
Gross profit(1)	10,582	1.1	520,506	30.1	(509,924)	(98.0)%
Operating expenses(1)	(355,645)	(36.6)	(439,950)	(25.4)	84,305	(19.2)%
Income from equity investment	4,423	0.5	4,692	0.3	(269)	(5.7)%
Impairment charges	(119,282)	(12.3)	—	—	(119,282)	NM
Operating profit (loss)	(459,922)	(47.3)	85,248	5.0	(545,170)	NM
Interest expense, net	(5,946)	(0.6)	(3,773)	(0.2)	(2,173)	57.6%
Non-operating income (expenses), net	656	0.1	(143)	(0.0)	799	NM
Income (loss) before income taxes	(465,212)	(47.8)	81,332	4.8	(546,544)	NM
Income tax benefit (provision)	151,140	15.5	(22,731)	(1.3)	173,871	NM
Net income (loss)	$(314,072)	(32.3)%	$58,601	3.5%	$(372,673)	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(4.36)		$0.78		$(5.14)	NM
Diluted earnings (loss) per share	$(4.36)		$0.77		$(5.13)	NM
Weighted average shares used in per share calculations:
Basic shares	72,028		75,267		(3,239)	(4.3)%
Diluted shares	72,028		76,281		(4,253)	(5.6)%
NM - Not meaningful
(1) We changed our presentation of net sales and gross profit (loss) for all periods presented to include commission income. Previously reported other revenue, which primarily included operating sublease income, was reclassified to operating expenses.

Net Sales- The following summarizes the changes in consolidated net sales from the same period last year:

(in thousands)	Six months ended August 1, 2020
Consolidated net sales for the same period last year	$1,729,241
Decrease in comparable sales	(652,260)
Net increase from non-comparable sales and other changes	2,056
Loss of net sales from closed stores	(8,013)
Decrease in wholesale net sales from Brand Portfolio segment	(97,464)
Decrease in commission income from Brand Portfolio segment	(1,063)
Consolidated net sales	$972,497
The following summarizes net sales by segment:

	Six months ended		Change
(dollars in thousands)	August 1, 2020	August 3, 2019	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$771,050	$1,369,760	$(598,710)	(43.7)%	(43.7)%
Canada Retail	78,911	115,122	(36,211)	(31.5)%	(29.9)%
Brand Portfolio	112,571	207,493	(94,922)	(45.7)%	106.5%
Other	35,889	65,087	(29,198)	(44.9)%	(50.4)%
Total segment net sales	998,421	1,757,462	(759,041)	(43.2)%	(42.5)%
Elimination of intersegment net sales	(25,924)	(28,221)	2,297	(8.1)%
Consolidated net sales	$972,497	$1,729,241	$(756,744)	(43.8)%

The decreases in comparable sales for all segments, except Brand Portfolio, and in total consolidated net sales, were driven by the temporary closure of stores during our peak selling season in response to the COVID-19 outbreak and significantly reduced customer traffic since re-opening. This was partially offset by strong performance in our e-commerce channels, including www.vincecamuto.com, which is included in comparable sales for the Brand Portfolio segment, as a certain amount of customer demand shifted online. Brand Portfolio segment net sales was also negatively impacted by the COVID-19 outbreak as retailer customers temporarily closed stores and canceled orders.

Gross Profit (Loss)- The following summarizes gross profit (loss) by segment:

	Six months ended
	August 1, 2020		August 3, 2019		Change
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit (loss):
U.S. Retail	$7,127	0.9%	$417,947	30.5%	$(410,820)	(98.3)%	(2,960)
Canada Retail	3,339	4.2%	37,686	32.7%	$(34,347)	(91.1)%	(2,850)
Brand Portfolio	2,464	2.2%	52,459	25.3%	$(49,995)	(95.3)%	(2,310)
Other	(5,310)	(14.8)%	15,352	23.6%	$(20,662)	NM	NM
	7,620		523,444
Elimination of intersegment gross loss (profit)	2,962		(2,938)
Gross profit	$10,582	1.1%	$520,506	30.1%	$(509,924)	(98.0)%	(2,900)

The decrease in gross profit was primarily driven by the impacts of the COVID-19 outbreak on our operations and the temporary closure of stores and significantly reduced customer traffic since re-opening, which we addressed with aggressive promotional activity. The impact of COVID-19 and the actions we took also resulted in higher inventory reserves, increased shipping costs in the current quarter associated with higher digital penetration, and the deleverage of distribution and fulfillment and store occupancy expenses on lower sales volume. The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Inventories for the Canada Retail and Brand Portfolio segments are accounted for using the weighted average cost method and are stated at the lower of cost or net realizable value. For all inventories, we also monitored excess and obsolete inventories in light of the temporary closure of stores during our peak spring selling season and reduced traffic experienced since re-opening stores. For the six months ended August 1, 2020, we recorded $64.0 million of additional reserves over the same period last year.

Elimination of intersegment gross profit (loss) consisted of the following:

	Six months ended
(in thousands)	August 1, 2020	August 3, 2019
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(25,924)	$(28,221)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	16,961	21,918
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	11,925	3,365
Gross loss (profit)	$2,962	$(2,938)

Operating Expenses- For the six months ended August 1, 2020, operating expenses decreased by $84.3 million over the same period last year, primarily driven by the implementation of temporary leaves of absence without pay for a significant number of our employees and reducing pay for nearly all employees not placed on temporary leave in response to the COVID-19 outbreak for most of the first half of fiscal 2020. Operating expenses during the six months ended August 1, 2020 were offset by a gain from a settlement with a vendor of $9.0 million and government subsidies in the form of qualified payroll tax credits of $7.9 million.

Impairment Charges- As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores, we updated our impairment analysis at the store-level. In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During the six months ended August 1, 2020, we recorded impairment charges of $92.8 million. Also, during the six months ended August 1, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible resulting in a full impairment due to the lack of projected cash flows over the remaining useful life.

Also as a result of the material reduction in net sales and cash flows and the decrease in the Company's market capitalization due to the impact of the COVID-19 outbreak on macroeconomic conditions, we updated our impairment analysis for goodwill and other indefinite-lived intangible assets. Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during the six months ended August 1, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

Income Taxes- Our effective tax rate changed from 27.9% for the six months ended August 3, 2019 to 32.5% for the six months ended August 1, 2020. The increase in the effective tax rate was primarily driven by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35% pursuant to the CARES Act.

Seasonality

Our business has historically been subject to seasonal merchandise trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter and new fall styles are primarily introduced in the third quarter. The COVID-19 outbreak negatively impacted our spring peak selling season and we expect that the trends that we have experienced historically may change for the remainder of fiscal 2020. With our customers staying home, there has been a clear shift in consumer behavior and preferences to increased demand for athleisure and casual products and away from dress and seasonal categories, which may result in changes in seasonal cadence.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, capital expenditures for new stores, improving our information technology systems and infrastructure growth. Our working capital and inventory levels fluctuate seasonally. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy and withstand unanticipated business volatility, including the impact of the outbreak of COVID-19. We believe that cash generated from our operations, together with our current levels of cash, as well as the use of our ABL Revolver, are sufficient to maintain our ongoing operations, support working capital requirements, and fund capital expenditures over the next 12 months.

Operating Cash Flows

For the six months ended August 1, 2020, net cash used in operations was $79.6 million compared to net cash provided by operations of $34.2 million for the six months ended August 3, 2019. The change was driven by the net loss incurred during fiscal 2020 as a result of the COVID-19 outbreak, after adjusting for non-cash activity including impairment charges and the change in deferred income taxes. This was partially offset by measures we implemented to manage our working capital to preserve liquidity, including delaying vendor and landlord payments while we renegotiate terms, reducing inventory orders, and significantly cutting costs.

Investing Cash Flows

For the six months ended August 1, 2020, our net cash provided by investing activities was $6.8 million, which was due to the liquidation of our available-for sale-securities, the proceeds from a settlement from a vendor, and reductions of capital expenditures to $22.1 million in order to preserve liquidity. During the six months ended August 3, 2019, our net cash provided by investing activities was $4.5 million, which was due to proceeds from the sale of available-for-sale securities exceeding capital expenditures of $40.3 million.

Financing Cash Flows

For the six months ended August 1, 2020, our net cash provided by financing activities was $193.2 million compared to net cash used in financing activities of $87.2 million for the six months ended August 3, 2019. During the six months ended August 1, 2020, we had net borrowings of $203.0 million from the Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. We also significantly reduced the amount of dividends paid. As previously disclosed, we reduced the dividends paid during the first quarter of fiscal 2020 and did not pay any dividends during the second quarter of fiscal 2020. During the six months ended August 3, 2019, net cash used in financing activities was primarily related to the payment of dividends and the repurchase of Class A common shares partially financed using our revolving line of credit.

Debt

Credit Facility- During the six months ended August 1, 2020, our Credit Facility provided a revolving line of credit with sub-limits for the issuance of up to $50 million in letters of credit, swing loan advances of up to $15 million, and the issuance of up to $75 million in foreign currency revolving loans and letters of credit. On April 30, 2020, the Credit Facility was amended, which resulted in various changes, including:
•Provided for a lien on all of the Company's assets;
•Redefined the components for calculating the leverage ratio and fixed charge coverage ratio to adjust for certain temporary impacts due to COVID-19;
•Changed the maximum leverage ratio covenant to 4.00:1 as of August 1, 2020;
•Changed the minimum fixed charge coverage ratio to 1.05:1 as of August 1, 2020; and
•Restricted the Company from paying dividends and making share repurchases.

Loans issued under the revolving line of credit bore interest, at our option, at a base rate or an alternate base rate as defined in the Credit Facility plus a margin based on our leverage ratio, with an interest rate of 3.8% as of August 1, 2020. Interest on letters of credit issued under the Credit Facility was variable based on our leverage ratio and the type of letters of credit, with an interest rate of 2.8% as of August 1, 2020. Commitment fees were based on the average unused portion of the Credit Facility at a variable rate based on our leverage ratio. As of August 1, 2020, the Credit Facility provided a revolving line of credit up to

$400 million and we had $393.0 million outstanding under the Credit Facility and $5.0 million in letters of credit issued, resulting in $2.0 million available for borrowings. Interest expense related to the Credit Facility includes interest on borrowings and letters of credit, commitment fees and the amortization and write-off of debt issuance costs.

Termination of Credit Facility- On August 7, 2020, we replaced our Credit Facility with a five-year $400.0 million, ABL Revolver and completed a five-year, $250.0 million Secured Term Loan. Upon the closing of the transactions, we made an initial borrowing in the amount of $150.0 million under the ABL Revolver. These proceeds, along with the proceeds from the Secured Term Loan, were used to repay in full the outstanding borrowings under the Credit Facility and we terminated the Credit Facility.

ABL Revolver- Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Secured Term Loan. The ABL Revolver provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowing, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. The amount of credit available is limited to a borrowing base based on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. At the closing of the ABL Revolver, the amount available for borrowing was limited to a borrowing base of $274.3 million with an initial borrowing of $150.0 million and issued letters of credit of $5.0 million resulting in $119.3 million available for additional borrowings.

Borrowings under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month LIBOR plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability.

Secured Term Loan- Our Secured Term Loan requires minimum quarterly principal payments with the remaining outstanding balance due in August 2025. The Secured Term Loan has limited prepayment requirements under certain conditions. The Secured Term Loan is collateralized by a first priority lien on substantially all of our personal and real property (subject to certain exceptions), including investment property and intellectual property, and by a second priority lien on certain other personal property, primarily credit card receivables and inventory.

Borrowings under the Secured Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 2.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10% of the maximum credit amount. The Secured Term Loan includes a springing covenant imposing a minimum EBITDA covenant which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Secured Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. Both the ABL Revolver and the Secured Term Loan contain customary events of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

Capital Expenditure Plans

We expect to spend approximately $30.0 million to $35.0 million for capital expenditures in fiscal 2020, of which we invested $22.1 million during the six months ended August 1, 2020. Our capital expenditures for the remainder of the year will depend primarily on the number of store projects, as well as infrastructure and information technology projects that we undertake and the timing of these expenditures.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. On March 18, 2020, to help control the spread of the virus and protect the health and safety of our customers, employees, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. However, as this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, liquidity management, and reductions to our expense and capital expenditure plans.

With the easing of stay-at-home orders and other state-imposed restrictions on non-essential businesses, during the second quarter and into the third quarter of fiscal 2020, we have re-opened the majority of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. In July 2020, we implemented an internal reorganization and reduction of our workforce, resulting in the elimination of over 1,000 associate positions, including approximately 220 vacant positions that will not be filled.

Given the continuation of overall depressed consumer sentiment, customer behavior has been and may continue to be slow to return to pre-COVID-19 patterns and levels, if at all. We have continued to serve our customers through our e-commerce businesses during the period that our stores were closed and beyond, but store closures resulted in a sharp decline in our net sales and cash flows during the first half of fiscal 2020. Although the majority of our stores are now open, we are experiencing, and may continue to experience, significantly reduced customer traffic and net sales. Our retailer customers in the Brand Portfolio Segment are having similar experiences.

The COVID-19 pandemic remains challenging. The continuation of the outbreak or a new surge in cases may cause new and prolonged periods of store closures, further adjustments to store operations, and changes in customer behaviors and preferences, which may necessitate further shifts in our business model, and potential reductions in consumer spending. As such, the ultimate impacts of the COVID-19 outbreak to our businesses remain highly uncertain and we may have additional write-downs of inventories, accounts receivables, long-lived assets, intangibles, and goodwill and an inability to realize deferred tax assets.

Measures intended to prevent the spread of COVID-19 may negatively impact our operations.

In response to the COVID-19 outbreak and the government mandates implemented to control its spread, most of our corporate office associates are working remotely. If our employees are unable to work effectively as a result of the COVID-19 outbreak, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government-imposed penalty.

COVID-19 may negatively impact our international operations, including, but not limited to, our foreign sources of merchandise.

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

With our customers staying home more as a result of COVID-19, we believe that there will continue to be a clear shift in consumer behavior and corresponding preferences to increased demand for athleisure and casual products and away from dress and seasonal categories. This requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our customers are situated. A variety of factors will affect our ability to maintain the proper mix of products, including: local economic conditions impacting customers' discretionary spending; unanticipated fashion trends; our ability to provide timely access to popular brands at attractive prices; our success in distributing merchandise to our stores and our wholesale retailer customers in an efficient manner; and changes in weather patterns, which, in turn, may affect consumer preferences. If we are unable to anticipate trends and fulfill the merchandise needs of our customers, we may experience decreases in our net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business.

Being an omni-channel retailer is a business necessity to meet customer experience expectations. In the event that our omni-channel strategy does not meet customer expectations or is not differentiated from our competitors, it may have a material adverse effect on our business.

We rely on our strong relationships with vendors to purchase products. If these relationships were to be impaired, we may be unable to obtain a sufficient assortment of merchandise at attractive prices or respond promptly to changing fashion trends, either of which could have a material adverse effect on our business and financial performance.

Our success depends, to a significant extent, on the willingness and ability of our vendors to supply us with merchandise that meets our changing customer expectations, especially as we concentrate our receipts to fewer branded vendors. If we fail to maintain strong relationships with these vendors or if they fail to ensure the quality of merchandise they supply us, our ability to provide our customers with merchandise they want at favorable prices may be limited, which could have a negative impact on our business. Decisions by vendors to not sell to us or to limit the availability of their products to us could have a negative impact on our business. In addition, our inability to stock our sales channels with desired merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. Further, if our merchandise costs increase due to increases incurred by our vendors in raw materials, energy, labor, or duties and taxes on imports, or other reasons, our ability to respond or the effect of our response could adversely affect our net sales or gross profit. During fiscal 2019, three key third-party vendors together supplied approximately 21% of our retail merchandise. For fiscal 2020, we expect these and other high-volume vendors to become more concentrated for our total purchases. The loss of, or a reduction in, the amount and quality of merchandise supplied by any one of these vendors could have an adverse effect on our business. In addition, any negative brand image, wide-spread product defects, or negative publicity related to these key vendors, or other vendors, could have a material adverse effect on our reputation and on our business.

We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends and/or exacerbated as a result of the COVID-19 pandemic.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Many factors that may negatively influence consumer spending are becoming increasingly present as a result of COVID-19 and political instability, including high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, general uncertainty regarding the overall future political and economic environment, and recent large-scale social unrest across much of the U.S. Consumer purchases of discretionary items, including our products, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Additionally, any of these adverse economic, political or social conditions may have the effect of directly or indirectly impacting our operating results in a negative manner. Moreover, we are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business.

Stein Mart filing for relief under Chapter 11 of the United States Bankruptcy Code could have a material adverse effect on our business and financial performance.

On August 12, 2020, Stein Mart, one of our ABG retail partners, filed for relief under Chapter 11 of the United States Bankruptcy Code and announced its plan to liquidate inventory. The ultimate outcome of the filing and liquidation sale is subject to the oversight and approval of the bankruptcy court. We are monitoring the status of the filing and are taking appropriate actions to maximize the recovery value of the inventory we own at Stein Mart locations. As of August 1, 2020, inventory we owned at Stein Mart locations was $15.2 million at cost and we had a receivable balance due from Stein Marts of $2.1 million. Although we do not expect to incur material losses as a result of Stein Mart's actions, there can be no assurances that we will successfully recover the full value of these assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program (the "Repurchase Program"), which was added to the $33.5 million remaining from the previous authorization. The Repurchase Program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions. Our Credit Facility as in effect during the second quarter of 2020 prohibited us from making share repurchases, and no share repurchases were made during the second quarter of fiscal 2020.

Effective April 30, 2020, our Credit Facility prohibited us from paying dividends. Effective August 7, 2020, upon our entry into the ABL Revolver, we terminated the Credit Facility. The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. The ABL Revolver and the Secured Term Loan each contain customary covenants restricting our ability to pay dividends or repurchase stock. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt. We currently do not anticipate paying dividends or repurchasing additional shares under the Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On September 4, 2020, we entered into an Equity Distribution Agreement (the "ATM Agreement") with BMO Capital Markets Corp. ("BMO"), pursuant to which we may offer and sell, from time to time, up to $100.0 million of Class A common shares (the "ATM Offering"). We are not required to sell shares under the ATM Agreement.

The ATM Offering is being made under a prospectus supplement filed on September 4, 2020, and related prospectus filed with the SEC pursuant to our shelf registration statement on Form S-3 (File No. 333-238121), filed with the SEC on May 8, 2020. Any sales will be made in "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), including, without limitation, sales made directly on or through the New York Stock Exchange or on any other existing trading market for the shares sold through the ATM Offering or to or through a market maker or any other method permitted by law. We intend to use any net proceeds from the ATM Offering for general corporate purposes, which may include, among other things, debt repayment and working capital.

The ATM Agreement contains customary representations, warranties, and covenants by the Company, including obligations of the Company to indemnify BMO for certain liabilities under the Securities Act. Under the terms of the ATM Agreement, we will pay BMO a commission of up to 2.0% of the gross proceeds from sales of shares under the ATM Offering. In addition, we have agreed to pay certain expenses incurred by BMO in connection with the ATM Offering.

The offering of the shares pursuant to the ATM Agreement will terminate upon the earlier of (i) such date that the aggregate gross sales proceeds of shares sold pursuant to the ATM Agreement equal the total dollar amount listed in the ATM Agreement or (ii) the termination of the ATM Agreement by the Company or BMO, in accordance with the terms of the ATM Agreement.

The foregoing description of the ATM Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the ATM Agreement, which is filed as Exhibit 1.1 to this Form 10-Q and incorporated by reference herein.

Morgan, Lewis & Bockius LLP, counsel to the Company, has issued a legal opinion relating to the legality of the issuance and the sale of the shares, which is filed as Exhibit 5.1 to this Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
1.1*	Equity Distribution Agreement, dated September 4, 2020, by and between the Company and BMO Capital Markets Corp.
5.1*	Opinion of Morgan, Lewis & Bockius LLP.
10.1
Seventh Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between Designer Brands Inc. and Stein Mart, Inc. Entered into on May 13, 2020. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 001-32545) filed June 19, 2020.

23.1*	Consent of Morgan, Lewis & Bockius LLP (contained in Exhibit 5.1).
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1**	Section 1350 Certification - Principal Executive Officer.
32.2**	Section 1350 Certification - Principal Financial Officer.
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	September 4, 2020	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)