Form 10-Q
period 2020-10-31
Designer Brands Inc.
filed 2020-12-09
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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

Number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 2020: 64,660,091 Class A common shares and 7,732,786 Class B common shares.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. Examples of such forward-looking statements include references to our future expansion and our acquisitions. You can identify these forward-looking statements by the use of forward-looking words such as "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the "2019 Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on May 1, 2020 and amended on May 7, 2020, and Part II, Item 1A. Risk Factors in our Forms 10-Q for the fiscal quarter ended May 2, 2020, filed with the SEC on June 19, 2020, and for the fiscal quarter ended August 1, 2020, filed with the SEC on September 4, 2020, and herein, and otherwise in our reports and filings with the SEC, there are a number of important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements including, but not limited to, the following:
•risks and uncertainty related to the continued outbreak of the coronavirus disease ("COVID-19"), any future COVID-19 resurgence, and any other adverse public health developments;
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
•risks related to losses or disruptions associated with our distribution systems, including our distribution and fulfillment centers and our stores, whether as a result of COVID-19, reliance on third-party providers, or otherwise;
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

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands Inc.," or the "Company" in this Form 10-Q mean Designer Brands Inc. and its subsidiaries.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended		Nine months ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$652,870	$933,826	$1,625,367	$2,663,067
Cost of sales	(487,214)	(660,518)	(1,449,129)	(1,869,253)
Operating expenses	(196,067)	(215,038)	(551,712)	(654,988)
Income from equity investment	1,902	2,662	6,325	7,354
Impairment charges	(30,081)	(4,824)	(149,363)	(4,824)
Operating profit (loss)	(58,590)	56,108	(518,512)	141,356
Interest expense, net	(9,009)	(2,174)	(14,955)	(5,947)
Non-operating income (expenses), net	24	15	680	(128)
Income (loss) before income taxes	(67,575)	53,949	(532,787)	135,281
Income tax benefit (provision)	26,932	(10,489)	178,072	(33,220)
Net income (loss)	$(40,643)	$43,460	$(354,715)	$102,061
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.56)	$0.60	$(4.92)	$1.38
Diluted earnings (loss) per share	$(0.56)	$0.60	$(4.92)	$1.36
Weighted average shares used in per share calculations:
Basic shares	72,344	72,123	72,134	74,219
Diluted shares	72,344	72,947	72,134	75,149

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended		Nine months ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income (loss)	$(40,643)	$43,460	$(354,715)	$102,061
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	161	236	(2,090)	(17)
Unrealized net gain on debt securities	—	37	195	475
Reclassification adjustment for net gains realized in net income (loss)	—	(24)	(368)	(89)
Total other comprehensive income (loss), net of income taxes	161	249	(2,263)	369
Total comprehensive income (loss)	$(40,482)	$43,709	$(356,978)	$102,430

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	October 31, 2020	February 1, 2020	November 2, 2019
ASSETS
Cash and cash equivalents	$114,531	$86,564	$87,838
Investments	—	24,974	25,939
Accounts receivable, net	61,840	89,151	87,313
Inventories	545,954	632,587	677,696
Prepaid expenses and other current assets	54,577	67,534	48,077
Total current assets	776,902	900,810	926,863
Property and equipment, net	313,102	395,009	394,695
Operating lease assets	728,871	918,801	950,514
Goodwill	93,655	113,644	113,644
Intangible assets, net	15,652	22,846	23,297
Deferred tax assets	208,976	31,863	39,452
Equity investment	57,978	57,760	54,964
Other assets	31,585	24,337	33,549
Total assets	$2,226,721	$2,465,070	$2,536,978
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$371,382	$299,072	$266,335
Accrued expenses	171,261	194,264	190,897
Current maturities of long-term debt	62,500	—	—
Current operating lease liabilities	226,423	186,695	184,598
Total current liabilities	831,566	680,031	641,830
Long-term debt	274,635	190,000	235,000
Non-current operating lease liabilities	721,771	846,584	880,883
Other non-current liabilities	28,228	27,541	36,084
Total liabilities	1,856,200	1,744,156	1,793,797
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	985,125	971,380	968,093
Treasury shares, at cost	(515,065)	(515,065)	(515,065)
Retained earnings (deficit)	(94,781)	267,094	292,490
Accumulated other comprehensive loss	(4,758)	(2,495)	(2,337)
Total shareholders' equity	370,521	720,914	743,181
Total liabilities and shareholders' equity	$2,226,721	$2,465,070	$2,536,978

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited and in thousands, except per share data)

	Number of shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings (deficit)	Accumulated other comprehensive loss	Total
Three months ended October 31, 2020
Balance, August 1, 2020	64,578	7,733	22,169	$980,749	$(515,065)	$(54,138)	$(4,919)	$406,627
Net loss	—	—	—	—	—	(40,643)	—	(40,643)
Stock-based compensation activity	68	—	—	4,376	—	—	—	4,376
Other comprehensive income	—	—	—	—	—	—	161	161
Balance, October 31, 2020	64,646	7,733	22,169	$985,125	$(515,065)	$(94,781)	$(4,758)	$370,521
Three months ended November 2, 2019
Balance, August 3, 2019	64,911	7,733	21,169	$963,312	$(498,436)	$266,957	$(2,586)	$729,247
Net income	—	—	—	—	—	43,460	—	43,460
Stock-based compensation activity	105	—	—	4,781	—	—	—	4,781
Repurchase of Class A common shares	(1,000)	—	1,000	—	(16,629)	—	—	(16,629)
Dividends ($0.25 per share)	—	—	—	—	—	(17,927)	—	(17,927)
Other comprehensive income	—	—	—	—	—	—	249	249
Balance, November 2, 2019	64,016	7,733	22,169	$968,093	$(515,065)	$292,490	$(2,337)	$743,181
Nine months ended October 31, 2020
Balance, February 1, 2020	64,033	7,733	22,169	$971,380	$(515,065)	$267,094	$(2,495)	$720,914
Net loss	—	—	—	—	—	(354,715)	—	(354,715)
Stock-based compensation activity	613	—	—	13,745	—	—	—	13,745
Dividends ($0.10 per share)	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive loss	—	—	—	—	—	—	(2,263)	(2,263)
Balance, October 31, 2020	64,646	7,733	22,169	$985,125	$(515,065)	$(94,781)	$(4,758)	$370,521
Nine months ended November 2, 2019
Balance, February 2, 2019	70,672	7,733	15,091	$953,801	$(373,436)	$254,718	$(2,706)	$832,377
Cumulative effect of accounting change	—	—	—	—	—	(9,556)	—	(9,556)
Net income	—	—	—	—	—	102,061	—	102,061
Stock-based compensation activity	422	—	—	14,292	—	—	—	14,292
Repurchase of Class A common shares	(7,078)	—	7,078	—	(141,629)	—	—	(141,629)
Dividends ($0.75 per share)	—	—	—	—	—	(54,733)	—	(54,733)
Other comprehensive income	—	—	—	—	—	—	369	369
Balance, November 2, 2019	64,016	7,733	22,169	$968,093	$(515,065)	$292,490	$(2,337)	$743,181

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities:
Net income (loss)	$(354,715)	$102,061
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	66,139	64,226
Stock-based compensation expense	15,176	13,748
Deferred income taxes	(179,098)	(11,411)
Income from equity investment	(6,325)	(7,354)
Distributions received from equity investment	6,106	10,515
Impairment charges	149,363	4,824
Gain on settlement	(8,990)	—
Other	43	1,519
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivable	7,519	(17,484)
Inventories	86,229	(35,394)
Prepaid expenses and other current assets	13,785	4,403
Accounts payable	79,642	8,853
Accrued expenses	4,629	(7,838)
Operating lease assets and liabilities, net	14,164	(12,595)
Net cash provided by (used in) operating activities	(106,333)	118,073
Cash flows from investing activities:
Cash paid for property and equipment	(26,925)	(59,574)
Purchases of available-for-sale investments	—	(19,889)
Sales of available-for-sale investments	24,755	64,233
Proceeds from settlement	8,990	4,965
Net cash provided by (used in) investing activities	6,820	(10,265)
Cash flows from financing activities:
Borrowing on revolving line under Credit Facility	251,000	375,200
Payments on revolving line under Credit Facility	(441,000)	(300,200)
Borrowing under ABL Revolver	150,000	—
Payments on borrowings under ABL Revolver	(50,000)	—
Proceeds from issuance of Term Loan	250,000	—
Payments on borrowings under Term Loan	(3,125)	—
Payments of debt issuance costs	(21,063)	—
Cash paid for treasury shares	—	(141,629)
Dividends paid	(7,160)	(54,733)
Other	(1,502)	733
Net cash provided by (used in) financing activities	127,150	(120,629)
Effect of exchange rate changes on cash balances	330	91
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,967	(12,730)
Cash, cash equivalents, and restricted cash, beginning of period	86,564	100,568
Cash and cash equivalents, end of period	$114,531	$87,838
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(12,979)	$31,523
Cash paid for interest on debt	$12,581	$6,577
Cash paid for operating lease liabilities	$128,683	$178,225
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$1,341	$7,442
Operating lease liabilities arising from lease asset additions	$9,407	$17,729
Increase to operating lease assets and lease liabilities for modifications	$18,660	$60,736

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Business Operations- Designer Brands Inc. is a leading North American footwear and accessories designer, producer and retailer. We operate a portfolio of retail concepts in the U.S. and Canada under the DSW Designer Shoe Warehouse ("DSW"), The Shoe Company and Shoe Warehouse banners. Through Camuto LLC, a wholly-owned subsidiary doing business as "Camuto Group," we design and produce footwear and accessories. We also own licensing rights for the Jessica Simpson footwear business and footwear and handbag licenses for Lucky Brand and Max Studio. In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we have a 40% stake in ABG-Camuto, LLC ("ABG-Camuto"), a joint venture that acquired several intellectual property rights, including Vince Camuto, Louise et Cie, and others, and focuses on licensing and developing new category extensions to support the global growth of these brands. We have a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto, subject to guaranteed minimums.

We present three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment includes stores operated in the U.S. under the DSW banner and its related e-commerce site. The Canada Retail segment includes stores operated in Canada under The Shoe Company, Shoe Warehouse, and DSW banners and related e-commerce sites. The Brand Portfolio segment includes the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels ("First Cost"), and the sale of branded products on a direct-to-consumer e-commerce site. Other operating segments are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

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

Impact of COVID-19- In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. On March 18, 2020, to help control the spread of the virus and protect the health and safety of our customers, employees, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. As this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, and liquidity management, as well as reductions to our expense and capital expenditure plans.

Following the earlier easing of stay-at-home orders and other state-imposed restrictions on non-essential businesses during the second quarter and into the third quarter of fiscal 2020, we re-opened all of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. In July 2020, we initiated an internal reorganization and reduction of our workforce, resulting in the elimination of approximately 1,000 associate positions, including over 200 vacant positions that will not be filled. The charges recorded as a result of this reorganization are included in our integration and restructuring costs discussed below.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Although all of our stores were open at the end of the third quarter of fiscal 2020, we experienced during the quarter, and have continued to experience, significantly reduced customer traffic and net sales. Our retail customers in the Brand Portfolio Segment are having similar experiences. Given the continuation of overall depressed consumer sentiment, customer behavior has been and may continue to be slow to return to pre-COVID-19 patterns and levels, if at all. We have continued to serve our customers through our e-commerce businesses during the period that our stores were closed and beyond, but store closures primarily during the first half of fiscal 2020 and continuing reduced customer traffic, resulted in a sharp decline in our net sales and cash flows.

As a result of the material reduction in net sales and cash flows during fiscal 2020, we updated our impairment analysis for our U.S. Retail and Canada Retail segments at the store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of the store asset group, primarily made up of operating lease assets, leasehold improvements and fixtures, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group (categorized as Level 3 under the fair value hierarchy). In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During the three months ended October 31, 2020, we recorded an impairment charge of $30.1 million for the U.S. Retail segment. During the nine months ended October 31, 2020, we recorded impairment charges of $122.9 million ($103.2 million and $19.7 million for the U.S. Retail and Canada Retail segments, respectively). Also during the nine months ended October 31, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible resulting in a full impairment due to the lack of projected cash flows over the remaining useful life (categorized as Level 3 under the fair value hierarchy).

We evaluate goodwill and other indefinite lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores, the decrease in net sales from our retailer customers and the decrease in the Company's market capitalization due to the impact of the COVID-19 outbreak on macroeconomic conditions, we updated our impairment analysis for goodwill and other indefinite-lived intangible assets during the first quarter of fiscal 2020. We calculated the fair value of the reporting units with goodwill primarily based on a discounted cash flow analysis (categorized as Level 3 under the fair value hierarchy). Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during the nine months ended October 31, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment. For goodwill within the U.S. Retail segment, which is also the reporting unit, the fair value was in excess of the carrying value.

The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories reflects reductions for merchandise marked down with charges to cost of sales. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. Inventories for the Canada Retail and Brand Portfolio segments are accounted for using the weighted average cost method and are stated at the lower of cost or net realizable value. For all inventories, we also monitored excess and obsolete inventories in light of the temporary closure of stores during our peak spring selling season and reduced traffic experienced since re-opening stores. As of October 31, 2020, we had approximately $18.0 million of additional inventory reserves over the same period last year.

On March 27, 2020, the U.S. government enacted the CARES Act, which, among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits, which are treated as government subsidies to offset related operating expenses, as well as the deferral of payroll and other tax payments in the future. Similar credits and deferrals were also available in Canada. During the three and nine months ended October 31, 2020, the qualified payroll tax credits reduced our operating expenses by $1.4 million and $9.3 million, respectively, on our condensed consolidated statement of operations. As of October 31, 2020, we had $7.8 million of deferred qualified payroll and other tax obligations included in other non-current liabilities on the condensed consolidated balance sheets, 50% of which we expect to pay at the end of fiscal 2021 and the remaining to be paid at the end of fiscal 2022.

We recorded our income tax expense, deferred tax assets and related liabilities based on management’s best estimates. Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets. One of the provisions of the CARES Act allows net operating losses generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal statutory tax rate was 35%, as opposed to the current rate of 21%. As of October 31, 2020, we did not significantly adjust the valuation allowance on deferred tax assets based on available evidence. However, we will continue to monitor the realizability of our deferred tax assets, particularly as we continue to recognize net operating losses. Our

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ability to recover these deferred tax assets depends on several factors, including the amount of net operating losses we can carry back and our ability to project future taxable income. Total deferred tax assets as of October 31, 2020 were $209.0 million, which are all related to jurisdictions where we expect to incur significant net operating losses in the near term, although the risks of failing to realize these benefits vary across the jurisdictions. Our effective tax rate changed from 24.6% for the nine months ended November 2, 2019 to 33.4% for the nine months ended October 31, 2020. The increase in the effective tax rate was primarily driven by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35%.

In addition, during the nine months ended October 31, 2020, we incurred $8.5 million of incremental costs directly related to COVID-19, including termination fees, pre-open cleaning services, signs used to encourage customers in social distancing, plexiglass shields used at store registers, and supplies of thermometers, masks, gloves, cleaning agents, and other items.

The COVID-19 pandemic remains challenging, and with the resurgence of the COVID-19 outbreak and related restrictions imposed by state and local government authorities designed to slow the virus's spread, we may be required to close stores in certain locations that we only recently re-opened. The ongoing and prolonged nature of the outbreak has continued to adversely impact our business and may lead to further adjustments to store operations, as well as continue to drive changes in customer behaviors and preferences during our peak fall season, including reductions in consumer spending, which may necessitate further shifts in our business model. As such, the ultimate impacts of the COVID-19 outbreak to our businesses remain highly uncertain and we may have additional write-downs of inventories, accounts receivables, long-lived assets, intangibles, and goodwill and an inability to realize deferred tax assets.

Integration and Restructuring Costs- During the nine months ended October 31, 2020 and November 2, 2019, we incurred integration and restructuring costs, which consisted primarily of severance of $10.0 million and $3.8 million, respectively, and professional fees, termination fees and other integration costs of $1.0 million and $9.8 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of October 31, 2020 and November 2, 2019, we had accrued severance of $3.8 million and $3.0 million, respectively, included in accrued expenses on the condensed consolidated balance sheets.

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

Gain on Settlement- During the nine months ended October 31, 2020, we collected $9.0 million, net of legal costs incurred, and recorded a gain to operating expenses in the condensed consolidated statements of operations, which was due to a settlement with a vendor related to costs incurred on an internal-use software project that was capitalized and then impaired in a previous fiscal year.

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

We measure available-for-sale investments at fair value on a recurring basis. These investments were measured using a market-based approach using inputs such as prices of similar assets in active markets (categorized as Level 2). The carrying value of cash and cash equivalents, accounts receivables and accounts payables approximated their fair values due to their short-term nature. The fair value of borrowings under our senior secured asset-based revolving credit facility ("ABL Revolver") and our previous senior revolving credit agreement ("Credit Facility") approximated the carrying value. As of October 31, 2020, the fair value of borrowings under our senior secured term loan ("Term Loan") was $250.3 million compared to the carrying value of $246.9 million. The fair value of debt borrowings was estimated based on current interest rates offered for similar instruments (categorized as Level 2).

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

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.    REVENUE

Disaggregation of Net Sales- The following table presents net sales disaggregated by product and service category for each segment:

	Three months ended		Nine months ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales:
U.S. Retail segment:
Women's footwear	$319,241	$492,062	$832,343	$1,432,573
Men's footwear	105,587	132,158	260,954	402,042
Kids' footwear	48,570	48,207	109,985	120,235
Accessories and other	28,503	44,348	69,669	131,685
	501,901	716,775	1,272,951	2,086,535
Canada Retail segment:
Women's footwear	28,864	38,887	70,165	103,046
Men's footwear	13,604	17,282	34,377	46,722
Kids' footwear	16,699	16,845	30,486	33,228
Accessories and other	2,431	3,285	5,481	8,425
	61,598	76,299	140,509	191,421
Brand Portfolio segment:
Wholesale	73,744	117,359	156,611	297,690
Commission income	3,885	6,914	14,026	18,118
Direct-to-consumer	6,276	13,223	25,839	29,181
	83,905	137,496	196,476	344,989
Other	27,020	28,848	62,909	93,935
Total segment net sales	674,424	959,418	1,672,845	2,716,880
Elimination of intersegment sales	(21,554)	(25,592)	(47,478)	(53,813)
Total net sales	$652,870	$933,826	$1,625,367	$2,663,067

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended		Nine months ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gift cards:
Beginning of period	$29,919	$28,277	$35,461	$34,998
Gift cards redeemed and breakage recognized to net sales	(12,615)	(18,027)	(37,483)	(62,125)
Gift cards issued	10,995	15,848	30,321	53,225
End of period	$28,299	$26,098	$28,299	$26,098
Loyalty programs:
Beginning of period	$14,797	$16,034	$16,138	$16,151
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(7,176)	(9,008)	(18,062)	(27,836)
Deferred revenue for loyalty points issued	6,774	10,054	16,319	28,765
End of period	$14,395	$17,080	$14,395	$17,080

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.    RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of October 31, 2020, the Schottenstein Affiliates consisted of entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family. As of October 31, 2020, the Schottenstein Affiliates beneficially owned approximately 16% of the Company's outstanding common shares, representing approximately 52% of the combined voting power, consisting of, in the aggregate, 3.7 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease our fulfillment center and certain store locations owned by the Schottenstein Affiliates. See Note 13, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During the three months ended October 31, 2020 and November 2, 2019, we had other purchases and services we incurred from the Schottenstein Affiliates of $1.7 million and $1.2 million, respectively. During the nine months ended October 31, 2020 and November 2, 2019, we had other purchases and services we incurred from the Schottenstein Affiliates of $4.2 million and $4.6 million, respectively.

Due to Related Parties- As of October 31, 2020, February 1, 2020 and November 2, 2019, we had amounts due to the Schottenstein Affiliates of $1.1 million, $0.9 million and $0.6 million, respectively, included in accounts payable on the condensed consolidated balance sheets.

ABG-Camuto

We have a 40% interest in our equity investment in ABG-Camuto. We entered into a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto. During the three months ended October 31, 2020 and November 2, 2019, we recorded $4.6 million and $4.4 million of royalty expense payable to ABG-Camuto, respectively. During the nine months ended October 31, 2020 and November 2, 2019, we recorded $13.6 million and $13.7 million of royalty expense payable to ABG-Camuto, respectively. Amounts payable to ABG-Camuto for all periods presented were immaterial.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share:

	Three months ended		Nine months ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Weighted average basic shares outstanding	72,344	72,123	72,134	74,219
Dilutive effect of stock-based compensation awards	—	824	—	930
Weighted average diluted shares outstanding	72,344	72,947	72,134	75,149

For the three months ended October 31, 2020 and November 2, 2019, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 5.4 million and 4.9 million, respectively. For the nine months ended October 31, 2020 and November 2, 2019, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 5.9 million and 3.2 million, respectively.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Nine months ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Stock options	$338	$428	$1,208	$1,814
Restricted and director stock units	4,242	3,589	13,968	11,934
	$4,580	$4,017	$15,176	$13,748

The following table summarizes the stock-based compensation award activity for the nine months ended October 31, 2020:

	Number of shares
(in thousands)	Stock Options	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	3,761	1,687	768
Granted	—	5,874	11
Exercised / vested	—	(329)	(226)
Forfeited / expired	(401)	(682)	(13)
Outstanding - end of period	3,360	6,550	540

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

The following table provides additional information for our common shares:

	October 31, 2020		February 1, 2020		November 2, 2019
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	86,815	7,733	86,202	7,733	86,185	7,733
Outstanding shares	64,646	7,733	64,033	7,733	64,016	7,733
Treasury shares	22,169	—	22,169	—	22,169	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

Share Repurchases- During the nine months ended October 31, 2020, we did not repurchase any Class A common shares. During the nine months ended November 2, 2019, we repurchased 7.1 million Class A common shares at a cost of $141.6 million.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Three months ended
	October 31, 2020			November 2, 2019
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive loss - beginning of period	$(4,919)	$—	$(4,919)	$(2,581)	$(5)	$(2,586)
Other comprehensive income before reclassifications	161	—	161	236	37	273
Amounts reclassified to non-operating expense, net	—	—	—	—	(24)	(24)
Other comprehensive income	161	—	161	236	13	249
Accumulated other comprehensive income (loss) - end of period	$(4,758)	$—	$(4,758)	$(2,345)	$8	$(2,337)

	Nine months ended
	October 31, 2020			November 2, 2019
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive income (loss) - beginning of period	$(2,668)	$173	$(2,495)	$(2,328)	$(378)	$(2,706)
Other comprehensive income (loss) before reclassifications	(2,090)	195	(1,895)	(17)	475	458
Amounts reclassified to non-operating expense, net	—	(368)	(368)	—	(89)	(89)
Other comprehensive income (loss)	(2,090)	(173)	(2,263)	(17)	386	369
Accumulated other comprehensive income (loss) - end of period	$(4,758)	$—	$(4,758)	$(2,345)	$8	$(2,337)

7.    ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

(in thousands)	October 31, 2020	February 1, 2020	November 2, 2019
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$43,866	$54,209	$70,301
Serviced by third-party provider without guaranteed payment	2,219	365	699
Serviced in-house	5,820	7,630	8,094
Other receivables	11,200	28,166	10,854
Accounts receivable	63,105	90,370	89,948
Allowance for doubtful accounts	(1,265)	(1,219)	(2,635)
	$61,840	$89,151	$87,313

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.    INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	October 31, 2020	February 1, 2020	November 2, 2019
Carrying value of investments	$—	$24,831	$25,903
Unrealized gains included in accumulated other comprehensive loss	—	143	43
Unrealized losses included in accumulated other comprehensive loss	—	—	(7)
Fair value	$—	$24,974	$25,939

9.    PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(in thousands)	October 31, 2020	February 1, 2020	November 2, 2019
Land	$1,110	$1,110	$1,110
Buildings	12,485	12,485	13,445
Building and leasehold improvements	447,515	449,958	442,609
Furniture, fixtures and equipment	471,670	482,573	478,463
Software	192,337	189,291	174,324
Construction in progress	9,353	32,645	36,489
Total property and equipment	1,134,470	1,168,062	1,146,440
Accumulated depreciation and amortization	(821,368)	(773,053)	(751,745)
	$313,102	$395,009	$394,695

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	Nine months ended
	October 31, 2020			November 2, 2019
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$25,899	$—	$25,899
Canada Retail	41,610	(41,610)	—	42,048	(42,048)	—
Brand Portfolio	19,989	—	19,989	63,614	—	63,614
	155,254	(41,610)	113,644	131,561	(42,048)	89,513
Activity by segment:
U.S. Retail -
Allocation of goodwill from Brand Portfolio	—	—	—	67,756	—	67,756
Canada Retail -
Currency translation adjustment	(264)	264	—	(195)	195	—
Brand Portfolio:
Impairment charges	—	(19,989)	(19,989)	—	—	—
Purchase price and allocation adjustments	—	—	—	24,131	—	24,131
Allocation of goodwill to U.S. Retail	—	—	—	(67,756)	—	(67,756)
	(264)	(19,725)	(19,989)	23,936	195	24,131
End of period by segment:
U.S. Retail	93,655	—	93,655	93,655	—	93,655
Canada Retail	41,346	(41,346)	—	41,853	(41,853)	—
Brand Portfolio	19,989	(19,989)	—	19,989	—	19,989
	$154,990	$(61,335)	$93,655	$155,497	$(41,853)	$113,644

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
October 31, 2020
Definite-lived customer relationships	$2,851	$(2,626)	$225
Indefinite-lived trademarks and tradenames	15,427	—	15,427
	$18,278	$(2,626)	$15,652
February 1, 2020
Definite-lived customer relationships	$9,360	$(2,044)	$7,316
Indefinite-lived trademarks and tradenames	15,530	—	15,530
	$24,890	$(2,044)	$22,846
November 2, 2019
Definite-lived customer relationships	$9,369	$(1,684)	$7,685
Indefinite-lived trademarks and tradenames	15,612	—	15,612
	$24,981	$(1,684)	$23,297

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	October 31, 2020	February 1, 2020	November 2, 2019
Gift cards and merchandise credits	$28,299	$35,461	$26,098
Accrued compensation and related expenses	28,498	26,768	26,023
Accrued taxes	24,123	19,399	29,203
Loyalty programs deferred revenue	14,395	16,138	17,080
Sales returns	14,439	21,408	24,371
Customer allowances and discounts	4,707	11,528	10,326
Other	56,800	63,562	57,796
	$171,261	$194,264	$190,897

12.    DEBT

Debt consisted of the following:

(in thousands)	October 31, 2020	February 1, 2020	November 2, 2019
ABL Revolver	$100,000	$—	$—
Term Loan	246,875	—	—
Credit Facility	—	190,000	235,000
Total debt	346,875	190,000	235,000
Less unamortized Term Loan debt issuance costs	(9,740)	—	—
Less current maturities of long-term debt	(62,500)	—	—
Long-term debt	$274,635	$190,000	$235,000

As of October 31, 2020, future maturities of debt are as follows:

(in thousands)
Remainder of fiscal 2020	$3,125
Fiscal 2021	62,500
Fiscal 2022	12,500
Fiscal 2023	12,500
Fiscal 2024	12,500
Future fiscal years thereafter	243,750
Total	$346,875

ABL Revolver- On August 7, 2020, we replaced our Credit Facility with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowings, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Term Loan. The amount of credit available is limited to a borrowing base based on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of October 31, 2020, the ABL Revolver had a borrowing base of $400.0 million, with $100.0 million outstanding and $5.0 million in letters of credit issued, resulting in $295.0 million available for borrowings.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month London Interbank Offered Rate ("LIBOR") plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.25% as of October 31, 2020. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

Term Loan- On August 7, 2020, we also entered into a $250.0 million Term Loan. The Term Loan requires minimum quarterly principal payments with the remaining outstanding balance due in August 2025. The Term Loan has limited prepayment requirements under certain conditions. The Term Loan is collateralized by a first priority lien on substantially all of our personal and real property (subject to certain exceptions), including investment property and intellectual property, and by a second priority lien on certain other personal property, primarily credit card receivables and inventory, that constitute first priority collateral for the ABL Revolver.

Borrowings under the Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 3.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%, with an interest rate of 9.75% as of October 31, 2020.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Term Loan includes a springing covenant imposing a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. We are restricted from paying dividends or repurchasing stock until the third quarter of fiscal 2021 at the earliest, after which certain limitations apply. Both the ABL Revolver and the Term Loan contain customary events of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

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

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease income and lease expense consisted of the following for the three and nine months ended October 31, 2020 and November 2, 2019:

	Three months ended		Nine months ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating sublease income	$2,930	$2,462	$9,127	$6,910
Operating lease expense:
Lease expense to unrelated parties	$47,775	$53,674	$152,165	$159,735
Lease expense to related parties	2,266	2,387	6,923	7,100
Variable lease expense to unrelated parties	15,653	13,539	47,306	39,542
Variable lease expense to related parties	348	325	1,017	975
Total operating lease expense	$66,042	$69,925	$207,411	$207,352

As of October 31, 2020, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
Remainder of fiscal 2020	$49,514	$1,461	$50,975
Fiscal 2021	262,149	8,697	270,846
Fiscal 2022	197,309	7,418	204,727
Fiscal 2023	156,161	4,573	160,734
Fiscal 2024	115,492	4,139	119,631
Future fiscal years thereafter	238,602	11,353	249,955
	1,019,227	37,641	1,056,868
Less discounting impact on operating leases	(104,590)	(4,084)	(108,674)
Total operating lease liabilities	914,637	33,557	948,194
Less current operating lease liabilities	(218,704)	(7,719)	(226,423)
Non-current operating lease liabilities	$695,933	$25,838	$721,771

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

Foreign Tax Contingencies- During the due diligence procedures performed related to the acquisition of Camuto Group, we identified probable contingent liabilities associated with unpaid foreign payroll and other taxes that could also result in assessed penalties and interest. We had previously developed an estimate of the range of outcomes related to these obligations and recorded the low-end of the range. During the nine months ended October 31, 2020, we reduced our contingent liability by $11.2 million for payments made to taxing authorities and by $12.3 million for changes in estimates due to additional information as a result of negotiations with taxing authorities and we reduced the indemnification asset by $21.0 million. As of October 31, 2020, we had a contingent liability of $4.9 million for the remaining estimated obligations included in other non-current liabilities on the condensed consolidated balance sheets, and an indemnification asset of $3.8 million included in other assets on the condensed consolidated balance sheets, which we expect to collect under the terms of the securities purchase agreement with the sellers of Camuto Group (the "Sellers"). We are continuing to assess the exposure, which may result in material changes to these estimates, and we may identify additional contingent liabilities. We believe that the Sellers are obligated to indemnify us for any payments to foreign taxing authorities for the periods up to the acquisition date. Although a portion of the purchase price is held in escrow and another portion is held in a restricted bank account, there can be no assurance that we will successfully collect all amounts that we may be obligated to settle with the foreign taxing authorities.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Guarantee- As a result of a previous merger, we provided a guarantee for a lease commitment that is scheduled to expire in fiscal 2023 for a location that has been leased to a third party. If the third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of October 31, 2020, the total future minimum lease payment requirements for this guarantee were approximately $10.9 million.

15.    SEGMENT REPORTING
The following provides certain financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate/Eliminations	Total
Three months ended October 31, 2020
Net sales:
External customer sales	$501,901	$61,598	$62,351	$27,020	$—	$652,870
Intersegment sales	—	—	21,554	—	(21,554)	—
Total net sales	$501,901	$61,598	$83,905	$27,020	$(21,554)	$652,870
Gross profit	$117,679	$18,905	$22,128	$6,272	$672	$165,656
Income from equity investment	$—	$—	$1,902	$—	$—	$1,902
Three months ended November 2, 2019
Net sales:
External customer sales	$716,775	$76,299	$111,904	$28,848	$—	$933,826
Intersegment sales	—	—	25,592	—	(25,592)	—
Total net sales	$716,775	$76,299	$137,496	$28,848	$(25,592)	$933,826
Gross profit	$201,409	$27,485	$40,849	$6,291	$(2,726)	$273,308
Income from equity investment	$—	$—	$2,662	$—	$—	$2,662
Nine months ended October 31, 2020
Net sales:
External customer sales	$1,272,951	$140,509	$148,998	$62,909	$—	$1,625,367
Intersegment sales	—	—	47,478	—	(47,478)	—
Total net sales	$1,272,951	$140,509	$196,476	$62,909	$(47,478)	$1,625,367
Gross profit	$124,806	$22,244	$24,592	$962	$3,634	$176,238
Income from equity investment	$—	$—	$6,325	$—	$—	$6,325
Nine months ended November 2, 2019
Net sales:
External customer sales	$2,086,535	$191,421	$291,176	$93,935	$—	$2,663,067
Intersegment sales	—	—	53,813	—	(53,813)	—
Total net sales	$2,086,535	$191,421	$344,989	$93,935	$(53,813)	$2,663,067
Gross profit	$619,356	$65,171	$93,308	$21,643	$(5,664)	$793,814
Income from equity investment	$—	$—	$7,354	$—	$—	$7,354

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. On March 18, 2020, to help control the spread of the virus and protect the health and safety of our customers, employees, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. As this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, and liquidity management, as well as reductions to our expense and capital expenditure plans.

Following the earlier easing of stay-at-home orders and other state-imposed restrictions on non-essential businesses during the second quarter and into the third quarter of fiscal 2020, we re-opened all of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. In July 2020, we implemented an internal reorganization and reduction of our workforce, resulting in the elimination of approximately 1,000 associate positions, including over 200 vacant positions that will not be filled.

Although all of our stores were open at the end of the third quarter of fiscal 2020, we experienced during the quarter, and have continued to experience, significantly reduced customer traffic and net sales. Our retail customers in the Brand Portfolio Segment are having similar experiences. Given the continuation of overall depressed consumer sentiment, customer behavior has been and may continue to be slow to return to pre-COVID-19 patterns and levels, if at all. We have continued to serve our customers through our e-commerce businesses during the period that our stores were closed and beyond, but store closures primarily during the first half of fiscal 2020 and continuing reduced customer traffic, resulted in a sharp decline in our net sales and cash flows.

Our flexible business model has afforded us the opportunity to quickly adapt to the volatile macro environment and business conditions. We implemented inventory control actions that enabled us to decrease total inventory by 19% at the end of the third quarter of fiscal 2020 compared to the same period last year. We have been more aggressive with our promotional activity to clear through seasonal inventory and drive sales, and this markdown activity, along with additional inventory reserves, has materially impacted margins. With our customers staying home, there has been a clear shift in consumer behavior and preferences to athleisure, which includes athletic, and casual products and away from dress and seasonal categories. We have modified receipts to match these expectations and continue to see opportunity ahead of us given our under-penetration in this business.

Over the past several years, we have made significant investments in our digital infrastructure and, as a result, we were able to generate strong digital sales during the first three quarters of fiscal 2020, well above digital sales for the same period last year across all segments. Our digital fulfillment options, such as Buy Online Pick Up in Store and Curbside Pickup, and our ability to use our stores for fulfillment served us well while our stores were closed and continue to see strength even as stores have fully reopened. We anticipate that adapting to operating as a digital-focused retailer during this time will have a lasting influence on how we operate moving forward. We were voted the #1 omni-channel retailer for the third year in a row and remain one of the largest designers, producers and retailers of footwear and accessories in the market. Our increased penetration in the athletic market coupled with our historical success in dress and seasonal and a fully integrated supply chain supported by our acquisition of Camuto Group, position us well to be the premier footwear retailer for all of the family's needs over the long-term.

The COVID-19 pandemic remains challenging, and with the resurgence of the COVID-19 outbreak and related restrictions imposed by state and local government authorities designed to slow the virus's spread, we may be required to close stores in certain locations that we only recently re-opened. The ongoing and prolonged nature of the outbreak has continued to adversely impact our business and may lead to further adjustments to store operations, as well as continue to drive changes in customer behaviors and preferences during our peak fall season, including reductions in consumer spending, which may necessitate further shifts in our business model. As such, the ultimate impacts of the COVID-19 outbreak to our businesses remain highly uncertain and we may have additional write-downs of inventories, accounts receivables, long-lived assets, intangibles, and goodwill and an inability to realize deferred tax assets.

Comparable Sales Performance Metric

We consider comparable sales to be an important indicator of the performance of our retail and direct-to-consumer businesses, and investors may find it useful as such. Comparable sales is a primary metric commonly used throughout the retail industry. We include stores in our comparable sales metric for those stores in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter they are closed. Comparable sales include e-commerce sales. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period in the prior year. Comparable sales for the Brand Portfolio segment include the direct-to-consumer www.vincecamuto.com e-commerce site. While all stores were open as of the end of the third quarter of fiscal 2020, comparable sales also include stores temporarily closed during fiscal 2020 as a result of the COVID-19 outbreak as management continues to believe this metric is meaningful to monitor our performance. Comparable sales no longer include the Other segment beginning with the third quarter of fiscal 2020 due to the liquidation of Stein Mart. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Financial Summary

Net sales decreased to $652.9 million for the three months ended October 31, 2020 from $933.8 million for the three months ended November 2, 2019. The 30.1% decrease in net sales was primarily driven by the ongoing and prolonged COVID-19 outbreak that contributed to the 30.4% decrease in comparable sales, as we are experiencing significantly reduced customer traffic and net sales relative to the same period last year. In addition, we had lower Brand Portfolio segment sales due to our retailer customers also experiencing significantly reduced customer traffic and lower demand for dress products.

During the three months ended October 31, 2020, gross profit as a percentage of net sales was 25.4% as compared to 29.3% for the same period last year. The decrease in gross profit was primarily driven by the impact of the COVID-19 outbreak on our operations, which, in addition to the reduced sales volume, resulted in increased shipping costs associated with higher digital penetration and the deleveraging of distribution and fulfillment, store occupancy and royalty expenses on lower sales volume.

Net loss for the three months ended October 31, 2020 was $40.6 million, or a loss of $0.56 per diluted share, which included net after-tax charges of $21.6 million, or $0.30 per diluted share, primarily related to impairment charges, integration and restructuring expenses and incremental costs related to the COVID-19 outbreak, offset by governmental credits we claimed. Net income for the three months ended November 2, 2019 was $43.5 million, or $0.60 earnings per diluted share, which included net after-tax charges of $5.1 million, or $0.07 per diluted share, primarily related to impairment charges and integration and restructuring expenses associated with the businesses acquired in fiscal 2018.

Results of Operations

Comparison of the Three Months Ended October 31, 2020 with the Three Months Ended November 2, 2019

	Three months ended
	October 31, 2020		November 2, 2019		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales(1)	$652,870	100.0%	$933,826	100.0%	$(280,956)	(30.1)%
Cost of sales	(487,214)	(74.6)	(660,518)	(70.7)	173,304	(26.2)%
Gross profit(1)	165,656	25.4	273,308	29.3	(107,652)	(39.4)%
Operating expenses(1)	(196,067)	(30.1)	(215,038)	(23.1)	18,971	(8.8)%
Income from equity investment	1,902	0.3	2,662	0.3	(760)	(28.5)%
Impairment charges	(30,081)	(4.6)	(4,824)	(0.5)	(25,257)	523.6%
Operating profit (loss)	(58,590)	(9.0)	56,108	6.0	(114,698)	NM
Interest expense, net	(9,009)	(1.3)	(2,174)	(0.2)	(6,835)	314.4%
Non-operating income, net	24	0.0	15	0.0	9	60.0%
Income (loss) before income taxes	(67,575)	(10.3)	53,949	5.8	(121,524)	NM
Income tax benefit (provision)	26,932	4.1	(10,489)	(1.1)	37,421	NM
Net income (loss)	$(40,643)	(6.2)%	$43,460	4.7%	$(84,103)	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.56)		$0.60		$(1.16)	NM
Diluted earnings (loss) per share	$(0.56)		$0.60		$(1.16)	NM
Weighted average shares used in per share calculations:
Basic shares	72,344		72,123		221	0.3%
Diluted shares	72,344		72,947		(603)	(0.8)%
NM - Not meaningful
(1)    We changed our presentation of net sales and gross profit (loss) for all periods presented to include commission income. Previously reported other revenue, which primarily included operating sublease income, was reclassified to operating expenses.

Net Sales- The following summarizes the changes in consolidated net sales from the same period last year:

(in thousands)	Three months ended October 31, 2020
Consolidated net sales for the same period last year	$933,826
Decrease in comparable sales	(242,387)
Net increase from non-comparable sales and other changes	10,860
Loss of net sales from closed stores	(2,785)
Decrease in wholesale net sales from Brand Portfolio segment	(43,615)
Decrease in commission income from Brand Portfolio segment	(3,029)
Consolidated net sales	$652,870

The following summarizes net sales by segment:

	Three months ended		Change
(dollars in thousands)	October 31, 2020	November 2, 2019	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$501,901	$716,775	$(214,874)	(30.0)%	(31.9)%
Canada Retail	61,598	76,299	(14,701)	(19.3)%	(18.7)%
Brand Portfolio	83,905	137,496	(53,591)	(39.0)%	13.4%
Other	27,020	28,848	(1,828)	(6.3)%	NA
Total segment net sales	674,424	959,418	(284,994)	(29.7)%	(30.4)%
Elimination of intersegment net sales	(21,554)	(25,592)	4,038	(15.8)%
Consolidated net sales	$652,870	$933,826	$(280,956)	(30.1)%
NA - Not applicable

The decreases in comparable sales for the U.S. Retail and Canada Retail segments and in total consolidated net sales were driven primarily by significantly reduced customer traffic as a result of COVID-19. Net sales during the quarter were also impacted by an incident at a third-party vendor that provides fulfillment and e-commerce services to the Company. The vendor experienced a ransomware attack that resulted in a shutdown of some of its U.S. operations, which temporarily impacted fulfillment services to us and led us to temporarily reduce product availability on our U.S. e-commerce sites. Brand Portfolio segment net sales were also negatively impacted by COVID-19 as retailer customers also continued to experience significantly reduced customer traffic and lower demand for dress product. Notwithstanding the temporary third-party vendor incident previously discussed, the overall decrease in net sales was partially offset by strong performance in our e-commerce channels, including www.vincecamuto.com, which is included in comparable sales for the Brand Portfolio segment, as a certain amount of customer demand shifted online.

Gross Profit- The following summarizes gross profit by segment:

	Three months ended
	October 31, 2020		November 2, 2019		Change
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$117,679	23.4%	$201,409	28.1%	$(83,730)	(41.6)%	(470)
Canada Retail	18,905	30.7%	27,485	36.0%	$(8,580)	(31.2)%	(530)
Brand Portfolio	22,128	26.4%	40,849	29.7%	$(18,721)	(45.8)%	(330)
Other	6,272	23.2%	6,291	21.8%	$(19)	(0.3)%	140
	164,984		276,034
Elimination of intersegment gross loss (profit)	672		(2,726)
Gross profit	$165,656	25.4%	$273,308	29.3%	$(107,652)	(39.4)%	(390)

The decrease in gross profit was primarily driven by significantly reduced customer traffic, increased shipping costs associated with higher digital penetration, and the deleveraging of distribution and fulfillment, store occupancy, and royalty expenses on lower sales volume.

Elimination of intersegment gross profit (loss) consisted of the following:

	Three months ended
(in thousands)	October 31, 2020	November 2, 2019
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(21,554)	$(25,592)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	17,155	17,363
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	5,071	5,503
Gross loss (profit)	$672	$(2,726)

Operating Expenses- For the three months ended October 31, 2020, operating expenses decreased by $19.0 million over the same period last year, primarily driven by the reduction of our workforce initiated at the end of the second quarter of fiscal 2020 and reductions in store labor. Operating expenses during the three months ended October 31, 2020 were offset by government subsidies in the form of qualified payroll tax credits of $1.4 million.

Impairment Charges- During the three months ended October 31, 2020, we updated our impairment analysis at the store-level and, as a result, we recorded store impairment charges of $30.1 million, primarily related to certain U.S. Retail stores located in urban areas that are experiencing significantly lower traffic than the rest of the store fleet as a result of the continuing COVID-19 outbreak.

Interest Expense, net- For the three months ended October 31, 2020, interest expense increased over the same period last year due to additional debt under our new ABL Revolver and Term Loan, which have higher interest rates.

Income Taxes- Our effective tax rate changed from 19.4% for the three months ended November 2, 2019 to 39.9% for the three months ended October 31, 2020. The increase in the effective tax rate was primarily driven by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35% pursuant to the CARES Act.

Comparison of the Nine Months Ended October 31, 2020 with the Nine Months Ended November 2, 2019

	Nine months ended
	October 31, 2020		November 2, 2019		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales(1)	$1,625,367	100.0%	$2,663,067	100.0%	$(1,037,700)	(39.0)%
Cost of sales	(1,449,129)	(89.2)	(1,869,253)	(70.2)	420,124	(22.5)%
Gross profit(1)	176,238	10.8	793,814	29.8	(617,576)	(77.8)%
Operating expenses(1)	(551,712)	(33.9)	(654,988)	(24.6)	103,276	(15.8)%
Income from equity investment	6,325	0.4	7,354	0.3	(1,029)	(14.0)%
Impairment charges	(149,363)	(9.2)	(4,824)	(0.2)	(144,539)	2,996.2%
Operating profit (loss)	(518,512)	(31.9)	141,356	5.3	(659,868)	NM
Interest expense, net	(14,955)	(0.9)	(5,947)	(0.3)	(9,008)	151.5%
Non-operating income (expenses), net	680	0.0	(128)	(0.0)	808	NM
Income (loss) before income taxes	(532,787)	(32.8)	135,281	5.0	(668,068)	NM
Income tax benefit (provision)	178,072	11.0	(33,220)	(1.2)	211,292	NM
Net income (loss)	$(354,715)	(21.8)%	$102,061	3.8%	$(456,776)	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(4.92)		$1.38		$(6.30)	NM
Diluted earnings (loss) per share	$(4.92)		$1.36		$(6.28)	NM
Weighted average shares used in per share calculations:
Basic shares	72,134		74,219		(2,085)	(2.8)%
Diluted shares	72,134		75,149		(3,015)	(4.0)%
NM - Not meaningful
(1)    We changed our presentation of net sales and gross profit (loss) for all periods presented to include commission income. Previously reported other revenue, which primarily included operating sublease income, was reclassified to operating expenses.

Net Sales- The following summarizes the changes in consolidated net sales from the same period last year:

(in thousands)	Nine months ended October 31, 2020
Consolidated net sales for the same period last year	$2,663,067
Decrease in comparable sales	(894,684)
Net increase from non-comparable sales and other changes	13,048
Loss of net sales from closed stores	(10,893)
Decrease in wholesale net sales from Brand Portfolio segment	(141,079)
Decrease in commission income from Brand Portfolio segment	(4,092)
Consolidated net sales	$1,625,367

The following summarizes net sales by segment:

	Nine months ended		Change
(dollars in thousands)	October 31, 2020	November 2, 2019	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$1,272,951	$2,086,535	$(813,584)	(39.0)%	(39.6)%
Canada Retail	140,509	191,421	(50,912)	(26.6)%	(25.5)%
Brand Portfolio	196,476	344,989	(148,513)	(43.0)%	61.4%
Other	62,909	93,935	(31,026)	(33.0)%	(50.4)%
Total segment net sales	1,672,845	2,716,880	(1,044,035)	(38.4)%	(38.4)%
Elimination of intersegment net sales	(47,478)	(53,813)	6,335	(11.8)%
Consolidated net sales	$1,625,367	$2,663,067	$(1,037,700)	(39.0)%

The decreases in comparable sales for all segments, except Brand Portfolio, and in total consolidated net sales, were primarily driven by the temporary closure of stores during our peak selling season in response to the COVID-19 outbreak and significantly reduced customer traffic since re-opening. This was partially offset by strong performance in our e-commerce channels, including www.vincecamuto.com, which is included in comparable sales for the Brand Portfolio segment, as a certain amount of customer demand shifted online. Brand Portfolio segment net sales was also negatively impacted by the COVID-19 outbreak as our retailer customers temporarily closed stores and canceled orders.

Gross Profit- The following summarizes gross profit by segment:

	Nine months ended
	October 31, 2020		November 2, 2019		Change
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$124,806	9.8%	$619,356	29.7%	$(494,550)	(79.8)%	(1,990)
Canada Retail	22,244	15.8%	65,171	34.0%	$(42,927)	(65.9)%	(1,820)
Brand Portfolio	24,592	12.5%	93,308	27.0%	$(68,716)	(73.6)%	(1,450)
Other	962	1.5%	21,643	23.0%	$(20,681)	(95.6)%	(2,150)
	172,604		799,478
Elimination of intersegment gross loss (profit)	3,634		(5,664)
Gross profit	$176,238	10.8%	$793,814	29.8%	$(617,576)	(77.8)%	(1,900)

The decrease in gross profit was primarily driven by the impacts of the COVID-19 outbreak on our operations and the temporary closure of stores and significantly reduced customer traffic since re-opening, which we addressed with aggressive promotional activity. The impact of COVID-19 and the actions we took also resulted in higher inventory reserves, increased shipping costs associated with higher digital penetration, and the deleveraging of distribution and fulfillment, store occupancy, and royalty expenses on lower sales volume. The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Inventories for the Canada Retail and Brand Portfolio segments are accounted for using the weighted average cost method and are stated at the lower of cost or net realizable value. For all inventories, we also monitored excess and obsolete inventories in light of the temporary closure of stores during our peak spring selling season and reduced traffic experienced since re-opening stores. As of October 31, 2020, we had approximately $18.0 million of additional inventory reserves over the same period last year.

Elimination of intersegment gross profit (loss) consisted of the following:

	Nine months ended
(in thousands)	October 31, 2020	November 2, 2019
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(47,478)	$(53,813)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	34,116	39,281
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	16,996	8,868
Gross loss (profit)	$3,634	$(5,664)

Operating Expenses- For the nine months ended October 31, 2020, operating expenses decreased by $103.3 million over the same period last year, primarily driven by the implementation of temporary leaves of absence without pay for a significant number of our employees and reducing pay for nearly all employees not placed on temporary leave in response to the COVID-19 outbreak for most of the first half of fiscal 2020 and the reduction of our workforce and reductions in store labor initiated at the end of the second quarter of fiscal 2020. Operating expenses during the nine months ended October 31, 2020 were offset by a gain from a settlement with a vendor of $9.0 million and government subsidies in the form of qualified payroll tax credits of $9.3 million.

Impairment Charges- As a result of the material reduction in net sales and cash flows, we updated our impairment analysis at the store-level. In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During the nine months ended October 31, 2020, we recorded impairment charges of $122.9 million. Also, during the nine months ended October 31, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible, resulting in a full impairment due to the lack of projected cash flows over the remaining useful life.

Also as a result of the material reduction in net sales and cash flows and the decrease in the Company's market capitalization due to the impact of the COVID-19 outbreak on macroeconomic conditions, we updated our impairment analysis for goodwill and other indefinite-lived intangible assets. Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during the nine months ended October 31, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

Interest Expense, net- For the nine months ended October 31, 2020, interest expense increased over the same period last year due to additional debt under our new ABL Revolver and Term Loan, which have higher interest rates.

Income Taxes- Our effective tax rate changed from 24.6% for the nine months ended November 2, 2019 to 33.4% for the nine months ended October 31, 2020. The increase in the effective tax rate was primarily driven by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35% pursuant to the CARES Act.

Seasonality

Our business has historically been subject to seasonal merchandise trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter and new fall styles are primarily introduced in the third quarter. The COVID-19 outbreak negatively impacted our peak spring and fall selling seasons and we expect that the trends that we have experienced historically may change for the remainder of fiscal 2020. With our customers staying home, there has been a clear shift in consumer behavior and preferences to increased demand for athleisure and casual products and away from dress and seasonal categories, which may result in changes in seasonal cadence. In addition, the recent resurgence of COVID-19 may further adversely impact our results of operations.

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

Operating Cash Flows

For the nine months ended October 31, 2020, net cash used in operations was $106.3 million compared to net cash provided by operations of $118.1 million for the nine months ended November 2, 2019. The change was driven by the net loss incurred during fiscal 2020 as a result of the COVID-19 outbreak, which was partially offset by measures we implemented to manage our working capital to preserve liquidity, including renegotiating vendor and landlord terms, reducing inventory orders, and significantly cutting costs.

Investing Cash Flows

For the nine months ended October 31, 2020, our net cash provided by investing activities was $6.8 million, which was due to the liquidation of our available-for sale-securities, the proceeds from a settlement from a vendor, and capital expenditures of $26.9 million, which were reduced in order to preserve liquidity. During the nine months ended November 2, 2019, our net cash used in investing activities was $10.3 million, which was due to capital expenditures of $59.6 million exceeding the net liquidation of our available-for-sale securities and the proceeds from a working capital settlement related to our Camuto Group acquisition.

Financing Cash Flows

For the nine months ended October 31, 2020, our net cash provided by financing activities was $127.2 million compared to net cash used in financing activities of $120.6 million for the nine months ended November 2, 2019. During the nine months ended October 31, 2020, we had net proceeds from borrowings from our ABL Revolver and Term Loan offset by the settlement of borrowings under the Credit Facility and the payment of debt issuance costs associated with the changes we made to our debt structure. We also significantly reduced the amount of dividends paid as we reduced the dividends paid during the first quarter of fiscal 2020 and did not pay any dividends during the second and third quarters of fiscal 2020. During the nine months ended November 2, 2019, net cash used in financing activities was primarily related to the payment of dividends and the repurchase of Class A common shares partially financed using our Credit Facility.

Debt

ABL Revolver- On August 7, 2020, we replaced our Credit Facility with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowings, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Term Loan. The amount of credit available is limited to a borrowing base based on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of October 31, 2020, the ABL Revolver had a borrowing base of $400.0 million, with $100.0 million outstanding and $5.0 million in letters of credit issued, resulting in $295.0 million available for borrowings.

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month London Interbank Offered Rate ("LIBOR") plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.25% as of October 31, 2020. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

Term Loan- On August 7, 2020, we also entered into a $250.0 million Term Loan. The Term Loan requires minimum quarterly principal payments with the remaining outstanding balance due in August 2025. The Term Loan has limited prepayment requirements under certain conditions. The Term Loan is collateralized by a first priority lien on substantially all of our personal and real property (subject to certain exceptions), including investment property and intellectual property, and by a second priority lien on certain other personal property, primarily credit card receivables and inventory, that constitute first priority collateral for the ABL Revolver.

Borrowings under the Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 3.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%, with an interest rate of 9.75% as of October 31, 2020.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Term Loan includes a springing covenant imposing a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. We are restricted from paying dividends or repurchasing stock until the third quarter of fiscal 2021 at the earliest, after which certain limitations apply. Both the ABL Revolver and the Term Loan contain customary events of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

Capital Expenditure Plans

We expect to spend approximately $30.0 million to $35.0 million for capital expenditures in fiscal 2020, of which we invested $26.9 million during the nine months ended October 31, 2020. Our capital expenditures for the remainder of the year will depend primarily on the number of store projects, as well as infrastructure and information technology projects that we undertake and the timing of these expenditures.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any material off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of October 31, 2020:

	Payments due by Period
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease liabilities	$1,056,867	$259,702	$389,097	$224,418	$183,650
Debt, including estimated interest payments (1)	447,030	89,662	65,768	291,600	—
Minimum license commitments(2)	253,095	34,556	69,304	62,674	86,561
Purchase obligations(3)	8,064	6,989	1,075	—	—
Total	$1,765,056	$390,909	$525,244	$578,692	$270,211

(1)    Interest payments on our ABL Revolver and Term Loan were estimated using their respective interest rate as of October 31, 2020 and assuming interest payments on $100.0 million outstanding on our ABL Revolver through the maturity date of August 2025.
(2)    Minimum license commitments include guaranteed minimum royalties, including amounts due to ABG-Camuto, and fixed licensing and other fees due to other parties.
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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. On March 18, 2020, to help control the spread of the virus and protect the health and safety of our customers, employees, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. As this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, and liquidity management, as well as reductions to our expense and capital expenditure plans.

Following the earlier easing of stay-at-home orders and other state-imposed restrictions on non-essential businesses during the second quarter and into the third quarter of fiscal 2020, we re-opened all of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. In July 2020, we implemented an internal reorganization and reduction of our workforce, resulting in the elimination of approximately 1,000 associate positions, including over 200 vacant positions that will not be filled.

Although all of our stores were open at the end of the third quarter of fiscal 2020, we experienced during the quarter, and have continued to experience, significantly reduced customer traffic and net sales. Our retail customers in the Brand Portfolio Segment are having similar experiences. Given the continuation of overall depressed consumer sentiment, customer behavior has been and may continue to be slow to return to pre-COVID-19 patterns and levels, if at all. We have continued to serve our customers through our e-commerce businesses during the period that our stores were closed and beyond, but store closures primarily during the first half of fiscal 2020 and continuing reduced customer traffic, resulted in a sharp decline in our net sales and cash flows.

The COVID-19 pandemic remains challenging, and with the resurgence of the COVID-19 outbreak and related restrictions imposed by state and local government authorities designed to slow the virus's spread, we may be required to close stores in certain locations that we only recently re-opened. The ongoing and prolonged nature of the outbreak has continued to adversely impact our business and may lead to further adjustments to store operations, as well as continue to drive changes in customer behaviors and preferences during our peak fall season, including reductions in consumer spending, which may necessitate further shifts in our business model. As such, the ultimate impacts of the COVID-19 outbreak to our businesses remain highly uncertain and we may have additional write-downs of inventories, accounts receivables, long-lived assets, intangibles, and goodwill and an inability to realize deferred tax assets.

Losses or disruptions associated with our distribution systems, including our distribution and fulfillment centers and our stores, could have a material adverse effect on our business and operations.

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

Our distribution system is dependent on the timely performance of services by third parties. Our third-party vendors may be the victim of cyber-related attacks that could lead to operational disruptions that could have an adverse effect on our ability to fulfill customer orders. The COVID-19 pandemic could also impact our ability to timely meet our customers’ needs for fulfillment due to disruptions with third-party vendors, carriers, and other service providers, as well as increased freight and logistics costs. We are also subject to risk of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results. If we encounter problems with our ability to timely and satisfactorily fulfill customer orders, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could have a material adverse effect on our business.

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

We have international operations in China, Canada, and Brazil. Our international operations may be adversely affected by the COVID-19 outbreak. For example, all of the products we manufacture in the Brand Portfolio segment come from third-party facilities outside of the U.S., with 83% sourced from China during fiscal 2019, whereas our U.S. Retail and Canada Retail merchandise is purchased from both domestic and foreign vendors. Many of our domestic vendors import a large portion of their merchandise from abroad, with the majority manufactured in China. The COVID-19 outbreak has led to work and travel restrictions within, to, and out of mainland China, which in turn may affect our manufacturers as well as our vendors’ manufacturers. The COVID-19 outbreak also may make it difficult for our suppliers and our vendors’ suppliers to source raw materials from, manufacture goods in, and export products from China and other countries. If the severity and reach of the COVID-19 outbreak continues or worsens, there may be significant and material disruptions to our supply chain and operations, which could have a material adverse effect on our financial position, results of operations, and cash flows.

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

On August 12, 2020, Stein Mart, the primary customer within the Other segment, filed for relief under Chapter 11 of the United States Bankruptcy Code and announced its plan to liquidate inventory. The ultimate outcome of the filing and liquidation sale is subject to the oversight and approval of the bankruptcy court. As of the end of the third quarter of fiscal 2020, all stores have been closed with no remaining inventory on hand and only an immaterial amount of receivables to collect.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program (the "Repurchase Program"), which was added to the $33.5 million remaining from the previous authorization. The Repurchase Program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Any share repurchases will be completed in the open market at times and in amounts considered appropriate based on price and market conditions.

The payment of dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors.

The ABL Revolver and the Term Loan each contain customary covenants restricting our ability to pay dividends or repurchase stock. We are restricted from paying dividends or repurchasing stock until the third quarter of fiscal 2021 at the earliest, after which certain limitations apply. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt. We currently do not anticipate paying dividends or repurchasing additional shares under the Repurchase Program.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
1.1
Equity Distribution Agreement, dated September 4, 2020, by and between the Company and BMO Capital Markets Corp. Incorporated by reference to Exhibit 1.1 to Form 10-Q (filed no. 001-32545) filed September 4, 2020.

10.1
Term Loan Credit Agreement, dated August 7, 2020, among Designer Brands Inc., as the lead borrower, Designer Brands Canada Inc., as the Canadian Borrower, certain of its domestic and Canadian subsidiaries as guarantors, the lenders party thereto, and Sixth Street Specialty Lending, Inc. as Administrative Agent and Lead Arranger. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed August 7, 2020.

10.2
ABL Credit Agreement, dated August 7, 2020, among Designer Brands Inc., as the lead borrower, Designer Brands Canada Inc., as a Canadian Borrower, certain of its domestic and Canadian subsidiaries that may become borrowers thereunder, the Company's domestic and Canadian subsidiaries as guarantors, the lenders party thereto, and PNC Bank, National Association as administrative agent of the lenders. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-32545) filed August 7, 2020.

10.3*	Transition Services and General Release Agreement, dated September 19, 2020, between Designer Brands Inc. and Simon Nankervis.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1**	Section 1350 Certification - Principal Executive Officer.
32.2**	Section 1350 Certification - Principal Financial Officer.
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	December 9, 2020	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)