Form 10-K
period 2021-01-30
Designer Brands Inc.
filed 2021-03-22
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant's Class A common shares held by non-affiliates of the registrant as of August 1, 2020, was $354,868,881.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2021: 64,669,262 Class A common shares and 7,732,786 Class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on
Form 10-K.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Annual Report on Form 10-K (this "Form 10-K") mean Designer Brands Inc. and its subsidiaries.

We own many trademarks and service marks. This Form 10-K may contain trademarks, trade dress, and tradenames of other companies. Use or display of other parties' trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.

i

Table of Contents
DESIGNER BRANDS INC.

ii

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-K may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under Part I, Item 1A. Risk Factors, there are a number of important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
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
•our ability to protect the health and safety of our associates and our customers, which may be affected by current or future government regulations related to stay-at-home orders and orders related to the operation of non-essential businesses;
•risks related to our international operations, including international trade, our reliance on foreign sources for merchandise, exposure to political, economic, operational, compliance and other risks, and fluctuations in foreign currency exchange rates;
•maintaining strong relationships with our vendors, manufacturers, licensors, and retailer customers;
•our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;
•risks related to restrictions on our senior secured asset-based revolving credit facility ("ABL Revolver") and senior secured term loan ("Term Loan") that could limit our ability to fund operations;
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
•our ability to provide customers cost-effective shopping platforms; and
•uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation.

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

iii

PART I

ITEM 1.    BUSINESS

Overview

Designer Brands Inc., originally founded as DSW Inc., is one of North America's largest designers, producers and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company, Shoe Warehouse, and DSW banners through its Canada stores and e-commerce sites. Together, the U.S. Retail and Canada Retail segments are referred to as the "retail segments." The Brand Portfolio segment earns revenue from the sale of wholesale products to retailers, commission for serving retailers as the design and buying agent for products under private labels (which we refer to as "First Cost"), and the sale of branded products through the direct-to-consumer e-commerce site at www.vincecamuto.com.

Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year.

Retail Segments

Banners

Our DSW banners, both in the U.S. and in Canada, are the destination for on-trend and fashion-forward footwear and accessory brands at a great value every single day. We offer a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids. The Shoe Company and Shoe Warehouse banners in Canada offer on-trend footwear and accessory brands that target every-day family styles at a great value every single day. We offer a select assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids, with a significant number of our products geared towards athletic and kids.

Our e-commerce platforms offer customers access from a variety of devices through the Internet, with mobile-optimized sites, and our mobile application. Our omni-channel capabilities allow customers to order a wide range of styles, sizes, widths and categories. Online orders in the U.S. and Canada can be fulfilled from any one of our stores. Online orders from the U.S. can also be fulfilled from our fulfillment center or directly from our suppliers (referred to as "drop ship"). Our order routing optimization system determines the best location to fulfill digitally demanded products, which allows us to optimize our operating profit. To further meet customer demand of how they receive products, we provide our customers options to Buy Online Pick Up in Store, Buy Online Ship to Store, and Curbside Pickup. Likewise, returns may be shipped to us or brought back to any of our locations.

Assortment

We sell a large assortment of brand name, designer and exclusive branded merchandise. During fiscal 2020, we experienced a shift in customer preferences from dress toward casual and athletic offerings (referred to as "athleisure"). We plan to continue to expand our athleisure and kids’ products, and offer customers stylish exclusive brands, including the Vince Camuto, Lucky, and Jessica Simpson brands. We believe that our increased penetration in the athletic market, coupled with our historical success in dress and seasonal with a fully integrated supply chain supported by our Brand Portfolio segment, position us to be a premier footwear retailer for the entire family's needs over the long term.

We purchase directly from approximately 480 domestic and foreign vendors. During fiscal 2020, the retail segments purchased approximately 8% of our merchandise through the Brand Portfolio segment, including First Cost sourced exclusive branded products and wholesale purchases of licensed products. Our other vendors include suppliers who manufacture their own merchandise, or supply merchandise manufactured by others, or both. Our top three unrelated third-party vendors in the aggregate supply approximately 22% of our retail merchandise.

We separate our merchandise into four primary categories: women’s footwear, men’s footwear, kids' footwear, and accessories and other. Refer to Note 3, Revenue, of the Consolidated Financial Statements of this Form 10-K for the U.S. Retail and Canada Retail segments' total net sales attributable to each merchandise category.

Loyalty Programs

We invite customers to join our VIP rewards programs, where members in the U.S. and Canada earn points towards discounts on future purchases. As of January 30, 2021, we have approximately 30 million members enrolled in our loyalty programs who have made at least one purchase over the last two years. In fiscal 2020, shoppers in the loyalty programs generated approximately 84% of the combined U.S. Retail and Canada Retail segments' net sales. We believe that our VIP rewards programs continue to provide timely customer insights and create stronger customer engagement while driving a higher-than-average level of customer spend.

Distribution and Fulfillment

For our U.S. Retail segment operations, the majority of our inventory is shipped directly from suppliers to our distribution center in Columbus, Ohio and a West Coast facility operated by a third party, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to the stores. Our inventory can also be shipped directly from our fulfillment center, also located in Columbus, Ohio, and supported by a third-party service provider, to our customers. For our Canada Retail segment, we engage a logistics service provider to receive purchases and distribute them to our stores. Through our ship-from-store capability, both in the U.S. and in Canada, inventory is shipped directly from our stores to customers. Through our drop ship program, inventory is shipped from the vendor's warehouse directly to the customer.

Inventory management is important to our business as we manage our inventory levels based on anticipated sales and the delivery requirements of our customers. Our inventory strategy is focused on continuing to meet consumer demand while improving our efficiency over the long term by putting systems and processes in place. During fiscal 2020, we made significant efforts to reduce our inventory exposure and increase our focus on athletic, casual kids, and the top 50 brands in footwear.

Brand Portfolio Segment

Our Brand Portfolio segment designs, develops and sources in-season fashion footwear and accessories through Camuto LLC, a wholly owned subsidiary doing business as "Camuto Group," for the sale of wholesale merchandise to our retail segments and other retailer customers. Our First Cost model earns commission-based income for serving retailers as their design and buying agent while leveraging our overall design and sourcing infrastructure. In addition, we sell branded products on the direct-to-consumer e-commerce site at www.vincecamuto.com. Refer to Note 3, Revenue, of the Consolidated Financial Statements of this Form 10-K for the Brand Portfolio segments' total net sales attributable to each channel.

Licensing Rights

Through Camuto Group, we own footwear, and in some cases handbag, licensing rights of Jessica Simpson, Lucky Brand, and, through a joint venture, Jennifer Lopez. In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we have a 40% stake in ABG-Camuto, LLC ("ABG-Camuto"), a joint venture that acquired several intellectual property rights, including Vince Camuto, Louise et Cie, and others. ABG-Camuto is responsible for the growth and marketing of the brands held by the joint venture. We have entered into a licensing agreement with ABG-Camuto whereby we pay royalties to ABG-Camuto, with the royalty expense included in our cost of sales on the consolidated statements of operations, based on the sales of footwear, handbags and jewelry, subject to guaranteed minimums. ABG-Camuto also earns royalties on sales from third parties that license the brand names to produce non-footwear product categories. Given our 40% ownership interest in ABG-Camuto, we recognize earnings under the equity method, which is included within the Brand Portfolio segment as ABG-Camuto and considered an integral part of the Brand Portfolio segment business.

Sourcing and Distribution

We source each of our product lines based on the individual design, style and quality specifications of the products. We do not own or operate manufacturing facilities; rather, we use our sourcing offices in China and Brazil to procure our products from third-party manufacturers. Prior to production, our sourcing offices inspect samples and prototypes of each style and monitor the quality of the production process. We manage our inventory levels based on existing orders and anticipated sales. During fiscal 2020, we adjusted production to be more aligned with customer demand as we saw a shift away from traditional dress and seasonal.

The manufacturers of our products are required to meet our quality, human rights, local compliance, safety and other standard requirements. These vendors are expected to respect local laws, rules and regulations of the countries in which they operate and have pledged to follow the standards set forth in the Company’s Vendor Code of Conduct, which details our dedication to human rights, labor rights, environmental responsibility, and workplace safety. The majority of our inventory is shipped directly from factories in foreign countries to our distribution center in Westampton, New Jersey, where our wholesale inventory is then processed, sorted and provided to our customers' shipping carriers.

The following table presents the percentages of the Brand Portfolio segment's merchandise units sourced by country:

	Fiscal
	2020	2019
China	73%	83%
Vietnam	13%	8%
Brazil	7%	2%
All other foreign locations	7%	7%

Competition

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, brand-oriented discounters, multi-channel specialty retailers and brand suppliers. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with owned and licensed brands that are well known.

Human Capital Resources

We believe the strength of our workforce is critical to our success. Our associates strive every day to create a welcoming and inclusive environment for our customers. One of our core strategies is to invest in and support our associates to differentiate our products and experiences in the competitive footwear market, including the following areas of focus described below.

Workforce

Our key human capital management objectives are to attract, retain, and develop the highest quality talent. To support these objectives, our human resources programs are aimed to:
•develop associates to prepare them for critical roles and leadership positions for the future;
•reward and support associates through competitive pay, benefit, and perquisite programs;
•enhance our culture through efforts aimed at making the workplace more engaging and inclusive;
•acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce;
•engage associates as brand ambassadors of our products and experiences; and
•evolve and invest in technology, tools, and resources to support our associates at work.

As of January 30, 2021, we employed approximately 11,400 people worldwide, including approximately 9,500 in the U.S. During fiscal 2020, the COVID-19 pandemic had a significant impact on our business, operations, and workforce and resulted in significant variances in our human capital metrics, such as headcount, compared to prior years.

Total Rewards

To remain an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation practices, benefit programs and other associate resources. We have a history of investing in our workforce and offer comprehensive, relevant, and innovative benefits to eligible associates in the U.S.

Compensation Related-
•We provide market competitive wages and salaries, targeting the middle of the market in most cases.
•We establish a minimum starting pay rate for each U.S. store that exceeds the federal minimum wage and typically exceeds the state minimum wage.
•Our incentive plans provide additional cash compensation upon the achievement of results that exceed defined Company goals and are available to store management, distribution center, call center, and corporate support center associates.
•We provide stock-based long-term incentives for leaders that align with the interests of shareholders.
•We provide retirement benefits through our safe harbor 401(k) Plan, with employer matching contributions up to 4% of associate contributions.

Health & Wellness Related-
•For fiscal 2020, we adopted a special COVID-19 paid leave policy that provided up to two weeks of pay for associates who contracted the virus, were involuntarily quarantined because of the virus, or were without work due to changes in our store hours or production schedules as a result of the virus.
•Subsidized backup childcare is provided to "front-line" associates who work in our stores, distribution centers, and the call center who need emergency childcare services, especially in light of the COVID-19 pandemic.
•All associates are provided free access to a national network resource to locate babysitters and nannies, cleared by a background check, as well as discounts on tutoring, and day care centers.
•Free counseling and support, including access to licensed counselors and work/life and bereavement specialists, is available to all associates and family members 24/7/365. In addition to telephonic access, virtual tools were added in fiscal 2020 to better meet the needs of our associates.
•To better support our associates’ mental health and well-being, we conducted Mental Health First Aid training with our human resources personnel who support various associate populations through a program created by Mental Health America.
•Comprehensive health insurance coverage is available to all full-time associates through multiple medical plans, which also include prescription and vision insurance. Other benefits provided to associates and their dependents who are enrolled in a medical plan include:
◦Concierge care coordinators and nurses who provide assistance with all aspects of our health plan including clinical support for health conditions, locating high quality doctors, enrolling in benefit plans, advocating to resolve insurance billing issues, connecting to available community resources and answering member benefit questions.
◦Unlimited telemedicine access to U.S. board-certified physicians, via phone or video conference, is available to all full-time associates for general medical, dermatology, and mental health services.
◦Fertility services are available through a premier fertility partner who provides concierge support and access to leading fertility centers of excellence across the nation. Our medical plan covers up to two cycles of IVF or other fertility services in addition to necessary fertility medication and testing.
◦Maternity and parenting tools to assist before, throughout, and beyond pregnancy are available to all full-time associates through a navigation application with capabilities to phone or text a nurse. The application helps associates discover tools and resources available throughout a maternity/paternity leave of absence, as well as the subsequent return to work. In addition, we welcome the arrival of new family members with an after-birth care package.
•Paid leave time programs are available to all full-time associates and include short-term disability, paid parental leave, military pay, jury duty, and bereavement pay.
•Free legal help is available to all associates in areas such as civil/criminal needs, family disputes, immigration law, landlord/tenant issues, and basic document preparation.
•Free financial help, including debt counseling, lease/purchase guidance, taxes, financial planning, and college funding, is available to all associates.

•Adoption assistance is available to all full-time associates with reimbursement up to $10,000 of eligible expenses for each adoption.
•Tuition reimbursement up to $5,250 per year is available to all full-time associates and matched tuition benefits are available through an accredited online university partner.
•Discounts for all associates on DSW, American Eagle Outfitters/Aerie, and American Signature/Value City Furniture products.
•Associate accomplishments and work anniversaries, starting with one year of service, are recognized and rewarded through our web based "Inspire Greatness" recognition program.

Diversity, Equity, & Inclusion ("DE&I")

We support diversity, equity, and inclusion. We believe:
•Diversity is the celebration of the ways we are alike, as well as unique.
•Equity compels us to be fair, while also recognizing the need to treat others differently in order to mitigate the risk of inadvertently perpetuating systemic barriers.
•Inclusion is the act of ensuring our differences are not only acknowledged, but also welcomed and valued.

We strive to inspire self-expression, authenticity, and empowerment to drive the best possible experiences for our associates, customers, and communities. Formal ways for associates to get involved and help advance our DE&I strategy include:
•Business Resource Groups ("BRGs") are voluntary, associate-led groups organized around a common diversity dimension to foster an inclusive, engaging work environment for all.
•Community Interest Groups ("CIGs") are voluntary, associate-led groups based on a common passion or interest to drive a sense of community and shared purpose.
•Councils are voluntary, associate-led groups organized to create a sense of inclusion and belonging for those who work in our stores, distribution centers, and fulfillment centers.

No group is exclusive; all groups are open to any associate who wants to join, and associates can be a member of one or more groups. Our BRGs, CIGs and Councils provide a unique strategic perspective of shared experience, background, and allyship, while promoting diversity in our workplace and community.

Our DE&I principles are also reflected in our associate training programs, which address our policies against harassment, bullying, and bias in the workplace. In fiscal 2020, a Racism Matters webinar series was utilized to address systemic racism and ensure we continue to create an inclusive culture for all associates. Recognizing and respecting our customer base, we strive to maintain a diverse and inclusive workforce. In the U.S., over 80% of our associates are female and over 50% of the associate population is comprised of people of color. Additionally, women make up 40% of the Company’s Board of Directors.

Mr. Rawlins, Designer Brands' Chief Executive Officer ("CEO"), is a proud signatory of the CEO Action for Diversity & Inclusion Pledge, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. This demonstrates our goals of cultivating open dialogue, expanding diversity training, sharing best practices with other companies, and engaging our Board of Directors in the evaluation of our progress. For the second year in a row, Designer Brands has been recognized for its LGBTQ+ inclusion efforts with a perfect score on the Human Rights Campaign’s ("HRC") Corporate Equality Index. A perfect score places us on HRC’s "Best Places to Work for LGBT Equality" list.

We are on a journey to promote greater levels of DE&I in everything we do. While much progress has been made, we know there is still a long way to go. We will continue to challenge our own biases, initiate difficult conversations in meaningful ways, engage diverse perspectives to drive innovation, and intentionally evolve our operating strategies to advance this important work.

Talent Development

To help our associates succeed in their roles, we emphasize continuous learning and development opportunities. Training provided through our online learning platform includes a wide variety of topics and is designed to address the needs of our entire workforce, from entry-level associates to our most senior executives. We invest resources in professional development and growth as a means of improving associate performance, engagement, and retention. During fiscal 2020, over 11,000 associates took training courses via our online learning platform. We believe that our continued focus on frequent and constructive performance feedback, talent reviews, succession planning, and retention, have contributed to a strong internal promotion rate.

Associate Engagement

We provide all associates with the opportunity to share their opinions and feedback on their employment experience through an engagement survey that is generally performed every two years across all business segments. Results of the survey are measured and analyzed with a goal of enhancing the associate experience, strengthen engagement and retention, and drive change. In addition to Company-led surveys, leaders are encouraged to conduct "skip level" touch bases, host round table chats, and conduct follow-up activities to better understand associate feedback. Also, upon exiting the Company, associates who voluntarily leave the business are provided an exit survey to help us measure satisfaction and engagement specific to what factors may have contributed to pursing another opportunity.

DBI Gives

We strive to give back and DBI Gives is our philanthropic program that has two main areas of focus:
1.Empowerment- Support organizations that prioritize empowerment and build self-confidence without discrimination.
2.Community- The places where we live and work mean everything to us. As a result, we support the organizations that put local communities first.

DBI Gives has three primary areas of partnership:
1.SOLES4SOULS- Soles4Souls creates sustainable jobs and provides relief through the distribution of shoes and clothing around the world. Since 2006, Soles4Souls has distributed more than 30 million pairs of new and gently worn shoes. We are proud to have donated nearly four million of those pairs during our partnership.
2.Two Ten Footwear Foundation- Two Ten provides scholarships and financial aid to people working in the footwear industry, as well as free counseling and community resources.
3.Hometown Partnerships- We continually focus on what it means to be a good corporate citizen. From annual United Way fundraisers, American Red Cross blood drives, local nonprofit partnerships, and associate volunteering efforts, we always look for ways to help and better the communities in which we operate.

Government Regulations

Our business activities are global and subject to various federal, state, local, and foreign laws, rules and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. For more information on the potential impacts of government regulations affecting our business, see Item 1A. Risk Factors.

Intellectual Property

We have registered a number of trademarks, service marks and domain names in the U.S., Canada and internationally, including DSW®, DSW Shoe Warehouse® and DSW Designer Shoe Warehouse®. We also have a 40% interest in ABG-Camuto, which holds the intellectual property rights of Vince Camuto®, Louise et Cie®, and others. We believe our trademarks and service marks have significant value and are important to building our name recognition. We also hold patents related to our unique store fixtures, which gives us greater efficiency in stocking and operating those stores that currently have the fixtures. We vigorously protect our patented fixture designs, as well as our packaging, private brand names, store design elements, marketing slogans and graphics.

Seasonality

Our business is generally subject to seasonal trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter and new fall styles are primarily introduced in the third quarter. During fiscal 2020, we did not experience the typical seasonal trends due to customer behavior impacted by COVID-19.

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

We have included our website addresses throughout this report as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-K.

ITEM 1A.    RISK FACTORS

In addition to the other information in this Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating Designer Brands Inc. If any of the events described below occurs, our business, financial condition, results of operations and future growth prospects could be adversely affected.

Risks Relating to Our Business

The COVID-19 outbreak has had, and may continue to have, a material adverse impact on our business, operations, liquidity, financial condition, and results of operations.

In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") outbreak a pandemic. On March 18, 2020, to help control the spread of the virus and protect the health and safety of our customers, associates, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. As this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, and liquidity management, as well as reductions to our expense and capital expenditure plans.

During the second quarter and into the third quarter of fiscal 2020, we re-opened all of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. Beginning in July 2020, we initiated an internal reorganization and reduction of our workforce with additional actions taken throughout fiscal 2020, resulting in the elimination of approximately 1,000 associate positions, including over 200 vacant positions that will not be filled.

Following the re-opening of stores, we experienced and have continued to experience significantly reduced customer traffic and net sales, which included subsequent store closures and reduced hours in certain areas, primarily in Canada, where government-imposed restrictions were mandated. Our retail customers in the Brand Portfolio segment have had and are having similar experiences. Given the continuation of overall depressed consumer sentiment, customer behavior has been and may continue to be slow to return to pre-COVID-19 patterns and levels, if at all. We have continued to serve our customers through our e-commerce businesses during the period that our stores were closed and beyond, but store closures primarily during the first half of fiscal 2020 and continuing reduced customer traffic resulted in a sharp decline in our net sales and cash flows.

The COVID-19 pandemic remains challenging and unpredictable. The ongoing and prolonged nature of the outbreak has continued to adversely impact our business and may lead to further adjustments to store operations, as well as continue to drive changes in customer behaviors and preferences, including reductions in consumer spending, which may necessitate further shifts in our business model. As such, the ultimate impacts of the COVID-19 outbreak to our businesses remain highly uncertain and will depend on future developments, including the widespread availability, use and effectiveness of vaccines, which are highly uncertain and cannot be predicted. We may have additional write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

Losses or disruptions associated with our distribution systems, including our distribution and fulfillment centers and our stores, could have a material adverse effect on our business and operations.

For our U.S. Retail segment operations, the majority of our inventory is shipped directly from suppliers to our distribution center in Columbus, Ohio and a West Coast facility operated by a third party, where the inventory is then processed, sorted and shipped to one of our pool locations located throughout the country and then on to the stores. Our inventory can also be shipped directly from our fulfillment center, also located in Columbus, Ohio, and supported by a third-party service provider, to our customers. For our Canada Retail segment, we engage a logistics service provider to receive purchases and distribute them to our stores. Through our ship-from-store capability, both in the U.S. and in Canada, inventory is shipped directly from our stores to customers. Through our drop ship program, inventory is shipped from the vendor's warehouse directly to the customer. For our Brand Portfolio segment, the majority of our inventory is shipped directly from factories in foreign countries to our distribution center in Westampton, New Jersey, where our wholesale inventory is then processed, sorted and provided to our customers' shipping carriers.

Our operating results depend on the orderly operation of our receiving, distribution, and fulfillment processes, which in turn depends on vendors' adherence to shipping schedules and our effective management of our facilities. We may not anticipate all the changing demands that our operations will impose on our receiving, distribution, and fulfillment system, and events beyond our control, such as disruptions in operations due to public health threats, such as the COVID-19 outbreak, integration of new stores or customers, catastrophic events, labor disagreements, or shipping problems, any of which may result in delays in the delivery of merchandise to our stores and customers. We rely on the flow of goods through ports worldwide on a consistent basis from factories and suppliers. Disruptions at ports could create significant risks for our business, particularly if these disruptions occur during peak importing times. For example, COVID-19 has resulted in delays at ports due to shipping backlog, availability of vessels, capacity constraints, and other disruptions. If we experience significant delays in receiving product, this could result in canceled orders by retailer customers, unanticipated inventory shortages or receipt of seasonal product after the peak selling season, and increased expense of air freight, which could have a material adverse effect on our business and operations.

Our distribution system is dependent on the timely performance of services by third parties. Our third-party vendors may be the victim of cyber-related attacks that could lead to operational disruptions that could have an adverse effect on our ability to fulfill customer orders. The COVID-19 pandemic could also impact our ability to timely meet our customers’ needs for fulfillment due to disruptions with third-party vendors, carriers, and other service providers, as well as increased freight and logistics costs. We are also subject to risk of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results. If we encounter problems with our ability to timely and satisfactorily fulfill customer orders, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies, we could have a material adverse effect on our business. While we maintain business interruption and property insurance, in the event any of our distribution and fulfillment centers shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at our distribution and fulfillment centers, our insurance may not be sufficient to cover the impact to the business.

Measures intended to prevent the spread of COVID-19 may negatively impact our operations.

In response to the COVID-19 outbreak and the government mandates implemented to control its spread, most of our corporate office associates are working remotely. If our associates are unable to work effectively as a result of the COVID-19 outbreak, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government-imposed penalty.

COVID-19 may negatively impact our international operations, including, but not limited to, our foreign sources of merchandise.

We have international operations in China, Canada, and Brazil, which may be adversely affected by the COVID-19 outbreak. For example, all of the products we manufacture in the Brand Portfolio segment come from third-party facilities outside of the U.S., with 73% sourced from China during fiscal 2020, whereas our U.S. Retail and Canada Retail merchandise is purchased from both domestic and foreign vendors. Many of our domestic vendors import a large portion of their merchandise from abroad, with the majority manufactured in China. The COVID-19 outbreak has led to work and travel restrictions within, to, and out of mainland China, which in turn may affect our manufacturers as well as our vendors’ manufacturers. The COVID-19 outbreak also may make it difficult for our suppliers and our vendors’ suppliers to source raw materials from, manufacture goods in, and export products from China and other countries. If the severity and reach of the COVID-19 outbreak continues or worsens, there may be significant and material disruptions to our supply chain and operations, which could have a material adverse effect on our financial position, results of operations, and cash flows.

The success of our Camuto Group business is dependent on the strength of our relationships with our retailer customers, and reductions in or loss of sales to such customers as a result of the COVID-19 outbreak could have a material adverse effect on our financial performance.

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

Our success depends, to a significant extent, on the willingness and ability of our vendors to supply us with merchandise that meets our changing customer expectations, especially as we concentrate our receipts to fewer branded vendors. If we fail to maintain strong relationships with these vendors or if they fail to ensure the quality of merchandise they supply us, our ability to provide our customers with merchandise they want at favorable prices may be limited, which could have a negative impact on our business. Decisions by vendors not to sell to us or to limit the availability of their products to us could have a negative impact on our business. In addition, our inability to stock our sales channels with desired merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. Further, if our merchandise costs increase due to increases incurred by our vendors in raw materials, energy, labor, or duties and taxes on imports, or other reasons, our ability to respond or the effect of our response could adversely affect our net sales or gross profit. During fiscal 2020, three key third-party vendors together supplied approximately 22% of our retail merchandise. For fiscal 2021, we expect these and other high-volume vendors to become more concentrated for our total purchases. The loss of, or a reduction in, the amount and quality of merchandise supplied by any one of these vendors could have an adverse effect on our business. In addition, any negative brand image, widespread product defects, or negative publicity related to these key vendors, or other vendors, could have a material adverse effect on our reputation and on our business.

Our ABL Revolver and Term Loan have restrictions that could limit our ability to fund operations, which could adversely affect our business.

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

We use the ABL Revolver for borrowings and to secure letters of credit, both of which reduce the amount of available credit. The actual amount that is available under the ABL Revolver fluctuates, due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and outstanding borrowings. Consequently, it is possible that, should we need to access any additional funds from our ABL Revolver, it may not be available in full.

Our international operations expose us to political, economic, operational, compliance and other risks.

We have international operations in various locations, including China, Canada, and Brazil. The success of our international operations may be adversely affected by political, economic and social conditions beyond our control, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-bribery, anti-corruption, labor and currency laws and regulations. Risks inherent in our existing and future operations also include, among others, public health threats, such as the COVID-19 outbreak, the costs and difficulties of managing operations outside of the U.S., possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, and greater difficulty in enforcing intellectual property rights. For example, we rely on manufacturers that operate outside the U.S., including China, Vietnam, and Brazil, who may disclose our intellectual property or other proprietary information to competitors or third parties, which could result in the distribution and sale of counterfeit versions of our products. Additionally, foreign currency exchange rates and fluctuations may negatively impact our financial results. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

The success of our Camuto Group business is dependent on our third-party manufacturers and other business partners.

The success of our Camuto Group business depends on our ability to obtain products from our third-party manufacturers on a timely basis, on acceptable terms and to our specifications. We do not exert direct control over the manufacturers' operations and cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines or meet our product safety, social compliance, or quality standards. We typically do not have long-term supply contracts with our manufacturers, and the loss of any of our major manufacturers could disrupt our operations and adversely affect our business. In addition, we cannot predict the impact of global events such as inclement weather, natural disasters, public health threats, or acts of terrorism. Our manufacturers operate outside the U.S. and are also subject to additional risks associated with international trade, as discussed in more detail in other risk factors herein. If these third-party manufacturers do not perform their obligations, cease working with us, fail to meet our product safety, social compliance or quality standards, or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, such disruptions may cause product delays and shortages, failure to deliver quality products to our customers on a timely basis, and damage to our reputation, which could have a material adverse impact on our business and results of operations.

We are dependent on our customer loyalty programs and marketing to drive traffic, sales and loyalty, and any decrease in membership or purchases from members could have a material adverse effect on our business.

Customer traffic is influenced by our marketing and our loyalty programs. We rely on our loyalty programs to drive customer traffic, sales and purchase frequency. Loyalty members earn points toward discounts on future purchases through our VIP rewards programs in the U.S. and Canada. We employ a variety of marketing methods, including email, direct mail and social media, to communicate exclusive offers to our rewards members. As of January 30, 2021, we have approximately 30 million members enrolled in our loyalty programs who have made at least one purchase over the last two years. In fiscal 2020, shoppers in the loyalty programs generated approximately 84% of the combined U.S. Retail and Canada Retail segments' net sales. In the event that our rewards members do not continue to shop, we fail to add new members, the number of members decreases, or our marketing is not effective in driving customer traffic, such event could have a material adverse effect on our business.

Our failure to retain our existing senior management team and to continue to attract qualified new personnel could have a material adverse effect our business.

Our business requires disciplined execution at all levels of our organization, which requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of any of our key executives and sourcing and buying personnel, our business could be adversely affected. We have entered into employment agreements with several key executives and also offer compensation packages designed to attract and retain talent. Furthermore, our ability to manage our business will require us to continue to train, motivate and develop our associates to maintain a high level of talent for future challenges and succession planning. Competition for these types of personnel is intense, and we may not be successful in attracting and retaining the personnel required to grow and operate our business.

The loss or disruption of information technology services could affect our ability to implement our strategies and have a material adverse effect on our business.

Our information technology systems are an integral part of our strategies in efficiently operating our business, in managing operations and protecting against security risks related to our electronic processing and transmitting of confidential customer and associate data. The requirements to keep our information technology systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any system upgrades, implementation of new systems and the related change management processes required with new systems and our ability to prevent any future information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, specifically, our store and e-commerce operations, our distribution and fulfillment centers and our merchandising team. While we maintain business interruption and property insurance, in the event of a data center shutdown, our insurance may not be sufficient to cover the impact to the business.

Our e-commerce operations are important to our business and are subject to various risks of operating online and mobile selling capabilities such as the failure of our information technology infrastructure, including any third-party hardware or software, resulting in downtime or other technical issues; reliance on third-party logistics providers to deliver our products to customers; inability to respond to technological changes; violations of state or federal laws; credit card fraud; or other information security breaches. Failure to mitigate these risks could reduce e-commerce sales, damage our reputation, and have a material adverse effect on our business.

We face security risks related to our electronic processing of sensitive and confidential personal and business data. If we are unable to protect our data, a security breach could damage our reputation and have a material adverse effect on our business.

Given the nature of our business, we collect, process and retain sensitive and confidential customer and associate data, in addition to proprietary business information. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties. We may be vulnerable to a data compromise, computer viruses, physical and electronic break-ins, and similar disruptions, which may not be prevented by our efforts to secure our computer systems. Security measures in place include, but are not limited to, vulnerability scanning and patching, web-application firewalls, reverse-proxies, network firewalls, two-factor authentication, identity and access management, data encryption, point-to-point encryption and tokenization, intrusion detection and prevention devices, endpoint detection and response software, and data loss prevention software. Regular penetration tests of our networks are conducted by a third-party service provider and we leverage any findings to further enhance our security. We also employ secure file transfer options to provide security for processing, transmission and storage of confidential information. Our critical data is replicated and backed up to a separate secured data center. However, our efforts may not be able to prevent rapidly evolving types of cyberattacks and a successful breach of our computer systems could result in misappropriation of personal, payment or sensitive business information. In addition, we rely on associates, contractors and other third parties who may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train associates, pay higher insurance premiums, and engage third-party specialists for additional services. An information security breach involving confidential and personal data could damage our reputation and our customers' willingness to purchase from us. In addition, we may incur material liabilities and remediation costs as a result of an information security breach, including potential liability for stolen customer or associate data, repairing system damage or providing credit monitoring or other benefits to customers or associates affected by the breach. In the event we experience an information security breach, our insurance may not be sufficient to cover the impact to the business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data from loss or disclosure due to a security breach, including processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

We and our third-party service providers regularly experience cyberattacks aimed at disrupting services. If we or our third-party service providers experience security breaches that result in marketplace performance, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites and our reputation and market position could be harmed. Existing customers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all.

Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business and reputation.

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

The reputation and competitive position for our Camuto Group business are dependent on our ability to maintain the brands we license.

In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we formed ABG-Camuto, a joint venture in which we have a 40% interest. This joint venture acquired several intellectual property rights, including Vince Camuto, Louise et Cie, and others, and focuses on licensing and developing new category extensions to support the global growth of these brands. ABG-Camuto has entered into a licensing agreement with us, which will earn royalties from the net sales of Camuto Group under the brands acquired. In addition, we own footwear, and in some cases handbag, licensing rights of Jessica Simpson, Lucky Brand, and, through a joint venture, Jennifer Lopez.

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

Risks Relating to the External Environment

We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends and/or exacerbated as a result of the COVID-19 pandemic.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Many factors that may negatively influence consumer spending are becoming increasingly present as a result of COVID-19 and political instability, including high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, general uncertainty regarding the overall future political and economic environment, and recent large-

scale social unrest across much of the U.S. Consumer purchases of discretionary items, including our products, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Additionally, any of these adverse economic, political or social conditions may have the effect of directly or indirectly impacting our operating results in a negative manner. Moreover, we are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business.

We may be unable to compete in our highly competitive market, which could have a material adverse effect on our business.

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, brand-oriented discounters, multi-channel specialty retailers and brand suppliers. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with owned and licensed brands that are well known. Our success depends on our ability to remain competitive with respect to assortment, quality, convenience and value. The performance of our competitors, as well as a change in their pricing policies as a result of the current economic environment, marketing activities and other business strategies, could have a material adverse effect on our business.

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

Our business may be adversely affected if we are unable to provide our customers cost-effective shopping platforms that are able to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

As existing mobile devices and platforms evolve and new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in adjusting and developing applications for changes and alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract customers to our websites through these devices or are slow to develop versions of our websites that are more compatible with alternative devices or a mobile application, we may fail to capture a significant share of customers, which could have a material adverse effect on our business.

Further, we continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, our customer growth could be harmed, which could have a material adverse effect on our business, financial condition and operating results.

We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.

We face risks inherent in purchasing from foreign suppliers, such as: public health threats, including the COVID-19 outbreak; economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the U.S. or foreign countries from which our merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with foreign laws and with domestic and international labor standards. Such events may increase our costs and disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

We require our business partners to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control such third parties or their labor and business practices. The violation of labor or other laws by one of our vendors could have a material adverse effect on our business.

Legislative or regulatory initiatives related to climate change could have a material adverse effect on our business.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on our business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could have a material adverse effect our business. There is also increased focus, including by investors, customers, and other stakeholders, on these and other sustainability matters, including the use of plastic, energy, waste, and worker safety. Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to sustainability matters, which could also have a material adverse effect on our business, results of operations, financial position, and cash flows.

Uncertainty in future changes to legislation, regulatory reform or policies could have a material adverse effect on our business.

Tax laws, tariff, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions. Such changes, including additional taxes and tariffs, may result in additional costs to our business and could require us to increase prices to our customers or, if unable to do so, result in a material adverse effect on our financial performance.

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

We do not expect a trading market for the Company's Class B common shares to develop and, therefore, any investment in the Class B common shares may be effectively illiquid, unless such shares are converted into the Company's Class A common shares.

There is currently no public market for the Company's Class B common shares. We do not intend to list the Class B common shares on any securities exchange or any automated quotation system. As a result, there can be no assurance that a secondary market will develop, and we do not expect any market makers to participate in a secondary market. Because the Class B common shares are not listed on a securities exchange or an automated quotation system, it may be difficult to obtain pricing information with respect to the shares. Accordingly, there may be a limited number of buyers if a holder decided to sell its Class B common shares. This may affect the price a holder would receive upon such sale. Alternatively, a holder of such shares could convert them into Class A common shares, on a share for share basis, prior to selling. However, such conversion could affect the timing of any such sale, which may in turn affect the price a holder may receive upon such sale.

The Schottenstein Affiliates, entities owned by or controlled by Jay L. Schottenstein, the Executive Chairman of the Designer Brands Inc. Board of Directors, and members of his family, directly control or substantially influence the outcome of matters submitted for Designer Brands Inc. shareholder votes, and their interests may differ from other shareholders.

As of January 30, 2021, the Schottenstein Affiliates have approximately 52% of the voting power of the Company's outstanding common shares. The Schottenstein Affiliates directly control or substantially influence the outcome of matters submitted to Designer Brands Inc.'s shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of other shareholders, and their level of ownership and voting power in the Company may have the effect of delaying or preventing a subsequent change in control that may be favored by other shareholders.

The Schottenstein Affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, apparel companies and real estate investments. Opportunities may arise in the area of potential competitive business activities that may be attractive to the Schottenstein Affiliates and us. Our amended and restated articles of incorporation provide that the Schottenstein Affiliates are under no obligation to communicate or offer any corporate opportunity to us. In addition, the Schottenstein Affiliates have the right to engage in similar activities as us, do business with our suppliers and customers, and, except as limited by agreement, employ or otherwise engage any of our officers or associates.

Furthermore, as a "controlled company" within the meaning of the New York Stock Exchange (the "NYSE") rules, the Company qualifies for and, in the future, may opt to rely on, exemptions from certain corporate governance requirements, including having a majority of independent directors, as well as having nominating and corporate governance and compensation committees composed entirely of independent directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table summarizes the location and general use of our principal properties as of January 30, 2021 that we consider to be material to our business:

Facility	Location	Owned/Leased	Segment	Approximate Square Feet
Principal corporate office	Columbus, Ohio	Owned	Corporate, U.S. Retail and Other	178,000
Distribution center	Columbus, Ohio	Owned	U.S. Retail and Other	625,000
Fulfillment center(1)	Columbus, Ohio	Leased	U.S. Retail	854,000
Distribution center	Westampton, New Jersey	Leased	Brand Portfolio	683,000
U.S. retail stores(2)	519 various U.S. locations	Leased	U.S. Retail	10,547,000
Canada retail stores(3)	144 various Canadian locations	Leased	Canada Retail	1,156,000
Showrooms	10 various U.S. locations	Leased	Brand Portfolio	97,000
Foreign sourcing offices	One location in China and one location in Brazil	Leased	Brand Portfolio	117,000

(1)    Our fulfillment center is leased from Schottenstein Affiliates, a related party, and expires in September 2022 with two renewal options of five years each.
(2)    Our DSW U.S. stores average approximately 20,300 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.
(3)    The Shoe Company, Shoe Warehouse, and DSW stores in Canada average approximately 5,300 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.

We believe that our principal properties will meet our operational needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

The information set forth in Note 15, Commitments and Contingencies - Legal Proceedings, of the Consolidated Financial Statements of this Form 10-K is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Our Class A common shares are listed for trading on the NYSE under the ticker symbol "DBI." There is currently no public market for the Company's Class B common shares, but the Class B common shares can be exchanged for the Company's Class A common shares at the election of the holder on a share for share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval. As of March 15, 2021, there were 192 holders of record of our Class A common shares and 13 holders of record of our Class B common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street names" or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

On March 17, 2020, we announced that we would reduce dividends for the first quarter of fiscal 2020 and thereafter discontinued paying dividends for the balance of fiscal 2020. The payment of dividends is subject to the ABL Revolver and Term Loan restrictions and is at the discretion of our Board of Directors, which considers our expectations of future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors.

Share Repurchase Program

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During fiscal 2020, we did not repurchase any Class A common shares. The share repurchase program is subject to the ABL Revolver and Term Loan restrictions and may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Any share repurchases will be completed in the open market at times and in amounts considered appropriate based on price and market conditions.

Restrictions

The ABL Revolver and the Term Loan each contain customary covenants restricting our ability to pay dividends or repurchase stock. We are restricted from paying dividends or repurchasing stock until the third quarter of fiscal 2021 at the earliest, after which certain limitations apply. We currently do not anticipate paying dividends or repurchasing additional shares under our share repurchase program.

Performance Graph

The following graph compares our cumulative total shareholder return on our Class A common shares with the cumulative total returns of the Standard and Poor's ("S&P") MidCap 400 Index and the S&P MidCap 400 Retail Index, all of which are published indices. The comparison of the cumulative total returns for each investment assumes that $100 was invested on January 30, 2016 and that all dividends were reinvested. This comparison includes the period ended January 30, 2016 through the period ended January 30, 2021.

Company / Index	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021
Designer Brands Inc.	$100.00	$87.62	$87.96	$124.95	$70.23	$61.40
S&P MidCap 400 Index	$100.00	$128.76	$145.53	$139.75	$152.32	$177.59
S&P MidCap 400 Retail Index	$100.00	$101.22	$101.46	$102.09	$99.88	$173.05

ITEM 6.    NOT APPLICABLE

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve various risks and uncertainties. See Cautionary Statement on page iii for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion is best read in conjunction with our Consolidated Financial Statements, including the notes thereto, set forth in Item 8. Financial Statements and Supplementary Data of this Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A. Risk Factors of this Form 10-K and included elsewhere in this Form 10-K.

The following discussion includes a comparison of our results of operations and liquidity and capital resources for fiscal 2020 and 2019. We have omitted discussion of fiscal 2018 results, which may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the SEC on May 1, 2020 and amended on May 7, 2020.

Executive Overview and Trends in Our Business

During fiscal 2020 and into fiscal 2021, the volatile macro environment and business conditions have required us to be nimble and quickly adapt our business model. The following are examples of trends in our business and changes we have made in response to the impacts of COVID-19 and the current macroeconomic environment:
•Inventory Management- COVID-1    9 has negatively impacted the U.S. and global economics, resulting in a drop in demand for our products, specifically in the seasonal and dress categories. We have implemented inventory management actions that enabled us to decrease total inventory by 25.2% at the end of fiscal 2020 compared to the end of fiscal 2019. Throughout the fiscal year, we have been more aggressive with our promotional activity to clear through seasonal inventory and drive sales, and this markdown activity has materially impacted margins.
•Changing Consumer Preferences- With our customers staying home, there has been a clear shift in consumer behavior and preferences to athleisure, which includes athletic and casual products, and away from dress and seasonal categories. We have modified receipts to match these expectations and continue to see opportunity ahead of us given our historic under-penetration in the athletic space.
•Strength in Digital- With the decrease in store traffic during fiscal 2020, our digital fulfillment options, such as Buy Online Pick Up in Store, Buy Online Ship to Store, and Curbside Pickup, coupled with our ability to use our stores for fulfillment, have served us well in mitigating decreased revenues. We were able to generate strong digital demand during fiscal 2020, well above the digital demand for last year across all segments.

We anticipate that adapting to operating as a digital-focused retailer will have a lasting influence on how we operate moving forward. In addition, we believe that our increased penetration in the athletic market, coupled with our historical success in dress and seasonal and a fully integrated supply chain supported by our acquisition of Camuto Group, position us well to be a premier footwear retailer for all of the family's needs over the long term.

Impact of COVID-19 on our Results of Operations

In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") outbreak a pandemic. On March 18, 2020, to help control the spread of the virus and protect the health and safety of our customers, associates, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. As this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, and liquidity management, as well as reductions to our expense and capital expenditure plans.

During the second quarter and into the third quarter of fiscal 2020, we re-opened all of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. Beginning in July 2020, we initiated an internal reorganization and reduction of our workforce with additional actions taken throughout fiscal 2020, resulting in the elimination of approximately 1,000 associate positions, including over 200 vacant positions that will not be filled.

Following the re-opening of stores, we experienced and have continued to experience significantly reduced customer traffic and net sales, which included subsequent store closures and reduced hours in certain areas, primarily in Canada, where government-imposed restrictions were mandated. Our retail customers in the Brand Portfolio segment have had and are having similar experiences. Given the continuation of overall depressed consumer sentiment, customer behavior has been and may continue to be slow to return to pre-COVID-19 patterns and levels, if at all. We have continued to serve our customers through our e-commerce businesses during the period that our stores were closed and beyond, but store closures primarily during the first half of fiscal 2020 and continuing reduced customer traffic resulted in a sharp decline in our net sales and cash flows.

The COVID-19 pandemic remains challenging and unpredictable. The ongoing and prolonged nature of the outbreak has continued to adversely impact our business and may lead to further adjustments to store operations, as well as continue to drive changes in customer behaviors and preferences, including reductions in consumer spending, which may necessitate further shifts in our business model. As such, the ultimate impacts of the COVID-19 outbreak to our businesses remain highly uncertain and will depend on future developments, including the widespread availability, use and effectiveness of vaccines, which are highly uncertain and cannot be predicted. We may have additional write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

Financial Summary and Other Key Metrics

Net sales decreased to $2.2 billion for fiscal 2020 from $3.5 billion for fiscal 2019. The 36.0% decrease in net sales was primarily driven by the ongoing and prolonged impacts of COVID-19, which contributed to the 34.2% decrease in comparable sales. During fiscal 2020, we experienced significantly reduced customer traffic and net sales relative to fiscal 2019. In addition, we had lower Brand Portfolio segment sales in fiscal 2020 due to our retailer customers also experiencing significantly reduced customer traffic and lower demand for our products.

In fiscal 2020, gross profit as a percentage of net sales was 13.9%, as compared to 28.6% last year. The decrease in the gross profit rate was primarily driven by the impact of the COVID-19 outbreak on our operations, which we addressed with aggressive promotional activity. The impact of COVID-19 and the actions we took also resulted in increased shipping costs associated with higher digital penetration and the deleveraging of distribution and fulfillment, store occupancy, and royalty expenses on lower sales volume.

Net loss for fiscal 2020 was $488.7 million, or a loss of $6.77 per diluted share, which included net after-tax charges of $207.1 million, or $2.87 per diluted share, primarily related to impairment and restructuring charges, a settlement gain with a vendor, and the valuation allowance established against deferred tax assets. Net income for fiscal 2019 was $94.5 million, or $1.27 earnings per diluted share, which included net after-tax charges of $15.1 million, or $0.20 per diluted share, primarily related to integration and restructuring expenses associated with the businesses acquired in fiscal 2018 and impairment charges, partially offset by a valuation allowance release related to the net operating loss utilization for our legal entity in Canada.

Comparable Sales Performance Metric

The following table presents comparable sales for each segment and in total for the last two fiscal years:

	Fiscal
	2020	2019
Comparable sales:
U.S. Retail segment	(34.9)%	0.3%
Canada Retail segment	(26.0)%	7.2%
Brand Portfolio segment - direct-to-consumer channel	38.2%	98.8%
Other	(50.4)%	0.3%
Total comparable sales	(34.2)%	0.8%
We consider comparable sales, a primary metric commonly used throughout the retail industry, to be an important indicator of the performance of our retail and direct-to-consumer businesses. We include stores in our comparable sales metric for those stores in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include stores temporarily closed during fiscal 2020 as a result of the COVID-19 outbreak as management continues to believe that this metric is meaningful to monitor our performance. Comparable sales include e-commerce sales. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales for the Brand Portfolio segment include the direct-to-consumer e-commerce site at www.vincecamuto.com. Beginning with the third quarter of fiscal 2020, comparable sales no longer include the Other segment due to no longer having activity in the Other segment. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores

At the end of the last two fiscal years, we had the following number of stores:

	January 30, 2021	February 1, 2020
U.S. Retail segment - DSW stores	519	521
Canada Retail segment:
The Shoe Company / Shoe Warehouse stores	117	118
DSW stores	27	27
	144	145
Total number of stores	663	666

Results of Operations

The following represents selected components of our consolidated results of operations, with associated percentages of net sales:

	Fiscal
	2020		2019		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$2,234,719	100.0%	$3,492,687	100.0%	$(1,257,968)	(36.0)%
Cost of sales	(1,923,478)	(86.1)	(2,493,017)	(71.4)	569,539	(22.8)%
Gross profit	311,241	13.9	999,670	28.6	(688,429)	(68.9)%
Operating expenses	(753,278)	(33.7)	(874,749)	(25.1)	121,471	(13.9)%
Income from equity investment	9,329	0.5	10,149	0.3	(820)	(8.1)%
Impairment charges	(153,606)	(6.9)	(7,771)	(0.2)	(145,835)	1,876.7%
Operating profit (loss)	(586,314)	(26.2)	127,299	3.6	(713,613)	NM
Interest expense, net	(23,694)	(1.1)	(7,355)	(0.2)	(16,339)	222.1%
Non-operating income (expenses), net	1,361	0.1	(170)	(0.0)	1,531	NM
Income (loss) before income taxes	(608,647)	(27.2)	119,774	3.4	(728,421)	NM
Income tax benefit (provision)	119,928	5.3	(25,277)	(0.7)	145,205	NM
Net income (loss)	$(488,719)	(21.9)%	$94,497	2.7%	$(583,216)	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(6.77)		$1.28		$(8.05)	NM
Diluted earnings (loss) per share	$(6.77)		$1.27		$(8.04)	NM
Weighted average shares used in per share calculations:
Basic shares	72,198		73,602		(1,404)	(1.9)%
Diluted shares	72,198		74,605		(2,407)	(3.2)%
NM - Not meaningful

Net Sales- The following summarizes net sales by segment:

	Fiscal		Change
(dollars in thousands)	2020	2019	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$1,800,323	$2,745,395	$(945,072)	(34.4)%	(34.9)%
Canada Retail	182,659	249,017	(66,358)	(26.6)%	(26.0)%
Brand Portfolio	248,646	448,285	(199,639)	(44.5)%	38.2%
Other	62,909	122,090	(59,181)	(48.5)%	(50.4)%
Total segment net sales	2,294,537	3,564,787	(1,270,250)	(35.6)%	(34.2)%
Elimination of intersegment net sales	(59,818)	(72,100)	12,282	(17.0)%
Consolidated net sales	$2,234,719	$3,492,687	$(1,257,968)	(36.0)%

The decreases in comparable sales for all segments, except Brand Portfolio, and in total consolidated net sales, were primarily driven by the temporary closure of stores during our peak selling season in response to the COVID-19 outbreak, significantly reduced customer traffic since re-opening, and further temporary closures for certain stores in Canada during the fourth quarter of fiscal 2020. This decrease was partially offset by strong performance in our e-commerce channels, including www.vincecamuto.com, which is included in comparable sales for the Brand Portfolio segment, as a certain amount of customer demand shifted online. Brand Portfolio segment net sales were also negatively impacted by the COVID-19 outbreak as our retailer customers temporarily closed stores and canceled orders.

Gross Profit- The following summarizes gross profit by segment:

	Fiscal
	2020		2019		Change
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$242,786	13.5%	$786,976	28.7%	$(544,190)	(69.1)%	(1,520)
Canada Retail	28,651	15.7%	79,850	32.1%	$(51,199)	(64.1)%	(1,640)
Brand Portfolio	36,393	14.6%	114,170	25.5%	$(77,777)	(68.1)%	(1,090)
Other	962	1.5%	26,065	21.3%	$(25,103)	(96.3)%	(1,980)
	308,792		1,007,061
Elimination of intersegment gross loss (profit)	2,449		(7,391)
Gross profit	$311,241	13.9%	$999,670	28.6%	$(688,429)	(68.9)%	(1,470)

The decrease in gross profit was primarily driven by the impacts of the COVID-19 outbreak on our operations, including the temporary closure of stores and significantly reduced customer traffic since re-opening, which we addressed with aggressive promotional activity. The impact of COVID-19 and the actions that we took also resulted in increased shipping costs associated with higher digital penetration and the deleveraging of distribution and fulfillment, store occupancy, and royalty expenses on lower sales volume.

Elimination of intersegment gross loss (profit) consisted of the following:

	Fiscal		Change
(dollars in thousands)	2020	2019	Amount	%
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(59,818)	$(72,100)	$12,282	(17.0)%
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	42,028	51,068	(9,040)	(17.7)%
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	20,239	13,641	6,598	48.4%
Gross loss (profit)	$2,449	$(7,391)	$9,840	NM

NM - Not meaningful

Operating Expenses- Operating expenses decreased by $121.5 million over last year, primarily driven by the implementation of temporary leaves of absence without pay for a significant number of our employees, the reduction of pay for nearly all remaining employees in response to the COVID-19 outbreak for most of the first half of fiscal 2020 and the reduction of our workforce, and reductions in store labor initiated at the end of the second quarter of fiscal 2020, which was partially offset by higher incentive compensation and marketing expense, and incremental costs directly related to COVID-19. Operating expenses during fiscal 2020 were offset by government subsidies in the form of qualified payroll tax credits of $11.4 million and a gain of $9.0 million from a settlement with a vendor.
Income From Equity Investment- We account for our equity investment in ABG-Camuto using the equity method of accounting, with the net earnings attributable to our 40% investment being classified within operating profit. ABG-Camuto is an integral part of the Brand Portfolio segment given the licensing agreement between us and ABG-Camuto that allows us to sell licensed, branded products to wholesale customers.

Impairment Charges- As a result of the material reduction in net sales and cash flows, we performed our impairment analysis for our U.S. Retail and Canada Retail segments at the store-level. In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During fiscal 2020, we recorded impairment charges of $127.1 million ($104.2 million and $22.9 million for the U.S. Retail and Canada Retail segments, respectively). Also during fiscal 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible asset resulting in a full impairment due to the lack of projected cash flows over the remaining useful life. Also as a result of the material reduction in net sales and cash flows and the decrease in the Company's market capitalization due to the impact of the COVID-19 outbreak on macroeconomic conditions, we updated our impairment analysis for goodwill and other indefinite-lived intangible assets. Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during fiscal 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

During fiscal 2019, we recorded impairment charges of $7.8 million, including $4.8 million for operating lease assets and other property and equipment in the Brand Portfolio segment related to the planned consolidation of certain locations as part of our integration efforts, and $3.0 million primarily for operating lease assets related to under-performing stores ($2.3 million and $0.7 million for the U.S. Retail and Canada Retail segments, respectively).

Interest Expense, net- During fiscal 2020, interest expense increased over last year due to additional debt under our new ABL Revolver and Term Loan, which have higher interest rates.

Income Taxes- The effective tax rate for fiscal 2020 was 19.7% compared to 21.1% for fiscal 2019. The effective tax rates reflect the impact of federal, state and local, and foreign taxes and the decrease in the effective tax rate was primarily driven by the recording of an additional valuation allowance of $87.6 million partially offset by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35%. During fiscal 2019, we had $3.9 million valuation allowance release primarily related to the net operating loss utilization for our legal entity in Canada.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally. For additional information on our material cash requirements, refer to Note 13, Debt, Note 14, Leases, and Note 15, Commitments and Contingencies - Contractual Obligations, of the Consolidated Financial Statements of this Form 10-K.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business and withstand unanticipated business volatility, including the impact of COVID-19. We believe that cash generated from our operations, together with our current levels of cash, as well as the use of our ABL Revolver, are sufficient to maintain our ongoing operations, fund capital expenditures, and meet our debt service obligations over the next 12 months.

Operating Cash Flows

For fiscal 2020, net cash used in operations was $153.8 million compared to net cash provided by operations of $196.7 million for fiscal 2019. The change was driven by the net loss incurred during fiscal 2020 as a result of the COVID-19 outbreak after adjusting for non-cash activity, including impairment charges and the change in deferred taxes, which was partially offset by measures that we implemented to manage our working capital to preserve liquidity, including renegotiating vendor and landlord terms, reducing inventory orders, and significantly cutting costs.

Investing Cash Flows

For fiscal 2020, net cash provided by investing activities was $2.6 million, due to the liquidation of our available-for sale-securities and the proceeds from a settlement with a vendor, partially offset by capital expenditures of $31.1 million that were reduced in order to preserve liquidity. For fiscal 2019, net cash used in investing activities was $27.4 million, primarily due to capital expenditures of $77.8 million exceeding the net liquidation of our available-for-sale securities and the proceeds from a working capital settlement related to the Camuto Group acquisition.

Financing Cash Flows

For fiscal 2020, net cash provided by financing activities was $123.0 million compared to net cash used in financing activities of $183.4 million for fiscal 2019. During fiscal 2020, we had net proceeds from borrowings from our ABL Revolver and Term Loan offset by the settlement of borrowings under our senior unsecured revolving credit agreement (the "Credit Facility") and the payment of debt issuance costs associated with the changes we made to our debt structure. We also significantly reduced the amount of dividends paid during the first quarter of fiscal 2020 and did not pay any dividends subsequently. During fiscal 2019, net cash used in financing activities was primarily due to the payment of dividends and the repurchase of Class A common shares partially financed using our Credit Facility.

Debt

ABL Revolver- On August 7, 2020, we replaced the Credit Facility with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowings, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Term Loan. The amount of credit available is limited to a borrowing base based on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of January 30, 2021, the ABL Revolver had a borrowing base of $400.0 million, with $100.0 million outstanding and $5.3 million in letters of credit issued, resulting in $294.7 million available for borrowings.

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month London Interbank Offered Rate ("LIBOR") (as defined) plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%) plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.25% as of January 30, 2021. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

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

Borrowings under the Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 3.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%, with an interest rate of 9.75% (effective interest rate of 11.81% when including the amortization of debt issuance costs) as of January 30, 2021.

Debt Covenants- The ABL Revolver contains a minimum availability covenant in which an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Term Loan includes a springing covenant imposing a minimum EBITDA covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. We are restricted from paying dividends or repurchasing stock until the third quarter of fiscal 2021 at the earliest, after which certain limitations apply. Both the ABL Revolver and the Term Loan contain customary events of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. As of January 30, 2021, we were in compliance with all financial covenants.

Capital Expenditure Plans

We expect to spend approximately $35.0 million to $45.0 million for capital expenditures in fiscal 2021. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and information technology projects that we undertake and the timing of these expenditures. During fiscal 2021, we plan to open approximately 7 to 12 new stores. During fiscal 2020, the average investment required to open a new store was approximately $1.4 million prior to any tenant allowances that we might have received, and included fixtures and leasehold improvements, inventory, new store advertising, and other expenses.

Recent Accounting Pronouncements

The information related to recent accounting pronouncements as set forth in Note 1, Significant Accounting Policies, of the Consolidated Financial Statements included in this Form 10-K is incorporated herein by reference.

Critical Accounting Policies and Estimates

As discussed in Note 1, Significant Accounting Policies, of the Consolidated Financial Statements included in this Form 10-K, the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and valuation techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our consolidated financial statements.

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
When assessing goodwill and other indefinite lived intangible assets for impairment, our decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the estimated fair value over carrying value at the last assessment date and the amount of time since the last quantitative fair value assessments. Our quantitative impairment calculations contain uncertainties as we are required to make assumptions and to apply judgment when estimating future cash flows, including projected revenue and operating results, as well as selecting appropriate discount rates and an assumed royalty rate. Estimates of revenue and operating results are based on internal projections considering past performance and forecasted changes, strategic initiatives, and the business environment impacting performance. Discount rates and a royalty rate are selected based on market participant assumptions. These estimates are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.
As of January 30, 2021, we had $93.7 million of goodwill within the U.S. Retail segment, which is also the reporting unit, and $15.5 million in indefinite-lived trademarks and tradenames within the Canada Retail segment. We determined the fair values of the reporting unit and of the indefinite-lived intangibles were in excess of their carrying values and a 10% decrease in fair values would not result in a material impairment charge. As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

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
	Our reviews are conducted at the lowest identifiable level, which typically is at the store level for the majority of our long-lived assets. Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. We also review construction in progress projects, including internal-use software under development, for recoverability when we have a strategic shift in our plans.	A 10% change in our projected cash flows for our store fleet would not result in a material amount of additional impairment charges. To the extent that these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Inventories. The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time that the retail value of the inventory is lowered by markdowns. The Canada Retail and Brand Portfolio segments account for inventory using the moving average cost method and is stated at the lower of cost or net realizable value. For all inventories, we also monitor excess and obsolete inventories that may need to be liquidated at amounts below cost.

We perform physical inventory counts or cycle counts on all inventory on hand throughout the year and adjust the recorded balance to reflect the results. We record estimated shrink between physical inventory counts, based on historical experience and recent results, less amounts realized.
	Inherent in the calculation of inventories are certain significant judgments and estimates, including setting the original merchandise retail value, markdowns, shrink, and liquidation values. Shrink is calculated as a percentage of sales from the last physical inventory date, based on both historical experience and recent physical inventory results, less amounts realized. Aged inventory may be written down using estimated liquidation values and cost of disposal based on historical experience.	If the reduction to inventories for markdowns, shrink, and aged inventories were to increase by 10%, cost of sales would increase by approximately $4.0 million.
Leases. We recognize lease liabilities based on the present value of the future fixed lease commitments over the lease term with corresponding lease assets. The majority of our real estate leases provide for renewal options, which are typically not included in the lease term used for measuring the lease assets and lease liabilities as it is not reasonably certain we will exercise options.
	We determine the discount rate for each lease by estimating the rate that we would be required to pay on a secured borrowing for an amount equal to the lease payments over the lease term.	As of January 30, 2021, a change in our discount rate of 100 basis points would have changed the recorded operating lease assets and liabilities by $23.0 million.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Income Taxes. We determine the aggregate amount of income tax provision or benefit to accrue and the amount that will be currently receivable or payable based upon tax statutes of each jurisdiction in which we do business. Deferred tax assets and liabilities, as a result of these timing differences, are reflected on our balance sheet for temporary differences that are expected to reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. We review and update our tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be remeasured as warranted by changes in facts or law.

Our ability to recover deferred tax assets depends on several factors, including the amount of net operating losses we can carry back and our ability to project future taxable income. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. In addition, tax laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political and other conditions, and significant judgment is required in estimating amounts for income taxes. There may be transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of tax laws, regulations, and policies will be applied or otherwise administered that is different from our interpretation. In addition, state, local or foreign jurisdictions may enact tax laws that could result in further changes to taxation and materially affect our financial position and results of operations.

As of January 30, 2021, our deferred tax assets were reserved with a valuation allowance of $101.2 million. We also had gross unrecognized tax benefits of $10.1 million. However, we may have material adjustments in the future that may impact our income tax amounts based on additional information, additional guidance or revised interpretations.

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

Interest Rate Risk

As of January 30, 2021 we had $100.0 million and $243.8 million outstanding on our ABL Revolver and Term Loan, respectively, where borrowings are based on variable rates of interest, which expose us to interest rate market risks, particularly during a period of rising interest rates. The impact of a hypothetical 100 basis point increase in interest rates on our outstanding borrowing would not result in a material amount of additional expense over a 12-month period based on the balance as of January 30, 2021.

Foreign Currency Exchange Risk

We are exposed to the impact of foreign exchange rate risk primarily through our operations in Canada, where the functional currency is the Canadian dollar, as well as foreign denominated cash accounts. A hypothetical 10% movement in the exchange rates could result in a $2.2 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss within the consolidated balance sheets, and $3.2 million of foreign currency revaluation, which would be recorded in non-operating income (expenses), net, within the consolidated statements of operations.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Management assessed the effectiveness of our internal control system as of January 30, 2021. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions "EXECUTIVE OFFICERS," "ELECTION OF DIRECTORS" and "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION" in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained under the captions "COMPENSATION OF MANAGEMENT," "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION," "REPORT OF THE COMPENSATION COMMITTEE" and "COMPENSATION DISCUSSION AND ANALYSIS" in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption "REPORT OF THE COMPENSATION COMMITTEE" shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

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

(a)(2) Consolidated Financial Statement Schedules

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(a)(3) and (b) Exhibits

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

Exhibit No.	Description
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
4.2
Description of Designer Brands Inc.’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.2 to Form 10-K (file no. 001-32545) filed May 1, 2020.

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

10.3#	DSW Inc. 2014 Long-Term Incentive Plan. Incorporated by reference to Appendix C to Schedule 14A (file no. 001-32545) filed April 30, 2014.
10.3.1#	First Amendment to DSW Inc. 2014 Long-Term Incentive Plan, dated January 31, 2018. Incorporated by reference to Exhibit 10.3.1 to Form 10-K (file no. 001-32545) filed March 26, 2019.
10.3.2#	Form of Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.3.2 to Form 10-K (file no. 001-32545) filed May 1, 2020.
10.3.3#	Form of Stock Units for Automatic Grants to Non-employee Directors. Incorporated by reference to Exhibit 10.3.3 to Form 10-K (file no. 001-32545) filed May 1, 2020.
10.3.4#	Form of Nonqualified Stock Option Award Agreement for Employees. Incorporated by reference to Exhibit 10.3.4 to Form 10-K (file no. 001-32545) filed May 1, 2020.
10.3.5#	Form of Performance-Based Restricted Stock Units Award Agreement for Employees. Incorporated by reference to Exhibit 10.3.5 to Form 10-K (file no. 001-32545) filed May 1, 2020.
10.3.6#	Form of Restricted Stock Units Award Agreement for Canada Employees. Incorporated by reference to Exhibit 10.3.6 to Form 10-K (file no. 001-32545) filed May 1, 2020.
10.4
Credit Agreement, dated August 25, 2017, among DSW Inc., as the lead borrower, certain of its Canadian subsidiaries that may become borrowers thereunder, Designer Brand Inc.'s domestic subsidiaries as guarantors, the lenders party thereto, and PNC Bank, National Association, as administrative agent for the lenders. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed August 31, 2017.

10.4.1
First Amendment to Credit Agreement, dated as of January 30, 2018, by and among DSW Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent. Incorporated by reference to Exhibit 10.4.1 to Form 10-K (file no. 001-32545) filed May 1, 2020.

Exhibit No.	Description
10.4.2
Second Amendment to Credit Agreement, dated as of October 10, 2018, by and among DSW Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed October 11, 2018.

10.4.3
Third Amendment to Credit Agreement, dated as of March 16, 2020, by and among Designer Brands Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent. Incorporated by reference to Exhibit 10.4.3 to Form 10-K (file no. 001-32545) filed May 1, 2020.

10.4.4
Fourth Amendment to Credit Agreement, dated as of April 30, 2020, by and among Designer Brands Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent. Incorporated by reference to Exhibit 10.4.4 to Form 10-K (file no. 001-32545) filed May 1, 2020.

10.4.5
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

10.6#	DSW Inc. 2005 Cash Incentive Compensation Plan. Incorporated by reference to Appendix B to Schedule 14A (file no. 001-32545) filed April 30, 2014.
10.7	Form of Indemnification Agreement between Designer Brands Inc. and its officers and directors. Incorporated by reference to Exhibit 10.7 to Form 10-K (file no. 001-32545) filed May 1, 2020.
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

10.10.7
Seventh Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between Designer Brands Inc. and Stein Mart Inc. Entered into on May 13, 2020. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 001-32545) filed June 19, 2020.

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

Exhibit No.	Description
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
10.19#
Standard Executive Severance Agreement, dated January 21, 2020, between Drew Domecq and Designer Brands Inc. Incorporated by reference to Exhibit 10.19 to Form 10-K (file no. 001-32545) filed May 1, 2020.

10.20#	Standard Executive Severance Agreement, dated April 17, 2014, between Thomas Jessep and DSW Inc. Incorporated by reference to Exhibit 10.20 to Form 10-K (file no. 001-32545) filed May 1, 2020.
10.20.1#
First Amendment to Standard Executive Severance Agreement, dated March 9, 2016, between Thomas Jessep and DSW Inc. Incorporated by reference to Exhibit 10.20.1 to Form 10-K (file no. 001-32545) filed May 1, 2020.

10.21#
Standard Executive Severance Agreement, dated April 9, 2020, between Mary Turner and Designer Brands Inc. Incorporated by reference to Exhibit 10.21 to Form 10-K (file no. 001-32545) filed May 1, 2020.

10.22
Term Loan Credit Agreement, dated August 7, 2020, among Designers Brands Inc., as the lead borrower, Designer Brands Canada Inc., as the Canadian Borrower, certain of its domestic and Canadian subsidiaries as guarantors, the lenders party thereto, and Sixth Street Specialty Lending, Inc. as Administrative Agent and Lead Arranger. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-32545) filed August 7, 2020.

10.23
ABL Credit Agreement, dated August 7, 2020, among Designer Brands Inc., as the lead borrower, Designer Brands Canada Inc., as the Canadian Borrower, certain of its domestic and Canadian subsidiaries that may become borrowers thereunder, the Designer Brand Inc.'s domestic and Canadian subsidiaries as guarantors, the lenders party thereto, and PNC Bank, National Association as administrative agent of the lenders. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-32545) filed August 7, 2020.

10.24
Transition Services and General Release Agreement, dated September 19, 2020, between Designer Brands Inc. and Simon Nankervis. Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-32545) filed December 9, 2020.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1**	Section 1350 Certification - Principal Executive Officer.
32.2**	Section 1350 Certification - Principal Financial Officer.

Exhibit No.	Description
101*	The following materials from the Designer Brands Inc. Annual Report on Form 10-K for the year ended January 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*    Filed herewith
**    Furnished herewith
#    Management contract or compensatory plan or arrangement

(c) Additional Financial Statement Schedules

None.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGNER BRANDS INC.

March 22, 2021	By:	/s/ Jared Poff
Jared Poff, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Rawlins	Chief Executive Officer and Director	March 22, 2021
Roger Rawlins	(Principal Executive Officer)

/s/ Jared Poff	Executive Vice President and Chief Financial Officer	March 22, 2021
Jared Poff	(Principal Financial Officer)

/s/ Mark Haley	Senior Vice President and Controller	March 22, 2021
Mark Haley	(Principal Accounting Officer)

*	Executive Chairman of the Board and Director	March 22, 2021
Jay L. Schottenstein

*	Director	March 22, 2021
Peter Cobb

*	Director	March 22, 2021
Joanne Zaiac

*	Director	March 22, 2021
Elaine J. Eisenman

*	Director	March 22, 2021
Joanna T. Lau

*	Director	March 22, 2021
Joseph A. Schottenstein

*	Director	March 22, 2021
Harvey L. Sonnenberg

*	Director	March 22, 2021
Allan J. Tanenbaum

*	Director	March 22, 2021
Ekta Singh-Bushell

*By:	/s/ Jared Poff
Jared Poff (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Designer Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Designer Brands Inc. and subsidiaries (the "Company") as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets — Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

The Company periodically evaluates the carrying amount of long-lived assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. As a result of the material reduction in net sales and cash flows during fiscal 2020, the Company performed its impairment analysis for the U.S. Retail and Canada Retail segments at the store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of the store asset group, primarily made up of operating lease assets, leasehold improvements and fixtures, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group (categorized as Level 3 under the fair value hierarchy). As of January 30, 2021, long-lived assets within store level asset group, aggregated to $695.1 million in the U.S. and $78.9 million in Canada. During fiscal year 2020, the Company recorded store level asset group impairment charges of $127.1 million ($104.2 million and $22.9 million for the U.S. Retail and Canada Retail segments, respectively).

Inherent in the impairment analysis of long-lived assets are certain significant judgments and estimates related to forecasted cash flows, specifically forecasting sales. Changes in these assumptions can significantly impact the valuation of operating lease assets and property and equipment, and the impairment charge that is recorded.

We identified long-lived asset impairment as a critical audit matter because of the significant estimates and assumptions management makes related to forecasted cash flows, specifically forecasting sales. This required a high degree of auditor judgement and an increased extent of effort, when performing audit procedures to evaluate the reasonableness of management’s forecasted cash flows, specifically forecasting sales.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted sales used in the long-lived asset impairment analysis included the following, among others:

•We tested the design and operating effectiveness of controls over management’s forecasts.

•We performed risk assessment procedures including reviewing sensitivity analyses over the assumptions used in the impairment analysis to assess their impact on the determination of fair value.

•We evaluated management’s ability to accurately forecast future sales by comparing actual results to management’s historical forecasts. Compared sales forecasts used in the store level asset group impairment to forecasts obtained in testing other audit areas.

•We evaluated the reasonableness of management’s sales forecast by comparing the forecasts to (1) historical sales, (2) internal communications to management and the Board of Directors, (3) external communications made by management to analysts and investors, and (4) trends in the industry.

•We evaluated the methods and inputs used by management to determine the fair value of the asset group including assessing appropriateness of using projected discounted cash flows and the duration of cash flows used for each asset group.

Valuation of Inventories – Refer to Note 1 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of estimated inventory markdowns included the following, among others:

•We tested the design and effectiveness of controls over the timing and completeness of estimated inventory markdowns, including those over the determination of estimated inventory markdowns and those over the lowering of the retail value of inventory through markdowns.

•We evaluated management’s ability to accurately estimate inventory markdowns by comparing estimated inventory markdowns as of January 30, 2021 to subsequent sales of clearance inventory.

•We observed physical inventory counts throughout the fiscal year, including merchandise designated for clearance. We assessed inventory aging and sell through as of March 2021.

•We tested the amount of estimated inventory markdowns by evaluating management's calculation.

•We developed an independent expectation for inventory markdowns based on historical inventory balances and compared our expectation to the amount recorded by management.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
March 22, 2021

We have served as the Company's auditor since 1997.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal
	2020	2019	2018
Net sales	$2,234,719	$3,492,687	$3,177,918
Cost of sales	(1,923,478)	(2,493,017)	(2,239,229)
Gross profit	311,241	999,670	938,689
Operating expenses	(753,278)	(874,749)	(820,222)
Income from equity investment in ABG-Camuto	9,329	10,149	1,298
Impairment charges	(153,606)	(7,771)	(60,760)
Operating profit (loss)	(586,314)	127,299	59,005
Interest expense	(24,032)	(8,914)	(2,433)
Interest income	338	1,559	3,721
Interest income (expense), net	(23,694)	(7,355)	1,288
Non-operating income (expenses), net	1,361	(170)	(49,616)
Income (loss) before income taxes and loss from equity investment in TSL	(608,647)	119,774	10,677
Income tax benefit (provision)	119,928	(25,277)	(29,833)
Loss from equity investment in TSL	—	—	(1,310)
Net income (loss)	$(488,719)	$94,497	$(20,466)
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(6.77)	$1.28	$(0.26)
Diluted earnings (loss) per share	$(6.77)	$1.27	$(0.26)
Weighted average shares used in per share calculations:
Basic shares	72,198	73,602	80,026
Diluted shares	72,198	74,605	80,026

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal
	2020	2019	2018
Net income (loss)	$(488,719)	$94,497	$(20,466)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation loss	(618)	(340)	(7,013)
Unrealized net gain on debt securities	195	609	192
Reclassification adjustment for net losses (gains) realized in net income (loss)	(368)	(58)	14,189
Total other comprehensive income (loss), net of income taxes	(791)	211	7,368
Total comprehensive income (loss)	$(489,510)	$94,708	$(13,098)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 30, 2021	February 1, 2020
ASSETS
Cash and cash equivalents	$59,581	$86,564
Investments	—	24,974
Receivables, net	196,049	89,151
Inventories	473,183	632,587
Prepaid expenses and other current assets	51,772	67,534
Total current assets	780,585	900,810
Property and equipment, net	296,469	395,009
Operating lease assets	700,481	918,801
Goodwill	93,655	113,644
Intangible assets, net	15,635	22,846
Deferred tax assets	—	31,863
Equity investment in ABG-Camuto	58,598	57,760
Other assets	31,172	24,337
Total assets	$1,976,595	$2,465,070
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$245,071	$299,072
Accrued expenses	200,326	194,264
Current maturities of long-term debt	62,500	—
Current operating lease liabilities	244,786	186,695
Total current liabilities	752,683	680,031
Long-term debt	272,319	190,000
Non-current operating lease liabilities	677,735	846,584
Other non-current liabilities	30,841	27,541
Total liabilities	1,733,578	1,744,156
Commitments and contingencies
Shareholders' equity:
Common shares paid in-capital, no par value	990,153	971,380
Treasury shares, at cost	(515,065)	(515,065)
Retained earnings (deficit)	(228,785)	267,094
Accumulated other comprehensive loss	(3,286)	(2,495)
Total shareholders' equity	243,017	720,914
Total liabilities and shareholders' equity	$1,976,595	$2,465,070

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Number of Shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings (deficit)	Accumulated other comprehensive loss	Total
Balance, February 3, 2018	72,294	7,733	13,091	$936,252	$(325,906)	$354,979	$(10,074)	$955,251
Net loss	—	—	—	—	—	(20,466)	—	(20,466)
Stock-based compensation activity	378	—	—	17,549	—	—	—	17,549
Repurchase of Class A common shares	(2,000)	—	2,000	—	(47,530)	—	—	(47,530)
Dividends paid ($1.00 per share)	—	—	—	—	—	(79,795)	—	(79,795)
Other comprehensive income	—	—	—	—	—	—	7,368	7,368
Balance, February 2, 2019	70,672	7,733	15,091	953,801	(373,436)	254,718	(2,706)	832,377
Cumulative effect of accounting change	—	—	—	—	—	(9,556)	—	(9,556)
Net income	—	—	—	—	—	94,497	—	94,497
Stock-based compensation activity	439	—	—	17,579	—	—	—	17,579
Repurchase of Class A common shares	(7,078)	—	7,078	—	(141,629)	—	—	(141,629)
Dividends paid ($1.00 per share)	—	—	—	—	—	(72,565)	—	(72,565)
Other comprehensive income	—	—	—	—	—	—	211	211
Balance, February 1, 2020	64,033	7,733	22,169	971,380	(515,065)	267,094	(2,495)	720,914
Net loss	—	—	—	—	—	(488,719)	—	(488,719)
Stock-based compensation activity	633	—	—	18,773	—	—	—	18,773
Dividends paid ($0.10 per share)	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive loss	—	—	—	—	—	—	(791)	(791)
Balance, January 30, 2021	64,666	7,733	22,169	$990,153	$(515,065)	$(228,785)	$(3,286)	$243,017

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(488,719)	$94,497	$(20,466)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	88,026	86,649	79,048
Stock-based compensation expense	20,236	17,059	17,393
Deferred income taxes	34,485	(2,931)	(11,748)
Loss (income) from equity investments	(9,329)	(10,149)	12
Distributions received from equity investment	8,491	10,514	—
Loss on previously held equity investment in TSL and receivables from TSL	—	—	33,988
Impairment charges	153,606	7,771	60,760
Gain on settlement	(8,990)	—	—
Loss on foreign currency reclassified from accumulated other comprehensive loss	—	—	13,963
Other	695	3,957	3,780
Change in operating assets and liabilities:
Accounts receivables	23,179	265	36,151
Income tax receivable	(149,824)	—	—
Inventories	160,312	9,290	(4,162)
Prepaid expenses and other current assets	17,166	(14,994)	(12,310)
Accounts payable	(47,014)	36,995	(38,059)
Accrued expenses	30,144	(26,595)	16,984
Operating lease assets and liabilities, net	13,743	(15,621)	—
Net cash provided by (used in) operating activities	(153,793)	196,707	175,334
Cash flows from investing activities:
Cash paid for property and equipment	(31,114)	(77,820)	(65,355)
Purchases of available-for-sale investments	—	(20,973)	(16,735)
Sales of available-for-sale investments	24,755	66,389	71,136
Additional borrowings by TSL	—	—	(15,989)
Repayments of borrowings by TSL	—	—	1,160
Equity investment in ABG-Camuto	—	—	(56,827)
Proceeds from settlements	8,990	4,965	—
Cash paid for business acquisitions, net of cash acquired	—	—	(199,403)
Net cash provided by (used in) investing activities	2,631	(27,439)	(282,013)
Cash flows from financing activities:
Borrowing on revolving line of credit	276,000	463,300	160,000
Payments on revolving line of credit	(466,000)	(433,300)	—
Borrowing under ABL Revolver	150,000	—	—
Payments on borrowings under ABL Revolver	(50,000)	—	—
Proceeds from issuance of Term Loan	250,000	—	—
Payments on borrowings under Term Loan	(6,263)	—	—
Payments of debt issuance costs	(21,422)	—	—
Cash paid for treasury shares	—	(141,629)	(47,530)
Dividends paid	(7,160)	(72,565)	(79,795)
Other	(2,201)	841	(2,711)
Net cash provided by (used in) financing activities	122,954	(183,353)	29,964
Effect of exchange rate changes on cash balances	1,225	81	1,351
Net decrease in cash, cash equivalents, and restricted cash	(26,983)	(14,004)	(75,364)
Cash, cash equivalents, and restricted cash, beginning of period	86,564	100,568	175,932
Cash, cash equivalents, and restricted cash, end of period	$59,581	$86,564	$100,568

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(11,822)	$39,450	$41,695
Cash paid for interest on debt	$19,523	$8,323	$864
Cash paid for operating lease liabilities	$198,400	$236,506	$—
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$1,590	$12,164	$13,537
Operating lease liabilities arising from lease asset additions	$9,407	$24,137	$—
Net increase to operating lease assets and lease liabilities for modifications	$36,109	$71,945	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     SIGNIFICANT ACCOUNTING POLICIES

Business Operations- Designer Brands Inc., originally founded as DSW Inc., is one of North America's largest designers, producers and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company, Shoe Warehouse, and DSW banners through its Canada stores and e-commerce sites. Together, the U.S. Retail and Canada Retail segments are referred to as the "retail segments." The Brand Portfolio segment earns revenue from the sale of wholesale products to retailers, commission for serving retailers as the design and buying agent for products under private labels (which we refer to as "First Cost"), and the sale of branded products through the direct-to-consumer e-commerce site at www.vincecamuto.com. Our other operating segments are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

On May 10, 2018, we acquired the remaining interest in Town Shoes Limited ("TSL") that we did not previously own. Beginning with our second quarter of fiscal 2018, TSL ceased being accounted for under the equity method of accounting and was accounted for as a consolidated wholly owned subsidiary. As a result of this acquisition, we operate a Canadian retailer of branded footwear and accessories. Subsequent to the acquisition, and as a result of our strategic review, we exited the Town Shoes banner in Canada during fiscal 2018.

On November 5, 2018, we completed the acquisition of Camuto LLC, doing business as "Camuto Group," a footwear design and brand development organization, from Camuto Group LLC (the "Sellers"). The Camuto Group acquisition provides us a global production, sourcing and design infrastructure, including operations in Brazil and China, footwear licenses of brands, including Jessica Simpson and Lucky Brand, and branded e-commerce sites as reported in the Brand Portfolio segment. Also on November 5, 2018, in partnership with Authentic Brands Group LLC, a global brand management and marketing company, we formed ABG-Camuto LLC ("ABG-Camuto"), a joint venture in which we have a 40% interest. This joint venture acquired several intellectual property rights from the Sellers, including Vince Camuto, Louise et Cie, and others, and will focus on licensing and developing new category extensions to support the global growth of these brands. We have entered into a licensing agreement with ABG-Camuto whereby we pay royalties to ABG-Camuto, with the royalty expense included in our cost of sales, based on the sales of footwear, handbags and jewelry, subject to guaranteed minimums. ABG-Camuto also earns royalties on sales from third parties that license the brand names to produce non-footwear product categories. Given our 40% ownership interest in ABG-Camuto, we recognize earnings under the equity method, which is included within the Brand Portfolio segment as ABG-Camuto and considered an integral part of the Brand Portfolio segment business.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year. The periods presented in these consolidated financial statements each consisted of 52 weeks.

Variable Interest Entities- During fiscal 2019, we formed a joint venture with an entity affiliated with performing artist and celebrity Jennifer Lopez. This partnership was formed in order to design, source and sell the JLO JENNIFER LOPEZ collection, a line of footwear and handbags. Our Camuto Group business is responsible for design and sourcing, and DSW is the exclusive retailer of new products. Jennifer Lopez and her team lead the creative directive for marketing and product design, with our technical expertise and guidance. Jennifer Lopez earns fixed licensing fees and also has the opportunity to earn the Company's Class A common shares beginning in fiscal 2021 based on the expansion of our VIP rewards programs from her fan base. Based on certain terms within the joint venture operating agreement, we have determined that we have overall control of the joint venture. In addition, we provide a revolving line of credit to the joint venture and a guarantee for funding in excess of the joint venture's equity. As a result, we are considered the primary beneficiary of the joint venture and it is consolidated within our financial statements. Assets and liabilities of the joint venture are immaterial. We recognize all of the losses of the joint venture up to the amounts guaranteed and share any profits between the partners under the terms of the joint venture operating agreement.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impacts of COVID-19- In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") outbreak a pandemic. On March 18, 2020, to help control the spread of the virus and protect the health and safety of our customers, associates, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. As this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, and liquidity management, as well as reductions to our expense and capital expenditure plans.

During the second quarter and into the third quarter of fiscal 2020, we re-opened all of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. Beginning in July 2020, we initiated an internal reorganization and reduction of our workforce with additional actions taken throughout fiscal 2020, resulting in the elimination of approximately 1,000 associate positions, including over 200 vacant positions that will not be filled. The charges recorded as a result of this reorganization are included in our integration and restructuring costs discussed below.

Following the re-opening of stores, we experienced and have continued to experience significantly reduced customer traffic and net sales, which included subsequent store closures and reduced hours in certain areas, primarily in Canada, where government-imposed restrictions were mandated. Our retail customers in the Brand Portfolio segment have had and are having similar experiences. Given the continuation of overall depressed consumer sentiment, customer behavior has been and may continue to be slow to return to pre-COVID-19 patterns and levels, if at all. We have continued to serve our customers through our e-commerce businesses during the period that our stores were closed and beyond, but store closures primarily during the first half of fiscal 2020 and continuing reduced customer traffic resulted in a sharp decline in our net sales and cash flows.

As a result of the material reduction in net sales and cash flows during fiscal 2020, we performed impairment analyses for our U.S. Retail and Canada Retail segments at the store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of the store asset group, primarily made up of operating lease assets, leasehold improvements and fixtures, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During fiscal 2020, we recorded impairment charges of $127.1 million ($104.2 million and $22.9 million for the U.S. Retail and Canada Retail segments, respectively), including impairment charges during the fourth quarter of fiscal 2020 of $4.2 million ($1.0 million and $3.2 million for the U.S. Retail and Canada Retail segments, respectively). Also during fiscal 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible asset resulting in a full impairment due to the lack of projected cash flows over the remaining useful life (categorized as Level 3 under the fair value hierarchy).

As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores, the decrease in net sales from our retailer customers and the decrease in the Company's market capitalization due to the impact of the COVID-19 outbreak on macroeconomic conditions, we performed our impairment analysis for goodwill and other indefinite-lived intangible assets during the first quarter of fiscal 2020. We calculated the fair value of the reporting units with goodwill primarily based on a discounted cash flow analysis (categorized as Level 3 under the fair value hierarchy). Our analysis concluded that the fair value of the U.S. Retail segment, which is also the reporting unit, and other indefinite-lived intangible assets were in excess of the carrying values, but that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during fiscal 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment. We updated our impairment analysis for the goodwill within the U.S. Retail segment and other indefinite-lived intangible assets during the fourth quarter of fiscal 2020 as part of our annual evaluation, which resulted in the fair values being in excess of the carrying values.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which, among other things, provided employer payroll tax credits for wages paid to associates who were unable to work during the COVID-19 outbreak and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits that were treated as government subsidies to offset related operating expenses, as well as the deferral of payroll and other tax payments in the future. Similar credits and deferrals were also available in Canada. During fiscal 2020, the qualified government credits reduced our operating expenses by $11.4 million on our consolidated statements of operations. As of January 30, 2021, we had $10.0 million of deferred qualified payroll and other tax obligations, half of which is included in accrued expenses on the consolidated balance sheets that we expect to pay at the end of fiscal 2021, with the remaining included in other non-current liabilities on the consolidated balance sheets that we expect to pay at the end of fiscal 2022.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded our income tax expense, income tax receivable, and deferred tax assets and related liabilities based on management’s best estimates. Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets. Our ability to recover these deferred tax assets depends on several factors, including the amount of net operating losses we can carry back and our ability to project future taxable income. One of the provisions of the CARES Act allows net operating losses generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal statutory tax rate was 35%, as opposed to the current rate of 21%. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As a result of the losses incurred in fiscal 2020 due to COVID-19, we are in a three-year cumulative loss position as of January 30, 2021, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. A valuation allowance has been recognized as a reserve on the total deferred tax asset balance due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. Our effective tax rate changed from 21.1% for fiscal 2019 to 19.7% for fiscal 2020. The decrease in the effective tax rate was primarily driven by the recording of an additional valuation allowance of $87.6 million partially offset by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35%.

In addition, during fiscal 2020, we incurred $10.6 million of incremental costs directly related to COVID-19, including hazard pay for store associates, termination fees, pre-open cleaning services, signs used to encourage customers in social distancing, plexiglass shields used at store registers, and supplies of thermometers, masks, gloves, cleaning agents, and other items.

The COVID-19 pandemic remains challenging and unpredictable. The ongoing and prolonged nature of the outbreak has continued to adversely impact our business and may lead to further adjustments to store operations, as well as continue to drive changes in customer behaviors and preferences, including reductions in consumer spending, which may necessitate further shifts in our business model. As such, the ultimate impacts of the COVID-19 outbreak to our businesses remain highly uncertain and will depend on future developments, including the widespread availability, use and effectiveness of vaccines, which are highly uncertain and cannot be predicted. We may have additional write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

Integration and Restructuring Costs- During fiscal 2020, we incurred restructuring costs, which consisted primarily of severance of $15.2 million ($5.5 million, $0.8 million and $8.9 million for the U.S. Retail, Canada Retail and Brand Portfolio segments, respectively), including severance charges during the fourth quarter of fiscal 2020 of $5.2 million (primarily related to the Brand Portfolio segment), and professional fees of $2.4 million. During fiscal 2019, we incurred integration and restructuring costs related to our prior year acquisition activity, which consisted primarily of severance of $3.9 million, fees for terminating joint ventures of $7.2 million, and professional fees and other integration costs of $6.6 million. During fiscal 2018, we incurred restructuring costs of $5.6 million in severance, primarily related to changes to our store staffing model. As of January 30, 2021 and February 1, 2020, we had $6.5 million and $1.7 million, respectively, of severance liability included in accrued expenses on the consolidated balance sheets.

Gain on Settlement- During fiscal 2020, we collected $9.0 million, net of legal costs incurred, and recorded a gain to operating expenses in the consolidated statements of operations that was due to a settlement with a vendor related to costs incurred on an internal-use software project that was capitalized and then impaired in a previous fiscal year.

Principles of Consolidation- The consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including variable interest entities. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States dollars ("USD"), unless otherwise noted.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net sales and expenses during the reporting period. Certain estimates and assumptions use forecasted financial information using information reasonably available to us, along with the estimated, but uncertain, future impacts of the COVID-19 outbreak. Significant estimates and assumptions are required as a part of accounting for sales returns allowances, customer allowances and discounts, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, legal and tax reserves, income taxes, and self-insurance reserves. Although we believe these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions that we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition- Sales from the U.S. Retail and Canada Retail segments are recognized upon customer receipt of merchandise, net of estimated returns and exclude sales tax. Customers can purchase products from one of our stores, online or from our mobile application. For products shipped directly to our customers, we recognize the sale upon the estimated customer receipt date based on historical delivery transit times. Revenue from shipping and handling is recorded in net sales while the related costs are included in cost of sales in the consolidated statements of operations. For products shipped directly to our customers from our suppliers (referred to as "drop ship"), we record gross sales upon customer receipt based on the price paid by the customers as we have determined that we are the principal party responsible for the sale transaction.

Sales from the Brand Portfolio segment are recognized upon transfer of control. Generally, our wholesale customers arrange their own transportation of merchandise and control is transferred at the time of shipment. Sales are recorded at the transaction price, excluding sales tax, net of estimated reserves for customer returns, allowances and discounts. Direct-to-consumer sales are also recognized upon shipment of merchandise, net of estimated returns and exclude sales tax. First Cost commission income is recognized at the point in time when the customer's freight forwarder takes control of the related merchandise.

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

Cost of Sales- Cost of sales from the U.S. Retail and Canada Retail segments is recognized net of estimated returns. In addition to the cost of merchandise sold, which includes freight and the impact of markdowns, shrink and other inventory valuation adjustments, we include in cost of sales expenses associated with distribution and fulfillment and store occupancy. Distribution and fulfillment expenses comprise of labor costs, rent, depreciation, insurance, utilities, maintenance and other operating costs associated with the operations of the distribution and fulfillment centers. Store occupancy expenses include rent, utilities, repairs, maintenance, insurance, janitorial costs, and occupancy-related taxes, but exclude depreciation.

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

Stock-Based Compensation- We recognize compensation expense for awards of stock options, restricted stock units ("RSUs"), and director stock units, based on the fair value on the grant date and on a straight-line basis over the requisite service period for the awards that are expected to vest, with forfeitures estimated based on our historical experience and future expectations. Stock-based compensation is included in operating expenses in the consolidated statements of operations.

New Store Opening Costs- Costs associated with the opening of new stores are expensed as incurred. During fiscal 2020, 2019 and 2018, new store opening costs, primarily pre-opening rent and marketing expenses, were $2.7 million, $2.6 million and $2.8 million, respectively.

Marketing Expense- The cost of advertising is generally expensed when the advertising first takes place or when mailed. During fiscal 2020, 2019 and 2018, marketing costs were $131.7 million, $123.9 million and $121.4 million, respectively.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-Operating Income (Expenses), Net- Non-operating income (expenses), net, includes gains and losses from foreign currency revaluation, realized gains and losses related to our investment portfolio, and fair value adjustments of pre-existing assets as a result of the acquisition of the remaining interest in TSL.

Income Taxes- We account for income taxes under the asset and liability method. We determine the aggregate amount of income tax expense to accrue and the amount that will be currently payable based upon tax statutes of each jurisdiction in which we do business. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating loss and tax credit carryforwards, as measured using enacted tax rates expected to be in effect in the periods when temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	January 30, 2021	February 1, 2020	February 2, 2019
Cash and cash equivalents	$59,581	$86,564	$99,369
Restricted cash, included in prepaid expenses and other current assets	—	—	1,199
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$59,581	$86,564	$100,568

Investments- We determine the balance sheet classification of investments at the time of purchase and evaluate the classification at each balance sheet date. All income generated from these investments is recorded as interest income. For prior period investments, we held securities in bonds and term notes that were classified as available-for-sale, which was based on our intention of the use of the investments. The unrealized holding gains or losses for the available-for-sale securities were reported in other comprehensive income (loss). We account for our purchases and sales of investments on the trade date of the investment. We account for investments using the equity method of accounting when we exercise significant influence over the investment. If we do not exercise significant influence, we account for the investment using the cost method of accounting. Cost method investments are included in other assets on the consolidated balance sheets. We evaluate our investments for impairment and whether impairment is other-than-temporary at each balance sheet date.

Receivables, net- Receivables are classified as current assets because the average collection period is generally shorter than one year. We monitor our exposure for credit losses based upon specific receivable balances and we record related allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We utilize an unrelated third-party provider for credit and collection services for receivables from the sale of wholesale products to certain retailers. This third-party provider guarantees payment for the majority of the serviced receivables.

Inventories- All of our inventory is made up of finished goods. The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered by markdowns. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. The Canada Retail segment and the Brand Portfolio segment inventory is accounted for using the moving average cost method and is stated at the lower of cost or net realizable value. We monitor aged inventory for obsolete

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and slow-moving inventory that may need to be liquidated in the future at amounts below cost. Reductions to inventory values establish a new cost basis. Favorable changes in facts or circumstances do not result in an increase in the newly established cost basis.

We perform physical inventory counts or cycle counts on all inventory on hand throughout the year and adjust the recorded balance to reflect the results. We record estimated shrink between physical inventory counts, based on historical experience and recent results, less amounts realized.

Inherent in the calculation of inventories are certain significant judgments and estimates, including setting the original merchandise retail value, markdowns, shrink, and liquidation values. The ultimate amount realized from the sale of inventory and write offs from counts could differ from management estimates.

Concentration of Risks- We are subject to risk due to concentration of merchandise coming from China. All of the products we manufacture in the Brand Portfolio segment come from third-party facilities outside of the U.S., with 73% of units sourced from China, whereas our U.S. Retail and Canada Retail merchandise is purchased from both domestic and foreign vendors. Many of our domestic vendors import a large portion of their merchandise from abroad, with the majority manufactured in China.

We are also subject to concentration of vendor risk within the U.S. Retail and Canada Retail segments. During fiscal 2020, three key third-party vendors together supplied approximately 22% of our retail merchandise.

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

We measure available-for-sale investments at fair value on a recurring basis. These investments are measured using a market-based approach using inputs such as prices of similar assets in active markets (categorized as Level 2). The carrying value of cash and cash equivalents, receivables and accounts payables approximated their fair values due to their short-term nature. The fair value of borrowings under our senior secured asset-based revolving credit facility ("ABL Revolver") and our previous senior unsecured revolving credit agreement ("Credit Facility") approximated the carrying value. As of January 30, 2021, the fair value of borrowings under our senior secured term loan ("Term Loan") was $254.1 million compared to the carrying value of $243.8 million. The fair value of debt borrowings was estimated based on current interest rates offered for similar instruments (categorized as Level 2).

Property and Equipment, net- Property and equipment, net, are stated at cost less accumulated depreciation determined by the straight-line method over the expected useful life of assets. The net book value of property or equipment sold or retired is removed from the asset and related accumulated depreciation accounts with any resulting net gain or loss included in results of operations. The estimated useful lives by class of asset are as follows:

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

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the arrangement is accounted for as a service contract.

Leases- A lease liability for new leases is recorded based on the present value of future fixed lease commitments with a corresponding lease asset. For leases classified as operating leases, we recognize a single lease cost on a straight-line basis based on the combined amortization of the lease liability and the lease asset. Other leases will be accounted for as finance arrangements. For real estate leases, we are generally required to pay base rent, real estate taxes, and insurance, which are considered lease components, and maintenance, which is a non-lease component. We have elected to not separate non-lease payment components from the associated lease component for all new real estate leases. We determine the discount rate for each lease by estimating the rate that we would be required to pay on a secured borrowing for an amount equal to the lease payments over the lease term. The majority of our real estate leases provide for renewal options, which are typically not included in the lease term used for measuring the lease assets and lease liabilities as it is not reasonably certain we will exercise renewal options.

We monitor for events or changes in circumstances that may require a reassessment of our leases and determine if a remeasurement is required. In response to the COVID-19 outbreak, we negotiated deferrals of lease payments to be repaid over various periods, with no substantive changes to the total consideration without a change in the terms. We have elected to treat these changes as modifications to our leases, resulting in remeasuring the related lease assets and liabilities and including non-lease components per our policy.

Impairment of Long-Lived Assets- We periodically evaluate the carrying amount of our long-lived assets, primarily operating lease assets, property and equipment and definite-lived intangible assets, when events and circumstances warrant such a review to ascertain if any assets have been impaired. The reviews are conducted at the lowest identifiable level. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term.

Refer to section above, Impacts of COVID-19, regarding impairment charges of long-lived assets during fiscal 2020. During fiscal 2019, we recorded impairment charges of $7.8 million, including $4.8 million for operating lease assets and other property and equipment in the Brand Portfolio segment related to the planned consolidation of certain locations as part of our integration efforts and $3.0 million primarily for operating lease assets related to under-performing stores ($2.3 million and $0.7 million for the U.S. Retail and Canada Retail segments, respectively). During fiscal 2018, we recorded impairment charges of $13.9 million for an abandoned corporate internal-use software that was under development and $5.1 million primarily for leasehold improvements related to under-performing stores.

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

Refer to section above, Impacts of COVID-19, regarding impairment charges of goodwill during fiscal 2020. During fiscal 2018, we determined that the value of the acquired net assets of TSL exceeded its fair value based on the fair value of TSL using a discounted cash flow model (categorized as Level 3 under the fair value hierarchy). As a result, we recorded a goodwill impairment charge of $41.8 million that resulted in impairing all of Canada Retail segment’s goodwill.

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

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Translation and Transactions- Prior to our acquisition of the remaining interest in TSL, our equity investment in TSL and receivable from TSL, along with certain investments, were denominated in Canadian dollars ("CAD") and translated into USD at exchange rates in effect at the balance sheet date. Each quarter, the income or loss from TSL was recorded in USD at the average exchange rate for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss. During fiscal 2018, as a result of the acquisition of TSL, we reclassified a net loss of $12.2 million of foreign currency translation related to the previously held balances from accumulated other comprehensive loss to non-operating expenses, net.

During fiscal 2018, TSL became a wholly owned subsidiary with CAD as its functional currency. Assets and liabilities of the Canadian business are translated into USD at exchange rates in effect at the balance sheet date or historical rates as appropriate. Each quarter, amounts included in our consolidated statements of operations from the Canadian business are translated at the average exchange rate for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss. Transaction gains and losses are included in the consolidated statements of operations.

Deferred Compensation Plans- We provide deferred compensation plans, including defined contribution plans to eligible associates and a non-qualified deferred compensation plan for certain executives and members of the Board of Directors. Participants may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During fiscal 2020, 2019 and 2018, we recognized costs associated with matching contributions of $5.3 million, $5.9 million and $5.2 million, respectively.

Adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments- During the first quarter of fiscal 2020, we adopted Accounting Standards Update ("ASU") 2016-13, which replaces the previous incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

Adoption of ASU 2016-02, Leases- During the first quarter of fiscal 2019, we adopted the new accounting standard for leases, ASU 2016-02 and the related amendments. We elected to initially apply ASU 2016-02 as of February 3, 2019, which resulted in a cumulative-effect adjustment that decreased retained earnings by $9.6 million for transition impairments related to previously impaired leased locations. Periods prior to February 3, 2019 were not restated. At transition, we elected the package of practical expedients, which allows us to carry forward the historical lease classification and not reassess whether any expired or existing contracts are leases or contain leases. We did not elect the use of hindsight to determine the term of our leases at transition. Prior to the adoption of ASU 2016-02, we recognized rent expense on a straight-line basis over the noncancelable terms of the lease and we recorded lease exit charges for reserves for leased spaces that were abandoned due to closure. Using a credit-adjusted risk-free rate to calculate the present value of the liability, we estimated future lease obligations based on remaining fixed lease payments, estimated or actual sublease income, and any other relevant factors.

2.    ACQUISITIONS AND EQUITY METHOD INVESTMENT

Step Acquisition of TSL- On May 10, 2018, we acquired the remaining interest in TSL for $36.2 million CAD ($28.2 million USD), net of acquired cash of $8.5 million CAD ($6.6 million USD), by exercising our call option. This was accounted for as a step acquisition whereby we remeasured to fair value our previously held assets, which included our equity investment in TSL and receivables from TSL, and included these assets in the determination of the purchase price. During fiscal 2018, as a result of the remeasurement, we recorded a loss of $34.0 million to non-operating expenses, net, in the consolidated statements of operations.

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

Activity related to our equity investment in ABG-Camuto was as follows:

	Fiscal
(in thousands)	2020	2019	2018
Balance at beginning of period	$57,760	$58,125	$—
Initial investment in ABG-Camuto	—	—	56,827
Share of net earnings	9,329	10,149	1,298
Distributions received	(8,491)	(10,514)	—
Balance at end of period	$58,598	$57,760	$58,125

Combined Results- The following table provides the supplemental unaudited pro forma net sales and net income of the combined entity had the acquisition dates of TSL and Camuto Group and the investment in ABG-Camuto been the first day of our fiscal 2017:

(in thousands)	Fiscal 2018
Net sales	$3,562,498
Net income	$74,367

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

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    REVENUE

Disaggregation of Net Sales- The following table presents net sales disaggregated by product and service category for each segment:

	Fiscal
(in thousands)	2020	2019	2018
Net sales:
U.S. Retail segment:
Women's footwear	$1,161,836	$1,853,265	$1,866,121
Men's footwear	386,338	539,917	561,722
Kids' footwear	151,121	158,261	118,859
Accessories and other	101,028	193,952	192,287
	1,800,323	2,745,395	2,738,989
Canada Retail segment:
Women's footwear	92,623	133,762	123,323
Men's footwear	45,665	63,140	57,567
Kids' footwear	37,233	40,995	30,216
Accessories and other	7,138	11,120	9,219
	182,659	249,017	220,325
Brand Portfolio segment:
Wholesale	197,940	379,698	86,209
Commission income	18,509	26,424	3,894
Direct-to-consumer	32,197	42,163	9,709
	248,646	448,285	99,812
Other	62,909	122,090	128,968
Total segment net sales	2,294,537	3,564,787	3,188,094
Elimination of intersegment sales	(59,818)	(72,100)	(10,176)
Total net sales	$2,234,719	$3,492,687	$3,177,918

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Fiscal
(in thousands)	2020	2019	2018
Gift cards:
Beginning of period	$35,461	$34,998	$32,792
Gift cards redeemed and breakage recognized to net sales	(59,173)	(91,000)	(90,569)
Gift cards issued	58,154	91,463	92,775
End of period	$34,442	$35,461	$34,998
Loyalty programs:
Beginning of period	$16,138	$16,151	$21,282
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(25,049)	(37,311)	(41,210)
Deferred revenue for loyalty points issued	20,290	37,298	36,079
End of period	$11,379	$16,138	$16,151

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

The following table presents the changes and total balances for sales reserves:

	Fiscal
(in thousands)	2020	2019	2018
Sales returns reserve:
Beginning of period	$21,408	$17,743	$14,130
Net sales reduced for estimated returns	279,923	448,886	402,274
Actual returns during the period	(283,998)	(445,221)	(398,661)
End of period	$17,333	$21,408	$17,743
Customer allowances and discounts reserve:
Beginning of period	$11,528	$13,094	$—
Assumed liability in acquisitions and measurement period adjustments	—	(3,267)	15,434
Net sales reduced for estimated allowances and discounts	14,363	43,733	10,669
Actual allowances and discounts during the period	(21,312)	(42,032)	(13,009)
End of period	$4,579	$11,528	$13,094

As of January 30, 2021, February 1, 2020 and February 2, 2019, the asset for recovery of merchandise returns was $8.4 million, $11.9 million and $10.1 million, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

4.    RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of January 30, 2021, the Schottenstein Affiliates consisted of entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family. As of January 30, 2021, the Schottenstein Affiliates beneficially owned approximately 16% of the Company's outstanding common shares, representing approximately 52% of the combined voting power, consisting of, in the aggregate, 3.9 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with Schottenstein Affiliates for the relevant periods:

Leases- We lease our fulfillment center and certain store locations owned by Schottenstein Affiliates. See Note 14, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During fiscal 2020, 2019 and 2018, we had other purchases and services we incurred from the Schottenstein Affiliates of $4.8 million, $6.0 million and $6.5 million, respectively.

Due to Related Parties- As of January 30, 2021 and February 1, 2020, we had amounts due to the Schottenstein Affiliates of $1.2 million and $0.9 million, respectively, included in accounts payable on the consolidated balance sheets.

ABG-Camuto

We have a 40% interest in our equity investment in ABG-Camuto. We entered into a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For both fiscal 2020 and 2019, we recorded $18.2 million of royalty expense payable to ABG-Camuto, respectively. See Note 15, Commitments and Contingencies - Contractual Obligations, for future guaranteed minimum royalty payment requirements to ABG-Camuto. Amounts due to ABG-Camuto for all periods presented were immaterial.

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

The following is a reconciliation of the number of shares used in the calculation of earnings (loss) per share:

	Fiscal
(in thousands)	2020	2019	2018
Weighted average basic shares outstanding	72,198	73,602	80,026
Dilutive effect of stock-based compensation awards	—	1,003	—
Weighted average diluted shares outstanding	72,198	74,605	80,026

For fiscal 2020, 2019 and 2018, the number of potential shares that were not included in the computation of diluted earnings (loss) per share due to the anti-dilutive effect was 5.9 million, 3.2 million and 3.2 million, respectively.

6.    STOCK-BASED COMPENSATION

The DSW Inc. 2014 Long-Term Incentive Plan (the "Plan") provides for the issuance of stock-based compensation awards for eligible recipients. The Plan replaced the DSW Inc. 2005 Equity Incentive Plan but did not affect awards granted under that plan, some of which remain outstanding. Eligible recipients include key associates as well as directors. The maximum number of shares of Class A common shares underlying awards which may be issued over the term of the Plan cannot exceed 11.0 million shares. As of January 30, 2021, 9.2 million shares of Class A common shares remain available for future stock-based compensation grants under the Plan.

Stock-based compensation expense consisted of the following:

	Fiscal
(in thousands)	2020	2019	2018
Stock options	$1,467	$2,079	$4,900
Restricted and director stock units	18,769	14,980	12,493
	$20,236	$17,059	$17,393

Stock Options- Stock options were granted with an exercise price per share equal to the fair market value of our common stock on the grant date. Stock options generally vest 20% per year on a cumulative basis and remain exercisable for a period of 10 years from the date of grant. Stock option activity for the periods presented and unvested options as of January 30, 2021 was immaterial.

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

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the stock-based compensation award activity for unvested stock units for fiscal 2020:

	Time-Based RSUs		Performance-Based RSUs
(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of period	1,687	$21.37	768	$21.24
Granted	5,880	$6.57	11	$5.49
Vested	(358)	$19.58	(226)	$19.74
Forfeited	(764)	$10.41	(13)	$21.94
Outstanding - end of period	6,445	$9.20	540	$21.84

The total fair value of time-based RSUs that vested during fiscal 2020, 2019 and 2018 was $6.5 million, $3.8 million and $1.7 million, respectively. As of January 30, 2021, the total compensation cost related to unvested time-based RSUs not yet recognized was $27.9 million, with a weighted average expense recognition period remaining of 2.1 years.

The total fair value of performance-based RSUs that vested during fiscal 2020, 2019 and 2018 was $4.0 million, $3.9 million and $3.2 million, respectively. As of January 30, 2021, the total compensation cost related to unvested performance-based RSUs not yet recognized was approximately $2.3 million, with a weighted average expense recognition period remaining of 1.0 year.

Director Stock Units- We issue stock units to directors who are not associates. Stock units are automatically granted to each director on the date of each annual meeting of shareholders based on the closing market price of the Class A common shares. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such compensation paid in the form of stock units. Stock units granted to directors vest immediately and directors are given the option to settle their units 30 days after the grant date, at a specified date more than 30 days following the grant date, or upon completion of service. Stock units granted to directors not yet settled, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings (loss) per share. As of January 30, 2021, we had 0.4 million director stock units not yet settled.

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

The following table provides additional information for our common shares:

	January 30, 2021		February 1, 2020
(in thousands)	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000
Issued shares	86,835	7,733	86,202	7,733
Outstanding shares	64,666	7,733	64,033	7,733
Treasury shares	22,169	—	22,169	—

We have authorized 100 million shares of no-par value preferred shares with no shares issued for any of the periods presented.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization, with $334.9 million of Class A common shares that remain authorized under the program as of January 30, 2021. The share repurchase program is subject to the ABL Revolver and Term Loan restrictions and may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Any share repurchases will be completed in the open market at times and in amounts considered appropriate based on price and market conditions.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total
Balance, February 3, 2018	$(9,278)	$(796)	$(10,074)
Other comprehensive income (loss) before reclassifications	(7,013)	192	(6,821)
Amounts reclassified to non-operating expenses, net	13,963	226	14,189
Other comprehensive income	6,950	418	7,368
Balance, February 2, 2019	(2,328)	(378)	(2,706)
Other comprehensive income (loss) before reclassifications	(340)	609	269
Amounts reclassified to non-operating expenses, net	—	(58)	(58)
Other comprehensive income (loss)	(340)	551	211
Balance, February 1, 2020	(2,668)	173	(2,495)
Other comprehensive income (loss) before reclassifications	(618)	195	(423)
Amounts reclassified to non-operating income, net	—	(368)	(368)
Other comprehensive loss	(618)	(173)	(791)
Balance, January 30, 2021	$(3,286)	$—	$(3,286)

8.    RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	January 30, 2021	February 1, 2020
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$29,615	$54,209
Serviced by third-party provider without guaranteed payment	363	365
Serviced in-house	4,576	7,630
Income tax receivable	149,824	—
Other receivables	12,865	28,166
Total receivables	197,243	90,370
Allowance for doubtful accounts	(1,194)	(1,219)
	$196,049	$89,151

The following presents the activity in our balance in the allowance for doubtful accounts:

	Fiscal
(in thousands)	2020	2019	2018
Allowance for doubtful accounts - beginning of period	$(1,219)	$(939)	$—
Provision for bad debts	(1,041)	(1,446)	(939)
Recoveries and other adjustments	1,066	1,166	—
Allowance for doubtful accounts - end of period	$(1,194)	$(1,219)	$(939)

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    INVESTMENTS

Investments in available-for-sale securities consisted of the following:

(in thousands)	January 30, 2021	February 1, 2020
Carrying value of investments	$—	$24,831
Unrealized gains included in accumulated other comprehensive loss	—	143
Fair value	$—	$24,974

10.    PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(in thousands)	January 30, 2021	February 1, 2020
Land	$1,110	$1,110
Buildings	12,485	12,485
Building and leasehold improvements	446,937	449,958
Furniture, fixtures and equipment	471,586	482,573
Software	194,064	189,291
Construction in progress	10,659	32,645
Total property and equipment	1,136,841	1,168,062
Accumulated depreciation and amortization	(840,372)	(773,053)
	$296,469	$395,009

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	January 30, 2021			February 1, 2020
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$25,899	$—	$25,899
Canada Retail	41,610	(41,610)	—	42,048	(42,048)	—
Brand Portfolio	19,989	—	19,989	63,614	—	63,614
	155,254	(41,610)	113,644	131,561	(42,048)	89,513
Activity by segment:
U.S. Retail -
Allocation of goodwill from Brand Portfolio	—	—	—	67,756	—	67,756
Canada Retail -
Currency translation adjustment	1,476	(1,476)	—	(438)	438	—
Brand Portfolio:
Impairment charges	—	(19,989)	(19,989)	—	—	—
Purchase price and allocation adjustments	—	—	—	24,131	—	24,131
Allocation of goodwill to U.S. Retail	—	—	—	(67,756)	—	(67,756)
	1,476	(21,465)	(19,989)	23,693	438	24,131
End of period by segment:
U.S. Retail	93,655	—	93,655	93,655	—	93,655
Canada Retail	43,086	(43,086)	—	41,610	(41,610)	—
Brand Portfolio	19,989	(19,989)	—	19,989	—	19,989
	$156,730	$(63,075)	$93,655	$155,254	$(41,610)	$113,644

Intangible Assets- Intangible assets consisted of the following:

	January 30, 2021			February 1, 2020
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived customer relationships	$2,909	$(2,791)	$118	$9,360	$(2,044)	$7,316
Indefinite-lived trademarks and tradenames	15,517	—	15,517	15,530	—	15,530
	$18,426	$(2,791)	$15,635	$24,890	$(2,044)	$22,846

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	January 30, 2021	February 1, 2020
Gift cards	$34,442	$35,461
Accrued compensation and related expenses	49,864	26,768
Accrued taxes	24,206	19,399
Loyalty programs deferred revenue	11,379	16,138
Sales returns	17,333	21,408
Customer allowances and discounts	4,579	11,528
Other	58,523	63,562
	$200,326	$194,264

13.    DEBT

Debt consisted of the following:

(in thousands)	January 30, 2021	February 1, 2020
ABL Revolver	$100,000	$—
Term Loan	243,750	—
Credit Facility	—	190,000
Total debt	343,750	190,000
Less unamortized Term Loan debt issuance costs	(8,931)	—
Less current maturities of long-term debt	(62,500)	—
Long-term debt	$272,319	$190,000

As of January 30, 2021, future maturities of debt are as follows:

(in thousands)
Fiscal 2021	$62,500
Fiscal 2022	12,500
Fiscal 2023	12,500
Fiscal 2024	12,500
Fiscal 2025	243,750
Total	$343,750

ABL Revolver- On August 7, 2020, we replaced our Credit Facility with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowings, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Term Loan. The amount of credit available is limited to a borrowing base based on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of January 30, 2021, the ABL Revolver had a borrowing base of $400.0 million, with $100.0 million outstanding and $5.3 million in letters of credit issued, resulting in $294.7 million available for borrowings.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month London Interbank Offered Rate ("LIBOR") (as defined) plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.25% as of January 30, 2021. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

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

Borrowings under the Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 3.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%, with an interest rate of 9.75% (effective interest rate of 11.81% when including the amortization of debt issuance costs) as of January 30, 2021.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Term Loan includes a springing covenant imposing a minimum earnings before interest, taxes, depreciation, and amortization covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. We are restricted from paying dividends or repurchasing stock until the third quarter of fiscal 2021 at the earliest, after which certain limitations apply. Both the ABL Revolver and the Term Loan contain customary events of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. As of January 30, 2021, we were in compliance with all financial covenants.

14.    LEASES

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

Lease income and lease expense consisted of the following:

	Fiscal
(in thousands)	2020	2019	2018
Operating sublease income	$12,219	$9,601	$4,659
Operating lease expense:
Lease expense to unrelated parties	$199,729	$213,156	$204,873
Lease expense to related parties	9,239	9,486	9,220
Variable lease expense to unrelated parties	63,881	53,239	23,822
Variable lease expense to related parties	1,341	1,283	—
	$274,190	$277,164	$237,915

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2020
Other operating lease information:
Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	4.0%

As of January 30, 2021, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
Fiscal 2021	$267,251	$9,085	$276,336
Fiscal 2022	202,431	7,118	209,549
Fiscal 2023	159,705	4,573	164,278
Fiscal 2024	117,648	4,139	121,787
Fiscal 2025	83,705	3,919	87,624
Future fiscal years thereafter	156,796	7,434	164,230
	987,536	36,268	1,023,804
Less discounting impact on operating leases	(97,539)	(3,744)	(101,283)
Total operating lease liabilities	889,997	32,524	922,521
Less current operating lease liabilities	(236,813)	(7,973)	(244,786)
Non-current operating lease liabilities	$653,184	$24,551	$677,735

As of January 30, 2021, we have entered into lease commitments for nine new store locations and one store relocation where the leases have not yet commenced, and therefore the lease liabilities have not yet been recorded. We expect the lease commencement to begin over the next three fiscal quarters for these locations and we will record additional operating lease liabilities of approximately $14.0 million.

15.    COMMITMENTS AND CONTINGENCIES
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

Insurance Recoveries- During fiscal 2020, we experienced lost sales and the related margins and recognized incremental losses due to an incident at a third-party vendor that resulted in a shutdown of services to us that impacted our ability to fulfill orders from customers for a limited period of time. This incident is covered under an insurance policy that provides for reimbursement of lost profits and recognized losses as a result of the outage. During fiscal 2020, we recognized insurance recovery gains of $3.0 million, recorded to cost of sales on the consolidated statements of operations, for recognized losses that we believe are probable of being reimbursed through the insurance policy. Reimbursement for lost profits and any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when realized or realizable. We will continue to work with the insurance carrier to reach an agreement on the total amount to be recovered.

Guarantee- We provide guarantees for lease obligations that are scheduled to expire in fiscal 2023 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of January 30, 2021, the total future minimum lease payment requirements for these guarantees were approximately $15.9 million.

Contractual Obligations- As of January 30, 2021, we have entered into various noncancelable purchase and service agreements, including construction commitments for capital items to be purchased for projects that were under construction or for which a lease has been signed. In addition, we have license agreements that allow us to use third-party owned brands, including a license agreement with ABG-Camuto (a related party), that have guaranteed minimum royalty payments.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of January 30, 2021, our noncancelable purchase obligations and future guaranteed minimum royalty payments are as follows:

		Guaranteed Minimum Royalties
(in thousands)	Noncancelable Purchase Obligations	Unrelated Parties	Related Party	Total
Fiscal 2021	$5,449	$19,253	$18,350	$37,603
Fiscal 2022	1,922	16,309	18,350	34,659
Fiscal 2023	1,521	15,309	18,350	33,659
Fiscal 2024	—	15,309	19,650	34,959
Fiscal 2025	—	6,984	19,650	26,634
Future fiscal years thereafter	—	20,952	58,950	79,902
	$8,892	$94,116	$153,300	$247,416

16.    INCOME TAXES

Income (loss) before income taxes and loss from equity investment in TSL consisted of the following:

	Fiscal
(in thousands)	2020	2019	2018
Domestic income (loss)	$(559,120)	$111,021	$123,172
Foreign income (loss), including loss from equity investment in TSL	(49,527)	8,753	(113,805)
Income (loss) before income taxes and loss from equity investment in TSL	$(608,647)	$119,774	$9,367

Income tax provision (benefit) consisted of the following:

	Fiscal
(in thousands)	2020	2019	2018
Current:
Federal	$(151,931)	$21,196	$29,073
Foreign	1,451	205	188
State and local	(3,840)	6,596	12,268
	(154,320)	27,997	41,529
Deferred:
Federal	23,601	(620)	(2,234)
Foreign	1,504	(1,241)	(9,273)
State and local	9,287	(859)	(189)
	34,392	(2,720)	(11,696)
Income tax provision (benefit)	$(119,928)	$25,277	$29,833

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents a reconciliation of the income tax provision (benefit) based on the U.S. federal statutory tax rate to the total tax provision (benefit):

	Fiscal
(in thousands)	2020	2019	2018
Income tax provision (benefit) at federal statutory rate	$(127,816)	$25,152	$1,966
State and local taxes, net of federal benefit (provision)	(23,678)	4,809	5,688
Foreign tax rate differential	(3,000)	546	(3,270)
Foreign impairment charges	—	—	11,196
Change in valuation allowance	87,579	(3,949)	8,157
Non-deductible compensation	3,617	344	2,219
CARES Act rate differential	(57,894)	—	—
Change in uncertain tax positions	(290)	(527)	2,611
Net impact of implementing tax reform	—	—	2,144
Other	1,554	(1,098)	(878)
Income tax provision (benefit)	$(119,928)	$25,277	$29,833

See Note 1, Significant Accounting Policies - Impacts of COVID-19, for discussion of CARES Act rate differential and the change in valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

(in thousands)	January 30, 2021	February 1, 2020
Deferred tax assets:
Operating lease liabilities	$232,910	$259,846
Net operating losses	34,917	9,251
Stock-based compensation	11,782	10,987
Inventories	9,103	11,669
Accrued expenses	5,567	4,193
Intangible assets	5,031	442
State bonus depreciation	4,654	3,342
Loyalty programs deferred revenue	2,406	3,405
Gift cards	2,153	3,801
Other	3,824	4,459
	312,347	311,395
Less: valuation allowance	(101,185)	(9,472)
Total deferred tax assets, net of valuation allowance	211,162	301,923
Deferred tax liabilities:
Operating lease assets	(187,398)	(242,733)
Property and equipment	(23,306)	(25,359)
Other	(5,065)	(3,977)
	(215,769)	(272,069)
Net deferred tax assets (liabilities)	$(4,607)	$29,854

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes are reported within the consolidated balance sheets as follows:

(in thousands)	January 30, 2021	February 1, 2020
Deferred tax assets	$—	$31,863
Deferred tax liabilities included in other non-current liabilities	(4,607)	(2,009)
Net deferred tax assets (liabilities) as shown above	$(4,607)	$29,854

As of January 30, 2021, the valuation allowance is primarily related to federal, state and foreign deferred tax assets. Additionally, there are state and foreign net operating losses, which, if not utilized, a portion of the carryovers will begin to expire in fiscal 2025 and 2034, respectively. The following presents the changes in valuation allowance:

	Fiscal
(in thousands)	2020	2019	2018
Valuation allowance - beginning of period	$9,472	$14,097	$2,736
Additions charged to income tax provision (benefit)	87,579	—	8,157
Additions related to acquisitions	—	—	6,124
Allowances taken or written off	—	(3,949)	(2,920)
Other adjustments	4,134	(676)	—
Valuation allowance - end of period	$101,185	$9,472	$14,097

We intend to continue to invest all of the earnings of foreign subsidiaries, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and we do not expect to incur any significant, additional taxes related to such amounts.

Changes in gross unrecognized tax benefits were as follows:

	Fiscal
(in thousands)	2020	2019	2018
Unrecognized tax benefits - beginning of period	$10,764	$11,608	$7,925
Additions for tax positions taken in the current year	603	1,692	4,105
Reductions for tax positions taken in prior years:
Changes in estimates	—	(340)	—
Settlements	(1,280)	(2,196)	(422)
Unrecognized tax benefits - end of period	$10,087	$10,764	$11,608

Of the total unrecognized tax benefits at January 30, 2021, February 1, 2020 and February 2, 2019, approximately $8.7 million, $9.2 million and $10.2 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on our financial position, results of operations or cash flows. We recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision (benefit). As of January 30, 2021, February 1, 2020 and February 2, 2019, interest and penalties were $2.6 million, $2.3 million and $1.8 million, respectively.

We are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2017 and state income tax examinations for years prior to fiscal 2016. We have three state income tax returns in the process of examination at this time. We estimate the range of possible changes that may result from any future tax examinations to be insignificant at this time.

DESIGNER BRANDS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.    SEGMENT REPORTING

The following provides certain financial data by segment reconciled to the consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate / Eliminations	Total
Fiscal 2020
Net sales:
External customer sales	$1,800,323	$182,659	$188,828	$62,909	$—	$2,234,719
Intersegment sales	—	—	59,818	—	(59,818)	—
Total net sales	$1,800,323	$182,659	$248,646	$62,909	$(59,818)	$2,234,719
Gross profit	$242,786	$28,651	$36,393	$962	$2,449	$311,241
Income from equity investment in ABG-Camuto	$—	$—	$9,329	$—	$—	$9,329
Cash paid for property and equipment	$9,997	$3,420	$1,194	$67	$16,436	$31,114
Depreciation and amortization	$47,083	$7,817	$5,433	$42	$27,651	$88,026
Fiscal 2019
Net sales:
External customer sales	$2,745,395	$249,017	$376,185	$122,090	$—	$3,492,687
Intersegment sales	—	—	72,100	—	(72,100)	—
Total net sales	$2,745,395	$249,017	$448,285	$122,090	$(72,100)	$3,492,687
Gross profit (loss)	$786,976	$79,850	$114,170	$26,065	$(7,391)	$999,670
Income from equity investment in ABG-Camuto	$—	$—	$10,149	$—	$—	$10,149
Cash paid for property and equipment	$36,302	$7,600	$3,574	$178	$30,166	$77,820
Depreciation and amortization	$47,282	$9,583	$5,644	$372	$23,768	$86,649
Fiscal 2018
Net sales:
External customer sales	$2,738,989	$220,325	$89,636	$128,968	$—	$3,177,918
Intersegment sales	—	—	10,176	—	(10,176)	—
Total net sales	$2,738,989	$220,325	$99,812	$128,968	$(10,176)	$3,177,918
Gross profit (loss)	$840,174	$55,937	$18,920	$25,252	$(1,594)	$938,689
Income from equity investment in ABG-Camuto	$—	$—	$1,298	$—	$—	$1,298
Cash paid for property and equipment	$32,544	$6,396	$447	$147	$25,821	$65,355
Depreciation and amortization	$49,552	$6,951	$1,971	$604	$19,970	$79,048

The U.S. Retail and Brand Portfolio segments and Other net sales recognized are primarily based on sales to customers in the U.S., and Canada Retail segment net sales recognized are based on sales to customers in Canada. Net sales realized from geographic markets outside of the U.S. and Canada have collectively been immaterial.

As of January 30, 2021 and February 1, 2020, long-lived assets, consisting of property and equipment and operating lease assets, included $0.9 billion and $1.2 billion, respectively, in the U.S. and $78.9 million and $114.5 million, respectively, in Canada, with only an immaterial amount in other countries. No single customer accounts for 10% or more of consolidated total net sales. However, the Brand Portfolio segment has four customers that make up approximately 50% of its total net sales, excluding intersegment net sales, and the loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.