Form 10-Q
period 2021-05-01
Designer Brands Inc.
filed 2021-05-28
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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

Number of shares outstanding of each of the registrant's classes of common stock, as of May 21, 2021: 65,135,378 Class A common shares and 7,732,743 Class B common shares.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to those factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the "2020 Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 22, 2021, and otherwise in our reports and filings with the SEC, there are a number of important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements including, but not limited to, the following:
•risks and uncertainty related to the continued outbreak of the coronavirus ("COVID-19"), any future COVID-19 resurgence, and any other adverse public health developments;
•risks related to losses or disruptions associated with our distribution systems, including our distribution and fulfillment centers and our stores, whether as a result of COVID-19, reliance on third-party providers, cyber-related attacks, or otherwise;
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

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Form 10-Q mean Designer Brands Inc. and its subsidiaries.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended
	May 1, 2021	May 2, 2020
Net sales	$703,155	$482,783
Cost of sales	(487,044)	(509,243)
Gross profit (loss)	216,111	(26,460)
Operating expenses	(200,814)	(187,221)
Income from equity investment	1,708	2,270
Impairment charges	—	(112,547)
Operating profit (loss)	17,005	(323,958)
Interest expense, net	(8,814)	(2,158)
Non-operating income (expenses), net	806	(87)
Income (loss) before income taxes	8,997	(326,203)
Income tax benefit	8,029	110,345
Net income (loss)	$17,026	$(215,858)
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.23	$(3.00)
Diluted earnings (loss) per share	$0.22	$(3.00)
Weighted average shares used in per share calculations:
Basic shares	72,613	71,914
Diluted shares	76,976	71,914

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended
	May 1, 2021	May 2, 2020
Net income (loss)	$17,026	$(215,858)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	543	(3,541)
Unrealized net gain on debt securities	—	195
Reclassification adjustment for net gains realized in net loss	—	(368)
Total other comprehensive income (loss), net of income taxes	543	(3,714)
Total comprehensive income (loss)	$17,569	$(219,572)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	May 1, 2021	January 30, 2021	May 2, 2020
ASSETS
Cash and cash equivalents	$49,301	$59,581	$250,874
Receivables, net	213,447	196,049	81,953
Inventories	540,088	473,183	533,638
Prepaid expenses and other current assets	60,461	51,772	82,742
Total current assets	863,297	780,585	949,207
Property and equipment, net	284,823	296,469	359,841
Operating lease assets	686,704	700,481	799,482
Goodwill	93,655	93,655	93,655
Intangible assets, net	16,131	15,635	13,908
Deferred tax assets	—	—	139,269
Equity investment	57,012	58,598	57,538
Other assets	30,843	31,172	24,941
Total assets	$2,032,465	$1,976,595	$2,437,841
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$341,819	$245,071	$283,054
Accrued expenses	195,237	200,326	231,359
Current maturities of long-term debt	62,500	62,500	—
Current operating lease liabilities	200,666	244,786	218,313
Total current liabilities	800,222	752,683	732,726
Long-term debt	274,887	272,319	393,000
Non-current operating lease liabilities	663,018	677,735	788,704
Other non-current liabilities	31,526	30,841	25,305
Total liabilities	1,769,653	1,733,578	1,939,735
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	992,379	990,153	975,304
Treasury shares, at cost	(515,065)	(515,065)	(515,065)
Retained earnings (deficit)	(211,759)	(228,785)	44,076
Accumulated other comprehensive loss	(2,743)	(3,286)	(6,209)
Total shareholders' equity	262,812	243,017	498,106
Total liabilities and shareholders' equity	$2,032,465	$1,976,595	$2,437,841

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited and in thousands, except per share data)

	Number of shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings (deficit)	Accumulated other comprehensive loss	Total
Three months ended May 1, 2021
Balance, January 30, 2021	64,666	7,733	22,169	$990,153	$(515,065)	$(228,785)	$(3,286)	$243,017
Net income	—	—	—	—	—	17,026	—	17,026
Stock-based compensation activity	468	—	—	2,226	—	—	—	2,226
Other comprehensive income	—	—	—	—	—	—	543	543
Balance, May 1, 2021	65,134	7,733	22,169	$992,379	$(515,065)	$(211,759)	$(2,743)	$262,812
Three months ended May 2, 2020
Balance, February 1, 2020	64,033	7,733	22,169	$971,380	$(515,065)	$267,094	$(2,495)	$720,914
Net loss	—	—	—	—	—	(215,858)	—	(215,858)
Stock-based compensation activity	269	—	—	3,924	—	—	—	3,924
Dividends ($0.10 per share)	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive loss	—	—	—	—	—	—	(3,714)	(3,714)
Balance, May 2, 2020	64,302	7,733	22,169	$975,304	$(515,065)	$44,076	$(6,209)	$498,106

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net income (loss)	$17,026	$(215,858)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,575	23,133
Stock-based compensation expense	7,457	4,917
Deferred income taxes	320	(109,308)
Income from equity investment	(1,708)	(2,270)
Distributions received from equity investment	3,294	2,493
Impairment charges	—	112,547
Other	(341)	340
Change in operating assets and liabilities:
Accounts receivable	(8,160)	6,999
Income tax receivable	(9,066)	—
Inventories	(65,215)	96,588
Prepaid expenses and other current assets	(8,524)	(15,014)
Accounts payable	94,469	(11,816)
Accrued expenses	(5,439)	37,421
Operating lease assets and liabilities, net	(46,044)	30,359
Net cash used in operating activities	(1,356)	(39,469)
Cash flows from investing activities:
Cash paid for property and equipment	(5,641)	(14,625)
Sales of available-for-sale investments	—	24,612
Net cash provided by (used in) investing activities	(5,641)	9,987
Cash flows from financing activities:
Borrowing on revolving line under Credit Facility	—	251,000
Payments on revolving line under Credit Facility	—	(48,000)
Borrowing under ABL Revolver	250,513	—
Payments on borrowings under ABL Revolver	(245,670)	—
Payments on borrowings under Term Loan	(3,125)	—
Dividends paid	—	(7,160)
Other	(5,307)	(1,940)
Net cash provided by (used in) financing activities	(3,589)	193,900
Effect of exchange rate changes on cash balances	306	(108)
Net increase (decrease) in cash and cash equivalents	(10,280)	164,310
Cash and cash equivalents, beginning of period	59,581	86,564
Cash and cash equivalents, end of period	$49,301	$250,874
Supplemental disclosures of cash flow information:
Cash received for income taxes	$3,926	$31
Cash paid for interest on debt	$7,042	$2,105
Cash paid for operating lease liabilities	$95,079	$24,983
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$2,875	$9,478
Operating lease liabilities arising from lease asset additions	$7,588	$9,408
Net increase (decrease) to operating lease assets and lease liabilities for modifications	$16,760	$(15,849)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Business Operations- Designer Brands Inc. is one of North America's largest designers, producers and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company, Shoe Warehouse, and DSW banners through its Canada stores and e-commerce sites. The Brand Portfolio segment earns revenue from the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels (which we refer to as "First Cost"), and the sale of branded products through the direct-to-consumer e-commerce site at www.vincecamuto.com. An integral part of the Brand Portfolio segment is our equity investment in ABG-Camuto, LLC ("ABG-Camuto"), which is a partnership between Camuto LLC, a wholly-owned subsidiary doing business as "Camuto Group," and Authentic Brands Group LLC, a global brand management and marketing company. Camuto Group has a 40% stake in ABG-Camuto, a joint venture that owns several intellectual property rights, including Vince Camuto, Louise et Cie, and others, and focuses on licensing and developing new category extensions to support the global growth of these brands. Camuto Group has a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto, subject to guaranteed minimums. Camuto Group also owns footwear and in some cases handbags, licensing rights of Jessica Simpson, Lucky Brand, and through a joint venture, Jennifer Lopez. Our other operating segments are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 30, 2021 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2020 Form 10-K.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year refer to the calendar year in which the fiscal year begins.

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our 2020 Form 10-K.

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

During the second quarter and into the third quarter of fiscal 2020, we re-opened all of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. Beginning in July 2020, we initiated an internal reorganization and reduction of our workforce with additional actions taken throughout fiscal 2020 and into the first quarter of fiscal 2021, resulting in the elimination of approximately 1,000 associate positions. The severance charges recorded as a result of this reorganization are included in our restructuring costs discussed below.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Following the re-opening of stores, we experienced and have continued to experience significantly reduced customer traffic and net sales from historic periods prior to COVID-19, which included subsequent store closures and reduced hours in certain areas, primarily in Canada, where government-imposed restrictions were mandated. Our retail customers in the Brand Portfolio segment have had and are having similar experiences. Customer behavior has been and may continue to be slow to return to pre-COVID-19 patterns and levels, if at all. We have continued to serve our customers through our e-commerce businesses during the period that our stores were closed and beyond, but store closures and reduced customer traffic resulted in a sharp decline in our net sales and cash flows.

During the first quarter of fiscal 2020, as a result of the material reduction in net sales and cash flows, we performed impairment analyses for our U.S. Retail and Canada Retail segments at the store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of the store asset group, primarily made up of operating lease assets, leasehold improvements and fixtures, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. During the three months ended May 2, 2020, we recorded impairment charges of $84.9 million ($65.2 million and $19.7 million for the U.S. Retail segment and Canada Retail segment, respectively). Also during the three months ended May 2, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible resulting in a full impairment due to the lack of projected cash flows over the remaining useful life (categorized as Level 3 under the fair value hierarchy).

As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores, the decrease in net sales from our retailer customers and the decrease in the Company's market capitalization due to the impact of the COVID-19 outbreak on macroeconomic conditions, we performed an impairment analysis for goodwill and other indefinite-lived intangible assets during the first quarter of fiscal 2020. We calculated the fair value of the reporting units with goodwill primarily based on a discounted cash flow analysis (categorized as Level 3 under the fair value hierarchy). Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during the three months ended May 2, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories reflects reductions for merchandise marked down with charges to cost of sales. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. Inventories for the Canada Retail and Brand Portfolio segments are accounted for using moving average cost method and are stated at the lower of cost or net realizable value. During the first quarter of fiscal 2020, we also monitored excess and obsolete inventories in light of the temporary closure of stores during our peak spring selling season. During the three months ended May 2, 2020, we recorded $84.0 million of additional inventory reserves over the same period of the previous year.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which, among other things, provided employer payroll tax credits for wages paid to employees who were unable to work over a defined period and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualified for certain employer payroll tax credits, which were treated as government subsidies to offset related operating expenses, as well as the deferral of payroll and other tax payments in the future. Similar credits were also available in Canada and continue to be provided. During the three months ended May 1, 2021 and May 2, 2020, the qualified government credits reduced our operating expenses by $2.7 million and $4.5 million, respectively, on our condensed consolidated statements of operations. As of May 1, 2021, we had $10.0 million of deferred qualified payroll and other tax obligations, half of which is included in accrued expenses on the condensed consolidated balance sheets that we expect to pay at the end of fiscal 2021, with the remaining included in other non-current liabilities on the condensed consolidated balance sheets that we expect to pay at the end of fiscal 2022.

We recorded our income tax expense, income tax receivable, and deferred tax assets and related liabilities based on management’s best estimates. Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets. Our ability to recover these deferred tax assets depends on several factors, including our ability to project future taxable income. One of the provisions of the CARES Act allows net operating losses generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal statutory tax rate was 35%, as opposed to the current rate of 21%. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As a result of the losses incurred in fiscal 2020 due to COVID-19, we are in a three-year cumulative loss position as

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of May 1, 2021, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. A valuation allowance has been recognized as a reserve on the total deferred tax asset balance due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. Our effective tax rate changed from 33.8% for the three months ended May 2, 2020 to negative 89.2% for the three months ended May 1, 2021. The negative rate for the three months ended May 1, 2021 is the result of maintaining a full valuation allowance on deferred tax assets while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated fiscal 2020 return reflecting implemented tax strategies. The rate for the three months ended May 2, 2020 is the result of carry back of losses to a tax year where the U.S. federal statutory tax rate was 35%.

The COVID-19 pandemic remains challenging and unpredictable. The ongoing and prolonged nature of the outbreak has continued to adversely impact our business and may lead to further adjustments to store operations, as well as continue to drive changes in customer behaviors and preferences, including reductions in consumer spending, which may necessitate further shifts in our business model. As such, the ultimate impacts of the COVID-19 outbreak to our businesses remain highly uncertain and will depend on future developments, including the widespread availability, use and effectiveness of vaccines, which are highly uncertain and cannot be predicted. As a result, we may have future write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

Restructuring Costs- During the three months ended May 1, 2021 and May 2, 2020, we incurred restructuring costs, which consisted primarily of severance of $1.4 million and $1.7 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of May 1, 2021 and May 2, 2020, we had accrued severance of $5.1 million and $2.6 million, respectively, included in accrued expenses on the condensed consolidated balance sheets.

Principles of Consolidation- The condensed consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including variable interest entities. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in U.S. dollars.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us, along with the estimated, but uncertain, future impacts of COVID-19. Significant estimates and assumptions are required as a part of accounting for sales returns allowances, customer allowances and discounts, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, income taxes, and self-insurance reserves. Although we believe these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

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

The carrying value of cash and cash equivalents, receivables, and accounts payables approximated their fair values due to their short-term nature. The carrying value of borrowing under our ABL Revolver and our previous senior unsecured revolving credit agreement ("Credit Facility") approximated the carrying value. As of May 1, 2021, the fair value of borrowings under our Term Loan was $250.6 million compared to the carrying value of $240.6 million. The fair value of debt borrowings was estimated based on current interest rates offered for similar instruments (categorized as Level 2).

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.    REVENUE

Disaggregation of Net Sales- The following table presents net sales disaggregated by product and service category for each segment:

	Three months ended
(in thousands)	May 1, 2021	May 2, 2020
Net sales:
U.S. Retail segment:
Women's footwear	$405,300	$259,563
Men's footwear	131,947	70,355
Kids' footwear	54,732	29,183
Accessories and other	28,679	17,972
	620,658	377,073
Canada Retail segment:
Women's footwear	20,431	15,972
Men's footwear	9,528	6,803
Kids' footwear	9,513	5,556
Accessories and other	1,132	998
	40,604	29,329
Brand Portfolio segment:
Wholesale	48,643	67,304
Commission income	3,331	5,123
Direct-to-consumer	5,453	9,686
	57,427	82,113
Other	—	13,623
Total segment net sales	718,689	502,138
Elimination of intersegment sales	(15,534)	(19,355)
Total net sales	$703,155	$482,783

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended
(in thousands)	May 1, 2021	May 2, 2020
Gift cards:
Beginning of period	$34,442	$35,461
Gift cards redeemed and breakage recognized to net sales	(17,170)	(13,525)
Gift cards issued	13,537	8,972
End of period	$30,809	$30,908
Loyalty programs:
Beginning of period	$11,379	$16,138
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(4,896)	(6,609)
Deferred revenue for loyalty points issued	6,472	5,039
End of period	$12,955	$14,568

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.    RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of May 1, 2021, the Schottenstein Affiliates consist of entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family. As of May 1, 2021, the Schottenstein Affiliates beneficially owned approximately 17% of the Company's outstanding common shares, representing approximately 52% of the combined voting power, consisting of, in the aggregate, 4.7 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease our fulfillment center and certain store locations owned by the Schottenstein Affiliates. During the three months ended May 1, 2021 and May 2, 2020, we recorded rent expense from leases with Schottenstein Affiliates of $2.7 million and $2.8 million, respectively. As of May 1, 2021 and May 2, 2020, we had related party current operating lease liabilities of $6.8 million and $7.1 million, respectively, and non-current operating lease liabilities of $22.9 million and $30.5 million, respectively.

Other Purchases and Services- During the three months ended May 1, 2021 and May 2, 2020, we had other purchases and services we incurred from the Schottenstein Affiliates of $1.4 million and $1.3 million, respectively.

Due to Related Parties- Amounts due to Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-Camuto

We have a 40% interest in our equity investment in ABG-Camuto. We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. During the three months ended May 1, 2021 and May 2, 2020, we recorded royalty expense payable to ABG-Camuto of $4.6 million and $4.4 million, respectively. Amounts due to ABG-Camuto were immaterial for all periods presented.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share:

	Three months ended
(in thousands)	May 1, 2021	May 2, 2020
Weighted average basic shares outstanding	72,613	71,914
Dilutive effect of stock-based compensation awards	4,363	—
Weighted average diluted shares outstanding	76,976	71,914

For the three months ended May 1, 2021 and May 2, 2020, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 3.6 million and 5.6 million, respectively.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended
(in thousands)	May 1, 2021	May 2, 2020
Stock options	$253	$463
Restricted and director stock units	7,204	4,454
	$7,457	$4,917

The following table summarizes the stock-based compensation award activity for RSUs for the three months ended May 1, 2021:

	Number of shares
(in thousands)	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	6,445	540
Granted	984	—
Exercised / vested	(461)	(359)
Forfeited / expired	(24)	—
Outstanding - end of period	6,944	181

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

The following table provides additional information for our common shares:

	May 1, 2021		January 30, 2021		May 2, 2020
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	87,303	7,733	86,835	7,733	86,471	7,733
Outstanding shares	65,134	7,733	64,666	7,733	64,302	7,733
Treasury shares	22,169	—	22,169	—	22,169	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss- Changes for the balances of each component of accumulated other comprehensive loss were as follows (all amounts are net of tax):

	Three months ended
	May 1, 2021			May 2, 2020
(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive income (loss) - beginning of period	$(3,286)	$—	$(3,286)	$(2,668)	$173	$(2,495)
Other comprehensive income (loss) before reclassifications	543	—	543	(3,541)	195	(3,346)
Amounts reclassified to non-operating income (expenses), net	—	—	—	—	(368)	(368)
Other comprehensive income (loss)	543	—	543	(3,541)	(173)	(3,714)
Accumulated other comprehensive loss - end of period	$(2,743)	$—	$(2,743)	$(6,209)	$—	$(6,209)

7.    RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	May 1, 2021	January 30, 2021	May 2, 2020
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$38,572	$29,615	$46,694
Serviced by third-party provider without guaranteed payment	323	363	637
Serviced in-house	3,558	4,576	5,702
Income tax receivable	158,890	149,824	—
Other receivables	13,305	12,865	31,467
Total receivables	214,648	197,243	84,500
Allowance for doubtful accounts	(1,201)	(1,194)	(2,547)
	$213,447	$196,049	$81,953

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- Activity related to our goodwill was as follows:

	Three months ended
	May 1, 2021			May 2, 2020
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$93,655	$—	$93,655
Canada Retail	43,086	(43,086)	—	41,610	(41,610)	—
Brand Portfolio	19,989	(19,989)	—	19,989	—	19,989
	156,730	(63,075)	93,655	155,254	(41,610)	113,644
Activity by segment:
Canada Retail-
Currency translation adjustment	1,735	(1,735)	—	(2,467)	2,467	—
Brand Portfolio-
Impairment charges	—	—	—	—	(19,989)	(19,989)
	1,735	(1,735)	—	(2,467)	(17,522)	(19,989)
End of period by segment:
U.S. Retail	93,655	—	93,655	93,655	—	93,655
Canada Retail	44,821	(44,821)	—	39,143	(39,143)	—
Brand Portfolio	19,989	(19,989)	—	19,989	(19,989)	—
	$158,465	$(64,810)	$93,655	$152,787	$(59,132)	$93,655

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
May 1, 2021
Definite-lived customer relationships	$1,465	$(1,465)	$—
Indefinite-lived trademarks and tradenames	16,131	—	16,131
	$17,596	$(1,465)	$16,131
January 30, 2021
Definite-lived customer relationships	$2,909	$(2,791)	$118
Indefinite-lived trademarks and tradenames	15,517	—	15,517
	$18,426	$(2,791)	$15,635
May 2, 2020
Definite-lived customer relationships	$2,780	$(2,353)	$427
Indefinite-lived trademarks and tradenames	13,481	—	13,481
	$16,261	$(2,353)	$13,908

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	May 1, 2021	January 30, 2021	May 2, 2020
Gift cards	$30,809	$34,442	$30,908
Accrued compensation and related expenses	29,945	49,864	13,700
Accrued taxes	32,093	24,206	21,628
Loyalty programs deferred revenue	12,955	11,379	14,568
Sales returns	20,422	17,333	47,625
Customer allowances and discounts	5,276	4,579	5,600
Other	63,737	58,523	97,330
	$195,237	$200,326	$231,359

10.    DEBT

Debt consisted of the following:

(in thousands)	May 1, 2021	January 30, 2021	May 2, 2020
ABL Revolver	$104,843	$100,000	$—
Term Loan	240,625	243,750	—
Credit Facility	—	—	393,000
Total debt	345,468	343,750	393,000
Less unamortized Term Loan debt issuance costs	(8,081)	(8,931)	—
Less current maturities of long-term debt	(62,500)	(62,500)	—
Long-term debt	$274,887	$272,319	$393,000

ABL Revolver- On August 7, 2020, we replaced our Credit Facility with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowings, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Term Loan. The amount of credit available is limited to a borrowing base based on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of May 1, 2021, the ABL Revolver had a borrowing base of $400.0 million, with $104.8 million outstanding and $5.3 million in letters of credit issued, resulting in $289.9 million available for borrowings.

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month London Interbank Offered Rate ("LIBOR") (as defined) plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.0% as of May 1, 2021. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

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

Borrowings under the Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 3.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%, with an interest rate of 9.8% (effective interest rate of 11.8% when including the amortization of debt issuance costs) as of May 1, 2021.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Term Loan includes a springing covenant imposing a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. We are restricted from paying dividends or repurchasing stock until the third quarter of fiscal 2021 at the earliest, after which certain limitations apply. Both the ABL Revolver and the Term Loan contain customary events of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. As of May 1, 2021, we were in compliance with all financial covenants.

11.    COMMITMENTS AND CONTINGENCIES

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

Insurance Recoveries- During fiscal 2020, a third-party vendor experienced a shutdown of services to us that impacted our ability to fulfill orders from customers for a limited period of time. This incident was covered under an insurance policy that provides for reimbursement of lost profits and recognized losses as a result of the outage. During the fourth quarter of fiscal 2020, we recognized an insurance recovery receivable of $3.0 million, recorded as on offset to cost of sales, for recognized losses that we believe are probable of being reimbursed through the insurance policy. Reimbursement for lost profits and any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when realized or realizable. We continue to work with the insurance carrier to reach an agreement on the total amount to be recovered.

Guarantee- We provide guarantees for lease obligations that are scheduled to expire in fiscal 2023 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of May 1, 2021, the total future minimum lease payment requirements for these guarantees were approximately $14.4 million.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    SEGMENT REPORTING
The following provides certain financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate/Eliminations	Total
Three months ended May 1, 2021
Net sales:
External customer sales	$620,658	$40,604	$41,893	$—	$—	$703,155
Intersegment sales	—	—	15,534	—	(15,534)	—
Total net sales	$620,658	$40,604	$57,427	$—	$(15,534)	$703,155
Gross profit	$193,113	$10,835	$11,926	$—	$237	$216,111
Income from equity investment	$—	$—	$1,708	$—	$—	$1,708
Three months ended May 2, 2020
Net sales:
External customer sales	$377,073	$29,329	$62,758	$13,623	$—	$482,783
Intersegment sales	—	—	19,355	—	(19,355)	—
Total net sales	$377,073	$29,329	$82,113	$13,623	$(19,355)	$482,783
Gross profit (loss)	$(32,970)	$(2,311)	$13,904	$(5,428)	$345	$(26,460)
Income from equity investment	$—	$—	$2,270	$—	$—	$2,270

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Trends in our Business

The volatile macro environment and business conditions have required us to be nimble and quickly adapt our business model. The business returned to profitability in the first quarter of fiscal 2021 for the first time since the onset of COVID-19. The following are examples of trends in our business and changes we have made in response to the impacts of COVID-19 and the current macroeconomic environment:
•Inventory Management- COVID-19 negatively impacted North America and global economics, resulting in a drop in demand for our products, specifically in the seasonal and dress categories. Although the seasonal and dress categories remain depressed from pre-COVID-19 levels, we are beginning to see strengthened results and we are responding to the increased demand with increased production within our Camuto Group business. We implemented inventory management actions that enabled us to reduce the number of markdowns in the first quarter of fiscal 2021, which has allowed us to invest more in direct marketing.
•Changing Consumer Preferences- There has been a clear shift in consumer behavior and preferences to athleisure, which includes athletic and casual products, and away from dress and seasonal categories. We have modified receipts to match these expectations and continue to see opportunity ahead of us given our historic under-penetration in the athleisure space. Our business model remains flexible and we were able to increase production of brands produced by Camuto Group to match emerging demand in seasonal and dress categories during the first quarter of fiscal 2021.
•Strength in Digital- With store traffic continuing to trend lower than pre-COVID-19 levels, our digital fulfillment options, such as Buy Online Pick Up in Store, Buy Online Ship to Store, and Curbside Pickup, coupled with our ability to use our stores for fulfillment, have continued to serve us well as our customers look for convenient ways to shop. We were able to generate strong digital demand during the first quarter of fiscal 2021, well above the digital demand for the same period last year.

We anticipate that adapting to operating as a digital-focused retailer will have a lasting influence on how we operate moving forward. In addition, we believe that our increased penetration in the athletic market, coupled with our historical success in dress and seasonal and a fully integrated supply chain supported by Camuto Group, position us well to be a premier footwear retailer for all of the family's needs over the long term.

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

During the second quarter and into the third quarter of fiscal 2020, we re-opened all of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. Beginning in July 2020, we initiated an internal reorganization and reduction of our workforce with additional actions taken throughout fiscal 2020 and into the first quarter of fiscal 2021, resulting in the elimination of approximately 1,000 associate positions.

Following the re-opening of stores, we experienced and have continued to experience significantly reduced customer traffic and net sales from historic periods prior to COVID-19, which included subsequent store closures and reduced hours in certain areas, primarily in Canada, where government-imposed restrictions were mandated. Our retail customers in the Brand Portfolio segment have had and are having similar experiences. Customer behavior has been and may continue to be slow to return to pre-COVID-19 patterns and levels, if at all. We have continued to serve our customers through our e-commerce businesses during the period that our stores were closed and beyond, but store closures and reduced customer traffic resulted in a sharp decline in our net sales and cash flows.

The COVID-19 pandemic remains challenging and unpredictable. The ongoing and prolonged nature of the outbreak has continued to adversely impact our business and may lead to further adjustments to store operations, as well as continue to drive changes in customer behaviors and preferences, including reductions in consumer spending, which may necessitate further shifts in our business model. As such, the ultimate impacts of the COVID-19 outbreak to our businesses remain highly uncertain and will depend on future developments, including the widespread availability, use and effectiveness of vaccines, which are highly uncertain and cannot be predicted. As a result, we may have future write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

Financial Summary and Other Key Metrics

Net sales increased to $703.2 million for the three months ended May 1, 2021 from $482.8 million for the three months ended May 2, 2020. The 45.6% increase in net sales was primarily driven by a 52.2% increase in comparable sales during the three months ended May 1, 2021, compared with depressed sales during the three months ended May 2, 2020 due to the temporary closure of all stores beginning in March 2020 and continuing through the rest of the first quarter of fiscal 2020. During the three months ended May 2, 2020, we also maintained higher sales returns reserves while stores were unavailable to accept returns. During the three months ended May 1, 2021, we had lower Brand Portfolio segment sales due to reduced orders as our retailer customers have shifted towards athletic and casual offerings.

During the three months ended May 1, 2021, gross profit as a percentage of net sales was 30.7% as compared to negative 5.5% for the same period last year. The change to a gross profit from a loss was primarily driven by increased sales during the quarter as compared to the first quarter of 2020. In the first quarter of fiscal 2020, in response to the impacts of the COVID-19 outbreak on our operations, we addressed the temporary closure of stores with aggressive promotional activity and significant inventory markdowns. These actions resulted in higher inventory reserves, increased shipping costs associated with higher digital penetration, and the deleverage of distribution and fulfillment and store occupancy expenses on lower sales volume during fiscal 2020. During the first quarter of fiscal 2021, tight inventory management resulted in being less promotional. Accordingly, gross profit as a percentage of net sales for the first quarter of fiscal 2021 tracked higher than the pre-COVID-19 rate, which was 29.7% for the first quarter of fiscal 2019.

Net income for the three months ended May 1, 2021 was $17.0 million, or $0.22 earnings per diluted share, which included net after-tax benefits of $7.6 million, or $0.10 per diluted share, primarily related to the the change in the valuation allowance on deferred tax assets. Net loss for the three months ended May 2, 2020 was $215.9 million, or a loss of $3.00 per diluted share, which included net after-tax charges of $85.6 million, or $1.19 per diluted share, primarily related to impairment charges and integration and restructuring expenses.

Comparable Sales Performance Metric

The following table presents the increase (decrease) in comparable sales for each segment and in total:

	Three months ended
	May 1, 2021	May 2, 2020
Comparable sales:
U.S. Retail segment	56.3%	(42.4)%
Canada Retail segment	10.0%	(32.4)%
Brand Portfolio segment - direct-to-consumer channel	6.8%	92.8%
Other	NA	(62.0)%
Total comparable sales	52.2%	(42.3)%
NA - Not applicable

We consider comparable sales, a primary metric commonly used throughout the retail industry, to be an important indicator of the performance of our retail and direct-to-consumer businesses. We include stores in our comparable sales metric for those stores in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include stores temporarily closed as a result of the COVID-19 outbreak as management continues to believe that this metric is meaningful to monitor our performance. Comparable sales include e-commerce sales. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales for the Brand Portfolio segment include the direct-to-consumer e-commerce site at www.vincecamuto.com. Beginning with the third quarter of fiscal 2020, comparable sales no longer include the Other segment due to no longer having activity in the Other segment. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores

At the end of the first quarter of fiscal 2021 and 2020, we had the following number of stores:

	May 1, 2021	May 2, 2020
U.S. Retail segment - DSW stores	516	521
Canada Retail segment:
The Shoe Company / Shoe Warehouse stores	118	118
DSW stores	27	27
	145	145
Total number of stores	661	666

Results of Operations

Comparison of the Three Months Ended May 1, 2021 with the Three Months Ended May 2, 2020

	Three months ended
	May 1, 2021		May 2, 2020		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$703,155	100.0%	$482,783	100.0%	$220,372	45.6%
Cost of sales	(487,044)	(69.3)	(509,243)	(105.5)	22,199	(4.4)%
Gross profit (loss)	216,111	30.7	(26,460)	(5.5)	242,571	NM
Operating expenses	(200,814)	(28.5)	(187,221)	(38.8)	(13,593)	7.3%
Income from equity investment	1,708	0.2	2,270	0.5	(562)	(24.8)%
Impairment charges	—	—	(112,547)	(23.3)	112,547	NM
Operating profit (loss)	17,005	2.4	(323,958)	(67.1)	340,963	NM
Interest expense, net	(8,814)	(1.2)	(2,158)	(0.5)	(6,656)	308.4%
Non-operating income (expenses), net	806	0.1	(87)	(0.0)	893	NM
Income (loss) before income taxes	8,997	1.3	(326,203)	(67.6)	335,200	NM
Income tax benefit	8,029	1.1	110,345	22.9	(102,316)	(92.7)%
Net income (loss)	$17,026	2.4%	$(215,858)	(44.7)%	$232,884	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.23		$(3.00)		$3.23	NM
Diluted earnings (loss) per share	$0.22		$(3.00)		$3.22	NM
Weighted average shares used in per share calculations:
Basic shares	72,613		71,914		699	1.0%
Diluted shares	76,976		71,914		5,062	7.0%
NM - Not meaningful

Net Sales- The following summarizes net sales by segment:

	Three months ended		Change
(dollars in thousands)	May 1, 2021	May 2, 2020	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$620,658	$377,073	$243,585	64.6%	56.3%
Canada Retail	40,604	29,329	11,275	38.4%	10.0%
Brand Portfolio	57,427	82,113	(24,686)	(30.1)%	6.8%
Other	—	13,623	(13,623)	(100.0)%	NA
Total segment net sales	718,689	502,138	216,551	43.1%	52.2%
Elimination of intersegment net sales	(15,534)	(19,355)	3,821	(19.7)%
Consolidated net sales	$703,155	$482,783	$220,372	45.6%
NA - Not applicable

The increases in comparable sales for all segments and in total consolidated net sales was due to the temporary closure of all stores beginning in March 2020 and continuing through the rest of the first quarter of fiscal 2020. Also during the first quarter of fiscal 2020, we maintained higher sales returns reserves with stores not being available to accept returns, which resulted in significantly lower sales. During the first quarter of fiscal 2021, the sales returns rates normalized to pre-COVID-19 rates. The Canada Retail segment continues to be impacted by mandated closures and restrictions in certain key markets. In addition, we had lower Brand Portfolio segment sales due to reduced orders as our retailer customers have shifted towards athletic and casual offerings.

Gross Profit (Loss)- The following summarizes gross profit (loss) by segment:

	Three months ended
	May 1, 2021		May 2, 2020
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Change
Segment gross profit (loss):
U.S. Retail	$193,113	31.1%	$(32,970)	(8.7)%	$226,083
Canada Retail	10,835	26.7%	(2,311)	(7.9)%	$13,146
Brand Portfolio	11,926	20.8%	13,904	16.9%	$(1,978)
Other	—	—%	(5,428)	(39.8)%	$5,428
	215,874		(26,805)
Elimination of intersegment gross profit	237		345
Gross profit (loss)	$216,111	30.7%	$(26,460)	(5.5)%	$242,571

The change to a gross profit from a loss was primarily driven by increased sales during the quarter as compared to the first quarter of 2020. In the first quarter of fiscal 2020, in response to the impacts of the COVID-19 outbreak on our operations, we addressed the temporary closure of stores with aggressive promotional activity and significant inventory markdowns. These actions resulted in higher inventory reserves, increased shipping costs associated with higher digital penetration, and the deleverage of distribution and fulfillment and store occupancy expenses on lower sales volume during fiscal 2020. During the first quarter of fiscal 2021, tight inventory management resulted in being less promotional. Accordingly, gross profit as a percentage of net sales for the first quarter of fiscal 2021 tracked higher than the pre-COVID-19 rate, which was 29.7% for the first quarter of fiscal 2019. The Canada Retail segment continues to be impacted by mandated closures and restrictions in certain key markets, which resulted in deleverage impacts to gross margin when compared to pre-COVID-19 gross margin rates. In addition, the lower Brand Portfolio segment sales also results in deleverage of fixed royalty expenses included within cost of sales.

Elimination of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	May 1, 2021	May 2, 2020
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(15,534)	$(19,355)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	10,935	12,134
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	4,836	7,566
Gross profit	$237	$345

Operating Expenses- For the three months ended May 1, 2021, operating expenses increased by $13.6 million over the same period last year, primarily driven by the implementation of temporary leaves of absence without pay for a significant number of our employees and reducing pay for nearly all employees not placed on temporary leave in response to the COVID-19 outbreak for most of the first half of fiscal 2020. Operating expenses as a percentage of sales improved to 28.5% compared to 38.8% in the same period last year, but were still elevated compared to the pre-COVID-19 rate for the first quarter of fiscal 2019, which was 24.9% as a percentage of sales.

Impairment Charges- As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores beginning in the first quarter of fiscal 2020, we performed an impairment analysis at the store-level. During the three months ended May 2, 2020, we recorded impairment charges of $84.9 million for under-performing stores. In addition, during the three months ended May 2, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible resulting in a full impairment due to the lack of projected cash flows over the remaining useful life. Also, as a result of the material reduction in net sales and cash flows and the decrease in the Company's market capitalization due to the impact of the COVID-19 outbreak on macroeconomic conditions, we performed an impairment analysis for goodwill and other indefinite-lived intangible assets. Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during the three months ended May 2, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

Income Taxes- Our effective tax rate changed from 33.8% for the three months ended May 2, 2020 to negative 89.2% for the three months ended May 1, 2021. The negative rate for the three months ended May 1, 2021 is the result of maintaining a full valuation allowance on deferred tax assets while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated fiscal 2020 return reflecting implemented tax strategies. The rate for the three months ended May 2, 2020 is the result of carry back of losses to a tax year where the U.S. federal statutory tax rate was 35%.

Seasonality

Our business is generally subject to seasonal trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter and new fall styles are primarily introduced in the third quarter. Since the COVID-19 outbreak, we have not experienced the typical seasonal trends given the changes in customer behavior.

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

Operating Cash Flows

For the three months ended May 1, 2021, net cash used in operations was $1.4 million compared to $39.5 million for the three months ended May 2, 2020. The decrease in cash used in operations was driven by the net income recognized in the first quarter of fiscal 2021 versus a net loss incurred during that same period last year as a result of the COVID-19 outbreak, after adjusting for non-cash activity including impairment charges and the change in deferred income taxes. This was partially offset by higher spend on working capital as business recovers from COVID-19 and the measures we implemented last year to manage our working capital to preserve liquidity, including delaying vendor and landlord payments while we renegotiate terms, reducing inventory orders, and significantly cutting costs.

Investing Cash Flows

For the three months ended May 1, 2021, our net cash used in investing activities was $5.6 million, which was due to capital expenditures. During the three months ended May 2, 2020, our net cash provided by investing activities was $10.0 million, which was due to the liquidation of our available-for-sale securities partially offset by capital expenditures of $14.6 million.

Financing Cash Flows

For the three months ended May 1, 2021, our net cash used in financing activities was $3.6 million compared to net cash provided by financing activities of $193.9 million for the three months ended May 2, 2020. During the three months ended May 1, 2021, we had net borrowings of $4.8 million from the ABL Revolver with payments on the Term Loan of $3.1 million. During the three months ended May 2, 2020, we had net borrowings of $203.0 million from the Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19.

Debt

ABL Revolver- On August 7, 2020, we replaced the Credit Facility with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowings, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Term Loan. The amount of credit available is limited to a borrowing base based on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of May 1, 2021, the ABL Revolver had a borrowing base of $400.0 million, with $104.8 million outstanding and $5.3 million in letters of credit issued, resulting in $289.9 million available for borrowings.

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month London Interbank Offered Rate ("LIBOR") (as defined) plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.0% as of May 1, 2021. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

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

Borrowings under the Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 3.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%, with an interest rate of 9.8% (effective interest rate of 11.8% when including the amortization of debt issuance costs) as of May 1, 2021.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Term Loan includes a springing covenant imposing a minimum EBITDA covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. We are restricted from paying dividends or repurchasing stock until the third quarter of fiscal 2021 at the earliest, after which certain limitations apply. Both the ABL Revolver and the Term Loan contain customary covenants of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. As of May 1, 2021, we were in compliance with all financial covenants.

Capital Expenditure Plans

We expect to spend approximately $35.0 million to $45.0 million for capital expenditures in fiscal 2021, of which we invested $5.6 million during the three months ended May 1, 2021. Our capital expenditures for the remainder of the year will depend primarily on the number of store projects, as well as infrastructure and information technology projects that we undertake and the timing of these expenditures.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and valuation techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies disclosed in our 2020 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure related to interest rates and foreign currency exchange rates. There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our 2020 Form 10-K.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth in Note 11, Commitments and Contingencies - Legal Proceedings, of the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A.     Risk Factors

As of the date of the filing, there have been no material changes to the risk factors as set forth in Part I, Item 1A., Risk Factors, in our 2020 Form 10-K.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1**	Section 1350 Certification - Principal Executive Officer.
32.2**	Section 1350 Certification - Principal Financial Officer.
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	May 28, 2021	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)