Form 10-Q
period 2021-07-31
Designer Brands Inc.
filed 2021-08-31
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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

Number of shares outstanding of each of the registrant's classes of common stock, as of August 24, 2021: 65,266,904 Class A common shares and 7,732,743 Class B common shares.

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
•risks related to losses or disruptions associated with our distribution systems, including our distribution and fulfillment centers and our stores, whether as a result of COVID-19, supply chain disruptions, reliance on third-party providers, cyber-related attacks, or otherwise;
•our ability to protect the health and safety of our associates and our customers, which may be affected by current or future government regulations related to stay-at-home orders and orders related to the operation of non-essential businesses;
•risks related to our international operations, including international trade, our reliance on foreign sources for merchandise and related supply chain disruptions, exposure to political, economic, operational, compliance and other risks, and fluctuations in foreign currency exchange rates;
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

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended		Six months ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$817,335	$489,714	$1,520,490	$972,497
Cost of sales	(532,654)	(452,672)	(1,019,698)	(961,915)
Gross profit	284,681	37,042	500,792	10,582
Operating expenses	(224,385)	(168,424)	(425,199)	(355,645)
Income from equity investment	2,290	2,153	3,998	4,423
Impairment charges	(1,174)	(6,735)	(1,174)	(119,282)
Operating profit (loss)	61,412	(135,964)	78,417	(459,922)
Interest expense, net	(8,072)	(3,788)	(16,886)	(5,946)
Non-operating income (expenses), net	(244)	743	562	656
Income (loss) before income taxes	53,096	(139,009)	62,093	(465,212)
Income tax benefit (provision)	(10,236)	40,795	(2,207)	151,140
Net income (loss)	$42,860	$(98,214)	$59,886	$(314,072)
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.59	$(1.36)	$0.82	$(4.36)
Diluted earnings (loss) per share	$0.55	$(1.36)	$0.78	$(4.36)
Weighted average shares used in per share calculations:
Basic shares	72,932	72,142	72,773	72,028
Diluted shares	77,619	72,142	77,271	72,028

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended		Six months ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income (loss)	$42,860	$(98,214)	$59,886	$(314,072)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	(298)	1,290	245	(2,251)
Unrealized net gain on debt securities	—	—	—	195
Reclassification adjustment for net gains realized in net loss	—	—	—	(368)
Total other comprehensive income (loss), net of income taxes	(298)	1,290	245	(2,424)
Total comprehensive income (loss)	$42,562	$(96,924)	$60,131	$(316,496)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	July 31, 2021	January 30, 2021	August 1, 2020
ASSETS
Cash and cash equivalents	$46,458	$59,581	$206,720
Receivables, net	199,371	196,049	49,240
Inventories	504,316	473,183	445,044
Prepaid expenses and other current assets	53,616	51,772	69,456
Total current assets	803,761	780,585	770,460
Property and equipment, net	271,401	296,469	332,730
Operating lease assets	676,665	700,481	797,413
Goodwill	93,655	93,655	93,655
Intangible assets, net	15,905	15,635	15,663
Deferred tax assets	—	—	182,866
Equity investment	55,149	58,598	56,690
Other assets	29,513	31,172	23,780
Total assets	$1,946,049	$1,976,595	$2,273,257
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$299,322	$245,071	$224,693
Accrued expenses	222,055	200,326	202,831
Current maturities of long-term debt	62,500	62,500	—
Current operating lease liabilities	190,853	244,786	241,694
Total current liabilities	774,730	752,683	669,218
Long-term debt	184,569	272,319	393,000
Non-current operating lease liabilities	645,136	677,735	778,826
Other non-current liabilities	30,502	30,841	25,586
Total liabilities	1,634,937	1,733,578	1,866,630
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	998,117	990,153	980,749
Treasury shares, at cost	(515,065)	(515,065)	(515,065)
Retained deficit	(168,899)	(228,785)	(54,138)
Accumulated other comprehensive loss	(3,041)	(3,286)	(4,919)
Total shareholders' equity	311,112	243,017	406,627
Total liabilities and shareholders' equity	$1,946,049	$1,976,595	$2,273,257

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited and in thousands, except per share data)

	Number of shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings (deficit)	Accumulated other comprehensive loss	Total
Three months ended July 31, 2021
Balance, May 1, 2021	65,134	7,733	22,169	$992,379	$(515,065)	$(211,759)	$(2,743)	$262,812
Net income	—	—	—	—	—	42,860	—	42,860
Stock-based compensation activity	102	—	—	5,738	—	—	—	5,738
Foreign currency translation adjustment	—	—	—	—	—	—	(298)	(298)
Balance, July 31, 2021	65,236	7,733	22,169	$998,117	$(515,065)	$(168,899)	$(3,041)	$311,112
Three months ended August 1, 2020
Balance, May 2, 2020	64,302	7,733	22,169	$975,304	$(515,065)	$44,076	$(6,209)	$498,106
Net loss	—	—	—	—	—	(98,214)	—	(98,214)
Stock-based compensation activity	276	—	—	5,445	—	—	—	5,445
Foreign currency translation adjustment	—	—	—	—	—	—	1,290	1,290
Balance, August 1, 2020	64,578	7,733	22,169	$980,749	$(515,065)	$(54,138)	$(4,919)	$406,627
Six months ended July 31, 2021
Balance, January 30, 2021	64,666	7,733	22,169	$990,153	$(515,065)	$(228,785)	$(3,286)	$243,017
Net income	—	—	—	—	—	59,886	—	59,886
Stock-based compensation activity	570	—	—	7,964	—	—	—	7,964
Foreign currency translation adjustment	—	—	—	—	—	—	245	245
Balance, July 31, 2021	65,236	7,733	22,169	$998,117	$(515,065)	$(168,899)	$(3,041)	$311,112
Six months ended August 1, 2020
Balance, February 1, 2020	64,033	7,733	22,169	$971,380	$(515,065)	$267,094	$(2,495)	$720,914
Net loss	—	—	—	—	—	(314,072)	—	(314,072)
Stock-based compensation activity	545	—	—	9,369	—	—	—	9,369
Dividends ($0.10 per share)	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive loss	—	—	—	—	—	—	(2,424)	(2,424)
Balance, August 1, 2020	64,578	7,733	22,169	$980,749	$(515,065)	$(54,138)	$(4,919)	$406,627

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net income (loss)	$59,886	$(314,072)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,257	44,075
Stock-based compensation expense	13,365	10,596
Deferred income taxes	100	(152,988)
Income from equity investment	(3,998)	(4,423)
Distributions received from equity investment	7,447	5,493
Impairment charges	1,174	119,282
Gain on settlement	—	(8,990)
Other	800	403
Change in operating assets and liabilities:
Accounts receivable	5,859	30,699
Income tax receivable	(9,066)	—
Inventories	(30,114)	186,965
Prepaid expenses and other current assets	(612)	(847)
Accounts payable	53,009	(67,282)
Accrued expenses	21,546	26,693
Operating lease assets and liabilities, net	(63,424)	44,777
Net cash provided by (used in) operating activities	96,229	(79,619)
Cash flows from investing activities:
Cash paid for property and equipment	(13,189)	(22,141)
Sales of available-for-sale investments	—	24,755
Proceeds from settlement	—	4,166
Net cash provided by (used in) investing activities	(13,189)	6,780
Cash flows from financing activities:
Borrowing on revolving line under Credit Facility	—	251,000
Payments on revolving line under Credit Facility	—	(48,000)
Borrowing under ABL Revolver	342,053	—
Payments on borrowings under ABL Revolver	(425,243)	—
Payments on borrowings under Term Loan	(6,251)	—
Dividends paid	—	(7,160)
Other	(5,514)	(2,646)
Net cash provided by (used in) financing activities	(94,955)	193,194
Effect of exchange rate changes on cash balances	338	(199)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,577)	120,156
Cash, cash equivalents and restricted cash, beginning of period	59,581	86,564
Cash, cash equivalents and restricted cash, end of period	$48,004	$206,720
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(3,372)	$165
Cash paid for interest on debt	$13,437	$5,606
Cash paid for operating lease liabilities	$162,602	$62,262
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$2,320	$1,981
Operating lease liabilities arising from lease asset additions	$11,109	$9,408
Net increase to operating lease assets and lease liabilities for modifications	$45,723	$23,195

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Business Operations- Designer Brands Inc. is one of North America's largest designers, producers and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company, Shoe Warehouse, and DSW banners through its Canada stores and e-commerce sites. The Brand Portfolio segment earns revenue from the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels (which we refer to as "First Cost"), and the sale of branded products through the direct-to-consumer e-commerce site at www.vincecamuto.com. An integral part of the Brand Portfolio segment is our equity investment in ABG-Camuto, LLC ("ABG-Camuto"), which is a partnership between Camuto LLC, a wholly-owned subsidiary doing business as "Camuto Group," and Authentic Brands Group LLC, a global brand management and marketing company. Camuto Group has a 40% stake in ABG-Camuto, a joint venture that owns several intellectual property rights, including Vince Camuto, Louise et Cie, and others, and focuses on licensing and developing new category extensions to support the global growth of these brands. Camuto Group has a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto, subject to guaranteed minimums. Camuto Group also owns footwear and certain handbag licensing rights of Jessica Simpson, Lucky Brand and, through a joint venture, Jennifer Lopez. Our other operating segments are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

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

Impact of COVID-19- In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. On March 18, 2020, to help control the spread of the virus and protect the health and safety of our customers, employees, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. As this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, and liquidity management, as well as changes to our expense and capital expenditure plans.

During the second quarter and into the third quarter of fiscal 2020, we re-opened all of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. Beginning in July 2020, we initiated an internal reorganization and reduction of our workforce with additional actions taken throughout fiscal 2020 and into the first quarter of fiscal 2021, resulting in the elimination of approximately 1,000 associate positions. The severance charges recorded as a result of this reorganization are included in our severance discussion below.

Although operating results have improved throughout the first half of fiscal 2021, we continue to experience adverse impacts due to COVID-19, including temporary store closures, reduced hours and other requirements in certain areas where government-imposed restrictions were mandated, and global supply chain challenges. Our retail customers in the Brand Portfolio segment have had and are having similar experiences.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of the material reduction in net sales and cash flows during fiscal 2020, we updated our impairment analyses for our U.S. Retail and Canada Retail segments at the store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of the store asset group, primarily made up of operating lease assets, leasehold improvements and fixtures, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During the three months ended August 1, 2020, we recorded an impairment charge of $6.7 million for the U.S. Retail segment. During the six months ended August 1, 2020, we recorded impairment charges of $92.8 million ($73.1 million and $19.7 million for the U.S. Retail segment and Canada Retail segment, respectively). Also during the six months ended August 1, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible resulting in a full impairment due to the lack of projected cash flows over the remaining useful life (categorized as Level 3 under the fair value hierarchy).

As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores, the decrease in net sales from our retailer customers and the decrease in the Company's market capitalization due to the impact of COVID-19 on macroeconomic conditions, we performed an impairment analysis for goodwill and other indefinite-lived intangible assets during the first quarter of fiscal 2020. We calculated the fair value of the reporting units with goodwill primarily based on a discounted cash flow analysis (categorized as Level 3 under the fair value hierarchy). Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during the six months ended August 1, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories reflects reductions for merchandise marked down with charges to cost of sales. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. Inventories for the Canada Retail and Brand Portfolio segments are accounted for using moving average cost method and are stated at the lower of cost or net realizable value. For all inventories, we also monitored excess and obsolete inventories in light of the temporary closure of stores during our fiscal 2020 peak spring selling season and reduced traffic experienced since re-opening stores. During the six months ended August 1, 2020, we recorded $64.0 million of additional inventory reserves over the same period of the previous year.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which, among other things, provided employer payroll tax credits for wages paid to employees who were unable to work over a defined period and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualified for certain employer payroll tax credits, which were treated as government subsidies to offset related operating expenses, as well as the deferral of payroll and other tax payments in the future. Similar credits were also available in Canada and continue to be provided. During the three months ended July 31, 2021 and August 1, 2020, the qualified government credits reduced our operating expenses by $1.0 million and $3.5 million, respectively, on our condensed consolidated statements of operations. During the six months ended July 31, 2021 and August 1, 2020, the qualified government credits reduced our operating expenses by $3.7 million and $7.9 million, respectively, on our condensed consolidated statements of operations. As of July 31, 2021, we had $10.0 million of deferred qualified payroll and other tax obligations, half of which is included in accrued expenses on the condensed consolidated balance sheets that we expect to pay at the end of fiscal 2021, with the remaining included in other non-current liabilities on the condensed consolidated balance sheets that we expect to pay at the end of fiscal 2022.

We recorded our income tax expense, income tax receivable, and deferred tax assets and related liabilities based on management’s best estimates. Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets. Our ability to recover these deferred tax assets depends on several factors, including our ability to project future taxable income. One of the provisions of the CARES Act allows net operating losses generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal statutory tax rate was 35%, as opposed to the current rate of 21%. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As a result of the losses incurred in fiscal 2020 due to COVID-19, we are in a three-year cumulative loss position as of July 31, 2021, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. A valuation allowance has been recognized as a reserve on the total deferred tax asset balance due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. Our effective tax rate changed from 32.5% for the six months ended

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

August 1, 2020 to 3.6% for the six months ended July 31, 2021. The rate for the six months ended July 31, 2021 is the result of maintaining a full valuation allowance on deferred tax assets while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated fiscal 2020 return reflecting implemented tax strategies. The rate for the six months ended August 1, 2020 is the result of carry back of losses to a tax year where the U.S. federal statutory tax rate was 35%.

The impacts from the COVID-19 pandemic remain challenging and unpredictable. While trends improved during the first half of fiscal 2021, we cannot reasonably estimate the extent to which our business will continue to be affected by COVID-19 and to what extent the recent improved trends will continue. For instance, restrictions have recently been reinstated in certain locations within the U.S., and it is unclear whether these restrictions will continue and expand or if COVID-19 will result in long-term changes in consumer behavior. The ongoing and prolonged nature of the outbreak may lead to further adjustments to our operations. As such, the ultimate impacts of COVID-19 to our businesses remain highly uncertain and will depend on future developments, including global supply chain disruptions, the variants of COVID-19, and the global availability and use of vaccines, which are highly uncertain and cannot be predicted. As a result, we may have future write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

Severance- During the three months ended July 31, 2021 and August 1, 2020, we incurred severance costs of $1.2 million and $7.3 million, respectively. During the six months ended July 31, 2021 and August 1, 2020, we incurred severance costs of $2.6 million and $9.0 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of July 31, 2021, January 30, 2021 and August 1, 2020, we had accrued severance of $4.9 million, $6.5 million and $8.4 million, respectively, included in accrued expenses on the condensed consolidated balance sheets.

Gain on Settlement- During the three months ended August 1, 2020, we recognized a gain of $9.0 million, recorded to operating expenses in the condensed consolidated statements of operations, due to a settlement with a vendor for costs incurred on internal-use software that was capitalized and impaired in a previous fiscal year. During the three months ended August 1, 2020, we collected $4.2 million, net of legal costs incurred, and recorded a $4.8 million receivable included in receivables, net, on the condensed consolidated balance sheets, which has been subsequently received.

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

Cash, Cash Equivalents, and Restricted Cash- Cash and cash equivalents represent cash, money market funds and credit card receivables that generally settle within three days. Restricted cash represented cash that is restricted as to withdrawal or usage and consists of a mandatory cash deposit maintained for certain insurance policies.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	July 31, 2021	January 30, 2021	August 1, 2020
Cash and cash equivalents	$46,458	$59,581	$206,720
Restricted cash, included in prepaid expenses and other current assets	1,546	—	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$48,004	$59,581	$206,720

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

The carrying value of cash and cash equivalents, restricted cash, receivables, and accounts payables approximated their fair values due to their short-term nature. The carrying value of borrowing under our ABL Revolver and our previous senior unsecured revolving credit agreement ("Credit Facility") approximated the carrying value. As of July 31, 2021, the fair value of borrowings under our Term Loan was $250.2 million compared to the carrying value of $237.5 million. The fair value of debt borrowings was estimated based on current interest rates offered for similar instruments (categorized as Level 2 under the fair value hierarchy).

Impairment of Long-Lived Assets- Refer to section above, Impact of COVID-19, regarding impairment charges of long-lived assets during fiscal 2020. During the three months ended July 31, 2021, we recorded an impairment charge of $1.2 million in the U.S. Retail segment for abandoned equipment we are replacing.

2.    REVENUE

Disaggregation of Net Sales- The following table presents net sales disaggregated by product and service category for each segment:

	Three months ended		Six months ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales:
U.S. Retail segment:
Women's footwear	$467,518	$253,539	$872,818	$513,102
Men's footwear	168,218	85,012	300,165	155,367
Kids' footwear	54,112	32,232	108,844	61,415
Accessories and other	33,245	23,194	61,924	41,166
	723,093	393,977	1,343,751	771,050
Canada Retail segment:
Women's footwear	30,230	25,329	50,661	41,301
Men's footwear	15,805	13,970	25,333	20,773
Kids' footwear	9,554	8,231	19,067	13,787
Accessories and other	1,996	2,052	3,128	3,050
	57,585	49,582	98,189	78,911
Brand Portfolio segment:
Wholesale	42,715	15,563	91,358	82,867
Commission income	2,377	5,018	5,708	10,141
Direct-to-consumer	5,437	9,877	10,890	19,563
	50,529	30,458	107,956	112,571
Other	—	22,266	—	35,889
Total segment net sales	831,207	496,283	1,549,896	998,421
Elimination of intersegment sales	(13,872)	(6,569)	(29,406)	(25,924)
Total net sales	$817,335	$489,714	$1,520,490	$972,497

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended		Six months ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Gift cards:
Beginning of period	$30,809	$30,908	$34,442	$35,461
Gift cards redeemed and breakage recognized to net sales	(19,210)	(11,343)	(36,380)	(24,868)
Gift cards issued	17,092	10,354	30,629	19,326
End of period	$28,691	$29,919	$28,691	$29,919
Loyalty programs:
Beginning of period	$12,955	$14,568	$11,379	$16,138
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(6,008)	(4,277)	(10,904)	(10,886)
Deferred revenue for loyalty points issued	8,308	4,506	14,780	9,545
End of period	$15,255	$14,797	$15,255	$14,797

3.    RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of July 31, 2021, the Schottenstein Affiliates consist of entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family. As of July 31, 2021, the Schottenstein Affiliates beneficially owned approximately 17% of the Company's outstanding common shares, representing approximately 52% of the combined voting power, consisting of, in the aggregate, 4.8 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease our fulfillment center and certain store locations owned by the Schottenstein Affiliates. During the three months ended July 31, 2021 and August 1, 2020, we recorded rent expense from leases with Schottenstein Affiliates of $2.7 million and $2.6 million, respectively. During the six months ended July 31, 2021 and August 1, 2020, we recorded rent expense from leases with Schottenstein Affiliates of $5.4 million and $5.3 million, respectively. As of July 31, 2021, January 30, 2021 and August 1, 2020, we had related party current operating lease liabilities of $6.4 million, $8.0 million and $7.9 million, respectively, and non-current operating lease liabilities of $21.3 million, $24.6 million and $28.5 million, respectively.

Other Purchases and Services- During the three months ended July 31, 2021 and August 1, 2020, we had other purchases and services we incurred from the Schottenstein Affiliates of $1.1 million and $1.2 million, respectively. During both the six months ended July 31, 2021 and August 1, 2020, we had other purchases and services we incurred from the Schottenstein Affiliates of $2.5 million.

Due to Related Parties- Amounts due to Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-Camuto

We have a 40% interest in our equity investment in ABG-Camuto. We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. During both the three months ended July 31, 2021 and August 1, 2020, we recorded royalty expense for amounts paid to ABG-Camuto of $4.6 million. During the six months ended July 31, 2021 and August 1, 2020, we recorded royalty expense for amounts paid to ABG-Camuto of $9.2 million and $9.0 million, respectively. Amounts due to ABG-Camuto were immaterial for all periods presented.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share:

	Three months ended		Six months ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Weighted average basic shares outstanding	72,932	72,142	72,773	72,028
Dilutive effect of stock-based compensation awards	4,687	—	4,498	—
Weighted average diluted shares outstanding	77,619	72,142	77,271	72,028

For the three months ended July 31, 2021 and August 1, 2020, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 2.9 million and 5.9 million, respectively. For the six months ended July 31, 2021 and August 1, 2020, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 3.0 million and 5.5 million, respectively.

5.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Six months ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Stock options	$132	$407	$385	$870
Restricted and director stock units	5,776	5,272	12,980	9,726
	$5,908	$5,679	$13,365	$10,596

The following table summarizes the stock-based compensation award activity for RSUs for the six months ended July 31, 2021:

	Number of shares
(in thousands)	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	6,445	540
Granted	1,033	—
Vested	(512)	(359)
Forfeited	(225)	(17)
Outstanding - end of period	6,741	164

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

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides additional information for our common shares:

	July 31, 2021		January 30, 2021		August 1, 2020
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	87,405	7,733	86,835	7,733	86,747	7,733
Outstanding shares	65,236	7,733	64,666	7,733	64,578	7,733
Treasury shares	22,169	—	22,169	—	22,169	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

Accumulated Other Comprehensive Loss- For the six months ended August 1, 2020, changes for the balances of each component of accumulated other comprehensive loss, net of tax, were as follows (for all other periods presented, the change was due to foreign currency translation adjustments as shown in the condensed consolidated statements of shareholders' equity):

(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive income (loss) - beginning of period	$(2,668)	$173	$(2,495)
Other comprehensive income (loss) before reclassifications	(2,251)	195	(2,056)
Amounts reclassified to non-operating income, net	—	(368)	(368)
Other comprehensive loss	(2,251)	(173)	(2,424)
Accumulated other comprehensive loss - end of period	$(4,919)	$—	$(4,919)

7.    RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	July 31, 2021	January 30, 2021	August 1, 2020
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$27,638	$29,615	$20,268
Serviced by third-party provider without guaranteed payment	76	363	739
Serviced in-house	2,665	4,576	6,248
Income tax receivable	158,890	149,824	—
Other receivables	11,295	12,865	23,973
Total receivables	200,564	197,243	51,228
Allowance for doubtful accounts	(1,193)	(1,194)	(1,988)
	$199,371	$196,049	$49,240

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- The following table presents the changes to goodwill by segment:

	Six months ended
	July 31, 2021			August 1, 2020
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$93,655	$—	$93,655
Canada Retail	43,086	(43,086)	—	41,610	(41,610)	—
Brand Portfolio	19,989	(19,989)	—	19,989	—	19,989
	156,730	(63,075)	93,655	155,254	(41,610)	113,644
Activity by segment:
Canada Retail-
Currency translation adjustment	1,098	(1,098)	—	(534)	534	—
Brand Portfolio-
Impairment charge	—	—	—	—	(19,989)	(19,989)
	1,098	(1,098)	—	(534)	(19,455)	(19,989)
End of period by segment:
U.S. Retail	93,655	—	93,655	93,655	—	93,655
Canada Retail	44,184	(44,184)	—	41,076	(41,076)	—
Brand Portfolio	19,989	(19,989)	—	19,989	(19,989)	—
	$157,828	$(64,173)	$93,655	$154,720	$(61,065)	$93,655

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
July 31, 2021
Definite-lived customer relationships	$1,444	$(1,444)	$—
Indefinite-lived trademarks and tradenames	15,905	—	15,905
	$17,349	$(1,444)	$15,905
January 30, 2021
Definite-lived customer relationships	$2,909	$(2,791)	$118
Indefinite-lived trademarks and tradenames	15,517	—	15,517
	$18,426	$(2,791)	$15,635
August 1, 2020
Definite-lived customer relationships	$2,843	$(2,507)	$336
Indefinite-lived trademarks and tradenames	15,327	—	15,327
	$18,170	$(2,507)	$15,663

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	July 31, 2021	January 30, 2021	August 1, 2020
Gift cards	$28,691	$34,442	$29,919
Accrued compensation and related expenses	49,037	49,864	29,422
Accrued taxes	35,030	24,206	22,624
Loyalty programs deferred revenue	15,255	11,379	14,797
Sales returns	19,204	17,333	20,713
Customer allowances and discounts	2,103	4,579	8,644
Other	72,735	58,523	76,712
	$222,055	$200,326	$202,831

10.    DEBT

Debt consisted of the following:

(in thousands)	July 31, 2021	January 30, 2021	August 1, 2020
ABL Revolver	$16,810	$100,000	$—
Term Loan	237,500	243,750	—
Credit Facility	—	—	393,000
Total debt	254,310	343,750	393,000
Less unamortized Term Loan debt issuance costs	(7,241)	(8,931)	—
Less current maturities of long-term debt	(62,500)	(62,500)	—
Long-term debt	$184,569	$272,319	$393,000

ABL Revolver- On August 7, 2020, we replaced our Credit Facility with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowings, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Term Loan. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of July 31, 2021, the ABL Revolver had a borrowing base of $386.1 million, with $16.8 million outstanding and $5.3 million in letters of credit issued, resulting in $364.0 million available for borrowings.

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month London Interbank Offered Rate ("LIBOR") (as defined) plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.0% as of July 31, 2021. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

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

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Borrowings under the Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 3.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%, with an interest rate of 9.8% (effective interest rate of 11.8% when including the amortization of debt issuance costs) as of July 31, 2021.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Term Loan includes a springing covenant imposing a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. We are restricted from paying dividends or repurchasing stock until the third quarter of fiscal 2021 at the earliest, after which certain limitations apply. Both the ABL Revolver and the Term Loan contain customary events of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. As of July 31, 2021, we were in compliance with all financial covenants.

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

Insurance Recoveries- During fiscal 2020, a third-party vendor experienced a shutdown of services to us that impacted our ability to fulfill orders from customers for a limited period of time. This incident was covered under an insurance policy that provides for reimbursement of lost profits and recognized losses as a result of the outage. During the fourth quarter of fiscal 2020, we recognized an insurance recovery receivable of $3.0 million, recorded as an offset to cost of sales, for recognized losses that we believe are probable of being reimbursed through the insurance policy. Reimbursement for lost profits and any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when realized or realizable. We continue to work with the insurance carrier to reach an agreement on the total amount to be recovered.

Guarantee- We provide guarantees for lease obligations that are scheduled to expire in fiscal 2023 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of July 31, 2021, the total future minimum lease payment requirements for these guarantees were approximately $13.3 million.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    SEGMENT REPORTING
The following provides certain key financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate/Eliminations	Total
Three months ended July 31, 2021
Net sales:
External customer sales	$723,093	$57,585	$36,657	$—	$—	$817,335
Intersegment sales	—	—	13,872	—	(13,872)	—
Total net sales	$723,093	$57,585	$50,529	$—	$(13,872)	$817,335
Gross profit	$256,893	$18,768	$8,533	$—	$487	$284,681
Income from equity investment	$—	$—	$2,290	$—	$—	$2,290
Three months ended August 1, 2020
Net sales:
External customer sales	$393,977	$49,582	$23,889	$22,266	$—	$489,714
Intersegment sales	—	—	6,569	—	(6,569)	—
Total net sales	$393,977	$49,582	$30,458	$22,266	$(6,569)	$489,714
Gross profit (loss)	$40,097	$5,650	$(11,440)	$118	$2,617	$37,042
Income from equity investment	$—	$—	$2,153	$—	$—	$2,153
Six months ended July 31, 2021
Net sales:
External customer sales	$1,343,751	$98,189	$78,550	$—	$—	$1,520,490
Intersegment sales	—	—	29,406	—	(29,406)	—
Total net sales	$1,343,751	$98,189	$107,956	$—	$(29,406)	$1,520,490
Gross profit	$450,006	$29,603	$20,459	$—	$724	$500,792
Income from equity investment	$—	$—	$3,998	$—	$—	$3,998
Six months ended August 1, 2020
Net sales:
External customer sales	$771,050	$78,911	$86,647	$35,889	$—	$972,497
Intersegment sales	—	—	25,924	—	(25,924)	—
Total net sales	$771,050	$78,911	$112,571	$35,889	$(25,924)	$972,497
Gross profit (loss)	$7,127	$3,339	$2,464	$(5,310)	$2,962	$10,582
Income from equity investment	$—	$—	$4,423	$—	$—	$4,423

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Trends in our Business

Operating profit in the second quarter of fiscal 2021 surpassed pre-COVID-19 levels with growth of 49% compared to the second quarter of 2019. This growth came despite the lingering effects of COVID-19, including global supply chain challenges. The volatile macro environment and supply chain disruptions have required us to be nimble and quickly adapt our business model.

As we look ahead to our strategic growth, we have organized our efforts around three pillars: Customer, Brand and Speed:
•Customer- More than ever, our customers have a great desire for products and experiences, and we are adding resources to our digital, IT and analytics teams to understand precisely what they want and what can be improved to provide the best possible experience. Undertaking these actions will enable us to better understand our customers, provide improved service, and target new demographics in targeted and personalized ways that we have never deployed before. We are also developing new ideas for how we can provide more value to our VIP rewards members who continue to be the lifeblood of our business and our largest competitive differentiator.
•Brand- Controlling our own brand destiny is critical for our growth. As we continue to design some of the best brands in the industry, Vince Camuto, Jessica Simpson, Lucky Brand and JLO Jennifer Lopez, we are combining that with our strong direct-to-consumer distribution through our physical footprint in North America and digital infrastructure. We are also partnering with some of the top brands in the industry to offer one of the largest and most broad assortments. We remain focused on investing in some of the top 50 brands in footwear and will continue to prioritize growing our own brands.
•Speed- Moving quickly is of the utmost importance to consumers. We are developing processes to deliver products more quickly. Fulfillment of digital customer orders takes 5 to 7 business days and we are working to improve that to 2 to 3 calendar days while simultaneously finding efficiencies to contain costs. We are optimizing our current infrastructure and expanding our delivery partnerships. We are also working to improve collaboration through technology and processes across our organization and to gain additional efficiencies in our overall development cycle.

We have a proven track record of staying ahead of trends to ensure our success, despite some of the challenges we face, including COVID-19 variants and supply chain disruptions.

Impact of COVID-19

In response to the sudden and significant impacts resulting from the COVID-19 pandemic, we took several actions during the first quarter of fiscal 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. As this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, and liquidity management, as well as changes to our expense and capital expenditure plans.

Although operating results have improved throughout the first half of fiscal 2021, we continue to experience adverse impacts due to COVID-19, including temporary store closures, reduced hours and other requirements in certain areas where government-imposed restrictions were mandated, and global supply chain challenges. Our retail customers in the Brand Portfolio segment have had and are having similar experiences. The impacts from the COVID-19 pandemic remain challenging and unpredictable. While trends improved during the first half of fiscal 2021, we cannot reasonably estimate the extent to which our business will continue to be affected by COVID-19 and to what extent the recent improved trends will continue. For instance, restrictions have recently been reinstated in certain locations within the U.S., and it is unclear whether these restrictions will continue and expand or if COVID-19 will result in long-term changes in consumer behavior. The ongoing and prolonged nature of the outbreak may lead to further adjustments to our operations. As such, the ultimate impacts of COVID-19 to our businesses remain highly uncertain and will depend on future developments, including global supply chain disruptions, the variants of COVID-19, and the global availability and use of vaccines, which are highly uncertain and cannot be predicted. As a result, we may have future write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

Financial Summary and Other Key Metrics for the Second Quarter of Fiscal 2021

Net sales increased to $817.3 million for the three months ended July 31, 2021 from $489.7 million for the three months ended August 1, 2020. The 66.9% increase in net sales was primarily driven by an 84.9% increase in comparable sales during the three months ended July 31, 2021, due to the fact that during the three months ended August 1, 2020, many of our stores remained closed or, to the extent they reopened, experienced significantly reduced customer traffic since reopening. The higher net sales due to the increase in total comparable sales were partially offset by store closures, including those serviced in the Other segment. Also, during the first quarter of fiscal 2020, we maintained higher sales returns reserves with stores not being available to accept returns, which resulted in significantly lower net sales. However, sales returns reserves normalized in the second quarter of fiscal 2020 as returns were not as high as expected, resulting in higher net sales. We did not have these significant changes in estimates between the first quarter and second quarter of fiscal 2021 as customer behavior has remained consistent. In addition, the Brand Portfolio segment net sales were higher in the quarter as compared to the second quarter of fiscal 2020 due to increased orders as our retailer customers recover, but still below pre-COVID-19 levels.
During the three months ended July 31, 2021, gross profit as a percentage of net sales was 34.8% as compared to 7.6% for the same period last year. The improvement in gross profit was primarily driven by increased sales as compared to the second quarter of fiscal 2020. In the second quarter of fiscal 2020, in response to the impacts of COVID-19 on our operations, we addressed the temporary closure of stores and the subsequent reduction in customer traffic upon store re-openings, with aggressive promotional activity. These actions resulted in higher inventory reserves, increased shipping costs associated with higher digital penetration, and the deleverage of distribution and fulfillment and store occupancy expenses on lower sales volume during fiscal 2020. During the second quarter of fiscal 2021, tight inventory positions resulted in fewer promotions. Accordingly, gross profit as a percentage of net sales for the second quarter of fiscal 2021 tracked higher than the pre-COVID-19 rate, which was 30.5% for the second quarter of fiscal 2019.

Net income for the three months ended July 31, 2021 was $42.9 million, or $0.55 earnings per diluted share, which included net after-tax charges of $0.6 million, or $0.01 per diluted share, primarily related to target acquisition costs, restructuring charges, impairment charges, and the change in the valuation allowance on deferred tax assets. Net loss for the three months ended August 1, 2020 was $98.2 million, or a loss of $1.36 per diluted share, which included net after-tax charges of $4.1 million, or $0.05 per diluted share, primarily related to impairment charges and integration and restructuring expenses, offset by a gain from a settlement with a vendor.

Comparable Sales Performance Metric

The following table presents the increase (decrease) in comparable sales for each segment and in total:

	Three months ended
	July 31, 2021	August 1, 2020
Comparable sales:
U.S. Retail segment	94.3%	(44.9)%
Canada Retail segment	14.6%	(27.9)%
Brand Portfolio segment - direct-to-consumer channel	10.6%	120.5%
Other	NA	(36.2)%
Total comparable sales	84.9%	(42.7)%
NA - Not applicable

We consider comparable sales, a primary metric commonly used throughout the retail industry, to be an important indicator of the performance of our retail and direct-to-consumer businesses. We include stores in our comparable sales metric for those stores in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include stores temporarily closed as a result of COVID-19 as management continues to believe that this metric is meaningful to monitor our performance. Comparable sales include e-commerce sales. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales for the Brand Portfolio segment include the direct-to-consumer e-commerce site, www.vincecamuto.com. Beginning with the third quarter of fiscal 2020, comparable sales no longer include the Other segment due to no longer having activity in the Other segment. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores

At the end of the second quarter of fiscal 2021 and 2020, we had the following number of stores:

	July 31, 2021	August 1, 2020
U.S. Retail segment - DSW stores	515	522
Canada Retail segment:
The Shoe Company / Shoe Warehouse stores	116	117
DSW stores	27	27
	143	144
Total number of stores	658	666

Results of Operations

Comparison of the Three Months Ended July 31, 2021 with the Three Months Ended August 1, 2020

	Three months ended
	July 31, 2021		August 1, 2020		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$817,335	100.0%	$489,714	100.0%	$327,621	66.9%
Cost of sales	(532,654)	(65.2)	(452,672)	(92.4)	(79,982)	17.7%
Gross profit	284,681	34.8	37,042	7.6	247,639	668.5%
Operating expenses	(224,385)	(27.5)	(168,424)	(34.4)	(55,961)	33.2%
Income from equity investment	2,290	0.3	2,153	0.4	137	6.4%
Impairment charges	(1,174)	(0.1)	(6,735)	(1.4)	5,561	(82.6)%
Operating profit (loss)	61,412	7.5	(135,964)	(27.8)	197,376	NM
Interest expense, net	(8,072)	(1.0)	(3,788)	(0.8)	(4,284)	113.1%
Non-operating income (expenses), net	(244)	(0.0)	743	0.2	(987)	NM
Income (loss) before income taxes	53,096	6.5	(139,009)	(28.4)	192,105	NM
Income tax benefit (provision)	(10,236)	(1.3)	40,795	8.3	(51,031)	NM
Net income (loss)	$42,860	5.2%	$(98,214)	(20.1)%	$141,074	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.59		$(1.36)		$1.95	NM
Diluted earnings (loss) per share	$0.55		$(1.36)		$1.91	NM
Weighted average shares used in per share calculations:
Basic shares	72,932		72,142		790	1.1%
Diluted shares	77,619		72,142		5,477	7.6%
NM - Not meaningful

Net Sales- The following summarizes net sales by segment:

	Three months ended		Change
(dollars in thousands)	July 31, 2021	August 1, 2020	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$723,093	$393,977	$329,116	83.5%	94.3%
Canada Retail	57,585	49,582	8,003	16.1%	14.6%
Brand Portfolio	50,529	30,458	20,071	65.9%	10.6%
Other	—	22,266	(22,266)	NM	NA
Total segment net sales	831,207	496,283	334,924	67.5%	84.9%
Elimination of intersegment net sales	(13,872)	(6,569)	(7,303)	111.2%
Consolidated net sales	$817,335	$489,714	$327,621	66.9%
NA - Not applicable
NM - Not meaningful

The improvement in sales, including increases in comparable sales and total consolidated net sales, during the three months ended July 31, 2021 over the same period last year was due to the fact that during the three months ended August 1, 2020, many of our stores remained closed or, to the extent they reopened, experienced significantly reduced customer traffic since re-opening. During a portion of the second quarter of fiscal 2021, the Canada Retail segment was impacted by ongoing temporary closures and restrictions in certain key markets. The higher net sales due to the increase in total comparable sales was partially offset by store closures, including those serviced in the Other segment. Also, during the first quarter of fiscal 2020, we maintained higher sales returns reserves with stores not being available to accept returns, which resulted in significantly lower net sales. However, sales returns reserves normalized in the second quarter of fiscal 2020 as returns were not as high as expected, resulting in higher net sales. We did not have these significant changes in estimates between the first quarter and second quarter of fiscal 2021 as customer behavior has remained consistent. In addition, the Brand Portfolio segment net sales were higher in the quarter as compared to the second quarter of fiscal 2020 due to increased orders as our retailer customers recover, but still below pre-COVID-19 levels.

Gross Profit- The following summarizes gross profit (loss) by segment:

	Three months ended
	July 31, 2021		August 1, 2020
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Change
Segment gross profit (loss):
U.S. Retail	$256,893	35.5%	$40,097	10.2%	$216,796
Canada Retail	18,768	32.6%	5,650	11.4%	$13,118
Brand Portfolio	8,533	16.9%	(11,440)	(37.6)%	$19,973
Other	—	—%	118	0.5%	$(118)
	284,194		34,425
Elimination of intersegment gross profit	487		2,617
Gross profit	$284,681	34.8%	$37,042	7.6%	$247,639

The improvement in gross profit was primarily driven by increased sales during the quarter as compared to the three months ended August 1, 2020. In the second quarter of fiscal 2020, in response to the impacts of COVID-19 on our operations, we addressed the temporary closure of stores and the subsequent reduction in customer traffic upon store re-openings with aggressive promotional activity. These actions resulted in higher inventory reserves, increased shipping costs associated with higher digital penetration, and the deleverage of distribution and fulfillment and store occupancy expenses on lower sales volume during fiscal 2020. During the second quarter of fiscal 2021, tight inventory positions resulted in being less promotional. Accordingly, gross profit as a percentage of net sales for the second quarter of fiscal 2021 tracked higher than the pre-COVID-19 rate, which was 30.5% for the second quarter of fiscal 2019. The Canada Retail and Brand Portfolio segments have significantly improved gross profit as a percentage of net sales during the quarter as compared to the same period last year, but remained below pre-COVID-19 levels when compared to the second quarter of fiscal 2019 due to the deleverage impacts of lower net sales.

Elimination of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	July 31, 2021	August 1, 2020
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(13,872)	$(6,569)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	9,707	4,827
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	4,652	4,359
Gross profit	$487	$2,617

Operating Expenses- For the three months ended July 31, 2021, operating expenses increased by $56.0 million over the same period last year, primarily driven by the implementation of temporary leaves of absence without pay for a significant number of our employees and reducing pay for nearly all employees not placed on temporary leave for most of the second quarter of fiscal 2020. Operating expenses during the second quarter of fiscal 2020 were offset by a gain from a settlement with a vendor of $9.0 million. Operating expenses as a percentage of sales improved to 27.5% compared to 34.4% in the same period last year but were still elevated compared to the pre-COVID-19 rate for the second quarter of fiscal 2019, which was 26.0% as a percentage of sales, primarily due to higher direct marketing and incentive compensation expense and lower sales in the Brand Portfolio segment.

Impairment Charges- During the three months ended July 31, 2021 and August 1, 2020, we evaluated certain long-lived assets based on our intent to use such assets going forward and, as a result, we recorded impairment charges of $1.2 million and $6.7 million, respectively.

Income Taxes- Our effective tax rate changed from 29.3% for the three months ended August 1, 2020 to 19.3% for the three months ended July 31, 2021. The rate for the three months ended July 31, 2021 is the result of maintaining a full valuation allowance on deferred tax assets. The rate for the three months ended August 1, 2020 is the result of carry back of losses to a tax year where the U.S. federal statutory tax rate was 35%.

Comparison of the Six Months Ended July 31, 2021 with the Six Months Ended August 1, 2020

	Six months ended
	July 31, 2021		August 1, 2020		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$1,520,490	100.0%	$972,497	100.0%	$547,993	56.3%
Cost of sales	(1,019,698)	(67.1)	(961,915)	(98.9)	(57,783)	6.0%
Gross profit	500,792	32.9	10,582	1.1	490,210	4,632.5%
Operating expenses	(425,199)	(28.0)	(355,645)	(36.6)	(69,554)	19.6%
Income from equity investment	3,998	0.3	4,423	0.5	(425)	(9.6)%
Impairment charges	(1,174)	(0.1)	(119,282)	(12.3)	118,108	(99.0)%
Operating profit (loss)	78,417	5.1	(459,922)	(47.3)	538,339	NM
Interest expense, net	(16,886)	(1.1)	(5,946)	(0.6)	(10,940)	184.0%
Non-operating income, net	562	0.0	656	0.1	(94)	(14.3)%
Income (loss) before income taxes	62,093	4.0	(465,212)	(47.8)	527,305	NM
Income tax benefit (provision)	(2,207)	(0.1)	151,140	15.5	(153,347)	NM
Net income (loss)	$59,886	3.9%	$(314,072)	(32.3)%	$373,958	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.82		$(4.36)		$5.18	NM
Diluted earnings (loss) per share	$0.78		$(4.36)		$5.14	NM
Weighted average shares used in per share calculations:
Basic shares	72,773		72,028		745	1.0%
Diluted shares	77,271		72,028		5,243	7.3%
NM - Not meaningful

Net Sales- The following summarizes net sales by segment:

	Six months ended		Change
(dollars in thousands)	July 31, 2021	August 1, 2020	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$1,343,751	$771,050	$572,701	74.3%	74.5%
Canada Retail	98,189	78,911	19,278	24.4%	12.6%
Brand Portfolio	107,956	112,571	(4,615)	(4.1)%	8.6%
Other	—	35,889	(35,889)	NM	NA
Total segment net sales	1,549,896	998,421	551,475	55.2%	68.1%
Elimination of intersegment net sales	(29,406)	(25,924)	(3,482)	13.4%
Consolidated net sales	$1,520,490	$972,497	$547,993	56.3%
NA - Not applicable
NM - Not meaningful

The increases in comparable sales for all segments and in total consolidated net sales was a result of the temporary closure of all stores beginning in March 2020 through much of the second quarter of fiscal 2020 and, since re-opening, we experienced significantly reduced customer traffic and net sales. During a portion of the first half of fiscal 2021, the Canada Retail segment was impacted by ongoing temporary closures and restrictions in certain key markets. The higher net sales due to the increase in total comparable sales was partially offset by store closures, including those serviced in the Other segment.

Gross Profit- The following summarizes gross profit (loss) by segment:

	Six months ended
	July 31, 2021		August 1, 2020
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Change
Segment gross profit (loss):
U.S. Retail	$450,006	33.5%	$7,127	0.9%	$442,879
Canada Retail	29,603	30.1%	3,339	4.2%	$26,264
Brand Portfolio	20,459	19.0%	2,464	2.2%	$17,995
Other	—	—%	(5,310)	(14.8)%	$5,310
	500,068		7,620
Elimination of intersegment gross profit	724		2,962
Gross profit	$500,792	32.9%	$10,582	1.1%	$490,210

The improvement in gross profit was primarily driven by increased sales during the six months ended July 31, 2021 as compared to the same period last year. In the second quarter of fiscal 2020, in response to the impacts of COVID-19 on our operations, we addressed the temporary closure of stores and the subsequent reduction in customer traffic upon store re-openings with aggressive promotional activity. These actions resulted in higher inventory reserves, increased shipping costs associated with higher digital penetration, and the deleverage of distribution and fulfillment and store occupancy expenses on lower sales volume during fiscal 2020. During the six months ended July 31, 2021, tight inventory positions resulted in fewer promotions. Accordingly, gross profit as a percentage of net sales for the six months ended July 31, 2021 tracked higher than the pre-COVID-19 rate, which was 30.1% for the same period in fiscal 2019. The Canada Retail and Brand Portfolio segments have significantly improved gross profit as a percentage of net sales during the six months ended July 31, 2021 as compared to the same period last year, but remained below pre-COVID-19 levels when compared to the same period in fiscal 2019 due to the deleverage impacts of lower net sales.

Elimination of intersegment gross profit consisted of the following:

	Six months ended
(in thousands)	July 31, 2021	August 1, 2020
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(29,406)	$(25,924)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	20,642	16,961
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	9,488	11,925
Gross profit	$724	$2,962

Operating Expenses- For the six months ended July 31, 2021, operating expenses increased by $69.6 million over the same period last year, primarily driven by the implementation of temporary leaves of absence without pay for a significant number of our employees and reducing pay for nearly all employees not placed on temporary leave in response to COVID-19 for most of the first half of fiscal 2020. Operating expenses as a percentage of sales improved to 28.0% compared to 36.6% in the same period last year but were still elevated compared to the pre-COVID-19 rate, which was 25.4% as a percentage of sales for the same period in fiscal 2019, primarily due to higher direct marketing expense and incentive compensation and lower sales.

Impairment Charges- During the six months ended July 31, 2021, we recorded an impairment charge of $1.2 million for abandoned equipment we are replacing. As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores during the six months ended August 1, 2020, we performed an impairment analysis at the store-level. In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During the six months ended August 1, 2020, we recorded impairment charges of $92.8 million for under-performing stores. Also during the six months ended August 1, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible resulting in a full impairment due to the lack of projected cash flows over the remaining useful life. Further, as a result of the material reduction in net sales and cash flows and the decrease in the Company's market capitalization due to the impact of COVID-19 on macroeconomic conditions, we performed an impairment analysis for goodwill and other indefinite-lived intangible assets. Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during the six months ended August 1, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

Income Taxes- Our effective tax rate changed from 32.5% for the six months ended August 1, 2020 to 3.6% for the six months ended July 31, 2021. The rate for the six months ended July 31, 2021 is the result of maintaining a full valuation allowance on deferred tax assets while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated fiscal 2020 return reflecting implemented tax strategies. The rate for the six months ended August 1, 2020 is the result of carry back of losses to a tax year where the U.S. federal statutory tax rate was 35%.

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

Operating Cash Flows

For the six months ended July 31, 2021, net cash provided by operations was $96.2 million compared to net cash used in operations of $79.6 million for the six months ended August 1, 2020. The change was driven by the net income recognized in the six months ended July 31, 2021 versus a net loss incurred during that same period last year as a result of COVID-19, after adjusting for non-cash activity including impairment charges and the change in deferred income taxes. This was partially offset by higher spend on working capital as business recovers from COVID-19 and the measures we implemented last year to manage our working capital to preserve liquidity, including delaying vendor and landlord payments while we renegotiate terms, reducing inventory orders, and significantly cutting costs.

Investing Cash Flows

For the six months ended July 31, 2021, our net cash used in investing activities was $13.2 million, which was due to capital expenditures relating to infrastructure and IT projects and store improvements. During the six months ended August 1, 2020, our net cash provided by investing activities was $6.8 million, which was due to the liquidation of our available-for-sale securities and the proceeds from a settlement from a vendor partially offset by capital expenditures of $22.1 million.

Financing Cash Flows

For the six months ended July 31, 2021, our net cash used in financing activities was $95.0 million compared to net cash provided by financing activities of $193.2 million for the six months ended August 1, 2020. During the six months ended July 31, 2021, we had net payments of $83.2 million from the ABL Revolver and payments on the Term Loan of $6.3 million. During the six months ended August 1, 2020, we had net borrowings of $203.0 million from the Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility considering the uncertainty from COVID-19.

Debt

ABL Revolver- On August 7, 2020, we replaced the Credit Facility with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowings, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Term Loan. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of July 31, 2021, the ABL Revolver had a borrowing base of $386.1 million, with $16.8 million outstanding and $5.3 million in letters of credit issued, resulting in $364.0 million available for borrowings.

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month London Interbank Offered Rate ("LIBOR") (as defined) plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.0% as of July 31, 2021. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

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

Borrowings under the Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 3.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%, with an interest rate of 9.8% (effective interest rate of 11.8% when including the amortization of debt issuance costs) as of July 31, 2021.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Term Loan includes a springing covenant imposing a minimum EBITDA covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. We are restricted from paying dividends or repurchasing stock until the third quarter of fiscal 2021 at the earliest, after which certain limitations apply. Both the ABL Revolver and the Term Loan contain customary covenants of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. As of July 31, 2021, we were in compliance with all financial covenants.

Capital Expenditure Plans

We expect to spend approximately $35.0 million to $45.0 million for capital expenditures in fiscal 2021, of which we invested $13.2 million during the six months ended July 31, 2021. Our capital expenditures for the remainder of the year will depend primarily on the number of store projects, as well as infrastructure and IT projects that we undertake and the timing of these expenditures.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1**	Section 1350 Certification - Principal Executive Officer.
32.2**	Section 1350 Certification - Principal Financial Officer.
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	August 31, 2021	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)