Form 10-Q
period 2021-10-30
Designer Brands Inc.
filed 2021-12-07
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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

Number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 2021: 65,621,130 Class A common shares and 7,732,743 Class B common shares.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations, and assumptions relating to our operations, results of operations, financial condition, growth strategy, and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to those factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the "2020 Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 22, 2021, and otherwise in our reports and filings with the SEC, there are a number of important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements including, but not limited to, the following:
•risks and uncertainty related to the continued outbreak of the coronavirus ("COVID-19"), any future COVID-19 resurgence, including the potential for more severe or contagious variants, and any other adverse public health developments;
•risks related to losses or disruptions associated with our distribution systems, including our distribution and fulfillment centers and our stores, whether as a result of the impacts of the COVID-19 pandemic, supply chain disruptions, labor shortages, reliance on third-party providers, cyber-related attacks, or otherwise;
•labor disruptions and other risks as a result of the impacts of vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic;
•our ability to protect the health and safety of our associates and our customers, which may be affected by current or future government regulations related to stay-at-home orders, vaccine mandates, and orders related to the operation of non-essential businesses;
•risks related to our international operations, including international trade, our reliance on foreign sources for merchandise and related supply chain disruptions, exposure to political, economic, operational, compliance, and other risks, and fluctuations in foreign currency exchange rates;
•maintaining strong relationships with our vendors, manufacturers, licensors, and retailer customers;
•our ability to anticipate and respond to fashion trends, consumer preferences, and changing customer expectations;
•risks related to restrictions on our senior secured asset-based revolving credit facility ("ABL Revolver") and senior secured term loan ("Term Loan") that could limit our ability to fund operations;
•our reliance on our loyalty programs and marketing to drive traffic, sales, and customer loyalty;
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
•uncertain general economic, political, and social conditions and the related impacts to consumer discretionary spending;
•our competitiveness with respect to style, price, brand availability, and customer service;
•our ability to provide customers cost-effective shopping platforms; and
•uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance or achievements may vary materially from what we have projected. Furthermore, new factors emerge from time to time, and it is not possible for management to predict all such factors, nor can management assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Form 10-Q mean Designer Brands Inc. and its subsidiaries.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three months ended		Nine months ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$853,467	$652,870	$2,373,957	$1,625,367
Cost of sales	(539,850)	(487,214)	(1,559,548)	(1,449,129)
Gross profit	313,617	165,656	814,409	176,238
Operating expenses	(211,909)	(196,067)	(637,108)	(551,712)
Income from equity investment	2,600	1,902	6,598	6,325
Impairment charges	—	(30,081)	(1,174)	(149,363)
Operating profit (loss)	104,308	(58,590)	182,725	(518,512)
Interest expense, net	(7,706)	(9,009)	(24,592)	(14,955)
Non-operating income, net	172	24	734	680
Income (loss) before income taxes	96,774	(67,575)	158,867	(532,787)
Income tax benefit (provision)	(16,590)	26,932	(18,797)	178,072
Net income (loss)	$80,184	$(40,643)	$140,070	$(354,715)
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$1.10	$(0.56)	$1.92	$(4.92)
Diluted earnings (loss) per share	$1.04	$(0.56)	$1.81	$(4.92)
Weighted average shares used in per share calculations:
Basic shares	73,191	72,344	72,911	72,134
Diluted shares	77,135	72,344	77,216	72,134

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended		Nine months ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$80,184	$(40,643)	$140,070	$(354,715)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gain (loss)	302	161	547	(2,090)
Unrealized net gain on debt securities	—	—	—	195
Reclassification adjustment for net gains realized in net loss	—	—	—	(368)
Total other comprehensive income (loss), net of income taxes	302	161	547	(2,263)
Total comprehensive income (loss)	$80,486	$(40,482)	$140,617	$(356,978)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	October 30, 2021	January 30, 2021	October 31, 2020
ASSETS
Cash and cash equivalents	$83,069	$59,581	$114,531
Receivables, net	231,391	196,049	61,840
Inventories	602,101	473,183	545,954
Prepaid expenses and other current assets	53,756	51,772	54,577
Total current assets	970,317	780,585	776,902
Property and equipment, net	263,581	296,469	313,102
Operating lease assets	664,646	700,481	728,871
Goodwill	93,655	93,655	93,655
Intangible assets, net	16,005	15,635	15,652
Deferred tax assets	—	—	208,976
Equity investment	56,623	58,598	57,978
Other assets	29,117	31,172	31,585
Total assets	$2,093,944	$1,976,595	$2,226,721
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$401,280	$245,071	$371,382
Accrued expenses	211,017	200,326	171,261
Current maturities of long-term debt	62,500	62,500	62,500
Current operating lease liabilities	206,065	244,786	226,423
Total current liabilities	880,862	752,683	831,566
Long-term debt	165,422	272,319	274,635
Non-current operating lease liabilities	622,273	677,735	721,771
Other non-current liabilities	31,726	30,841	28,228
Total liabilities	1,700,283	1,733,578	1,856,200
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	1,000,180	990,153	985,125
Treasury shares, at cost	(515,065)	(515,065)	(515,065)
Retained deficit	(88,715)	(228,785)	(94,781)
Accumulated other comprehensive loss	(2,739)	(3,286)	(4,758)
Total shareholders' equity	393,661	243,017	370,521
Total liabilities and shareholders' equity	$2,093,944	$1,976,595	$2,226,721

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited and in thousands, except per share data)

	Number of shares			Amounts
	Class A common shares	Class B common shares	Treasury shares	Common shares paid in capital	Treasury shares	Retained earnings (deficit)	Accumulated other comprehensive loss	Total
Three months ended October 30, 2021
Balance, July 31, 2021	65,236	7,733	22,169	$998,117	$(515,065)	$(168,899)	$(3,041)	$311,112
Net income	—	—	—	—	—	80,184	—	80,184
Stock-based compensation activity	375	—	—	2,063	—	—	—	2,063
Foreign currency translation adjustment	—	—	—	—	—	—	302	302
Balance, October 30, 2021	65,611	7,733	22,169	$1,000,180	$(515,065)	$(88,715)	$(2,739)	$393,661
Three months ended October 31, 2020
Balance, August 1, 2020	64,578	7,733	22,169	$980,749	$(515,065)	$(54,138)	$(4,919)	$406,627
Net loss	—	—	—	—	—	(40,643)	—	(40,643)
Stock-based compensation activity	68	—	—	4,376	—	—	—	4,376
Foreign currency translation adjustment	—	—	—	—	—	—	161	161
Balance, October 31, 2020	64,646	7,733	22,169	$985,125	$(515,065)	$(94,781)	$(4,758)	$370,521
Nine months ended October 30, 2021
Balance, January 30, 2021	64,666	7,733	22,169	$990,153	$(515,065)	$(228,785)	$(3,286)	$243,017
Net income	—	—	—	—	—	140,070	—	140,070
Stock-based compensation activity	945	—	—	10,027	—	—	—	10,027
Foreign currency translation adjustment	—	—	—	—	—	—	547	547
Balance, October 30, 2021	65,611	7,733	22,169	$1,000,180	$(515,065)	$(88,715)	$(2,739)	$393,661
Nine months ended October 31, 2020
Balance, February 1, 2020	64,033	7,733	22,169	$971,380	$(515,065)	$267,094	$(2,495)	$720,914
Net loss	—	—	—	—	—	(354,715)	—	(354,715)
Stock-based compensation activity	613	—	—	13,745	—	—	—	13,745
Dividends ($0.10 per share)	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive loss	—	—	—	—	—	—	(2,263)	(2,263)
Balance, October 31, 2020	64,646	7,733	22,169	$985,125	$(515,065)	$(94,781)	$(4,758)	$370,521

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended
	October 30, 2021	October 31, 2020
Cash flows from operating activities:
Net income (loss)	$140,070	$(354,715)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,178	66,139
Stock-based compensation expense	18,646	15,176
Deferred income taxes	822	(179,098)
Income from equity investment	(6,598)	(6,325)
Distributions received from equity investment	8,573	6,106
Impairment charges	1,174	149,363
Gain on settlement	—	(8,990)
Other	1,598	43
Change in operating assets and liabilities:
Accounts receivable	(18,121)	7,519
Income tax receivable	(17,110)	—
Inventories	(127,513)	86,229
Prepaid expenses and other current assets	(988)	13,785
Accounts payable	153,511	79,642
Accrued expenses	10,204	4,629
Operating lease assets and liabilities, net	(59,152)	14,164
Net cash provided by (used in) operating activities	164,294	(106,333)
Cash flows from investing activities:
Cash paid for property and equipment	(22,061)	(26,925)
Sales of available-for-sale investments	—	24,755
Proceeds from settlement	—	8,990
Net cash provided by (used in) investing activities	(22,061)	6,820
Cash flows from financing activities:
Borrowing on revolving line under Credit Facility	—	251,000
Payments on revolving line under Credit Facility	—	(441,000)
Borrowing under ABL Revolver	349,653	150,000
Payments on borrowings under ABL Revolver	(449,653)	(50,000)
Proceeds from issuance of Term Loan	—	250,000
Payments on borrowings under Term Loan	(9,376)	(3,125)
Payments of debt issuance costs	—	(21,063)
Dividends paid	—	(7,160)
Other	(8,487)	(1,502)
Net cash provided by (used in) financing activities	(117,863)	127,150
Effect of exchange rate changes on cash balances	664	330
Net increase in cash, cash equivalents and restricted cash	25,034	27,967
Cash, cash equivalents and restricted cash, beginning of period	59,581	86,564
Cash, cash equivalents and restricted cash, end of period	$84,615	$114,531
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$13,228	$(12,979)
Cash paid for interest on debt	$19,339	$12,581
Cash paid for operating lease liabilities	$209,045	$128,683
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$3,250	$1,341
Operating lease liabilities arising from lease asset additions	$13,379	$9,407
Net increase to operating lease assets and lease liabilities for modifications	$72,698	$18,660

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Business Operations- Designer Brands Inc. is one of North America's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company, Shoe Warehouse, and DSW banners through its Canada stores and e-commerce sites. The Brand Portfolio segment earns revenue from the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels (which we refer to as "First Cost"), and the sale of branded products through the direct-to-consumer e-commerce site at www.vincecamuto.com. An integral part of the Brand Portfolio segment is our equity investment in ABG-Camuto, LLC ("ABG-Camuto"), which is a partnership between Camuto LLC, a wholly-owned subsidiary doing business as "Camuto Group," and Authentic Brands Group LLC, a global brand management and marketing company. Camuto Group has a 40% stake in ABG-Camuto, a joint venture that owns several intellectual property rights, including Vince Camuto, Louise et Cie, and others, and focuses on licensing and developing new category extensions to support the global growth of these brands. Camuto Group has a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto, subject to guaranteed minimums. Camuto Group also owns footwear and certain handbag licensing rights of Jessica Simpson, Lucky Brand and, through a joint venture, Jennifer Lopez. Our other operating segments are below the quantitative and qualitative thresholds for reportable segments and are aggregated into Other for segment reporting purposes.

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 30, 2021 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2020 Form 10-K.

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

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of the material reduction in net sales and cash flows during fiscal 2020, we updated our impairment analyses for our U.S. Retail and Canada Retail segments at the store level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of the store asset group, primarily made up of operating lease assets, leasehold improvements and fixtures, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During the three months ended October 31, 2020, we recorded an impairment charge of $30.1 million for the U.S. Retail segment. During the nine months ended October 31, 2020, we recorded impairment charges of $122.9 million ($103.2 million and $19.7 million for the U.S. Retail segment and Canada Retail segment, respectively). Also during the nine months ended October 31, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible resulting in a full impairment due to the lack of projected cash flows over the remaining useful life (categorized as Level 3 under the fair value hierarchy).

As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores, the decrease in net sales from our retailer customers and the decrease in the Company's market capitalization due to the impact of the COVID-19 pandemic on macroeconomic conditions, we performed an impairment analysis for goodwill and other indefinite-lived intangible assets during the first quarter of fiscal 2020. We calculated the fair value of the reporting units with goodwill primarily based on a discounted cash flow analysis (categorized as Level 3 under the fair value hierarchy). Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during the nine months ended October 31, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories reflects reductions for merchandise marked down with charges to cost of sales. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. Inventories for the Canada Retail and Brand Portfolio segments are accounted for using moving average cost method and are stated at the lower of cost or net realizable value. For all inventories, we also monitored excess and obsolete inventories in light of the temporary closure of stores during our fiscal 2020 peak spring selling season and reduced traffic experienced since re-opening stores. During the nine months ended October 31, 2020, we recorded $18.0 million of additional inventory reserves over the same period of the previous year.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which, among other things, provided employer payroll tax credits for wages paid to employees who were unable to work over a defined period and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualified for certain employer payroll tax credits, which were treated as government subsidies to offset related operating expenses, as well as the deferral of payroll and other tax payments in the future. Similar credits were also available in Canada. During the three months ended October 30, 2021 and October 31, 2020, the qualified government credits reduced our operating expenses by $0.3 million and $1.4 million, respectively, on our condensed consolidated statements of operations. During the nine months ended October 30, 2021 and October 31, 2020, the qualified government credits reduced our operating expenses by $4.0 million and $9.3 million, respectively, on our condensed consolidated statements of operations. As of October 30, 2021, we had $10.0 million of deferred qualified payroll and other tax obligations, half of which is included in accrued expenses on the condensed consolidated balance sheets that we expect to pay at the end of fiscal 2021, with the remaining included in other non-current liabilities on the condensed consolidated balance sheets that we expect to pay at the end of fiscal 2022.

We recorded our income tax expense, income tax receivable, and deferred tax assets and related liabilities based on management’s best estimates. Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets. Our ability to recover these deferred tax assets depends on several factors, including our ability to project future taxable income. One of the provisions of the CARES Act allows net operating losses generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal statutory tax rate was 35%, as opposed to the current rate of 21%. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As a result of the losses incurred in fiscal 2020 due to the impacts of the COVID-19 pandemic, we are in a three-year cumulative loss position as of October 30, 2021, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. A valuation allowance has been recognized as a reserve on the total deferred tax asset balance due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. Our effective tax rate changed from 33.4% for the nine months ended October 31, 2020 to 11.8% for the nine months ended October 30, 2021. The

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

rate for the nine months ended October 30, 2021 is the result of maintaining a full valuation allowance on deferred tax assets while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated fiscal 2020 return reflecting implemented tax strategies. The rate for the nine months ended October 31, 2020 is the result of the carry back of losses to a tax year where the U.S. federal statutory tax rate was 35%.

While trends improved during fiscal 2021 compared to fiscal 2020, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends will continue. For instance, we have continued to experience reduced customer traffic and net sales when compared to pre-COVID-19 periods, and it is unclear whether customer behavior may continue to be slow to return to pre-COVID-19 patterns, if at all. The ongoing and prolonged nature of the outbreak may lead to further adjustments to our operations. As such, the ultimate impacts of the COVID-19 pandemic on our businesses will depend on future developments, including the availability of labor, global supply chain disruptions, the variants of COVID-19, and the global availability and use of vaccines, which are highly uncertain and cannot be predicted. As a result, we may have future write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

Severance- During the nine months ended October 30, 2021 and October 31, 2020, we incurred severance costs of $2.6 million and $10.0 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of October 30, 2021, January 30, 2021, and October 31, 2020, we had accrued severance of $2.5 million, $6.5 million, and $3.8 million, respectively, included in accrued expenses on the condensed consolidated balance sheets.

Gain on Settlement- During the nine months ended October 31, 2020, we collected $9.0 million, net of legal costs incurred, and recorded a gain to operating expenses in the condensed consolidated statements of operations, which was due to a settlement with a vendor for costs incurred on internal-use software that was capitalized and then impaired in a previous fiscal year.

Principles of Consolidation- The condensed consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including variable interest entities. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in U.S. dollars.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us, along with the estimated, but uncertain, future impacts of the COVID-19 pandemic. Significant estimates and assumptions are required as a part of accounting for sales returns allowances, customer allowances and discounts, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, income taxes, and self-insurance reserves. Although we believe these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

Cash, Cash Equivalents, and Restricted Cash- Cash and cash equivalents represent cash, money market funds, and credit card receivables that generally settle within three days. Restricted cash represents cash that is restricted as to withdrawal or usage and consists of a mandatory cash deposit maintained for certain insurance policies.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	October 30, 2021	January 30, 2021	October 31, 2020
Cash and cash equivalents	$83,069	$59,581	$114,531
Restricted cash, included in prepaid expenses and other current assets	1,546	—	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$84,615	$59,581	$114,531

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

The carrying value of cash and cash equivalents, restricted cash, receivables, and accounts payables approximated their fair values due to their short-term nature. The carrying value of borrowing under our ABL Revolver approximated the fair value. As of October 30, 2021, the fair value of borrowings under our Term Loan was $244.1 million compared to the carrying value of $234.4 million. The fair value of debt borrowings was estimated based on current interest rates offered for similar instruments (categorized as Level 2 under the fair value hierarchy).

Impairment of Long-Lived Assets- Refer to section above, Impact of COVID-19, regarding impairment charges of long-lived assets during fiscal 2020. During the nine months ended October 30, 2021, we recorded an impairment charge of $1.2 million in the U.S. Retail segment for abandoned equipment we are replacing.

2.    REVENUE

Disaggregation of Net Sales- The following table presents net sales disaggregated by product and service category for each segment:

	Three months ended		Nine months ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales:
U.S. Retail segment:
Women's footwear	$448,879	$319,241	$1,321,697	$832,343
Men's footwear	154,523	105,587	454,688	260,954
Kids' footwear	69,159	48,570	178,003	109,985
Accessories and other	37,047	28,503	98,971	69,669
	709,608	501,901	2,053,359	1,272,951
Canada Retail segment:
Women's footwear	34,495	28,864	85,156	70,165
Men's footwear	17,963	13,604	43,296	34,377
Kids' footwear	19,607	16,699	38,674	30,486
Accessories and other	2,727	2,431	5,855	5,481
	74,792	61,598	172,981	140,509
Brand Portfolio segment:
Wholesale	90,558	73,744	181,916	156,611
Commission income	5,635	3,885	11,343	14,026
Direct-to-consumer	7,726	6,276	18,616	25,839
	103,919	83,905	211,875	196,476
Other	—	27,020	—	62,909
Total segment net sales	888,319	674,424	2,438,215	1,672,845
Elimination of intersegment sales	(34,852)	(21,554)	(64,258)	(47,478)
Total net sales	$853,467	$652,870	$2,373,957	$1,625,367

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue Liabilities- We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended		Nine months ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gift cards:
Beginning of period	$28,691	$29,919	$34,442	$35,461
Gift cards redeemed and breakage recognized to net sales	(14,483)	(12,615)	(50,863)	(37,483)
Gift cards issued	12,966	10,995	43,595	30,321
End of period	$27,174	$28,299	$27,174	$28,299
Loyalty programs:
Beginning of period	$15,255	$14,797	$11,379	$16,138
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(9,025)	(7,176)	(19,929)	(18,062)
Deferred revenue for loyalty points issued	10,365	6,774	25,145	16,319
End of period	$16,595	$14,395	$16,595	$14,395

3.    RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

As of October 30, 2021, the Schottenstein Affiliates consist of entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family. As of October 30, 2021, the Schottenstein Affiliates beneficially owned approximately 20% of the Company's outstanding common shares, representing approximately 54% of the combined voting power, consisting of, in the aggregate, 6.6 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease our fulfillment center and certain store locations owned by the Schottenstein Affiliates. During the three months ended October 30, 2021 and October 31, 2020, we recorded rent expense from leases with Schottenstein Affiliates of $2.7 million and $2.6 million, respectively. During the nine months ended October 30, 2021 and October 31, 2020, we recorded rent expense from leases with Schottenstein Affiliates of $8.1 million and $7.9 million, respectively. As of October 30, 2021, January 30, 2021, and October 31, 2020, we had related party current operating lease liabilities of $7.1 million, $8.0 million, and $7.7 million, respectively, and non-current operating lease liabilities of $19.3 million, $24.6 million, and $25.8 million, respectively.

Other Purchases and Services- During the three months ended October 30, 2021 and October 31, 2020, we had other purchases and services we incurred from the Schottenstein Affiliates of $1.2 million and $1.7 million, respectively. During the nine months ended October 30, 2021 and October 31, 2020, we had other purchases and services we incurred from the Schottenstein Affiliates of $3.7 million and $4.2 million, respectively.

Due to Related Parties- Amounts due to Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-Camuto

We have a 40% interest in our equity investment in ABG-Camuto. We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. During the three months ended October 30, 2021 and October 31, 2020, we recorded royalty expense for amounts paid to ABG-Camuto of $4.4 million and $4.6 million, respectively. During both the nine months ended October 30, 2021 and October 31, 2020, we recorded royalty expense for amounts paid to ABG-Camuto of $13.6 million. Amounts due to ABG-Camuto were immaterial for all periods presented.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share:

	Three months ended		Nine months ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Weighted average basic shares outstanding	73,191	72,344	72,911	72,134
Dilutive effect of stock-based compensation awards	3,944	—	4,305	—
Weighted average diluted shares outstanding	77,135	72,344	77,216	72,134

For the three months ended October 30, 2021 and October 31, 2020, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 3.6 million and 5.4 million, respectively. For the nine months ended October 30, 2021 and October 31, 2020, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 3.0 million and 5.9 million, respectively.

5.    STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Nine months ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Stock options	$130	$338	$515	$1,208
Restricted and director stock units	5,151	4,242	18,131	13,968
	$5,281	$4,580	$18,646	$15,176

The following table summarizes the stock-based compensation award activity for RSUs for the nine months ended October 30, 2021:

	Number of shares
(in thousands)	Time-Based RSUs	Performance-Based RSUs
Outstanding - beginning of period	6,445	540
Granted	1,055	595
Vested	(1,141)	(366)
Forfeited	(348)	(25)
Outstanding - end of period	6,011	744

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table provides additional information for our common shares:

	October 30, 2021		January 30, 2021		October 31, 2020
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	87,780	7,733	86,835	7,733	86,815	7,733
Outstanding shares	65,611	7,733	64,666	7,733	64,646	7,733
Treasury shares	22,169	—	22,169	—	22,169	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

Accumulated Other Comprehensive Loss- For the nine months ended October 31, 2020, changes for the balances of each component of accumulated other comprehensive loss, net of tax, were as follows (for all other periods presented, the change was due to foreign currency translation adjustments as shown in the condensed consolidated statements of shareholders' equity):

(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total
Accumulated other comprehensive income (loss) - beginning of period	$(2,668)	$173	$(2,495)
Other comprehensive income (loss) before reclassifications	(2,090)	195	(1,895)
Amounts reclassified to non-operating income, net	—	(368)	(368)
Other comprehensive loss	(2,090)	(173)	(2,263)
Accumulated other comprehensive loss - end of period	$(4,758)	$—	$(4,758)

7.    RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	October 30, 2021	January 30, 2021	October 31, 2020
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$51,574	$29,615	$43,866
Serviced by third-party provider without guaranteed payment	960	363	2,219
Serviced in-house	3,113	4,576	5,820
Income tax receivable	166,934	149,824	—
Other receivables	10,043	12,865	11,200
Total receivables	232,624	197,243	63,105
Allowance for doubtful accounts	(1,233)	(1,194)	(1,265)
	$231,391	$196,049	$61,840

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.    GOODWILL AND INTANGIBLE ASSETS

Goodwill- The following table presents the changes to goodwill by segment:

	Nine months ended
	October 30, 2021			October 31, 2020
(in thousands)	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$93,655	$—	$93,655
Canada Retail	43,086	(43,086)	—	41,610	(41,610)	—
Brand Portfolio	19,989	(19,989)	—	19,989	—	19,989
	156,730	(63,075)	93,655	155,254	(41,610)	113,644
Activity by segment:
Canada Retail-
Currency translation adjustment	1,377	(1,377)	—	(264)	264	—
Brand Portfolio-
Impairment charge	—	—	—	—	(19,989)	(19,989)
	1,377	(1,377)	—	(264)	(19,725)	(19,989)
End of period by segment:
U.S. Retail	93,655	—	93,655	93,655	—	93,655
Canada Retail	44,463	(44,463)	—	41,346	(41,346)	—
Brand Portfolio	19,989	(19,989)	—	19,989	(19,989)	—
	$158,107	$(64,452)	$93,655	$154,990	$(61,335)	$93,655

Intangible Assets- Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
October 30, 2021
Definite-lived customer relationships	$1,444	$(1,444)	$—
Indefinite-lived trademarks and tradenames	16,005	—	16,005
	$17,449	$(1,444)	$16,005
January 30, 2021
Definite-lived customer relationships	$2,909	$(2,791)	$118
Indefinite-lived trademarks and tradenames	15,517	—	15,517
	$18,426	$(2,791)	$15,635
October 31, 2020
Definite-lived customer relationships	$2,851	$(2,626)	$225
Indefinite-lived trademarks and tradenames	15,427	—	15,427
	$18,278	$(2,626)	$15,652

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	October 30, 2021	January 30, 2021	October 31, 2020
Gift cards	$27,174	$34,442	$28,299
Accrued compensation and related expenses	29,874	49,864	28,498
Accrued taxes	43,677	24,206	24,123
Loyalty programs deferred revenue	16,595	11,379	14,395
Sales returns	20,068	17,333	14,439
Customer allowances and discounts	2,540	4,579	4,707
Other	71,089	58,523	56,800
	$211,017	$200,326	$171,261

10.    DEBT

Debt consisted of the following:

(in thousands)	October 30, 2021	January 30, 2021	October 31, 2020
ABL Revolver	$—	$100,000	$100,000
Term Loan	234,375	243,750	246,875
Total debt	234,375	343,750	346,875
Less unamortized Term Loan debt issuance costs	(6,453)	(8,931)	(9,740)
Less current maturities of long-term debt	(62,500)	(62,500)	(62,500)
Long-term debt	$165,422	$272,319	$274,635

ABL Revolver- On August 7, 2020, we replaced our previous senior unsecured revolving credit agreement ("Credit Facility") with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowings, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Term Loan. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of October 30, 2021, the ABL Revolver had a borrowing base of $400.0 million, with no outstanding borrowings and $5.3 million in letters of credit issued, resulting in $394.7 million available for borrowings.

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month London Interbank Offered Rate ("LIBOR") (as defined) plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.0% as of October 30, 2021. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees and the amortization of debt issuance costs.

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

Borrowings under the Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 3.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%, with an interest rate of 9.8% (effective interest rate of 11.8% when including the amortization of debt issuance costs) as of October 30, 2021.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Term Loan includes a springing covenant imposing a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. As of October 30, 2021, we are limited in our ability to pay dividends, repurchase stock, and make certain restricted payments above a maximum of $10.0 million over the term of the Term Loan. Both the ABL Revolver and the Term Loan contain customary events of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. As of October 30, 2021, we were in compliance with all financial covenants.

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

Guarantee- We provide guarantees for lease obligations that are scheduled to expire in fiscal 2023 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of October 30, 2021, the total future minimum lease payment requirements under these guarantees were approximately $14.6 million.

DESIGNER BRANDS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    SEGMENT REPORTING
The following provides certain key financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate/Eliminations	Total
Three months ended October 30, 2021
Net sales:
External customer sales	$709,608	$74,792	$69,067	$—	$—	$853,467
Intersegment sales	—	—	34,852	—	(34,852)	—
Total net sales	$709,608	$74,792	$103,919	$—	$(34,852)	$853,467
Gross profit	$258,059	$28,588	$32,329	$—	$(5,359)	$313,617
Income from equity investment	$—	$—	$2,600	$—	$—	$2,600
Three months ended October 31, 2020
Net sales:
External customer sales	$501,901	$61,598	$62,351	$27,020	$—	$652,870
Intersegment sales	—	—	21,554	—	(21,554)	—
Total net sales	$501,901	$61,598	$83,905	$27,020	$(21,554)	$652,870
Gross profit	$117,679	$18,905	$22,128	$6,272	$672	$165,656
Income from equity investment	$—	$—	$1,902	$—	$—	$1,902
Nine months ended October 30, 2021
Net sales:
External customer sales	$2,053,359	$172,981	$147,617	$—	$—	$2,373,957
Intersegment sales	—	—	64,258	—	(64,258)	—
Total net sales	$2,053,359	$172,981	$211,875	$—	$(64,258)	$2,373,957
Gross profit	$708,065	$58,191	$52,788	$—	$(4,635)	$814,409
Income from equity investment	$—	$—	$6,598	$—	$—	$6,598
Nine months ended October 31, 2020
Net sales:
External customer sales	$1,272,951	$140,509	$148,998	$62,909	$—	$1,625,367
Intersegment sales	—	—	47,478	—	(47,478)	—
Total net sales	$1,272,951	$140,509	$196,476	$62,909	$(47,478)	$1,625,367
Gross profit	$124,806	$22,244	$24,592	$962	$3,634	$176,238
Income from equity investment	$—	$—	$6,325	$—	$—	$6,325

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Trends in our Business

Operating profit in the third quarter of fiscal 2021 surpassed pre-COVID-19 levels with an 86% growth when compared to the third quarter of fiscal 2019. This growth came despite the lingering effects of the COVID-19 pandemic. The volatile macro environment and supply chain disruptions have required us to be nimble and quickly adapt our business model.

As we look ahead to our strategic growth, we have organized our efforts around three pillars - Customer, Brand and Speed:
•Customer- More than ever, our customers have a great desire for products and experiences, and we are adding resources to our digital, IT and analytics teams to understand precisely what they want and what can be improved to provide the best possible experience. Undertaking these actions will enable us to better understand our customers, provide improved service, and target new demographics in ways that we have never deployed before. We are also developing new ideas for how we can provide more value to our VIP rewards members, who we believe continue to be the lifeblood of our business and our largest competitive differentiator.
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
•Speed- Moving quickly is of the utmost importance to consumers. We are developing processes to deliver products more quickly. Fulfillment of digital customer orders currently takes five to seven business days and we are working to improve that to two to three calendar days while simultaneously finding efficiencies to contain costs. We are optimizing our current infrastructure and expanding our delivery partnerships. We are also working to improve collaboration through technology and processes across our organization and to gain additional efficiencies in our overall development cycle.

Despite some of the challenges we face, including the ongoing COVID-19 pandemic and the potential for more severe or contagious variants and supply chain disruptions, we have experienced strong performance in our key assortments, including athleisure, kids, and men's, all powered by the top 50 brands in footwear, and our women's fashion business has also improved significantly.

Impact of COVID-19

As we continue to closely monitor the COVID-19 pandemic, our top priority remains protecting the health and safety of our customers and associates. As this continues to be an unprecedented period of uncertainty, we have made and may continue to make adjustments to our operational plans, inventory controls, and liquidity management, as well as changes to our expense and capital expenditure plans. While trends have improved during fiscal 2021, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends will continue. For instance, we have continued to experience reduced customer traffic and consolidated net sales remain lower when compared to pre-COVID-19 periods. It also remains unclear whether customer behavior may continue to be slow to return to pre-COVID-19 patterns, if at all. We have also experienced supply chain challenges and significantly increased shipping costs, as well as labor shortages and higher labor costs. The ongoing and prolonged nature of the outbreak may lead to further adjustments to our operations. As such, the ultimate impacts of the COVID-19 pandemic on our businesses will depend on future developments, including the availability of labor, global supply chain disruptions, the variants of COVID-19, and the global availability and use of vaccines, which are highly uncertain and cannot be predicted. As a result, we may have future write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

Financial Summary and Other Key Metrics for the Third Quarter of Fiscal 2021

Net sales increased to $853.5 million for the three months ended October 30, 2021 from $652.9 million for the three months ended October 31, 2020. The 30.7% increase in net sales was primarily driven by a 40.8% increase in comparable sales during the three months ended October 30, 2021, partially offset by store closures, including those serviced in the Other segment. The increase in comparable sales during the three months ended October 30, 2021 was due to the fact that during the three months ended October 31, 2020, the prolonged COVID-19 outbreak resulted in significantly reduced customer traffic and net sales. In addition, the Brand Portfolio segment's net sales were higher in the third quarter of fiscal 2021 as compared to the same period last year due to increased orders as our retailer customers recover, but net sales were still below pre-COVID-19 levels.

During the three months ended October 30, 2021, gross profit as a percentage of net sales was 36.7% compared to 25.4% for the same period last year. The improvement in gross profit was primarily driven by increased sales compared to the third quarter of fiscal 2020. In the third quarter of fiscal 2020, the impact of the COVID-19 outbreak resulted in increased shipping costs associated with higher digital penetration and deleveraging distribution and fulfillment and store occupancy expenses on lower sales volume. During the third quarter of fiscal 2021, tight inventory positions resulted in fewer promotions. Accordingly, gross profit as a percentage of net sales for the third quarter of fiscal 2021 was higher than the pre-COVID-19 rate, which was 29.3% for the third quarter of fiscal 2019.

Net income for the three months ended October 30, 2021 was $80.2 million, or $1.04 earnings per diluted share, which included net after-tax benefits of $13.6 million, or $0.18 per diluted share, primarily related to the change in the valuation allowance on deferred tax assets. Net loss for the three months ended October 31, 2020 was $40.6 million, or a loss of $0.56 per diluted share, which included net after-tax charges of $22.1 million, or $0.30 per diluted share, primarily related to impairment charges.

Comparable Sales Performance Metric

The following table presents the increase (decrease) in comparable sales for each segment and in total:

	Three months ended
	October 30, 2021	October 31, 2020
Change in comparable sales:
U.S. Retail segment	43.9%	(31.9)%
Canada Retail segment	15.2%	(18.7)%
Brand Portfolio segment - direct-to-consumer channel	50.4%	13.4%
Total comparable sales	40.8%	(30.4)%

We consider the change in comparable sales from the same previous year period, a primary metric commonly used throughout the retail industry, to be an important indicator of the performance of our retail and direct-to-consumer businesses. We include in our comparable sales metric stores in operation for at least 14 months at the beginning of the fiscal year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include stores temporarily closed as a result of the COVID-19 pandemic as management continues to believe that this metric is meaningful to monitor our performance. Comparable sales include e-commerce sales. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales for the Brand Portfolio segment include the direct-to-consumer e-commerce site, www.vincecamuto.com. Beginning with the third quarter of fiscal 2020, comparable sales do not include the Other segment due to no longer having activity in the Other segment. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores

As of October 30, 2021 and October 31, 2020, we had the following number of stores:

	October 30, 2021	October 31, 2020
U.S. Retail segment - DSW stores	515	524
Canada Retail segment:
The Shoe Company / Shoe Warehouse stores	117	118
DSW stores	27	27
	144	145
Total number of stores	659	669

Results of Operations

Comparison of the Three Months Ended October 30, 2021 with the Three Months Ended October 31, 2020

	Three months ended
	October 30, 2021		October 31, 2020		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$853,467	100.0%	$652,870	100.0%	$200,597	30.7%
Cost of sales	(539,850)	(63.3)	(487,214)	(74.6)	(52,636)	10.8%
Gross profit	313,617	36.7	165,656	25.4	147,961	89.3%
Operating expenses	(211,909)	(24.8)	(196,067)	(30.1)	(15,842)	8.1%
Income from equity investment	2,600	0.3	1,902	0.3	698	36.7%
Impairment charges	—	—	(30,081)	(4.6)	30,081	NM
Operating profit (loss)	104,308	12.2	(58,590)	(9.0)	162,898	NM
Interest expense, net	(7,706)	(0.9)	(9,009)	(1.3)	1,303	(14.5)%
Non-operating income, net	172	0.0	24	0.0	148	616.7%
Income (loss) before income taxes	96,774	11.3	(67,575)	(10.3)	164,349	NM
Income tax benefit (provision)	(16,590)	(1.9)	26,932	4.1	(43,522)	NM
Net income (loss)	$80,184	9.4%	$(40,643)	(6.2)%	$120,827	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$1.10		$(0.56)		$1.66	NM
Diluted earnings (loss) per share	$1.04		$(0.56)		$1.60	NM
Weighted average shares used in per share calculations:
Basic shares	73,191		72,344		847	1.2%
Diluted shares	77,135		72,344		4,791	6.6%
NM - Not meaningful

Net Sales- The following summarizes net sales by segment:

	Three months ended		Change
(dollars in thousands)	October 30, 2021	October 31, 2020	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$709,608	$501,901	$207,707	41.4%	43.9%
Canada Retail	74,792	61,598	13,194	21.4%	15.2%
Brand Portfolio	103,919	83,905	20,014	23.9%	50.4%
Other	—	27,020	(27,020)	NM	NA
Total segment net sales	888,319	674,424	213,895	31.7%	40.8%
Elimination of intersegment net sales	(34,852)	(21,554)	(13,298)	61.7%
Consolidated net sales	$853,467	$652,870	$200,597	30.7%
NA - Not applicable
NM - Not meaningful

The improvement in sales, including increases in comparable sales and total consolidated net sales, during the three months ended October 30, 2021 over the same period last year was due to the fact that during the three months ended October 31, 2020, the prolonged COVID-19 outbreak resulted in significantly reduced customer traffic. Additionally during the three months ended October 31, 2020, there was an incident at a third-party vendor that experienced a ransomware attack that resulted in a shutdown of some of its U.S. operations, which temporarily impacted fulfillment services to us and led us to temporarily reduce product availability on our U.S. e-commerce sites. The improvements to net sales were partially offset by store closures, including those serviced in the Other segment. In addition, the Brand Portfolio segment net sales were higher in the third quarter of fiscal 2021 as compared to the same period last year due to increased orders as our retailer customers recover, but net sales were still below pre-COVID-19 levels.

Gross Profit- The following summarizes gross profit by segment:

	Three months ended
	October 30, 2021		October 31, 2020
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Change
Segment gross profit:
U.S. Retail	$258,059	36.4%	$117,679	23.4%	$140,380
Canada Retail	28,588	38.2%	18,905	30.7%	$9,683
Brand Portfolio	32,329	31.1%	22,128	26.4%	$10,201
Other	—	—%	6,272	23.2%	$(6,272)
	318,976		164,984
Net recognition (elimination) of intersegment gross profit	(5,359)		672
Gross profit	$313,617	36.7%	$165,656	25.4%	$147,961

The improvement in gross profit was primarily driven by increased sales compared to the third quarter of fiscal 2020. In the third quarter of fiscal 2020, the impact of the COVID-19 outbreak resulted in increased shipping costs associated with higher digital penetration and the deleverage of distribution and fulfillment and store occupancy expenses on lower sales volume. During the third quarter of fiscal 2021, tight inventory positions resulted in fewer promotions. Accordingly, gross profit as a percentage of net sales for the third quarter of fiscal 2021 was higher than the pre-COVID-19 rate, which was 29.3% for the third quarter of fiscal 2019.

Elimination of intersegment activity consisted of the following:

	Three months ended
(in thousands)	October 30, 2021	October 31, 2020
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(34,852)	$(21,554)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	22,950	17,155
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	6,543	5,071
Net recognition (elimination) of intersegment gross profit	$(5,359)	$672

Operating Expenses- For the three months ended October 30, 2021, operating expenses increased by $15.8 million over the same period last year, primarily driven by an increase in store payroll costs in line with the increase in net sales and higher incentive compensation expense. Operating expenses as a percentage of sales improved to 24.8% compared to 30.1% in the same period last year but were still elevated compared to the pre-COVID-19 rate for the third quarter of fiscal 2019, which was 23.1% as a percentage of sales, primarily due to higher direct marketing and incentive compensation expense.

Impairment Charges- During the three months ended October 31, 2020, we updated our impairment analysis at the store-level and, as a result, we recorded store impairment charges of $30.1 million, primarily related to certain U.S. Retail stores located in urban areas that experienced significantly lower traffic than the rest of the store fleet as a result of the continuing COVID-19 outbreak.

Income Taxes- Our effective tax rate changed from 39.9% for the three months ended October 31, 2020 to 17.1% for the three months ended October 30, 2021. The rate for the three months ended October 30, 2021 is the result of maintaining a full valuation allowance on deferred tax assets. The rate for the three months ended October 31, 2020 is the result of the carry back of losses to a tax year where the U.S. federal statutory tax rate was 35%.

Comparison of the Nine Months Ended October 30, 2021 with the Nine Months Ended October 31, 2020

	Nine months ended
	October 30, 2021		October 31, 2020		Change
(dollars in thousands, except per share amounts)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$2,373,957	100.0%	$1,625,367	100.0%	$748,590	46.1%
Cost of sales	(1,559,548)	(65.7)	(1,449,129)	(89.2)	(110,419)	7.6%
Gross profit	814,409	34.3	176,238	10.8	638,171	362.1%
Operating expenses	(637,108)	(26.9)	(551,712)	(33.9)	(85,396)	15.5%
Income from equity investment	6,598	0.3	6,325	0.4	273	4.3%
Impairment charges	(1,174)	(0.0)	(149,363)	(9.2)	148,189	(99.2)%
Operating profit (loss)	182,725	7.7	(518,512)	(31.9)	701,237	NM
Interest expense, net	(24,592)	(1.0)	(14,955)	(0.9)	(9,637)	64.4%
Non-operating income, net	734	0.0	680	0.0	54	7.9%
Income (loss) before income taxes	158,867	6.7	(532,787)	(32.8)	691,654	NM
Income tax benefit (provision)	(18,797)	(0.8)	178,072	11.0	(196,869)	NM
Net income (loss)	$140,070	5.9%	$(354,715)	(21.8)%	$494,785	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$1.92		$(4.92)		$6.84	NM
Diluted earnings (loss) per share	$1.81		$(4.92)		$6.73	NM
Weighted average shares used in per share calculations:
Basic shares	72,911		72,134		777	1.1%
Diluted shares	77,216		72,134		5,082	7.0%
NM - Not meaningful

Net Sales- The following summarizes net sales by segment:

	Nine months ended		Change
(dollars in thousands)	October 30, 2021	October 31, 2020	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$2,053,359	$1,272,951	$780,408	61.3%	62.6%
Canada Retail	172,981	140,509	32,472	23.1%	13.7%
Brand Portfolio	211,875	196,476	15,399	7.8%	22.8%
Other	—	62,909	(62,909)	NM	NA
Total segment net sales	2,438,215	1,672,845	765,370	45.8%	57.4%
Elimination of intersegment net sales	(64,258)	(47,478)	(16,780)	35.3%
Consolidated net sales	$2,373,957	$1,625,367	$748,590	46.1%
NA - Not applicable
NM - Not meaningful

The increases in comparable sales for all segments and in total consolidated net sales was a result of the temporary closure of stores in fiscal 2020 during our peak spring selling season in response to the COVID-19 pandemic and significantly reduced customer traffic since re-opening. During a portion of fiscal 2021, the Canada Retail segment was impacted by further temporary closures and restrictions in certain key markets. In addition, net sales were impacted by store closures, including those serviced in the Other segment.

Gross Profit- The following summarizes gross profit by segment:

	Nine months ended
	October 30, 2021		October 31, 2020
(dollars in thousands)	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Change
Segment gross profit:
U.S. Retail	$708,065	34.5%	$124,806	9.8%	$583,259
Canada Retail	58,191	33.6%	22,244	15.8%	$35,947
Brand Portfolio	52,788	24.9%	24,592	12.5%	$28,196
Other	—	—%	962	1.5%	$(962)
	819,044		172,604
Net recognition (elimination) of intersegment gross profit	(4,635)		3,634
Gross profit	$814,409	34.3%	$176,238	10.8%	$638,171

The improvement in gross profit was primarily driven by increased sales during the nine months ended October 30, 2021 compared to the same period last year. In response to the impacts of the COVID-19 pandemic on our operations in fiscal 2020, we addressed the temporary closure of stores and the subsequent reduction in customer traffic upon store re-openings with aggressive promotional activity. These actions resulted in higher inventory reserves, increased shipping costs associated with higher digital penetration, and deleveraging distribution and fulfillment and store occupancy expenses on lower sales volume during fiscal 2020. During fiscal 2021, tight inventory positions resulted in fewer promotions. Accordingly, gross profit as a percentage of net sales for the nine months ended October 30, 2021 was higher than the pre-COVID-19 rate, which was 29.8% for the same period in fiscal 2019. The Canada Retail and Brand Portfolio segments have significantly improved gross profit as a percentage of net sales during the nine months ended October 30, 2021 compared to the same period last year, but gross profit as a percentage of net sales remained below pre-COVID-19 levels when compared to the same period in fiscal 2019 due to the deleverage impacts of lower net sales.

Elimination of intersegment activity consisted of the following:

	Nine months ended
(in thousands)	October 30, 2021	October 31, 2020
Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(64,258)	$(47,478)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	43,592	34,116
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	16,031	16,996
Net recognition (elimination) of intersegment gross profit	$(4,635)	$3,634

Operating Expenses- For the nine months ended October 30, 2021, operating expenses increased by $85.4 million over the same period last year, primarily driven by the implementation of temporary leaves of absence without pay for a significant number of our employees and reducing pay for nearly all employees not placed on temporary leave in response to the COVID-19 pandemic for most of the first half of fiscal 2020. Operating expenses as a percentage of sales improved to 26.9% compared to 33.9% in the same period last year but were still elevated compared to the pre-COVID-19 rate, which was 24.6% as a percentage of sales for the same period in fiscal 2019, primarily due to higher direct marketing expense and incentive compensation on lower sales.

Impairment Charges- During the nine months ended October 30, 2021, we recorded an impairment charge of $1.2 million for abandoned equipment we are replacing. As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores during the nine months ended October 31, 2020, we performed an impairment analysis at the store level. In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During the nine months ended October 31, 2020, we recorded impairment charges of $122.9 million for under-performing stores. Also during the nine months ended October 31, 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible resulting in a full impairment due to the lack of projected cash flows over the remaining useful life. Further, as a result of the material reduction in net sales and cash flows and the decrease in the Company's market capitalization due to the impact of the COVID-19 pandemic on macroeconomic conditions, we performed an impairment analysis for goodwill and other indefinite-lived intangible assets. Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during the nine months ended October 31, 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

Income Taxes- Our effective tax rate changed from 33.4% for the nine months ended October 31, 2020 to 11.8% for the nine months ended October 30, 2021. The rate for the nine months ended October 30, 2021 is the result of maintaining a full valuation allowance on deferred tax assets while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated fiscal 2020 return reflecting implemented tax strategies. The rate for the nine months ended October 31, 2020 is the result of the carry back of losses to a tax year where the U.S. federal statutory tax rate was 35%.

Seasonality

Our business is generally subject to seasonal trends driven by the change in weather conditions and our customers' interest in new seasonal styles. New spring styles are primarily introduced in the first quarter and new fall styles are primarily introduced in the third quarter. Since the COVID-19 outbreak, we have not experienced the typical seasonal trends given changes in customer behavior.

Liquidity and Capital Resources

Overview

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business and withstand unanticipated business volatility, including the ongoing impacts of the COVID-19 pandemic. We believe that cash generated from our operations, together with our current levels of cash, as well as the use of our ABL Revolver, are sufficient to maintain our ongoing operations, fund capital expenditures, and meet our debt service obligations over the next 12 months and beyond.

Operating Cash Flows

For the nine months ended October 30, 2021, net cash provided by operations was $164.3 million compared to net cash used in operations of $106.3 million for the nine months ended October 31, 2020. The change was driven by the net income recognized in the nine months ended October 30, 2021 versus a net loss incurred during that same period last year as a result of the impacts of the COVID-19 pandemic, after adjusting for non-cash activity including impairment charges and the changes in deferred income taxes. This was partially offset by higher spend on working capital as our business recovers from the impacts of the COVID-19 pandemic and the measures we implemented last fiscal year to manage our working capital to preserve liquidity, including delaying vendor and landlord payments while we renegotiate terms, reducing inventory orders, and significantly cutting costs.

Investing Cash Flows

For the nine months ended October 30, 2021, our net cash used in investing activities was $22.1 million, which was due to capital expenditures relating to infrastructure and IT projects and store improvements. During the nine months ended October 31, 2020, our net cash provided by investing activities was $6.8 million, which was due to the liquidation of our available-for-sale securities and the proceeds from a settlement from a vendor partially offset by capital expenditures of $26.9 million.

Financing Cash Flows

For the nine months ended October 30, 2021, our net cash used in financing activities was $117.9 million compared to net cash provided by financing activities of $127.2 million for the nine months ended October 31, 2020. During the nine months ended October 30, 2021, we made net payments of $100.0 million on the ABL Revolver and payments of $9.4 million on the Term Loan. During the nine months ended October 31, 2020, we had net proceeds from borrowings from our ABL Revolver and Term Loan of $346.9 million offset by the settlement of borrowings under the Credit Facility of $190.0 million and the payment of debt issuance costs of $21.1 million associated with the changes we made to our debt structure.

Debt

ABL Revolver- On August 7, 2020, we replaced the Credit Facility with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowings, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constitute first priority collateral for the Term Loan. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of October 30, 2021, the ABL Revolver had a borrowing base of $400.0 million, with no outstanding borrowings and $5.3 million in letters of credit issued, resulting in $394.7 million available for borrowings.

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month LIBOR (as defined) plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.0% as of October 30, 2021. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees, and the amortization of debt issuance costs.

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

Borrowings under the Term Loan accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 3.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%, with an interest rate of 9.8% (effective interest rate of 11.8% when including the amortization of debt issuance costs) as of October 30, 2021.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Term Loan includes a springing covenant imposing a minimum EBITDA covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. As of October 30, 2021, we are limited in our ability to pay dividends, repurchase stock, and make certain restricted payments above a maximum of $10.0 million over the term of the Term Loan. Both the ABL Revolver and the Term Loan contain customary covenants of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. As of October 30, 2021, we were in compliance with all financial covenants.

Capital Expenditure Plans

We expect to spend approximately $35.0 million to $45.0 million for capital expenditures in fiscal 2021, of which we invested $22.1 million during the nine months ended October 30, 2021. Our capital expenditures for the remainder of the year will depend primarily on the number of store projects, as well as infrastructure and IT projects, that we undertake and the timing of these expenditures.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth in Note 11, Commitments and Contingencies - Legal Proceedings, of the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.

Item 1A.     Risk Factors

As of the date of this filing, there have been no material changes to the risk factors as set forth in Part I, Item 1A., Risk Factors, in our 2020 Form 10-K, except as described below:

Vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, operations, and results of operations.

On September 9, 2021, President Biden announced a proposed rule requiring that all employers with at least 100 employees require that their employees be fully vaccinated or tested weekly (the “vaccine mandate”). The U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard regulation to carry out this mandate. On November 6, 2021, the Unites States Court of Appeals for the Fifth Circuit granted a stay of the emergency temporary standard, and on November 12, 2021 the Court upheld its stay and barred OSHA from enforcing the mandate pending adequate judicial review of a motion for permanent injunction. As a result, OSHA has suspended activities related to the implementation and enforcement of the regulation pending future developments. At this time, it remains unclear whether the vaccine mandate will go into effect, and if it does, whether it will apply to all employees or only to employees who work in the office, as well as how compliance will be documented.

It is anticipated that, should the vaccine mandate go into effect, we would be subject to the OSHA regulation concerning the vaccine mandate. As a result, we may be required to implement a requirement that all of our associates or certain of our associates get vaccinated or regularly tested for COVID-19. At this time, it is not possible to predict the impact that a vaccine mandate and any other related measures, or a vaccine requirement should we adopt one, will have on us. Any vaccine requirement put in place may result in employee attrition and impact our ability to recruit new talent, all of which could have a material adverse effect on our business, operations, and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. The share repurchase program is subject to the ABL Revolver's and Term Loan's restrictions and may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Any share repurchases will be completed in the open market at times and in amounts considered appropriate based on price and market conditions.

The ABL Revolver and the Term Loan each contain customary covenants restricting our ability to pay dividends or repurchase stock. As of October 30, 2021, we are limited in our ability to pay dividends, repurchase stock, and make certain restricted payments above a maximum of $10.0 million over the term of the Term Loan. We currently do not anticipate paying dividends or repurchasing additional shares under our share repurchase program during fiscal 2021.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1**	Section 1350 Certification - Principal Executive Officer.
32.2**	Section 1350 Certification - Principal Financial Officer.
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	December 7, 2021	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)