Form 10-K
period 2022-01-29
Designer Brands Inc.
filed 2022-03-21
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 29, 2022
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

The aggregate market value of the registrant's Class A common shares held by non-affiliates of the registrant as of July 31, 2021, was $867,203,588.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 14, 2022: 65,651,607 Class A common shares and 7,732,743 Class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on
Form 10-K.

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

i

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-K may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of any forward-looking statements should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under Part I, Item 1A. Risk Factors, there are a number of important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
•risks and uncertainty related to the ongoing coronavirus ("COVID-19") pandemic, any future COVID-19 resurgence, and any other adverse public health developments;
•uncertain general economic conditions, including inflation and supply chain pressures, domestic and global political and social conditions and the potential impact of geopolitical turmoil or conflict, and the related impacts to consumer discretionary spending;
•our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;
•maintaining strong relationships with our vendors, manufacturers, licensors, and retailer customers;
•risks related to losses or disruptions associated with our distribution systems, including our distribution centers and fulfillment center and stores, whether as a result of the COVID-19 pandemic, reliance on third-party providers, or otherwise;
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
•risks related to restrictions imposed by our senior secured asset-based revolving credit facility ("ABL Revolver") that could limit our ability to fund operations;
•our competitiveness with respect to style, price, brand availability, and customer service;
•our ability to provide customers with cost-effective shopping platforms;
•risks related to our international operations, including international trade, our reliance on foreign sources for merchandise, exposure to political, economic, operational, compliance and other risks, and fluctuations in foreign currency exchange rates;
•our ability to protect the health and safety of our associates and our customers, which may be affected by current or future government regulations related to stay-at-home orders and/or orders related to the operation of non-essential businesses;
•our ability to comply with privacy laws and regulations, as well as other legal obligations; and
•uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance, or achievements may vary materially from what we have projected. Furthermore, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can management assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
ii

PART I

ITEM 1. BUSINESS

OVERVIEW

Designer Brands Inc., originally founded as DSW Inc., is one of North America's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company and DSW banners through its direct-to-consumer Canada stores and e-commerce sites. Together, the U.S. Retail and Canada Retail segments are referred to as the "retail segments." The Brand Portfolio segment earns revenue from the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels (which we refer to as "First Cost"), and the sale of branded products through our direct-to-consumer e-commerce site at www.vincecamuto.com.

Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year (e.g., "2021") refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year.

RETAIL SEGMENTS

BANNERS

We offer a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids, with a significant number of our products geared towards athletic and kids.
•DSW Designer Shoe Warehouse- Our DSW banner, which is offered both in the U.S. and in Canada, is the destination for on-trend and fashion-forward footwear and accessory brands at a great value every single day, offering a wide assortment of brand name dress, casual and athletic footwear and accessories for women, men and kids.
•The Shoe Company- The Shoe Company banner in Canada offers on-trend footwear and accessory brands that target every-day family styles at a great value every single day.

Our e-commerce platforms offer customers convenient, 24/7 access to our products through our websites, www.dsw.com, www.dsw.ca, and www.theshoecompany.ca, with mobile-optimized sites, and our mobile DSW application. Our omni-channel capabilities allow customers to order a wide range of styles, sizes, widths and categories. Online orders in the U.S. and Canada can be fulfilled from any one of our stores. Online orders from the U.S. can also be fulfilled from our fulfillment center or directly from our suppliers (referred to as "drop ship"). Our order routing optimization system determines the best location to fulfill digitally demanded products, which allows us to optimize our operating profit. To further meet customer demand of how they receive products, we provide our customers options to Buy Online Pick Up in Store, Buy Online Ship to Store, and Curbside Pickup in the majority of our locations. Likewise, returns may be shipped to us or brought back to any of our locations.

ASSORTMENT

We sell a large assortment of brand name, designer and exclusive branded merchandise. During 2020 and continuing into 2021, we experienced a shift in customer preferences from dress toward casual and athletic offerings (referred to as "athleisure"). We plan to continue to expand our athleisure and kids’ products, and offer customers stylish exclusive brands, including the Vince Camuto, Lucky, JLO Jennifer Lopez, and Jessica Simpson brands. We believe that our increased penetration in the athletic market, coupled with our historical success in dress and seasonal footwear with a fully integrated supply chain supported by our Brand Portfolio segment, position us to be a premier footwear retailer for the entire family's needs over the long term.

The following table presents certain data about the sourcing of our merchandise:

	2021	2020
Number of unrelated third-party merchandise vendors	440	480
Percentage of purchases from:
Brand Portfolio segment, including First Cost sourced exclusive branded products and wholesale purchases of licensed products	9%	8%
Top three unrelated third-party merchandise vendors	20%	22%

We separate our merchandise into four primary categories: women's footwear, men's footwear, kids' footwear, and accessories and other. Refer to Note 2, Revenue, of the Consolidated Financial Statements of this Form 10-K for the U.S. Retail and Canada Retail segments' total net sales attributable to each merchandise category.

LOYALTY PROGRAMS

We invite customers to join our VIP rewards programs, where members earn points towards discounts on future purchases. Our VIP rewards programs provides timely customer insights and creates stronger customer engagement while driving a higher-than-average level of customer spend.

The following table presents the number of members enrolled in our loyalty programs that have made a purchase over the prior two years and the percentage of retail segments' net sales generated from these members:

	January 29, 2022	January 30, 2021
Number of VIP members (in thousands)	28,175	28,614
Percentage of retail segments' net sales generated from VIP members	87%	84%

DISTRIBUTION AND FULFILLMENT

For our U.S. Retail segment operations, the majority of our inventory is shipped directly from suppliers to our distribution center in Columbus, Ohio and a West Coast facility operated by a third party, where the inventory is then processed, sorted, and shipped to one of our pool locations located throughout the country and then on to the stores. Our inventory can also be shipped directly from our fulfillment center, also located in Columbus, Ohio, and supported by a third-party service provider, to our customers. For our Canada Retail segment, we engage a logistics service provider to receive and distribute inventory to our stores. Through our ship-from-store capability, both in the U.S. and in Canada, inventory is shipped directly from our stores to customers. Through our U.S. drop ship program, inventory is shipped from the vendor's warehouse directly to the customer.

Inventory management is important to our business as we manage our inventory levels based on anticipated sales and the delivery requirements of our customers. Our inventory strategy is focused on continuing to meet consumer demand while improving our efficiency over the long term by enhancing systems and processes.

BRAND PORTFOLIO SEGMENT

Our Brand Portfolio segment designs, develops, and sources in-season fashion footwear and accessories through Camuto LLC, a wholly-owned subsidiary doing business as "Camuto Group," for the sale of wholesale merchandise to our retail segments and our other retailer customers. Our First Cost model earns commission-based income for serving retailers as their design and buying agent while leveraging our overall design and sourcing infrastructure. In addition, we sell branded products on a direct-to-consumer e-commerce site at www.vincecamuto.com. Refer to Note 2, Revenue, of the Consolidated Financial Statements of this Form 10-K for the Brand Portfolio segments' total net sales attributable to each channel. The Brand Portfolio segment has four customers that make up approximately 57% of its total net sales, excluding intersegment net sales, and the loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.

LICENSING RIGHTS

Through Camuto Group, we own the footwear, and in some cases the handbag, licensing rights of Jessica Simpson, Lucky Brand, and, through a joint venture, JLO Jennifer Lopez. In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we have a 40% stake in ABG-Camuto, LLC ("ABG-Camuto"), a joint venture that owns several intellectual property rights, including, among others, Vince Camuto and Louise et Cie. ABG-Camuto is responsible for the growth and marketing of the brands held by the joint venture. We have entered into a licensing agreement with ABG-Camuto whereby we pay royalties to ABG-Camuto, with the royalty expense included in our cost of sales on the consolidated statements of operations, based on the sales of licensed products, subject to guaranteed minimums. ABG-Camuto also earns royalties on sales from third parties that license the brand names to produce non-footwear product categories. Given our 40% ownership interest in ABG-Camuto, we recognize earnings under the equity method, included within the Brand Portfolio segment as it is considered an integral part of the Brand Portfolio segment business.

SOURCING AND DISTRIBUTION

We source each of our product lines based on the individual design, style and quality specifications of the products. Our Brand Portfolio segment does not own or operate manufacturing facilities; rather, we use our sourcing offices in China and Brazil to procure our products from third-party manufacturers. Prior to production, our sourcing offices inspect samples and prototypes of each style and monitor the quality of the production process. We manage our inventory levels based on existing orders and anticipated sales.

The manufacturers of our products are required to meet our quality, human rights, local compliance, safety, and other standard requirements. These vendors are expected to respect local laws, rules, and regulations of the countries in which they operate and have pledged to follow the standards set forth in the Company's Vendor Code of Conduct, which details our dedication to human rights, labor rights, environmental responsibility, and workplace safety. The majority of our wholesale inventory is shipped directly from factories in foreign countries to our distribution center in Westampton, New Jersey, where the inventory is then processed, sorted, and provided to our customers' shipping carriers.

The following table presents the percentages of the Brand Portfolio segment's merchandise units sourced by country:

	2021	2020
China	75%	73%
Vietnam	9%	13%
Brazil	11%	7%
All other foreign locations	5%	7%

COMPETITION

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, brand-oriented discounters, multi-channel specialty retailers, and brand suppliers. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with owned and licensed brands that are well known.

HUMAN CAPITAL MANAGEMENT

We believe the strength of our workforce is critical to our success. Our associates strive every day to create a welcoming and inclusive environment for our customers. One of our core strategies is to invest in and support our associates who are key to differentiating our products and experiences in the competitive footwear market. We monitor and adapt as necessary to maintain our competitive position, including the following areas of focus:

WORKFORCE

Our key human capital management objectives are to attract, develop, and retain the highest quality talent. To support these objectives, our human resources programs are aimed to:
•develop associates to prepare them for critical roles and leadership positions for the future;
•reward and support associates through competitive pay, benefit, and perquisite programs;
•enhance our culture through efforts aimed at making the workplace more engaging and inclusive;
•acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce;
•embrace hybrid and remote work arrangements where possible to utilize flexibility as a competitive advantage; and
•evolve and invest in technology, tools, and resources to support our associates at work.

As of January 29, 2022, we employed approximately 13,500 people worldwide, of which approximately 11,600 are employed in the U.S.

TOTAL REWARDS

To remain an employer of choice and maintain the strength of our workforce, we continually assess the current business environment and labor market to refine our compensation practices, benefit programs, and other associate resources. This practice was especially crucial in 2021 as we worked to mitigate the ongoing challenging labor market. We have a history of investing in our workforce and offer comprehensive, relevant, and innovative benefits to eligible associates in the U.S.

Compensation Related-
•We strive to provide market competitive wages and salaries, targeting the middle of the market in most cases.
•We establish a minimum starting pay rate for each U.S. store that exceeds applicable minimum wage requirements.
•Our incentive plans provide additional cash compensation upon the achievement of results that exceed defined Company goals and are available to eligible store management, distribution centers, and corporate support center associates.
•We provide stock-based, long-term incentives for senior executives through the director level that align with the interests of shareholders.
•We provide retirement benefits through our 401(k) plan, with employer matching contributions up to 4% of associate contributions.
•In 2021, we rewarded our frontline store associates with three separate discretionary bonuses to express appreciation for their dedication and perseverance through the ongoing challenges precipitated by the pandemic.

Health & Wellness Related-
•We continue to offer a COVID-19 paid leave policy that provides up to one week of pay for associates who contract the virus, are involuntarily quarantined, are experiencing side effects from obtaining a vaccine, or are without work due to changes in store hours because of direct or indirect impacts of the virus.
•In 2021, we implemented a new benefit granting paid time off to over 8,500 U.S. part-time associates, which they began accruing for use at the beginning of 2022.
•Up to seven days of free backup childcare per year is provided to all full-time associates who need emergency childcare services for any reason.
•All associates are provided free access to a national resource network to locate babysitters and nannies, who have been cleared by a background check, as well as discounts on tutoring, day care centers, and pet sitters.
•Free counseling is available to all associates, their dependents, and their family members 24/7/365, including access to licensed counselors and work/life balance and bereavement specialists.

•Comprehensive health insurance coverage is available to all full-time associates through multiple medical plans, which also include prescription and vision insurance. Dental coverage is also available.
•Other benefits provided to associates and their dependents who are enrolled in a medical plan include:
◦concierge care coordinators and nurses who assist with clinical support for health conditions, locate high quality doctors, enroll in benefit plans, advocate to resolve insurance billing issues, connect to available community resources, and answer member benefit questions;
◦unlimited telemedicine access to U.S. board-certified physicians, via phone or video conference, for general medical, dermatology, and mental health services;
◦fertility services that provide concierge support and access to leading fertility centers of excellence across the nation. Our medical plan covers up to two cycles of IVF or other fertility services in addition to necessary fertility medication and testing; and
◦maternity and parenting tools to assist before, throughout, and beyond pregnancy. The program helps associates discover tools and resources available throughout a maternity/paternity leave of absence, as well as the subsequent return to work.
•Multiple types of paid leave are provided. Full-time associates receive short-term disability income replacement insurance at no cost, paid parental leave, and jury duty pay. All associates are eligible for military pay and bereavement pay.
•Voluntary benefits (long-term disability, accident, hospital indemnity, and critical illness) and flexible spending accounts are available to full-time associates to support their financial needs.
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
•Free accredited, general education college courses, as well as discounted tuition offerings through multiple partner schools, is available to all associates.
•Tuition reimbursement up to $5,250/year is available to all full-time associates, providing the opportunity to take classes or earn a bachelor's degree.
•Discounts on DSW, American Eagle Outfitters/Aerie, and American Signature/Value City Furniture products are available to all associates.
•Associate accomplishments and work anniversaries, starting with one year of service, are recognized and rewarded through our web-based "Inspire Greatness" recognition program.

TALENT DEVELOPMENT

To help our associates succeed in their roles, we emphasize continuous learning and development opportunities. Training provided through our online learning platform includes a wide variety of topics and is designed to address the needs of our entire workforce, from entry-level associates to our most senior executives. We invest resources in professional development and growth as a means of improving associate performance, engagement, and retention. During 2021, over 11,800 associates completed one of our over 280 courses via our online learning platform. We believe that our continued focus on frequent and constructive performance feedback, talent reviews, succession planning, and retention, have contributed to a strong internal promotion rate.

PHILANTHROPY THROUGH DBI GIVES

The Company is committed to good corporate citizenship. Not only do we strive to create positive impacts within our organization, but we aim to better the communities in which we conduct business. DBI Gives is our philanthropic community interest group whose mission is to inspire community involvement and enhance associate engagement and has three main areas of focus:
1.Empowerment- Support organizations that prioritize empowerment and build self-confidence without discrimination.
2.Diversity, Equity & Inclusion- Support organizations whose key constituents align with the diversity dimensions represented by our Business Resource Groups ("BRGs").
3.Community- The places where our associates live and work mean everything to us. As a result, we support the organizations that put our local communities first and provide opportunities for our associates to give back through volunteering and donations.

DBI Gives has three primary areas of partnership:
1.SOLES4SOULS- Soles4Souls creates sustainable jobs and provides relief through the distribution of shoes and clothing around the world, while keeping them out of landfills and giving shoes and garments a second life. Since partnering with Soles4Souls in 2018, we are proud to have donated nearly six million pairs of shoes, including more than 1.8 million pairs donated in 2021.
2.Two Ten Footwear Foundation- Two Ten provides scholarships and financial aid to people working in the footwear industry, as well as free counseling and community resources. Many of our own associates have been beneficiaries of Two Ten's programs. We support Two Ten with corporate financial donations and subject matter expertise to continue to enrich their community program offerings.
3.Hometown Partnerships- From annual United Way fundraisers, American Red Cross blood drives, local nonprofit partnerships, and associate volunteering efforts, we always look for ways to help and better the communities in which we operate. In 2021, we received the Dale. E Heydlauff United Way Legacy Award for Outstanding Philanthropy Leadership from Columbus Business First, for the new and innovative partnerships we forged through our point-of-sale campaigns and the creation of the Equity Advancement Fund at United Way of Central Ohio. Through our register donations, during 2021, we also raised nearly $200,000 for Nationwide Children’s Hospital’s "On Your Sleeves" program to advance their goal of providing free mental health education resources to children in all communities across the U.S.

DIVERSITY, EQUITY, AND INCLUSION ("DE&I")

We support diversity, equity, and inclusion. We believe:
•Diversity is the celebration of the ways we are alike, as well as unique.
•Equity compels us to be fair, while also recognizing the need to treat others differently to mitigate the risk of inadvertently perpetuating systemic barriers.
•Inclusion is the act of ensuring our differences are not only acknowledged, but also welcomed and valued.

We strive to inspire self-expression, authenticity, and empowerment to drive the best possible experiences for our associates, customers, and communities. Formal ways for associates, on a voluntary basis, to get involved and help advance our DE&I strategy include:
•BRGs are associate-led groups organized around a common diversity dimension to foster an inclusive, engaging work environment for all.
•Community Interest Groups ("CIGs") are associate-led groups based on a common passion or interest to drive a sense of community and shared purpose.
•Councils are associate-led groups organized to create a sense of inclusion and belonging for those who work in our stores, distribution centers, and fulfillment center.

No group is exclusive; all groups are open to any associate who wants to join, and associates can be members of as many groups as they want. Our BRGs, CIGs, and Councils provide a unique strategic perspective of shared experience, background, and allyship, while promoting diversity in our workplace and community.

Our DE&I principles are also reflected in our associate training programs, which address our policies against harassment, bullying, and bias in the workplace. In 2021, a Racism Matters webinar series was utilized to address systemic racism and to ensure we continue to create an inclusive culture for all associates. Recognizing and respecting our customer base, we strive to maintain a diverse and inclusive workforce. In the U.S., nearly 80% of our associates are female and over 50% of the associate population is comprised of people of color. Additionally, as of the end of 2021, women make up 40% of the Company's Board of Directors and 49% of the executives in the vice president and above population.

Mr. Rawlins, Designer Brands' Chief Executive Officer, is a proud signatory of the CEO Action for Diversity & Inclusion Pledge, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. This demonstrates our goals of cultivating open dialogue, expanding diversity training, sharing best practices with other companies, and engaging our Board of Directors in the evaluation of our progress. For the third consecutive year, Designer Brands has been recognized for its LGBTQ+ inclusion efforts with a perfect score on the Human Rights Campaign's ("HRC") Corporate Equality Index, which places us on HRC's "Best Places to Work for LGBT Equality" list. Designer Brands has also been recognized by Forbes as one of "The Best Employers for Women" and "The Best Employers for Diversity."

We believe that paying our people fairly, regardless of gender, race, or any other status, enables us to deliver on our goal of creating an inclusive environment where we can all be ourselves, contribute ideas and do our best work. To this end, we have invested in pay equity processes that allow us to assess whether associates with similar roles and experience earn equal pay for comparable work. Against the backdrop of our belief that equality and diversity makes our organization stronger, we continue to focus on and invest in pay equity processes.

We are on a journey to promote greater levels of DE&I in everything we do and recognize that there is still a long way to go. We will continue to challenge our own biases, initiate difficult conversations in meaningful ways, engage diverse perspectives to drive innovation, and intentionally evolve our operating strategies to advance this important work.

ASSOCIATE ENGAGEMENT

We provide all associates with the opportunity to share their opinions and feedback on their employment experience through engagement surveys performed on a regular basis across all business segments. Results of the surveys are measured and analyzed with a goal of enhancing the associate experience, strengthening engagement and retention, and driving change. In addition to Company-led surveys, leaders are encouraged to conduct "skip level" touch bases, host round table chats, and conduct follow-up activities to better understand associate feedback. We are embracing a flexible work environment by rolling out the option for our corporate associates to work where they choose to, whether that be in the office, at home or elsewhere, to best meet their individual needs. Upon exiting the Company, associates who voluntarily leave the business are provided an exit survey to help us measure satisfaction and engagement and identify the factors that may have contributed to pursuing another opportunity. We continue to develop opportunities for associate connection and engagement in the evolving workplace environment by listening to our associates and taking actions on what is most important and impactful to them.

GOVERNMENT REGULATIONS

Our business activities are global and subject to various federal, state, local, and foreign laws, rules, and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations, and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or from which are imported may from time to time impose additional duties, tariffs, or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business, results of operations, and competitive position. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. For more information on the potential impacts of government regulations affecting our business, see Item 1A. Risk Factors.

INTELLECTUAL PROPERTY

We have registered a number of trademarks, service marks, and domain names in the U.S., Canada, and internationally, including DSW®, DSW Shoe Warehouse®, and DSW Designer Shoe Warehouse®. We also have a 40% interest in ABG-Camuto, which holds the intellectual property rights of Vince Camuto®, Louise et Cie®, and others. ABG-Camuto licenses the rights to certain of its trademarks in specific categories, such as footwear and handbags, to Camuto Group, which as of January 29, 2022, have seven years remaining on the initial license term, which are indefinitely renewable on five-year terms. We believe our trademarks and service marks have significant value and are important to building our name recognition.

SEASONALITY

Our business consists of two principal selling seasons: the spring season, which includes the first and second fiscal quarters, and the fall season, which includes the third and fourth fiscal quarters. Generally, net sales in the fall season have been slightly higher than the spring season. Our seasonal results of operations may fluctuate based on the change in weather conditions and our customers' interest in new seasonal styles. Since the COVID-19 outbreak, we have not experienced the typical seasonal trends given changes in customer behavior.

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

ITEM 1A. RISK FACTORS

Investing in our Class A common shares involves a high degree of risk. In addition to the other information in this Form 10-K and in our other public filings, investors should carefully consider the following risk factors. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or the occurrence of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our Class A common shares could decline, and investors may lose all or part of their original investment. This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements and estimates as a result of specific factors, including the risks and uncertainties described below.

RISKS RELATING TO MACROECONOMIC AND INDUSTRY CONDITIONS

The ongoing COVID-19 pandemic has had, and may continue to have, a material adverse impact on our business, operations, liquidity, financial condition, and results of operations.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had an adverse impact on our business and financial performance, particularly in 2020, and we expect this adverse impact to continue. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, severity and any resurgences of the COVID-19 pandemic, which are uncertain and cannot be predicted.

For instance, we have continued to experience reduced store traffic and net sales as compared to pre-COVID-19 periods, and it is unclear when customer behavior will return to pre-COVID-19 patterns, if at all. The ongoing and prolonged nature of the COVID-19 pandemic may lead to further adjustments to our operations. As such, the ultimate impacts of the COVID-19 pandemic on our businesses will depend on future developments, including the availability of labor, global supply chain disruptions, new emerging variants of COVID-19 and the severity thereof, and the global availability and use of vaccines or palliatives, all of which are highly uncertain and cannot be predicted. As a result, we may have future write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution systems we use to manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with 75% sourced from China during 2021, whereas our U.S. Retail segment and Canada Retail segment merchandise is purchased from both domestic and foreign vendors. Many of our domestic vendors import a large portion of their merchandise from abroad, with the majority manufactured in China. The COVID-19 pandemic has led to work and travel restrictions within, to, and out of mainland China, which in turn may affect our manufacturers as well as our vendors' manufacturers. The COVID-19 pandemic may also make it difficult for our suppliers and our vendors' suppliers to source raw materials from, manufacture goods in, and export products from China and other countries. If the severity and reach of the COVID-19 pandemic continues or worsens, there may be significant and material disruptions to our supply chain and operations, which could have a material adverse effect on our financial position, results of operations, and cash flows.

We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends, and/or negatively impacted as a result of the COVID-19 pandemic.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Many factors that may negatively influence consumer spending are becoming increasingly present as a result of the COVID-19 pandemic and political instability, including high levels of instability in the job market, higher consumer debt levels, reductions in net worth, declines in certain asset values and related market uncertainty, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, general uncertainty regarding the overall future political and economic environment, recent large-scale social unrest across much of the U.S., international turmoil and conflicts, war, terrorism, geopolitical uncertainties, trade policies and sanctions. Consumer purchases of discretionary items, including our products, generally decline during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. Additionally, any of these adverse economic, political, or social conditions may have the effect of directly or indirectly impacting our operating results in a negative manner. Moreover, we are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business.

Our industry is subject to cost and pricing pressures that may be exacerbated by the impacts of inflation, which could have a material adverse effect on our business and operations.

The retail industry is subject to cost and pricing pressures and uncertainties throughout the supply chain. Pricing pressure has been exacerbated by the variability and availability of raw materials in recent months, combined with labor and cost inflation and uncertainty throughout the supply chain. These factors could require us to enact mitigating pricing actions and operating efficiency measures that could have a material adverse effect on customer demand.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We may be unable to anticipate and respond to consumer preferences, changing customer expectations, and fashion trends, which could have a material adverse effect on our business.

Demand for our products fluctuates according to changes in consumer preferences and trends, which are dictated by lifestyle, fashion and season, and may shift quickly. As a result of the COVID-19 pandemic, our business experienced a shift in consumer behavior and corresponding preferences to increased demand for athleisure and casual products and away from dress and seasonal categories. This shift requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our customers are situated. A variety of factors will affect our ability to maintain the proper mix of products, including: local economic conditions impacting customers' discretionary spending; unanticipated fashion trends; our ability to provide timely access to popular brands at attractive prices; our success in distributing merchandise to our stores and our wholesale retailer customers in an efficient manner; and changes in weather patterns, which, in turn, may affect consumer preferences. If we are unable to anticipate trends and fulfill the merchandise needs of our customers, we may experience decreases in our net sales and/or may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business.

As we look ahead to our strategic growth initiatives, we have organized our efforts around three pillars:
•Customer- We are focused on offering great products and differentiated experiences in order to drive customer engagement and loyalty.
•Brand- We will continue to prioritize growing our own brands while also partnering with some of the top brands in the industry in order to offer one of the largest assortments.
•Speed- We are exploring improved processes to deliver products to our customers more quickly.

Achieving these priorities depends in part on us executing our strategies successfully, and the initiatives that we implement in connection with these strategies may not resonate with our customers. We may not be able to realize, in whole or in part, the anticipated benefits of these strategies or within the expected time frames. In the event that our strategies do not meet customer expectations or are not differentiated from our competitors' offerings, it may have a material adverse effect on our business. In addition, these efforts could place increased demands on our financial, managerial, operational, and administrative resources. We are investing in additional resources, both capital and personnel, and will be implementing new systems and processes or changes to existing systems and processes. These investments could cost more than anticipated, divert resources from other areas of our business, and fail to yield the anticipated benefits, any of which could have a material adverse effect on our business. We could also experience downtime or other technical issues as we make changes to our systems and processes, which could have a material adverse effect on our business.

We rely on our strong relationships with vendors to purchase products. If these relationships were to be impaired, we may be unable to obtain a sufficient assortment of merchandise at attractive prices or respond promptly to changing fashion trends, either of which could have a material adverse effect on our business and financial performance.

Our success depends, to a significant extent, on the willingness and ability of our vendors to supply us with merchandise that meets our changing customer expectations, especially as we concentrate our receipts to fewer branded vendors. If we fail to maintain strong relationships with these vendors or if they fail to ensure the quality of merchandise that they supply to us, our ability to provide our customers with merchandise they want at favorable prices may be limited, which could have a negative impact on our business. In addition, our merchandise costs have increased and may increase further due to increased costs incurred by our vendors in raw materials, energy, labor, freight, or duties and taxes on imports, or other reasons, our ability to respond or the effect of our response could adversely affect our net sales or gross profit. Further, any negative brand image, widespread product defects, financial distress, or negative publicity related to our key vendors, or other vendors, could have a material adverse effect on our reputation and on our business.

Decisions by vendors not to sell to us or to limit the availability of their products to us could have a negative impact on our business. In addition, our inability to stock our sales channels with desired merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. During 2021, three key third-party vendors together supplied approximately 20% of our retail merchandise, with no individual vendor providing more than 10% of our retail merchandise. The loss of, or a reduction in, the amount and quality of merchandise supplied by any of our high-volume vendors could have an adverse effect on our business. For example, one of these top three vendors, Nike, Inc., ceased shipping products to us during the third quarter of 2021. In order to replace this brand, we are expanding and concentrating our volume of exclusive branded products, wholesale products from our Brand Portfolio segment, and with other high-volume vendors. If we are unable to offer suitable alternatives to satisfy product demand, sales could decline which could have a material adverse effect on our operating results.

Losses or disruptions associated with our distribution systems, including our distribution centers and fulfillment center and stores, could have a material adverse effect on our business and operations.

Our operating results depend on the orderly operation of our receiving, distribution, and fulfillment processes, which in turn depends on vendors' adherence to shipping schedules and our effective management of our facilities. We may not anticipate all the changing demands on our operations, and events beyond our control may occur, including disruptions in operations due to public health threats, such as the COVID-19 pandemic, delays in the integration of new stores, catastrophic events, shortages in labor, or shipping problems, any of which may result in delays in the delivery of merchandise to our stores and customers. We rely on the flow of goods through ports worldwide on a consistent basis from factories and suppliers. Disruptions at ports could create significant risks for our business, particularly if these disruptions occur during peak importing times. For example, the COVID-19 pandemic has resulted in delays at ports due to shipping backlog, availability of vessels, capacity constraints, and other disruptions. If we experience significant delays in receiving product, this could result in canceled orders by retailer customers, unanticipated inventory shortages or receipt of seasonal product after the peak selling season, and increased expense of air freight, which could have a material adverse effect on our business and operations.

Our distribution system is dependent on the timely performance of services by third parties. The COVID-19 pandemic could also impact our ability to timely meet our customers' needs for fulfillment due to disruptions with third-party vendors, carriers, and other service providers, as well as increased freight and logistics costs. We are also subject to risk of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which could adversely affect our business and operating results. If we encounter problems with our ability to timely and satisfactorily fulfill customer orders, our ability to meet customer expectations, manage inventory, and complete sales, such problems could have a material adverse effect on our business. While we maintain business interruption and property insurance, in the event any of our points within our distribution system were to shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption, our insurance may not be sufficient to cover the impact to the business.

The success of our Brand Portfolio segment is dependent on our third-party manufacturers and other business partners.

The success of our Brand Portfolio segment depends on our ability to obtain products from our third-party manufacturers on a timely basis, on acceptable terms, and to our specifications. We do not exert direct control over the manufacturers' operations and cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines, or meet our product safety, social compliance, or quality standards. We typically do not have long-term supply contracts with our manufacturers, and the loss of any of our major manufacturers could disrupt our operations and adversely affect our business. In addition, we cannot predict the impact of global events such as inclement weather, natural disasters, public health threats, or acts of terrorism. If these third-party manufacturers do not perform their obligations, cease working with us, fail to meet our product safety, social compliance or quality standards, or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, such disruptions may cause product delays and shortages, failure to deliver quality products to our customers on a timely basis, and damage to our reputation, which could have a material adverse impact on our business and results of operations.

The success of our Brand Portfolio segment is dependent on the strength of our relationships with our retailer customers, and reductions in or loss of sales to such customers as a result of the ongoing COVID-19 pandemic could have a material adverse effect on our financial performance.

Our major retailer customers have experienced and may continue to experience a significant downturn in their businesses as a result of the ongoing COVID-19 pandemic and, in turn, these customers have reduced, and may continue to reduce, their purchases from us, which has had and may continue to have a material adverse effect on the Brand Portfolio segment.

We are dependent on our customer loyalty programs and marketing to drive traffic, sales and loyalty, and any decrease in membership or purchases from members could have a material adverse effect on our business.

Customer traffic is influenced by our marketing and our loyalty programs. We rely on our loyalty programs to drive customer traffic, sales, and purchase frequency. Loyalty members earn points toward discounts on future purchases through our VIP rewards programs in the U.S. and Canada. We employ a variety of marketing methods, including email, direct mail, and social media, to communicate exclusive offers to our rewards members. As of January 29, 2022, we have approximately 28 million members enrolled in our loyalty programs who have made at least one purchase over the last two years. In 2021, shoppers in the loyalty programs generated approximately 87% of the combined U.S. Retail and Canada Retail segments' net sales. In the event that our rewards members do not continue to shop, we fail to add new members, the number of members decreases, or our marketing is not effective in driving customer traffic, such event could have a material adverse effect on our business.

Our failure to retain our existing senior management team and to continue to attract qualified new personnel could have a material adverse effect on our business.

Our business requires disciplined execution at all levels of our organization, which requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of any of our key executives and sourcing and buying personnel, our business could be adversely affected. We have entered into employment agreements with several key executives and also offer compensation packages designed to attract and retain talent. Furthermore, our ability to manage our business will require us to continue to train, motivate, and develop our associates to maintain a high level of talent for future challenges and succession planning. Competition for these types of personnel is intense, and we may not be successful in attracting and retaining the personnel required to grow and operate our business.

The loss or disruption of information technology services could affect our ability to implement our strategies and have a material adverse effect on our business.

Our information technology systems are an integral part of our strategies in efficiently operating our business, in managing operations, and protecting against security risks related to our electronic processing and transmitting of confidential customer and associate data. The requirements to keep our information technology systems operating at peak performance may be higher than anticipated and could strain our capital resources, management of any system upgrades, implementation of new systems and the related change management processes required with new systems and our ability to prevent any future information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, specifically, our store and e-commerce operations, our distribution centers and fulfillment center and our merchandising team. While we maintain business interruption and property insurance, in the event of a data center shutdown, our insurance may not be sufficient to cover the impact to the business.

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

We face risks related to our electronic processing of sensitive and confidential personal and business data. If such data are lost or disclosed in an unauthorized manner, or if we or our third-party vendors are subject to cyberattacks, data breaches, other security incidents, or disruption of information technology systems or software, such events could expose us to liability, could damage our reputation, and have a material adverse effect on our business.

Given the nature of our business, we, together with third parties acting on our behalf, receive, collect, process, use, and retain sensitive and confidential customer and associate data, in addition to proprietary business information. Our business relies on information technology networks and systems to market and sell our products, process financial and personal information, manage a variety of business processes, and comply with regulatory, legal and tax requirements. We also depend on a variety of information systems to effectively process customer orders and other data, for digital marketing activities and for electronic communications among our associates, customers, prospective customers, and vendors. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties.

The information technology networks and systems owned, operated, controlled or used by us or our vendors may be vulnerable to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, security incidents, supply-side attacks, failures during the process of upgrading or replacing software, databases or components, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks and other real or perceived cyberattacks or catastrophic events, all of which may not be prevented by our efforts to secure our computer systems. Any of these incidents could lead to interruptions or shutdowns of our platform, disruptions in our ability to process customer orders or to track, record or analyze the sale of our products, loss or corruption of data or unauthorized access to or acquisition of personal information or other sensitive information, such as our intellectual property. We utilize security tools and controls and also rely on our third-party vendors to use sufficient security measures, including encryption and authentication technology, in an effort to protect personal and other sensitive information. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability, or the failure or inability of our vendors, to adequately protect personal or other sensitive information and there can be no assurance that we or our vendors will not suffer a cyberattack, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data, or that any such data compromise or unauthorized access will be discovered in a timely fashion.

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

We, and our third-party vendors, regularly experience cyberattacks aimed at disrupting services. Our third-party vendors have been and may be the victim of cyber-related attacks that could lead to operational disruptions that could have an adverse effect on our ability to fulfill customer orders. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. We, and our third-party vendors, have been subject to cyber, phishing and social engineering attacks and other security incidents in the past and may continue to be subject to such attacks in the future. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our associates, our third-party vendors or their personnel or other parties. If we or our third-party service providers experience security breaches that result in a decline in marketplace performance, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites, and our reputation and market position could be harmed. Existing customers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

Our failure to protect our reputation could have a material adverse effect on our brands.

The value of our brands is largely dependent on the success of our merchandise assortment and our ability to provide a consistent, high quality customer experience. We also believe that maintaining and enhancing the reputation and recognition of our banners, particularly DSW, is critical to our ability to expand and retain our customer base. Any negative publicity about us or the significant brands we offer may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety, accounting, or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. In addition, negative claims or publicity, including social media, regarding celebrities we have license and endorsement arrangements with could adversely affect our reputation and sales regardless of whether such claims are accurate. Consumer actions could include boycotts and negative publicity through social or digital media. Public perception about us or the products we carry, whether justified or not, could impair our reputation, involve us in litigation, damage our brand, and have a material adverse effect on our business.

The value of our brands may also depend on the success of our corporate social responsibility ("CSR") and sustainability initiatives, which require company-wide coordination and alignment. Risks associated with these initiatives include any increased public focus, including by governmental and nongovernmental organizations, new laws and regulations, increased costs associated with sustainability efforts and/or compliance with laws and regulations, as well as increased pressure to expand our CSR and sustainability disclosures in these areas, make commitments, set targets or establish additional goals and take actions to such targets and goals. All of the foregoing could expose us to market, operational and execution costs or risks. Any CSR or sustainability metrics that we currently or may in the future disclose, whether based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brands. There is also increased focus, including by investors, customers, and other stakeholders, on CSR and other sustainability matters, including the use of plastic, energy, waste, and worker safety. Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to sustainability matters, which could also have a material adverse effect on our business, results of operations, financial position, and cash flows.

The reputation and competitive position of our Brand Portfolio segment is dependent on our ability to maintain the brands we license.

In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we formed ABG-Camuto, a joint venture in which we have a 40% interest. This joint venture acquired several intellectual property rights, including Vince Camuto, Louise et Cie, and others, and focuses on licensing and developing new category extensions to support the global growth of these brands. ABG-Camuto has entered into a licensing agreement with us, which will earn royalties from the net sales of Camuto Group under the brands acquired. In addition, we own footwear, and in some cases handbag, licensing rights of Jessica Simpson, Lucky Brand, and, through a joint venture, JLO Jennifer Lopez.

We rely on our ability to retain and maintain good relationships with the licensors and their ability to maintain strong, well-recognized brands and trademarks. The terms of our license agreements vary and are subject to renewal with various termination provisions. There can be no assurance that we will be able to renew these licenses. Even our longer-term or renewable licenses are typically dependent upon our ability to market and sell the licensed products at specified levels, and our failure to meet such levels may result in the termination or non-renewal of such licenses. Furthermore, many of our license agreements require minimum royalty payments, and if we are unable to generate sufficient sales and profitability to cover these minimum royalty requirements, we may be required to make additional payments to the licensors, which could have a material adverse effect on our business and results of operations.

Our ABL Revolver has restrictions that could limit our ability to fund operations, which could adversely affect our business.

The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. In addition, the ABL Revolver contains customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends, or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. The ABL Revolver contains customary events of default. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

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

RISKS RELATING TO EXTERNAL FACTORS

We may be unable to compete in our highly competitive market, which could have a material adverse effect on our business.

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, brand-oriented discounters, multi-channel specialty retailers, and brand suppliers. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with owned and licensed brands that are well known. Our success depends on our ability to remain competitive with respect to assortment, quality, convenience, and value. The performance of our competitors, as well as a change in their pricing policies as a result of the current economic environment, marketing activities, and other business strategies, could have a material adverse effect on our business.

E-commerce networks have rapidly evolved while consumer receptiveness to shopping online has substantially increased. Competition from e-commerce players has significantly increased due to their ability to provide improved user experience, greater ease of buying goods, low or no shipping fees, faster shipping times, and more favorable return policies. Businesses, including our suppliers, can easily launch online sites and mobile platforms at nominal costs by using commercially available software or partnering with any of a number of successful digital marketplace providers. Some of our suppliers use such platforms to compete with us by allowing consumers to purchase products directly through the supplier. Competitors with other revenue sources may also be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote more resources to websites, mobile platforms and applications, and systems development.

Our business may be adversely affected if we are unable to provide our customers with cost-effective shopping platforms that are able to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with smartphones, laptops, and tablets may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices and our mobile app may not be compelling to consumers.

In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future. As existing mobile devices and platforms evolve and new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in adjusting and developing applications for changes and alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such applications. If we are unable to attract customers to our websites through these devices or are slow to develop versions of our websites that are more compatible with alternative devices or a mobile application, we may fail to capture a significant share of customers, which could have a material adverse effect on our business.

Further, we continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness, and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, our customer growth could be harmed, which could have a material adverse effect on our business, financial condition, and results of operations.

We also are dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or mobile app, limit or discontinue our access to a particular platform, or give preferential treatment to competitive products or services, could adversely affect the usage of our sites on mobile devices. We are also subject to the policies and terms of service of the providers of such operating systems and mobile application download stores, which govern the promotion, distribution, content, and operation of our mobile applications. Each provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Additionally, mobile application download stores have imposed, and are likely to continue imposing, certain privacy-and security-related restrictions and controls on the providers and applications within their marketplaces. For example, Apple released a software update in 2021 that, by default, blocks advertisers from tracking certain mobile device activity unless affirmative consent is obtained.

In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, it could have a material adverse effect on our business, financial condition, and results of operations.

We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.

We face risks inherent in purchasing from suppliers with foreign operations, such as: public health threats, including the COVID-19 pandemic; economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the U.S. or foreign countries from which our merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with foreign laws and with domestic and international labor standards. Such events may increase our costs and disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

We require our business partners to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control such third parties or their labor and business practices. The violation of labor or other laws by one of our vendors could have a material adverse effect on our business. In addition, we rely on manufacturers that operate outside of North America, including China, Vietnam, and Brazil, who may disclose our intellectual property or other proprietary information to competitors or third parties, which could result in the distribution and sale of counterfeit versions of our products.

Our international operations expose us to political, economic, operational, compliance, and other risks.

We have international operations in various locations, including China, Canada, and Brazil. The success of our international operations may be adversely affected by political, economic, and social conditions beyond our control, local laws and customs, and legal and regulatory constraints, including compliance with applicable anti-bribery, anti-corruption, labor, and currency laws and regulations. Risks inherent in our existing and future operations also include, among others, public health threats, such as the COVID-19 pandemic, the cost and difficulties of managing operations outside of the U.S., possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits, and greater difficulty in enforcing intellectual property rights. Additionally, foreign currency exchange rates and fluctuations may negatively impact our financial results. Any of these events could have a material adverse effect on our business, financial condition, or results of operations.

Vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, operations, and results of operations.

On September 9, 2021, President Biden announced a proposed rule requiring that all employers with at least 100 employees require that their employees be fully vaccinated or tested weekly (the "vaccine mandate"). The U.S. Department of Labor’s Occupational Safety and Health Administration ("OSHA") issued an emergency temporary standard regulation to carry out this mandate. On January 26, 2022, OSHA withdrew the emergency temporary standard regulation, ending the vaccine mandate. At this time, it remains unclear whether OSHA will try to enact similar mandates in the future. As a result, we may be required to implement a requirement that all of our associates or certain of our associates get vaccinated or regularly tested for COVID-19. At this time, it is not possible to predict the impact that a vaccine mandate and any other related measures, or a vaccine requirement should we adopt one, will have on us. Any vaccine requirement put in place may result in employee attrition and impact our ability to recruit new talent, all of which could have a material adverse effect on our business, operations, and results of operations.

We are subject to stringent and changing privacy laws, regulations, and standards as well as policies, contracts, and other obligations related to data privacy and security. Our failure to comply with privacy laws and regulations, as well as other legal obligations, could have a material adverse effect on our business.

State, federal, and foreign governments are increasingly enacting laws and regulations governing the collection, use, retention, sharing, transfer, and security of personally identifiable information and data. A variety of federal, state, local, and foreign laws and regulations, orders, rules, codes, regulatory guidance and certain industry standards regarding privacy, data protection, consumer protection, information security and the processing of personal information and other data apply to our business. For example, the California Consumer Privacy Act of 2018 ("CCPA"), which took effect on January 1, 2020, imposes certain restrictions and disclosure obligations on businesses that collect personal information about California residents and provides for a private right of action, as well as penalties for noncompliance. The CCPA provides for civil penalties for violations and creates a private right of action for certain data breaches that is expected to increase data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The California Privacy Rights Act ("CPRA"), which was passed in November 2020 and will take effect in January 2023 (with a look-back for certain requirements to January 2022), amends and expands the CCPA and places additional restrictions on the "sharing" of personal information for purposes of cross-context behavioral advertising. We may be subject to additional privacy regulations in the future, including the Virginia Consumer Data Protection Act and the Colorado Privacy Act, both of which regulate the processing of "personal data" regarding their respective residents and grants residents certain rights with respect to their personal data. State laws are changing rapidly, and new legislation proposed or enacted in a number of other states imposes, or has the potential to impose, additional obligations on companies that process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. The U.S. federal government is also significantly focused on privacy matters.

We are subject to other consumer protection laws, including California's Consumer Legal Remedies Act and unfair competition and false advertising laws, the Fair and Accurate Credit Transactions Act and the Telephone Consumer Protection Act, Canada's Anti-Spam Law, the CCPA, CPRA and other recently enacted consumer data protection laws. Additionally, the regulatory environment is increasingly demanding with frequent new and changing requirements concerning cybersecurity, information security and privacy, which may be inconsistent from one jurisdiction to another. Any failure by us or any of our business partners to comply with applicable laws, rules, and regulations may result in investigations or actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Such events may increase our expenses, expose us to liabilities and impair our reputation, which could have a material adverse effect on our business.

While we aim to comply with applicable data protection laws and obligations in all material respects, there is no assurance that we will not be subject to claims that we have violated such laws and obligations, will be able to successfully defend against such claims, or will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve, or impossible to achieve, and we could be subject to fines and penalties in the event of non-compliance.

Legislative or regulatory initiatives related to climate change could have a material adverse effect on our business.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on our business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation cost, and utility increases. Moreover, natural disasters and extreme weather conditions may impact the productivity of our facilities, the operation of our supply chain, or consumer buying patterns. Any of these risks could have a material adverse effect on our business.

Uncertainty in future changes to legislation, regulatory reform, or policies, other than those previously discussed, could have a material adverse effect on our business.

Laws, regulations, and policies in various jurisdictions may be subject to significant change due to economic, political, and other conditions. Such changes, including additional taxes and tariffs, may result in additional costs to our business and could require us to increase prices to our customers or, if unable to do so, result in a material adverse effect on our financial performance.

RISKS RELATING TO OUR COMMON SHARES

Our amended articles of incorporation, amended and restated code of regulations, and Ohio state law contain provisions that may have the effect of delaying or preventing a change in control of Designer Brands Inc. This could adversely affect the value of our common shares.

Our amended articles of incorporation authorize our Board of Directors to issue up to 100,000,000 preferred shares and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations, and restrictions on those shares, without any further vote or action by the shareholders. The rights of the holders of our Class A common shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could have the effect of delaying, deterring, or preventing a change in control and could adversely affect the voting power of our common shares.

In addition, provisions of our amended articles of incorporation, amended and restated code of regulations, and Ohio law, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control, or limit the price that certain investors might be willing to pay in the future for our common shares. Among other things, these provisions establish a staggered board, require a super-majority vote to remove directors, and establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings.

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

Entities owned by or controlled by Jay L. Schottenstein, the Executive Chairman of the Designer Brands Inc. Board of Directors, and members of his family (the "Schottenstein Affiliates") directly control or substantially influence the outcome of matters submitted for Designer Brands Inc. shareholder votes, and their interests may differ from other shareholders.

As of January 29, 2022, the Schottenstein Affiliates have approximately 54% of the voting power of the Company's outstanding common shares. The Schottenstein Affiliates directly control or substantially influence the outcome of matters submitted to Designer Brands Inc.'s shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of other shareholders, and their level of ownership and voting power in the Company may have the effect of delaying or preventing a subsequent change in control that may be favored by other shareholders.

The Schottenstein Affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, apparel companies, and real estate investments. Opportunities may arise in the area of potential competitive business activities that may be attractive to the Schottenstein Affiliates and us. Our amended and restated articles of incorporation provide that the Schottenstein Affiliates are under no obligation to communicate or offer any corporate opportunity to us. In addition, the Schottenstein Affiliates have the right to engage in similar activities as us, do business with our suppliers and customers, and, except as limited by agreement, employ or otherwise engage any of our officers or associates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table summarizes the location and general use of our principal properties as of January 29, 2022 that we consider to be material to our business and we believe will meet our operational needs for the foreseeable future:

Facility	Location	Owned/Leased	Segment	Approximate Square Feet
Principal corporate office	Columbus, Ohio	Owned	Corporate and U.S. Retail	178,000
Distribution center	Columbus, Ohio	Owned	U.S. Retail	625,000
Fulfillment center(1)	Columbus, Ohio	Leased	U.S. Retail	854,000
Distribution center	Westampton, New Jersey	Leased	Brand Portfolio	683,000
U.S. retail stores(2)	508 various U.S. locations	Leased	U.S. Retail	10,308,000
Canada retail stores(3)	140 various Canadian locations	Leased	Canada Retail	1,103,000
Showrooms	7 various U.S. locations	Leased	Brand Portfolio	95,000
Foreign sourcing offices	One location in China and one location in Brazil	Leased	Brand Portfolio	117,000
(1)    Our fulfillment center is leased from a Schottenstein Affiliate, a related party, and expires in September 2022 with two renewal options of five years each.
(2)    Our DSW U.S. stores average approximately 20,300 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.
(3)    The Shoe Company and DSW stores in Canada average approximately 7,900 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 13, Commitments and Contingencies - Legal Proceedings, of the Consolidated Financial Statements of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARES

Our Class A common shares are listed for trading on the NYSE under the ticker symbol "DBI." There is currently no public market for the Company's Class B common shares, but the Class B common shares can be exchanged for the Company's Class A common shares at the election of the holder on a share for share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval. As of March 14, 2022, there were 197 holders of record of our Class A common shares and 13 holders of record of our Class B common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street names" or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

DIVIDENDS

The payment of dividends is subject to the restrictions imposed by the ABL Revolver and is at the discretion of our Board of Directors, which considers our expectations of future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition, and any other relevant factors.

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization, with $334.9 million of Class A common shares that remain authorized for repurchase under the program as of January 29, 2022. During 2021, we did not repurchase any Class A common shares. The share repurchase program is subject to restrictions imposed by the ABL Revolver and may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Any share repurchases will be completed in the open market at times and in amounts considered appropriate based on price and market conditions.

RESTRICTIONS

The ABL Revolver contains covenants restricting our ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. As of March 14, 2022, we were limited in our ability to pay dividends or repurchase stock above a maximum of $63.1 million.

PERFORMANCE GRAPH

The following graph compares our cumulative total shareholder return on our Class A common shares with the cumulative total returns of the Standard and Poor's ("S&P") MidCap 400 Index and the S&P MidCap 400 Retail Index, both of which are published indices. The comparison of the cumulative total returns for each investment assumes that $100 was invested on January 28, 2017 and that all dividends were reinvested. This comparison includes the period ended January 28, 2017 through the period ended January 29, 2022.

Company / Index	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022
Designer Brands Inc.	$100.00	$99.50	$141.35	$79.44	$69.46	$72.52
S&P MidCap 400 Index	$100.00	$115.74	$112.95	$125.21	$148.32	$165.45
S&P MidCap 400 Retail Index	$100.00	$101.40	$103.48	$102.42	$178.77	$181.07

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve various risks and uncertainties. See Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 on page ii for a discussion of the uncertainties, risks, and assumptions associated with these statements. This discussion is best read in conjunction with our Consolidated Financial Statements, including the notes thereto, set forth in Item 8. Financial Statements and Supplementary Data of this Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A. Risk Factors of this Form 10-K and included elsewhere in this Form 10-K.

The following discussion includes a comparison of our results of operations and liquidity and capital resources for 2021 and 2020. Except where it may be useful in understanding 2021 results, we have omitted discussion of results for 2019, which may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 30, 2021, filed with the SEC on March 22, 2021.

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

Despite the continuing challenges of the volatile market conditions and supply chain disruptions, our strong results for 2021 demonstrated our ability to be nimble and quickly adapt our business model. Our operating profit in 2021 surpassed pre-COVID-19 levels with a 61% growth when compared to 2019 and we continued to make progress by:
•Growing our market share in historically underpenetrated categories, including athletic, men’s and kids’;
•Maintaining our leading position in the seasonal and dress categories; and
•Leaning further into our in-house design and sourcing capabilities as we move towards our goal of becoming a builder of brands.

As we look ahead to our strategic growth, we have organized our efforts around three pillars - Customer, Brand, and Speed:
•Customer- More than ever, our customers have a great desire for products and experiences, and we are adding resources to our digital, information technology ("IT") and analytics teams to understand precisely what they want and what can be improved to provide the best possible experience. Undertaking these actions will enable us to better understand our customers, provide improved service, and target new demographics in ways that we have never deployed before. We are also developing new ideas for how we can provide more value to our VIP rewards members, who we believe continue to be the lifeblood of our business and our largest competitive differentiator.
•Brand- Controlling our own brand destiny is critical for our growth. As we continue to design some of the best brands in the industry, Vince Camuto, Jessica Simpson, Lucky Brand and JLO Jennifer Lopez, we are combining that with our strong direct-to-consumer distribution through our physical footprint in North America and digital infrastructure. We are also partnering with some of the top national brands in the industry to offer one of the largest and broadest assortments. We remain focused on investing in our top 50 brands and will continue to prioritize growing our own brands.
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

IMPACT OF THE COVID-19 PANDEMIC ON OUR RESULTS OF OPERATIONS

As we continue to closely monitor the ongoing COVID-19 pandemic, our top priority remains protecting the health and safety of our customers and associates. As this continues to be an unprecedented period of uncertainty, we have made adjustments and may continue to adjust our operational plans, inventory controls, and liquidity management, as well as make changes to our expense and capital expenditure plans. While trends improved during 2021 as compared to 2020, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends will continue. For instance, we have continued to experience reduced customer in-store traffic and net sales when compared to pre-COVID-19 periods, and it is unclear when customer behavior will return to pre-COVID-19 patterns, if at all. The ongoing and prolonged nature of the COVID-19 pandemic may lead to further adjustments to our operations. As such, the ultimate impacts of the COVID-19 pandemic on our businesses will depend on future developments, including the availability of labor, global supply chain disruptions, new variants of COVID-19 and the severity thereof, and the global availability and use of vaccines or palliatives, all of which are highly uncertain and cannot be predicted. As a result, we may have future write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales increased to $3.2 billion for 2021 from $2.2 billion for 2020.
•Gross profit as a percentage of net sales was 33.4% for 2021, as compared to 13.9% for 2020 and higher than the pre-COVID-19 rate, which was 28.6% for 2019.
•Net income for 2021 was $154.5 million, or $2.00 per diluted share, which included net after-tax benefits of $23.2 million, or $0.30 per diluted share, primarily related to the change in valuation allowance on deferred tax assets, restructuring charges, and target acquisition costs. Net loss for 2020 was $488.7 million, or a loss of $6.77 per diluted share, which included net after-tax charges of $207.1 million, or $2.87 per diluted share, primarily related to impairment and restructuring charges, a settlement gain with a vendor, and the valuation allowance established against deferred tax assets.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	2021	2020
Change in comparable sales:
U.S. Retail segment	55.0%	(34.9)%
Canada Retail segment	20.1%	(26.0)%
Brand Portfolio segment - direct-to-consumer channel	30.9%	38.2%
Other	NA	(50.4)%
Total	51.6%	(34.2)%
NA - Not applicable
We consider the percent change in comparable sales from the same previous year period, a primary metric commonly used throughout the retail industry, to be an important measurement for management and investors of the performance of our direct-to-consumer businesses. We include in our comparable sales metric sales from stores in operation for at least 14 months at the beginning of the applicable year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include stores temporarily closed as a result of the COVID-19 pandemic as management believes that this metric is meaningful to monitor our performance. Comparable sales also include e-commerce sales. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales for the Brand Portfolio segment include the direct-to-consumer e-commerce site www.vincecamuto.com. Beginning with the third quarter of 2020, comparable sales do not include the Other segment due to no longer having activity in the Other segment. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores- As of the end of 2021 and 2020, we had the following number of stores:

	January 29, 2022	January 30, 2021
U.S. Retail segment - DSW stores	508	519
Canada Retail segment:
The Shoe Company stores	115	117
DSW stores	25	27
	140	144
Total number of stores	648	663

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations with associated percentages of net sales:

(amounts in thousands, except per share amounts)	2021		2020		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$3,196,583	100.0%	$2,234,719	100.0%	$961,864	43.0%
Cost of sales	(2,127,946)	(66.6)	(1,923,478)	(86.1)	(204,468)	10.6%
Gross profit	1,068,637	33.4	311,241	13.9	757,396	243.3%
Operating expenses	(870,682)	(27.2)	(753,278)	(33.7)	(117,404)	15.6%
Income from equity investment	8,986	0.3	9,329	0.5	(343)	(3.7)%
Impairment charges	(1,720)	(0.1)	(153,606)	(6.9)	151,886	(98.9)%
Operating profit (loss)	205,221	6.4	(586,314)	(26.2)	791,535	NM
Interest expense, net	(32,129)	(1.0)	(23,694)	(1.1)	(8,435)	35.6%
Non-operating income (expenses), net	(67)	(0.0)	1,361	0.1	(1,428)	NM
Income (loss) before income taxes	173,025	5.4	(608,647)	(27.2)	781,672	NM
Income tax benefit (provision)	(18,544)	(0.6)	119,928	5.3	(138,472)	NM
Net income (loss)	$154,481	4.8%	$(488,719)	(21.9)%	$643,200	NM
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$2.12		$(6.77)		$8.89	NM
Diluted earnings (loss) per share	$2.00		$(6.77)		$8.77	NM
Weighted average shares used in per share calculations:
Basic shares	73,024		72,198		826	1.1%
Diluted shares	77,268		72,198		5,070	7.0%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

(dollars in thousands)	2021		2020		Change
	Amount	% of Total Segment Net Sales	Amount	% of Total Segment Net Sales	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$2,769,706	84.2%	$1,800,323	78.5%	$969,383	53.8%	55.0%
Canada Retail	234,809	7.1%	182,659	8.0%	52,150	28.6%	20.1%
Brand Portfolio	286,024	8.7%	248,646	10.8%	37,378	15.0%	30.9%
Other	—	—%	62,909	2.7%	(62,909)	NM	NA
Total segment net sales	3,290,539	100.0%	2,294,537	100.0%	996,002	43.4%	51.6%
Elimination of intersegment net sales	(93,956)		(59,818)		(34,138)	57.1%
Consolidated net sales	$3,196,583		$2,234,719		$961,864	43.0%
NA - Not applicable
NM - Not meaningful

The improvement in sales, including increases in comparable sales and total consolidated net sales, during 2021 over 2020 was a result of the temporary closure of stores in 2020 during our peak spring selling season in response to the COVID-19 pandemic and significantly reduced customer in-store traffic since re-opening. During 2021, sales significantly recovered from 2020 levels, although we have continued to experience reduced customer in-store traffic and consolidated net sales remain lower when compared to pre-COVID-19 periods. During a portion of 2021, the Canada Retail segment was impacted by further temporary closures and restrictions in certain key markets. In addition, net sales were impacted by permanent store closures, including those serviced in the Other segment. The Brand Portfolio segment net sales were higher in 2021 than 2020 due to increased orders as our retailer customers also recover, but net sales were still below pre-COVID-19 levels.

GROSS PROFIT

The following table summarizes gross profit by segment:

(dollars in thousands)	2021		2020		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$933,555	33.7%	$242,786	13.5%	$690,769	284.5%	2,020
Canada Retail	76,728	32.7%	28,651	15.7%	48,077	167.8%	1,700
Brand Portfolio	66,774	23.3%	36,393	14.6%	30,381	83.5%	870
Other	—	—%	962	1.5%	(962)	NM	NM
Total segment gross profit	1,077,057	32.7%	308,792	13.5%	768,265	248.8%	1,920
Elimination of intersegment gross loss (profit)	(8,420)		2,449		(10,869)
Consolidated gross profit	$1,068,637	33.4%	$311,241	13.9%	$757,396	243.3%	1,950
NM - Not meaningful

The improvement in gross profit was primarily driven by increased sales during 2021 as compared to 2020. We addressed the temporary closure of stores in 2020, and the subsequent reduction in customer in-store traffic upon store re-openings, with aggressive promotional activity. These actions resulted in higher inventory reserves, increased shipping costs associated with higher digital penetration, and deleveraged distribution and fulfillment, store occupancy, and royalty expenses on lower sales volume during 2020. During 2021, tight inventory positions resulted in fewer promotions. Accordingly, gross profit as a percentage of net sales for 2021 was higher by 480 basis points than the pre-COVID-19 rate, which was 28.6% for 2019. The Brand Portfolio segment's gross profit as a percentage of net sales significantly improved during 2021 compared to 2020 but remained below pre-COVID-19 levels when compared to 2019 due to the deleverage impacts of lower net sales.

Elimination of intersegment gross loss (profit) consisted of the following:

(dollars in thousands)	2021	2020

Elimination of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(93,956)	$(59,818)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	62,039	42,028
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	23,497	20,239
	$(8,420)	$2,449

OPERATING EXPENSES

Operating expenses increased by $117.4 million during 2021 as compared to 2020, primarily driven by the implementation of temporary leaves of absence without pay for a significant number of our employees and reducing pay for nearly all employees not placed on temporary leave in response to the COVID-19 pandemic for most of the first half of 2020. During the second half of 2020, we re-opened our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions, but made reductions to our workforce. During 2021, we had an increase in store payroll costs in line with the increase in net sales and higher incentive compensation expense. Operating expenses as a percentage of sales improved to 27.2% in 2021 compared to 33.7% in 2020, but was still higher than the pre-COVID-19 rate, which was 25.1% as a percentage of sales in 2019, primarily due to higher direct marketing expense and incentive compensation on lower sales.

IMPAIRMENT CHARGES

During 2021, we recorded impairment charges of $1.7 million for abandoned equipment we are replacing and for the sublease of an abandoned leased space. As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores during 2020, we performed an impairment analysis at the store level. In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During 2020, we recorded impairment charges of $127.1 million for under-performing stores. Also during 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible asset resulting in a full impairment due to the lack of projected cash flows over the remaining useful life. Further, as a result of the material reduction in net sales and cash flows and the decrease in the Company's market capitalization due to the impact of the COVID-19 pandemic on macroeconomic conditions, we performed an impairment analysis for goodwill and other indefinite-lived intangible assets. Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

INCOME TAXES

The effective tax rate changed to 10.7% for 2021 from 19.7% for 2020. The rate for 2021 is the result of maintaining a full valuation allowance on deferred tax assets while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated 2020 return reflecting implemented tax strategies. The rate for 2020 is the result of recording an additional valuation allowance of $87.6 million partially offset by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35%.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, and capital expenditures. Our working capital and inventory levels fluctuate seasonally. The following table summarizes our material undiscounted cash requirements for 2022 and future fiscal years thereafter, and provides reference for each item to the relevant note of the Consolidated Financial Statements of this Form 10-K:

(in thousands)	Note Reference	2022	Future Fiscal Years Thereafter	Total
Debt maturities	Note 11	$—	231,250	$231,250
Fixed minimum lease payments	Note 12	$229,051	654,618	$883,669
Noncancelable purchase obligations	Note 13	$9,101	12,285	$21,386
Guaranteed minimum royalty payments	Note 13	$34,659	222,029	$256,688

On February 8, 2022, we settled in full the $231.3 million principal amount outstanding under our senior secured term loan ("Term Loan"). In connection with this settlement, we incurred a $12.7 million loss on extinguishment of debt, comprised of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs, which will be recorded in the first quarter of 2022. The settlement of the Term Loan was made using proceeds from borrowings under the ABL Revolver.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business and withstand unanticipated business volatility, including the impacts of the COVID-19 pandemic. We believe that cash generated from our operations, together with our current levels of cash and availability under our ABL Revolver, are sufficient to maintain our ongoing operations and fund capital expenditures over the next 12 months and beyond.

The following table presents the key categories of our consolidated statements of cash flows:

(in thousands)	2021	2020	Change
Net cash provided by (used in) operating activities	$171,429	$(153,793)	$325,222
Net cash provided by (used in) investing activities	(35,028)	2,631	(37,659)
Net cash provided by (used in) financing activities	(121,490)	122,954	(244,444)
Effect of exchange rate changes on cash balances	(33)	1,225	(1,258)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$14,878	$(26,983)	$41,861

OPERATING CASH FLOWS

The change in net cash provided by (used in) operations was driven by the net income recognized during 2021 versus a net loss incurred during 2020 as a result of the impacts of the COVID-19 pandemic, after adjusting for non-cash activity including impairment charges and the change in deferred taxes. This was partially offset by higher spend on working capital as our business recovered from the impacts of the COVID-19 pandemic and the measures we implemented in 2020 to manage our working capital to preserve liquidity, including delaying vendor and landlord payments while we renegotiated terms, reducing inventory orders, and significantly cutting costs.

INVESTING CASH FLOWS

For 2021, the net cash used in investing activities was primarily due to capital expenditures relating to infrastructure and IT projects, new stores, and store improvements. For 2020, the net cash provided by investing activities was due to the liquidation of our available-for-sale securities and the proceeds from a settlement with a vendor, partially offset by capital expenditures.

FINANCING CASH FLOWS

During 2021, the net cash used in financing activities was due to net payments of $100.0 million on the ABL Revolver and payments of $12.5 million on the Term Loan. During 2020, the net cash provided by financing activities was due to net proceeds from borrowings from our ABL Revolver and Term Loan of $343.7 million offset by the settlement of borrowings under our senior unsecured revolving credit agreement (the "Credit Facility") of $190.0 million and the payment of debt issuance costs of $21.4 million associated with the changes we made to our debt structure.

DEBT

ABL Revolver- On August 7, 2020, we replaced the Credit Facility with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million. Our ABL Revolver matures in August 2025 and is secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory. The amount of credit available is limited to a borrowing base based on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of January 29, 2022, the ABL Revolver had a borrowing base of $400.0 million, with no outstanding borrowings and $4.9 million in letters of credit issued, resulting in $395.1 million available for borrowings.

Term Loan- On August 7, 2020, we also entered into a $250.0 million Term Loan. The Term Loan was collateralized by a first priority lien on substantially all of our personal and real property (subject to certain exceptions), including investment property and intellectual property, and by a second priority lien on certain other personal property, primarily credit card receivables, and inventory, that constitute first priority collateral for the ABL Revolver.

Termination of Term Loan- As discussed above, on February 8, 2022, we voluntarily terminated our Term Loan and settled in full the $231.3 million principal amount then outstanding. In connection with this settlement, we incurred a $12.7 million loss on extinguishment of debt, comprised of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs, which will be recorded in the first quarter of 2022. The settlement of the Term Loan was made using proceeds from borrowings under the ABL Revolver. As of January 29, 2022, the total borrowings under the Term Loan were classified as long-term debt since we had the ability and intent to refinance the Term Loan using borrowings from our ABL Revolver, which we classify as long-term debt. Following the termination of the Term Loan, we had $235.0 million of outstanding borrowings, resulting in $160.1 million remaining available for borrowings, under the ABL Revolver.

Debt Covenants- The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. In addition, the ABL Revolver contains customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. As of January 29, 2022, we were in compliance with all financial covenants.

Refer to Note 11, Debt, of the Consolidated Financial Statements of this Form 10-K for further information about our debt arrangements.

CAPITAL EXPENDITURE PLANS

We expect to spend approximately $70.0 million to $80.0 million for capital expenditures in 2022. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake and the timing of these expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that are expected to have a material impact to our consolidated financial statements when adopted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As discussed in Note 1, Description of Business and Significant Accounting Policies, of the Consolidated Financial Statements included in this Form 10-K, the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and valuation techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our consolidated financial statements.

We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Inventories- The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time that the retail value of the inventory is lowered by markdowns. The Canada Retail and Brand Portfolio segments account for inventory using the moving average cost method and is stated at the lower of cost or net realizable value. For all inventories, we also monitor excess and obsolete inventories that may need to be liquidated at amounts below cost. We perform physical inventory counts or cycle counts on all inventory on hand throughout the year and adjust the recorded balance to reflect the results. We record estimated shrink between physical inventory counts, based on historical experience and recent results, less amounts realized.
	Inherent in the calculation of inventories are certain significant judgments and estimates, including setting the original merchandise retail value, markdowns, shrink, and liquidation values. The shrink reserve is calculated as a percentage of sales from the last physical inventory date, based on both historical experience and recent physical inventory results, less amounts realized. Aged inventory may be written down using estimated liquidation values and cost of disposal based on historical experience.	If the reduction to inventories for markdowns, shrink, and aged inventories were to increase by 10%, cost of sales would increase by approximately $3.9 million.
Asset Impairment of Long-Lived Assets- We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment and operating lease assets, when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value.
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
Impairment of Goodwill and Other Indefinite Lived Intangible Assets- We evaluate goodwill and other indefinite lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant and sustained decline in our stock price, that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that there is an impairment. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value exceeds its fair value, we will calculate the estimated fair value. Fair value is the price a willing buyer would pay and is typically calculated using a discounted cash flow analysis. Where deemed appropriate, we may also utilize a market approach for estimating fair value. Impairment charges are calculated as the amount by which the carrying amount exceeds its fair value, but not to exceed the carrying value for goodwill.
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
As of January 29, 2022, we had $93.7 million of goodwill within the U.S. Retail segment, which is also the reporting unit, and $15.5 million in indefinite-lived trademarks and tradenames within the Canada Retail segment. We performed a qualitative impairment assessment for goodwill. In addition, we determined the fair values of the indefinite-lived intangibles were in excess of their carrying values and a 10% decrease in fair values would not result in a material impairment charge. As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Leases- We recognize lease liabilities based on the present value of the future fixed lease commitments over the lease term with corresponding lease assets. The majority of our real estate leases provide for renewal options, which are typically not included in the lease term used for measuring the lease assets and lease liabilities as it is not reasonably certain we will exercise options.
	We determine the discount rate for each lease by estimating the rate that we would be required to pay on a secured borrowing for an amount equal to the lease payments over the lease term.	As of January 29, 2022, a change in our discount rate of 100 basis points would have changed the recorded operating lease assets and liabilities by approximately $19.7 million.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Income Taxes- We determine the aggregate amount of income tax provision or benefit to accrue and the amount that will be currently receivable or payable based upon tax statutes of each jurisdiction in which we do business. Deferred tax assets and liabilities, as a result of these timing differences, are reflected on our balance sheet for temporary differences that are expected to reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. We review and update our tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be remeasured as warranted by changes in facts or law.

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

As of January 29, 2022, our deferred tax assets were reserved with a valuation allowance of $70.8 million. We also had gross unrecognized tax benefits of $11.1 million. However, we may have material adjustments in the future that may impact our income tax amounts based on additional information, additional guidance or revised interpretations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows, or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. We currently do not utilize hedging instruments to mitigate these market risks.

INTEREST RATE RISK

As of January 29, 2022, we had $231.3 million outstanding on our Term Loan, which was settled in full on February 8, 2022, using proceeds from borrowings under the ABL Revolver. Borrowings under both the Term Loan and the ABL Revolver are based on variable rates of interest, which expose us to interest rate market risks, particularly during a period of rising interest rates. The impact of a hypothetical 100 basis point increase in interest rates on our outstanding borrowings would not result in a material amount of additional expense over a 12-month period based on the balance as of January 29, 2022.

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to the impact of foreign exchange rate risk primarily through our operations in Canada, where the functional currency is the Canadian dollar, as well as foreign denominated cash accounts. A hypothetical 10% movement in the exchange rates could result in a $2.2 million foreign currency translation fluctuation, which would be recorded in accumulated other comprehensive loss within the consolidated balance sheets, and $3.3 million of foreign currency revaluation, which would be recorded in non-operating income (expenses), net, within the consolidated statements of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Designer Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Designer Brands Inc. and subsidiaries (the "Company") as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of estimated inventory markdowns included the following, among others:

•We tested the design and effectiveness of controls over the timing and completeness of estimated inventory markdowns, including management’s controls over the valuation of the estimated inventory markdown reserves, and the approval of lowering the retail value of inventory through markdowns.

•We evaluated management’s ability to accurately estimate inventory markdowns by comparing estimated inventory markdowns as of January 29, 2022 to subsequent sales of clearance inventory.

•We observed physical inventory counts throughout the fiscal year, including merchandise designated for clearance. We assessed inventory aging and sell through as of March 2022.

•We tested the amount of estimated inventory markdowns by evaluating management’s calculation.

•We developed an independent expectation for inventory markdowns based on historical inventory balances and compared our expectation to the amount recorded by management.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
March 21, 2022

We have served as the Company's auditor since 1997.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	2021	2020	2019
Net sales	$3,196,583	$2,234,719	$3,492,687
Cost of sales	(2,127,946)	(1,923,478)	(2,493,017)
Gross profit	1,068,637	311,241	999,670
Operating expenses	(870,682)	(753,278)	(874,749)
Income from equity investment	8,986	9,329	10,149
Impairment charges	(1,720)	(153,606)	(7,771)
Operating profit (loss)	205,221	(586,314)	127,299
Interest expense, net	(32,129)	(23,694)	(7,355)
Non-operating income (expenses), net	(67)	1,361	(170)
Income (loss) before income taxes	173,025	(608,647)	119,774
Income tax benefit (provision)	(18,544)	119,928	(25,277)
Net income (loss)	$154,481	$(488,719)	$94,497
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$2.12	$(6.77)	$1.28
Diluted earnings (loss) per share	$2.00	$(6.77)	$1.27
Weighted average shares used in per share calculations:
Basic shares	73,024	72,198	73,602
Diluted shares	77,268	72,198	74,605

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2021	2020	2019
Net income (loss)	$154,481	$(488,719)	$94,497
Other comprehensive income (loss), net of income taxes:
Foreign currency translation loss	(331)	(618)	(340)
Unrealized net gain on debt securities	—	195	609
Reclassification adjustment for net gains realized in net income (loss)	—	(368)	(58)
Total other comprehensive income (loss), net of income taxes	(331)	(791)	211
Total comprehensive income (loss)	$154,150	$(489,510)	$94,708

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$72,691	$59,581
Receivables, net	199,826	196,049
Inventories	586,429	473,183
Prepaid expenses and other current assets	55,270	51,772
Total current assets	914,216	780,585
Property and equipment, net	256,786	296,469
Operating lease assets	647,221	700,481
Goodwill	93,655	93,655
Intangible assets, net	15,527	15,635
Equity investment	55,578	58,598
Other assets	31,651	31,172
Total assets	$2,014,634	$1,976,595
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$340,877	$245,071
Accrued expenses	215,812	200,326
Current maturities of long-term debt	—	62,500
Current operating lease liabilities	202,228	244,786
Total current liabilities	758,917	752,683
Long-term debt	225,536	272,319
Non-current operating lease liabilities	593,429	677,735
Other non-current liabilities	24,356	30,841
Total liabilities	1,602,238	1,733,578
Commitments and contingencies
Shareholders' equity:
Common shares paid in-capital, no par value	1,005,382	990,153
Treasury shares, at cost	(515,065)	(515,065)
Retained deficit	(74,304)	(228,785)
Accumulated other comprehensive loss	(3,617)	(3,286)
Total shareholders' equity	412,396	243,017
Total liabilities and shareholders' equity	$2,014,634	$1,976,595

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Balance, February 2, 2019	70,672	7,733	15,091	$953,801	$(373,436)	$254,718	$(2,706)	$832,377
Cumulative effect of accounting change	—	—	—	—	—	(9,556)	—	(9,556)
Net income	—	—	—	—	—	94,497	—	94,497
Stock-based compensation activity	439	—	—	17,579	—	—	—	17,579
Repurchase of Class A common shares	(7,078)	—	7,078	—	(141,629)	—	—	(141,629)
Dividends paid ($1.00 per share)	—	—	—	—	—	(72,565)	—	(72,565)
Other comprehensive income	—	—	—	—	—	—	211	211
Balance, February 1, 2020	64,033	7,733	22,169	971,380	(515,065)	267,094	(2,495)	720,914
Net loss	—	—	—	—	—	(488,719)	—	(488,719)
Stock-based compensation activity	633	—	—	18,773	—	—	—	18,773
Dividends paid ($0.10 per share)	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive loss	—	—	—	—	—	—	(791)	(791)
Balance, January 30, 2021	64,666	7,733	22,169	990,153	(515,065)	(228,785)	(3,286)	243,017
Net income	—	—	—	—	—	154,481	—	154,481
Stock-based compensation activity	958	—	—	15,229	—	—	—	15,229
Foreign currency translation adjustment	—	—	—	—	—	—	(331)	(331)
Balance, January 29, 2022	65,624	7,733	22,169	$1,005,382	$(515,065)	$(74,304)	$(3,617)	$412,396

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$154,481	$(488,719)	$94,497
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	77,923	88,026	86,649
Stock-based compensation expense	23,923	20,236	17,059
Deferred income taxes	(1,001)	34,485	(2,931)
Income from equity investment	(8,986)	(9,329)	(10,149)
Distributions received from equity investment	12,006	8,491	10,514
Impairment charges	1,720	153,606	7,771
Gain on settlement	—	(8,990)	—
Other	2,775	695	3,957
Change in operating assets and liabilities:
Accounts receivables	8,703	23,179	265
Income tax receivable	(12,415)	(149,824)	—
Inventories	(113,248)	160,312	9,290
Prepaid expenses and other current assets	(3,859)	17,166	(14,994)
Accounts payable	92,894	(47,014)	36,995
Accrued expenses	10,735	30,144	(26,595)
Operating lease assets and liabilities, net	(74,222)	13,743	(15,621)
Net cash provided by (used in) operating activities	171,429	(153,793)	196,707
Cash flows from investing activities:
Cash paid for property and equipment	(33,030)	(31,114)	(77,820)
Purchases of available-for-sale investments	—	—	(20,973)
Sales of available-for-sale investments	—	24,755	66,389
Proceeds from settlements	—	8,990	4,965
Other	(1,998)	—	—
Net cash provided by (used in) investing activities	(35,028)	2,631	(27,439)
Cash flows from financing activities:
Borrowing on revolving line of credit	—	276,000	463,300
Payments on revolving line of credit	—	(466,000)	(433,300)
Borrowing under ABL Revolver	349,653	150,000	—
Payments on borrowings under ABL Revolver	(449,653)	(50,000)	—
Proceeds from issuance of Term Loan	—	250,000	—
Payments on borrowings under Term Loan	(12,500)	(6,263)	—
Payments of debt issuance costs	—	(21,422)	—
Cash paid for treasury shares	—	—	(141,629)
Dividends paid	—	(7,160)	(72,565)
Cash paid for income taxes for stock-based compensation shares withheld	(8,694)	(1,463)	(1,588)
Other	(296)	(738)	2,429
Net cash provided by (used in) financing activities	(121,490)	122,954	(183,353)
Effect of exchange rate changes on cash balances	(33)	1,225	81
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,878	(26,983)	(14,004)
Cash, cash equivalents, and restricted cash, beginning of period	59,581	86,564	100,568
Cash, cash equivalents, and restricted cash, end of period	$74,459	$59,581	$86,564
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$28,419	$(11,822)	$39,450
Cash paid for interest on debt	$23,341	$19,523	$8,323
Cash paid for operating lease liabilities	$273,080	$198,400	$236,506
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$4,365	$1,590	$12,164
Operating lease liabilities arising from lease asset additions	$15,123	$9,407	$24,137
Net increase to operating lease assets and lease liabilities for modifications	$94,992	$36,109	$71,945

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Business Operations- Designer Brands Inc. ("we," "us," "our," and the "Company") is one of North America's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company and DSW banners through its direct-to-consumer Canada stores and e-commerce sites. The Brand Portfolio segment earns revenue from the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels (which we refer to as "First Cost"), and the sale of branded products through the direct-to-consumer e-commerce site at www.vincecamuto.com. An integral part of the Brand Portfolio segment is our equity investment in ABG-Camuto LLC ("ABG-Camuto"), which is a partnership between Camuto LLC, a wholly-owned subsidiary doing business as "Camuto Group," and Authentic Brands Group LLC, a global brand management and marketing company. Camuto Group has a 40% interest in ABG-Camuto, a joint venture that owns several intellectual property rights, including, among others, Vince Camuto and Louise et Cie, and focuses on licensing and developing new category extensions to support the global growth of these brands. Camuto Group has a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands owned by ABG-Camuto, subject to guaranteed minimums. Camuto Group also owns footwear and certain handbag licensing rights of Jessica Simpson, Lucky Brand and, through a joint venture, JLO Jennifer Lopez. Our other operating segment, which we exited during 2020, is below the quantitative and qualitative thresholds for a reportable segment and is aggregated into Other for segment reporting purposes.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year (e.g., "2021") refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year. The periods presented in these consolidated financial statements each consisted of 52 weeks.

IMPACTS OF THE COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the coronavirus ("COVID-19") outbreak a pandemic. On March 18, 2020, to help control the spread of the virus and protect the health and safety of our customers, associates, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. During the second quarter and into the third quarter of 2020, we re-opened all of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. Beginning in July 2020, we initiated an internal reorganization and reduction of our workforce with additional actions taken throughout 2020 and into the first quarter of 2021, resulting in the elimination of approximately 1,000 associate positions. The charges recorded as a result of this reorganization are included in our integration and restructuring costs discussed below.

As a result of the material reduction in net sales and cash flows during 2020, we updated our impairment analyses for our U.S. Retail and Canada Retail segments at the store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of the store asset group, primarily made up of operating lease assets, leasehold improvements and fixtures, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During 2020, we recorded impairment charges of $127.1 million ($104.2 million and $22.9 million for the U.S. Retail segment and Canada Retail segment, respectively). Also, during 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible asset resulting in a full impairment due to the lack of projected cash flows over the remaining useful life (categorized as Level 3 under the fair value hierarchy).

As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores, the decrease in net sales from our retailer customers and the decrease in the Company's market capitalization due to the impact of the COVID-19 pandemic on macroeconomic conditions, we performed an impairment analysis for goodwill and other indefinite-lived intangible assets during the first quarter of 2020. We calculated the fair value of the reporting units with goodwill primarily based on a discounted cash flow analysis (categorized as Level 3 under the fair value hierarchy). Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which, among other things, provided employer payroll tax credits for wages paid to associates who were unable to work over a defined period and options to defer payroll tax payments. Based on our evaluation of the CARES Act, we qualified for certain employer payroll tax credits, which were treated as government subsidies to offset related operating expenses, as well as the deferral of payroll and other tax payments in the future. Similar credits were also available in Canada. During 2021 and 2020, the qualified government credits reduced our operating expenses by $4.0 million and $11.4 million, respectively, on our consolidated statements of operations. As of January 29, 2022, we had $5.3 million of deferred qualified payroll and other tax obligations, which is included in accrued expenses on the consolidated balance sheets that we expect to pay at the end of 2022.

We recorded our income tax expense, income tax receivable, and deferred tax assets and related liabilities based on management's best estimates. Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets. Our ability to recover these deferred tax assets depends on several factors, including our ability to project future taxable income. One of the provisions of the CARES Act allows net operating losses generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal statutory tax rate was 35%, as opposed to the current rate of 21%. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As a result of the losses incurred in 2020 due to the impacts of the COVID-19 pandemic, we were in a three-year cumulative loss position as of January 29, 2022 and January 30, 2021, which was significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. A valuation allowance has been recognized as a reserve on the total deferred tax asset balance due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. For 2021, 2020 and 2019, our effective tax rate was 10.7%, 19.7% and 21.1%, respectively. The rate for 2021 was the result of maintaining a full valuation allowance on deferred tax assets while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated 2020 return reflecting implemented tax strategies. The decrease in the rate for 2020 compared to 2019 was the result of recording an additional valuation allowance of $87.6 million partially offset by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35%.

While trends improved during 2021 as compared to 2020, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends will continue. For instance, we have continued to experience reduced customer in-store traffic and net sales when compared to pre-COVID-19 periods, and it is unclear when customer behavior will return to pre-COVID-19 patterns, if at all. The ongoing and prolonged nature of the COVID-19 pandemic may lead to further adjustments to our operations. As such, the ultimate impacts of the COVID-19 pandemic on our businesses will depend on future developments, including the availability of labor, global supply chain disruptions, new variants of COVID-19 and the severity thereof, and the global availability and use of vaccines or palliatives, all of which are highly uncertain and cannot be predicted. As a result, we may have future write-downs or adjustments to inventories, receivables, long-lived assets, intangibles, goodwill, and the valuation allowance on deferred tax assets.

SIGNIFICANT ACCOUNTING POLICIES

Variable Interest Entity- In 2019, we formed a joint venture with an entity affiliated with performing artist and celebrity Jennifer Lopez. This partnership was formed in order to design, source and sell the JLO Jennifer Lopez collection, a line of footwear and handbags. Our Camuto Group business is responsible for design and sourcing, and DSW is the exclusive retailer of the brand. Jennifer Lopez and her team lead the creative directive for marketing and product design, with our technical expertise and guidance. Jennifer Lopez earns fixed licensing fees and also has the opportunity to earn the Company's Class A common shares based on the expansion of our VIP rewards programs from her fan base, which no common shares have been earned yet under this arrangement. Based on certain terms within the joint venture operating agreement, we have determined that we have overall control of the joint venture. In addition, we provide a revolving line of credit to the joint venture and a guarantee for funding in excess of the joint venture's equity. As a result, we are considered the primary beneficiary of the joint venture and it is consolidated within our financial statements. Assets and liabilities of the joint venture are immaterial. We recognize all of the losses of the joint venture up to the amounts guaranteed and share any profits between the partners under the terms of the joint venture operating agreement.

Principles of Consolidation- The consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including the variable interest entity. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in U.S. dollars.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us, along with the estimated, but uncertain, future impacts of the COVID-19 pandemic. Significant estimates and assumptions are required as a part of accounting for sales returns allowances, customer allowances and discounts, allowance for doubtful accounts, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, income taxes, and self-insurance reserves. Although we believe these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

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

Sales from the Brand Portfolio segment are recognized upon transfer of control. Generally, our wholesale customers arrange their own transportation of merchandise and control is transferred at the time of shipment. Sales are recorded at the transaction price, excluding sales tax, net of estimated reserves for customer returns, allowances and discounts. Direct-to-consumer online sales are recognized upon the estimated customer receipt date based on historical delivery transit times and are net of estimated returns and exclude sales tax. First Cost commission income is recognized at the point in time when the customer's freight forwarder takes control of the related merchandise.

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

Cost of Sales- Cost of sales from the U.S. Retail and Canada Retail segments is recognized net of estimated returns. In addition to the cost of merchandise sold, which includes freight and the impact of markdowns, shrink and other inventory valuation adjustments, we include expenses associated with distribution and fulfillment and store occupancy in cost of sales. Distribution and fulfillment expenses comprise of labor costs, third-party fees, rent, depreciation, insurance, utilities, maintenance and other operating costs. Store occupancy expenses include rent, utilities, repairs, maintenance, insurance, janitorial costs, and occupancy-related taxes, but exclude depreciation.

Cost of sales from the Brand Portfolio segment is recognized net of estimated returns. In addition to the cost of merchandise sold, which includes freight and the impact of inventory valuation adjustments, we include royalty expense for licensed brands in cost of sales.

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

Interest Expense, Net- Interest expense, net, is summarized in the following table:

(in thousands)	2021	2020	2019
Interest expense	$(32,198)	$(24,032)	$(8,914)
Interest income	69	338	1,559
	$(32,129)	$(23,694)	$(7,355)

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

Integration and Restructuring Costs- During 2021, we incurred severance costs of $3.3 million ($1.5 million and $1.8 million for the U.S. Retail segment and Brand Portfolio segment, respectively). During 2020, we incurred restructuring costs, which consisted primarily of severance of $15.2 million ($5.5 million, $0.8 million and $8.9 million for the U.S. Retail segment, Canada Retail segment and Brand Portfolio segment, respectively), and professional fees of $2.4 million. During 2019, we incurred integration and restructuring costs related to our prior year acquisition activity, which consisted primarily of severance of $3.9 million, fees for terminating joint ventures of $7.2 million, and professional fees and other integration costs of $6.6 million. Integration and restructuring costs are recorded as operating expenses on the consolidated statements of operations. As of January 29, 2022 and January 30, 2021, we had $1.9 million and $6.5 million, respectively, of severance liability included in accrued expenses on the consolidated balance sheets.

Gain on Settlement- During 2020, we collected $9.0 million, net of legal costs incurred, and recorded a gain to operating expenses in the consolidated statements of operations that was due to a settlement with a vendor related to costs incurred on an internal-use software project that was capitalized and then impaired in a previous year.

New Store Opening Costs- Costs associated with the opening of new stores are expensed as incurred. During 2021, 2020 and 2019, new store opening costs, primarily pre-opening rent and marketing expenses, were $1.6 million, $2.7 million and $2.6 million, respectively.

Marketing Expense- The cost of advertising is generally expensed when the advertising first takes place or when mailed. During 2021, 2020 and 2019, marketing costs were $163.0 million, $131.7 million and $123.9 million, respectively.

Non-Operating Income (Expenses), Net- Non-operating income (expenses), net, includes gains and losses from foreign currency revaluation and realized gains and losses related to our investment portfolio.

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

Cash, Cash Equivalents, and Restricted Cash- Cash and cash equivalents represent cash, money market funds, and credit card receivables that generally settle within three days. Restricted cash represents cash that is restricted as to withdrawal or usage and consists of a mandatory cash deposit maintained for certain insurance policies and letters of credit.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	January 29, 2022	January 30, 2021	February 1, 2020
Cash and cash equivalents	$72,691	$59,581	$86,564
Restricted cash, included in prepaid expenses and other current assets	1,768	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$74,459	$59,581	$86,564

Investments- We determine the balance sheet classification of investments at the time of purchase and evaluate the classification at each balance sheet date. For the balance sheet dates presented, we did not hold any investments in securities other than cash equivalents. We account for investments using the equity method of accounting when we exercise significant influence over the investment. If we do not exercise significant influence, we account for the investment using the cost method of accounting. Cost method investments are included in other assets on the consolidated balance sheets. We evaluate our investments for impairment and whether impairment is other-than-temporary at each balance sheet date.

The following table presents activity related to our equity investment in ABG-Camuto:

(in thousands)	2021	2020	2019
Balance at beginning of period	$58,598	$57,760	$58,125
Share of net earnings	8,986	9,329	10,149
Distributions received	(12,006)	(8,491)	(10,514)
Balance at end of period	$55,578	$58,598	$57,760

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

Inventories- All of our inventory is made up of finished goods. The U.S. Retail segment inventory is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories is decreased by charges to cost of sales at the time the retail value of the inventory is lowered by markdowns. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. The Canada Retail segment and the Brand Portfolio segment inventory is accounted for using the moving average cost method and is stated at the lower of cost or net realizable value. We monitor aged inventory for obsolete and slow-moving inventory that may need to be liquidated in the future at amounts below cost. Reductions to inventory values establish a new cost basis. Favorable changes in facts or circumstances do not result in an increase in the newly established cost basis.

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

Concentration of Risks- We are subject to risks due to concentration of our merchandise coming from China. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with 75% of units sourced from China. In addition to the merchandise sourced through our Brand Portfolio segment, our U.S. Retail segment and Canada Retail segment also sources merchandise from both domestic and foreign third-party vendors. Many of our domestic vendors import a large portion of their merchandise from China.

We are also subject to risks due to the concentration of vendors within the U.S. Retail and Canada Retail segments. During 2021, three key third-party vendors together supplied approximately 20% of our retail merchandise, with no individual vendor providing more than 10% of our retail merchandise.

Financial instruments, which principally subject us to concentration of credit risk, consist of cash and cash equivalents. We invest excess cash when available through financial institutions in money market accounts. At times, such amounts invested through banks may be in excess of Federal Deposit Insurance Corporation insurance limits, and we mitigate the risk by utilizing multiple banks.

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

The carrying value of cash and cash equivalents, restricted cash, receivables, and accounts payables approximated their fair values due to their short-term nature. The fair value of borrowings under our senior secured asset-based credit facility ("ABL Revolver") approximated the carrying value. As of January 29, 2022, the fair value of borrowings under our senior secured term loan ("Term Loan") was $237.6 million compared to the carrying value of $231.3 million. The fair value of debt borrowings was estimated based on current interest rates offered for similar instruments (categorized as Level 2 under the fair value hierarchy).

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

Leases- A lease liability for new leases is recorded based on the present value of future fixed lease commitments with a corresponding lease asset. For leases classified as operating leases, we recognize a single lease cost on a straight-line basis based on the combined amortization of the lease liability and the lease asset. Other leases will be accounted for as finance arrangements. For real estate leases, we are generally required to pay base rent, real estate taxes, and insurance, which are considered lease components, and maintenance, which is a non-lease component. We have elected to not separate non-lease payment components from the associated lease component for all new and modified real estate leases. We determine the discount rate for each lease by estimating the rate that we would be required to pay on a secured borrowing for an amount equal to the lease payments over the lease term. The majority of our real estate leases provide for renewal options, which are typically not included in the lease term used for measuring the lease assets and lease liabilities as it is not reasonably certain we will exercise renewal options.

We monitor for events or changes in circumstances that may require a reassessment of our leases and determine if a remeasurement is required. In response to the COVID-19 pandemic, we negotiated deferrals of lease payments to be repaid over various periods, with no substantive changes to the total consideration without a change in the terms. We have elected to treat these changes as modifications to our leases, resulting in remeasuring the related lease assets and liabilities and including non-lease components per our policy.

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

During 2021, we recorded impairment charges of $1.7 million, including $1.2 million in the U.S. Retail segment for abandoned equipment we are replacing and $0.5 million in the Brand Portfolio segment for the sublease of an abandoned leased space. Refer to section above, Impacts of the COVID-19 Pandemic, regarding impairment charges of long-lived assets during 2020. During 2019, we recorded impairment charges of $7.8 million, including $4.8 million for operating lease assets and other property and equipment in the Brand Portfolio segment related to the planned consolidation of certain locations as part of our integration efforts and $3.0 million primarily for operating lease assets related to under-performing stores ($2.3 million and $0.7 million for the U.S. Retail segment and Canada Retail segment, respectively).

Goodwill and Other Indefinite Lived Intangible Assets- We evaluate goodwill and other indefinite lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that there is an impairment. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value exceeds its fair value, we will calculate the estimated fair value. Fair value is typically calculated using a discounted cash flow analysis. Where deemed appropriate, we may also utilize a market approach for estimating fair value. Impairment charges are calculated as the amount by which the carrying amount exceeds its fair value, but not to exceed the carrying value for goodwill. Refer to section above, Impacts of the COVID-19 Pandemic, regarding impairment charges of goodwill during 2020.

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

Foreign Currency Translation and Transactions- Our wholly-owned Canadian subsidiary has Canadian dollars as its functional currency. Assets and liabilities of this business are translated into U.S. dollars at exchange rates in effect at the balance sheet date or historical rates as appropriate. Each quarter, amounts included in our consolidated statements of operations from this business are translated at the average exchange rate for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss. Transaction gains and losses are included in the consolidated statements of operations.

Deferred Compensation Plans- We provide deferred compensation plans, including defined contribution plans to eligible associates and a non-qualified deferred compensation plan for certain executives and members of the Board of Directors. Participants may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During 2021, 2020 and 2019, we recognized costs associated with matching contributions of $5.9 million, $5.3 million and $5.9 million, respectively.

2. REVENUE

DISAGGREGATION OF NET SALES

The following table presents net sales disaggregated by product and service category for each segment:

(in thousands)	2021	2020	2019
Net sales:
U.S. Retail segment:
Women's footwear	$1,772,729	$1,161,836	$1,853,265
Men's footwear	620,631	386,338	539,917
Kids' footwear	234,806	151,121	158,261
Accessories and other	141,540	101,028	193,952
	2,769,706	1,800,323	2,745,395
Canada Retail segment:
Women's footwear	117,045	92,623	133,762
Men's footwear	60,972	45,665	63,140
Kids' footwear	48,503	37,233	40,995
Accessories and other	8,289	7,138	11,120
	234,809	182,659	249,017
Brand Portfolio segment:
Wholesale	240,491	197,940	379,698
Commission income	17,657	18,509	26,424
Direct-to-consumer	27,876	32,197	42,163
	286,024	248,646	448,285
Other	—	62,909	122,090
Total segment net sales	3,290,539	2,294,537	3,564,787
Elimination of intersegment sales	(93,956)	(59,818)	(72,100)
Total net sales	$3,196,583	$2,234,719	$3,492,687

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and loyalty programs:

(in thousands)	2021	2020	2019
Gift cards:
Beginning of period	$34,442	$35,461	$34,998
Gift cards redeemed and breakage recognized to net sales	(75,352)	(59,173)	(91,000)
Gift cards issued	77,693	58,154	91,463
End of period	$36,783	$34,442	$35,461
Loyalty programs:
Beginning of period	$11,379	$16,138	$16,151
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(30,453)	(25,049)	(37,311)
Deferred revenue for loyalty points issued	34,810	20,290	37,298
End of period	$15,736	$11,379	$16,138

CUSTOMER ALLOWANCES

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

The following table presents the changes and total balances for sales reserves:

(in thousands)	2021	2020	2019
Sales returns allowances:
Beginning of period	$17,333	$21,408	$17,743
Net sales reduced for estimated returns	424,402	279,923	448,886
Actual returns during the period	(423,161)	(283,998)	(445,221)
End of period	$18,574	$17,333	$21,408
Customer allowances and discounts reserve:
Beginning of period	$4,579	$11,528	$13,094
Acquisition adjustments during measurement period	—	—	(3,267)
Net sales reduced for estimated allowances and discounts	8,709	14,363	43,733
Actual allowances and discounts during the period	(11,191)	(21,312)	(42,032)
End of period	$2,097	$4,579	$11,528

As of January 29, 2022 and January 30, 2021, the asset for recovery of merchandise returns was $9.4 million and $8.4 million, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

3. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family (the "Schottenstein Affiliates"). As of January 29, 2022, the Schottenstein Affiliates beneficially owned approximately 19% of the Company's outstanding common shares, representing approximately 54% of the combined voting power, consisting of, in the aggregate, 6.5 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease our fulfillment center and certain store locations owned by the Schottenstein Affiliates. See Note 12, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During 2021, 2020 and 2019, we had other purchases and services we incurred from the Schottenstein Affiliates of $4.9 million, $4.8 million and $6.0 million, respectively.

Due to Related Parties- Amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-CAMUTO

We have a 40% interest in our equity investment in ABG-Camuto. We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For each fiscal year 2021, 2020 and 2019, we recorded royalty expense for amounts paid to ABG-Camuto of $18.2 million. See Note 13, Commitments and Contingencies - Contractual Obligations, for future guaranteed minimum royalty payment requirements to ABG-Camuto. Amounts due to ABG-Camuto were immaterial for all periods presented.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share:

(in thousands)	2021	2020	2019
Weighted average basic shares outstanding	73,024	72,198	73,602
Dilutive effect of stock-based compensation awards	4,244	—	1,003
Weighted average diluted shares outstanding	77,268	72,198	74,605

For 2021, 2020 and 2019, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 3.1 million, 5.9 million and 3.2 million, respectively.

5. STOCK-BASED COMPENSATION

The DSW Inc. 2014 Long-Term Incentive Plan (the "Plan") provides for the issuance of stock-based compensation awards to eligible recipients. The Plan replaced the DSW Inc. 2005 Equity Incentive Plan but did not affect outstanding awards granted under that plan. Eligible recipients include associates, including executive officers, and non-employee directors. The maximum number of shares of Class A common shares underlying awards which may be issued over the term of the Plan cannot exceed 11.0 million shares. As of January 29, 2022, 8.6 million shares of Class A common shares remain available for future stock-based compensation grants under the Plan.

Stock-based compensation expense consisted of the following:

(in thousands)	2021	2020	2019
Stock options	$643	$1,467	$2,079
Restricted and director stock units	23,280	18,769	14,980
	$23,923	$20,236	$17,059

STOCK OPTIONS

Stock options were granted with an exercise price per share equal to the fair market value of our Class A common shares on the grant date. Stock options generally vest 20% per year on a cumulative basis and remain exercisable for a period of 10 years from the date of grant. Stock option activity for the periods presented and unvested options as of January 29, 2022 were immaterial.

RESTRICTED STOCK UNITS

Grants of time-based RSUs generally cliff vest after three years and performance-based RSUs generally cliff vest after three years based upon the achievement of pre-established goals as of the end of the first year of the term. RSUs receive dividend equivalents in the form of additional RSUs, which are subject to the same restrictions and forfeiture provisions as the original award. The grant date fair value of RSUs is based on the closing market price of the Class A common shares on the date of the grant.

The following table summarizes the activity for unvested RSUs for 2021:

	Time-Based RSUs		Performance-Based RSUs
(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of period	6,445	$9.20	540	$21.84
Granted	1,161	$15.40	595	$15.38
Vested	(1,165)	$13.39	(366)	$21.79
Forfeited	(383)	$9.28	(25)	$15.38
Outstanding - end of period	6,058	$9.60	744	$17.39

The total fair value of time-based RSUs that vested during 2021, 2020 and 2019 was $15.1 million, $6.5 million and $3.8 million, respectively. As of January 29, 2022, the total compensation cost related to unvested time-based RSUs not yet recognized was $23.3 million, with a weighted average expense recognition period remaining of 1.7 years.

The total fair value of performance-based RSUs that vested during 2021, 2020 and 2019 was $7.4 million, $4.0 million and $3.9 million, respectively. As of January 29, 2022, the total compensation cost related to unvested performance-based RSUs not yet recognized was approximately $6.5 million, with a weighted average expense recognition period remaining of 2.1 years.

DIRECTOR STOCK UNITS

We issue stock units to non-employee directors. Stock units are automatically granted to each director on the date of each annual meeting of shareholders based on the closing market price of the Class A common shares. In addition, each director that is eligible to receive compensation for board service may elect to have the cash portion of such compensation paid in the form of stock units. Stock units granted to directors vest immediately and directors are given the option to settle their units 30 days after the grant date, at a specified date more than 30 days following the grant date, or defer receipt until completion of service. Stock units granted to directors not yet settled, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings (loss) per share. As of January 29, 2022, we had 0.5 million director stock units not yet settled.

6. SHAREHOLDERS' EQUITY

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

The following table provides additional information for our common shares:

(in thousands)	January 29, 2022		January 30, 2021
	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000
Issued shares	87,793	7,733	86,835	7,733
Outstanding shares	65,624	7,733	64,666	7,733
Treasury shares	22,169	—	22,169	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

SHARE REPURCHASES

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization, with $334.9 million of Class A common shares that remain authorized for repurchase under the program as of January 29, 2022. The share repurchase program is subject to the ABL Revolver and Term Loan restrictions and may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Any share repurchases will be completed in the open market at times and in amounts considered appropriate based on price and market conditions.

ACCUMULATED OTHER COMPREHENSIVE LOSS

For 2021, the change in accumulated other comprehensive loss was due to foreign currency translation adjustments as shown in the consolidated statements of shareholders' equity. For 2020 and 2019, changes for the balances of each component of accumulated other comprehensive loss, net of tax, were as follows:

(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total
Balance, February 2, 2019	$(2,328)	$(378)	$(2,706)
Other comprehensive income (loss) before reclassifications	(340)	609	269
Amounts reclassified to non-operating expenses, net	—	(58)	(58)
Other comprehensive income (loss)	(340)	551	211
Balance, February 1, 2020	(2,668)	173	(2,495)
Other comprehensive income (loss) before reclassifications	(618)	195	(423)
Amounts reclassified to non-operating income, net	—	(368)	(368)
Other comprehensive loss	(618)	(173)	(791)
Balance, January 30, 2021	$(3,286)	$—	$(3,286)

7. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	January 29, 2022	January 30, 2021
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$27,827	$29,615
Serviced by third-party provider without guaranteed payment	82	363
Serviced in-house	2,783	4,576
Income tax receivable	162,240	149,824
Other receivables	8,026	12,865
Total receivables	200,958	197,243
Allowance for doubtful accounts	(1,132)	(1,194)
	$199,826	$196,049

The following table presents the activity for the allowance for doubtful accounts:

(in thousands)	2021	2020	2019
Allowance for doubtful accounts - beginning of period	$(1,194)	$(1,219)	$(939)
Provision for bad debts	(40)	(1,041)	(1,446)
Recoveries and other adjustments	102	1,066	1,166
Allowance for doubtful accounts - end of period	$(1,132)	$(1,194)	$(1,219)

8. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(dollars in thousands)	Useful Life (years)	January 29, 2022	January 30, 2021
Land	Indefinite	$1,110	$1,110
Buildings	39	12,485	12,485
Building and leasehold improvements	3-20 or the lease term if shorter	447,158	446,937
Furniture, fixtures and equipment	3-15	466,405	471,586
Software	3-5	206,579	194,064
Construction in progress		17,239	10,659
Total property and equipment		1,150,976	1,136,841
Accumulated depreciation and amortization		(894,190)	(840,372)
		$256,786	$296,469

9. GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents the changes to goodwill by segment:

(in thousands)	January 29, 2022			January 30, 2021
	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$93,655	$—	$93,655
Canada Retail	43,086	(43,086)	—	41,610	(41,610)	—
Brand Portfolio	19,989	(19,989)	—	19,989	—	19,989
	156,730	(63,075)	93,655	155,254	(41,610)	113,644
Activity by segment:
Canada Retail-
Currency translation adjustment	28	(28)	—	1,476	(1,476)	—
Brand Portfolio-
Impairment charges	—	—	—	—	(19,989)	(19,989)
	28	(28)	—	1,476	(21,465)	(19,989)
End of period by segment:
U.S. Retail	93,655	—	93,655	93,655	—	93,655
Canada Retail	43,114	(43,114)	—	43,086	(43,086)	—
Brand Portfolio	19,989	(19,989)	—	19,989	(19,989)	—
	$156,758	$(63,103)	$93,655	$156,730	$(63,075)	$93,655

INTANGIBLE ASSETS

Intangible assets consisted of the following:

(in thousands)	January 29, 2022			January 30, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived customer relationships	$1,409	$(1,409)	$—	$2,909	$(2,791)	$118
Indefinite-lived trademarks and tradenames	15,527	—	15,527	15,517	—	15,517
	$16,936	$(1,409)	$15,527	$18,426	$(2,791)	$15,635

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	January 29, 2022	January 30, 2021
Gift cards	$36,783	$34,442
Accrued compensation and related expenses	41,603	49,864
Accrued taxes	28,327	24,206
Loyalty programs deferred revenue	15,736	11,379
Sales returns allowances	18,574	17,333
Customer allowances and discounts	2,097	4,579
Other	72,692	58,523
	$215,812	$200,326

11. DEBT

Debt consisted of the following:

(in thousands)	January 29, 2022	January 30, 2021
ABL Revolver	$—	$100,000
Term Loan	231,250	243,750
Total debt	231,250	343,750
Less unamortized Term Loan debt issuance costs	(5,714)	(8,931)
Less current maturities of long-term debt	—	(62,500)
Long-term debt	$225,536	$272,319

As of January 29, 2022, the total borrowings under the Term Loan were classified as long-term debt since we had the ability and intent to refinance the Term Loan using borrowings from our ABL Revolver, which we classify as long-term debt. See Note 16, Subsequent Event, for additional information.

ABL REVOLVER

On August 7, 2020, we replaced our previous senior unsecured revolving credit agreement with the ABL Revolver, which provides a revolving line of credit of up to $400.0 million, including a Canadian sub-limit of up to $20.0 million, a $50.0 million sub-limit for the issuance of letters of credit, a $40.0 million sub-limit for swing loan advances for U.S. borrowings, and a $2.0 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in August 2025 and, as of January 29, 2022, was secured by substantially all of our personal property assets, including a first priority lien on credit card receivables and inventory and a second priority lien on personal property assets that constituted first priority collateral for the Term Loan. The amount of credit available is limited to a borrowing base based on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of January 29, 2022, the ABL

Revolver had a borrowing base of $400.0 million, with no outstanding borrowings and $4.9 million in letters of credit issued, resulting in $395.1 million available for borrowings.

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the overnight bank funding rate plus 0.5%, and (iii) the adjusted one-month London Interbank Offered Rate ("LIBOR") (as defined) plus 1.0%; or (B) an adjusted LIBOR per annum (subject to a floor of 0.75%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.00% as of January 29, 2022. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees, and the amortization of debt issuance costs.

TERM LOAN

On August 7, 2020, we also entered into a $250.0 million Term Loan. The Term Loan required minimum quarterly principal payments with the remaining outstanding balance due in August 2025. The Term Loan had limited prepayment requirements under certain conditions. The Term Loan was collateralized by a first priority lien on substantially all of our personal and real property (subject to certain exceptions), including investment property and intellectual property, and by a second priority lien on certain other personal property, primarily credit card receivables, and inventory, that constitute first priority collateral for the ABL Revolver.

Borrowings under the Term Loan accrued interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greater of (i) 3.25%, (ii) the prime rate, (iii) the overnight bank funding rate plus 0.5%, and (iv) the adjusted one-month LIBOR plus 1.0%, plus, in each instance, 7.5%; or (B) an adjusted LIBOR per annum (subject to a floor of 1.25%), plus 8.5%, with an interest rate of 9.75% (effective interest rate of 11.77% when including the amortization of debt issuance costs) as of January 29, 2022.

DEBT COVENANTS

The ABL Revolver contains a minimum availability covenant where an event of default shall occur if availability is less than the greater of $30.0 million or 10.0% of the maximum credit amount. The Term Loan included a springing covenant imposing a minimum earnings before interest, taxes, depreciation, and amortization covenant, which arises when liquidity is less than $150.0 million. In addition, the ABL Revolver and the Term Loan each contain customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. As of January 29, 2022, we were limited in our ability to pay dividends, repurchase stock, and make certain restricted payments above a maximum of $10.0 million over the term of the Term Loan. Both the ABL Revolver and the Term Loan contain customary events of default with cross-default provisions. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. As of January 29, 2022, we were in compliance with all financial covenants.

12. LEASES

We lease our stores, fulfillment center, and other facilities under operating lease arrangements with unrelated parties and related parties owned by the Schottenstein Affiliates. We pay variable amounts for certain lease and non-lease components as well as for contingent rent based on sales for certain leases where the sales are in excess of specified levels and for leases that have certain contingent triggering events that are in effect. We also lease equipment under operating leases. We receive operating sublease income from unrelated third parties for leasing portions or all of certain properties. Operating sublease income and operating expenses for these properties are included in operating expenses in our consolidated statements of operations.

Lease income and lease expense consisted of the following:

(in thousands)	2021	2020	2019
Operating sublease income	$11,879	$12,219	$9,601
Operating lease expense:
Lease expense to unrelated parties	$192,146	$199,729	$213,156
Lease expense to related parties	9,273	9,239	9,486
Variable lease expense to unrelated parties	73,159	63,881	53,239
Variable lease expense to related parties	1,520	1,341	1,283
	$276,098	$274,190	$277,164

Lease term and discount rate for our operating leases were as follows:

	January 29, 2022	January 30, 2021
Other operating lease information:
Weighted-average remaining lease term	5.1 years	5.3 years
Weighted-average discount rate	4.0%	4.0%

As of January 29, 2022, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
2022	$221,933	$7,118	$229,051
2023	185,069	4,573	189,642
2024	140,140	4,139	144,279
2025	103,219	3,919	107,138
2026	75,748	3,596	79,344
Future fiscal years thereafter	130,377	3,838	134,215
	856,486	27,183	883,669
Less discounting impact on operating leases	(85,380)	(2,632)	(88,012)
Total operating lease liabilities	771,106	24,551	795,657
Less current operating lease liabilities	(195,944)	(6,284)	(202,228)
Non-current operating lease liabilities	$575,162	$18,267	$593,429

As of January 29, 2022, we have entered into lease commitments for one new store location and three store relocations where the leases have not yet commenced, and therefore the lease liabilities have not yet been recorded. We expect the lease commencement to begin over the next three fiscal quarters for these locations, and we will record additional operating lease liabilities of approximately $8.8 million.

13. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

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

INSURANCE RECOVERIES

During 2020, a third-party vendor experienced a shutdown of services to us that impacted our ability to fulfill orders from customers for a limited period of time. This incident is covered under an insurance policy that provides for reimbursement of lost profits and recognized losses as a result of the outage. During 2020, we recognized an insurance recovery receivable of $3.0 million, recorded as an offset to cost of sales, for recognized losses that we believe are probable of being reimbursed through the insurance policy. Reimbursement for lost profits and any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when realized or realizable. We continue to work with the insurance carrier to reach an agreement on the total amount to be recovered.

GUARANTEES

We provide guarantees for lease obligations that are scheduled to expire in 2023 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of January 29, 2022, the total future minimum lease payment requirements for these guarantees were approximately $13.7 million.

CONTRACTUAL OBLIGATIONS

As of January 29, 2022, we have entered into various noncancelable purchase and service agreements, including construction commitments for capital items to be purchased for projects that were under construction or for which a lease has been signed. In addition, we have license agreements that allow us to use third-party owned brands, including a license agreement with ABG-Camuto (a related party), that have guaranteed minimum royalty payments.

As of January 29, 2022, our noncancelable purchase obligations and future guaranteed minimum royalty payments are as follows:

(in thousands)	Noncancelable Purchase Obligations	Guaranteed Minimum Royalties
		Unrelated Parties	Related Party	Total
2022	$9,101	$16,309	$18,350	$34,659
2023	7,306	15,309	18,350	33,659
2024	2,331	14,884	19,650	34,534
2025	691	12,184	19,650	31,834
2026	691	12,184	19,650	31,834
Future fiscal years thereafter	1,266	50,868	39,300	90,168
	$21,386	$121,738	$134,950	$256,688

14. INCOME TAXES

Income (loss) before income taxes consisted of the following:

(in thousands)	2021	2020	2019
Domestic income (loss)	$161,409	$(559,120)	$111,021
Foreign income (loss)	11,616	(49,527)	8,753
	$173,025	$(608,647)	$119,774

Income tax provision (benefit) consisted of the following:

(in thousands)	2021	2020	2019
Current:
Federal	$16,696	$(151,931)	$21,196
Foreign	1,774	1,451	205
State and local	1,061	(3,840)	6,596
Total current tax expense (benefit)	19,531	(154,320)	27,997
Deferred:
Federal	(555)	23,601	(620)
Foreign	(556)	1,504	(1,241)
State and local	124	9,287	(859)
Total deferred tax expense (benefit)	(987)	34,392	(2,720)
Income tax provision (benefit)	$18,544	$(119,928)	$25,277

The following presents a reconciliation of the income tax provision (benefit) based on the U.S. federal statutory tax rate to the total tax provision (benefit):

(in thousands)	2021	2020	2019
Income tax provision (benefit) at federal statutory rate	$36,335	$(127,816)	$25,152
State and local taxes, net of federal benefit (provision)	7,870	(23,678)	4,809
Foreign tax rate differential	1,111	(3,000)	546
Change in valuation allowance	(29,950)	87,579	(3,949)
Non-deductible compensation	6,799	3,617	344
CARES Act rate differential	(1,697)	(57,894)	—
Other	(1,924)	1,264	(1,625)
	$18,544	$(119,928)	$25,277

See Note 1, Description of Business and Significant Accounting Policies - Impacts of the COVID-19 Pandemic, for discussion of the CARES Act rate differential and the change in valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

(in thousands)	January 29, 2022	January 30, 2021
Deferred tax assets:
Operating lease liabilities	$202,683	$232,910
Net operating losses	27,516	34,917
Stock-based compensation	10,334	11,782
Inventories	9,250	9,103
Accrued expenses	4,832	5,567
Loyalty programs deferred revenue	3,714	2,406
State bonus depreciation	3,253	4,654
Intangible assets	2,994	5,031
Other	2,738	5,977
	267,314	312,347
Less: valuation allowance	(70,762)	(101,185)
Total deferred tax assets, net of valuation allowance	196,552	211,162
Deferred tax liabilities:
Operating lease assets	(170,421)	(187,398)
Property and equipment	(26,527)	(23,306)
Other	(3,210)	(5,065)
	(200,158)	(215,769)
Net deferred tax liabilities	$(3,606)	$(4,607)

Net deferred income taxes are reported within the consolidated balance sheets as follows:

(in thousands)	January 29, 2022	January 30, 2021
Deferred tax assets included in other assets	$356	$—
Deferred tax liabilities included in other non-current liabilities	(3,962)	(4,607)
	$(3,606)	$(4,607)

As of January 29, 2022, the valuation allowance is primarily related to federal, state and foreign deferred tax assets. Additionally, there are $9.1 million state and $14.4 million foreign net operating losses, which, if not utilized, a portion of the carryovers will begin to expire in 2025 and 2038, respectively. The following table presents the changes in valuation allowance:

(in thousands)	2021	2020	2019
Valuation allowance - beginning of period	$101,185	$9,472	$14,097
Additions charged to income tax provision (benefit)	—	87,579	—
Allowances taken or written off	(29,950)	—	(3,949)
Other adjustments	(473)	4,134	(676)
Valuation allowance - end of period	$70,762	$101,185	$9,472

We intend to continue to invest all of the earnings of foreign subsidiaries, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and we do not expect to incur any significant additional taxes related to such amounts.

The following table presents the changes in gross unrecognized tax benefits:

(in thousands)	2021	2020	2019
Unrecognized tax benefits - beginning of period	$10,087	$10,764	$11,608
Additions for tax positions taken in the current year	1,021	603	1,692
Reductions for tax positions taken in prior years:
Changes in estimates	—	—	(340)
Settlements	—	(1,280)	(2,196)
Unrecognized tax benefits - end of period	$11,108	$10,087	$10,764

Of the total unrecognized tax benefits at January 29, 2022, January 30, 2021 and February 1, 2020, approximately $9.5 million, $8.7 million and $9.2 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on our financial position, results of operations, or cash flows. We recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision (benefit). As of January 29, 2022, January 30, 2021 and February 1, 2020, interest and penalties were $3.1 million, $2.6 million and $2.3 million, respectively.

We are no longer subject to U.S. federal or state income tax examinations for years prior to 2015. We have a federal and three state income tax returns in the process of examination at this time. We estimate the range of possible changes that may result from any future tax examinations to be insignificant at this time.

15. SEGMENT REPORTING

The following table provides certain financial data by segment reconciled to the consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate / Eliminations	Total
2021
Net sales:
External customer sales	$2,769,706	$234,809	$192,068	$—	$—	$3,196,583
Intersegment sales	—	—	93,956	—	(93,956)	—
Total net sales	$2,769,706	$234,809	$286,024	$—	$(93,956)	$3,196,583
Gross profit	$933,555	$76,728	$66,774	$—	$(8,420)	$1,068,637
Income from equity investment	$—	$—	$8,986	$—	$—	$8,986
Cash paid for property and equipment	$15,296	$3,225	$630	$—	$13,879	$33,030
Depreciation and amortization	$40,693	$7,378	$5,262	$—	$24,590	$77,923
2020
Net sales:
External customer sales	$1,800,323	$182,659	$188,828	$62,909	$—	$2,234,719
Intersegment sales	—	—	59,818	—	(59,818)	—
Total net sales	$1,800,323	$182,659	$248,646	$62,909	$(59,818)	$2,234,719
Gross profit	$242,786	$28,651	$36,393	$962	$2,449	$311,241
Income from equity investment	$—	$—	$9,329	$—	$—	$9,329
Cash paid for property and equipment	$9,997	$3,420	$1,194	$67	$16,436	$31,114
Depreciation and amortization	$47,083	$7,817	$5,433	$42	$27,651	$88,026

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate / Eliminations	Total
2019
Net sales:
External customer sales	$2,745,395	$249,017	$376,185	$122,090	$—	$3,492,687
Intersegment sales	—	—	72,100	—	(72,100)	—
Total net sales	$2,745,395	$249,017	$448,285	$122,090	$(72,100)	$3,492,687
Gross profit	$786,976	$79,850	$114,170	$26,065	$(7,391)	$999,670
Income from equity investment	$—	$—	$10,149	$—	$—	$10,149
Cash paid for property and equipment	$36,302	$7,600	$3,574	$178	$30,166	$77,820
Depreciation and amortization	$47,282	$9,583	$5,644	$372	$23,768	$86,649

The U.S. Retail and Brand Portfolio segments and Other net sales recognized are primarily based on sales to customers in the U.S., and Canada Retail segment net sales recognized are based on sales to customers in Canada. Net sales realized from geographic markets outside of the U.S. and Canada have collectively been immaterial.

As of January 29, 2022 and January 30, 2021, long-lived assets, consisting of property and equipment and operating lease assets, included $835.9 million and $917.5 million, respectively, in the U.S. and $66.1 million and $78.9 million, respectively, in Canada, with only an immaterial amount in other countries. No single customer accounts for 10% or more of consolidated total net sales. However, the Brand Portfolio segment has four customers that make up approximately 57% of its total net sales, excluding intersegment net sales, and the loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.

16. SUBSEQUENT EVENT

On February 8, 2022, we settled in full the $231.3 million principal amount outstanding under our Term Loan. In connection with this settlement, we incurred a $12.7 million loss on extinguishment of debt, comprised of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs, which will be recorded in the first quarter of 2022. The settlement of the Term Loan was made using proceeds from borrowings under the ABL Revolver.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Form 10-K, that such disclosure controls and procedures were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Management assessed the effectiveness of our internal control system as of January 29, 2022. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.

Deloitte & Touche LLP (PCAOB ID No. 34), our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting, as stated in its report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(e), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The information set forth below is included herein, by our option, for the purpose of providing disclosure under "Item 1.02 - Termination of a Material Definitive Agreement" of Form 8-K.

On March 15, 2022, we terminated our Equity Distribution Agreement (the "ATM Agreement") with BMO Capital Markets Corp., pursuant to which we were entitled, but not required, to offer and sell up to $100 million of our Class A common shares. The termination was effective March 15, 2022. As of the date of the termination, we had not sold any shares under the ATM Agreement. We will not incur any termination penalties as a result of this termination.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions "INFORMATION ABOUT OUR EXECUTIVE OFFICERS," "PROPOSAL 1- ELECTION OF DIRECTORS" and "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION" in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION," "REPORT OF THE COMPENSATION COMMITTEE," "COMPENSATION DISCUSSION AND ANALYSIS" and the related tabular disclosure, and "FISCAL YEAR 2021 DIRECTOR COMPENSATION" in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption "REPORT OF THE COMPENSATION COMMITTEE" shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information contained under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLAN INFORMATION" in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended January 29, 2022, January 30, 2021 and February 1, 2020
•Consolidated Statements of Comprehensive Income (Loss) for the years ended January 29, 2022, January 30, 2021 and February 1, 2020
•Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021
•Consolidated Statements of Shareholders' Equity for the years ended January 29, 2022, January 30, 2021 and February 1, 2020

•Consolidated Statements of Cash Flows for the years ended January 29, 2022, January 30, 2021 and February 1, 2020
•Notes to the Consolidated Financial Statements

(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3) and (b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated February 8, 2011, among DSW Inc., DSW MS LLC, and Retail Ventures, Inc.	8-K/A	001-32545	2/25/2011	2.1
2.2	Agreement of Purchase and Sale, dated October 31, 2012, among DSW Inc., 4300 East Fifth Avenue LLC, 4300 Venture 34910 LLC, and 4300 Venture 6729 LLC.	8-K	001-32545	11/1/2012	2.1
2.3	Securities Purchase Agreement, dated as of October 10, 2018, by and among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	8-K	001-32545	10/11/2018	2.1
2.3.1	Amendment to Securities Purchase Agreement, dated October 10, 2018, by and among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	10-K	001-32545	03/26/2019	2.4.1
2.3.2	Side Letter to Securities Purchase Agreement, dated January 31, 2019, by and among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	10-K	001-32545	03/26/2019	2.4.2
3.1	Amended and Restated Articles of Incorporation of Designer Brands Inc. dated March 19, 2019.	10-K	001-32545	03/26/2019	3.1
3.2	Amended and Restated Code of Regulations.	10-K	001-32545	04/13/2006	3.2
4.1	Specimen Class A Common Shares Certificate.	10-Q	001-32545	06/4/2019	4.1
4.2	Description of Designer Brands Inc.'s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-32545	05/01/2020	4.2
10.1	Corporate Services Agreement, dated June 12, 2002, between Retail Ventures and Schottenstein Stores Corporation.	10-Q	001-10767	06/18/2002	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Retail Ventures, Schottenstein Stores Corporation and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc., Schottenstein Management Company and DSW Inc. related thereto.	8-K	001-10767	07/11/2005	10.5
10.2#	Employment Agreement, dated March 4, 2005, between Deborah L. Ferrée and DSW Inc.	S-1	333-123289	03/14/2005	10.4
10.2.1#	First Amendment to Employment Agreement, dated December 31, 2007, between Deborah L. Ferrée and DSW Inc.	10-K	001-32545	4/17/2008	10.2.1
10.2.2#	Second Amendment to Employment Agreement, dated February 12, 2016, between Deborah L. Ferrée and DSW Inc.	10-K	001-32545	3/24/2016	10.2.2
10.3#	DSW Inc. 2014 Long-Term Incentive Plan.	Schedule 14A	001-32545	4/30/2014	Appendix C
10.3.1#	First Amendment to DSW Inc. 2014 Long-Term Incentive Plan, dated January 31, 2018.	10-K	001-32545	3/26/2019	10.3.1
10.3.2#	Designer Brands Inc. 2014 Long-Term Incentive Plan (as Amended and Restated).	S-8	333-239853	7/14/2020	99.1
10.3.3#	Form of Restricted Stock Units Award Agreement for Employees (2020).	10-K	001-32545	5/1/2020	10.3.2
10.3.4#	Form of Stock Units for Automatic Grants to Non-employee Directors (2020).	10-K	001-32545	5/1/2020	10.3.3
10.3.5#	Form of Nonqualified Stock Option Award Agreement for Employees (2020).	10-K	001-32545	5/1/2020	10.3.4
10.3.6#	Form of Performance-Based Restricted Stock Units Award Agreement for Employees (2020).	10-K	001-32545	5/1/2020	10.3.5
10.3.7#	Form of Restricted Stock Units Award Agreement for Canada Employees (2020).	10-K	001-32545	5/1/2020	10.3.6
10.3.8#*	Form of Performance Share Agreement (2021).	-	-	-	-
10.3.9#*	Form of Director Stock Unit Agreement (2021).	-	-	-	-
10.4	Credit Agreement, dated August 25, 2017, among DSW Inc., as the lead borrower, certain of its Canadian subsidiaries that may become borrowers thereunder, Designer Brand Inc.'s domestic subsidiaries as guarantors, the lenders party thereto, and PNC Bank, National Association, as administrative agent for the lenders.	8-K	001-32545	8/31/2017	10.1
10.4.1	First Amendment to Credit Agreement, dated as of January 30, 2018, by and among DSW Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent.	10-K	001-32545	5/1/2020	10.4.1
10.4.2	Second Amendment to Credit Agreement, dated as of October 10, 2018, by and among DSW Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent.	8-K	001-32545	10/11/2018	10.1
10.4.3	Third Amendment to Credit Agreement, dated as of March 16, 2020, by and among Designer Brands Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.	10-K	001-32545	5/1/2020	10.4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.4.4	Fourth Amendment to Credit Agreement, dated as of April 30, 2020, by and among Designer Brands Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent.	10-K	001-32545	5/1/2020	10.4.4
10.4.5	Pledge and Security Agreement, dated April 30, 2020, by and among each of the Grantors referred to therein, in favor of PNC Bank, National Association, in its capacity as administrative and collateral agent for the Secured Parties referred to therein.	10-K	001-32545	5/1/2020	10.4.5
10.5	Cost Sharing Agreement, dated November 1, 2012, between 4300 East Fifth Avenue LLC and 810 AC LLC, a wholly owned subsidiary of DSW.	8-K	001-32545	11/2/2012	10.1
10.6#*	Designer Brands Inc. Cash Incentive Plan.	-	-	-	-
10.7	Form of Indemnification Agreement between Designer Brands Inc. and its officers and directors.	10-K	001-32545	5/1/2020	10.7
10.8	Management Agreement, dated November 1, 2012, between Schottenstein Property Group, LLC and 810 AC LLC, a wholly owned subsidiary of DSW.	8-K	001-32545	11/01/2012	10.2
10.9	Master Separation Agreement, dated July 5, 2005, between DSW Inc. and Retail Ventures, Inc.	8-K	001-10767	7/11/2005	10.1
10.9.1	Amendment to Master Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated May 26, 2011.	8-K	001-32545	5/26/2011	10.1
10.10	Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc.	8-K	001-32545	6/5/2006	10.1
10.10.1	First Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into August 26, 2008.	10-K	001-32545	3/23/2018	10.11.1
10.10.2	Second Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into February 23, 2012.	10-K	001-32545	3/23/2018	10.11.2
10.10.3	Third Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into September 10, 2013.	10-K	001-32545	3/23/2018	10.11.3
10.10.4	Fourth Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into on July 31, 2014.	10-K	001-32545	3/23/2018	10.11.4
10.10.5	Fifth Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into on March 14, 2017.	10-K	001-32545	3/23/2018	10.11.5
10.10.6	Sixth Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between DSW Inc. and Stein Mart, Inc. Entered into on December 6, 2017.	10-K	001-32545	3/23/2018	10.11.6
10.10.7	Seventh Amendment to Amended and Restated Supply Agreement dated May 30, 2006, between Designer Brands Inc. and Stein Mart Inc. Entered into on May 13, 2020.	10-Q	001-32545	6/19/2020	10.5
10.11#	Nonqualified Deferred Compensation Plan.	10-Q	001-32545	12/13/2007	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.12	Agreement of Lease, dated October 1, 2007, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center.	8-K	001-32545	3/6/2008	10.1
10.12.1	Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center.	10-Q	001-32545	12/3/2009	10.1
10.12.2	Second Lease Amendment to Agreement of Lease, dated November 30, 2010, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center.	10-K	001-32545	3/22/2011	10.56.2
10.12.3	Third Lease Amendment to Agreement of Lease, dated March 1, 2013, between 4300 Venture 34910 LLC, a Schottenstein Affiliate, and eTailDirect LLC re: fulfillment center.	10-Q	001-32545	6/7/2013	10.1
10.12.4	Fourth Lease Amendment to Agreement of Lease, dated December 23, 2016, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center.	10-K	001-32545	3/26/2019	10.12.4
10.13	Guaranty by DSW Inc. to 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation re: Lease, dated October 1, 2007 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of dsw.com.	8-K	001-32545	3/6/2008	10.5
10.14#	Employment Agreement, dated March 27, 2009, between William L. Jordan and DSW Inc.	10-K	001-32545	4/1/2009	10.61
10.14.1#	First Amendment to Employment Agreement, dated November 9, 2015, between William L. Jordan and DSW Inc.	10-K	001-32545	3/24/2016	10.29.1
10.15#	Amended and Restated Standard Executive Severance Agreement, dated December 6, 2019, between Designer Brands Inc. and Roger Rawlins.	10-Q	001-32545	12/10/2019	10.1
10.16#	Standard Executive Severance Agreement, dated July 20, 2016, between Jared Poff and DSW Inc.	10-Q	001-32545	9/1/2016	10.1
10.17#	Standard Executive Severance Agreement, dated April 9, 2020, between Mary Turner and Designer Brands Inc.	10-K	001-32545	5/1/2020	10.21
10.18#*	Standard Executive Severance Agreement, dated January 30, 2022, between James Weinberg and Designer Brands Inc.	-	-	-	-
10.19	Term Loan Credit Agreement, dated August 7, 2020, among Designers Brands Inc., as the lead borrower, Designer Brands Canada Inc., as the Canadian Borrower, certain of its domestic and Canadian subsidiaries as guarantors, the lenders party thereto, and Sixth Street Specialty Lending, Inc. as Administrative Agent and Lead Arranger.	8-K	001-32545	8/7/2020	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.20	ABL Credit Agreement, dated August 7, 2020, among Designer Brands Inc., as the lead borrower, Designer Brands Canada Inc., as the Canadian Borrower, certain of its domestic and Canadian subsidiaries that may become borrowers thereunder, the Designer Brand Inc.'s domestic and Canadian subsidiaries as guarantors, the lenders party thereto, and PNC Bank, National Association as administrative agent of the lenders.	8-K	001-32545	8/7/2020	10.2
21.1*	List of Subsidiaries.	-	-	-	-
23.1*	Consent of Independent Registered Public Accounting Firm.	-	-	-	-
24.1*	Powers of Attorney.	-	-	-	-
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Annual Report on Form 10-K for the year ended January 29, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith
#    Management contract or compensatory plan or arrangement

(c) Additional Financial Statement Schedules

None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGNER BRANDS INC.

March 21, 2022	By:	/s/ Jared Poff
Jared Poff, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Rawlins	Chief Executive Officer and Director	March 21, 2022
Roger Rawlins	(Principal Executive Officer)

/s/ Jared Poff	Executive Vice President and Chief Financial Officer	March 21, 2022
Jared Poff	(Principal Financial Officer)

/s/ Mark Haley	Senior Vice President and Controller	March 21, 2022
Mark Haley	(Principal Accounting Officer)

*	Executive Chairman of the Board and Director	March 21, 2022
Jay L. Schottenstein

*	Director	March 21, 2022
Peter Cobb

*	Director	March 21, 2022
Joanne Zaiac

*	Director	March 21, 2022
Elaine J. Eisenman

*	Director	March 21, 2022
Joanna T. Lau

*	Director	March 21, 2022
Joseph A. Schottenstein

*	Director	March 21, 2022
Harvey L. Sonnenberg

*	Director	March 21, 2022
Allan J. Tanenbaum

*	Director	March 21, 2022
Ekta Singh-Bushell

*By:	/s/ Jared Poff
Jared Poff (Attorney-in-fact)