Form 10-Q
period 2022-04-30
Designer Brands Inc.
filed 2022-06-02
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

Number of shares outstanding of each of the registrant's classes of common stock, as of May 27, 2022: 62,620,533 Class A common shares and 7,732,743 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the three months ended April 30, 2022 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

We have included our website addresses throughout this report as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-Q.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations, and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the "2021 Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 21, 2022, and otherwise in our reports and filings with the SEC, there are a number of important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
•risks and uncertainty related to the ongoing coronavirus ("COVID-19") pandemic, any future COVID-19 resurgence, and any other adverse public health developments;
•risks that recent inflationary pressures, including higher freight costs, could have on our results of operations and customer demand based on pricing actions and operating measures taken to mitigate the impact of inflation;
•uncertain general economic conditions, including inflation and supply chain pressures, domestic and global political and social conditions and the potential impact of geopolitical turmoil or conflict, and the related impacts to consumer discretionary spending;
•our ability to execute on our long-term strategic plans;
•our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;
•our ability to maintain strong relationships with our vendors, manufacturers, licensors, and retailer customers;
•risks related to losses or disruptions associated with our distribution systems, including our distribution centers and fulfillment center and stores, whether as a result of the COVID-19 pandemic, reliance on third-party providers, or otherwise;
•our reliance on our loyalty programs and marketing to drive traffic, sales, and customer loyalty;
•risks related to cyber security threats and privacy or data security breaches or the potential loss or disruption of our information systems;
•our ability to protect our reputation and to maintain the brands we license;
•our competitiveness with respect to style, price, brand availability, and customer service;
•risks related to our international operations, including international trade, our reliance on foreign sources for merchandise, exposure to political, economic, operational, compliance and other risks, and fluctuations in foreign currency exchange rates;
•our ability to comply with privacy laws and regulations, as well as other legal obligations;
•risks associated with climate change and other corporate responsibility issues; and
•uncertainty related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
(unaudited and in thousands, except per share amounts)	April 30, 2022	May 1, 2021
Net sales	$830,543	$703,155
Cost of sales	(554,798)	(487,044)
Gross profit	275,745	216,111
Operating expenses	(223,426)	(200,814)
Income from equity investment	1,945	1,708
Impairment charges	(1,072)	—
Operating profit	53,192	17,005
Interest expense, net	(2,952)	(8,814)
Loss on extinguishment of debt and write-off of debt issuance costs	(12,862)	—
Non-operating income, net	6	806
Income before income taxes	37,384	8,997
Income tax benefit (provision)	(11,202)	8,029
Net income	$26,182	$17,026
Basic and diluted earnings per share:
Basic earnings per share	$0.36	$0.23
Diluted earnings per share	$0.34	$0.22
Weighted average shares used in per share calculations:
Basic shares	72,923	72,613
Diluted shares	76,924	76,976

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(unaudited and in thousands)	April 30, 2022	May 1, 2021
Net income	$26,182	$17,026
Other comprehensive income (loss), net-
Foreign currency translation gain (loss)	(81)	543
Total comprehensive income	$26,101	$17,569

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	April 30, 2022	January 29, 2022	May 1, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$54,802	$72,691	$49,301
Receivables, net	222,297	199,826	213,447
Inventories	672,490	586,429	540,088
Prepaid expenses and other current assets	49,836	55,270	60,461
Total current assets	999,425	914,216	863,297
Property and equipment, net	250,123	256,786	284,823
Operating lease assets	635,334	647,221	686,704
Goodwill	93,655	93,655	93,655
Intangible assets, net	20,355	15,527	16,131
Equity investment	55,118	55,578	57,012
Other assets	33,734	31,651	30,843
Total assets	$2,087,744	$2,014,634	$2,032,465
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$369,147	$340,877	$341,819
Accrued expenses	208,282	215,812	195,237
Current maturities of long-term debt	—	—	62,500
Current operating lease liabilities	179,870	202,228	200,666
Total current liabilities	757,299	758,917	800,222
Long-term debt	306,861	225,536	274,887
Non-current operating lease liabilities	579,839	593,429	663,018
Other non-current liabilities	26,952	24,356	31,526
Total liabilities	1,670,951	1,602,238	1,769,653
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	1,006,384	1,005,382	992,379
Treasury shares, at cost	(537,771)	(515,065)	(515,065)
Retained deficit	(48,122)	(74,304)	(211,759)
Accumulated other comprehensive loss	(3,698)	(3,617)	(2,743)
Total shareholders' equity	416,793	412,396	262,812
Total liabilities and shareholders' equity	$2,087,744	$2,014,634	$2,032,465

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Three months ended April 30, 2022
Balance, January 29, 2022	65,624	7,733	22,169	$1,005,382	$(515,065)	$(74,304)	$(3,617)	$412,396
Net income	—	—	—	—	—	26,182	—	26,182
Stock-based compensation activity	482	—	—	4,594	—	—	—	4,594
Repurchase of Class A common shares	(1,656)	—	1,656	—	(22,706)	—	—	(22,706)
Dividends (0.05 per share)	—	—	—	(3,592)	—	—	—	(3,592)
Foreign currency translation adjustment	—	—	—	—	—	—	(81)	(81)
Balance, April 30, 2022	64,450	7,733	23,825	$1,006,384	$(537,771)	$(48,122)	$(3,698)	$416,793
Three months ended May 1, 2021
Balance, January 30, 2021	64,666	7,733	22,169	$990,153	$(515,065)	$(228,785)	$(3,286)	$243,017
Net Income	—	—	—	—	—	17,026	—	17,026
Stock-based compensation activity	468	—	—	2,226	—	—	—	2,226
Foreign currency translation adjustment	—	—	—	—	—	—	543	543
Balance, May 1, 2021	65,134	7,733	22,169	$992,379	$(515,065)	$(211,759)	$(2,743)	$262,812

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(unaudited and in thousands)	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net income	$26,182	$17,026
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,384	20,575
Stock-based compensation expense	8,594	7,457
Deferred income taxes	(87)	320
Income from equity investment	(1,945)	(1,708)
Distributions received from equity investment	2,405	3,294
Impairment charges	1,072	—
Loss on extinguishment of debt and write-off of debt issuance costs	12,862	—
Other	3,485	(341)
Change in operating assets and liabilities:
Accounts receivable	(21,941)	(8,160)
Income tax receivable	(548)	(9,066)
Inventories	(86,240)	(65,215)
Prepaid expenses and other current assets	4,784	(8,524)
Accounts payable	25,713	94,469
Accrued expenses	(11,406)	(5,439)
Operating lease assets and liabilities, net	(24,986)	(46,044)
Net cash used in operating activities	(40,672)	(1,356)
Cash flows from investing activities:
Cash paid for property and equipment	(12,248)	(5,641)
Other	(4,853)	—
Net cash used in investing activities	(17,101)	(5,641)
Cash flows from financing activities:
Borrowing on revolving lines of credit	757,640	250,513
Payments on revolving lines of credit	(450,779)	(245,670)
Payments for borrowings and prepayment premium under Term Loan	(238,196)	(3,125)
Payments of debt issuance costs	(2,316)	—
Cash paid for treasury shares	(22,706)	—
Other	(3,875)	(5,307)
Net cash provided by (used in) financing activities	39,768	(3,589)
Effect of exchange rate changes on cash balances	115	306
Net decrease in cash, cash equivalents and restricted cash	(17,890)	(10,280)
Cash, cash equivalents and restricted cash, beginning of period	74,459	59,581
Cash, cash equivalents and restricted cash, end of period	$56,569	$49,301
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$62	$(3,926)
Cash paid for interest on debt	$4,097	$7,042
Cash paid for operating lease liabilities	$73,621	$95,079
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$7,069	$2,875
Operating lease liabilities arising from lease asset additions	$4,143	$7,588
Net increase to operating lease assets and lease liabilities for modifications	$27,621	$16,760

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Business Operations- Designer Brands Inc. ("we," "us," "our," and the "Company") is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company and DSW banners through its direct-to-consumer Canada stores and e-commerce sites. The Brand Portfolio segment earns revenue from the sale of wholesale products to retailers, commissions for serving retailers as the design and buying agent for products under private labels (which we refer to as "First Cost"), and the sale of branded products through the direct-to-consumer e-commerce site at www.vincecamuto.com. An integral part of the Brand Portfolio segment is our equity investment in ABG-Camuto, LLC ("ABG-Camuto"), which is a partnership between Camuto LLC, a wholly-owned subsidiary doing business as "Camuto Group," and Authentic Brands Group LLC, a global brand management and marketing company. Camuto Group has a 40% stake in ABG-Camuto, a joint venture that holds several intellectual property rights, including, among others, Vince Camuto and Louise et Cie, and focuses on licensing and developing new category extensions to support the global growth of these brands. Camuto Group has a licensing agreement with ABG-Camuto whereby we pay royalties on our net sales from the brands managed by ABG-Camuto, subject to guaranteed minimums. Camuto Group also holds footwear and certain handbag licensing rights of Jessica Simpson, Lucky Brand and, through a joint venture, JLO Jennifer Lopez.

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 29, 2022 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2021 Form 10-K.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year (e.g., "2022") refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year (including 2022 and 2021), but occasionally will contain an additional week resulting in a 53-week fiscal year (including 2023).

SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our 2021 Form 10-K.

Principles of Consolidation- The condensed consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including variable interest entities. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in U.S. dollars.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us. Significant estimates and assumptions are required as a part of accounting for sales returns allowances, customer allowances and discounts, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, income taxes, and self-insurance reserves. Although we believe these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

Severance- During the three months ended April 30, 2022 and May 1, 2021, we incurred severance costs of $0.7 million and $1.4 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of April 30, 2022, January 29, 2022, and May 1, 2021, we had accrued severance of $1.1 million, $1.9 million, and $5.1 million, respectively, included in accrued expenses on the condensed consolidated balance sheets.

Income Taxes- For the three months ended April 30, 2022 and May 1, 2021, our effective tax rate was 30.0% and negative 89.2%, respectively. The rate for three months ended April 30, 2022 was impacted by permanent tax adjustments, primarily non-deductible compensation. The negative rate for the three months ended May 1, 2021 was the result of maintaining a full valuation allowance on deferred tax assets along with net discrete tax benefits, primarily as a result of adjustments to our estimated 2020 return reflecting implemented tax strategies.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	April 30, 2022	January 29, 2022	May 1, 2021
Cash and cash equivalents	$54,802	$72,691	$49,301
Restricted cash, included in prepaid expenses and other current assets	1,767	1,768	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$56,569	$74,459	$49,301

Intangible Assets- During the three months ended April 30, 2022, we acquired the rights to the shoes.com tradename for $4.9 million, which was recorded as a definite-lived tradename intangible asset with a useful life of 15 years.

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

The carrying value of cash and cash equivalents, restricted cash, receivables, and accounts payables approximated their fair values due to their short-term nature. The carrying value of borrowings under our revolving lines of credit approximated fair value based on its term and variable interest rate.

Impairment of Long-Lived Assets- During the three months ended April 30, 2022, we recorded an impairment charge of $1.1 million in the Brand Portfolio segment for the sublease of an abandoned leased space.

2. REVENUE

DISAGGREGATION OF NET SALES

Net Sales by Brand Categories- The following table presents net sales disaggregated by brand categories for each segment:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended April 30, 2022
Owned Brands:(1)
Direct-to-consumer	$139,155	$—	$6,527	$—	$145,682
External customer wholesale and commission income	—	—	64,956	—	64,956
Intersegment wholesale and commission income	—	—	25,973	(25,973)	—
Total Owned Brands	139,155	—	97,456	(25,973)	210,638
National Brands	563,590	—	—	—	563,590
Canada Retail(2)	—	56,315	—	—	56,315
Total Net Sales	$702,745	$56,315	$97,456	$(25,973)	$830,543
Three months ended May 1, 2021
Owned Brands:(1)
Direct-to-consumer	$83,266	$—	$5,453	$—	$88,719
External customer wholesale and commission income	—	—	36,440	—	36,440
Intersegment wholesale and commission income	—	—	15,534	(15,534)	—
Total Owned Brands	83,266	—	57,427	(15,534)	125,159
National Brands	537,392	—	—	—	537,392
Canada Retail(2)	—	40,604	—	—	40,604
Total Net Sales	$620,658	$40,604	$57,427	$(15,534)	$703,155

(1)     Owned Brands include those brands we have rights to sell through ownership or license arrangements.
(2)    We currently do not report the Canada Retail segment net sales by brand categories.

Net Sales by Product and Service Categories- The following table presents net sales disaggregated by product and service category for each segment:

	Three months ended
(in thousands)	April 30, 2022	May 1, 2021
Net sales:
U.S. Retail segment:
Women's footwear	$469,131	$405,300
Men's footwear	145,807	131,947
Kids' footwear	52,918	54,732
Accessories and other	34,889	28,679
	702,745	620,658
Canada Retail segment:
Women's footwear	30,004	20,431
Men's footwear	14,428	9,528
Kids' footwear	9,817	9,513
Accessories and other	2,066	1,132
	56,315	40,604
Brand Portfolio segment:
Wholesale	87,775	48,643
First Cost commission income	3,154	3,331
Direct-to-consumer	6,527	5,453
	97,456	57,427
Total segment net sales	856,516	718,689
Elimination of intersegment sales	(25,973)	(15,534)
Total net sales	$830,543	$703,155

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended
(in thousands)	April 30, 2022	May 1, 2021
Gift cards:
Beginning of period	$36,783	$34,442
Gift cards redeemed and breakage recognized to net sales	(18,260)	(17,170)
Gift cards issued	14,321	13,537
End of period	$32,844	$30,809
Loyalty programs:
Beginning of period	$15,736	$11,379
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(7,881)	(4,896)
Deferred revenue for loyalty points issued	8,388	6,472
End of period	$16,243	$12,955

3. RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family (the "Schottenstein Affiliates"). As of April 30, 2022, the Schottenstein Affiliates beneficially owned approximately 20% of the Company's outstanding common shares, representing approximately 54% of the combined voting power of the Company, consisting of, in the aggregate, 6.7 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease our fulfillment center and certain store locations owned by the Schottenstein Affiliates. During the three months ended April 30, 2022 and May 1, 2021, we recorded rent expense from leases with Schottenstein Affiliates of $2.5 million and $2.7 million, respectively. As of April 30, 2022, January 29, 2022, and May 1, 2021, we had related party current operating lease liabilities of $5.7 million, $6.3 million, and $6.8 million, respectively, and non-current operating lease liabilities of $10.6 million, $18.3 million, and $22.9 million, respectively.

Other Purchases and Services- During the three months ended April 30, 2022 and May 1, 2021, we had other purchases and services we incurred from the Schottenstein Affiliates of $1.1 million and $1.4 million, respectively.

Due to Related Parties- Amounts due to Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-Camuto

We have a 40% interest in our equity investment in ABG-Camuto. We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands managed by ABG-Camuto, subject to guaranteed minimums. For both the three months ended April 30, 2022 and May 1, 2021, we recorded royalty expense for amounts paid to ABG-Camuto of $4.6 million. Amounts due to ABG-Camuto were immaterial for all periods presented.

4. EARNINGS PER SHARE

Basic earnings per share is based on net income and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options and restricted stock units ("RSUs") calculated using the treasury stock method.

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings per share:

	Three months ended
(in thousands)	April 30, 2022	May 1, 2021
Weighted average basic shares outstanding	72,923	72,613
Dilutive effect of stock-based compensation awards	4,001	4,363
Weighted average diluted shares outstanding	76,924	76,976

For the three months ended April 30, 2022 and May 1, 2021, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 3.0 million and 3.6 million, respectively.

5. STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended
(in thousands)	April 30, 2022	May 1, 2021
Stock options	$101	$253
Restricted and director stock units	8,493	7,204
	$8,594	$7,457

The following table summarizes the stock-based compensation award share activity for RSUs for the three months ended April 30, 2022:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	6,058	744
Granted	1,344	533
Vested	(575)	(174)
Forfeited	(74)	—
Outstanding - end of period	6,753	1,103

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

The following table provides additional information for our common shares:

(in thousands)	April 30, 2022		January 29, 2022		May 1, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	88,275	7,733	87,793	7,733	87,303	7,733
Outstanding shares	64,450	7,733	65,624	7,733	65,134	7,733
Treasury shares	23,825	—	22,169	—	22,169	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

Dividends- On April 4, 2022, the Board of Directors declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend was paid on May 6, 2022 to shareholders of record at the close of business on April 22, 2022. As of April 30, 2022, the dividend was accrued and recorded against common shares paid in capital on the condensed consolidated balance sheets and as shown on the condensed consolidated statements of shareholders' equity due to the Company being in a retained deficit position, as required under the Ohio General Corporation Law.

On May 19, 2022, the Board of Directors declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on July 6, 2022 to shareholders of record at the close of business on June 22, 2022. The dividend is expected to be recorded against common shares paid in capital due to the Company being in a retained deficit position, as required under the Ohio General Corporation Law.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the three months ended April 30, 2022, we repurchased 1.7 million Class A common shares at an aggregate cost of $22.7 million, with $312.2 million of Class A common shares that remain authorized under the program as of April 30, 2022. During the three months ended May 1, 2021, we did not repurchase any Class A common shares. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

7. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	April 30, 2022	January 29, 2022	May 1, 2021
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$50,591	$27,827	$38,572
Serviced by third-party provider without guaranteed payment	232	82	323
Serviced in-house	3,246	2,783	3,558
Income tax receivable	162,788	162,240	158,890
Other receivables	6,573	8,026	13,305
Total receivables	223,430	200,958	214,648
Allowance for doubtful accounts	(1,133)	(1,132)	(1,201)
	$222,297	$199,826	$213,447

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	April 30, 2022	January 29, 2022	May 1, 2021
Gift cards	$32,844	$36,783	$30,809
Accrued compensation and related expenses	26,693	41,603	29,945
Accrued taxes	32,526	28,327	32,093
Loyalty programs deferred revenue	16,243	15,736	12,955
Sales returns, customer allowances and discounts	23,030	20,671	25,698
Other	76,946	72,692	63,737
	$208,282	$215,812	$195,237

9. DEBT

Debt consisted of the following:

(in thousands)	April 30, 2022	January 29, 2022	May 1, 2021
2020 ABL Revolver	$—	$—	$104,843
2022 ABL Revolver	306,861	—	—
Term Loan	—	231,250	240,625
Total debt	306,861	231,250	345,468
Less unamortized Term Loan debt issuance costs	—	(5,714)	(8,081)
Less current maturities of long-term debt	—	—	(62,500)
Long-term debt	$306,861	$225,536	$274,887

2022 ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility ("2020 ABL Revolver") with our current senior secured asset-based revolving credit facility ("2022 ABL Revolver"), which provides a revolving line of credit of up to $550.0 million, including a Canadian sub-limit of up to $55.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $55.0 million sub-limit for swing loan advances for U.S. borrowings, and a $5.5 million sub-limit for swing loan advances for Canadian borrowings. Our 2022 ABL Revolver matures in March 2027 and is secured by a first priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The 2022 ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of April 30, 2022, the 2022 ABL Revolver had a borrowing base of $550.0 million, with $306.9 million outstanding borrowings and $4.9 million in letters of credit issued, resulting in $238.2 million available for borrowings.

Borrowings and letters of credit issued under the 2022 ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined and subject to a floor of 0%) plus 0.5%, and (iii) the one-month Adjusted Term SOFR (as defined) plus 1.0%; or (B) a one-month, three-month or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 2.4% as of April 30, 2022. Commitment fees are based on the unused portion of the 2022 ABL Revolver. Interest expense related to the 2022 ABL Revolver includes interest on borrowings and letters of credit, commitment fees, and the amortization of debt issuance costs.

Debt Covenants- The 2022 ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $41.3 million and 10.0% of the maximum borrowing amount. The 2022 ABL Revolver also contains customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The 2022 ABL Revolver contains customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of April 30, 2022, we were in compliance with all financial covenants.

Termination of Term Loan- On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our senior secured term loan agreement ("Term Loan"). In connection with this settlement, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

10. COMMITMENTS AND CONTINGENCIES

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

Guarantee- We provide guarantees for lease obligations that are scheduled to expire in fiscal 2023 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of April 30, 2022, the total future minimum lease payment requirements under these guarantees were approximately $12.9 million.

11. SEGMENT REPORTING
The following provides certain key financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended April 30, 2022
Net sales:
External customer sales	$702,745	$56,315	$71,483	$—	$830,543
Intersegment sales	—	—	25,973	(25,973)	—
Total net sales	$702,745	$56,315	$97,456	$(25,973)	$830,543
Gross profit	$233,067	$18,873	$23,842	$(37)	$275,745
Income from equity investment	$—	$—	$1,945	$—	$1,945
Three months ended May 1, 2021
Net sales:
External customer sales	$620,658	$40,604	$41,893	$—	$703,155
Intersegment sales	—	—	15,534	(15,534)	—
Total net sales	$620,658	$40,604	$57,427	$(15,534)	$703,155
Gross profit	$193,113	$10,835	$11,926	$237	$216,111
Income from equity investment	$—	$—	$1,708	$—	$1,708

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For the first quarter of 2022, consolidated net sales increased 18.1% and comparable sales increased 15.3% over the same period last year with each of our three segments contributing to these increases. Net sales during the first quarter of 2022 from our Owned Brands increased 68.3% over the same period last year and Owned Brands representing 25.4% of consolidated net sales as compared to 17.8% for the same period last year. This growth came despite volatile market conditions, including increased freight costs and supply chain disruptions. We continue to make progress on our initiatives centered on our three pillars - Customer, Brand, and Speed - as we work towards our long-term strategic plans.

IMPACT OF THE COVID-19 PANDEMIC ON OUR RESULTS OF OPERATIONS

The COVID-19 pandemic continues to impact the global economy and has created supply chain disruptions, inflationary pressures, higher freight and labor costs, and labor shortages. While we experienced continued improvement in our performance during the first quarter of 2022, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends in our business will continue.

FINANCIAL SUMMARY AND OTHER KEY METRICS
For the three months ended April 30, 2022:
•Net sales increased to $830.5 million from $703.2 million for the three months ended May 1, 2021.
•Gross profit as a percentage of net sales was 33.2% compared to 30.7% for the same period last year.
•Net income was $26.2 million, or $0.34 per diluted share, which included net after-tax charge of $10.5 million, or $0.14 per diluted share, primarily related to the loss on extinguishment of debt and write-off of debt issuance costs. Net income for the three months ended May 1, 2021 was $17.0 million, or $0.22 per diluted share, which included net after-tax benefits of $7.6 million, or $0.10 per diluted share, primarily related to the change in the valuation allowance on deferred tax assets.

Comparable Sales Performance Metric- The following table presents the change in comparable sales for each segment and in total:

	Three months ended
	April 30, 2022	May 1, 2021
Change in comparable sales:
U.S. Retail segment	13.6%	56.3%
Canada Retail segment	41.4%	10.0%
Brand Portfolio segment - direct-to-consumer channel	19.7%	6.8%
Total	15.3%	52.2%

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

Number of Stores- As of April 30, 2022 and May 1, 2021, we had the following number of stores:

	April 30, 2022	May 1, 2021
U.S. Retail segment - DSW stores	510	516
Canada Retail segment:
The Shoe Company stores	115	118
DSW stores	25	27
	140	145
Total number of stores	650	661

RESULTS OF OPERATIONS

FIRST QUARTER OF 2022 COMPARED WITH FIRST QUARTER OF 2021

	Three months ended
(dollars in thousands, except per share amounts)	April 30, 2022		May 1, 2021		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$830,543	100.0%	$703,155	100.0%	$127,388	18.1%
Cost of sales	(554,798)	(66.8)	(487,044)	(69.3)	(67,754)	13.9%
Gross profit	275,745	33.2	216,111	30.7	59,634	27.6%
Operating expenses	(223,426)	(26.9)	(200,814)	(28.5)	(22,612)	11.3%
Income from equity investment	1,945	0.2	1,708	0.2	237	13.9%
Impairment charges	(1,072)	(0.1)	—	—	(1,072)	NM
Operating profit	53,192	6.4	17,005	2.4	36,187	212.8%
Interest expense, net	(2,952)	(0.4)	(8,814)	(1.2)	5,862	(66.5)%
Loss on extinguishment of debt and write-off of debt issuance costs	(12,862)	(1.5)	—	—	(12,862)	NM
Non-operating income, net	6	0.0	806	0.1	(800)	(99.3)%
Income before income taxes	37,384	4.5	8,997	1.3	28,387	315.5%
Income tax benefit (provision)	(11,202)	(1.3)	8,029	1.1	(19,231)	NM
Net income	$26,182	3.2%	$17,026	2.4%	$9,156	53.8%
Basic and diluted earnings per share:
Basic earnings per share	$0.36		$0.23		$0.13	56.5%
Diluted earnings per share	$0.34		$0.22		$0.12	54.5%
Weighted average shares used in per share calculations:
Basic shares	72,923		72,613		310	0.4%
Diluted shares	76,924		76,976		(52)	(0.1)%
NM - Not meaningful

Net Sales- The following summarizes net sales by segment:

	Three months ended
(dollars in thousands)	April 30, 2022		May 1, 2021		Change
	Amount	% of Segment Net Sale	Amount	% of Segment Net Sale	Amount	%
Segment net sales:
U.S. Retail	$702,745	82.0%	$620,658	86.4%	$82,087	13.2%
Canada Retail	56,315	6.6%	40,604	5.6%	15,711	38.7%
Brand Portfolio	97,456	11.4%	57,427	8.0%	40,029	69.7%
Total segment net sales	856,516	100.0%	718,689	100.0%	137,827	19.2%
Elimination of intersegment net sales	(25,973)		(15,534)		(10,439)	67.2%
Consolidated net sales	$830,543		$703,155		$127,388	18.1%

The improvement in sales during the three months ended April 30, 2022 over the same period last year was primarily due to the increase in comparable sales across all segments, primarily driven by the fact that during the three months ended May 1, 2021, the prolonged COVID-19 pandemic resulted in significantly reduced customer traffic in the U.S. Retail and Canada Retail segments, with the Canada Retail segment also impacted by continued mandated closures and restrictions in certain key markets. In addition, wholesale sales in the Brand Portfolio segment were higher in the first quarter of 2022 as compared to the same period last year due to increased orders as our retailer customers continue to recover.

Gross Profit- The following summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	April 30, 2022		May 1, 2021		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$233,067	33.2%	$193,113	31.1%	$39,954	20.7%	210
Canada Retail	18,873	33.5%	10,835	26.7%	8,038	74.2%	680
Brand Portfolio	23,842	24.5%	11,926	20.8%	11,916	99.9%	370
Total segment gross profit	275,782	32.2%	215,874	30.0%	59,908	27.8%	220
Net recognition (elimination) of intersegment gross profit	(37)		237		(274)
Gross profit	$275,745	33.2%	$216,111	30.7%	$59,634	27.6%	250

The improvement in gross profit was primarily driven by increased sales during the first quarter of 2022 over the same period last year and being less promotional, partially offset by higher freight costs. Gross profit as a percentage of net sales for the U.S. Retail and Canada Retail segments increased due to being less promotional and improved leverage on occupancy costs, partially offset by higher freight costs. The improvement in gross profit as a percentage of net sales for the Brand Portfolio segment was primarily driven by the leverage of royalty expenses on higher sales volume.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	April 30, 2022	May 1, 2021
Recognition (elimination) of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(25,973)	$(15,534)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	18,169	10,935
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	7,767	4,836
	$(37)	$237

Operating Expenses- For the three months ended April 30, 2022, operating expenses increased by $22.6 million over the same period last year, primarily driven by an increase in store payroll and marketing expenses in line with the increase in net sales. Operating expenses as a percentage of sales improved to 26.9% compared to 28.5% in the same period last year due to the improvement in net sales year over year as we leveraged our fixed costs.

Loss on extinguishment of debt and write-off of deferred debt issuance costs- In connection with the settlement of our Term Loan on February 8, 2022, during the three months ended April 30, 2022 we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs. As a result of the replacement of the 2020 ABL Revolver during the three months ended April 30, 2022, we also wrote-off $0.2 million of debt issuance costs.

Income Taxes- For the three months ended April 30, 2022 and May 1, 2021, our effective tax rate was 30.0% and negative 89.2%, respectively. The rate for three months ended April 30, 2022 was impacted by permanent tax adjustments, primarily non-deductible compensation. The negative rate for the three months ended May 1, 2021 was the result of maintaining a full valuation allowance on deferred tax assets along with net discrete tax benefits, primarily as a result of adjustments to our estimated 2020 return reflecting implemented tax strategies.

SEASONALITY

Our business consists of two principal selling seasons; the spring season, which includes the first and second fiscal quarters, and the fall season, which includes the third and fourth fiscal quarters. Generally, net sales in the fall season have been slightly higher than the spring season. Our seasonal results of operations may fluctuate based on the change in weather conditions and our customers' interest in new seasonal styles. Due to the COVID-19 pandemic, we did not experience the typical seasonal trends during 2021 given the changes in customer behavior.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, and capital expenditures. Our working capital and inventory levels fluctuate seasonally.

During the three months ended April 30, 2022, we repurchased 1.7 million Class A common shares at an aggregate cost of $22.7 million, with $312.2 million of Class A common shares that remain authorized under the program as of April 30, 2022. During the three months ended May 1, 2021, we did not repurchase any Class A common shares.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business and withstand unanticipated business volatility, including any ongoing impacts of the COVID-19 pandemic. We believe that cash generated from our operations, together with our current levels of cash, as well as the use of our 2022 ABL Revolver, are sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures, and repurchase common shares under our share repurchase program over the next 12 months and beyond.

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Three months ended
(in thousands)	April 30, 2022	May 1, 2021	Change
Net cash used in operating activities	$(40,672)	$(1,356)	$(39,316)
Net cash used in investing activities	(17,101)	(5,641)	(11,460)
Net cash provided by (used in) financing activities	39,768	(3,589)	43,357
Effect of exchange rate changes on cash balances	115	306	(191)
Net decrease in cash, cash equivalents, and restricted cash	$(17,890)	$(10,280)	$(7,610)

OPERATING CASH FLOWS

The increase in net cash used in operations was driven by higher spend on working capital as our business continues to recover from the impacts of the COVID-19 pandemic with increases in consolidated inventories, increases in receivables on wholesale sales, and timing of payments to vendors. This was partially offset by the increase in net income recognized in the three months ended April 30, 2022 over the same period last year, after adjusting for non-cash activity including the loss from extinguishment of debt and write-off of debt issuance costs and the changes in deferred income taxes.

INVESTING CASH FLOWS

For the three months ended April 30, 2022, net cash used in investing activities was primarily due to capital expenditures relating to infrastructure and information technology ("IT") projects and store improvements. During the three months ended May 1, 2021, the net cash used in investing activities was due to capital expenditures relating to IT projects and store improvements.

FINANCING CASH FLOWS

For the three months ended April 30, 2022, net cash provided by financing activities was due to net receipts of $306.9 million from our revolving lines of credit offset by the payments of $238.2 million due to the settlement of the Term Loan and the repurchase of 1.7 million Class A common shares at an aggregate cost of $22.7 million. During the three months ended May 1, 2021, we had net borrowings of $4.8 million from our revolving lines of credit with payments on the Term Loan of $3.1 million.

DEBT

2022 ABL Revolver- On March 30, 2022, we replaced our 2020 ABL Revolver with our current 2022 ABL Revolver, which provides a revolving line of credit of up to $550.0 million, including a Canadian sub-limit of up to $55.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $55.0 million sub-limit for swing loan advances for U.S. borrowings, and a $5.5 million sub-limit for swing loan advances for Canadian borrowings. Our 2022 ABL Revolver matures in March 2027 and is secured by a first priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The 2022 ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of April 30, 2022, the 2022 ABL Revolver had a borrowing base of $550.0 million, with $306.9 million outstanding borrowings and $4.9 million in letters of credit issued, resulting in $238.2 million available for borrowings.

Debt Covenants- The 2022 ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $41.3 million and 10.0% of the maximum borrowing amount. The 2022 ABL Revolver also contains customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of April 30, 2022, we were in compliance with all financial covenants.

Termination of Term Loan - On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our Term Loan. In connection with this settlement, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

Refer to Note 9, Debt, of the Condensed Consolidated Financial Statements of this Form 10-Q for further information about our debt arrangements.

CAPITAL EXPENDITURE PLANS

We expect to spend approximately $70.0 million to $80.0 million for capital expenditures in 2022, of which we invested $12.2 million during the three months ended April 30, 2022. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that are expected to have a material impact to our consolidated financial statements when adopted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and valuation techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies and estimates disclosed in our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our 2021 Form 10-K.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 10, Commitments and Contingencies - Legal Proceedings, of the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors as set forth in Part I, Item 1A., Risk Factors, in our 2021 Form 10-K.

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

The following table sets forth the Class A common shares repurchased during the three months ended April 30, 2022:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 30, 2022 to February 26, 2022	—	$—	—	$334,935
February 27, 2022 to April 2, 2022	1,275	$13.71	1,004	$321,137
April 3, 2022 to April 30, 2022	652	$13.65	652	$312,229
Total	1,927	$13.69	1,656

(1)     The total number of shares repurchased includes the shares repurchased as part of publicly announced programs and 271,236 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.
(2)    The average price paid per share includes broker commissions paid.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis.

On April 4, 2022, the Board of Directors declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend was paid on May 6, 2022 to shareholders of record at the close of business on April 22, 2022. The dividend was recorded against common shares paid in capital on the condensed consolidated balance sheets and as shown on the condensed consolidated statements of shareholders' equity due to the Company being in a retained deficit position, as required under the Ohio General Corporation Law.

On May 19, 2022, the Board of Directors declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on July 6, 2022 to shareholders of record at the close of business on June 22, 2022. The dividend is expected to be recorded against common shares paid in capital due to the Company being in a retained deficit position, as required under the Ohio General Corporation Law.

RESTRICTIONS

The 2022 ABL Revolver contains customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.1	Credit Agreement, dated as of March 30, 2022, among Designer Brands Inc., Designer Brands Canada Inc., certain of domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	8-K	001-32545	4/5/2022	10.1
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	June 2, 2022	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)