Form 10-Q
period 2022-07-30
Designer Brands Inc.
filed 2022-08-31
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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

Number of shares outstanding of each of the registrant's classes of common stock, as of August 25, 2022: 56,500,918 Class A common shares and 7,732,743 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the six months ended July 30, 2022 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

We have included website addresses throughout this report as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-Q.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations, and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the "2021 Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 21, 2022, and otherwise in our reports and filings with the SEC, there are a number of important factors that could cause actual results, performance or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
•risks and uncertainties related to the ongoing coronavirus ("COVID-19") pandemic, any future COVID-19 resurgence, and any other adverse public health developments;
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
•risks associated with climate change and other corporate responsibility issues; and
•uncertainties related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)	Three months ended		Six months ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$859,319	$817,335	$1,689,862	$1,520,490
Cost of sales	(563,649)	(532,654)	(1,118,447)	(1,019,698)
Gross profit	295,670	284,681	571,415	500,792
Operating expenses	(228,690)	(224,385)	(452,116)	(425,199)
Income from equity investments	2,435	2,290	4,380	3,998
Impairment charges	(1,816)	(1,174)	(2,888)	(1,174)
Operating profit	67,599	61,412	120,791	78,417
Interest expense, net	(2,752)	(8,072)	(5,704)	(16,886)
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	(12,862)	—
Non-operating income (expenses), net	37	(244)	43	562
Income before income taxes	64,884	53,096	102,268	62,093
Income tax provision	(18,671)	(10,236)	(29,873)	(2,207)
Net income	$46,213	$42,860	$72,395	$59,886
Basic and diluted earnings per share:
Basic earnings per share	$0.66	$0.59	$1.02	$0.82
Diluted earnings per share	$0.62	$0.55	$0.96	$0.78
Weighted average shares used in per share calculations:
Basic shares	69,604	72,932	71,263	72,773
Diluted shares	73,942	77,619	75,369	77,271

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(unaudited and in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$46,213	$42,860	$72,395	$59,886
Other comprehensive income (loss), net-
Foreign currency translation gain (loss)	(63)	(298)	(144)	245
Total comprehensive income	$46,150	$42,562	$72,251	$60,131

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	July 30, 2022	January 29, 2022	July 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$50,799	$72,691	$46,458
Receivables, net	204,880	199,826	199,371
Inventories	694,010	586,429	504,316
Prepaid expenses and other current assets	51,558	55,270	53,616
Total current assets	1,001,247	914,216	803,761
Property and equipment, net	242,147	256,786	271,401
Operating lease assets	646,062	647,221	676,665
Goodwill	93,655	93,655	93,655
Intangible assets, net	20,237	15,527	15,905
Equity investments	61,957	55,578	55,149
Other assets	37,134	31,651	29,513
Total assets	$2,102,439	$2,014,634	$1,946,049
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$337,543	$340,877	$299,322
Accrued expenses	210,469	215,812	222,055
Current maturities of long-term debt	—	—	62,500
Current operating lease liabilities	192,130	202,228	190,853
Total current liabilities	740,142	758,917	774,730
Long-term debt	387,441	225,536	184,569
Non-current operating lease liabilities	588,064	593,429	645,136
Other non-current liabilities	25,844	24,356	30,502
Total liabilities	1,741,491	1,602,238	1,634,937
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	1,010,181	1,005,382	998,117
Treasury shares, at cost	(643,563)	(515,065)	(515,065)
Retained deficit	(1,909)	(74,304)	(168,899)
Accumulated other comprehensive loss	(3,761)	(3,617)	(3,041)
Total shareholders' equity	360,948	412,396	311,112
Total liabilities and shareholders' equity	$2,102,439	$2,014,634	$1,946,049

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Three months ended July 30, 2022
Balance, April 30, 2022	64,450	7,733	23,825	$1,006,384	$(537,771)	$(48,122)	$(3,698)	$416,793
Net income	—	—	—	—	—	46,213	—	46,213
Stock-based compensation activity	122	—	—	7,302	—	—	—	7,302
Repurchase of Class A common shares	(7,769)	—	7,769	—	(105,792)	—	—	(105,792)
Dividends ($0.05 per share)	—		—	(3,505)	—	—	—	(3,505)
Foreign currency translation adjustment	—	—	—	—	—	—	(63)	(63)
Balance, July 30, 2022	56,803	7,733	31,594	$1,010,181	$(643,563)	$(1,909)	$(3,761)	$360,948
Three months ended July 31, 2021
Balance, May 1, 2021	65,134	7,733	22,169	$992,379	$(515,065)	$(211,759)	$(2,743)	$262,812
Net Income	—	—	—	—	—	42,860	—	42,860
Stock-based compensation activity	102	—	—	5,738	—	—	—	5,738
Foreign currency translation adjustment	—	—	—	—	—	—	(298)	(298)
Balance, July 31, 2021	65,236	7,733	22,169	$998,117	$(515,065)	$(168,899)	$(3,041)	$311,112
Six months ended July 30, 2022
Balance, January 29, 2022	65,624	7,733	22,169	$1,005,382	$(515,065)	$(74,304)	$(3,617)	$412,396
Net income	—	—	—	—	—	72,395	—	72,395
Stock-based compensation activity	604	—	—	11,896	—	—	—	11,896
Repurchase of Class A common shares	(9,425)	—	9,425	—	(128,498)	—	—	(128,498)
Dividends ($0.05 per share)	—	—	—	(7,097)	—	—	—	(7,097)
Foreign currency translation adjustment	—	—	—	—	—	—	(144)	(144)
Balance, July 30, 2022	56,803	7,733	31,594	$1,010,181	$(643,563)	$(1,909)	$(3,761)	$360,948
Six months ended July 31, 2021
Balance, January 30, 2021	64,666	7,733	22,169	$990,153	$(515,065)	$(228,785)	$(3,286)	$243,017
Net Income	—	—	—	—	—	59,886	—	59,886
Stock-based compensation activity	570	—	—	7,964	—	—	—	7,964
Foreign currency translation adjustment	—	—	—	—	—	—	245	245
Balance, July 31, 2021	65,236	7,733	22,169	$998,117	$(515,065)	$(168,899)	$(3,041)	$311,112

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(unaudited and in thousands)	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net income	$72,395	$59,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,146	40,257
Stock-based compensation expense	15,963	13,365
Deferred income taxes	(157)	100
Income from equity investments	(4,380)	(3,998)
Distributions received from equity investments	6,230	7,447
Impairment charges	2,888	1,174
Loss on extinguishment of debt and write-off of debt issuance costs	12,862	—
Other	3,523	800
Change in operating assets and liabilities:
Accounts receivable	(3,485)	5,859
Income tax receivable	(1,585)	(9,066)
Inventories	(107,873)	(30,114)
Prepaid expenses and other current assets	(2,726)	(612)
Accounts payable	(4,848)	53,009
Accrued expenses	(5,448)	21,546
Operating lease assets and liabilities, net	(16,641)	(63,424)
Net cash provided by operating activities	10,864	96,229
Cash flows from investing activities:
Cash paid for property and equipment	(27,151)	(13,189)
Equity investment in Le Tigre	(8,230)	—
Other	(4,853)	—
Net cash used in investing activities	(40,234)	(13,189)
Cash flows from financing activities:
Borrowing on revolving lines of credit	1,112,794	342,053
Payments on revolving lines of credit	(725,353)	(425,243)
Payments for borrowings and prepayment premium under Term Loan	(238,196)	(6,251)
Payments of debt issuance costs	(2,316)	—
Cash paid for treasury shares	(128,498)	—
Dividends paid	(7,097)	—
Other	(3,936)	(5,514)
Net cash provided by (used in) financing activities	7,398	(94,955)
Effect of exchange rate changes on cash balances	80	338
Net decrease in cash, cash equivalents and restricted cash	(21,892)	(11,577)
Cash, cash equivalents and restricted cash, beginning of period	74,459	59,581
Cash, cash equivalents and restricted cash, end of period	$52,567	$48,004
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$27,971	$(3,372)
Cash paid for interest on debt	$6,020	$13,437
Cash paid for operating lease liabilities	$113,308	$162,602
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$6,158	$2,320
Operating lease liabilities arising from lease asset additions	$7,903	$11,109
Net increase to operating lease assets and lease liabilities for modifications	$77,820	$45,723

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

Severance- During the three months ended July 30, 2022 and July 31, 2021, we incurred severance costs of $0.3 million and $1.2 million, respectively. During the six months ended July 30, 2022 and July 31, 2021, we incurred severance costs of $1.0 million and $2.6 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of July 30, 2022, January 29, 2022, and July 31, 2021, we had accrued severance of $0.9 million, $1.9 million, and $4.9 million, respectively, included in accrued expenses on the condensed consolidated balance sheets.

Income Taxes- We continue to assess the likelihood of realizing the benefits of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As a result of the losses incurred in 2020 due to the impacts of the COVID-19 pandemic, we were in a three-year cumulative loss position as of July 30, 2022, which was significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. As of July 30, 2022, a valuation allowance has been maintained as a reserve on substantially all of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. Given the continued realization of income since 2020 and projected future income, sufficient positive evidence may become available for the release of all or a portion of the valuation allowance within the next twelve months. Such a release would result in a material non-cash income tax benefit in our consolidated statement of operations in the period of release and the recording of additional deferred tax assets on our consolidated balance sheet. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods.

For the six months ended July 30, 2022 and July 31, 2021, our effective tax rate was 29.2% and 3.6%, respectively. The rate for the six months ended July 30, 2022 was impacted by permanent tax adjustments, primarily non-deductible compensation. The rate for the six months ended July 31, 2021 was the result of maintaining a full valuation allowance on deferred tax assets along with net discrete tax benefits, primarily as a result of adjustments to our estimated 2020 return reflecting implemented tax strategies.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	July 30, 2022	January 29, 2022	July 31, 2021
Cash and cash equivalents	$50,799	$72,691	$46,458
Restricted cash, included in prepaid expenses and other current assets	1,768	1,768	1,546
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$52,567	$74,459	$48,004

Equity Investment in Le Tigre- On July 1, 2022, we acquired a 33.3% interest in Le Tigre 360 Global LLC ("Le Tigre"), which manages the Le Tigre brand, for $8.2 million. We account for our investment in Le Tigre, where we exercise significant influence but do not have control, using the equity method. The difference between the purchase price of Le Tigre and our interest in Le Tigre's underlying net equity is comprised of a definite lived tradename intangible asset and equity method goodwill. Our share of net income or loss of Le Tigre and amortization of the intangible asset is included in income from equity investments on the consolidated statements of operations.

Intangible Assets- During the first quarter of 2022, we acquired the rights to the shoes.com tradename for $4.9 million, which was recorded as a definite lived tradename intangible asset with a useful life of 15 years.

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

Impairment of Long-Lived Assets- During the three and six months ended July 30, 2022, we recorded impairment charges of $1.8 million and $2.9 million, respectively, in the Brand Portfolio segment resulting from subleases of abandoned leased spaces. During the three and six months ended July 31, 2021, we recorded an impairment charge of $1.2 million in the U.S. Retail segment for abandoned equipment we replaced.

2. REVENUE

DISAGGREGATION OF NET SALES

Net Sales by Brand Categories- The following table presents net sales disaggregated by brand categories for each segment:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended July 30, 2022
Owned Brands:(1)
Direct-to-consumer	$147,877	$—	$7,793	$—	$155,670
External customer wholesale and commission income	—	—	39,179	—	39,179
Intersegment wholesale and commission income	—	—	19,379	(19,379)	—
Total Owned Brands	147,877	—	66,351	(19,379)	194,849
National brands	586,186	—	—	—	586,186
Canada Retail(2)	—	78,284	—	—	78,284
Total net sales	$734,063	$78,284	$66,351	$(19,379)	$859,319
Three months ended July 31, 2021
Owned Brands:(1)
Direct-to-consumer	$102,152	$—	$5,437	$—	$107,589
External customer wholesale and commission income	—	—	31,220	—	31,220
Intersegment wholesale and commission income	—	—	13,872	(13,872)	—
Total Owned Brands	102,152	—	50,529	(13,872)	138,809
National brands	620,941	—	—	—	620,941
Canada Retail(2)	—	57,585	—	—	57,585
Total net sales	$723,093	$57,585	$50,529	$(13,872)	$817,335

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Six months ended July 30, 2022
Owned Brands:(1)
Direct-to-consumer	$287,032	$—	$14,320	$—	$301,352
External customer wholesale and commission income	—	—	104,135	—	104,135
Intersegment wholesale and commission income	—	—	45,352	(45,352)	—
Total Owned Brands	287,032	—	163,807	(45,352)	405,487
National brands	1,149,776	—	—	—	1,149,776
Canada Retail(2)	—	134,599	—	—	134,599
Total net sales	$1,436,808	$134,599	$163,807	$(45,352)	$1,689,862
Six months ended July 31, 2021
Owned Brands:(1)
Direct-to-consumer	$185,418	$—	$10,890	$—	$196,308
External customer wholesale and commission income	—	—	67,660	—	67,660
Intersegment wholesale and commission income	—	—	29,406	(29,406)	—
Total Owned Brands	185,418	—	107,956	(29,406)	263,968
National brands	1,158,333	—	—	—	1,158,333
Canada Retail(2)	—	98,189	—	—	98,189
Total net sales	$1,343,751	$98,189	$107,956	$(29,406)	$1,520,490
(1)    Owned Brands refers to those brands we have rights to sell through ownership or license arrangements.
(2)    We currently do not report the Canada Retail segment net sales by brand categories.

Net Sales by Product and Service Categories- The following table presents net sales disaggregated by product and service category for each segment:

	Three months ended		Six months ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales:
U.S. Retail segment:
Women's footwear	$475,079	$467,518	$944,210	$872,818
Men's footwear	164,122	168,218	309,929	300,165
Kids' footwear	53,185	54,112	106,103	108,844
Accessories and other	41,677	33,245	76,566	61,924
	734,063	723,093	1,436,808	1,343,751
Canada Retail segment:
Women's footwear	43,802	30,230	73,806	50,661
Men's footwear	21,462	15,805	35,890	25,333
Kids' footwear	9,592	9,554	19,409	19,067
Accessories and other	3,428	1,996	5,494	3,128
	78,284	57,585	134,599	98,189
Brand Portfolio segment:
Wholesale	54,136	42,715	141,911	91,358
First Cost commission income	4,422	2,377	7,576	5,708
Direct-to-consumer	7,793	5,437	14,320	10,890
	66,351	50,529	163,807	107,956
Total segment net sales	878,698	831,207	1,735,214	1,549,896
Elimination of intersegment sales	(19,379)	(13,872)	(45,352)	(29,406)
Total net sales	$859,319	$817,335	$1,689,862	$1,520,490

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended		Six months ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Gift cards:
Beginning of period	$32,844	$30,809	$36,783	$34,442
Gift cards redeemed and breakage recognized to net sales	(18,295)	(19,210)	(36,555)	(36,380)
Gift cards issued	15,569	17,092	29,890	30,629
End of period	$30,118	$28,691	$30,118	$28,691
Loyalty programs:
Beginning of period	$16,243	$12,955	$15,736	$11,379
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(8,179)	(6,008)	(16,060)	(10,904)
Deferred revenue for loyalty points issued	8,724	8,308	17,112	14,780
End of period	$16,788	$15,255	$16,788	$15,255

3. RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family ("Schottenstein Affiliates"). As of July 30, 2022, the Schottenstein Affiliates beneficially owned approximately 22% of the Company's outstanding common shares, representing approximately 58% of the combined voting power of the Company, consisting of, in the aggregate, 6.8 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease our fulfillment center and certain store locations owned by the Schottenstein Affiliates. During the three months ended July 30, 2022 and July 31, 2021, we recorded rent expense from leases with Schottenstein Affiliates of $2.5 million and $2.7 million, respectively. During the six months ended July 30, 2022 and July 31, 2021, we recorded rent expense from leases with Schottenstein Affiliates of $5.0 million and $5.4 million, respectively. As of July 30, 2022, January 29, 2022, and July 31, 2021, we had related party current operating lease liabilities of $5.3 million, $6.3 million, and $6.4 million, respectively, and non-current operating lease liabilities of $9.6 million, $18.3 million, and $21.3 million, respectively.

Other Purchases and Services- During the three months ended July 30, 2022 and July 31, 2021, we had other purchases and services we incurred from the Schottenstein Affiliates of $1.4 million and $1.1 million, respectively. For both the six months ended July 30, 2022 and July 31, 2021, we had other purchases and services we incurred from the Schottenstein Affiliates of $2.5 million.

Due to Related Parties- Amounts due to Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

Equity Method Investments

ABG-Camuto- We have a 40% interest in our equity investment in ABG-Camuto. We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands managed by ABG-Camuto, subject to guaranteed minimums. For both the three months ended July 30, 2022 and July 31, 2021, we recorded royalty expense for amounts paid to ABG-Camuto of $4.6 million. For both the six months ended July 30, 2022 and July 31, 2021, we recorded royalty expense for amounts paid to ABG-Camuto of $9.2 million. Amounts due to ABG-Camuto were immaterial for all periods presented.

Le Tigre- We have a 33.3% interest in our equity investment in Le Tigre. On July 1, 2022, we entered into a license agreement with Le Tigre whereby we pay royalties on our net sales from the Le Tigre brand, subject to guaranteed minimums. The license agreement provides for the exclusive right to design and produce Le Tigre branded footwear to be sold primarily through our DSW and The Shoe Company direct-to-consumer stores and e-commerce sites. Activity with Le Tigre during the six months ended July 30, 2022 was immaterial.

4. EARNINGS PER SHARE

Basic earnings per share is based on net income and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options and restricted stock units ("RSUs") calculated using the treasury stock method.

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings per share:

	Three months ended		Six months ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Weighted average basic shares outstanding	69,604	72,932	71,263	72,773
Dilutive effect of stock-based compensation awards	4,338	4,687	4,106	4,498
Weighted average diluted shares outstanding	73,942	77,619	75,369	77,271

For the three months ended July 30, 2022 and July 31, 2021, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 3.1 million and 2.9 million, respectively. For both the six months ended July 30, 2022 and July 31, 2021, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 3.0 million.

5. STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Six months ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Stock options	$—	$132	$101	$385
Restricted and director stock units	7,369	5,776	15,862	12,980
	$7,369	$5,908	$15,963	$13,365

The following table summarizes the stock-based compensation award share activity for RSUs for the six months ended July 30, 2022:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	6,058	744
Granted	1,915	614
Vested	(641)	(174)
Forfeited	(115)	—
Outstanding - end of period	7,217	1,184

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

The following table provides additional information for our common shares:

(in thousands)	July 30, 2022		January 29, 2022		July 31, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	88,397	7,733	87,793	7,733	87,405	7,733
Outstanding shares	56,803	7,733	65,624	7,733	65,236	7,733
Treasury shares	31,594	—	22,169	—	22,169	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

Dividends- On August 25, 2022, the Board of Directors declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on October 6, 2022 to shareholders of record at the close of business on September 22, 2022, and is expected to be recorded against retained earnings.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the six months ended July 30, 2022, we repurchased 9.4 million Class A common shares at an aggregate cost of $128.5 million, with $206.4 million of Class A common shares that remain authorized under the program as of July 30, 2022. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

7. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	July 30, 2022	January 29, 2022	July 31, 2021
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$31,172	$27,827	$27,638
Serviced by third-party provider without guaranteed payment	126	82	76
Serviced in-house	2,768	2,783	2,665
Income tax receivable	163,825	162,240	158,890
Other receivables	8,076	8,026	11,295
Total receivables	205,967	200,958	200,564
Allowance for doubtful accounts	(1,087)	(1,132)	(1,193)
	$204,880	$199,826	$199,371

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	July 30, 2022	January 29, 2022	July 31, 2021
Gift cards	$30,118	$36,783	$28,691
Accrued compensation and related expenses	45,687	41,603	49,037
Accrued taxes	30,027	28,327	35,030
Loyalty programs deferred revenue	16,788	15,736	15,255
Sales returns, customer allowances and discounts	21,353	20,671	21,307
Other	66,496	72,692	72,735
	$210,469	$215,812	$222,055

9. DEBT

Debt consisted of the following:

(in thousands)	July 30, 2022	January 29, 2022	July 31, 2021
2020 ABL Revolver	$—	$—	$16,810
2022 ABL Revolver	387,441	—	—
Term Loan	—	231,250	237,500
Total debt	387,441	231,250	254,310
Less unamortized Term Loan debt issuance costs	—	(5,714)	(7,241)
Less current maturities of long-term debt	—	—	(62,500)
Long-term debt	$387,441	$225,536	$184,569

2022 ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility ("2020 ABL Revolver") with our current senior secured asset-based revolving credit facility ("2022 ABL Revolver"), which provides a revolving line of credit of up to $550.0 million, including a Canadian sub-limit of up to $55.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $55.0 million sub-limit for swing loan advances for U.S. borrowings, and a $5.5 million sub-limit for swing loan advances for Canadian borrowings. Our 2022 ABL Revolver matures in March 2027 and is secured by a first priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The 2022 ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of July 30, 2022, the 2022 ABL Revolver had a borrowing base of $550.0 million, with $387.4 million in outstanding borrowings and $4.9 million in letters of credit issued, resulting in $157.7 million available for borrowings.

Borrowings and letters of credit issued under the 2022 ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined and subject to a floor of 0%) plus 0.5%, and (iii) the one-month Adjusted Term SOFR (as defined) plus 1.0%; or (B) a one-month, three-month or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 3.9% as of July 30, 2022. Commitment fees are based on the unused portion of the 2022 ABL Revolver. Interest expense related to the 2022 ABL Revolver includes interest on borrowings and letters of credit, commitment fees, and the amortization of debt issuance costs.

Debt Covenants- The 2022 ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $41.3 million and 10.0% of the maximum borrowing amount. The 2022 ABL Revolver also contains customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The 2022 ABL Revolver contains customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, the obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of July 30, 2022, we were in compliance with all financial covenants.

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

Guarantee- We provide guarantees for lease obligations that are scheduled to expire in 2023 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of July 30, 2022, the total future minimum lease payment requirements under these guarantees were approximately $12.0 million.

11. SEGMENT REPORTING
The following provides certain key financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended July 30, 2022
Net sales:
External customer sales	$734,063	$78,284	$46,972	$—	$859,319
Intersegment sales	—	—	19,379	(19,379)	—
Total net sales	$734,063	$78,284	$66,351	$(19,379)	$859,319
Gross profit	$251,143	$30,974	$12,294	$1,259	$295,670
Income from equity investments	$—	$—	$2,435	$—	$2,435
Three months ended July 31, 2021
Net sales:
External customer sales	$723,093	$57,585	$36,657	$—	$817,335
Intersegment sales	—	—	13,872	(13,872)	—
Total net sales	$723,093	$57,585	$50,529	$(13,872)	$817,335
Gross profit	$256,893	$18,768	$8,533	$487	$284,681
Income from equity investment	$—	$—	$2,290	$—	$2,290
Six months ended July 30, 2022
Net sales:
External customer sales	$1,436,808	$134,599	$118,455	$—	$1,689,862
Intersegment sales	—	—	45,352	(45,352)	—
Total net sales	$1,436,808	$134,599	$163,807	$(45,352)	$1,689,862
Gross profit	$484,210	$49,847	$36,136	$1,222	$571,415
Income from equity investments	$—	$—	$4,380	$—	$4,380
Six months ended July 31, 2021
Net sales:
External customer sales	$1,343,751	$98,189	$78,550	$—	$1,520,490
Intersegment sales	—	—	29,406	(29,406)	—
Total net sales	$1,343,751	$98,189	$107,956	$(29,406)	$1,520,490
Gross profit	$450,006	$29,603	$20,459	$724	$500,792
Income from equity investment	$—	$—	$3,998	$—	$3,998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS FOR THE SECOND QUARTER OF 2022

For the second quarter of 2022, consolidated net sales increased 5.1% and comparable sales increased 6.2% over the same period last year with each of our three segments contributing to these increases. Net sales during the second quarter of 2022 from our Owned Brands increased 40.4% over the same period last year, with Owned Brands represented 22.7% of consolidated net sales as compared to 17.0% for the same period last year. This growth came despite volatile market conditions, including increased freight costs and supply chain disruptions. We continue to make progress on our initiatives centered on our three pillars - Customer, Brand, and Speed - as we work towards our long-term strategic plans.

IMPACT OF THE COVID-19 PANDEMIC ON OUR RESULTS OF OPERATIONS

The COVID-19 pandemic continues to impact the global economy and has created supply chain disruptions, inflationary pressures, higher freight and labor costs, and labor shortages. While we experienced continued improvement in our performance during the second quarter of 2022, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends in our business will continue.

We continue to assess the likelihood of realizing the benefits of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As a result of the losses incurred in 2020 due to the impacts of the COVID-19 pandemic, we were in a three-year cumulative loss position as of July 30, 2022, which was significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. As of July 30, 2022, a valuation allowance has been maintained as a reserve on substantially all of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. Given the continued realization of income since 2020 and projected future income, sufficient positive evidence may become available for the release of all or a portion of the valuation allowance within the next twelve months. Such a release would result in a material non-cash income tax benefit in our consolidated statement of operations in the period of release and the recording of additional deferred tax assets on our consolidated balance sheet. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods.

FINANCIAL SUMMARY AND OTHER KEY METRICS
For the three months ended July 30, 2022:
•Net sales increased to $859.3 million from $817.3 million for the three months ended July 31, 2021.
•Gross profit as a percentage of net sales was 34.4% compared to 34.8% for the same period last year.
•Net income was $46.2 million, or $0.62 per diluted share, which included after-tax charges of $2.0 million primarily related to impairment and restructuring charges, offset by the change in valuation allowance on deferred tax assets of $2.1 million. Net income for the three months ended July 31, 2021 was $42.9 million, or $0.55 per diluted share, which included after-tax charges of $6.0 million primarily related to target acquisition costs, restructuring charges, and impairment charges, partially offset by the change in valuation allowance on deferred tax assets of $5.4 million, or $0.01 per diluted share on a net basis.

Comparable Sales Performance Metric- The following table presents the change in comparable sales for each segment and in total:

	Three months ended
	July 30, 2022	July 31, 2021
Change in comparable sales:
U.S. Retail segment	2.7%	94.3%
Canada Retail segment	47.3%	14.6%
Brand Portfolio segment - direct-to-consumer channel	43.3%	10.6%
Total	6.2%	84.9%

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

Number of Stores- As of July 30, 2022 and July 31, 2021, we had the following number of stores:

	July 30, 2022	July 31, 2021
U.S. Retail segment - DSW stores	506	515
Canada Retail segment:
The Shoe Company stores	113	116
DSW stores	25	27
	138	143
Total number of stores	644	658

RESULTS OF OPERATIONS

SECOND QUARTER OF 2022 COMPARED WITH SECOND QUARTER OF 2021

(amounts in thousands, except per share amounts)	Three months ended
	July 30, 2022		July 31, 2021		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$859,319	100.0%	$817,335	100.0%	$41,984	5.1%
Cost of sales	(563,649)	(65.6)	(532,654)	(65.2)	(30,995)	5.8%
Gross profit	295,670	34.4	284,681	34.8	10,989	3.9%
Operating expenses	(228,690)	(26.6)	(224,385)	(27.5)	(4,305)	1.9%
Income from equity investments	2,435	0.3	2,290	0.3	145	6.3%
Impairment charges	(1,816)	(0.2)	(1,174)	(0.1)	(642)	54.7%
Operating profit	67,599	7.9	61,412	7.5	6,187	10.1%
Interest expense, net	(2,752)	(0.3)	(8,072)	(1.0)	5,320	(65.9)%
Non-operating income (expenses), net	37	—	(244)	—	281	NM
Income before income taxes	64,884	7.6	53,096	6.5	11,788	22.2%
Income tax provision	(18,671)	(2.2)	(10,236)	(1.3)	(8,435)	82.4%
Net income	$46,213	5.4%	$42,860	5.2%	$3,353	7.8%
Basic and diluted earnings per share:
Basic earnings per share	$0.66		$0.59		$0.07	11.9%
Diluted earnings per share	$0.62		$0.55		$0.07	12.7%
Weighted average shares used in per share calculations:
Basic shares	69,604		72,932		(3,328)	(4.6)%
Diluted shares	73,942		77,619		(3,677)	(4.7)%
NM - Not meaningful

Net Sales- The following summarizes net sales by segment:

	Three months ended
(dollars in thousands)	July 30, 2022		July 31, 2021		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$734,063	83.5%	$723,093	87.0%	$10,970	1.5%	2.7%
Canada Retail	78,284	8.9%	57,585	6.9%	20,699	35.9%	47.3%
Brand Portfolio	66,351	7.6%	50,529	6.1%	15,822	31.3%	43.3%
Total segment net sales	878,698	100.0%	831,207	100.0%	47,491	5.7%	6.2%
Elimination of intersegment net sales	(19,379)		(13,872)		(5,507)	39.7%
Consolidated net sales	$859,319		$817,335		$41,984	5.1%

The improvement in sales during the three months ended July 30, 2022 over the same period last year was primarily due to the increase in comparable sales across all segments, with a significant increase from the Canada Retail segment as it was impacted during the three months ended July 31, 2021 by continued mandated closures and restrictions in certain key markets. The U.S. Retail segment's comparable sales benefited from higher comparable average unit retail prices. In addition, wholesale sales in the Brand Portfolio segment were higher in the second quarter of 2022 as compared to the same period last year due to increased orders as our retailer customers continue to recover. These increases were partially offset by the impact of stores closed since the end of the second quarter of 2021.

Gross Profit- The following summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	July 30, 2022		July 31, 2021		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$251,143	34.2%	$256,893	35.5%	$(5,750)	(2.2)%	(130)
Canada Retail	30,974	39.6%	18,768	32.6%	12,206	65.0%	700
Brand Portfolio	12,294	18.5%	8,533	16.9%	3,761	44.1%	160
Total segment gross profit	294,411	33.5%	284,194	34.2%	10,217	3.6%	(70)
Net recognition of intersegment gross profit	1,259		487		772
Consolidated gross profit	$295,670	34.4%	$284,681	34.8%	$10,989	3.9%	(40)

The increase in consolidated gross profit was primarily driven by increased sales during the second quarter of 2022 over the same period last year, partially offset by higher freight costs. The decrease in U.S. Retail segment gross profit was also impacted by moving our digital fulfillment activities from our Columbus location to our New Jersey location, which resulted in recognizing approximately $6.0 million of additional distribution costs, including accelerated depreciation. Consolidated gross profit as a percentage of consolidated net sales was down slightly due to higher freight costs impacting all of our segments, as well as the U.S. Retail segment with an increase in clearance sales and distribution costs, whereas the Canada Retail and Brand Portfolio segments increased due to being less promotional and improved leverage of occupancy costs and royalty expenses on higher sales volume.

The net recognition of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	July 30, 2022	July 31, 2021
Recognition (elimination) of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(19,379)	$(13,872)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	12,554	9,707
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	8,084	4,652
	$1,259	$487

Operating Expenses- For the three months ended July 30, 2022, operating expenses increased by $4.3 million over the same period last year, primarily driven by an increase in store payroll and marketing expenses in line with the increase in net sales, partially offset by target acquisition costs recognized last year. Operating expenses as a percentage of sales improved to 26.6% compared to 27.5% in the same period last year due to the improvement in net sales year over year as we leveraged our fixed costs.

Interest Expense, net- For the three months ended July 30, 2022, interest expense, net, decreased by $5.3 million over the same period last year, primarily due to the termination of the Term Loan in the first quarter of 2022, which had a higher interest rate than the 2022 ABL Revolver.

Income Taxes- For the three months ended July 30, 2022 and July 31, 2021, our effective tax rate was 28.8% and 19.3%, respectively. The rate for three months ended July 30, 2022 was impacted by permanent tax adjustments, primarily non-deductible compensation. The rate for the three months ended July 31, 2021 was the result of maintaining a full valuation allowance on deferred tax assets.

SIX MONTHS OF 2022 COMPARED WITH SIX MONTHS OF 2021

(amounts in thousands, except per share amounts)	Six months ended
	July 30, 2022		July 31, 2021		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$1,689,862	100.0%	$1,520,490	100.0%	$169,372	11.1%
Cost of sales	(1,118,447)	(66.2)	(1,019,698)	(67.1)	(98,749)	9.7%
Gross profit	571,415	33.8	500,792	32.9	70,623	14.1%
Operating expenses	(452,116)	(26.8)	(425,199)	(28.0)	(26,917)	6.3%
Income from equity investments	4,380	0.3	3,998	0.3	382	9.6%
Impairment charges	(2,888)	(0.2)	(1,174)	(0.1)	(1,714)	146.0%
Operating profit	120,791	7.1	78,417	5.1	42,374	54.0%
Interest expense, net	(5,704)	(0.3)	(16,886)	(1.1)	11,182	(66.2)%
Loss on extinguishment of debt and write-off of debt issuance costs	(12,862)	(0.7)	—	—	(12,862)	NM
Non-operating income, net	43	—	562	—	(519)	(92.3)%
Income before income taxes	102,268	6.1	62,093	4.0	40,175	64.7%
Income tax provision	(29,873)	(1.8)	(2,207)	(0.1)	(27,666)	1,253.6%
Net income	$72,395	4.3%	$59,886	3.9%	$12,509	20.9%
Basic and diluted earnings per share:
Basic earnings per share	$1.02		$0.82		$0.20	24.4%
Diluted earnings per share	$0.96		$0.78		$0.18	23.1%
Weighted average shares used in per share calculations:
Basic shares	71,263		72,773		(1,510)	(2.1)%
Diluted shares	75,369		77,271		(1,902)	(2.5)%
NM - Not meaningful

Net Sales- The following summarizes net sales by segment:

	Six months ended
(dollars in thousands)	July 30, 2022		July 31, 2021		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$1,436,808	82.8%	$1,343,751	86.7%	$93,057	6.9%	7.8%
Canada Retail	134,599	7.8%	98,189	6.3%	36,410	37.1%	44.8%
Brand Portfolio	163,807	9.4%	107,956	7.0%	55,851	51.7%	31.5%
Total segment net sales	1,735,214	100%	1,549,896	100.0%	185,318	12.0%	10.4%
Elimination of intersegment net sales	(45,352)		(29,406)		(15,946)	54.2%
Consolidated net sales	$1,689,862		$1,520,490		$169,372	11.1%

The improvement in sales during the six months ended July 30, 2022 over the same period last year was primarily due to the increase in comparable sales across all segments, primarily driven by the fact that during the six months ended July 31, 2021, the prolonged COVID-19 pandemic resulted in significantly reduced store traffic in the U.S. Retail and Canada Retail segments, with the Canada Retail segment also impacted by continued mandated closures and restrictions in certain key markets. In addition, wholesale sales in the Brand Portfolio segment were higher in the first half of 2022 as compared to the same period last year due to increased orders as our retailer customers continue to recover. These increases were partially offset by the impact of stores closed since the end of the second quarter of 2021.

Gross Profit- The following summarizes gross profit by segment:

	Six months ended
(dollars in thousands)	July 30, 2022		July 31, 2021		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$484,210	33.7%	$450,006	33.5%	$34,204	7.6%	20
Canada Retail	49,847	37.0%	29,603	30.1%	20,244	68.4%	690
Brand Portfolio	36,136	22.1%	20,459	19.0%	15,677	76.6%	310
Total segment gross profit	570,193	32.9%	500,068	32.3%	70,125	14.0%	60
Net recognition of intersegment gross profit	1,222		724		498
Consolidated gross profit	$571,415	33.8%	$500,792	32.9%	$70,623	14.1%	90

The improvement in consolidated gross profit was primarily driven by increased sales during the six months ended July 30, 2022 over the same period last year and being less promotional, partially offset by higher freight costs and distribution costs. Gross profit as a percentage of net sales for the U.S. Retail and Canada Retail segments increased due to being less promotional and improved leverage on occupancy costs, partially offset by higher freight costs in both segments and higher distribution costs in the U.S. Retail segment. The higher distribution costs within the U.S. Retail segment were primarily driven by moving digital fulfillment activities from our Columbus location to our New Jersey location. The improvement in gross profit as a percentage of net sales for the Brand Portfolio segment was primarily driven by the leverage of royalty expenses on higher sales volume.

The net recognition of intersegment profit consisted of the following:

	Six months ended
(in thousands)	July 30, 2022	July 31, 2021
Recognition (elimination) of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(45,352)	$(29,406)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	30,723	20,642
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	15,851	9,488
	$1,222	$724

Operating Expenses- For the six months ended July 30, 2022, operating expenses increased by $26.9 million over the same period last year, primarily driven by an increase in store payroll and marketing expenses in line with the increase in net sales. Operating expenses as a percentage of sales improved to 26.8% compared to 28.0% in the same period last year, due to the improvement in net sales year over year as we leveraged our fixed costs.

Interest Expense, net- For the six months ended July 30, 2022, interest expense, net, decreased by $11.2 million over the same period last year, primarily due to the termination of the Term Loan in the first quarter of 2022, which had a higher interest rate than the 2022 ABL Revolver.

Loss on extinguishment of debt and write-off of debt issuance costs- In connection with the settlement of our Term Loan on February 8, 2022, during the six months ended July 30, 2022 we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs. As a result of the replacement of the 2020 ABL Revolver during the six months ended July 30, 2022, we also wrote-off $0.2 million of debt issuance costs.

Income Taxes- For the six months ended July 30, 2022 and July 31, 2021, our effective tax rate was 29.2% and 3.6%, respectively. The rate for the six months ended July 30, 2022 was impacted by permanent tax adjustments, primarily non-deductible compensation. The rate for the six months ended July 31, 2021 was the result of maintaining a full valuation allowance on deferred tax assets along with net discrete tax benefits, primarily as a result of adjustments to our estimated 2020 return reflecting implemented tax strategies.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, and capital expenditures. Our working capital and inventory levels fluctuate seasonally. During the six months ended July 30, 2022, we repurchased 9.4 million Class A common shares at an aggregate cost of $128.5 million, with $206.4 million of Class A common shares that remain authorized under the program as of July 30, 2022. During the six months ended July 31, 2021, we did not repurchase any Class A common shares. We anticipate receiving approximately $160.0 million in the near future from the Internal Revenue Service as a result of the Coronavirus Aid, Relief, and Economic Security Act.

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

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Six months ended
(in thousands)	July 30, 2022	July 31, 2021	Change
Net cash provided by operating activities	$10,864	$96,229	$(85,365)
Net cash used in investing activities	(40,234)	(13,189)	(27,045)
Net cash provided by (used in) financing activities	7,398	(94,955)	102,353
Effect of exchange rate changes on cash balances	80	338	(258)
Net decrease in cash, cash equivalents and restricted cash	$(21,892)	$(11,577)	$(10,315)

OPERATING CASH FLOWS

The decrease in net cash provided by operations was driven by higher spend on working capital as our business continues to recover from the impacts of the COVID-19 pandemic with increases in consolidated inventories, increases in receivables on wholesale sales, and timing of payments to vendors. This was partially offset by the increase in net income recognized in the six months ended July 30, 2022 over the same period last year, after adjusting for non-cash activity including the loss from extinguishment of debt and write-off of debt issuance costs, depreciation and amortization, and stock-based compensation expense.

INVESTING CASH FLOWS

For the six months ended July 30, 2022, net cash used in investing activities was primarily due to capital expenditures relating to infrastructure and information technology ("IT") projects and store improvements as well as our investment in Le Tigre. During the six months ended July 31, 2021, the net cash used in investing activities was due to capital expenditures relating to IT projects and store improvements.

FINANCING CASH FLOWS

For the six months ended July 30, 2022, net cash provided by financing activities was due to net receipts of $387.4 million from our revolving lines of credit, partially offset by the payments of $238.2 million due to the settlement of the Term Loan, the repurchase of 9.4 million Class A common shares at an aggregate cost of $128.5 million, and the payment of dividends of $7.1 million. During the six months ended July 31, 2021, net cash used in financing activities was due to net payments of $83.2 million on our revolving lines of credit and payments on the Term Loan of $6.3 million.

DEBT

2022 ABL Revolver- On March 30, 2022, we replaced our 2020 ABL Revolver with our current 2022 ABL Revolver, which provides a revolving line of credit of up to $550.0 million, including a Canadian sub-limit of up to $55.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $55.0 million sub-limit for swing loan advances for U.S. borrowings, and a $5.5 million sub-limit for swing loan advances for Canadian borrowings. Our 2022 ABL Revolver matures in March 2027 and is secured by a first priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The 2022 ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of July 30, 2022, the 2022 ABL Revolver had a borrowing base of $550.0 million, with $387.4 million in outstanding borrowings and $4.9 million in letters of credit issued, resulting in $157.7 million available for borrowings.

Debt Covenants- The 2022 ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $41.3 million and 10.0% of the maximum borrowing amount. The 2022 ABL Revolver also contains customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of July 30, 2022, we were in compliance with all financial covenants.

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

CAPITAL EXPENDITURE PLANS

We expect to spend approximately $65.0 million to $75.0 million for capital expenditures in 2022, of which we invested $27.2 million during the six months ended July 30, 2022. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

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

The following table sets forth the Class A common shares repurchased during the three months ended July 30, 2022:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
May 1, 2022 to May 28, 2022	1,829	$13.56	1,829	$287,386
May 29, 2022 to July 2, 2022	1,558	$13.92	1,543	$265,894
July 3, 2022 to July 30, 2022	4,405	$13.50	4,397	$206,437
Total	7,792	$13.62	7,769

(1)     The total number of shares repurchased includes the shares repurchased as part of publicly announced programs and 22,605 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.
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

On August 25, 2022, the Board of Directors declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on October 6, 2022 to shareholders of record at the close of business on September 22, 2022, and is expected to be recorded against retained earnings.

RESTRICTIONS

The 2022 ABL Revolver contains customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed the Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	August 31, 2022	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)