Form 10-Q
period 2022-10-29
Designer Brands Inc.
filed 2022-12-01
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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

Number of shares outstanding of each of the registrant's classes of common stock, as of November 23, 2022: 55,899,696 Class A common shares and 7,732,743 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended October 29, 2022 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)	Three months ended		Nine months ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$865,020	$853,467	$2,554,882	$2,373,957
Cost of sales	(579,201)	(539,850)	(1,697,648)	(1,559,548)
Gross profit	285,819	313,617	857,234	814,409
Operating expenses	(222,232)	(211,909)	(674,348)	(637,108)
Income from equity investments	2,290	2,600	6,670	6,598
Impairment charges	(1,349)	—	(4,237)	(1,174)
Operating profit	64,528	104,308	185,319	182,725
Interest expense, net	(4,826)	(7,706)	(10,530)	(24,592)
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	(12,862)	—
Non-operating income (expenses), net	(152)	172	(109)	734
Income before income taxes	59,550	96,774	161,818	158,867
Income tax provision	(14,379)	(16,590)	(44,252)	(18,797)
Net income	$45,171	$80,184	$117,566	$140,070
Basic and diluted earnings per share:
Basic earnings per share	$0.70	$1.10	$1.71	$1.92
Diluted earnings per share	$0.65	$1.04	$1.60	$1.81
Weighted average shares used in per share calculations:
Basic shares	64,245	73,191	68,924	72,911
Diluted shares	69,140	77,135	73,287	77,216

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(unaudited and in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$45,171	$80,184	$117,566	$140,070
Other comprehensive income (loss), net-
Foreign currency translation gain (loss)	(2,956)	302	(3,100)	547
Total comprehensive income	$42,215	$80,486	$114,466	$140,617

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	October 29, 2022	January 29, 2022	October 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$62,507	$72,691	$83,069
Receivables, net	228,746	199,826	231,391
Inventories	681,843	586,429	602,101
Prepaid expenses and other current assets	53,950	55,270	53,756
Total current assets	1,027,046	914,216	970,317
Property and equipment, net	233,515	256,786	263,581
Operating lease assets	691,032	647,221	664,646
Goodwill	93,655	93,655	93,655
Intangible assets, net	19,273	15,527	16,005
Equity investments	64,246	55,578	56,623
Other assets	42,611	31,651	29,117
Total assets	$2,171,378	$2,014,634	$2,093,944
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$315,996	$340,877	$401,280
Accrued expenses	213,905	215,812	211,017
Current maturities of long-term debt	—	—	62,500
Current operating lease liabilities	187,619	202,228	206,065
Total current liabilities	717,520	758,917	880,862
Long-term debt	415,467	225,536	165,422
Non-current operating lease liabilities	628,820	593,429	622,273
Other non-current liabilities	26,059	24,356	31,726
Total liabilities	1,787,866	1,602,238	1,700,283
Commitments and contingencies
Shareholders' equity:
Common shares paid-in capital, no par value	1,012,794	1,005,382	1,000,180
Treasury shares, at cost	(662,614)	(515,065)	(515,065)
Retained earnings (deficit)	40,049	(74,304)	(88,715)
Accumulated other comprehensive loss	(6,717)	(3,617)	(2,739)
Total shareholders' equity	383,512	412,396	393,661
Total liabilities and shareholders' equity	$2,171,378	$2,014,634	$2,093,944

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three months ended October 29, 2022
Balance, July 30, 2022	56,803	7,733	31,594	$1,010,181	$(643,563)	$(1,909)	$(3,761)	$360,948
Net income	—	—	—	—	—	45,171	—	45,171
Stock-based compensation activity	373	—	—	2,613	—	—	—	2,613
Repurchase of Class A common shares	(1,288)	—	1,288	—	(19,051)	—	—	(19,051)
Dividends ($0.05 per share)	—	—	—	—	—	(3,213)	—	(3,213)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,956)	(2,956)
Balance, October 29, 2022	55,888	7,733	32,882	$1,012,794	$(662,614)	$40,049	$(6,717)	$383,512
Three months ended October 30, 2021
Balance, July 31, 2021	65,236	7,733	22,169	$998,117	$(515,065)	$(168,899)	$(3,041)	$311,112
Net income	—	—	—	—	—	80,184	—	80,184
Stock-based compensation activity	375	—	—	2,063	—	—	—	2,063
Foreign currency translation adjustment	—	—	—	—	—	—	302	302
Balance, October 30, 2021	65,611	7,733	22,169	$1,000,180	$(515,065)	$(88,715)	$(2,739)	$393,661
Nine months ended October 29, 2022
Balance, January 29, 2022	65,624	7,733	22,169	$1,005,382	$(515,065)	$(74,304)	$(3,617)	$412,396
Net income	—	—	—	—	—	117,566	—	117,566
Stock-based compensation activity	977	—	—	14,509	—	—	—	14,509
Repurchase of Class A common shares	(10,713)	—	10,713	—	(147,549)	—	—	(147,549)
Dividends ($0.15 per share)	—	—	—	(7,097)	—	(3,213)	—	(10,310)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,100)	(3,100)
Balance, October 29, 2022	55,888	7,733	32,882	$1,012,794	$(662,614)	$40,049	$(6,717)	$383,512
Nine months ended October 30, 2021
Balance, January 30, 2021	64,666	7,733	22,169	$990,153	$(515,065)	$(228,785)	$(3,286)	$243,017
Net income	—	—	—	—	—	140,070	—	140,070
Stock-based compensation activity	945	—	—	10,027	—	—	—	10,027
Foreign currency translation adjustment	—	—	—	—	—	—	547	547
Balance, October 30, 2021	65,611	7,733	22,169	$1,000,180	$(515,065)	$(88,715)	$(2,739)	$393,661

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(unaudited and in thousands)	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net income	$117,566	$140,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,754	59,178
Stock-based compensation expense	22,327	18,646
Deferred income taxes	(260)	822
Income from equity investments	(6,670)	(6,598)
Distributions received from equity investments	6,230	8,573
Impairment charges	4,237	1,174
Loss on extinguishment of debt and write-off of debt issuance costs	12,862	—
Other	4,940	1,598
Change in operating assets and liabilities:
Accounts receivable	(25,043)	(18,121)
Income tax receivable	(2,979)	(17,110)
Inventories	(98,789)	(127,513)
Prepaid expenses and other current assets	(9,919)	(988)
Accounts payable	(24,389)	153,511
Accrued expenses	(1,221)	10,204
Operating lease assets and liabilities, net	(25,706)	(59,152)
Net cash provided by operating activities	37,940	164,294
Cash flows from investing activities:
Cash paid for property and equipment	(41,928)	(22,061)
Equity investment in Le Tigre	(8,228)	—
Other	(5,853)	—
Net cash used in investing activities	(56,009)	(22,061)
Cash flows from financing activities:
Borrowing on revolving lines of credit	1,490,199	349,653
Payments on revolving lines of credit	(1,074,733)	(449,653)
Payments for borrowings and prepayment premium under Term Loan	(238,196)	(9,376)
Payments of debt issuance costs	(2,316)	—
Cash paid for treasury shares	(147,549)	—
Dividends paid	(10,310)	—
Other	(7,849)	(8,487)
Net cash provided by (used in) financing activities	9,246	(117,863)
Effect of exchange rate changes on cash balances	(1,361)	664
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,184)	25,034
Cash, cash equivalents and restricted cash, beginning of period	74,459	59,581
Cash, cash equivalents and restricted cash, end of period	$64,275	$84,615
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$43,027	$13,228
Cash paid for interest on debt	$10,355	$19,339
Cash paid for operating lease liabilities	$169,328	$209,045
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$6,011	$3,250
Operating lease liabilities arising from lease asset additions	$12,014	$13,379
Net increase to operating lease assets and lease liabilities for modifications	$164,453	$72,698

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

Severance- During the nine months ended October 29, 2022 and October 30, 2021, we incurred severance costs of $1.2 million and $2.6 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of October 29, 2022, January 29, 2022, and October 30, 2021, we had accrued severance of $0.7 million, $1.9 million, and $2.5 million, respectively, included in accrued expenses on the condensed consolidated balance sheets.

Income Taxes- We continue to assess the likelihood of realizing the benefits of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As a result of the losses incurred in 2020 due to the impacts of the COVID-19 pandemic, we were in a three-year cumulative loss position in the U.S. as of October 29, 2022, which was significant objective negative evidence in considering whether U.S. deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. As of October 29, 2022, a valuation allowance has been maintained as a reserve on substantially all of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. Given the continued realization of income since 2020 and projected future income, sufficient positive evidence may become available for the release of all or a portion of the valuation allowance within the next twelve months. Such a release would result in a material non-cash income tax benefit in our consolidated statement of operations in the period of release and the recording of additional deferred tax assets on our consolidated balance sheet. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations and a 1% excise tax on net stock repurchases. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.

For the nine months ended October 29, 2022 and October 30, 2021, our effective tax rate was 27.3% and 11.8%, respectively. The rate for the nine months ended October 29, 2022 was impacted by permanent tax adjustments, primarily non-deductible compensation. The rate for the nine months ended October 30, 2021 was the result of maintaining a full valuation allowance on deferred tax assets while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated 2020 return reflecting implemented tax strategies.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	October 29, 2022	January 29, 2022	October 30, 2021
Cash and cash equivalents	$62,507	$72,691	$83,069
Restricted cash, included in prepaid expenses and other current assets	1,768	1,768	1,546
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$64,275	$74,459	$84,615

Equity Investment in Le Tigre- On July 1, 2022, we acquired a 33.3% interest in Le Tigre 360 Global LLC ("Le Tigre"), which manages the Le Tigre brand, for $8.2 million. We account for our investment in Le Tigre, where we exercise significant influence but do not have control, using the equity method. The difference between the purchase price of Le Tigre and our interest in Le Tigre's underlying net equity is comprised of a definite lived tradename intangible asset and equity method goodwill. Our share of net loss of Le Tigre and amortization of the intangible asset is included in income from equity investments on the consolidated statements of operations.

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

Impairment of Long-Lived Assets- During the three months ended October 29, 2022, we recorded impairment charges of $1.3 million with $0.4 million in the U.S. Retail segment related to an early store closure and $0.9 million in the Brand Portfolio segment resulting from the sublease of an abandoned leased space. During nine months ended October 29, 2022, we recorded impairment charges of $4.2 million, primarily in the Brand Portfolio segment resulting from subleases of abandoned leased spaces. During the nine months ended October 30, 2021, we recorded an impairment charge of $1.2 million in the U.S. Retail segment for abandoned equipment we replaced.

2. REVENUE

DISAGGREGATION OF NET SALES

Net Sales by Brand Categories- The following table presents net sales disaggregated by brand categories for each segment:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended October 29, 2022
Owned Brands:(1)
Direct-to-consumer	$153,311	$—	$9,810	$—	$163,121
External customer wholesale and commission income	—	—	66,530	—	66,530
Intersegment wholesale and commission income	—	—	31,118	(31,118)	—
Total Owned Brands	153,311	—	107,458	(31,118)	229,651
National brands	553,080	—	—	—	553,080
Canada Retail(2)	—	82,289	—	—	82,289
Total net sales	$706,391	$82,289	$107,458	$(31,118)	$865,020
Three months ended October 30, 2021
Owned Brands:(1)
Direct-to-consumer	$114,702	$—	$7,726	$—	$122,428
External customer wholesale and commission income	—	—	61,341	—	61,341
Intersegment wholesale and commission income	—	—	34,852	(34,852)	—
Total Owned Brands	114,702	—	103,919	(34,852)	183,769
National brands	594,906	—	—	—	594,906
Canada Retail(2)	—	74,792	—	—	74,792
Total net sales	$709,608	$74,792	$103,919	$(34,852)	$853,467

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Nine months ended October 29, 2022
Owned Brands:(1)
Direct-to-consumer	$440,343	$—	$24,130	$—	$464,473
External customer wholesale and commission income	—	—	170,665	—	170,665
Intersegment wholesale and commission income	—	—	76,470	(76,470)	—
Total Owned Brands	440,343	—	271,265	(76,470)	635,138
National brands	1,702,856	—	—	—	1,702,856
Canada Retail(2)	—	216,888	—	—	216,888
Total net sales	$2,143,199	$216,888	$271,265	$(76,470)	$2,554,882
Nine months ended October 30, 2021
Owned Brands:(1)
Direct-to-consumer	$300,120	$—	$18,616	$—	$318,736
External customer wholesale and commission income	—	—	129,001	—	129,001
Intersegment wholesale and commission income	—	—	64,258	(64,258)	—
Total Owned Brands	300,120	—	211,875	(64,258)	447,737
National brands	1,753,239	—	—	—	1,753,239
Canada Retail(2)	—	172,981	—	—	172,981
Total net sales	$2,053,359	$172,981	$211,875	$(64,258)	$2,373,957
(1)    Owned Brands refers to those brands we have rights to sell through ownership or license arrangements.
(2)    We currently do not report the Canada Retail segment net sales by brand categories.

Net Sales by Product and Service Categories- The following table presents net sales disaggregated by product and service category for each segment:

	Three months ended		Nine months ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales:
U.S. Retail segment:
Women's footwear	$450,130	$448,879	$1,394,340	$1,321,697
Men's footwear	151,106	154,523	461,035	454,688
Kids' footwear	65,638	69,159	171,742	178,003
Accessories and other	39,517	37,047	116,082	98,971
	706,391	709,608	2,143,199	2,053,359
Canada Retail segment:
Women's footwear	41,381	34,495	115,187	85,156
Men's footwear	20,334	17,963	56,224	43,296
Kids' footwear	17,291	19,607	36,700	38,674
Accessories and other	3,283	2,727	8,777	5,855
	82,289	74,792	216,888	172,981
Brand Portfolio segment:
Wholesale	95,837	90,558	237,748	181,916
First Cost commission income	1,811	5,635	9,387	11,343
Direct-to-consumer	9,810	7,726	24,130	18,616
	107,458	103,919	271,265	211,875
Total segment net sales	896,138	888,319	2,631,352	2,438,215
Elimination of intersegment sales	(31,118)	(34,852)	(76,470)	(64,258)
Total net sales	$865,020	$853,467	$2,554,882	$2,373,957

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and our loyalty programs:

	Three months ended		Nine months ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gift cards:
Beginning of period	$30,118	$28,691	$36,783	$34,442
Gift cards redeemed and breakage recognized to net sales	(14,341)	(14,483)	(50,896)	(50,863)
Gift cards issued	12,312	12,966	42,202	43,595
End of period	$28,089	$27,174	$28,089	$27,174
Loyalty programs:
Beginning of period	$16,788	$15,255	$15,736	$11,379
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(7,974)	(9,025)	(24,034)	(19,929)
Deferred revenue for loyalty points issued	8,795	10,365	25,907	25,145
End of period	$17,609	$16,595	$17,609	$16,595

3. RELATED PARTY TRANSACTIONS

Schottenstein Affiliates

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family ("Schottenstein Affiliates"). As of October 29, 2022, the Schottenstein Affiliates beneficially owned approximately 23% of the Company's outstanding common shares, representing approximately 58% of the combined voting power of the Company, consisting of, in the aggregate, 6.7 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by Schottenstein Affiliates. We also leased a fulfillment center from a Schottenstein Affiliate through September 2022 that was not renewed. During the three months ended October 29, 2022 and October 30, 2021, we recorded rent expense from leases with Schottenstein Affiliates of $2.3 million and $2.7 million, respectively. During the nine months ended October 29, 2022 and October 30, 2021, we recorded rent expense from leases with Schottenstein Affiliates of $7.3 million and $8.1 million, respectively. As of October 29, 2022, January 29, 2022, and October 30, 2021, we had related party current operating lease liabilities of $5.4 million, $6.3 million, and $7.1 million, respectively, and non-current operating lease liabilities of $11.5 million, $18.3 million, and $19.3 million, respectively.

Other Purchases and Services- For both the three months ended October 29, 2022 and October 30, 2021, we had other purchases and services we incurred from the Schottenstein Affiliates of $1.2 million. For both the nine months ended October 29, 2022 and October 30, 2021, we had other purchases and services we incurred from the Schottenstein Affiliates of $3.7 million.

Due to Related Parties- Amounts due to Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

Equity Method Investments

ABG-Camuto- We have a 40% interest in our equity investment in ABG-Camuto. We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands managed by ABG-Camuto, subject to guaranteed minimums. For the three months ended October 29, 2022 and October 30, 2021, we recorded royalty expense for amounts paid to ABG-Camuto of $4.6 million and $4.4 million, respectively. For the nine months ended October 29, 2022 and October 30, 2021, we recorded royalty expense for amounts paid to ABG-Camuto of $13.7 million and $13.6 million, respectively. Amounts due to ABG-Camuto were immaterial for all periods presented.

Le Tigre- We have a 33.3% interest in our equity investment in Le Tigre. On July 1, 2022, we entered into a license agreement with Le Tigre whereby we pay royalties on our net sales from the Le Tigre brand, subject to guaranteed minimums. The license agreement provides for the exclusive right to design and produce Le Tigre branded footwear to be sold primarily through our DSW and The Shoe Company direct-to-consumer stores and e-commerce sites. Activity with Le Tigre during the nine months ended October 29, 2022 was immaterial.

4. EARNINGS PER SHARE

Basic earnings per share is based on net income and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options and restricted stock units ("RSUs") calculated using the treasury stock method.

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings per share:

	Three months ended		Nine months ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Weighted average basic shares outstanding	64,245	73,191	68,924	72,911
Dilutive effect of stock-based compensation awards	4,895	3,944	4,363	4,305
Weighted average diluted shares outstanding	69,140	77,135	73,287	77,216

For the three months ended October 29, 2022 and October 30, 2021, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 2.7 million and 3.6 million, respectively. For the nine months ended October 29, 2022 and October 30, 2021, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 2.8 million and 3.0 million, respectively.

5. STOCK-BASED COMPENSATION

Stock-based compensation expense consisted of the following:

	Three months ended		Nine months ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stock options	$—	$130	$101	$515
Restricted and director stock units	6,364	5,151	22,226	18,131
	$6,364	$5,281	$22,327	$18,646

The following table summarizes the stock-based compensation award share activity for RSUs for the nine months ended October 29, 2022:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	6,058	744
Granted	1,965	617
Vested	(1,235)	(174)
Forfeited	(232)	—
Outstanding - end of period	6,556	1,187

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

The following table provides additional information for our common shares:

(in thousands)	October 29, 2022		January 29, 2022		October 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	88,770	7,733	87,793	7,733	87,780	7,733
Outstanding shares	55,888	7,733	65,624	7,733	65,611	7,733
Treasury shares	32,882	—	22,169	—	22,169	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

Dividends- On November 17, 2022, the Board of Directors declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on December 28, 2022 to shareholders of record at the close of business on December 13, 2022, and is expected to be recorded against retained earnings.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the nine months ended October 29, 2022, we repurchased 10.7 million Class A common shares at an aggregate cost of $147.5 million, with $187.4 million of Class A common shares that remain authorized under the program as of October 29, 2022. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

7. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	October 29, 2022	January 29, 2022	October 30, 2021
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$53,304	$27,827	$51,574
Serviced by third-party provider without guaranteed payment	270	82	960
Serviced in-house	2,302	2,783	3,113
Income tax receivable	165,218	162,240	166,934
Other receivables	8,729	8,026	10,043
Total receivables	229,823	200,958	232,624
Allowance for doubtful accounts	(1,077)	(1,132)	(1,233)
	$228,746	$199,826	$231,391

In November 2022, we received $120.3 million of our income tax receivable from the Internal Revenue Service as a result of the Coronavirus Aid, Relief, and Economic Security Act. We anticipate receiving the remaining income tax receivable within the next twelve months.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	October 29, 2022	January 29, 2022	October 30, 2021
Gift cards	$28,089	$36,783	$27,174
Accrued compensation and related expenses	38,815	41,603	29,874
Accrued taxes	30,689	28,327	43,677
Loyalty programs deferred revenue	17,609	15,736	16,595
Sales returns, customer allowances and discounts	21,643	20,671	22,608
Other	77,060	72,692	71,089
	$213,905	$215,812	$211,017

9. DEBT

Debt consisted of the following:

(in thousands)	October 29, 2022	January 29, 2022	October 30, 2021
ABL Revolver	$415,467	$—	$—
Term Loan	—	231,250	234,375
Total debt	415,467	231,250	234,375
Less unamortized Term Loan debt issuance costs	—	(5,714)	(6,453)
Less current maturities of long-term debt	—	—	(62,500)
Long-term debt	$415,467	$225,536	$165,422

ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current senior secured asset-based revolving credit facility ("ABL Revolver"), which provides a revolving line of credit of up to $550.0 million, including a Canadian sub-limit of up to $55.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $55.0 million sub-limit for swing loan advances for U.S. borrowings, and a $5.5 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in March 2027 and is secured by a first priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of October 29, 2022, the ABL Revolver had a borrowing base of $550.0 million, with $415.5 million in outstanding borrowings and $3.6 million in letters of credit issued, resulting in $130.9 million available for borrowings.

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined and subject to a floor of 0%) plus 0.5%, and (iii) the one-month Adjusted Term SOFR (as defined) plus 1.0%; or (B) a one-month, three-month or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 5.3% as of October 29, 2022. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees, and the amortization of debt issuance costs.

Debt Covenants- The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $41.3 million and 10.0% of the maximum borrowing amount. The ABL Revolver also contains customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver contains customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations under the ABL Revolver may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of October 29, 2022, we were in compliance with all financial covenants contained in the ABL Revolver.

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

Guarantee- We provide guarantees for lease obligations that are scheduled to expire in 2023 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of October 29, 2022, the total future minimum lease payment requirements under these guarantees were approximately $11.2 million.

11. SEGMENT REPORTING
The following provides certain key financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended October 29, 2022
Net sales:
External customer sales	$706,391	$82,289	$76,340	$—	$865,020
Intersegment sales	—	—	31,118	(31,118)	—
Total net sales	$706,391	$82,289	$107,458	$(31,118)	$865,020
Gross profit	$232,058	$31,298	$23,839	$(1,376)	$285,819
Income from equity investments	$—	$—	$2,290	$—	$2,290
Three months ended October 30, 2021
Net sales:
External customer sales	$709,608	$74,792	$69,067	$—	$853,467
Intersegment sales	—	—	34,852	(34,852)	—
Total net sales	$709,608	$74,792	$103,919	$(34,852)	$853,467
Gross profit	$258,059	$28,588	$32,329	$(5,359)	$313,617
Income from equity investment	$—	$—	$2,600	$—	$2,600
Nine months ended October 29, 2022
Net sales:
External customer sales	$2,143,199	$216,888	$194,795	$—	$2,554,882
Intersegment sales	—	—	76,470	(76,470)	—
Total net sales	$2,143,199	$216,888	$271,265	$(76,470)	$2,554,882
Gross profit	$716,268	$81,145	$59,975	$(154)	$857,234
Income from equity investments	$—	$—	$6,670	$—	$6,670
Nine months ended October 30, 2021
Net sales:
External customer sales	$2,053,359	$172,981	$147,617	$—	$2,373,957
Intersegment sales	—	—	64,258	(64,258)	—
Total net sales	$2,053,359	$172,981	$211,875	$(64,258)	$2,373,957
Gross profit	$708,065	$58,191	$52,788	$(4,635)	$814,409
Income from equity investment	$—	$—	$6,598	$—	$6,598

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS FOR THE THIRD QUARTER OF 2022

For the third quarter of 2022, net sales increased 1.4% and comparable sales increased 3.0% over the same period last year. Net sales during the third quarter of 2022 from our Owned Brands increased 25.0% over the same period last year, with Owned Brands representing 26.5% of consolidated net sales as compared to 21.5% for the same period last year. The increase in net sales from our Owned Brands demonstrates progress towards our long-term plan of doubling net sales of our Owned Brands by 2026. Gross profit, operating profit, and net income for the third quarter of 2022 were lower when compared to the same period last year, which had record-setting results, as we were impacted by a more promotional retail environment as the industry experienced a shift from tighter inventory positions to excess inventory, resulting in us also being more promotional. In addition, we strategically increased our clearance assortment in order for us to attract customers who are more value oriented and this allows us to manage our inventory more effectively and proactively.

IMPACT OF THE COVID-19 PANDEMIC AND GLOBAL ECONOMIC CONDITIONS ON OUR RESULTS OF OPERATIONS

The COVID-19 pandemic continues to impact the global economy, including disrupted supply chain operations globally, temporary factory closures, labor shortages, vessel, container and other transportation shortages, and port congestion. Such disruptions have at times reduced the availability of inventory while at other times have caused excess inventory as the timing of inventory receipts has been disrupted. Disruptions may continue especially in geographic locations where government responses may result in mandated quarantines and closures of facilities and operations we depend on. Accordingly, it is not clear at this time how long and to what extent the pandemic will last and we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic.

In addition, other changes in economic conditions, most notably inflationary pressures (including increases in the cost of merchandise, transportation, and compensation), rising interest rates, significant foreign currency volatility, and the growing concerns of a potential recession, have also impacted consumer discretionary income levels and spending. In response to such pressures, as well as in an effort to reduce elevated inventory levels, many retailers have become increasingly more promotional in an attempt to offset traffic declines and increase conversion. The continuation of these trends could have a material adverse effect on our business or operating results.

We continue to assess the likelihood of realizing the benefits of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As a result of the losses incurred in 2020 due to the impacts of the COVID-19 pandemic, we were in a three-year cumulative loss position in the U.S. as of October 29, 2022, which was significant objective negative evidence in considering whether U.S. deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. As of October 29, 2022, a valuation allowance has been maintained as a reserve on substantially all of our net deferred tax assets due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. Given the continued realization of income since 2020 and projected future income, sufficient positive evidence may become available for the release of all or a portion of the valuation allowance within the next twelve months. Such a release would result in a material non-cash income tax benefit in our consolidated statement of operations in the period of release and the recording of additional deferred tax assets on our consolidated balance sheet. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods.

FINANCIAL SUMMARY AND OTHER KEY METRICS
For the three months ended October 29, 2022:
•Net sales increased to $865.0 million from $853.5 million for the three months ended October 30, 2021.
•Gross profit as a percentage of net sales was 33.0% compared to 36.7% for the same period last year.
•Net income was $45.2 million, or $0.65 per diluted share, which included after-tax charges of $2.0 million primarily related to impairment and termination costs partially offset by the change in valuation allowance on deferred tax assets of $1.1 million. Net income for the three months ended October 30, 2021 was $80.2 million, or $1.04 per diluted share, which included after-tax charges of $13.6 million, or $0.18 per diluted share, primarily related to the change in valuation allowance on deferred tax assets.

Comparable Sales Performance Metric- The following table presents the change in comparable sales for each segment and in total:

	Three months ended
	October 29, 2022	October 30, 2021
Change in comparable sales:
U.S. Retail segment	1.1%	43.9%
Canada Retail segment	18.8%	15.2%
Brand Portfolio segment - direct-to-consumer channel	27.0%	50.4%
Total	3.0%	40.8%

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

Number of Stores- As of October 29, 2022 and October 30, 2021, we had the following number of stores:

	October 29, 2022	October 30, 2021
U.S. Retail segment - DSW stores	504	515
Canada Retail segment:
The Shoe Company stores	113	117
DSW stores	25	27
	138	144
Total number of stores	642	659

RESULTS OF OPERATIONS

THIRD QUARTER OF 2022 COMPARED WITH THIRD QUARTER OF 2021

(amounts in thousands, except per share amounts)	Three months ended
	October 29, 2022		October 30, 2021		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$865,020	100.0%	$853,467	100.0%	$11,553	1.4%
Cost of sales	(579,201)	(67.0)	(539,850)	(63.3)	(39,351)	7.3%
Gross profit	285,819	33.0	313,617	36.7	(27,798)	(8.9)%
Operating expenses	(222,232)	(25.7)	(211,909)	(24.8)	(10,323)	4.9%
Income from equity investments	2,290	0.3	2,600	0.3	(310)	(11.9)%
Impairment charges	(1,349)	(0.2)	—	—	(1,349)	NM
Operating profit	64,528	7.4	104,308	12.2	(39,780)	(38.1)%
Interest expense, net	(4,826)	(0.5)	(7,706)	(0.9)	2,880	(37.4)%
Non-operating income (expenses), net	(152)	—	172	—	(324)	NM
Income before income taxes	59,550	6.9	96,774	11.3	(37,224)	(38.5)%
Income tax provision	(14,379)	(1.7)	(16,590)	(1.9)	2,211	(13.3)%
Net income	$45,171	5.2%	$80,184	9.4%	$(35,013)	(43.7)%
Basic and diluted earnings per share:
Basic earnings per share	$0.70		$1.10		$(0.40)	(36.4)%
Diluted earnings per share	$0.65		$1.04		$(0.39)	(37.5)%
Weighted average shares used in per share calculations:
Basic shares	64,245		73,191		(8,946)	(12.2)%
Diluted shares	69,140		77,135		(7,995)	(10.4)%
NM - Not meaningful

Net Sales- The following summarizes net sales by segment:

	Three months ended
(dollars in thousands)	October 29, 2022		October 30, 2021		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$706,391	78.8%	$709,608	79.9%	$(3,217)	(0.5)%	1.1%
Canada Retail	82,289	9.2%	74,792	8.4%	7,497	10.0%	18.8%
Brand Portfolio	107,458	12.0%	103,919	11.7%	3,539	3.4%	27.0%
Total segment net sales	896,138	100.0%	888,319	100.0%	7,819	0.9%	3.0%
Elimination of intersegment net sales	(31,118)		(34,852)		3,734	(10.7)%
Consolidated net sales	$865,020		$853,467		$11,553	1.4%

The improvement in net sales during the three months ended October 29, 2022 over the same period last year was primarily due to the increase in comparable sales across all segments, offset by store closures since the end of the third quarter of 2021. The decrease in net sales for the U.S. Retail segment was driven by store closures partially offset by the increase in comparable sales, which benefited from higher comparable transactions that more than offset lower comparable average unit retail prices. The increase in net sales for the Canada Retail segment was driven by the increase in comparable sales, which had higher comparable transactions and higher comparable average unit retail prices, partially offset by the unfavorable impact from foreign currency translation. The Brand Portfolio segment delivered increases in comparable sales for www.vincecamuto.com and wholesale sales, while commission income decreased.

Gross Profit- The following summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	October 29, 2022		October 30, 2021		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$232,058	32.9%	$258,059	36.4%	$(26,001)	(10.1)%	(350)
Canada Retail	31,298	38.0%	28,588	38.2%	2,710	9.5%	(20)
Brand Portfolio	23,839	22.2%	32,329	31.1%	(8,490)	(26.3)%	(890)
Total segment gross profit	287,195	32.0%	318,976	35.9%	(31,781)	(10.0)%	(390)
Net elimination of intersegment gross profit	(1,376)		(5,359)		3,983
Consolidated gross profit	$285,819	33.0%	$313,617	36.7%	$(27,798)	(8.9)%	(370)

The decrease in consolidated gross profit during the three months ended October 29, 2022 over the same period last year was impacted by a more promotional retail environment as the industry experienced a shift from tighter inventory positions to excess inventory, resulting in us being more promotional in both the U.S. Retail and the Brand Portfolio segments as well as our increase in freight costs. The decrease in the U.S. Retail segment gross profit was also impacted by strategically increasing our clearance assortment and moving our digital fulfillment activities from our Columbus location to our New Jersey location, which resulted in recognizing approximately $6.0 million of additional distribution costs, including accelerated depreciation and termination costs. The decrease in the Brand Portfolio segment gross profit was also impacted by lower commission income. As a result, consolidated gross profit as a percentage of consolidated net sales was down 370 basis points.

The net elimination of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	October 29, 2022	October 30, 2021
Recognition (elimination) of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(31,118)	$(34,852)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	21,426	22,950
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	8,316	6,543
	$(1,376)	$(5,359)

Operating Expenses- For the three months ended October 29, 2022, operating expenses increased by $10.3 million over the same period last year, primarily driven by an increase in store payroll and marketing expenses. Operating expenses as a percentage of sales were 25.7% compared to 24.8% in the same period last year.

Interest Expense, net- For the three months ended October 29, 2022, interest expense, net, decreased by $2.9 million over the same period last year, primarily due to the termination of the Term Loan in the first quarter of 2022, which had a higher interest rate than the ABL Revolver.

Income Taxes- For the three months ended October 29, 2022 and October 30, 2021, our effective tax rate was 24.1% and 17.1%, respectively. The rate for three months ended October 29, 2022 was impacted by permanent tax adjustments, primarily non-deductible compensation. The rate for the three months ended October 30, 2021 was the result of maintaining a full valuation allowance on deferred tax assets.

NINE MONTHS OF 2022 COMPARED WITH NINE MONTHS OF 2021

(amounts in thousands, except per share amounts)	Nine months ended
	October 29, 2022		October 30, 2021		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$2,554,882	100.0%	$2,373,957	100.0%	$180,925	7.6%
Cost of sales	(1,697,648)	(66.4)	(1,559,548)	(65.7)	(138,100)	8.9%
Gross profit	857,234	33.6	814,409	34.3	42,825	5.3%
Operating expenses	(674,348)	(26.4)	(637,108)	(26.9)	(37,240)	5.8%
Income from equity investments	6,670	0.3	6,598	0.3	72	1.1%
Impairment charges	(4,237)	(0.2)	(1,174)	—	(3,063)	260.9%
Operating profit	185,319	7.3	182,725	7.7	2,594	1.4%
Interest expense, net	(10,530)	(0.4)	(24,592)	(1.0)	14,062	(57.2)%
Loss on extinguishment of debt and write-off of debt issuance costs	(12,862)	(0.5)	—	—	(12,862)	NM
Non-operating income (expenses), net	(109)	—	734	—	(843)	NM
Income before income taxes	161,818	6.4	158,867	6.7	2,951	1.9%
Income tax provision	(44,252)	(1.7)	(18,797)	(0.8)	(25,455)	135.4%
Net income	$117,566	4.7%	$140,070	5.9%	$(22,504)	(16.1)%
Basic and diluted earnings per share:
Basic earnings per share	$1.71		$1.92		$(0.21)	(10.9)%
Diluted earnings per share	$1.60		$1.81		$(0.21)	(11.6)%
Weighted average shares used in per share calculations:
Basic shares	68,924		72,911		(3,987)	(5.5)%
Diluted shares	73,287		77,216		(3,929)	(5.1)%
NM - Not meaningful

Net Sales- The following summarizes net sales by segment:

	Nine months ended
(dollars in thousands)	October 29, 2022		October 30, 2021		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$2,143,199	81.5%	$2,053,359	84.2%	$89,840	4.4%	5.5%
Canada Retail	216,888	8.2%	172,981	7.1%	43,907	25.4%	33.5%
Brand Portfolio	271,265	10.3%	211,875	8.7%	59,390	28.0%	29.6%
Total segment net sales	2,631,352	100%	2,438,215	100.0%	193,137	7.9%	7.8%
Elimination of intersegment net sales	(76,470)		(64,258)		(12,212)	19.0%
Consolidated net sales	$2,554,882		$2,373,957		$180,925	7.6%

The improvement in sales during the nine months ended October 29, 2022 over the same period last year was primarily due to the increase in comparable sales across all segments, primarily driven by the fact that during the nine months ended October 30, 2021, the prolonged COVID-19 pandemic resulted in significantly reduced store traffic in the U.S. Retail and Canada Retail segments with the Canada Retail segment also impacted by mandated closures and restrictions in certain key markets. In addition, wholesale sales in the Brand Portfolio segment were higher during the nine months ended October 29, 2022 as compared to the same period last year due to increased orders as our retailer customers continue to recover. These increases were partially offset by the impact of store closures since the end of the third quarter of 2021 and the unfavorable impact from foreign currency translation of the Canada Retail segment net sales.

Gross Profit- The following summarizes gross profit by segment:

	Nine months ended
(dollars in thousands)	October 29, 2022		October 30, 2021		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$716,268	33.4%	$708,065	34.5%	$8,203	1.2%	(110)
Canada Retail	81,145	37.4%	58,191	33.6%	22,954	39.4%	380
Brand Portfolio	59,975	22.1%	52,788	24.9%	7,187	13.6%	(280)
Total segment gross profit	857,388	32.6%	819,044	33.6%	38,344	4.7%	(100)
Net elimination of intersegment gross profit	(154)		(4,635)		4,481
Consolidated gross profit	$857,234	33.6%	$814,409	34.3%	$42,825	5.3%	(70)

The increase in consolidated gross profit was primarily driven by increased sales during the nine months ended October 29, 2022 over the same period last year, partially offset by higher freight and distribution costs as well as a shift towards being more promotional in the U.S. Retail and Brand Portfolio segments during the third quarter of 2022. Higher distribution costs within the U.S. Retail segment were primarily driven by moving our digital fulfillment activities from our Columbus location to our New Jersey location, which resulted in recognizing approximately $16.0 million of additional distribution costs, including accelerated depreciation and termination costs. As a result, consolidated gross profit as a percentage of consolidated net sales was down 70 basis points.

The net elimination of intersegment profit consisted of the following:

	Nine months ended
(in thousands)	October 29, 2022	October 30, 2021
Recognition (elimination) of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(76,470)	$(64,258)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	52,149	43,592
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	24,167	16,031
	$(154)	$(4,635)

Operating Expenses- For the nine months ended October 29, 2022, operating expenses increased by $37.2 million over the same period last year, primarily driven by an increase in store payroll and marketing expenses. Operating expenses as a percentage of sales improved to 26.4% compared to 26.9% in the same period last year, due to the improvement in net sales year over year as we leveraged our fixed costs.

Impairment Charges- During the nine months ended October 29, 2022, we recorded impairment charges of $4.2 million, primarily in the Brand Portfolio segment resulting from subleases of abandoned leased spaces. During the nine months ended October 30, 2021, we recorded an impairment charge of $1.2 million in the U.S. Retail segment for abandoned equipment we replaced.

Interest Expense, net- For the nine months ended October 29, 2022, interest expense, net, decreased by $14.1 million over the same period last year, primarily due to the termination of the Term Loan in the first quarter of 2022, which had a higher interest rate than the ABL Revolver.

Loss on extinguishment of debt and write-off of debt issuance costs- In connection with the settlement of our Term Loan on February 8, 2022, during the nine months ended October 29, 2022 we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs. As a result of the replacement of the ABL Revolver during the nine months ended October 29, 2022, we also wrote-off $0.2 million of debt issuance costs.

Income Taxes- For the nine months ended October 29, 2022 and October 30, 2021, our effective tax rate was 27.3% and 11.8%, respectively. The rate for the nine months ended October 29, 2022 was impacted by permanent tax adjustments, primarily non-deductible compensation. The rate for the nine months ended October 30, 2021 was the result of maintaining a full valuation allowance on deferred tax assets while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated fiscal 2020 return reflecting implemented tax strategies.

SEASONALITY

Our business consists of two principal selling seasons; the spring season, which includes the first and second fiscal quarters, and the fall season, which includes the third and fourth fiscal quarters. Generally, net sales in the fall season have been slightly higher than the spring season. Our seasonal results of operations may fluctuate based on global economic conditions, the change in weather conditions, and our customers' interest in new seasonal styles. Due to the COVID-19 pandemic, we did not experience the typical seasonal trends during 2021 given the changes in customer behavior.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, and capital expenditures. Our working capital and inventory levels fluctuate seasonally. During the nine months ended October 29, 2022, we repurchased 10.7 million Class A common shares at an aggregate cost of $147.5 million, with $187.4 million of Class A common shares that remain authorized under the program as of October 29, 2022. During the nine months ended October 30, 2021, we did not repurchase any Class A common shares. In November 2022, we received $120.3 million of our income tax receivable from the Internal Revenue Service as a result of the Coronavirus Aid, Relief, and Economic Security Act. We anticipate receiving the remaining income tax receivable within the next twelve months.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business and withstand unanticipated business volatility, including any ongoing impacts of the COVID-19 pandemic. We believe that cash generated from our operations, together with our current levels of cash, as well as the use of our ABL Revolver, are sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures, and repurchase common shares under our share repurchase program over the next 12 months and beyond.

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Nine months ended
(in thousands)	October 29, 2022	October 30, 2021	Change
Net cash provided by operating activities	$37,940	$164,294	$(126,354)
Net cash used in investing activities	(56,009)	(22,061)	(33,948)
Net cash provided by (used in) financing activities	9,246	(117,863)	127,109
Effect of exchange rate changes on cash balances	(1,361)	664	(2,025)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,184)	$25,034	$(35,218)

OPERATING CASH FLOWS

The decrease in net cash provided by operations was driven by higher spend on working capital due to earlier receipts and vendor payments this year compared to last year as we experienced continued impacts of the COVID-19 pandemic with shipping delays and extended vendor payment terms. This higher spend on working capital was partially offset by an increase in net income for the nine months ended October 29, 2022 over the same period last year, after adjusting for non-cash activity including the loss from extinguishment of debt and write-off of debt issuance costs, depreciation and amortization, impairment charges, and stock-based compensation expense.

INVESTING CASH FLOWS

For the nine months ended October 29, 2022, net cash used in investing activities was primarily due to capital expenditures relating to infrastructure and information technology ("IT") projects and store improvements as well as our investment in Le Tigre. During the nine months ended October 30, 2021, the net cash used in investing activities was due to capital expenditures relating to IT projects and store improvements. Capital expenditures for the nine months ended October 29, 2022 exceeded the capital expenditures for the same period last year as we continue to invest in our initiatives centered on our three pillars of Customer, Brand, and Speed.

FINANCING CASH FLOWS

For the nine months ended October 29, 2022, net cash provided by financing activities was due to net receipts of $415.5 million from our revolving lines of credit, partially offset by the payments of $238.2 million due to the settlement of the Term Loan, the repurchase of 10.7 million Class A common shares at an aggregate cost of $147.5 million, and the payment of dividends of $10.3 million. During the nine months ended October 30, 2021, net cash used in financing activities was due to net payments of $100.0 million on our revolving lines of credit and payments on the Term Loan of $9.4 million.

DEBT

ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which provides a revolving line of credit of up to $550.0 million, including a Canadian sub-limit of up to $55.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $55.0 million sub-limit for swing loan advances for U.S. borrowings, and a $5.5 million sub-limit for swing loan advances for Canadian borrowings. Our ABL Revolver matures in March 2027 and is secured by a first priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of October 29, 2022, the ABL Revolver had a borrowing base of $550.0 million, with $415.5 million in outstanding borrowings and $3.6 million in letters of credit issued, resulting in $130.9 million available for borrowings.

Debt Covenants- The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $41.3 million and 10.0% of the maximum borrowing amount. The ABL Revolver also contains customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of October 29, 2022, we were in compliance with all financial covenants contained in the ABL Revolver.

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

CAPITAL EXPENDITURE PLANS

We expect to spend approximately $55.0 million to $65.0 million for capital expenditures in 2022, of which we invested $41.9 million during the nine months ended October 29, 2022. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

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

The following table sets forth the Class A common shares repurchased during the three months ended October 29, 2022:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 31, 2022 to August 27, 2022	307	$14.41	306	$202,044
August 28, 2022 to October 1, 2022	444	$15.84	224	$198,689
October 2, 2022 to October 29, 2022	761	$14.89	758	$187,386
Total	1,512	$14.79	1,288

(1)     The total number of shares repurchased includes the shares repurchased as part of publicly announced programs and 223,987 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.
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

On November 17, 2022, the Board of Directors declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on December 28, 2022 to shareholders of record at the close of business on December 13, 2022, and is expected to be recorded against retained earnings.

RESTRICTIONS

The ABL Revolver contains customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.1	Amended and Restated Nonqualified Deferred Compensation Plan	-	-	-	-
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed the Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	December 1, 2022	By:	/s/ Jared Poff
Jared Poff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)