Form 10-K
period 2023-01-28
Designer Brands Inc.
filed 2023-03-16
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant's Class A common shares held by non-affiliates of the registrant as of July 30, 2022, was $703,163,424.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 9, 2023: 55,920,671 Class A common shares and 7,732,743 Class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement on Schedule 14A for the 2023 Annual Meeting of Shareholders, which statement will be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (this "Form 10-K") mean Designer Brands Inc. and its subsidiaries.

We own many trademarks and service marks. This Form 10-K may contain trademarks, trade dress, and tradenames of other companies. Use or display of other parties' trademarks, trade dress or tradenames is not intended to and does not imply a relationship with the trademark, trade dress or tradename owner.

We have included certain website addresses throughout this Form 10-K as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-K.

i

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-K may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of any forward-looking statements should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this Form 10-K, including those factors described under Part I, Item 1A. Risk Factors, there are a number of important factors that could cause actual results, performance, or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
•uncertain general economic conditions, including inflationary pressures and rising interest rates, and the related impacts to consumer discretionary spending, as well as supply chain disruptions and pressures;
•risks and uncertainties related to the ongoing coronavirus ("COVID-19") pandemic, any future COVID-19 resurgence, and any other adverse public health developments;
•our ability to anticipate and respond to fashion trends, consumer preferences and changing customer expectations;
•our ability to maintain strong relationships with our vendors, manufacturers, licensors, and retailer customers;
•risks related to losses or disruptions associated with our distribution systems, including our distribution centers and stores, whether as a result of the COVID-19 pandemic, reliance on third-party providers, or otherwise;
•our ability to manage our Chief Executive Officer ("CEO") transition, retain our existing management team, and continue to attract qualified new personnel;
•risks related to cyber security threats and privacy or data security breaches or the potential loss or disruption of our information technology ("IT") systems;
•risks related to the implementation of an enterprise resource planning system ("ERP") software solution and other IT systems;
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
•domestic and global political and social conditions and the potential impact of geopolitical turmoil or conflict;
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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

Designer Brands Inc., originally founded as DSW Inc., is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company and DSW banners through its direct-to-consumer Canada stores and e-commerce sites. Together, the U.S. Retail and Canada Retail segments are referred to as the "retail segments." The Brand Portfolio segment earns revenue from the wholesale of products to retailers and international distributors, commissions for serving retailers as the design and buying agent for products under private labels (referred to as "First Cost"), and the sale of branded products through our direct-to-consumer e-commerce sites at www.vincecamuto.com and www.topoathletic.com.

Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year (e.g., "2022") refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year, but occasionally will contain an additional week resulting in a 53-week fiscal year (including 2023).

RETAIL SEGMENTS

BANNERS

We offer a wide assortment of dress, casual, and athletic footwear and accessories for women, men and kids, with a significant number of our products geared toward athletic and kids.
•DSW Designer Shoe Warehouse- Our DSW banner, which is offered both in the United States ("U.S.") and in Canada, is the destination for on-trend and fashion-forward footwear and accessory brands at a great value every single day, offering a wide assortment of dress, casual, and athletic footwear and accessories for women, men and kids.
•The Shoe Company- The Shoe Company banner in Canada offers on-trend footwear and accessory brands that target every-day family styles at a great value every single day.

Our e-commerce platforms offer customers convenient, 24/7 access to our products through our websites, www.dsw.com, www.dsw.ca, and www.theshoecompany.ca, with mobile-optimized sites, and our mobile DSW application. Our omni-channel capabilities allow customers to order a wide range of styles, sizes, widths and categories. Online orders in the U.S. and Canada can be fulfilled from any one of our stores. Online orders from the U.S. can also be fulfilled from our distribution center located in New Jersey, which is a shared facility with the Brand Portfolio segment ("East Coast Logistics Center"), or directly from our vendors (referred to as "drop ship"). Our order routing optimization system determines the best location to fulfill digitally-demanded products, which allows us to optimize our operating profit. To further meet customer demand of how they receive products, we provide our customers options to Buy Online Pick Up in Store, Buy Online Ship to Store, and Curbside Pickup in the majority of our locations. Likewise, returns may be shipped to us or brought back to any of our locations.

ASSORTMENT

We sell a large assortment of national brands and brands we have rights to sell through ownership or license arrangements, which we refer to as "Owned Brands." During 2022, we made progress in our long-term goal of doubling the net sales from our Owned Brands by 2026 (using 2021 net sales as a baseline), while maintaining our net sales from national brands. We expect this long-term goal will result in approximately one-third of our total net sales coming from Owned Brands by 2026. We believe that increasing net sales from our Owned Brands products will not only drive growth and expand our gross margin, but will also elevate our presence as a brand builder. In addition to disaggregating our net sales between Owned Brands and national brands, we disaggregate our net sales into four primary categories: women's footwear, men's footwear, kids' footwear, and accessories and other. Refer to Note 3, Revenue, of the Consolidated Financial Statements of this Form 10-K, for the disaggregation of total net sales.

The following table presents certain data about the sourcing of our merchandise:

	2022	2021
Number of unrelated third-party merchandise vendors at end of fiscal year	420	440
Percentage of purchases from:
Brand Portfolio segment, including wholesale purchases and First Cost sourced Owned Brands	8%	9%
Top three national brand vendors	22%	20%

LOYALTY PROGRAMS

We invite customers to join our VIP rewards programs, which enable members to earn points toward discounts on future purchases. Our VIP rewards programs provides timely customer insights and creates stronger customer engagement, while driving a higher-than-average level of customer spend.

The following table presents the number of members enrolled in our loyalty programs that have made a purchase over the prior two years and the percentage of retail segments' net sales generated from these members:

	2022	2021
Number of VIP members at end of fiscal year (in millions)	32.1	28.2
Percentage of retail segments' net sales generated from VIP members	89%	87%

DISTRIBUTION AND FULFILLMENT

For our U.S. Retail segment operations, the majority of our inventory is shipped directly from suppliers to our distribution center, which is located in Columbus, Ohio, and a West Coast facility that is operated by a third party, where the inventory is then processed, sorted, and shipped to one of our pool locations located throughout the country, and then on to the stores. Our inventory can also be shipped directly to our customers from our East Coast Logistics Center. For our Canada Retail segment, we engage a logistics service provider to receive and distribute inventory to our stores. Through our ship-from-store capability, both in the U.S. and in Canada, inventory is shipped directly from our stores to customers. Through our U.S. drop ship program, inventory is shipped from our vendors' warehouses directly to our customers.

Inventory management is important to our business, we manage our inventory levels based on anticipated sales and the delivery requirements of our customers. Our inventory management strategy is focused on continuing to meet consumer demand, while improving our efficiency over the long term by enhancing systems and processes.

BRAND PORTFOLIO SEGMENT

Our Brand Portfolio segment designs, develops, and sources in-season fashion footwear and accessories for the sale of wholesale merchandise to our retail segments and our other retailer customers. Our First Cost model earns commission-based income for serving retailers as their design and buying agent, while leveraging our overall design and sourcing infrastructure. In addition, we sell our branded products on a direct-to-consumer e-commerce site at www.vincecamuto.com. Refer to Note 3, Revenue, of the Consolidated Financial Statements of this Form 10-K, for the Brand Portfolio segment's total net sales attributable to each channel. The Brand Portfolio segment has four customers that make up approximately 53% of its total net sales, excluding intersegment net sales. The loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.

LICENSING RIGHTS

Our equity investments in ABG-Camuto, LLC ("ABG-Camuto") and Le Tigre 360 Global LLC ("Le Tigre") are an integral part of the Brand Portfolio segment. In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we have a 40% ownership interest in ABG-Camuto, a joint venture that owns the intellectual property rights of Vince Camuto and others. ABG-Camuto is responsible for the growth and marketing of the brands held by the joint venture. We have entered into a licensing agreement with ABG-Camuto, whereby we pay royalties to ABG-Camuto based on the sales of licensed products, subject to guaranteed minimums. ABG-Camuto also earns royalties on sales from third parties that license the brand names to produce non-footwear product categories. In July 2022, we acquired a 33.3% ownership interest in Le Tigre, which manages the Le Tigre brand, for $8.2 million. We entered into a license agreement with Le Tigre, whereby we pay royalties on our net sales from the Le Tigre brand, subject to guaranteed minimums. The license agreement provides for the exclusive right to design, source, and sell Le Tigre branded footwear. We recognize equity investments and earnings under the equity method within the Brand Portfolio segment. In addition, we own the licensing rights for footwear of the Jessica Simpson brand and for footwear and handbags of the Lucky Brand.

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

The manufacturers of our products are required to meet our quality, human rights, local compliance, safety, and other standard requirements. These vendors are expected to respect local laws, rules, and regulations of the countries in which they operate and have pledged to follow the standards set forth in the Company's Vendor Code of Conduct, which details our dedication to human rights, labor rights, environmental responsibility, and workplace safety. The majority of our wholesale inventory is shipped directly from factories in foreign countries to our East Coast Logistics Center, where the inventory is then processed, sorted, and provided to our customers' shipping carriers.

The following table presents the percentages of the Brand Portfolio segment's merchandise units sourced by country:

	2022	2021
China	76%	75%
Vietnam	9%	9%
Brazil	9%	11%
All other foreign locations	6%	5%

ACQUISITIONS

On December 13, 2022, we acquired a 79.4% ownership interest in Topo Athletic LLC ("Topo") for $19.1 million. Topo is a designer of specialty athletic footwear that sells its Topo branded products at wholesale to retailers and international distributors and through its direct-to-consumer e-commerce site at www.topoathletic.com. The Topo acquisition provides us with expanded capabilities within the athletic footwear market.

On February 4, 2023, we acquired the Keds business, including the Keds brand, inventory, and inventory-related accounts payable, from Wolverine World Wide, Inc. for $123.3 million. The Keds business designs, sources, and sells branded footwear and earns revenue from the wholesale of products to retailers in the U.S. and Canada, the wholesale of products to international distributors, and the sale of branded products through direct-to-consumer e-commerce sites in the U.S. and Canada. We will account for the acquisition and include the results of the Keds business in our Brand Portfolio segment beginning with our first quarter of 2023.

COMPETITION

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, brand-oriented discounters, multi-channel specialty retailers, and brand suppliers. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with brands that are well known.

CHIEF EXECUTIVE OFFICER TRANSITION

In January 2023, we announced our planned succession process relating to the Company's CEO role, whereby our current CEO, Roger Rawlins, will step down from his role as CEO and as a member of the Board of Directors effective April 1, 2023, or such earlier date as determined by the Board of Directors, at which time Doug Howe, who currently serves as Executive Vice President of the Company and President of DSW, will assume the CEO role and join the Board of Directors as a Class II director. To assist in facilitating a smooth transition, Mr. Rawlins will remain employed under the terms of a transition and consulting agreement through April 1, 2023 and, for the 12-month period thereafter, will serve as a strategic advisor to the Company and the Board of Directors.

HUMAN CAPITAL MANAGEMENT

We believe the strength of our workforce is critical to our success. Our associates strive every day to create a welcoming and inclusive environment for themselves and our customers. One of our core strategies is to invest in and support our associates who are key to differentiating our products and experiences in the competitive footwear market. We monitor and adapt as necessary to maintain our competitive position, including the following areas of focus:

WORKFORCE

Our key human capital management objectives are to attract, develop, advance, and retain the highest quality talent. To support these objectives, our human resources programs aim to:
•develop associates to prepare them for critical roles and leadership positions for the future;
•reward and support associates through competitive pay, benefits, and perquisite programs;
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

As of January 28, 2023, we employed approximately 14,000 people worldwide, 12,000 of whom are employed in the U.S.

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
•To compete for local distribution center talent, we provide a peak season incentive bonus and continually monitor local pay practices.
•Our incentive plans provide additional cash compensation upon the achievement of results that exceed defined Company goals and are available to eligible store management, distribution center, and corporate support center associates.
•We provide stock-based, long-term incentives for senior executives through the director level that align with the interests of shareholders.
•We provide retirement benefits through our 401(k) plan, with employer matching contributions up to 4% of associate contributions.

Health & Wellness
•For most of 2022, we continued the COVID-19 paid leave policy that provided up to one week of pay for associates who contracted the virus, were involuntarily quarantined, were experiencing side effects from obtaining a vaccine, or were without work due to changes in store hours because of direct or indirect impacts of the virus. The policy was deemed to no longer be necessary in October 2022; however, we continue to follow all applicable COVID-19 local paid leave regulations.
•In 2022, we added a new paid time off benefit for our approximately 9,000 U.S. part-time associates that enables them to take time off with pay if sick, to care for a family member, or to enjoy a break from work.
•In 2022, we added a medical access travel benefit that reimburses up to $4,000 per year for eligible travel expenses when it is necessary for an associate or dependent enrolled in a medical plan to travel 100 miles or more from home to obtain access to covered medical care.
•Comprehensive health insurance coverage is available to all full-time associates through multiple medical plans, which also include prescription and vision insurance. Dental coverage is also available.
•Other benefits provided to associates and their dependents who are enrolled in a medical plan include the following:
◦Concierge care coordinators and nurses who can assist with clinical support for health conditions, locate high quality doctors, advocate to resolve insurance billing issues, connect members to available community resources, and answer member benefit questions.
◦Free unlimited telemedicine access to U.S. board-certified physicians, via phone or video, for general medical, dermatology, and mental health services.
◦Specialty prescription drug medications with most at no cost to enrolled associates and their dependents.
◦Fertility services that provide concierge support and access to leading fertility centers of excellence across the nation. Our medical plan covers up to two cycles of IVF or other fertility services in addition to necessary fertility medication and testing.
◦Maternity program that provides resources and support to expecting mothers through expert nurse care coordinators throughout their pregnancies.
•Multiple types of paid leave are provided at no cost to associates. Full-time associates receive short-term disability income replacement pay, as well as paid parental leave, and jury duty pay. All associates are eligible for military pay and bereavement pay.
•Voluntary benefits (long-term disability, accident, hospital indemnity, and critical illness) and flexible spending accounts are available to full-time associates to support their financial needs.
•Free counseling is available to all associates, their dependents, and their family members 24/7/365, including access to licensed counselors, work/life balance support, and bereavement specialists.
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
•Free accredited, general education college courses, as well as discounted tuition offerings through multiple partner schools, are available to all associates.
•Up to $5,250 in tuition reimbursement per year is available to all full-time associates to provide the opportunity to take classes or earn a degree.
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
•Discounts on DSW, American Eagle Outfitters/Aerie, and American Signature/Value City Furniture products are available to all associates.
•Associate accomplishments and work anniversaries, starting with one year of service, are recognized and rewarded through our "Inspire Greatness" recognition program.

TALENT DEVELOPMENT

To help our associates succeed in their roles, we emphasize continuous learning and development opportunities. Training provided through our online learning platform includes nearly 250 resources such as videos, self-paced on-demand learning, and virtual instructor-led sessions. A wide variety of resources are designed to address the needs of our entire workforce, from entry-level associates to our most senior executives. During 2022, 11,500 associates completed approximately 100,000 learning experiences through our online learning platform. We invest resources in professional development and growth as a means of improving associate performance, engagement, and retention. We believe that our continued focus on frequent and constructive performance feedback, talent reviews, succession planning, and retention, have contributed to a strong internal promotion rate.

PHILANTHROPY THROUGH DBI GIVES

The Company is committed to good corporate citizenship. Not only do we strive to create positive impacts within our organization, but we aim to better the communities in which we conduct business through DBI Gives, our philanthropic community interest group. DBI Gives' mission is to inspire community involvement and enhance associate engagement and has three main areas of focus:
1.Empowerment- Support organizations that prioritize empowerment and build self-confidence without discrimination.
2.Diversity, Equity & Inclusion- Support organizations whose key constituents align with the diversity dimensions represented by our Business Resource Groups ("BRGs").
3.Community- As the places where our associates live and work mean everything to us, we support the organizations that put our local communities first and provide opportunities for our associates to give back through volunteering and donations.

DBI Gives has three primary areas of partnership:
1.Soles4Souls- Soles4Souls creates sustainable jobs and provides relief through the distribution of shoes and clothing around the world, while giving shoes and garments a second life and keeping them out of landfills. Since partnering with Soles4Souls in 2018, we are proud to have donated over 7 million pairs of shoes, including 1.6 million pairs donated in 2022. In 2022, we focused our register donation efforts to support Soles4Souls, generating over $600,000 in customer-funded donations.
2.Two Ten Footwear Foundation- Two Ten provides scholarships and financial aid to people working in the footwear industry, as well as free counseling and community resources. Many of our own associates have been beneficiaries of Two Ten's programs. We support Two Ten with corporate financial donations and subject matter expertise to continue to enrich their community program offerings.
3.Hometown Partnerships- From annual United Way fundraisers, American Red Cross blood drives, local nonprofit partnerships, and associate volunteering efforts, we always look for ways to support and better the communities in which we operate. During the 2022 holiday season, with the cost of food on the rise, our associates helped address hunger and food insecurity by collecting and donating food items to their local food banks and packing meals for those in need. Altogether, our associates collected/packed over 74,000 meals.

DIVERSITY, EQUITY, AND INCLUSION ("DE&I")

We support diversity, equity, and inclusion and believe that:
•diversity is the celebration of the ways we are alike and different, as well as unique;
•equity compels us to be fair, while also recognizing the need to treat others differently to mitigate the risk of inadvertently perpetuating systemic barriers; and
•inclusion is the act of ensuring our differences are welcomed, valued, respected, and heard.

We strive to inspire self-expression, authenticity, and empowerment to drive the best possible experiences for our associates, customers, and communities in alignment with our business objectives. Formal ways for associates, on a voluntary basis, to get involved include:
•BRGs, which are associate-led groups organized around a common diversity dimension to foster an inclusive, engaging work environment for all.
•Community Interest Groups ("CIGs"), which are associate-led groups based on a common passion or interest to drive a sense of community and shared purpose.
•Councils, which are associate-led groups organized to create a sense of inclusion and belonging for those who work in our stores, distribution centers, and fulfillment center.

All groups are inclusive and open to any associate who wants to join. Associates can be members of as many groups as they want. Our BRGs, CIGs, and Councils provide a unique strategic perspective based on shared experience, background, and allyship, while promoting diversity in our workplace and community in alignment with our business goals.

Our DE&I principles are also reflected in our associate training programs, which address our policies against harassment, bullying, and bias in the workplace. We strive to maintain a diverse and inclusive workforce. As of January 28, 2023, nearly 79% of our U.S. based associates self-identified as female and over 55% of our U.S. associate population self-identified as people of color. Additionally, as of the end of 2022, 36% of the Company's Board of Directors and 46% of executives in vice president and above positions self-identified as female.

Mr. Rawlins, Designer Brands' current CEO, is a proud signatory of the CEO Action for Diversity & Inclusion Pledge, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. This demonstrates our top-down approach to furthering our goals of cultivating open dialogue, expanding diversity training, sharing best practices with other companies, and engaging our Board of Directors in the evaluation of our progress. For the fourth consecutive year, Designer Brands has been recognized for its LGBTQ+ inclusion efforts with a 100 score on the Human Rights Campaign's ("HRC") Corporate Equality Index, which places us on HRC's "Best Places to Work for LGBT Equality" list. Designer Brands has also been recognized by Forbes as one of "The Best Employers for Diversity," "The World's Best Employers" and "The World's Top Female-Friendly Companies."

In 2022, Designer Brands announced an investment of $2.0 million into advancing action-oriented DE&I through a partnership with Pensole and legendary footwear designer Dr. D'Wayne Edwards, President of Pensole Lewis College of Business & Design ("PLC"). Located in Detroit, PLC is the first and only Historically Black College & University ("HBCU") in Michigan and the first HBCU with a focus on design. In this new partnership, Designer Brands invested in the first Black-owned footwear factory in the U.S. – JEMS by Pensole – to produce shoes designed by PLC graduate students, to be sold exclusively at DSW. Together with Pensole, we will provide designers with opportunities to offer new products directly to consumers. Ultimately, the partnership is aimed at creating careers and investing in diverse, talented, aspiring designers to become the future of our industry.

We believe that paying our people fairly, regardless of gender, race, ethnicity, or any other status, enables us to deliver on our goal of creating an inclusive environment where we can all be ourselves, contribute ideas and do our best work. To this end, we have invested in pay equity processes that allow us to assess whether associates with similar roles and experience earn equal pay for comparable work. Based on our belief that equality and diversity makes our organization stronger, we continue to focus on and invest in pay equity processes.

We are on a journey to promote greater levels of DE&I in everything we do and recognize that there is still a long way to go. We will continue to challenge our own biases, engage in difficult conversations in meaningful ways, foster diverse perspectives to drive innovation, and intentionally evolve our operating strategies to advance this important work.

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

GOVERNMENT REGULATIONS

Our business activities are global and subject to various federal, state, local, and foreign laws, rules, and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations, and tax requirements, such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries where our products are manufactured or imported from may from time to time impose additional duties, tariffs, or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business, results of operations, and competitive position. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. For more information on the potential impacts of government regulations affecting our business, see Item 1A. Risk Factors.

INTELLECTUAL PROPERTY

We have registered a number of trademarks, service marks, and domain names in the U.S., Canada, and internationally, including DSW®, DSW Shoe Warehouse®, and DSW Designer Shoe Warehouse®. We also have a 40% interest in ABG-Camuto, which holds the intellectual property rights of Vince Camuto® and others. ABG-Camuto licenses to us the rights to certain of its trademarks in specific categories, such as footwear and handbags, which, as of January 28, 2023, have six years remaining on the initial license term and are indefinitely renewable on five-year terms. We believe our trademarks and service marks have significant value and are important to building our name recognition.

SEASONALITY

Our business consists of two principal selling seasons: the spring season, which includes the first and second fiscal quarters, and the fall season, which includes the third and fourth fiscal quarters. Historically, net sales have been slightly higher in the fall season than in the spring season; however, during 2022, net sales in the fall season were slightly lower than the spring season due to the decline in overall global economic conditions and unseasonably warm weather. Our seasonal results of operations may fluctuate based on global economic conditions, changes in weather conditions, and our customers' interest in new seasonal styles.

AVAILABLE INFORMATION

Information about Designer Brands, including its reports filed with or furnished to the Securities and Exchange Commission ("SEC"), is available through our website at www.designerbrands.com. Such reports are accessible at no charge through our website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our Class A common shares involves a high degree of risk. In addition to the other information in this Form 10-K and in our other public filings, investors should carefully consider the following risk factors. The risks described below are not the only risks we face or may face. The occurrence of any of the following risks, or the occurrence of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our Class A common shares could decline, and investors may lose all or part of their original investment. This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements and estimates as a result of specific factors, including the risks and uncertainties described below.

RISKS RELATING TO MACROECONOMIC AND INDUSTRY CONDITIONS

A global economic downturn and other macroeconomic conditions or trends may adversely affect discretionary consumer spending, which could have a material adverse effect on our business and financial performance.

A downturn in global economic conditions, most notably inflationary pressures, rising interest rates, changes in employment levels, significant foreign currency volatility, and the growing concerns of a potential recession, may adversely impact discretionary consumer income levels and spending. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. Competitive pricing pressure has been exacerbated by a more promotional retail environment as the industry experienced a shift from tighter inventory positions to excess inventory and as macroeconomic conditions impact discretionary consumer spending. During the second half of 2022, our net sales declined, partially as a result of the aforementioned overall global economic conditions.

In 2022, the U.S. experienced significantly heightened inflationary pressures, which we expect to continue into 2023. We are subject to inflationary pressures, including increases in the costs of merchandise, transportation, and compensation, which we may not be able to offset with cost savings or pricing increases on the products we sell, especially given the competitive pricing pressures. As a result of this more promotional retail environment, in 2022, we experienced a decline in gross profit as a percentage of net sales. Should this trend continue, we may need to enact mitigating operating efficiency measures that could have a material adverse effect on business, operations, and results of operations.

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

The COVID-19 pandemic has had an adverse effect on our results of operations, and continues to cause disrupted global supply chain operations, temporary factory closures, labor shortages, vessel, container and other transportation shortages, increased freight cost at various stages of the pandemic, and port congestion. Such disruptions have at times reduced the availability of inventory, while at other times have caused excess inventory as the timing of inventory receipts has been disrupted.

The COVID-19 pandemic also has the potential to exacerbate supply chain issues if the factories that manufacture our products, the distribution systems we use to manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed, or experience worker shortages. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with 76% sourced from China during 2022. Our U.S. Retail segment and Canada Retail segment merchandise is purchased from both domestic and foreign vendors. Many of our domestic vendors import a large portion of their merchandise from abroad, with the majority manufactured in China. If the severity and reach of the COVID-19 pandemic continues or worsens, there may be significant and material disruptions to our supply chain and operations, which could have a material adverse effect on our financial position, results of operations, and cash flows.

The COVID-19 pandemic has resulted, and may likely continue to result, in social, economic, and labor instability in the markets in which we and our third-party vendors operate. The long-term economic impact and near-term financial impacts of COVID-19 on our business and results of operations cannot be reliably estimated at this time due to the uncertainty of future developments.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We may be unable to anticipate and respond to consumer preferences, changing customer expectations, and fashion trends, which could have a material adverse effect on our business.

Demand for our products fluctuates according to changes in consumer preferences and trends, which are dictated by lifestyle, fashion and season, and may shift quickly. A variety of factors will affect our ability to maintain the proper mix of products, including economic conditions impacting discretionary consumer spending; unanticipated fashion trends; our ability to provide timely access to popular brands at attractive prices; our success in distributing merchandise to our stores, online customers, and our wholesale retailer customers in an efficient manner; and changes in weather patterns, which, in turn, may affect consumer preferences. If we are unable to anticipate trends and fulfill the merchandise needs of our customers, we may experience decreases in our net sales and/or may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business.

We rely on our strong relationships with vendors to purchase products. If these relationships were to be impaired, we may be unable to obtain a sufficient assortment of merchandise at attractive prices or respond promptly to changing fashion trends, either of which could have a material adverse effect on our business and financial performance.

Our success depends, to a significant extent, on the willingness and ability of our vendors to supply us with merchandise that meets our changing customer expectations. If we fail to maintain strong relationships with these vendors or if they fail to ensure the quality of merchandise that they supply to us, our ability to provide our customers with merchandise they want at favorable prices may be limited, which could have a material adverse effect on our business. In addition, any negative brand image, widespread product defects, financial distress, or negative publicity related to our vendors could have a material adverse effect on our reputation and on our business.

Decisions by vendors not to sell to us or to limit the availability of the products they sell to us could have a negative impact on our business. In addition, our inability to stock our sales channels with desired merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. During 2022, three key third-party vendors together supplied approximately 22% of our retail merchandise, with no individual vendor providing more than 10% of our retail merchandise. The loss of, or a reduction in, the amount and quality of merchandise supplied by any of our high-volume vendors could have an adverse effect on our business. If we are unable to offer suitable alternatives to satisfy product demand, sales could decline, which could have a material adverse effect on our operating results.

Losses or disruptions associated with our distribution systems, including our distribution centers and stores, could have a material adverse effect on our business and operations.

Our operating results depend on the orderly operation of our receiving, distribution, and fulfillment processes, which in turn depends on vendors' adherence to shipping schedules and our effective management of our facilities. We may not anticipate all the changing demands on our operations, and events beyond our control may occur, including disruptions in operations due to public health threats, such as the COVID-19 pandemic, catastrophic events, shortages in labor, or shipping problems, any of which may result in delays in the delivery of merchandise to our stores and customers. We rely on the flow of goods through ports worldwide on a consistent basis from factories and suppliers. Disruptions at ports could create significant risks for our business, particularly if these disruptions occur during peak importing times. If we experience significant delays in receiving product, this could result in canceled orders by retailer customers, unanticipated inventory shortages or receipt of seasonal product after the peak selling season, which could have a material adverse effect on our business and operations.

In addition, if our merchandise is not delivered to customers in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our websites, which could adversely affect our business and operating results. If we encounter issues with our ability to timely and satisfactorily fulfill customer orders, meet customer expectations, manage inventory, and complete sales, our business may be adversely affected. While we maintain business interruption and property insurance, in the event any of our points within our distribution systems were to shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption, our insurance may not be sufficient to cover the impact to our business.

Our failure to manage the transition associated with our Chief Executive Officer, retain our existing senior management team, or continue to attract qualified new personnel could have a material adverse effect on our business.

On January 4, 2023, we announced our planned succession process relating to the Company’s CEO role, whereby our current CEO, Roger Rawlins, will step down from his role as CEO and as a member of the Board of Directors effective April 1, 2023, or such earlier date as determined by the Board of Directors, at which time Doug Howe, who currently serves as Executive Vice President of the Company and President of DSW, will assume the CEO role and join the Board of Directors as a Class II director. The CEO transition and any related uncertainty regarding our future business direction may be disruptive to our business and our relationships with associates and customers. Additionally, the departure of Mr. Rawlins as our CEO and as a member of the Board will result in a loss of institutional knowledge and there can be no assurances that we will be able to mitigate that loss through our transition arrangement. If we are unable to execute an orderly transition, our business may be adversely affected. Furthermore, the success of our business is dependent on the continuation of an experienced and talented management team. If we were to lose the benefit of the experience, efforts, and abilities of any of our key executives or members of senior management, our business could be adversely affected.

We have entered into employment agreements with certain of our key executives and also offer compensation packages designed to attract and retain talent. In addition, our ability to manage our business will require us to continue to train, motivate, and develop our associates to maintain a high level of talent for future challenges and succession planning. Competition for these types of personnel is intense, and we may not be successful in attracting and retaining the personnel required to grow and operate our business.

The success of our business is dependent on our third-party manufacturers and other business partners.

The success of our business depends on our ability to obtain products from our third-party manufacturers on a timely basis, on acceptable terms, and to our specifications. We do not exert direct control over the manufacturers' operations and cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines, or meet our product safety, social compliance, or quality standards. We typically do not have long-term supply contracts with our manufacturers, and the loss of any of our major manufacturers could disrupt our operations and adversely affect our business. In addition, we cannot predict the impact of global events, such as inclement weather, natural disasters, public health threats, or acts of terrorism, on our third-party manufacturers. If these third-party manufacturers do not perform their obligations, cease working with us, fail to meet our product safety, social compliance or quality standards, or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, then we could experience product delays and shortages. Failure to deliver quality products to our customers on a timely basis and any associated damage to our reputation could have a material adverse impact on our business and results of operations.

Future acquisitions of and investments in new businesses, such as our recent acquisitions of Topo and the Keds business, could disrupt our ongoing business and adversely impact our financial condition and results of operations.

From time to time, we may acquire or invest in businesses or partnerships that we believe could complement our business or offer growth opportunities. For example, in the fourth quarter of 2022, we acquired a 79.4% ownership interest in Topo, and in the first quarter of 2023, we acquired the Keds business, which includes the use of a transition services arrangement as we work toward integrating the Keds business into our existing infrastructure. The expected synergies and contributions to our business as a result of these and other acquisitions or investments may not materialize. Further, such acquisitions or investments may disrupt our business or divert the attention of our management. Achieving the expected benefits depends in large part on our successful integration of any newly acquired operations, systems, and personnel in a timely and efficient manner. We cannot ensure that all of our integration efforts will be completed on a timely basis, as planned, or without substantial expense, delay, or other operational problems. Until we make substantial progress with our integration efforts, we also face the risk that we may not be able to effectively manage the business and achieve planned results. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures and may also result in the diversion of management and financial resources from core business objectives. There can be no assurance that we will successfully integrate our businesses or that we will realize the anticipated benefits of the acquisitions after we complete our integration efforts.

In addition, we may, from time to time, evaluate and pursue other strategic investments or acquisitions. These involve various inherent risks and the benefits sought may not be realized. The acquisitions of Topo and the Keds business, or other strategic investments or acquisitions, may not create value and may harm our brand and adversely affect our business, financial condition, and results of operations.

Our growth strategies could strain our resources and have a material adverse effect on our business and financial performance.

We have a long-term goal of doubling the net sales from our Owned Brands by 2026 (using 2021 net sales as a baseline), while also maintaining our sales levels of national brands. We expect this long-term goal will result in approximately one-third of our total net sales coming from our Owned Brands by 2026. Achieving these priorities depends in part on us executing our strategies successfully, and the initiatives that we implement in connection with these strategies may not resonate with our customers. We may not be able to realize, in whole or in part, the anticipated benefits of these strategies or within the expected time frames. In the event that our strategies do not meet customer expectations or are not differentiated from our competitors' offerings, it may have a material adverse effect on our business. In addition, these efforts could place increased demands on our financial, managerial, operational, and administrative resources. We are investing in additional resources, both capital and personnel, and will be implementing new systems and processes or changes to existing systems and processes. These investments could cost more than anticipated, divert resources from other areas of our business, and fail to yield the anticipated benefits, any of which could have a material adverse effect on our business. We could also experience downtime or other technical issues as we make changes to our systems and processes, which could have a material adverse effect on our business.

The success of our Brand Portfolio segment is dependent on the strength of our relationships with our retailer customers, and reductions in or loss of sales to such customers could have a material adverse effect on our financial performance.

Our major retailer customers may experience a significant downturn in their businesses as a result of macroeconomic conditions, and, in turn, these customers may reduce their purchases from us, which may have a material adverse effect on the Brand Portfolio segment.

The loss or disruption of IT services could affect our ability to implement our strategies and have a material adverse effect on our business.

Our IT systems are an integral part of our strategies in efficiently operating our business, managing operations, and protecting against security risks related to our electronic processing and transmitting of confidential customer and associate data. The requirements to keep our IT systems operating at peak performance may be higher than anticipated and could strain our capital resources, as well as impact our ability to manage any system upgrades, implement new systems, make management process changes for newly implemented systems, and prevent any information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on those operations dependent on those systems, specifically, our store and e-commerce operations, our distribution centers, and our merchandising team. While we maintain business interruption and property insurance, in the event of a data center shutdown, our insurance may not be sufficient to cover the impact to our business.

Our e-commerce operations are important to our business and are subject to various risks of operating online and mobile selling capabilities, such as the failure of our IT infrastructure, including any third-party hardware or software, resulting in downtime or other technical issues; inability to respond to technological changes; credit card fraud; or other information security breaches. Failure to mitigate these risks could reduce e-commerce sales, damage our reputation, and have a material adverse effect on our business.

Our implementation of an ERP software solution and other IT systems could result in significant disruptions to our operations.

We are in the process of implementing certain financial modules of a new ERP and other IT systems. The interdependence of our systems creates significant risk to the successful completion of implementing new systems or upgrading existing systems, and the failure of any one system could have a material adverse effect on our overall IT infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, decreases in productivity as our associates and third-party providers become familiar with new systems, and increased costs. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our business and results of operations. As a result of the implementation of this new ERP system, we will undergo significant changes in our processes and internal controls. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage, and control routine business functions could be adversely affected. In addition, we could incur material unanticipated expenses, including additional costs related to implementation.

We face risks related to our electronic processing of sensitive and confidential personal and business data. If such data is lost or disclosed in an unauthorized manner, or if we or our third-party vendors are subject to cyberattacks, data breaches, other security incidents, or disruption of IT systems or software, we could be exposed to liability, experience reputational harm, and have a material adverse effect on our business.

Given the nature of our business, we, together with third parties acting on our behalf, receive, collect, process, use, and retain sensitive and confidential customer and associate data and proprietary business information. Our business relies on IT networks and systems to market and sell our products, process financial and personal information, manage a variety of business processes, and comply with regulatory, legal and tax requirements. We also depend on a variety of information systems to effectively process customer orders and other data, for digital marketing activities and for electronic communications among our associates, customers, prospective customers, and vendors. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and our third parties.

The IT networks and systems owned, operated, controlled or used by us or our vendors may be susceptible to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, security incidents, supply-side attacks, failures during the process of upgrading or replacing software, databases or components, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, distributed denial-of-service attacks, brute force, robocalls, and other real or perceived cyberattacks or catastrophic events, all of which may not be prevented by our efforts to secure our computer systems. Any of these incidents could lead to interruptions or shutdowns of our platform, disruptions in our ability to process customer orders or to track, record or analyze the sale of our products, loss or corruption of data or unauthorized access to or acquisition of personal information or other sensitive information, such as our intellectual property. We utilize security tools and controls, which include reasonable efforts to ensure that our third-party vendors maintain sufficient security measures, including encryption and authentication technology, in an effort to reduce our cyber risk and protect personal and other sensitive information. However, none of these or our vendors' security measures can provide absolute security. Advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our or our vendors' failure or inability to adequately protect personal or other sensitive information, and there can be no assurance that we or our vendors will not suffer a cyberattack, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data, or that any such data compromise or unauthorized access will be discovered in a timely fashion.

We rely on associates, contractors and other third parties who may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train associates, pay higher insurance premiums, and engage third-party specialists for additional services. An information security breach involving confidential and personal data could damage our reputation, our customers' willingness to purchase from us, and our vendors' willingness to supply or provide services to us. In addition, we may incur material liabilities and remediation costs as a result of an information security breach, including potential liability for stolen customer or associate data, repairing system damage or providing credit monitoring or other benefits to customers or associates affected by the breach. In the event we experience an information security breach, our insurance may not be sufficient to cover the impact to our business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data from loss or disclosure due to a security breach, including processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

We, and our third-party vendors, regularly experience cyberattacks aimed at disrupting services. Our third-party vendors have been and may be the victim of cyber-related attacks that could lead to operational disruptions that could have an adverse effect on our ability to fulfill customer orders. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. We, and our third-party vendors, have been subject to cyber, phishing, and social engineering attacks and other security incidents in the past and may continue to be subject to such attacks in the future. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our associates, our third-party vendors or their personnel or other parties. If we or our third-party service providers experience security breaches that result in a decline in marketplace performance, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our e-commerce sites, and our reputation and market position could be harmed. Existing customers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

We are dependent on our customer loyalty programs and marketing to drive traffic, sales and loyalty, and any decrease in membership or purchases from members could have a material adverse effect on our business.

Customer traffic is influenced by our marketing and our loyalty programs. We rely on our loyalty programs to drive customer traffic, sales, and purchase frequency. Loyalty members earn points toward discounts on future purchases through our VIP rewards programs in the U.S. and Canada. We employ a variety of marketing methods, including email, direct mail, and social media, to communicate exclusive offers to our rewards members. As of January 28, 2023, we had over 32 million members enrolled in our loyalty programs who have made at least one purchase over the last two years. In 2022, shoppers in the loyalty programs generated approximately 89% of the combined U.S. Retail and Canada Retail segments' net sales. In the event that our rewards members do not continue to shop, we fail to add new members, the number of members decreases, or our marketing is not effective in driving customer traffic, such event could have a material adverse effect on our business.

Our failure to protect the value of our brands, owned or licensed, and our reputation could have a material adverse effect on our brands.

The value of our brands is largely dependent on the success of our merchandise assortment and our ability to provide a consistent, high-quality customer experience. We also believe that maintaining and enhancing the reputation and recognition of our banners and our Owned Brands are critical to our ability to expand and retain our customer base. Any negative publicity about us or the significant brands we offer may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety, accounting, or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. In addition, negative claims or publicity, including social media, regarding celebrities we have license and endorsement arrangements with could adversely affect our reputation and sales regardless of whether such claims are accurate. Consumer actions could include boycotts and negative publicity through social or digital media. Negative public perception about us or the products we carry, whether justified or not, could impair our reputation, involve us in litigation, damage our brands, and have a material adverse effect on our business.

We hold exclusive licensing rights that allow us to design, source and sell footwear for certain of our key Owned Brands, including Vince Camuto, Jessica Simpson, Lucky Brand, and Le Tigre. We rely on our ability to retain and maintain good relationships with the licensors and their ability to maintain strong, well-recognized brands and trademarks. The terms of our license agreements vary and are subject to renewal with various termination provisions. There can be no assurance that we will be able to renew these licenses. Even our longer-term or renewable licenses are typically dependent upon our ability to market and sell the licensed products at specified levels, and our failure to meet such levels may result in the termination or non-renewal of such licenses. Furthermore, many of our license agreements require minimum royalty payments, and if we are unable to generate sufficient sales and profitability to cover these minimum royalty requirements, we may be required to make additional payments to the licensors, which could have a material adverse effect on our business and results of operations.

The value of our brands may also depend on the success of our corporate social responsibility ("CSR") and sustainability initiatives, which require Company-wide coordination and alignment. Risks associated with these initiatives include any increased public focus, including by governmental and nongovernmental organizations, new laws and regulations, increased costs associated with sustainability efforts and/or compliance with laws and regulations, as well as increased pressure to expand our CSR and sustainability disclosures in these areas, make commitments, set targets or establish additional goals and take actions to such targets and goals. All of the foregoing could expose us to market, operational and execution costs or risks. Any CSR or sustainability metrics that we currently or may in the future disclose, whether based on the standards we set for ourselves or those set by others, and our failure to achieve any CSR or sustainability metrics that we currently or may in the future disclose, may influence our reputation and the value of our brands. There is also increased focus, including by investors, customers, and other stakeholders, on CSR and other sustainability matters, including the use of plastic, energy, waste, and worker safety. Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to sustainability matters, which could also have a material adverse effect on our business, results of operations, financial position, and cash flows.

Our senior secured asset-based revolving credit facility ("ABL Revolver") has restrictions that could limit our ability to fund operations, which could adversely affect our business.

Our ABL Revolver, as amended on February 28, 2023, may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. Consequently, it is possible that, should we need to access any additional funds from our ABL Revolver, it may not be available in full. The ABL Revolver, as amended, requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum credit amount. The ABL Revolver also contains customary covenants restricting our activities, including limitations on the ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends, or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions. The ABL Revolver contains customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations under the ABL Revolver may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

RISKS RELATING TO EXTERNAL FACTORS

We may be unable to compete in the highly competitive footwear market, which could have a material adverse effect on our business.

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, brand-oriented discounters, multi-channel specialty retailers, and brand suppliers. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with brands that are well known. Our success depends on our ability to remain competitive with respect to assortment, quality, convenience, and value. The performance of our competitors, as well as a change in their promotional and pricing approaches as a result of the current economic environment, marketing activities, and other business strategies, could have a material adverse effect on our business.

E-commerce networks have rapidly evolved and consumer receptiveness to shopping online has substantially increased. Competition from e-commerce players has significantly increased due to their ability to provide improved user experience, greater ease of buying goods, low or no shipping fees, faster shipping times, and more favorable return policies. Businesses, including our suppliers, can easily launch e-commerce sites and mobile platforms at nominal costs by using commercially available software or partnering with any of a number of successful digital marketplace providers. Some of our suppliers use such platforms to compete with us by allowing consumers to purchase products directly through the supplier. Competitors with other revenue sources may also be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote more resources to websites, mobile platforms and applications, and systems development.

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

We require our business partners to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control such third parties or their labor and business practices. The violation of labor or other laws by one of our vendors could have a material adverse effect on our business. In addition, we rely on manufacturers that operate outside of North America, including China, Vietnam, and Brazil, that may disclose our intellectual property or other proprietary information to competitors or third parties, which could result in the distribution and sale of counterfeit versions of our products.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with smartphones, laptops, and tablets may make the use of our websites and purchasing our products online more difficult. The versions of our sites developed for these devices and our mobile app may not be compelling to consumers.

In addition, it is time-consuming and costly to keep pace with rapidly changing and continuously evolving technology. We cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future. As existing mobile devices and platforms evolve and new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in adjusting and developing applications for changes to alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such applications. If we are unable to attract customers to our websites through these devices or are slow to develop versions of our websites that are more compatible with alternative devices or a mobile application, we may fail to capture a significant share of customers, which could have a material adverse effect on our business.

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

We also are dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or mobile app, limit or discontinue our access to a particular platform, or give preferential treatment to competitive products or services, could adversely affect the usage of our sites on mobile devices. We are also subject to the policies and terms of service of the providers of such operating systems and mobile application download stores, which govern the promotion, distribution, content, and operation of our mobile applications. Each provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Additionally, mobile application download stores have imposed, and are likely to continue imposing, certain privacy- and security-related restrictions and controls on the providers and applications within their marketplaces. For example, Apple released a software update in 2021 that, by default, blocks advertisers from tracking certain mobile device activity unless affirmative consent is obtained.

We are subject to stringent and changing privacy laws, regulations, and standards, as well as policies, contracts, and other obligations related to data privacy and security. Our failure to comply with privacy laws and regulations, as well as other legal obligations, could have a material adverse effect on our business.

State, federal, and foreign governments have enacted and are continuing to enact laws and regulations governing the collection, use, retention, sharing, transfer, and security of personally identifiable information and data. Our business is subject to a variety of federal, state, local, and foreign laws and regulations, orders, rules, codes, regulatory guidance and certain industry standards regarding privacy, data protection, consumer protection, information security and the processing of personal information and other data. For example, the California Consumer Privacy Act of 2018 ("CCPA"), which took effect on January 1, 2020, imposes certain restrictions and disclosure obligations on businesses that collect personal information about California residents and provides for a private right of action, as well as penalties for noncompliance. The CCPA provides for civil penalties for violations and creates a private right of action for certain data breaches that is expected to increase data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The California Privacy Rights Act ("CPRA"), which was passed in November 2020 and took effect in January 2023 (with a look-back for certain requirements to January 2022), amends and expands the CCPA and places additional restrictions on the "sharing" of personal information for purposes of cross-context behavioral advertising. We may be subject to additional privacy regulations in the future, including the Virginia Consumer Data Protection Act and the Colorado Privacy Act, both of which regulate the processing of "personal data" regarding their respective residents and grant residents certain rights with respect to their personal data. State laws are changing rapidly, and new legislation proposed or enacted in a number of other states imposes, or has the potential to impose, additional obligations on companies that process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. The U.S. federal government is also significantly focused on privacy matters.

We are subject to other consumer protection laws, including California's Consumer Legal Remedies Act and unfair competition and false advertising laws, the Fair and Accurate Credit Transactions Act and the Telephone Consumer Protection Act, Canada's Anti-Spam Law, the CCPA, the CPRA and other recently enacted consumer data protection laws. Additionally, the regulatory environment is increasingly demanding with frequent new and changing requirements concerning cybersecurity, information security and privacy, which may be inconsistent from one jurisdiction to another. Any failure by us or any of our business partners to comply with applicable laws, rules, and regulations may result in investigations or actions against us by governmental entities, private claims and litigation, fines, penalties or other liabilities. Such events may increase our expenses, expose us to liabilities and harm our reputation, which could have a material adverse effect on our business.

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

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on our business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation cost, and utility increases. Moreover, natural disasters and extreme weather conditions may impact the productivity of our facilities, the operation of our supply chain, or consumer buying patterns and the predictability thereof. Any of these risks could have a material adverse effect on our business.

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

RISKS RELATING TO OUR COMMON SHARES

Our amended and restated articles of incorporation, amended and restated code of regulations, and Ohio state law contain provisions that may have the effect of delaying or preventing a change in control of Designer Brands. This could adversely affect the value of our Class A common shares.

Our amended and restated articles of incorporation authorize our Board of Directors to issue up to 100 million preferred shares and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations, and restrictions on those shares, without any further vote or action by the shareholders. The rights of the holders of our Class A common shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could have the effect of delaying, deterring, or preventing a change in control and could adversely affect the voting power of our common shares.

In addition, provisions of our amended and restated articles of incorporation, amended and restated code of regulations, and Ohio law, together or separately, could discourage potential acquisition proposals, delay, or prevent a change in control, or limit the price that certain investors might be willing to pay in the future for our common shares. Among other things, these provisions establish a staggered board, require a super-majority vote to remove directors, and establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings.

We do not expect a trading market for the Company's Class B common shares to develop and, therefore, any investment in the Class B common shares may be effectively illiquid, unless such shares are converted into the Company's Class A common shares.

There is currently no public market for the Company's Class B common shares. We do not intend to list the Class B common shares on any securities exchange or any automated quotation system. As a result, there can be no assurance that a secondary market will develop, and we do not expect any market makers to participate in a secondary market. Because the Class B common shares are not listed on a securities exchange or an automated quotation system, it may be difficult to obtain pricing information with respect to the shares. Accordingly, there may be a limited number of buyers if a holder decides to sell its Class B common shares. This may affect the price a holder would receive upon such sale. Alternatively, a holder of such shares could convert them into Class A common shares, on a share-for-share basis, prior to selling. However, such conversion could affect the timing of any such sale, which may in turn affect the price a holder may receive upon such sale.

Entities owned by or controlled by Jay L. Schottenstein, the Executive Chairman of our Board of Directors, and members of his family (the "Schottenstein Affiliates") directly control or substantially influence the outcome of matters submitted for shareholder votes, and their interests may differ from other shareholders.

As of January 28, 2023, the Schottenstein Affiliates beneficially owned approximately 23% of the Company's outstanding common shares, representing approximately 58% of the combined voting power, consisting of, in the aggregate, 7.0 million Class A common shares (which are entitled to one vote per share) and 7.7 million Class B common shares (which are entitled to eight votes per share). The Schottenstein Affiliates directly control or substantially influence the outcome of matters submitted to our shareholders for approval, including the election of directors, approval of mergers or other business combinations, and acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of other shareholders, and their level of ownership and voting power in the Company may have the effect of delaying or preventing a subsequent change in control that may be favored by other shareholders.

The Schottenstein Affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, apparel companies, and real estate investments. Opportunities may arise in the area of potential competitive business activities that may be attractive to the Schottenstein Affiliates and us. Our amended and restated articles of incorporation provide that the Schottenstein Affiliates are under no obligation to communicate or offer any corporate opportunity to us. In addition, the Schottenstein Affiliates have the right to engage in similar activities as us, do business with our suppliers and customers, and, except as limited by agreement, employ or otherwise engage any of our executives or associates.

Furthermore, as a "controlled company" within the meaning of the New York Stock Exchange (the "NYSE") rules, the Company qualifies for, and in the future may opt to rely on, exemptions from certain corporate governance requirements, including having a majority of independent directors, as well as having nominating and corporate governance and compensation committees composed entirely of independent directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table summarizes the location and general use of our principal properties as of January 28, 2023 that we consider to be material to our business and that we believe will meet our operational needs for the foreseeable future:

Facility	Location	Owned/Leased	Segment	Approximate Square Feet
Principal corporate office	Columbus, Ohio	Owned	Corporate, U.S. Retail and Other	178,000
Distribution center	Columbus, Ohio	Owned	U.S. Retail and Other	625,000
East Coast Logistics Center	Westampton, New Jersey	Leased	U.S. Retail and Brand Portfolio	683,000
U.S. retail stores(1)	501 various U.S. locations	Leased	U.S. Retail	10,092,000
Canada retail stores(2)	138 various Canadian locations	Leased	Canada Retail	1,093,000
Showrooms	6 various U.S. locations	Leased	Brand Portfolio	94,000
Foreign sourcing offices	1 location in China and 1 location in Brazil	Leased	Brand Portfolio	117,000
(1)    Our DSW U.S. stores average approximately 20,100 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.
(2)    The Shoe Company and DSW stores in Canada average approximately 7,900 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 14, Commitments and Contingencies - Legal Proceedings, of the Consolidated Financial Statements of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARES

Our Class A common shares are listed for trading on the NYSE under the ticker symbol "DBI." There is currently no public market for the Company's Class B common shares, but the Class B common shares can be converted into the Company's Class A common shares at the election of the holder on a share-for-share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval. As of March 9, 2023, there were 201 holders of record of our Class A common shares and 13 holders of record of our Class B common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street names" or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board of Directors and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition, and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis.

On March 15, 2023, the Board of Directors declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on April 14, 2023 to shareholders of record as of the close of business on March 31, 2023.

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. As of January 28, 2023, $187.4 million of Class A common shares remained available for repurchase under the program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 30, 2022 to November 26, 2022 (1)	6	$14.61	—	$187,386
November 27, 2022 to December 31, 2022	—	$—	—	$187,386
January 1, 2023 to January 28, 2023 (1)	1	$9.09	—	$187,386
	7	$14.36	—
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

PERFORMANCE GRAPH

The following graph compares our cumulative total shareholder return on our Class A common shares with the cumulative total returns of the Standard and Poor's ("S&P") MidCap 400 Index and the S&P MidCap 400 Retail Index, both of which are published indices. The comparison of the cumulative total returns for each investment assumes that $100 was invested on February 3, 2018 and that all dividends were reinvested. This comparison includes the period beginning February 3, 2018 and ended January 28, 2023.

Company / Index	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023
Designer Brands Inc.	$100.00	$142.06	$79.84	$69.80	$72.88	$57.85
S&P MidCap 400 Index	$100.00	$97.58	$108.18	$128.14	$142.95	$145.97
S&P MidCap 400 Retail Index	$100.00	$102.05	$101.01	$176.31	$178.58	$164.63

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

The following discussion includes a comparison of our results of operations and liquidity and capital resources for 2022 and 2021. Except where it may be useful in understanding 2022 results, we have omitted discussion of results for 2020, which may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 29, 2022, filed with the SEC on March 21, 2022.

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For 2022, net sales increased 3.7% and comparable sales increased 4.4% over last year. During 2022, net sales from our Owned Brands increased 32.1% over last year, with Owned Brands representing 24.4% of consolidated net sales as compared to 19.2% for last year. The increase in net sales from our Owned Brands demonstrates progress toward our long-term goal of doubling net sales from our Owned Brands by 2026 (using 2021 net sales as a baseline). Gross profit as a percentage of sales for 2022 was lower when compared to last year's record-setting results. This decrease is primarily attributable to a more promotional retail environment in 2022, as the industry experienced a shift from tighter inventory positions to excess inventory, resulting in us also being more promotional. In addition, we strategically increased our clearance assortment in order for us to attract customers who are more value-oriented, and this allowed us to manage our inventory more effectively and proactively. However, gross profit as a percentage of sales for 2022 was higher than the pre-COVID-19 rate in 2019; this increase was primarily driven by the increased Owned Brands penetration.

At the beginning of 2023, we completed the acquisition of the Keds business from Wolverine World Wide, Inc. This expands our Owned Brands' reach into casual and athleisure footwear in the wholesale and direct-to-consumer e-commerce channels, supplementing the additions of Le Tigre and Topo during 2022. This acquisition also marks our first Owned Brand wholesale business within the kids' footwear segment and supports our Owned Brand strategy.

EFFECTS OF INFLATION AND GLOBAL ECONOMIC CONDITIONS

A downturn in global economic conditions, most notably inflationary pressures, rising interest rates, changes in employment levels, significant foreign currency volatility, and the growing concerns of a potential recession, may adversely impact discretionary consumer income levels and spending. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. Moreover, we are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business.

In 2022, the U.S. experienced significantly heightened inflationary pressures, which we expect to continue into 2023. We are subject to inflationary pressures, including increases in the costs of merchandise, transportation, and compensation, which we offset in the first half of 2022 with pricing increases and being less promotional. However, competitive pricing pressure has been exacerbated by a more promotional retail environment as the industry experienced a shift from tighter inventory positions to excess inventory and as macroeconomic conditions impact discretionary consumer spending. During the second half of 2022, our net sales and gross profit declined as we became more promotional under this competitive landscape. These factors could require us to enact mitigating operating efficiency measures that could have a material adverse effect on business, operations, and results of operations.

IMPACT OF COVID-19

The COVID-19 pandemic has had an adverse effect on our results of operations and may continue to impact the global economy, including disrupted supply chain operations globally, temporary factory closures, vessel, container and other transportation shortages, and port congestion. Such disruptions have at times reduced our availability of inventory while at other times have caused excess inventory as the timing of inventory receipts has been disrupted. Disruptions may continue especially in geographic locations where government responses may result in mandated quarantines and closures of facilities and operations we depend on. The COVID-19 pandemic has and is likely to continue to result in social, economic, and labor instability in the markets in which we and our third-party vendors operate. The long-term economic impact and near-term financial impacts of COVID-19, including, but not limited to, possible impairment, restructuring, or other charges, as well as the overall business on our business and results of operations, cannot be reliably estimated at this time due to the uncertainty of future developments.

FINANCIAL SUMMARY AND OTHER KEY METRICS
•Net sales increased to $3.3 billion for 2022 from $3.2 billion for 2021.
•Gross profit as a percentage of net sales was 32.6% for 2022, a decrease from 33.4% in 2021, but an increase from the 2019 pre-COVID-19 rate of 28.6%.
•Net income attributable to Designer Brands Inc. for 2022 was $162.7 million, or $2.26 per diluted share, which included net after-tax benefits of $29.0 million, or $0.41 per diluted share, primarily related to the change in valuation allowance on deferred tax assets, partially offset by the loss on extinguishment of debt and write-off of debt issuance costs, restructuring and termination costs, CEO transition costs, impairment charges, and acquisition costs. Net income for 2021 was $154.5 million, or $2.00 per diluted share, which included net after-tax benefits of $23.2 million, or $0.30 per diluted share, primarily related to the change in valuation allowance on deferred tax assets, partially offset by restructuring charges and target acquisition costs.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	2022	2021
Change in comparable sales:
U.S. Retail segment	2.0%	55.0%
Canada Retail segment	28.8%	20.1%
Brand Portfolio segment - direct-to-consumer channel	34.5%	30.9%
Total	4.4%	51.6%

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

Number of Stores- At the end of the last two fiscal years, we had the following number of stores:

	January 28, 2023	January 29, 2022
U.S. Retail segment - DSW stores	501	508
Canada Retail segment:
The Shoe Company stores	113	115
DSW stores	25	25
	138	140
Total number of stores	639	648

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations with associated percentages of net sales:

(amounts in thousands, except per share amounts)	2022		2021		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$3,315,428	100.0%	$3,196,583	100.0%	$118,845	3.7%
Cost of sales	(2,236,203)	(67.4)	(2,127,946)	(66.6)	(108,257)	5.1%
Gross profit	1,079,225	32.6	1,068,637	33.4	10,588	1.0%
Operating expenses	(896,382)	(27.1)	(870,682)	(27.2)	(25,700)	3.0%
Income from equity investments	8,864	0.3	8,986	0.3	(122)	(1.4)%
Impairment charges	(4,317)	(0.1)	(1,720)	(0.1)	(2,597)	151.0%
Operating profit	187,390	5.7	205,221	6.4	(17,831)	(8.7)%
Interest expense, net	(14,874)	(0.5)	(32,129)	(1.0)	17,255	(53.7)%
Loss on extinguishment of debt and write-off of debt issuance costs	(12,862)	(0.4)	—	—	(12,862)	NM
Non-operating expenses, net	(130)	—	(67)	—	(63)	94.0%
Income before income taxes	159,524	4.8	173,025	5.4	(13,501)	(7.8)%
Income tax benefit (provision)	3,142	0.1	(18,544)	(0.6)	21,686	NM
Net income	162,666	4.9	154,481	4.8	8,185	5.3%
Net loss attributable to redeemable noncontrolling interest	10	—	—	—	10	NM
Net income attributable to Designer Brands Inc.	$162,676	4.9%	$154,481	4.8%	$8,195	5.3%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$2.41		$2.12		$0.29	13.7%
Diluted earnings per share	$2.26		$2.00		$0.26	13.0%
Weighted average shares used in per share calculations:
Basic shares	67,603		73,024		(5,421)	(7.4)%
Diluted shares	72,101		77,268		(5,167)	(6.7)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

(dollars in thousands)	2022		2021		Change
	Amount	% of Total Segment Net Sales	Amount	% of Total Segment Net Sales	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$2,791,513	82.0%	$2,769,706	84.2%	$21,807	0.8%	2.0%
Canada Retail	283,241	8.3%	234,809	7.1%	48,432	20.6%	28.8%
Brand Portfolio	327,715	9.7%	286,024	8.7%	41,691	14.6%	34.5%
Total segment net sales	3,402,469	100.0%	3,290,539	100.0%	111,930	3.4%	4.4%
Elimination of intersegment net sales	(87,041)		(93,956)		6,915	(7.4)%
Consolidated net sales	$3,315,428		$3,196,583		$118,845	3.7%

The increase in net sales during 2022 over last year was primarily due to the increase in comparable sales across all segments, primarily related to the prolonged COVID-19 pandemic in 2021 that resulted in significantly reduced store traffic in the U.S. Retail and Canada Retail segments, with the Canada Retail segment also impacted by mandated closures and restrictions in certain key markets. In addition, wholesale sales in the Brand Portfolio segment were higher during 2022, as compared to last year, due to increased orders as our retailer customers had similar results as our retail segments. These increases were partially offset by the impact of a shift towards being more promotional in the U.S. Retail and Brand Portfolio segments during the second half of 2022, net store closures since the end of 2021, and the unfavorable impact from foreign currency translation of the Canada Retail segment net sales.

GROSS PROFIT

The following table summarizes gross profit by segment:

(dollars in thousands)	2022		2021		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$904,583	32.4%	$933,555	33.7%	$(28,972)	(3.1)%	(130)
Canada Retail	99,121	35.0%	76,728	32.7%	22,393	29.2%	230
Brand Portfolio	72,006	22.0%	66,774	23.3%	5,232	7.8%	(130)
Total segment gross profit	1,075,710	31.6%	1,077,057	32.7%	(1,347)	(0.1)%	(110)
Net recognition (elimination) of intersegment gross profit	3,515		(8,420)		11,935
Consolidated gross profit	$1,079,225	32.6%	$1,068,637	33.4%	$10,588	1.0%	(80)

The increase in consolidated gross profit was primarily driven by increased sales during 2022 over last year, partially offset by higher freight and distribution costs and a shift towards being more promotional in the U.S. Retail and Brand Portfolio segments during the second half of 2022. For the Canada Retail segment, the shift toward being more promotional happened later in 2022 resulting in less of an impact to the full fiscal year. Higher distribution costs within the U.S. Retail segment were primarily driven by moving our digital fulfillment activities from our Ohio location to our New Jersey location, which resulted in recognizing approximately $16.0 million of additional distribution costs, including accelerated depreciation and termination costs.

The net recognition (elimination) of intersegment gross profit consisted of the following:

(in thousands)	2022	2021
Recognition (elimination) of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(87,041)	$(93,956)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	58,234	62,039
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	32,322	23,497
	$3,515	$(8,420)

OPERATING EXPENSES

Operating expenses increased by $25.7 million during 2022 as compared to last year, primarily driven by an increase in store payroll and costs as a result of severance activity, the dissolution of a joint venture, and the CEO transition. Operating expenses as a percentage of net sales slightly improved to 27.1% in 2022 compared to 27.2% in 2021, due to the improvement in net sales over last year as we leveraged our fixed costs.

IMPAIRMENT CHARGES

During 2022, we recorded impairment charges of $4.3 million, primarily in the Brand Portfolio segment resulting from subleases of abandoned leased spaces. During 2021, we recorded impairment charges of $1.7 million, including $1.2 million in the U.S. Retail segment for abandoned equipment we replaced and $0.5 million in the Brand Portfolio segment for the sublease of an abandoned leased space.

INTEREST EXPENSE, NET

For 2022, interest expense, net, decreased by $17.3 million over last year, primarily due to the termination of the senior secured term loan ("Term Loan") in the first quarter of 2022, which had a higher interest rate than the ABL Revolver. The decrease was partially offset by a higher average debt balance during 2022 over 2021.

LOSS ON EXTINGUISHMENT OF DEBT AND WRITE-OFF OF DEBT ISSUANCE COSTS

In connection with the settlement of our Term Loan on February 8, 2022, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs. As a result of the replacement of the ABL Revolver during 2022, we also wrote off $0.2 million of debt issuance costs.

INCOME TAXES

The effective tax rate was negative 2.0% for 2022, as compared to a positive 10.7% for 2021. The rate for 2022 was the result of releasing $55.7 million of the valuation allowance partially offset by the permanent tax adjustments, primarily non-deductible compensation. The rate for 2021 was the result of maintaining a full valuation allowance on deferred tax assets, while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated 2020 return reflecting implemented tax strategies.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, and capital expenditures. Our working capital and inventory levels fluctuate seasonally.

During 2022, we repurchased 10.7 million Class A common shares at an aggregate cost of $147.5 million. As of January 28, 2023, $187.4 million of Class A common shares remained available for repurchase under the share repurchase program. During 2021, we did not repurchase any Class A common shares.

In the fourth quarter of 2022, we received $120.3 million of our income tax receivable from the Internal Revenue Service as a result of the Coronavirus Aid, Relief, and Economic Security Act. We expect to receive the remaining income tax receivable of $44.0 million within the next 12 months.

On December 13, 2022, we acquired a 79.4% ownership interest in Topo for $19.1 million in cash. We have an exclusive call option to purchase the remaining 20.6% ownership interest in Topo upon the occurrence of certain events or after a period of two years following the close of the transaction. The noncontrolling interest holders also have a put option with respect to the remaining 20.6% ownership interest in Topo upon the occurrence of certain events or after a period of three years following the close of the transaction. The redemption price is defined in the operating agreement and is based primarily on a fixed multiple of Topo's trailing 12 months of adjusted earnings before interest, taxes, depreciation, amortization, and other agreed upon adjustments. On February 4, 2023, we completed the acquisition of the Keds business from Wolverine World Wide, Inc. for $123.3 million, funded with available cash and borrowings on the ABL Revolver.

The following table summarizes our material undiscounted cash requirements for 2023 and future fiscal years thereafter, and provides reference for each item to the relevant note of the Consolidated Financial Statements of this Form 10-K:

(in thousands)	Note Reference	2023	Future Fiscal Years Thereafter	Total
Debt maturities	Note 12	$—	$281,035	$281,035
Fixed minimum lease payments	Note 13	$215,908	$718,801	$934,709
Noncancelable purchase obligations	Note 14	$13,831	$10,589	$24,420
Guaranteed minimum royalty payments	Note 14	$31,159	$195,496	$226,655

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy, and withstand unanticipated business volatility, including the impacts of the global economic conditions on our results of operations. We believe that cash generated from our operations, together with our current levels of cash, as well as the availability of our ABL Revolver, are sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund acquisitions and capital expenditures, and repurchase common shares under our share repurchase program over the next 12 months and beyond.

The following table presents the key categories of our consolidated statements of cash flows:

(in thousands)	2022	2021	Change
Net cash provided by operating activities	$201,426	$171,429	$29,997
Net cash used in investing activities	(88,117)	(35,028)	(53,089)
Net cash used in financing activities	(128,479)	(121,490)	(6,989)
Effect of exchange rate changes on cash balances	(523)	(33)	(490)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(15,693)	$14,878	$(30,571)

OPERATING CASH FLOWS

The increase in net cash provided by operations was largely driven by the receipt of $120.3 million of our income tax receivable from the Internal Revenue Service during 2022. This was partially offset by higher spend on working capital due to earlier receipts with normal vendor payment terms this year compared to last year when we experienced shipping delays and extended vendor payment terms as a result of the impacts of the COVID-19 pandemic. In addition, net income recognized during 2022 was lower than last year after adjusting for non-cash activity, including changes in deferred income taxes, depreciation and amortization, stock-based compensation expense, and the loss from extinguishment of debt and write-off of debt issuance costs.

INVESTING CASH FLOWS

For 2022, net cash used in investing activities was primarily due to capital expenditures of $55.0 million relating to infrastructure and IT projects, new stores, store improvements, the acquisition of Topo for $19.1 million, and our investment in Le Tigre for $8.2 million. For 2021, the net cash used in investing activities was primarily due to capital expenditures of $33.0 million relating to infrastructure and IT projects, new stores, and store improvements.

FINANCING CASH FLOWS

During 2022, the net cash used in financing activities was due to the payment of $238.2 million for the settlement of the Term Loan, the repurchase of 10.7 million Class A common shares at an aggregate cost of $147.5 million, and the payment of dividends of $13.5 million, partially offset by the net receipts of $281.0 million from our revolving lines of credit. During 2021, the net cash used in financing activities was due to net payments of $100.0 million from our revolving lines of credit and payments of $12.5 million on the Term Loan.

DEBT

ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which provides a revolving line of credit of up to $550.0 million, including a Canadian sub-limit of up to $55.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $55.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $5.5 million sub-limit for swing-loan advances for Canadian borrowings. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of January 28, 2023, the ABL Revolver had a borrowing base of $529.9 million, with $281.0 million in outstanding borrowings and $5.0 million in letters of credit issued, resulting in $243.9 million available for borrowings.

Debt Covenants- As of January 28, 2023, the ABL Revolver required us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $41.3 million or 10.0% of the maximum borrowing amount. The ABL Revolver also contains customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of January 28, 2023, we were in compliance with all financial covenants contained in the ABL Revolver.

ABL Revolver Amendment- On February 28, 2023, the ABL Revolver was amended to increase the available capacity under the revolving line of credit from $550.0 million to $600.0 million and to add a first-in last-out term loan (the "FILO Term Loan") of up to $30.0 million, which was drawn in full on the date of the amendment, subject to a borrowing base. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The maturity date of the ABL Revolver did not change and is applicable to the FILO Term Loan. The ABL Revolver was also amended to change the period during which we are required to maintain a fixed charge coverage ratio of not less than 1:1 when availability is less than the greater of $47.3 million or 10% of the maximum borrowing amount.

Termination of Term Loan- On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our Term Loan. In connection with this settlement, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

Refer to Note 12, Debt, of the Consolidated Financial Statements of this Form 10-K for further information about our debt arrangements.

CAPITAL EXPENDITURE PLANS

We expect to spend approximately $50.0 million to $70.0 million for capital expenditures in 2023. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that are expected to have a material impact to our consolidated financial statements when adopted.

CRITICAL ACCOUNTING ESTIMATES

As discussed in Note 1, Description of Business and Significant Accounting Policies, of the Consolidated Financial Statements included in this Form 10-K, the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some cases, actuarial and valuation techniques. We constantly reevaluate these significant factors and make adjustments where facts and circumstances dictate. While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our consolidated financial statements.

We believe the following represent the most significant accounting policies, critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements:

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Inventories- The U.S. Retail segment inventory is accounted for using the retail inventory method, which is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time that the retail value of the inventory is lowered by markdowns. The Canada Retail and Brand Portfolio segments account for inventory using the moving average cost method and is stated at the lower of cost or net realizable value. For all inventories, we also monitor excess and obsolete inventories that may need to be liquidated at amounts below cost. We perform physical inventory counts or cycle counts on all inventory on hand throughout the year and adjust the recorded balance to reflect the results. We record estimated shrink between physical inventory counts, based on historical experience and recent results, less amounts realized.
	Inherent in the calculation of inventories are certain significant judgments and estimates, including setting the original merchandise retail value, markdowns, shrink, and liquidation values. The shrink reserve is calculated as a percentage of sales from the last physical inventory date, based on both historical experience and recent physical inventory results, less amounts realized. Aged inventory may be written down using estimated liquidation values and cost of disposal based on historical experience.	If the reduction to inventories for markdowns, shrink, and aged inventories were to increase by 10%, cost of sales would increase by approximately $4.1 million.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
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
	Our reviews are conducted at the lowest identifiable level, which typically is at the store level for the majority of our long-lived assets. Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. We also review construction-in-progress projects, including internal-use software under development, for recoverability when we have a strategic shift in our plans.	A 10% change in our projected cash flows for our store fleet would not result in a material amount of additional impairment charges. To the extent that these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.
Impairment of Goodwill and Other Indefinite Lived Intangible Assets- We evaluate goodwill and other indefinite lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant and sustained decline in our stock price, that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that there is an impairment. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value exceeds its fair value, we will calculate the estimated fair value. Fair value is the price a willing buyer would pay and is typically calculated using a discounted cash flow analysis. Where deemed appropriate, we may also utilize a market approach for estimating fair value. Impairment charges are calculated as the amount by which the carrying amount exceeds its fair value, but not to exceed the carrying value.
When assessing goodwill and other indefinite lived intangible assets for impairment, our decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the estimated fair value over carrying value at the last assessment date and the amount of time since the last quantitative fair value assessments. Our quantitative impairment calculations contain uncertainties, as we are required to make assumptions and to apply judgment when estimating future cash flows, including projected revenue and operating results, as well as selecting appropriate discount rates and an assumed royalty rate. Estimates of revenue and operating results are based on internal projections considering past performance and forecasted changes, strategic initiatives, and the business environment impacting performance. Discount rates and a royalty rate are selected based on market participant assumptions. These estimates are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.
As of January 28, 2023, we had $93.7 million of goodwill within the U.S. Retail segment, which is also the reporting unit, and $14.9 million in indefinite-lived tradenames within the Canada Retail segment. In addition, we have an immaterial amount of goodwill as a result of the Topo acquisition in the fourth quarter of 2022 that is based on certain preliminary valuations and analysis. We performed a qualitative impairment assessment for the goodwill in the U.S. Retail segment and determined it is not more likely than not that there is an impairment. In addition, we determined that the fair values of the indefinite-lived intangibles were in excess of their carrying values and a 10% decrease in fair values would not result in a material impairment charge. As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Leases- We recognize lease liabilities based on the present value of the future fixed lease commitments over the lease term with corresponding lease assets. The majority of our real estate leases provide for renewal options, which are typically not included in the lease term used for measuring the lease assets and lease liabilities as it is not reasonably certain we will exercise options.
	We determine the discount rate for each lease by estimating the rate that we would be required to pay on a secured borrowing for an amount equal to the lease payments over the lease term.	As of January 28, 2023, a change in our discount rate of 100 basis points would have changed the recorded operating lease assets and liabilities by approximately $23.0 million.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
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

As of January 28, 2023, our deferred tax assets were reserved with a valuation allowance of $14.0 million. We also had gross unrecognized tax benefits of $15.8 million. However, we may have material adjustments in the future that may impact our income tax amounts based on additional information, additional guidance or revised interpretations.

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

INTEREST RATE RISK

As of January 28, 2023, we had $281.0 million outstanding on our revolving line of credit under our ABL Revolver. Borrowings and letters of credit issued under the ABL Revolver accrue interest based on variable rates of interest, which expose us to interest rate market risks, particularly during a period of rising interest rates. The impact of a hypothetical 100 basis point increase in interest rates on our revolving line of credit would not result in a material amount of additional expense over a 12-month period based on the balance as of January 28, 2023.

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to the impact of foreign exchange rate risk primarily through our operations in Canada, where the functional currency is the Canadian dollar, as well as foreign-denominated cash accounts. A hypothetical 10% movement in the exchange rates could result in a change of $4.2 million of foreign currency revaluation, which would be recorded in non-operating income (expenses), net, within the consolidated statements of operations and an immaterial impact to other comprehensive loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Designer Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Designer Brands Inc. and subsidiaries (the "Company") as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of estimated inventory markdowns included the following, among others:
•We tested the design and effectiveness of controls over the timing and completeness of estimated inventory markdowns, including management's controls over the valuation of the estimated inventory markdown reserves, and the approval of lowering the retail value of inventory through markdowns.
•We evaluated management's ability to accurately estimate inventory markdowns by comparing estimated inventory markdowns as of January 28, 2023 to subsequent sales of clearance inventory.
•We observed physical inventory counts throughout the fiscal year, including merchandise designated for clearance. We assessed inventory aging and sell through as of March 2023.
•We tested the amount of estimated inventory markdowns by evaluating management's calculation.
•We developed an independent expectation for inventory markdowns based on historical inventory balances and compared our expectation to the amount recorded by management.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 16, 2023

We have served as the Company's auditor since 1997.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	2022	2021	2020
Net sales	$3,315,428	$3,196,583	$2,234,719
Cost of sales	(2,236,203)	(2,127,946)	(1,923,478)
Gross profit	1,079,225	1,068,637	311,241
Operating expenses	(896,382)	(870,682)	(753,278)
Income from equity investments	8,864	8,986	9,329
Impairment charges	(4,317)	(1,720)	(153,606)
Operating profit (loss)	187,390	205,221	(586,314)
Interest expense, net	(14,874)	(32,129)	(23,694)
Loss on extinguishment of debt and write-off of debt issuance costs	(12,862)	—	—
Non-operating income (expenses), net	(130)	(67)	1,361
Income (loss) before income taxes	159,524	173,025	(608,647)
Income tax benefit (provision)	3,142	(18,544)	119,928
Net income (loss)	162,666	154,481	(488,719)
Net loss attributable to redeemable noncontrolling interest	10	—	—
Net income (loss) attributable to Designer Brands Inc.	$162,676	$154,481	$(488,719)
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$2.41	$2.12	$(6.77)
Diluted earnings (loss) per share	$2.26	$2.00	$(6.77)
Weighted average shares used in per share calculations:
Basic shares	67,603	73,024	72,198
Diluted shares	72,101	77,268	72,198

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2022	2021	2020
Net income (loss)	$162,666	$154,481	$(488,719)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation loss	(1,733)	(331)	(618)
Unrealized net gain on debt securities	—	—	195
Reclassification adjustment for net gains realized in net income (loss)	—	—	(368)
Total other comprehensive loss, net of income taxes	(1,733)	(331)	(791)
Comprehensive income (loss)	160,933	154,150	(489,510)
Comprehensive loss attributable to redeemable noncontrolling interest	10	—	—
Comprehensive income (loss) attributable to Designer Brands Inc.	$160,943	$154,150	$(489,510)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)	January 28, 2023	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$58,766	$72,691
Receivables, net	77,763	199,826
Inventories	605,652	586,429
Prepaid expenses and other current assets	47,750	55,270
Total current assets	789,931	914,216
Property and equipment, net	235,430	256,786
Operating lease assets	700,373	647,221
Goodwill	97,115	93,655
Intangible assets, net	31,866	15,527
Deferred tax assets	48,285	356
Equity investments	63,820	55,578
Other assets	42,798	31,295
Total assets	$2,009,618	$2,014,634
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$255,364	$340,877
Accrued expenses	190,676	215,812
Current operating lease liabilities	190,086	202,228
Total current liabilities	636,126	758,917
Long-term debt	281,035	225,536
Non-current operating lease liabilities	631,412	593,429
Other non-current liabilities	24,989	24,356
Total liabilities	1,573,562	1,602,238
Commitments and contingencies
Redeemable noncontrolling interest	3,155	—
Shareholders' equity:
Common shares paid in-capital, no par value	1,018,872	1,005,382
Treasury shares, at cost	(662,614)	(515,065)
Retained earnings (deficit)	81,993	(74,304)
Accumulated other comprehensive loss	(5,350)	(3,617)
Total shareholders' equity	432,901	412,396
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,009,618	$2,014,634

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Balance, February 1, 2020	64,033	7,733	22,169	$971,380	$(515,065)	$267,094	$(2,495)	$720,914
Net loss attributable to Designer Brands Inc.	—	—	—	—	—	(488,719)	—	(488,719)
Stock-based compensation activity	633	—	—	18,773	—	—	—	18,773
Dividends paid ($0.10 per share)	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive loss	—	—	—	—	—	—	(791)	(791)
Balance, January 30, 2021	64,666	7,733	22,169	990,153	(515,065)	(228,785)	(3,286)	243,017
Net income attributable to Designer Brands Inc.	—	—	—	—	—	154,481	—	154,481
Stock-based compensation activity	958	—	—	15,229	—	—	—	15,229
Foreign currency translation adjustment	—	—	—	—	—	—	(331)	(331)
Balance, January 29, 2022	65,624	7,733	22,169	1,005,382	(515,065)	(74,304)	(3,617)	412,396
Net income attributable to Designer Brands Inc.	—	—	—	—	—	162,676	—	162,676
Stock-based compensation activity	1,010	—	—	20,587	—	—	—	20,587
Repurchase of Class A common shares	(10,713)	—	10,713	—	(147,549)	—	—	(147,549)
Dividends paid ($0.20 per share)	—	—	—	(7,097)	—	(6,379)	—	(13,476)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,733)	(1,733)
Balance, January 28, 2023	55,921	7,733	32,882	$1,018,872	$(662,614)	$81,993	$(5,350)	$432,901

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$162,666	$154,481	$(488,719)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	81,315	77,923	88,026
Stock-based compensation expense	28,502	23,923	20,236
Deferred income taxes	(51,891)	(1,001)	34,485
Income from equity investments	(8,864)	(8,986)	(9,329)
Distributions received from equity investments	8,850	12,006	8,491
Impairment charges	4,317	1,720	153,606
Loss on extinguishment of debt and write-off of debt issuance costs	12,862	—	—
Gain on settlement	—	—	(8,990)
Other	2,017	2,775	695
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	7,962	8,703	23,179
Income tax receivable	118,219	(12,415)	(149,824)
Inventories	(15,995)	(113,248)	160,312
Prepaid expenses and other current assets	(5,398)	(3,859)	17,166
Accounts payable	(92,728)	92,894	(47,014)
Accrued expenses	(20,098)	10,735	30,144
Operating lease assets and liabilities, net	(30,310)	(74,222)	13,743
Net cash provided by (used in) operating activities	201,426	171,429	(153,793)
Cash flows from investing activities:
Cash paid for property and equipment	(54,974)	(33,030)	(31,114)
Equity investment in Le Tigre	(8,228)	—	—
Sales of available-for-sale investments	—	—	24,755
Proceeds from settlement	—	—	8,990
Cash paid for business acquisition	(19,062)	—	—
Other	(5,853)	(1,998)	—
Net cash provided by (used in) investing activities	(88,117)	(35,028)	2,631
Cash flows from financing activities:
Borrowing on revolving lines of credit	1,705,235	349,653	426,000
Payments on revolving lines of credit	(1,424,200)	(449,653)	(516,000)
Proceeds from issuance of Term Loan	—	—	250,000
Payments for borrowings and prepayment premium under Term Loan	(238,196)	(12,500)	(6,263)
Payments of debt issuance costs	(2,316)	—	(21,422)
Cash paid for treasury shares	(147,549)	—	—
Dividends paid	(13,476)	—	(7,160)
Cash paid for income taxes for stock-based compensation shares withheld	(7,915)	(8,694)	(1,463)
Other	(62)	(296)	(738)
Net cash provided by (used in) financing activities	(128,479)	(121,490)	122,954
Effect of exchange rate changes on cash balances	(523)	(33)	1,225
Net increase (decrease) in cash, cash equivalents, and restricted cash	(15,693)	14,878	(26,983)
Cash, cash equivalents, and restricted cash, beginning of period	74,459	59,581	86,564
Cash, cash equivalents, and restricted cash, end of period	$58,766	$74,459	$59,581
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(76,132)	$28,419	$(11,822)
Cash paid for interest on debt	$14,820	$23,341	$19,523
Cash paid for operating lease liabilities	$222,956	$273,080	$198,400
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$10,150	$4,365	$1,590
Operating lease liabilities arising from lease asset additions	$23,496	$15,123	$9,407
Net increase to operating lease assets and lease liabilities for modifications	$204,424	$94,992	$36,109

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Business Operations- Designer Brands Inc. ("we," "us," "our," and the "Company") is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company and DSW banners through its direct-to-consumer Canada stores and e-commerce sites. The Brand Portfolio segment earns revenue from the wholesale of products to retailers and international distributors, commissions for serving retailers as the design and buying agent for products under private labels (referred to as "First Cost"), and the sale of our branded products through direct-to-consumer e-commerce sites at www.vincecamuto.com and www.topoathletic.com. Our equity investments in ABG-Camuto, LLC ("ABG-Camuto") and Le Tigre 360 Global LLC ("Le Tigre") are an integral part of the Brand Portfolio segment. In partnership with Authentic Brands Group LLC, a global brand management and marketing company, we have a 40% ownership interest in ABG-Camuto, a joint venture that owns the intellectual property rights of Vince Camuto and others. ABG-Camuto is responsible for the growth and marketing of the brands held by the joint venture. We have entered into a licensing agreement with ABG-Camuto, whereby we pay royalties to ABG-Camuto based on the sales of licensed products, subject to guaranteed minimums. ABG-Camuto also earns royalties on sales from third parties that license the brand names to produce non-footwear product categories. In July 2022, we acquired a 33.3% ownership interest in Le Tigre, which manages the Le Tigre brand. We entered into a license agreement with Le Tigre, whereby we pay royalties to Le Tigre based on the sales of the Le Tigre brand, subject to guaranteed minimums. The license agreement provides us the exclusive right to design, source, and sell Le Tigre branded footwear. We recognize equity investments and earnings under the equity method within the Brand Portfolio segment. In addition, we own the licensing rights for footwear of the Jessica Simpson brand and for footwear and handbags of the Lucky Brand. Our other operating segment, which we exited during 2020, is below the quantitative and qualitative thresholds for a reportable segment and is aggregated into Other for segment reporting purposes.

On December 13, 2022, we acquired a 79.4% ownership interest in Topo Athletic LLC ("Topo"), a designer of specialty athletic footwear that sells its Topo branded products at wholesale to retailers and international distributors and through its direct-to-consumer e-commerce site at www.topoathletic.com. The Topo acquisition provides us with expanded capabilities within the athletic footwear market. Topo is included within our Brand Portfolio segment.

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

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation- The consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including any variable interest entities. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States ("U.S.") dollars.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us. Significant estimates and assumptions are required as a part of accounting for sales returns allowances, customer allowances and discounts reserve, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, redeemable noncontrolling interest, income taxes and valuation allowances on deferred tax assets, self-insurance reserves, and valuations used to account for an acquisition. Although we believe these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

Revenue Recognition- Sales from the U.S. Retail and Canada Retail segments are recognized upon customer receipt of merchandise, net of estimated returns and exclude sales tax. Customers can purchase products from one of our stores, online, or from our mobile application. For products shipped directly to our customers, we recognize the sale upon the estimated customer receipt date based on historical delivery transit times. Revenue from shipping and handling is recorded in net sales while the related costs are included in cost of sales on the consolidated statements of operations. For products shipped directly to our customers from our vendors (referred to as "drop ship"), we record gross sales upon customer receipt based on the price paid by the customers as we have determined that we are the principal party responsible for the sale transaction.

Sales from the Brand Portfolio segment are recognized upon transfer of control. Generally, our wholesale customers arrange their own transportation of merchandise, and control is transferred at the time of shipment. Sales are recorded at the transaction price, excluding sales tax, net of estimated reserves for customer returns, allowances and discounts. Direct-to-consumer online sales are recognized upon the estimated customer receipt date based on historical delivery transit times and are net of estimated returns and exclude sales tax. First Cost commission income is recognized at the point in time when the customer's freight forwarder takes control of the related merchandise.

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

Operating Expenses- Operating expenses include expenses related to store management and store payroll costs, advertising, store depreciation, new store costs, design, sourcing and distribution costs associated with the Brand Portfolio segment, and corporate expenses. Corporate expenses include expenses related to buying, information technology, rent (net of sublease income), depreciation and amortization expense for corporate assets, marketing, legal, finance, outside professional services, customer service center expenses, and payroll-related costs for associates.

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which, among other things, provided employer payroll tax credits for wages paid to associates who were unable to work over a defined period and options to defer payroll tax payments. We qualified for certain employer payroll tax credits, which were treated as government subsidies to offset related operating expenses. Similar credits were also available in Canada. During 2021 and 2020, the qualified government credits reduced our operating expenses by $4.0 million and $11.4 million, respectively, on the consolidated statements of operations.

Interest Expense, net- Interest expense, net, is summarized in the following table:

(in thousands)	2022	2021	2020
Interest expense	$(15,099)	$(32,198)	$(24,032)
Interest income	225	69	338
	$(14,874)	$(32,129)	$(23,694)

Stock-Based Compensation- We recognize compensation expense for awards of stock options, restricted stock units ("RSUs"), and director stock units, based on the fair value on the grant date and on a straight-line basis over the requisite service period for the awards that are expected to vest, with forfeitures estimated based on our historical experience and future expectations. Stock-based compensation is included in operating expenses on the consolidated statements of operations.

Chief Executive Officer Transition- In January 2023, we announced our planned succession process relating to the Company's Chief Executive Officer ("CEO") role, whereby our current CEO, Roger Rawlins, will step down from his role as CEO and as a member of the Board of Directors effective April 1, 2023, or such earlier date as determined by the Board of Directors, at which time Doug Howe, who currently serves as Executive Vice President of the Company and President of DSW, will assume the CEO role and join the Board of Directors as a Class II director. To assist in facilitating a smooth transition, Mr. Rawlins will remain employed under the terms of a transition and consulting agreement through April 1, 2023, and for the 12-month period thereafter will serve as a strategic advisor to the Company and the Board of Directors. If Mr. Rawlins remains employed through April 1, 2023, we will provide Mr. Rawlins benefits that are consistent with those that Mr. Rawlins would be entitled to in the event of a termination by the Company without cause under his Amended and Restated Standard Executive Severance Agreement. In conjunction with the CEO transition, we estimate CEO transition costs will total $9.4 million consisting of $3.5 million in severance costs, $2.8 million in accelerated stock-based compensation (net of stock awards forfeited), and $3.1 million in retention stock awards to certain members of our leadership team and other related professional fees. During the fourth quarter of 2022, we recognized $3.7 million in operating expenses on the consolidated statements of operations, with the remaining estimated $5.7 million to be recorded in 2023.

Severance- During 2022, we incurred severance costs, excluding the severance related to the CEO transition, of $2.8 million ($1.8 million, $0.2 million and $0.8 million for the U.S. Retail, Canada Retail, and Brand Portfolio segments, respectively). During 2021, we incurred severance costs of $3.3 million ($1.5 million and $1.8 million for the U.S. Retail and Brand Portfolio segments, respectively).

On March 18, 2020, to help control the spread of the coronavirus ("COVID-19") and protect the health and safety of our customers, associates, and the communities we serve, we temporarily closed all of our stores in the U.S. and Canada. In addition, we took several actions in late March 2020 to reduce costs and operations to levels that were more commensurate with then-current sales, including furloughs and pay reductions. During the second quarter and into the third quarter of 2020, we re-opened all of our stores, discontinued the furlough program, and restored pay for our associates that had taken pay reductions. Beginning in July 2020, we initiated an internal reorganization and reduction of our workforce with additional actions taken throughout 2020 and into the first quarter of 2021, resulting in the elimination of approximately 1,000 associate positions. During 2020, we incurred restructuring costs, which consisted primarily of severance costs of $15.2 million ($5.5 million, $0.8 million and $8.9 million for the U.S. Retail, Canada Retail, and Brand Portfolio segments, respectively).

As of January 28, 2023 and January 29, 2022, we had $5.7 million and $1.9 million, respectively, of severance liability included in accrued expenses on the consolidated balance sheets.

Gain on Settlement- During 2020, we collected $9.0 million, net of legal costs incurred, and recorded a gain to operating expenses on the consolidated statements of operations that was due to a settlement with a vendor related to costs incurred on an internal-use software project that was capitalized and then impaired in a previous year.

Marketing Expense- The cost of advertising is generally expensed when the advertising first takes place or when mailed. During 2022, 2021 and 2020, marketing costs were $167.1 million, $163.0 million and $131.7 million, respectively.

Non-Operating Income (Expenses), net- Non-operating income (expenses), net, includes gains and losses from foreign currency revaluation and realized gains and losses related to investments.

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

We recorded our income tax expense, income tax receivable, and deferred tax assets and related liabilities based on management's best estimates. Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets by evaluating historical and projected future operating results, the reversal of existing temporary differences, taxable income in permitted carry back years, and the availability of tax planning strategies. One of the provisions of the CARES Act allows net operating losses generated within tax years 2018 through 2020 to be carried back up to five years, including years in which the U.S. federal statutory tax rate was 35%, as opposed to the current rate of 21%. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable.

During 2020, a valuation allowance was recognized as a reserve on the total deferred tax asset balance and was maintained until the fourth quarter of 2022. This valuation allowance was the result of losses incurred in 2020 due to the impacts of the COVID-19 pandemic that resulted in a three-year cumulative loss position, which was significant objective negative evidence in considering whether deferred tax assets were realizable. During the fourth quarter of 2022, we released the valuation allowance on the majority of the U.S. and Canada deferred tax assets given the continued realization of income since 2020, being in a three-year cumulative adjusted earnings position, and having projected future income. These factors provided sufficient evidence to conclude that it is more likely than not that the majority of the U.S. and Canada deferred tax assets are realizable. Our effective tax rate for 2022 was negative 2.0%, whereas for 2021 and 2020 it was positive 10.7% and 19.7%, respectively. The rate for 2022 was the result of releasing $55.7 million of the valuation allowance, partially offset by the permanent tax adjustments, primarily non-deductible compensation. The rate for 2021 was the result of maintaining a full valuation allowance on deferred tax assets, while also recording net discrete tax benefits, primarily as a result of adjustments to our estimated 2020 return reflecting implemented tax strategies. The rate for 2020 was the result of recording a valuation allowance of $87.6 million, partially offset by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35%.

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

Cash, Cash Equivalents, and Restricted Cash- Cash and cash equivalents represent cash, money market funds, and credit card receivables that generally settle within three days. Restricted cash represented cash that was restricted as to withdrawal or usage and consists of a mandatory cash deposit maintained for certain insurance policies and letters of credit.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows:

(in thousands)	January 28, 2023	January 29, 2022	January 30, 2021
Cash and cash equivalents	$58,766	$72,691	$59,581
Restricted cash, included in prepaid expenses and other current assets	—	1,768	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$58,766	$74,459	$59,581

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

The following table presents activity related to our equity investments:

(in thousands)	2022	2021	2020
Balance at beginning of period	$55,578	$58,598	$57,760
Investment in Le Tigre	8,228	—	—
Share of net earnings	8,864	8,986	9,329
Distributions received	(8,850)	(12,006)	(8,491)
Balance at end of period	$63,820	$55,578	$58,598

On July 1, 2022, we acquired a 33.3% ownership interest in Le Tigre for $8.2 million. We account for our investment in Le Tigre, where we exercise significant influence but do not have control, using the equity method. The difference between the purchase price of Le Tigre and our interest in Le Tigre's underlying net equity is comprised of a definite lived tradename intangible asset and equity method goodwill. Our share of net loss of Le Tigre and amortization of the intangible asset is included in the share of net earnings, net, shown in the table above and income from equity investments on the consolidated statements of operations.

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

Inherent in the calculation of inventories are certain significant judgments and estimates, including setting the original merchandise retail value, markdowns, shrink, and liquidation values. The ultimate amount realized from the sale of inventory and write-offs from counts could differ from management estimates.

Concentration of Risks- We are subject to risks due to concentration of our merchandise coming from China. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with 76% of units sourced from China. In addition to the merchandise sourced through our Brand Portfolio segment, our U.S. Retail segment and Canada Retail segment also sources merchandise from both domestic and foreign third-party vendors. Many of our domestic vendors import a large portion of their merchandise from China.

We are also subject to risks due to the concentration of vendors within the U.S. Retail and Canada Retail segments. During 2022, three key third-party vendors together supplied approximately 22% of our retail merchandise, with no individual vendor providing more than 10% of our retail merchandise.

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

Internal Use Software Costs- Costs related to software developed or obtained for internal use are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. Capitalized software costs and the related accumulated amortization are included in property and equipment, net, on the consolidated balance sheets. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts are included in other assets on the consolidated balance sheets and amortized over the life of the service contract to operating expenses on the consolidated statements of operations.

Leases- A lease liability for new and modified leases is recorded based on the present value of future fixed lease commitments with a corresponding lease asset. For leases classified as operating leases, we recognize a single lease cost on a straight-line basis based on the combined amortization of the lease liability and the lease asset. Other leases will be accounted for as finance arrangements. For real estate leases, we are generally required to pay base rent, real estate taxes, and insurance, which are considered lease components, and maintenance, which is a non-lease component. We have elected to not separate non-lease payment components from the associated lease component for all new and modified real estate leases. We determine the discount rate for each lease by estimating the rate that we would be required to pay on a secured borrowing for an amount equal to the lease payments over the lease term. The majority of our real estate leases provide for renewal options, which are typically not included in the lease term used for measuring the lease assets and lease liabilities as it is not reasonably certain we will exercise renewal options. We monitor for events or changes in circumstances that may require a reassessment of our leases and determine if a remeasurement is required.

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

During 2022, we recorded impairment charges of $4.3 million, primarily in the Brand Portfolio segment resulting from subleases of abandoned leased spaces. During 2021, we recorded impairment charges of $1.7 million, including $1.2 million in the U.S. Retail segment for abandoned equipment we replaced and $0.5 million in the Brand Portfolio segment for the sublease of an abandoned leased space.

As a result of the material reduction in net sales and cash flows during 2020 due to the COVID-19 pandemic, we updated our impairment analyses for our U.S. Retail and Canada Retail segments at the store-level, which represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. The carrying amount of the store asset group, primarily made up of operating lease assets, leasehold improvements and fixtures, is considered impaired when the carrying value of the asset group exceeds the expected future cash flows from the asset group. Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. In addition, we evaluated other long-lived assets based on our intent to use such assets going forward. During 2020, we recorded impairment charges of $127.1 million ($104.2 million and $22.9 million for the U.S. Retail and Canada Retail segments, respectively). Also, during 2020, we recorded an impairment charge of $6.5 million for the Brand Portfolio segment customer relationship intangible asset resulting in a full impairment due to the lack of projected cash flows over the remaining useful life (categorized as Level 3 under the fair value hierarchy).

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

As a result of the material reduction in net sales and cash flows due to the temporary closure of all of our stores, the decrease in net sales from our retailer customers, and the decrease in the Company's market capitalization due to the impact of the COVID-19 pandemic on macroeconomic conditions, we performed an impairment analysis for goodwill and other indefinite-lived intangible assets during the first quarter of 2020. We calculated the fair value of the reporting units with goodwill primarily based on a discounted cash flow analysis (categorized as Level 3 under the fair value hierarchy). Our analysis concluded that the fair value of the First Cost reporting unit within the Brand Portfolio segment did not exceed its carrying value. Accordingly, during 2020, we recorded an impairment charge of $20.0 million for the First Cost reporting unit in the Brand Portfolio segment, resulting in a full impairment.

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

Redeemable noncontrolling interest- As discussed in more detail in Note 2, Acquisition, we have an exclusive call option to purchase and the noncontrolling interest holders have a put option with respect to the remaining 20.6% ownership interest in Topo upon the occurrence of certain events or after a defined period of time following the transaction close. The redemption price is based on the future performance of Topo. As a result of the redemption feature, we record the remaining interest in Topo as a redeemable noncontrolling interest in temporary equity on the consolidated balance sheets. The noncontrolling interest is adjusted each reporting period for the net income (loss) attributable to the noncontrolling interest. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any adjustments are also recorded as net income (loss) attributable to the noncontrolling interest.

The following table presents activity related to our redeemable noncontrolling interest:

(in thousands)	2022
Balance at beginning of period	$—
Acquisition fair value of redeemable noncontrolling interest	3,165
Net loss attributable to redeemable noncontrolling interest	(10)
Balance at end of period	$3,155

Foreign Currency Translation and Transactions- Our wholly-owned Canadian subsidiary has Canadian dollars as its functional currency. Assets and liabilities of this business are translated into U.S. dollars at exchange rates in effect at the balance sheet date or historical rates as appropriate. Each quarter, amounts included in the consolidated statements of operations from this business are translated at the average exchange rate for the period. The cumulative translation adjustments resulting from changes in exchange rates are included as a component of accumulated other comprehensive loss on the consolidated balance sheets. Transaction gains and losses are included in non-operating income (expenses), net, on the consolidated statements of operations.

Deferred Compensation Plans- We provide deferred compensation plans, including defined contribution plans to eligible associates and a non-qualified deferred compensation plan for certain executives and members of the Board of Directors. Participants may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During 2022, 2021 and 2020, we recognized costs associated with matching contributions of $6.2 million, $5.9 million and $5.3 million, respectively.

Variable Interest Entity- We had a joint venture with an entity affiliated with performing artist and celebrity Jennifer Lopez, which was formed in order to design, source and sell the JLO Jennifer Lopez collection, a line of footwear and handbags. Our Brand Portfolio segment was responsible for design and sourcing, and DSW was the primary retailer of the brand. Jennifer Lopez earned fixed licensing fees, which we guaranteed for the term of license. Based on certain terms within the joint venture operating agreement, we determined that we had overall control of the joint venture. As a result, we were considered the primary beneficiary, and we consolidated the joint venture within our financial statements. Assets and liabilities of the joint venture are immaterial. During 2022, we agreed to dissolve the joint venture along with related licensing and design and sourcing arrangements, which resulted in recording a termination fee of $5.2 million to operating expenses on the consolidated statements of operations.

2. ACQUISITION

On December 13, 2022, we acquired a 79.4% ownership interest in Topo for $19.1 million in cash. We have an exclusive call option to purchase the remaining 20.6% ownership interest in Topo upon the occurrence of certain events or after a period of two years following the close of the transaction. The noncontrolling interest holders also have a put option with respect to the remaining 20.6% ownership interest in Topo upon the occurrence of certain events or after a period of three years following the close of the transaction. The redemption price is defined in the operating agreement and is based primarily on a fixed multiple of Topo's trailing 12 months of adjusted earnings before interest, taxes, depreciation, amortization, and other agreed upon adjustments.

The preliminary purchase price and the allocation of the total consideration to the fair values of the assets, liabilities, and redeemable noncontrolling interest consisted of the following:

(in thousands)	Preliminary Purchase Price and Allocation as of December 13, 2022
Purchase price cash consideration	$19,062
Fair value of assets and liabilities acquired:
Accounts receivables	$3,195
Inventories	5,612
Goodwill	3,460
Intangible assets	12,500
Other assets	1,898
Accounts payable and other liabilities	(4,438)
Redeemable noncontrolling interest	(3,165)
$19,062

We recorded an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed and the redeemable noncontrolling interest based on their fair value at the acquisition date. The purchase price is subject to adjustments primarily based upon a working capital provision as provided by the purchase agreement. The allocation of the purchase price is based on certain preliminary valuations and analysis that have not been completed as of the date of this filing. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analysis within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. We expect to finalize the valuations as soon as practicable, but not later than one year from the acquisition date.

The fair value of the intangible assets relates to customer relationships and a tradename, which are amortized over a useful life of eight and 15 years, respectively, and are based on the excess earnings method under the income approach. The fair value measurements are based on significant unobservable inputs, including discounted future cash flows and customer attrition rates.

The fair value measurement of the redeemable noncontrolling interest was calculated by considering the implied fair value of Topo using the purchase price and an estimated amount to redeem the noncontrolling interest.

The goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established design and sourcing process for athletic footwear. Goodwill is expected to be deductible for income tax purposes.

The results of operations for Topo from the date of acquisition through the end of 2022, were not material and are included in the consolidated statements of operations within the Brand Portfolio segment. Pro forma results of operations reflecting the acquisition of Topo are not presented as the impact of Topo on our consolidated financial results would not have been material. We incurred $1.3 million of acquisition-related costs in connection with the acquisition of Topo, which were included in operating expenses on the consolidated statements of operations.

3. REVENUE

DISAGGREGATION OF NET SALES

Net Sales by Brand Categories- The following table presents net sales disaggregated by brand categories for each segment:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations / Other	Consolidated
2022
Owned Brands:(1)
Direct-to-consumer	$569,741	$—	$37,840	$—	$607,581
External customer wholesale and commission income	—	—	202,834	—	202,834
Intersegment wholesale and commission income	—	—	87,041	(87,041)	—
Total Owned Brands	569,741	—	327,715	(87,041)	810,415
National brands	2,221,772	—	—	—	2,221,772
Canada Retail(2)	—	283,241	—	—	283,241
Total net sales	$2,791,513	$283,241	$327,715	$(87,041)	$3,315,428
2021
Owned Brands:(1)
Direct-to-consumer	$421,398	$—	$27,876	$—	$449,274
External customer wholesale and commission income	—	—	164,192	—	164,192
Intersegment wholesale and commission income	—	—	93,956	(93,956)	—
Total Owned Brands	421,398	—	286,024	(93,956)	613,466
National brands	2,348,308	—	—	—	2,348,308
Canada Retail(2)	—	234,809	—	—	234,809
Total net sales	$2,769,706	$234,809	$286,024	$(93,956)	$3,196,583

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations / Other	Consolidated
2020
Owned Brands:(1)
Direct-to-consumer	$260,618	$—	$21,299	$—	$281,917
External customer wholesale and commission income	—	—	156,631	—	156,631
Intersegment wholesale and commission income	—	—	59,818	(59,818)	—
Total Owned Brands	260,618	—	237,748	(59,818)	438,548
National brands	1,539,705	—	—	—	1,539,705
Canada Retail(2)	—	182,659	—	—	182,659
Other(2)	—	—	10,898	62,909	73,807
Total net sales	$1,800,323	$182,659	$248,646	$3,091	$2,234,719
(1)    "Owned Brands" refers to those brands we have rights to sell through ownership or license arrangements.
(2)    We currently do not report the Canada Retail segment net sales and Other by brand categories. Other represents discontinued revenue channels.

Net Sales by Product and Service Categories- The following table presents net sales disaggregated by product and service categories for each segment:

(in thousands)	2022	2021	2020
Net sales:
U.S. Retail segment:
Women's footwear	$1,803,486	$1,772,729	$1,161,836
Men's footwear	611,426	620,631	386,338
Kids' footwear	220,665	234,806	151,121
Accessories and other	155,936	141,540	101,028
	2,791,513	2,769,706	1,800,323
Canada Retail segment:
Women's footwear	151,459	117,045	92,623
Men's footwear	75,401	60,972	45,665
Kids' footwear	44,931	48,503	37,233
Accessories and other	11,450	8,289	7,138
	283,241	234,809	182,659
Brand Portfolio segment:
Wholesale	276,887	240,491	197,940
Commission income	12,988	17,657	18,509
Direct-to-consumer	37,840	27,876	32,197
	327,715	286,024	248,646
Other	—	—	62,909
Total segment net sales	3,402,469	3,290,539	2,294,537
Elimination of intersegment sales	(87,041)	(93,956)	(59,818)
Total net sales	$3,315,428	$3,196,583	$2,234,719

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and loyalty programs:

(in thousands)	2022	2021	2020
Gift cards:
Beginning of period	$36,783	$34,442	$35,461
Gift cards redeemed and breakage recognized to net sales	(74,016)	(75,352)	(59,173)
Gift cards issued	72,354	77,693	58,154
End of period	$35,121	$36,783	$34,442
Loyalty programs:
Beginning of period	$15,736	$11,379	$16,138
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(32,923)	(30,453)	(25,049)
Deferred revenue for loyalty points issued	34,087	34,810	20,290
End of period	$16,900	$15,736	$11,379

CUSTOMER ALLOWANCES

We reduce sales by the amount of actual and remaining expected sales returns and customer allowances and discounts, and cost of sales by the amount of merchandise we expect to recover. Sales returns allowances and customer allowances and discounts are included in accrued expenses on the consolidated balance sheets. Customer allowances and discounts are provided to our wholesale customers for margin assistance, advertising support, and various other deductions. We estimate the allowances needed for margin assistance by reviewing inventory levels held by retailers, expected markdowns, gross margins realized, and other performance indicators. Sales returns and other customer deductions are estimated based on anticipated future returns using historical experience and trends. Advertising allowances are estimated based on arrangements with customers.

The following table presents the changes and total balances for customer allowances:

(in thousands)	2022	2021	2020
Sales returns allowances:
Beginning of period	$18,574	$17,333	$21,408
Net sales reduced for estimated returns	473,471	424,402	279,923
Actual returns during the period	(473,938)	(423,161)	(283,998)
End of period	$18,107	$18,574	$17,333
Customer allowances and discounts:
Beginning of period	$2,097	$4,579	$11,528
Net sales reduced for estimated allowances and discounts	9,947	8,709	14,363
Actual allowances and discounts during the period	(10,814)	(11,191)	(21,312)
End of period	$1,230	$2,097	$4,579

As of January 28, 2023 and January 29, 2022, the asset for recovery of merchandise returns was $8.8 million and $9.4 million, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors, and members of his family (the "Schottenstein Affiliates"). As of January 28, 2023, the Schottenstein Affiliates beneficially owned approximately 23% of the Company's outstanding common shares, representing approximately 58% of the combined voting power, consisting of, in the aggregate, 7.0 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. We also leased a fulfillment center from a Schottenstein Affiliate through September 2022 that was not renewed. See Note 13, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During 2022, 2021 and 2020, we had other purchases and services we incurred from the Schottenstein Affiliates of $4.3 million, $4.9 million and $4.8 million, respectively.

Due to Related Parties- Amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

EQUITY METHOD INVESTMENTS

ABG-Camuto- We have a 40% ownership interest in ABG-Camuto. We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For 2022, 2021 and 2020, we recorded royalty expense for amounts paid to ABG-Camuto of $18.3 million, $18.2 million, and $18.2 million, respectively. See Note 14, Commitments and Contingencies - Contractual Obligations, for future guaranteed minimum royalty payment requirements to ABG-Camuto. Amounts due to ABG-Camuto were immaterial for all periods presented.

Le Tigre- We have a 33.3% ownership interest in Le Tigre. During 2022, we entered into a license agreement with Le Tigre, whereby we pay royalties on our net sales of the Le Tigre brand, subject to guaranteed minimums. The license agreement provides for the exclusive right to design and source Le Tigre branded footwear. Activity with Le Tigre during 2022 was immaterial.

5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on net income (loss) attributable to Designer Brands Inc. and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options and RSUs calculated using the treasury stock method.

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share attributable to Designer Brands Inc.:

(in thousands)	2022	2021	2020
Weighted average basic shares outstanding	67,603	73,024	72,198
Dilutive effect of stock-based compensation awards	4,498	4,244	—
Weighted average diluted shares outstanding	72,101	77,268	72,198

For 2022, 2021 and 2020, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 2.9 million, 3.1 million and 5.9 million, respectively.

6. STOCK-BASED COMPENSATION

The DSW Inc. 2014 Long-Term Incentive Plan (the "Plan") provides for the issuance of stock-based compensation awards to eligible recipients. The Plan replaced the DSW Inc. 2005 Equity Incentive Plan but did not affect outstanding awards granted under that plan. Eligible recipients include associates, including executive officers, and non-employee directors. The maximum number of shares of Class A common shares underlying awards that may be issued over the term of the Plan cannot exceed 11.0 million shares. As of January 28, 2023, 6.5 million Class A common shares remain available for future stock-based compensation grants under the Plan.

Stock-based compensation expense consisted of the following:

(in thousands)	2022	2021	2020
Stock options	$101	$643	$1,467
Restricted and director stock units	28,401	23,280	18,769
	$28,502	$23,923	$20,236

Stock Options- Stock options were granted with an exercise price per share equal to the fair market value of our Class A common shares on the grant date. Stock options generally vest 20% per year on a cumulative basis and remain exercisable for a period of 10 years from the date of grant. As of January 28, 2023, there were no unvested stock options, and stock option activity for the periods presented was immaterial.

Restricted Stock Units- Grants of time-based RSUs generally cliff vest after three years, and performance-based RSUs generally cliff vest after three years based upon the achievement of pre-established goals as of the end of the first year of the term. RSUs receive dividend equivalents in the form of additional RSUs, which are subject to the same restrictions and forfeiture provisions as the original award. The grant date fair value of RSUs is based on the closing market price of the Class A common shares on the date of the grant.

The following table summarizes the RSU activity for 2022:

	Time-Based RSUs		Performance-Based RSUs
(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of period	6,058	$9.60	744	$17.39
Granted	2,453	$13.35	624	$13.79
Vested	(1,257)	$13.77	(174)	$21.94
Forfeited	(464)	$12.41	(225)	$13.55
Outstanding - end of period	6,790	$9.95	969	$14.79

The total fair value of time-based RSUs that vested during 2022, 2021 and 2020 was $17.0 million, $15.1 million and $6.5 million, respectively. As of January 28, 2023, the total compensation cost related to unvested time-based RSUs not yet recognized was $26.9 million, with a weighted average expense recognition period remaining of 1.7 years.

The total fair value of performance-based RSUs that vested during 2022, 2021 and 2020 was $3.7 million, $7.4 million and $4.0 million, respectively. As of January 28, 2023, the total compensation cost related to unvested performance-based RSUs not yet recognized was approximately $5.3 million, with a weighted average expense recognition period remaining of 1.7 years.

Director Stock Units- We issue stock units to non-employee directors. Stock units are granted to each director on the date of each annual meeting of shareholders based on the closing market price of the Class A common shares. In addition, each director that is eligible to receive compensation for board service may elect to have the cash portion of such compensation paid in the form of stock units. Director stock units vest immediately, and directors are given the option to settle their units 30 days after the grant date, at a specified date more than 30 days following the grant date, or defer receipt until completion of board service. Director stock units not yet settled, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings (loss) per share. As of January 28, 2023, we had 0.5 million director stock units not yet settled.

7. SHAREHOLDERS' EQUITY

Shares- Our Class A common shares are listed for trading under the ticker symbol "DBI" on the New York Stock Exchange. There is currently no public market for the Company's Class B common shares, but the Class B common shares can be converted into the Company's Class A common shares at the election of the holder on a share for share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval.

The following table provides additional information for our common shares:

(in thousands)	January 28, 2023		January 29, 2022
	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000
Issued shares	88,803	7,733	87,793	7,733
Outstanding shares	55,921	7,733	65,624	7,733
Treasury shares	32,882	—	22,169	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

Share Repurchases- On August 17, 2017, the Board of Directors authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. As of January 28, 2023, $187.4 million of Class A common shares remained available for repurchase under the program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

ACCUMULATED OTHER COMPREHENSIVE LOSS

For 2022 and 2021, the change in accumulated other comprehensive loss was due to foreign currency translation adjustments as shown in the consolidated statements of shareholders' equity. For 2020, changes for the balances of each component of accumulated other comprehensive loss, net of tax, were as follows:

(in thousands)	Foreign Currency Translation	Available-for-Sale Securities	Total
Balance, February 1, 2020	$(2,668)	$173	$(2,495)
Other comprehensive income (loss) before reclassifications	(618)	195	(423)
Amounts reclassified to non-operating income, net	—	(368)	(368)
Other comprehensive loss	(618)	(173)	(791)
Balance, January 30, 2021	$(3,286)	$—	$(3,286)

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	January 28, 2023	January 29, 2022
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$19,539	$27,827
Serviced by third-party provider without guaranteed payment	103	82
Serviced in-house	5,138	2,783
Income tax receivable	44,021	162,240
Other receivables	9,274	8,026
Total receivables	78,075	200,958
Allowance for doubtful accounts	(312)	(1,132)
	$77,763	$199,826

The following table presents the activity for the allowance for doubtful accounts:

(in thousands)	2022	2021	2020
Allowance for doubtful accounts - beginning of period	$(1,132)	$(1,194)	$(1,219)
Provision for bad debts	—	(40)	(1,041)
Recoveries, write-offs, and other adjustments	820	102	1,066
Allowance for doubtful accounts - end of period	$(312)	$(1,132)	$(1,194)

9. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(dollars in thousands)	Useful Life (years)	January 28, 2023	January 29, 2022
Land	Indefinite	$1,110	$1,110
Buildings	39	12,485	12,485
Building and leasehold improvements	3-20 or the lease term if shorter	434,958	447,158
Furniture, fixtures and equipment	3-15	437,606	466,405
Software	3-5	217,485	206,579
Construction-in-progress		21,368	17,239
Total property and equipment		1,125,012	1,150,976
Accumulated depreciation and amortization		(889,582)	(894,190)
Property and equipment, net		$235,430	$256,786

10. GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents the changes to goodwill by segment:

(in thousands)	January 28, 2023			January 29, 2022
	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$93,655	$—	$93,655
Canada Retail	43,114	(43,114)	—	43,086	(43,086)	—
Brand Portfolio	19,989	(19,989)	—	19,989	(19,989)	—
	156,758	(63,103)	93,655	156,730	(63,075)	93,655
Activity by segment:
Canada Retail-
Currency translation adjustment	(1,757)	1,757	—	28	(28)	—
Brand Portfolio-
Acquired Topo goodwill	3,460	—	3,460	—	—	—
	1,703	1,757	3,460	28	(28)	—
End of period by segment:
U.S. Retail	93,655	—	93,655	93,655	—	93,655
Canada Retail	41,357	(41,357)	—	43,114	(43,114)	—
Brand Portfolio	23,449	(19,989)	3,460	19,989	(19,989)	—
	$158,461	$(61,346)	$97,115	$156,758	$(63,103)	$93,655

INTANGIBLE ASSETS

Intangible assets consisted of the following:

(in thousands)	January 28, 2023			January 29, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived customer relationships	$7,852	$(1,454)	$6,398	$1,409	$(1,409)	$—
Definite-lived tradename	10,853	(292)	10,561	—	—	—
Indefinite-lived trademarks and tradenames	14,907	—	14,907	15,527	—	15,527
	$33,612	$(1,746)	$31,866	$16,936	$(1,409)	$15,527

During 2022, we acquired the rights to the shoes.com tradename for $4.9 million, which was recorded as a definite lived tradename intangible asset with a useful life of 15 years. In addition, we recognized preliminary estimates of the fair value of the definite-lived customer relationships and tradename intangible assets from the Topo acquisition, which are amortized over a useful life of eight and 15 years, respectively.

11. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	January 28, 2023	January 29, 2022
Gift cards	$35,121	$36,783
Accrued compensation and related expenses	45,019	41,603
Accrued taxes	19,419	28,327
Loyalty programs deferred revenue	16,900	15,736
Sales returns allowances	18,107	18,574
Customer allowances and discounts	1,230	2,097
Other	54,880	72,692
	$190,676	$215,812

12. DEBT

Debt consisted of the following:

(in thousands)	January 28, 2023	January 29, 2022
ABL Revolver	$281,035	$—
Term Loan	—	231,250
Total debt	281,035	231,250
Less unamortized Term Loan debt issuance costs	—	(5,714)
Long-term debt	$281,035	$225,536

ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current senior secured asset-based revolving credit facility ("ABL Revolver"), which provides a revolving line of credit of up to $550.0 million, including a Canadian sub-limit of up to $55.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $55.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $5.5 million sub-limit for swing-loan advances for Canadian borrowings. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of January 28, 2023, the ABL Revolver had a borrowing base of $529.9 million, with $281.0 million in outstanding borrowings and $5.0 million in letters of credit issued, resulting in $243.9 million available for borrowings.

Borrowings and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) the one-month Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability, with an interest rate of 6.6% as of January 28, 2023. Commitment fees are based on the unused portion of the ABL Revolver. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, commitment fees, and the amortization of debt issuance costs.

Debt Covenants- As of January 28, 2023, the ABL Revolver required us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $41.3 million or 10.0% of the maximum borrowing amount. The ABL Revolver also contains customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver contains customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations under the ABL Revolver may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of January 28, 2023, we were in compliance with all financial covenants contained in the ABL Revolver.

Termination of Term Loan- On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our senior secured term loan agreement ("Term Loan"). In connection with this settlement, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

13. LEASES

We lease our stores, our distribution center located in New Jersey, and other facilities under operating lease arrangements with unrelated parties and related parties owned by the Schottenstein Affiliates. We pay variable amounts for certain lease and non-lease components, contingent rent based on sales for certain leases where the sales are in excess of specified levels, and leases that have certain contingent triggering events that are in effect. We also lease equipment under operating leases. We receive operating sublease income from unrelated third parties for leasing portions or all of certain properties.

Operating sublease income and lease expense consisted of the following:

(in thousands)	2022	2021	2020
Operating sublease income	$10,077	$11,879	$12,219
Operating lease expense:
Lease expense to unrelated parties	$187,372	$192,146	$199,729
Lease expense to related parties	7,783	9,273	9,239
Variable lease expense to unrelated parties	71,830	73,159	63,881
Variable lease expense to related parties	1,422	1,520	1,341
	$268,407	$276,098	$274,190

Lease term and discount rate for our operating leases were as follows:

	January 28, 2023	January 29, 2022
Other operating lease information:
Weighted-average remaining lease term (years)	5.7	5.1
Weighted-average discount rate	4.2%	4.0%

As of January 28, 2023, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
2023	$209,616	$6,292	$215,908
2024	177,561	4,270	181,831
2025	141,978	3,439	145,417
2026	113,203	3,120	116,323
2027	85,068	2,856	87,924
Future fiscal years thereafter	185,598	1,708	187,306
	913,024	21,685	934,709
Less discounting impact on operating leases	(111,131)	(2,080)	(113,211)
Total operating lease liabilities	801,893	19,605	821,498
Less current operating lease liabilities	(184,519)	(5,567)	(190,086)
Non-current operating lease liabilities	$617,374	$14,038	$631,412

As of January 28, 2023, we had entered into lease commitments for one new store location and three store relocations where the leases have not yet commenced, and therefore the lease liabilities have not yet been recorded. We expect the lease commencement to begin over the next three fiscal quarters for these locations, and we will record additional operating lease liabilities of approximately $5.4 million.

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

Guarantees- We provide guarantees for lease obligations that are scheduled to expire in 2025 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of January 28, 2023, the total future payment requirements for these guarantees were approximately $8.7 million.

Contractual Obligations- As of January 28, 2023, we had entered into various noncancelable purchase and service agreements, including agreements with remaining terms in excess of one year and construction commitments for capital items to be purchased for projects that were under construction or for which a lease has been signed. In addition, we have license agreements that allow us to use brands owned by third parties, including a license agreement with our equity investments (related parties), that have guaranteed minimum royalty payments.

As of January 28, 2023, our noncancelable purchase obligations and future guaranteed minimum royalty payments were as follows:

(in thousands)	Noncancelable Purchase Obligations	Guaranteed Minimum Royalties
		Unrelated Parties	Related Parties	Total
2023	$13,831	$12,609	$18,550	$31,159
2024	5,292	14,184	20,163	34,347
2025	2,227	14,184	20,225	34,409
2026	1,471	14,184	20,325	34,509
2027	1,024	13,684	20,213	33,897
Future fiscal years thereafter	575	38,684	19,650	58,334
	$24,420	$107,529	$119,126	$226,655

15. INCOME TAXES

Income (loss) before income taxes consisted of the following:

(in thousands)	2022	2021	2020
Domestic income (loss)	$131,131	$161,409	$(559,120)
Foreign income (loss)	28,393	11,616	(49,527)
	$159,524	$173,025	$(608,647)

Income tax provision (benefit) consisted of the following:

(in thousands)	2022	2021	2020
Current:
Federal	$36,018	$16,696	$(151,931)
Foreign	449	1,774	1,451
State and local	12,120	1,061	(3,840)
Total current tax expense (benefit)	48,587	19,531	(154,320)
Deferred:
Federal	(29,025)	(555)	23,601
Foreign	(12,113)	(556)	1,504
State and local	(10,591)	124	9,287
Total deferred tax expense (benefit)	(51,729)	(987)	34,392
Income tax provision (benefit)	$(3,142)	$18,544	$(119,928)

The following presents a reconciliation of the income tax provision (benefit) based on the U.S. federal statutory tax rate to the total tax provision (benefit):

(in thousands)	2022	2021	2020
Income tax provision (benefit) at federal statutory rate	$33,502	$36,335	$(127,816)
State and local taxes, net of federal benefit (provision)	7,955	7,870	(23,678)
Change in valuation allowance	(55,654)	(29,950)	87,579
Non-deductible compensation	4,683	5,531	840
CARES Act rate differential	—	(1,697)	(57,894)
Federal interest income	(3,029)	(502)	—
Uncertain tax positions	5,940	1,275	(290)
Other	3,461	(318)	1,331
	$(3,142)	$18,544	$(119,928)

See Note 1, Description of Business and Significant Accounting Policies - Income Taxes, for discussion of the CARES Act rate differential and the change in valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

(in thousands)	January 28, 2023	January 29, 2022
Deferred tax assets:
Operating lease liabilities	$209,310	$202,683
Net operating losses	21,688	27,516
Stock-based compensation	9,503	10,334
Inventories	9,252	9,250
Accrued expenses	7,038	4,832
Loyalty programs deferred revenue	3,905	3,714
State bonus depreciation	3,655	3,253
Intangible assets	1,601	2,994
Gift cards	2,756	393
Other	2,055	2,345
	270,763	267,314
Less: valuation allowance	(14,027)	(70,762)
Total deferred tax assets, net of valuation allowance	256,736	196,552
Deferred tax liabilities:
Operating lease assets	(182,953)	(170,421)
Property and equipment	(19,068)	(26,527)
Other	(6,430)	(3,210)
Total deferred tax liabilities	(208,451)	(200,158)
Net deferred tax assets (liabilities)	$48,285	$(3,606)

Net deferred income taxes are reported on the consolidated balance sheets as follows:

(in thousands)	January 28, 2023	January 29, 2022
Deferred tax assets	$48,285	$356
Deferred tax liabilities included in other non-current liabilities	—	(3,962)
	$48,285	$(3,606)

As of January 28, 2023, the remaining valuation allowance was primarily related to state deferred tax assets. Additionally, there were $11.4 million state, $8.1 million foreign, and $2.2 million federal net operating losses, which, if not utilized, a portion of the carryovers will begin to expire in 2025, 2036, and 2038, respectively. The following table presents the changes in valuation allowance:

(in thousands)	2022	2021	2020
Valuation allowance - beginning of period	$70,762	$101,185	$9,472
Additions charged to income tax benefit	—	—	87,579
Allowances taken or written off	(55,654)	(29,950)	—
Other adjustments	(1,081)	(473)	4,134
Valuation allowance - end of period	$14,027	$70,762	$101,185

We intend to continue to invest all of the earnings of foreign subsidiaries, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and we do not expect to incur any significant additional taxes related to such amounts.

The following table presents the changes in gross unrecognized tax benefits:

(in thousands)	2022	2021	2020
Unrecognized tax benefits - beginning of period	$11,108	$10,087	$10,764
Additions for tax positions taken in the current year	5,342	1,021	603
Settlements of tax positions taken in prior years	(665)	—	(1,280)
Unrecognized tax benefits - end of period	$15,785	$11,108	$10,087

Of the total unrecognized tax benefits at January 28, 2023, January 29, 2022 and January 30, 2021, $14.0 million, $9.5 million and $8.7 million, respectively, represented the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in future periods. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any changes are not expected to have a material impact on our financial position, results of operations, or cash flows. We recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision (benefit). As of January 28, 2023, January 29, 2022 and January 30, 2021, interest and penalties were $4.7 million, $3.1 million and $2.6 million, respectively.

16. SEGMENT REPORTING

Our three reportable segments, which are also operating segments, are the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. We have determined that the Chief Operating Decision Maker ("CODM") is our Chief Executive Officer and we have identified such segments based on internal management reporting and responsibilities. The performance of each segment is based primarily on net sales and gross profit. As a result, we do not allocate operating expenses to the segments. Total assets by segment are not presented in the table below as the CODM does not evaluate, manage, or measure performance of segments using total assets.

The following table provides certain financial data by segment reconciled to the consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate / Eliminations	Consolidated
2022
Net sales:
External customer sales	$2,791,513	$283,241	$240,674	$—	$—	$3,315,428
Intersegment sales	—	—	87,041	—	(87,041)	—
Total net sales	$2,791,513	$283,241	$327,715	$—	$(87,041)	$3,315,428
Gross profit	$904,583	$99,121	$72,006	$—	$3,515	$1,079,225
Income from equity investments	$—	$—	$8,864	$—	$—	$8,864
Cash paid for property and equipment	$27,567	$3,169	$1,501	$—	$22,737	$54,974
Depreciation and amortization	$45,101	$6,629	$5,480	$—	$24,105	$81,315
2021
Net sales:
External customer sales	$2,769,706	$234,809	$192,068	$—	$—	$3,196,583
Intersegment sales	—	—	93,956	—	(93,956)	—
Total net sales	$2,769,706	$234,809	$286,024	$—	$(93,956)	$3,196,583
Gross profit	$933,555	$76,728	$66,774	$—	$(8,420)	$1,068,637
Income from equity investment	$—	$—	$8,986	$—	$—	$8,986
Cash paid for property and equipment	$15,296	$3,225	$630	$—	$13,879	$33,030
Depreciation and amortization	$40,693	$7,378	$5,262	$—	$24,590	$77,923

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Other	Corporate / Eliminations	Consolidated
2020
Net sales:
External customer sales	$1,800,323	$182,659	$188,828	$62,909	$—	$2,234,719
Intersegment sales	—	—	59,818	—	(59,818)	—
Total net sales	$1,800,323	$182,659	$248,646	$62,909	$(59,818)	$2,234,719
Gross profit	$242,786	$28,651	$36,393	$962	$2,449	$311,241
Income from equity investment	$—	$—	$9,329	$—	$—	$9,329
Cash paid for property and equipment	$9,997	$3,420	$1,194	$67	$16,436	$31,114
Depreciation and amortization	$47,083	$7,817	$5,433	$42	$27,651	$88,026

The U.S. Retail and Brand Portfolio segments and Other net sales recognized were primarily based on sales to customers in the U.S., and the Canada Retail segment net sales recognized were based on sales to customers in Canada. Net sales realized from geographic markets outside of the U.S. and Canada were collectively immaterial.

As of January 28, 2023 and January 29, 2022, long-lived assets, consisting of property and equipment and operating lease assets, included $875.7 million and $835.9 million, respectively, in the U.S. and $58.6 million and $66.1 million, respectively, in Canada, with only an immaterial amount in other countries. No single customer accounted for 10% or more of consolidated total net sales. However, the Brand Portfolio segment has four customers that make up approximately 53% of its segment net sales, excluding intersegment net sales, and the loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.

17. SUBSEQUENT EVENTS

Acquisition of Keds- On February 4, 2023, we acquired the Keds business, including the Keds brand, inventory, and inventory related accounts payable, from Wolverine World Wide, Inc. for $123.3 million. The Keds business designs, sources, and sells branded footwear and earns revenue from the wholesale of products to retailers in the U.S. and Canada, the wholesale of products to international distributors, and the sale of branded products through direct-to-consumer e-commerce sites in the U.S. and Canada. The purchase price of the acquisition was funded with available cash and borrowings on the ABL Revolver. We will account for the acquisition and include the results of the Keds business in our Brand Portfolio segment beginning with our first quarter of 2023. Given the acquisition date, we are in the process of developing our fair value assumptions for the assets and liabilities acquired.

ABL Revolver Amendment- On February 28, 2023, the ABL Revolver was amended to increase the available capacity under the revolving line of credit from $550.0 million to $600.0 million and to add a first-in last-out term loan (the "FILO Term Loan") of up to $30.0 million, which was drawn in full on the date of the amendment, subject to a borrowing base. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The maturity date of the ABL Revolver did not change and is applicable to the FILO Term Loan. The interest rate on the revolving line of credit remains unchanged, and the FILO Term Loan will accrue interest, at our option, at a rate equal to (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.25%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.25%. The ABL Revolver was also amended to change the period during which we are required to maintain a fixed charge coverage ratio of not less than 1:1 when availability is less than the greater of $47.3 million or 10% of the maximum borrowing amount.

Dividends- On March 15, 2023, the Board of Directors declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on April 14, 2023 to shareholders of record as of the close of business on March 31, 2023.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the U.S. Management assessed the effectiveness of our internal control system as of January 28, 2023. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions "INFORMATION ABOUT OUR EXECUTIVE OFFICERS," "PROPOSAL 1- ELECTION OF DIRECTORS" and "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION" in our Definitive Proxy Statement on Schedule 14A for the 2023 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION," "REPORT OF THE COMPENSATION COMMITTEE," "COMPENSATION DISCUSSION AND ANALYSIS" and the related tabular disclosure, and "FISCAL YEAR 2022 DIRECTOR COMPENSATION" in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption "REPORT OF THE COMPENSATION COMMITTEE" shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

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

(a) The following documents are filed as a part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended January 28, 2023, January 29, 2022, and January 30, 2021
•Consolidated Statements of Comprehensive Income (Loss) for the years ended January 28, 2023, January 29, 2022, and January 30, 2021
•Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022
•Consolidated Statements of Shareholders' Equity for the years ended January 28, 2023, January 29, 2022, and January 30, 2021
•Consolidated Statements of Cash Flows for the years ended January 28, 2023, January 29, 2022, and January 30, 2021
•Notes to the Consolidated Financial Statements

(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3) and (b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated February 8, 2011, among DSW Inc., DSW MS LLC, and Retail Ventures, Inc.	8-K/A	001-32545	2/25/2011	2.1
2.2	Securities Purchase Agreement, dated as of October 10, 2018, by and among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	8-K	001-32545	10/11/2018	2.1
2.2.1	Amendment to Securities Purchase Agreement, dated October 10, 2018, by and among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	10-K	001-32545	03/26/2019	2.4.1
2.2.2	Side Letter to Securities Purchase Agreement, dated January 31, 2019, by and among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	10-K	001-32545	03/26/2019	2.4.2
3.1	Amended and Restated Articles of Incorporation of Designer Brands Inc. dated March 19, 2019.	10-K	001-32545	03/26/2019	3.1
3.2	Amended and Restated Code of Regulations.	10-K	001-32545	04/13/2006	3.2
4.1	Specimen Class A Common Shares Certificate.	10-Q	001-32545	06/4/2019	4.1
4.2	Description of Designer Brands Inc.'s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-32545	5/1/2020	4.2
10.1	Corporate Services Agreement, dated June 12, 2002, between Retail Ventures and Schottenstein Stores Corporation.	10-Q	001-10767	06/18/2002	10.6
10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Retail Ventures, Schottenstein Stores Corporation and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc., Schottenstein Management Company and DSW Inc. related thereto.	8-K	001-10767	07/11/2005	10.5
10.2#	Employment Agreement, dated March 4, 2005, between Deborah L. Ferrée and DSW Inc.	S-1	333-123289	03/14/2005	10.4
10.2.1#	First Amendment to Employment Agreement, dated December 31, 2007, between Deborah L. Ferrée and DSW Inc.	10-K	001-32545	4/17/2008	10.2.1
10.2.2#	Second Amendment to Employment Agreement, dated February 12, 2016, between Deborah L. Ferrée and DSW Inc.	10-K	001-32545	3/24/2016	10.2.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.3#	DSW Inc. 2014 Long-Term Incentive Plan.	Schedule 14A	001-32545	4/30/2014	Appendix C
10.3.1#	First Amendment to DSW Inc. 2014 Long-Term Incentive Plan, dated January 31, 2018.	10-K	001-32545	3/26/2019	10.3.1
10.3.2#	Designer Brands Inc. 2014 Long-Term Incentive Plan (as Amended and Restated).	S-8	333-239853	7/14/2020	99.1
10.3.3#	Form of Restricted Stock Units Award Agreement for Employees (2020).	10-K	001-32545	5/1/2020	10.3.2
10.3.4#	Form of Stock Units for Automatic Grants to Non-employee Directors (2020).	10-K	001-32545	5/1/2020	10.3.3
10.3.5#	Form of Nonqualified Stock Option Award Agreement for Employees (2020).	10-K	001-32545	5/1/2020	10.3.4
10.3.6#	Form of Performance-Based Restricted Stock Units Award Agreement for Employees (2020).	10-K	001-32545	5/1/2020	10.3.5
10.3.7#	Form of Restricted Stock Units Award Agreement for Canada Employees (2020).	10-K	001-32545	5/1/2020	10.3.6
10.3.8#*	Form of Performance Share Agreement (2021).	-	-	-	-
10.3.9#*	Form of Director Stock Unit Agreement (2021).	-	-	-	-
10.4#*	Designer Brands Inc. Cash Incentive Plan.	-	-	-	-
10.5	Form of Indemnification Agreement between Designer Brands Inc. and its officers and directors.	10-K	001-32545	5/1/2020	10.7
10.6	Management Agreement, dated November 1, 2012, between Schottenstein Property Group, LLC and 810 AC LLC, a wholly owned subsidiary of DSW.	8-K	001-32545	11/1/2012	10.2
10.7#	Employment Agreement, dated March 27, 2009, between William L. Jordan and DSW Inc.	10-K	001-32545	4/1/2009	10.61
10.7.1#	First Amendment to Employment Agreement, dated November 9, 2015, between William L. Jordan and DSW Inc.	10-K	001-32545	3/24/2016	10.29.1
10.8#	Amended and Restated Standard Executive Severance Agreement, dated December 6, 2019, between Designer Brands Inc. and Roger Rawlins.	10-Q	001-32545	12/10/2019	10.1
10.9#	Standard Executive Severance Agreement, dated July 20, 2016, between Jared Poff and DSW Inc.	10-Q	001-32545	9/1/2016	10.1
10.10#	Standard Executive Severance Agreement, dated April 9, 2020, between Mary Turner and Designer Brands Inc.	10-K	001-32545	5/1/2020	10.21
10.11#*	Standard Executive Severance Agreement, dated January 30, 2022, between James Weinberg and Designer Brands Inc.	-	-	-	-
10.12#	Credit Agreement, dated as of March 30, 2022, among Designer Brands Inc., Designer Brands Canada Inc., certain of domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	8-K	001-32545	4/5/2022	10.1
10.13#	Amended and Restated Nonqualified Deferred Compensation Plan	10-Q	001-32545	12/1/2022	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.14#*	Transition and Consulting Agreement, dated January 4, 2023, between Roger L. Rawlins and Designer Brands Inc.	-	-	-	-
10.15#*	Amended Executive Severance Agreement, dated January 4, 2023, between David H. Howe and Designer Brands, Inc.	-	-	-	-
21.1*	List of Subsidiaries.	-	-	-	-
23.1*	Consent of Independent Registered Public Accounting Firm.	-	-	-	-
24.1*	Powers of Attorney.	-	-	-	-
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Annual Report on Form 10-K for the year ended January 28, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith
#    Management contract or compensatory plan or arrangement

(c) Additional Financial Statement Schedules

None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGNER BRANDS INC.

March 16, 2023	By:	/s/ Jared A. Poff
Jared A. Poff, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger L. Rawlins	Chief Executive Officer and Director	March 16, 2023
Roger L. Rawlins	(Principal Executive Officer)

/s/ Jared A. Poff	Executive Vice President and Chief Financial Officer	March 16, 2023
Jared A. Poff	(Principal Financial Officer)

/s/ Mark Haley	Senior Vice President and Controller	March 16, 2023
Mark Haley	(Principal Accounting Officer)

*	Executive Chairman of the Board and Director	March 16, 2023
Jay L. Schottenstein

*	Director	March 16, 2023
Peter S. Cobb

*	Director	March 16, 2023
Elaine J. Eisenman

*	Director	March 16, 2023
Tami J. Fersko

*	Director	March 16, 2023
Joanna T. Lau

*	Director	March 16, 2023
Rich Paul

*	Director	March 16, 2023
Joseph A. Schottenstein

*	Director	March 16, 2023
Harvey L. Sonnenberg

*	Director	March 16, 2023
Allan J. Tanenbaum

*	Director	March 16, 2023
Joanne Zaiac

*By:	/s/ Jared A. Poff
Jared A. Poff (Attorney-in-fact)