Form 10-Q
period 2023-04-29
Designer Brands Inc.
filed 2023-06-08
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Number of shares outstanding of each of the registrant's classes of common stock, as of June 2, 2023: 58,073,011 Class A common shares and 7,732,733 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended April 29, 2023 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

We have included certain website addresses throughout this report as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-Q.

i

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of any forward-looking statements should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under Part I, Item 1A. Risk Factors in our Annual Report Form 10-K for the fiscal year ended January 28, 2023 (the "2022 Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 16, 2023, and otherwise in our reports and filings with the SEC, there are a number of important factors that could cause actual results, performance, or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
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
•risks related to losses or disruptions associated with our distribution systems, including our distribution centers and stores, whether as a result of reliance on third-party providers or otherwise;
•our ability to manage our recent Chief Executive Officer ("CEO") transition, retain our existing management team, and continue to attract qualified new personnel;
•risks related to cyber security threats and privacy or data security breaches or the potential loss or disruption of our information technology ("IT") systems;
•risks related to the implementation of an enterprise resource planning system software solution and other IT systems;
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
•domestic and global political and social conditions, global pandemics, and the potential impact of geopolitical turmoil or conflict;
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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
(unaudited and in thousands, except per share amounts)	April 29, 2023	April 30, 2022
Net sales	$742,082	$830,543
Cost of sales	(504,343)	(554,798)
Gross profit	237,739	275,745
Operating expenses	(220,119)	(223,426)
Income from equity investments	2,331	1,945
Impairment charges	(341)	(1,072)
Operating profit	19,610	53,192
Interest expense, net	(6,597)	(2,952)
Loss on extinguishment of debt and write-off of debt issuance costs	—	(12,862)
Non-operating income (expenses), net	(334)	6
Income before income taxes	12,679	37,384
Income tax provision	(1,306)	(11,202)
Net income	11,373	26,182
Net loss attributable to redeemable noncontrolling interest	42	—
Net income attributable to Designer Brands Inc.	$11,415	$26,182
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.18	$0.36
Diluted earnings per share	$0.17	$0.34
Weighted average shares used in per share calculations:
Basic shares	64,371	72,923
Diluted shares	67,042	76,924

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(unaudited and in thousands)	April 29, 2023	April 30, 2022
Net income	$11,373	$26,182
Other comprehensive loss-
Foreign currency translation loss	(817)	(81)
Comprehensive income	10,556	26,101
Comprehensive loss attributable to redeemable noncontrolling interest	42	—
Comprehensive income attributable to Designer Brands Inc.	$10,598	$26,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	April 29, 2023	January 28, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$50,569	$58,766	$54,802
Receivables, net	100,237	77,763	222,297
Inventories	637,396	605,652	672,490
Prepaid expenses and other current assets	43,598	47,750	49,836
Total current assets	831,800	789,931	999,425
Property and equipment, net	227,692	235,430	250,123
Operating lease assets	701,670	700,373	635,334
Goodwill	134,770	97,115	93,655
Intangible assets, net	75,450	31,866	20,355
Deferred tax assets	50,111	48,285	—
Equity investments	66,151	63,820	55,118
Other assets	46,851	42,798	33,734
Total assets	$2,134,495	$2,009,618	$2,087,744
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$288,526	$255,364	$369,147
Accrued expenses	170,759	190,676	208,282
Current operating lease liabilities	183,074	190,086	179,870
Total current liabilities	642,359	636,126	757,299
Long-term debt	390,302	281,035	306,861
Non-current operating lease liabilities	635,245	631,412	579,839
Other non-current liabilities	23,342	24,989	26,952
Total liabilities	1,691,248	1,573,562	1,670,951
Commitments and contingencies
Redeemable noncontrolling interest	3,093	3,155	—
Shareholders' equity:
Common shares paid in-capital, no par value	1,018,773	1,018,872	1,006,384
Treasury shares, at cost	(662,614)	(662,614)	(537,771)
Retained earnings (deficit)	90,162	81,993	(48,122)
Accumulated other comprehensive loss	(6,167)	(5,350)	(3,698)
Total shareholders' equity	440,154	432,901	416,793
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,134,495	$2,009,618	$2,087,744

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three months ended April 29, 2023
Balance, January 28, 2023	55,921	7,733	32,882	$1,018,872	$(662,614)	$81,993	$(5,350)	$432,901
Net income attributable to Designer Brands Inc.	—	—	—	—	—	11,415	—	11,415
Stock-based compensation activity	2,057	—	—	(99)	—	—	—	(99)
Dividends ($0.05 per share)	—	—	—	—	—	(3,246)	—	(3,246)
Foreign currency translation loss	—	—	—	—	—	—	(817)	(817)
Balance, April 29, 2023	57,978	7,733	32,882	$1,018,773	$(662,614)	$90,162	$(6,167)	$440,154
Three months ended April 30, 2022
Balance, January 29, 2022	65,624	7,733	22,169	$1,005,382	$(515,065)	$(74,304)	$(3,617)	$412,396
Net income attributable to Designer Brands Inc.	—	—	—	—	—	26,182	—	26,182
Stock-based compensation activity	482	—	—	4,594	—	—	—	4,594
Repurchase of Class A common shares	(1,656)	—	1,656	—	(22,706)	—	—	(22,706)
Dividends ($0.05 per share)	—	—	—	(3,592)	—	—	—	(3,592)
Foreign currency translation loss	—	—	—	—	—	—	(81)	(81)
Balance, April 30, 2022	64,450	7,733	23,825	$1,006,384	$(537,771)	$(48,122)	$(3,698)	$416,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(unaudited and in thousands)	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net income	$11,373	$26,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,565	21,384
Stock-based compensation expense	11,654	8,594
Deferred income taxes	(1,826)	(87)
Income from equity investments	(2,331)	(1,945)
Distributions received from equity investments	—	2,405
Impairment charges	341	1,072
Loss on extinguishment of debt and write-off of debt issuance costs	—	12,862
Other	(1,774)	3,485
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	(20,985)	(21,941)
Income tax receivable	2,003	(548)
Inventories	14,168	(86,240)
Prepaid expenses and other current assets	45	4,784
Accounts payable	16,745	25,713
Accrued expenses	(19,246)	(11,406)
Operating lease assets and liabilities, net	(4,186)	(24,986)
Net cash provided by (used in) operating activities	22,546	(40,672)
Cash flows from investing activities:
Cash paid for property and equipment	(14,382)	(12,248)
Cash paid for business acquisitions	(109,553)	—
Other	—	(4,853)
Net cash used in investing activities	(123,935)	(17,101)
Cash flows from financing activities:
Borrowing on revolving credit facility	452,680	757,640
Payments on revolving credit facility	(343,263)	(450,779)
Payments for borrowings and prepayment premium under Term Loan	—	(238,196)
Cash paid for treasury shares	—	(22,706)
Dividends paid	(3,246)	—
Cash paid for taxes for stock-based compensation shares withheld	(11,753)	(4,000)
Other	(911)	(2,191)
Net cash provided by financing activities	93,507	39,768
Effect of exchange rate changes on cash balances	(315)	115
Net decrease in cash, cash equivalents, and restricted cash	(8,197)	(17,890)
Cash, cash equivalents, and restricted cash, beginning of period	58,766	74,459
Cash, cash equivalents, and restricted cash, end of period	$50,569	$56,569
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(2,887)	$62
Cash paid for interest on debt	$6,154	$4,097
Cash paid for operating lease liabilities	$52,974	$73,621
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$4,397	$7,069
Operating lease liabilities arising from lease asset additions	$4,711	$4,143
Net increase to operating lease assets and lease liabilities for modifications	$38,344	$27,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Business Operations- Designer Brands Inc. is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer U.S. stores and e-commerce site (www.dsw.com). The Canada Retail segment operates The Shoe Company and DSW banners through its direct-to-consumer Canada stores and e-commerce sites (www.theshoecompany.ca and www.dsw.ca). The Brand Portfolio segment earns revenue from the wholesale of products to retailers and international distributors, commission for serving retailers as the design and buying agent for products under private labels, and the sale of our branded products through direct-to-consumer e-commerce sites (www.vincecamuto.com, www.keds.com, www.keds.ca, and www.topoathletic.com). Our equity investments in ABG-Camuto, LLC ("ABG-Camuto") and Le Tigre 360 Global LLC ("Le Tigre") are an integral part of the Brand Portfolio segment. We have a 40% ownership interest in ABG-Camuto, a joint venture that owns the intellectual property rights of Vince Camuto and other brands. We are party to a licensing agreement with ABG-Camuto, which provides for the exclusive right to design, source, and sell footwear and handbags under the brands that ABG-Camuto owns. In July 2022, we acquired a 33.3% ownership interest in Le Tigre, which manages the Le Tigre brand. We are also party to a license agreement with Le Tigre, which provides for the exclusive right to design, source, and sell Le Tigre-branded footwear. In addition, we own the licensing rights for footwear of the Jessica Simpson brand and for footwear and handbags of the Lucky Brand.

On February 4, 2023, we completed the acquisition of the Keds business from Wolverine World Wide, Inc. This expanded the reach of our Owned Brands offerings, which refers to those brands that we have rights to sell through ownership or license arrangements, into casual and athleisure footwear in the wholesale and direct-to-consumer e-commerce channels, complementing the additions of Le Tigre and Topo Athletic LLC ("Topo") during 2022.

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial position, results of operations, and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet as of January 28, 2023 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2022 Form 10-K.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year (e.g., "2023") refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year (including 2022), but occasionally will contain an additional week resulting in a 53-week fiscal year (including 2023).

SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our 2022 Form 10-K.

Principles of Consolidation- The condensed consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including any variable interest entities. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States ("U.S.") dollars.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us. Significant estimates and assumptions are required as a part of accounting for sales returns allowances, customer allowances and discounts reserve, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, redeemable noncontrolling interest, income taxes and valuation allowances on deferred tax assets, self-insurance reserves, and acquisitions. Although we believe these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

Chief Executive Officer Transition- In January 2023, we announced our planned succession process relating to the Company's CEO role, whereby our former CEO, Roger Rawlins, stepped down from his role as CEO and as a member of the Board of Directors (the "Board") effective April 1, 2023, at which time Doug Howe, who previously served as Executive Vice President of the Company and President of DSW, assumed the CEO role and joined the Board. As previously disclosed, Mr. Rawlins commenced service as a strategic advisor to the Company and the Board effective April 1, 2023 through April 1, 2024 under the terms of a transition and consulting agreement. In conjunction with the CEO transition, we estimate CEO transition costs will total $8.1 million, consisting of $2.2 million in severance costs, $2.8 million in accelerated stock-based compensation (net of stock awards forfeited), and $3.1 million in retention stock awards to certain members of our leadership team and other related professional fees. During the fourth quarter of 2022 and the first quarter of 2023, we recognized $3.7 million and $2.2 million, respectively, in operating expenses on the consolidated statements of operations, with the remaining estimated $2.2 million to be recorded during the remainder of 2023.

Severance- During the three months ended April 29, 2023 and April 30, 2022, we incurred severance costs, excluding the severance related to the CEO transition, of $2.1 million and $0.7 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of April 29, 2023, January 28, 2023, and April 30, 2022, we had $4.7 million, $5.7 million, and $1.1 million, respectively, of severance liability, including the severance related to the CEO transition, included in accrued expenses on the condensed consolidated balance sheets.

Income Taxes- For the three months ended April 29, 2023 and April 30, 2022, our effective tax rate was 10.3% and 30.0%, respectively. The rate for the three months ended April 29, 2023 was impacted by net discrete tax benefits, including federal and state valuation allowance adjustments, partially offset by permanent non-deductible compensation. The rate for the three months ended April 30, 2022 was impacted by permanent non-deductible compensation.

Cash, Cash Equivalents, and Restricted Cash- Cash and cash equivalents represent cash, money market funds, and credit card receivables that generally settle within three days. Restricted cash represented cash that was restricted as to withdrawal or usage and consisted of a mandatory cash deposit maintained for certain insurance policies and letters of credit.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows:

(in thousands)	April 29, 2023	January 28, 2023	April 30, 2022
Cash and cash equivalents	$50,569	$58,766	$54,802
Restricted cash, included in prepaid expenses and other current assets	—	—	1,767
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$50,569	$58,766	$56,569

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

The carrying value of cash and cash equivalents, restricted cash, receivables, and accounts payables approximated their fair values due to their short-term nature. The carrying value of borrowings under our senior secured asset-based revolving credit facility ("ABL Revolver") approximated fair value based on the terms and variable interest rates.

2. ACQUISITIONS

Acquisition of Topo- On December 13, 2022, we acquired a 79.4% ownership interest in Topo for $19.3 million in cash. We have an exclusive call option to purchase the remaining 20.6% ownership interest in Topo upon the occurrence of certain events or after a period of two years following the close of the transaction. The noncontrolling interest holders also have a put option with respect to the remaining 20.6% ownership interest in Topo upon the occurrence of certain events or after a period of three years following the close of the transaction. The redemption price is defined in the operating agreement and is based primarily on a fixed multiple of Topo's trailing 12 months of adjusted earnings before interest, taxes, depreciation, amortization, and other agreed upon adjustments.

The final purchase price and the allocation of the total consideration to the fair values of the assets, liabilities, and redeemable noncontrolling interest consisted of the following:

(in thousands)	Preliminary Purchase Price and Allocation as of December 13, 2022	Measurement Period Adjustments	Final Purchase Price Allocation as of April 29, 2023
Purchase price cash consideration	$19,062	$193	$19,255
Fair value of assets and liabilities acquired:
Accounts receivables	$3,195	$(150)	$3,045
Inventories	5,612	(20)	5,592
Goodwill	3,460	868	4,328
Intangible assets	12,500	(500)	12,000
Other assets	1,898	—	1,898
Accounts payable and other liabilities	(4,438)	(5)	(4,443)
Redeemable noncontrolling interest	(3,165)	—	(3,165)
	$19,062	$193	$19,255

The fair value of the intangible assets relates to customer relationships and a tradename, which are amortized over a useful life of 10 and 15 years, respectively, and are based on the excess earnings method under the income approach. The fair value measurements are based on significant unobservable inputs, including discounted future cash flows and customer attrition rates. The fair value measurement of the redeemable noncontrolling interest was calculated by considering the implied fair value of Topo using the purchase price and an estimated amount to redeem the noncontrolling interest. The goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established design and sourcing process for athletic footwear. Goodwill is expected to be deductible for income tax purposes. During 2022, we incurred $1.3 million of acquisition-related costs in connection with the acquisition of Topo, which was included in operating expenses on the consolidated statements of operations.

Acquisition of Keds- On February 4, 2023, we acquired the Keds business, including the Keds brand, inventory, and inventory-related accounts payable, from Wolverine World Wide, Inc. ("Seller") for $124.9 million. The cash portion of the purchase price was funded with available cash and borrowings on the ABL Revolver.

The preliminary purchase price and the allocation of the total consideration to the fair values of the assets and liabilities consisted of the following:

(in thousands)	Preliminary Purchase Price and Allocation as of February 4, 2023
Purchase price:
Cash Consideration	$109,360
Due to Seller	19,040
Due from Seller for estimated contingent consideration	(3,500)
$124,900
Fair value of assets and liabilities acquired:
Inventories	$46,700
Goodwill	36,787
Intangible assets	44,800
Accounts payable	(3,387)
$124,900

We recorded an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The purchase price is subject to adjustments primarily based upon contingent considerations as provided by the purchase agreement, which are based on recognized sales and incurred marketing costs for certain identified aged inventories and may result in the Seller paying us up to $15.0 million by March 2024. We recorded an estimated amount due from Seller at fair value based on our estimated probability of the conditions being met requiring payment. The allocation of the purchase price is based on certain preliminary valuations and analysis that have not been completed as of the date of this filing. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analysis within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. We expect to finalize the valuations as soon as practicable, but not later than one year from the acquisition date.

The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The fair value of the intangible assets relates to $40.1 million of an indefinite lived tradename and $4.7 million of customer relationships, which is amortized over a useful life of 10 years, and are based on the excess earnings method under the income approach. The fair value measurements are based on significant unobservable inputs, including discounted future cash flows and customer attrition rates. The goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established design and sourcing process for casual footwear, including kids' footwear, with international distribution. We determined that goodwill should be allocated to reporting units within the U.S. Retail and Brand Portfolio segments based on each reporting unit’s estimated benefit from the expected synergies from the Keds business acquisition. We recorded a preliminary allocation of goodwill of $25.5 million to the U.S. Retail segment based primarily on a discounted cash flow of the sourcing benefit. The remaining $11.3 million of goodwill was allocated to the Brand Portfolio segment. Goodwill is expected to be deductible for income tax purposes. We incurred $2.9 million of acquisition-related costs in connection with the acquisition of the Keds business, which was included in operating expenses on the condensed consolidated statements of operations.

Combined Results of Acquired Entities- The results of operations for Topo and the Keds business for the three months ended April 29, 2023 were not material and are included in the condensed consolidated statements of operations within the Brand Portfolio segment. Supplemental pro forma results of operations reflecting the acquisitions are not presented as the impact on our consolidated financial results would not have been material.

3. REVENUE

DISAGGREGATION OF NET SALES

Net Sales by Brand Categories- The following table presents net sales disaggregated by brand categories for each segment:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended April 29, 2023
Owned Brands:(1)
Direct-to-consumer	$123,209	$—	$10,624	$—	$133,833
External customer wholesale, commission income, and other	—	—	64,617	—	64,617
Intersegment wholesale and commission income	—	—	17,742	(17,742)	—
Total Owned Brands	123,209	—	92,983	(17,742)	198,450
National brands	489,677	—	—	—	489,677
Canada Retail(2)	—	53,955	—	—	53,955
Total net sales	$612,886	$53,955	$92,983	$(17,742)	$742,082
Three months ended April 30, 2022
Owned Brands:(1)
Direct-to-consumer	$139,155	$—	$6,527	$—	$145,682
External customer wholesale, commission income, and other	—	—	64,956	—	64,956
Intersegment wholesale and commission income	—	—	25,973	(25,973)	—
Total Owned Brands	139,155	—	97,456	(25,973)	210,638
National brands	563,590	—	—	—	563,590
Canada Retail(2)	—	56,315	—	—	56,315
Total net sales	$702,745	$56,315	$97,456	$(25,973)	$830,543
(1)    "Owned Brands" refers to those brands we have rights to sell through ownership or license arrangements. Beginning in the first quarter of 2023, sales of the Keds brand are included in Owned Brands as a result of our acquisition of the Keds business. Sales of the Keds brand in periods prior to the first quarter of 2023 are not restated as this brand was considered a national brand during those periods.
(2)    We currently do not report the Canada Retail segment net sales by brand categories.

Net Sales by Product and Service Categories- The following table presents net sales disaggregated by product and service categories for each segment:

	Three months ended
(in thousands)	April 29, 2023	April 30, 2022
Net sales:
U.S. Retail segment:
Women's footwear	$403,181	$469,131
Men's footwear	124,554	145,807
Kids' footwear	44,294	52,918
Accessories and other	40,857	34,889
	612,886	702,745
Canada Retail segment:
Women's footwear	30,514	30,004
Men's footwear	13,866	14,428
Kids' footwear	7,544	9,817
Accessories and other	2,031	2,066
	53,955	56,315
Brand Portfolio segment:
Wholesale	80,784	87,775
Commission income and other	1,575	3,154
Direct-to-consumer	10,624	6,527
	92,983	97,456
Total segment net sales	759,824	856,516
Elimination of intersegment sales	(17,742)	(25,973)
Total net sales	$742,082	$830,543

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and loyalty programs:

	Three months ended
(in thousands)	April 29, 2023	April 30, 2022
Gift cards:
Beginning of period	$35,121	$36,783
Gift cards redeemed and breakage recognized to net sales	(16,449)	(18,260)
Gift cards issued	12,261	14,321
End of period	$30,933	$32,844
Loyalty programs:
Beginning of period	$16,900	$15,736
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(7,592)	(7,881)
Deferred revenue for loyalty points issued	7,324	8,388
End of period	$16,632	$16,243

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board, and members of his family (collectively the "Schottenstein Affiliates"). As of April 29, 2023, the Schottenstein Affiliates beneficially owned 22% of the Company's outstanding common shares, representing 57% of the combined voting power of the Company, consisting of 6.8 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. We also leased a fulfillment center from a Schottenstein Affiliate through September 2022 that was not renewed. During the three months ended April 29, 2023 and April 30, 2022, we recorded rent expense from leases with Schottenstein Affiliates of $1.9 million and $2.5 million, respectively. As of April 29, 2023, January 28, 2023, and April 30, 2022, we had related party current operating lease liabilities of $5.2 million, $5.6 million, and $5.7 million, respectively, and non-current operating lease liabilities of $13.0 million, $14.0 million, and $10.6 million, respectively.

Other Purchases and Services- For the three months ended April 29, 2023 and April 30, 2022, we had other purchases and services we incurred from the Schottenstein Affiliates of $0.6 million and $1.1 million, respectively.

Due to Related Parties- Amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

EQUITY METHOD INVESTMENTS

ABG-Camuto- We have a 40% ownership interest in ABG-Camuto. We are party to a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For the three months ended April 29, 2023 and April 30, 2022, we recorded royalty expense for amounts paid to ABG-Camuto of $4.5 million and $4.6 million, respectively.

Le Tigre- In July 2022, we acquired a 33.3% ownership interest in Le Tigre. We are also party to a license agreement with Le Tigre whereby we pay royalties on our net sales of the Le Tigre brand, subject to guaranteed minimums. Activity with Le Tigre during the three months ended April 29, 2023 was immaterial.

5. EARNINGS PER SHARE

Basic earnings per share is based on net income attributable to Designer Brands Inc. and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock options and restricted stock units ("RSUs") calculated using the treasury stock method.

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings per share attributable to Designer Brands Inc.:

	Three Months Ended
(in thousands)	April 29, 2023	April 30, 2022
Weighted average basic shares outstanding	64,371	72,923
Dilutive effect of stock-based compensation awards	2,671	4,001
Weighted average diluted shares outstanding	67,042	76,924

For the three months ended April 29, 2023 and April 30, 2022, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 4.5 million and 3.0 million, respectively.

6. STOCK-BASED COMPENSATION

Stock-based compensation expense, included in operating expenses in the condensed consolidated statements of operations, consisted of the following:

	Three Months Ended
(in thousands)	April 29, 2023	April 30, 2022
Stock options	$—	$101
Restricted and director stock units	11,654	8,493
	$11,654	$8,594

The following table summarizes the stock-based compensation award share activity for RSUs for the three months ended April 29, 2023:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	6,790	969
Granted	2,189	801
Vested	(3,179)	(249)
Forfeited	(147)	(79)
Outstanding - end of period	5,653	1,442

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

The following table provides additional information for our common shares:

(in thousands)	April 29, 2023		January 28, 2023		April 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	90,860	7,733	88,803	7,733	88,275	7,733
Outstanding shares	57,978	7,733	55,921	7,733	64,450	7,733
Treasury shares	32,882	—	32,882	—	23,825	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

Share Repurchases- On August 17, 2017, the Board authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. As of April 29, 2023, $187.4 million of Class A common shares remained available for repurchase under the program. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under this share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	April 29, 2023	January 28, 2023	April 30, 2022
Customer accounts receivables:
Serviced by third-party provider with guaranteed payment	$35,132	$19,539	$50,591
Serviced by third-party provider without guaranteed payment	250	103	232
Serviced in-house	12,535	5,138	3,246
Income tax receivable	42,018	44,021	162,788
Other receivables	10,763	9,274	6,573
Total receivables	100,698	78,075	223,430
Allowance for doubtful accounts	(461)	(312)	(1,133)
	$100,237	$77,763	$222,297

9. GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents the changes to goodwill by segment:

	Three months ended
(in thousands)	April 29, 2023			April 30, 2022
	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$93,655	$—	$93,655
Canada Retail	41,357	(41,357)	—	43,114	(43,114)	—
Brand Portfolio	23,449	(19,989)	3,460	19,989	(19,989)	—
	158,461	(61,346)	97,115	156,758	(63,103)	93,655
Activity by Segment:
U.S. Retail-
Acquired Keds goodwill	25,518	—	25,518	—	—	—
Canada Retail-
Currency translation adjustment	(805)	805	—	(72)	72	—
Brand Portfolio:
Purchase price and allocation adjustments	868	—	868	—	—	—
Acquired Keds goodwill	11,269	—	11,269	—	—	—
	36,850	805	37,655	(72)	72	—
End of period by segment:
U.S. Retail	119,173	—	119,173	93,655	—	93,655
Canada Retail	40,552	(40,552)	—	43,042	(43,042)	—
Brand Portfolio	35,586	(19,989)	15,597	19,989	(19,989)	—
	$195,311	$(60,541)	$134,770	$156,686	$(63,031)	$93,655

INTANGIBLE ASSETS

Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
April 29, 2023
Definite-lived customer relationships	$12,426	$(3,178)	$9,248
Definite-lived tradename	11,953	(501)	11,452
Indefinite-lived trademarks and tradenames	54,750	—	54,750
	$79,129	$(3,679)	$75,450
January 28, 2023
Definite-lived customer relationships	$7,852	$(1,454)	$6,398
Definite-lived tradename	10,853	(292)	10,561
Indefinite-lived trademarks and tradenames	14,907	—	14,907
	$33,612	$(1,746)	$31,866
April 30, 2022
Definite-lived customer relationships	$1,407	$(1,407)	$—
Definite-lived tradename	4,853	—	4,853
Indefinite-lived trademarks and tradenames	15,502	—	15,502
	$21,762	$(1,407)	$20,355

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	April 29, 2023	January 28, 2023	April 30, 2022
Gift cards	$30,933	$35,121	$32,844
Accrued compensation and related expenses	19,645	45,019	26,693
Accrued taxes	23,122	19,419	32,526
Loyalty programs deferred revenue	16,632	16,900	16,243
Sales returns allowances	21,034	18,107	20,855
Customer allowances and discounts	1,185	1,230	2,175
Other	58,208	54,880	76,946
	$170,759	$190,676	$208,282

11. DEBT

ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") of up to $30.0 million, which was drawn in full on the date of the amendment. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of April 29, 2023, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $565.8 million, with $360.5 million in outstanding borrowings and $5.0 million in letters of credit issued, resulting in $200.3 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) the one-month Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month, or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.25%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.25%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 6.8% as of April 29, 2023, commitment fees, and the amortization of debt issuance costs.

Debt Covenants- As of April 29, 2023, the ABL Revolver required us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. The ABL Revolver also contains customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver contains customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations under the ABL Revolver may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of April 29, 2023, we were in compliance with all financial covenants contained in the ABL Revolver.

Termination of Term Loan- On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our senior secured term loan agreement ("Term Loan"). In connection with this settlement, during the three months ended April 30, 2022 we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

12. COMMITMENTS AND CONTINGENCIES

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

Guarantees- We provide guarantees for lease obligations that are scheduled to expire in 2025 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of April 29, 2023, the total future payment requirements for these guarantees were approximately $7.4 million.

13. SEGMENT REPORTING

The following table provides certain financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended April 29, 2023
Net sales:
External customer sales	$612,886	$53,955	$75,241	$—	$742,082
Intersegment sales	—	—	17,742	(17,742)	—
Total net sales	$612,886	$53,955	$92,983	$(17,742)	$742,082
Gross profit	$196,814	$17,174	$22,085	$1,666	$237,739
Income from equity investments	$—	$—	$2,331	$—	$2,331
Three months ended April 30, 2022
Net sales:
External customer sales	$702,745	$56,315	$71,483	$—	$830,543
Intersegment sales	—	—	25,973	(25,973)	—
Total net sales	$702,745	$56,315	$97,456	$(25,973)	$830,543
Gross profit	$233,067	$18,873	$23,842	$(37)	$275,745
Income from equity investment	$—	$—	$1,945	$—	$1,945

14. SUBSEQUENT EVENT

Tender Offer and New Term Loan- On June 8, 2023, we announced that our Board has authorized the repurchase of up to $100.0 million of the Company's Class A common shares through a modified "Dutch Auction" tender offer ("Tender Offer"), at an anticipated cash purchase price of not less than $7.00 per share and not more than $8.00 per share, less any applicable withholding taxes and without interest. We intend to enter into a $135.0 million term loan agreement to be used principally to fund the Tender Offer, together with fees and expenses, with the remaining availability to be used for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For the first quarter of 2023, net sales decreased 10.7% and total comparable sales decreased 10.4% over the same period last year. Net sales during the first quarter of 2023 from our Owned Brands decreased 5.8% over the same period last year, with Owned Brands representing 26.7% of consolidated net sales, up from 25.4% for the same period last year. The increase in penetration from our Owned Brands demonstrates progress toward our long-term goal of net sales from our Owned Brands representing one-third of total sales by 2026. Gross profit as a percentage of sales for the first quarter of 2023 was 120 basis points lower when compared to the same period last year, primarily due to the deleverage effect of lower sales on fixed occupancy costs in the U.S. Retail segment as well as being more promotional.

At the beginning of 2023, we completed the acquisition of the Keds business from Wolverine World Wide, Inc. This expands our Owned Brands' reach into casual and athleisure footwear in the wholesale and direct-to-consumer e-commerce channels, complementing the additions of Le Tigre and Topo during 2022.

EFFECTS OF GLOBAL ECONOMIC CONDITIONS

A downturn in global economic conditions, most notably the growing concerns of a potential recession, rising interest rates, ongoing inflationary pressures, changes in employment levels, and significant foreign currency volatility, has adversely impacted discretionary consumer income levels and spending for our customers. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. Moreover, we are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business.

During the second half of 2022 and continuing into the first quarter of 2023, our net sales and gross profit declined as we became more promotional under a more competitive landscape. Competitive pricing pressure has been exacerbated by a more promotional retail environment, as the industry experienced a shift from tighter inventory positions to excess inventory and as macroeconomic conditions continue to impact discretionary consumer spending. These factors ultimately could require us to enact mitigating operating efficiency measures that could have a material adverse effect on business, operations, and results of operations.

FINANCIAL SUMMARY AND OTHER KEY METRICS

For the three months ended April 29, 2023:
•Net sales decreased to $742.1 million from $830.5 million for the three months ended April 30, 2022.
•Gross profit as a percentage of net sales was 32.0% compared to 33.2% for the same period last year.
•Net income attributable to Designer Brands Inc. was $11.4 million, or $0.17 per diluted share, which included net after-tax charges of $2.8 million, or $0.04 per diluted share, primarily related to CEO transition, restructuring, integration, and acquisition costs, partially offset by the valuation allowance change on deferred tax assets. Net income for the three months ended April 30, 2022 was $26.2 million, or $0.34 per diluted share, which included net after-tax charges of $10.5 million, or $0.14 per diluted share, primarily related to the loss on extinguishment of debt and write-off of debt issuance costs.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	Three months ended
	April 29, 2023	April 30, 2022
Change in comparable sales:
U.S. Retail segment	(11.6)%	13.6%
Canada Retail segment	2.9%	41.4%
Brand Portfolio segment - direct-to-consumer channel	8.3%	19.7%
Total	(10.4)%	15.3%

We consider the percent change in comparable sales from the same previous year period, a primary metric commonly used throughout the retail industry, to be an important measurement for management and investors of the performance of our direct-to-consumer businesses. We include in our comparable sales metric sales from stores in operation for at least 14 months at the beginning of the applicable year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include the e-commerce sales of the U.S. Retail and Canada Retail segments. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales for the Brand Portfolio segment include the direct-to-consumer e-commerce site www.vincecamuto.com. The e-commerce sales for Topo and the Keds business will be added to the comparable base beginning with the first quarter of 2024. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores- As of April 29, 2023 and April 30, 2022, we had the following number of stores:

	April 29, 2023	April 30, 2022
U.S. Retail segment - DSW stores	499	510
Canada Retail segment:
The Shoe Company stores	114	115
DSW stores	25	25
	139	140
Total number of stores	638	650

RESULTS OF OPERATIONS

FIRST QUARTER OF 2023 COMPARED WITH FIRST QUARTER OF 2022

(amounts in thousands, except per share amounts)	Three months ended
	April 29, 2023		April 30, 2022		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$742,082	100.0%	$830,543	100.0%	$(88,461)	(10.7)%
Cost of sales	(504,343)	(68.0)	(554,798)	(66.8)	50,455	(9.1)%
Gross profit	237,739	32.0	275,745	33.2	(38,006)	(13.8)%
Operating expenses	(220,119)	(29.6)	(223,426)	(26.9)	3,307	(1.5)%
Income from equity investments	2,331	0.2	1,945	0.2	386	19.8%
Impairment charges	(341)	—	(1,072)	(0.1)	731	(68.2)%
Operating profit	19,610	2.6	53,192	6.4	(33,582)	(63.1)%
Interest expense, net	(6,597)	(0.9)	(2,952)	(0.4)	(3,645)	123.5%
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	(12,862)	(1.5)	12,862	NM
Non-operating income (expenses), net	(334)	—	6	—	(340)	NM
Income before income taxes	12,679	1.7	37,384	4.5	(24,705)	(66.1)%
Income tax provision	(1,306)	(0.2)	(11,202)	(1.3)	9,896	(88.3)%
Net income	11,373	1.5	26,182	3.2	(14,809)	(56.6)%
Net loss attributable to redeemable noncontrolling interest	42	—	—	—	42	NM
Net income attributable to Designer Brands Inc.	$11,415	1.5%	$26,182	3.2%	$(14,767)	(56.4)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.18		$0.36		$(0.18)	(50.0)%
Diluted earnings per share	$0.17		$0.34		$(0.17)	(50.0)%
Weighted average shares used in per share calculations:
Basic shares	64,371		72,923		(8,552)	(11.7)%
Diluted shares	67,042		76,924		(9,882)	(12.8)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Three months ended
(dollars in thousands)	April 29, 2023		April 30, 2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$612,886	80.7%	$702,745	82.0%	$(89,859)	(12.8)%	(11.6)%
Canada Retail	53,955	7.1%	56,315	6.6%	(2,360)	(4.2)%	2.9%
Brand Portfolio	92,983	12.2%	97,456	11.4%	(4,473)	(4.6)%	8.3%
Total segment net sales	759,824	100.0%	856,516	100.0%	(96,692)	(11.3)%	(10.4)%
Elimination of intersegment net sales	(17,742)		(25,973)		8,231	(31.7)%
Consolidated net sales	$742,082		$830,543		$(88,461)	(10.7)%

The decrease in net sales for the U.S. Retail segment was driven by the decrease in comparable sales, which was impacted by a decrease in the number of comparable transactions with lower traffic and a decrease in the average sales amounts per transaction as we were more promotional than we were during the same period last year. Net sales also decreased due to the impact of store closures since the end of the first quarter of 2022. The decrease in net sales for the Canada Retail segment was due to the unfavorable impact from foreign currency translation, partially offset by the increase in comparable sales. Net sales for the Brand Portfolio segment decreased primarily due to lower wholesale sales as retailer customers pulled back on orders, partially offset by net sales added from acquired businesses.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	April 29, 2023		April 30, 2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$196,814	32.1%	$233,067	33.2%	$(36,253)	(15.6)%	(110)
Canada Retail	17,174	31.8%	18,873	33.5%	(1,699)	(9.0)%	(170)
Brand Portfolio	22,085	23.8%	23,842	24.5%	(1,757)	(7.4)%	(70)
Total segment gross profit	236,073	31.1%	275,782	32.2%	(39,709)	(14.4)%	(110)
Net recognition (elimination) of intersegment gross profit	1,666		(37)		1,703
Consolidated gross profit	$237,739	32.0%	$275,745	33.2%	$(38,006)	(13.8)%	(120)

The decrease in consolidated gross profit was primarily driven by decreased net sales for all segments during the three months ended April 29, 2023 over the same period last year, partially offset by lower distribution costs in the U.S. Retail segment as we realized the benefit of moving our digital fulfillment activities from our Ohio location to our New Jersey location. Gross profit as a percentage of net sales decreased 120 basis points when compared to the same period last year, primarily due to the deleverage effect of lower sales on fixed occupancy costs in the U.S. Retail segment as well as being more promotional.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	April 29, 2023	April 30, 2022
Recognition (elimination) of intersegment activity:
Net sales recognized by Brand Portfolio segment	$(17,742)	$(25,973)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	13,211	18,169
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	6,197	7,767
	$1,666	$(37)

OPERATING EXPENSES

For the three months ended April 29, 2023, operating expenses decreased by $3.3 million as compared to the same period last year, primarily driven by a decrease in store payroll in line with lower net sales, partially offset by an increase in CEO transition, restructuring, integration, and acquisition costs as well as the additional operating expenses from the acquired businesses. Operating expenses, as a percentage of net sales, increased 270 basis points over the same period last year, due to the lower net sales as we deleveraged our fixed costs.

LOSS ON EXTINGUISHMENT OF DEBT AND WRITE-OFF OF DEBT ISSUANCE COSTS

In connection with the settlement of our Term Loan on February 8, 2022, during the three months ended April 30, 2022 we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs. As a result of the replacement of our revolving credit facility during the three months ended April 30, 2022, we also wrote off $0.2 million of debt issuance costs.

INCOME TAXES

For the three months ended April 29, 2023 and April 30, 2022, our effective tax rate was 10.3% and 30.0%, respectively. The rate for three months ended April 29, 2023 was the result of net discrete tax benefits, including federal and state valuation allowance adjustments, partially offset by permanent non-deductible compensation. The rate for the three months ended April 30, 2022 was impacted by permanent non-deductible compensation.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, and capital expenditures. Our working capital and inventory levels fluctuate seasonally.

On February 4, 2023, we completed the acquisition of the Keds business for $109.4 million in cash, funded with available cash and borrowings on the ABL Revolver. The remaining estimated net amount due to the Seller of $15.5 million is expected to be paid by the end of 2023. On February 28, 2023, the ABL Revolver was amended to increase the available capacity under the revolving line of credit from $550.0 million to $600.0 million and to add a FILO Term Loan of up to $30.0 million, which was drawn in full on the date of the amendment, subject to a borrowing base. On June 8, 2023, we announced that our Board has authorized the repurchase of up to $100.0 million of the Company's Class A common shares through a Tender Offer, at an anticipated cash purchase price of not less than $7.00 per share and not more than $8.00 per share, less any applicable withholding for taxes and without interest. We intend to enter into a $135.0 million term loan agreement to be used principally to fund the Tender Offer, together with fees and expenses, with the remaining availability to be used for general corporate purposes.

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

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Three months ended
(in thousands)	April 29, 2023	April 30, 2022	Change
Net cash provided by (used in) operating activities	$22,546	$(40,672)	$63,218
Net cash used in investing activities	(123,935)	(17,101)	(106,834)
Net cash provided by financing activities	93,507	39,768	53,739
Effect of exchange rate changes on cash balances	(315)	115	(430)
Net decrease in cash, cash equivalents and restricted cash	$(8,197)	$(17,890)	$9,693

OPERATING CASH FLOWS

The change in net cash provided by (used in) operations was largely driven by lower spend on working capital due to the decreased investment in inventory with the slowdown in sales as discussed above and a reduction in spend on operating leases due to the timing of payments between the comparable quarters. This was partially offset by the decrease in net income recognized in the three months ended April 29, 2023 over the same period last year, after adjusting for non-cash activity including the loss from extinguishment of debt and write-off of debt issuance costs.

INVESTING CASH FLOWS

For the three months ended April 29, 2023, net cash used in investing activities was primarily due to the acquisition of the Keds business of $109.4 million and capital expenditures of $14.4 million relating to infrastructure and IT projects and store relocations and improvements. For the three months ended April 30, 2022, net cash used in investing activities was primarily due to capital expenditures of $12.2 million relating to infrastructure and IT projects and store improvements.

FINANCING CASH FLOWS

For the three months ended April 29, 2023, net cash provided by financing activities was primarily due to net receipts of $109.4 million from our ABL Revolver, which was used primarily to fund the Keds business acquisition, partially offset by payments of $11.8 million for taxes for stock-based compensation shares withheld. For the three months ended April 30, 2022, net cash provided by financing activities was primarily due to net receipts of $306.9 million from our revolving credit facility, partially offset by payments of $238.2 million for the settlement of the Term Loan and the repurchase of 1.7 million class A common shares at an aggregate cost of $22.7 million.

DEBT

ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a FILO Term Loan of up to $30.0 million, which was drawn in full on the date of the amendment. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of April 29, 2023, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $565.8 million, with $360.5 million in outstanding borrowings and $5.0 million in letters of credit issued, resulting in $200.3 million available for borrowings.

As of April 29, 2023, the ABL Revolver required us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. The ABL Revolver also contains customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of April 29, 2023, we were in compliance with all financial covenants contained in the ABL Revolver.

Termination of Term Loan- On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our Term Loan. In connection with this settlement, during the three months ended April 30, 2022 we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

Refer to Note 11, Debt, of the Condensed Consolidated Financial Statements of this Form 10-Q for further information about our debt arrangements.

CAPITAL EXPENDITURE PLANS

We expect to spend approximately $50.0 million to $70.0 million for capital expenditures in 2023, $14.4 million of which was spent during the three months ended April 29, 2023. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that are expected to have a material impact to our consolidated financial statements when adopted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and valuation techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies and estimates disclosed in our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our 2022 Form 10-K.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 12, Commitments and Contingencies - Legal Proceedings, of the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors as set forth in Part I, Item 1A., Risk Factors, in our 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. As of April 29, 2023, $187.4 million of Class A common shares remained available for repurchase under the program. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under this share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 29, 2023 to February 25, 2023	—	$—	—	$187,386
February 26, 2023 to April 1, 2023 (1)	1,011	$8.55	—	$187,386
April 2, 2023 to April 29, 2023 (1)	252	$8.74	—	$187,386
	1,263	$8.59	—
(1)    The total number of shares repurchased represents shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.

On June 8, 2023, we intend to commence a Tender Offer to purchase up to $100.0 million in value of the Company's Class A common shares under our share repurchase program at an anticipated cash purchase price of not less than $7.00 per share and not more than $8.00 per share, less any applicable withholding taxes and without interest. The Tender Offer will expire on July 7, 2023, unless extended or terminated by the Company.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis.

RESTRICTIONS

The ABL Revolver contains customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.1*	Amended Executive Severance Agreement, dated January 4, 2023, between Douglas M. Howe and Designer Brands, Inc.	-	-	-	-
10.2	First Amendment dated February 28, 2023 to Credit Agreement dated as of March 30, 2022 among Designer Brands Inc., Designer Brands Canada Inc., certain of domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	8-K	001-32545	3/3/2023	10.1
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	June 8, 2023	By:	/s/ Jared A. Poff
Jared A. Poff
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)