Form 10-Q
period 2023-07-29
Designer Brands Inc.
filed 2023-09-07
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Number of shares outstanding of each of the registrant's classes of common stock, as of September 5, 2023: 50,399,788 Class A common shares and 7,732,733 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended July 29, 2023 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

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
•uncertain general economic conditions, including recession concerns, inflationary pressures and rising interest rates, and the related impacts to consumer discretionary spending;
•supply chain challenges;
•risks related to adverse public health developments;
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
•our ability to retain our existing management team, and continue to attract qualified new personnel;
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
•domestic and global political and social conditions;
•geopolitical tensions;
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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
(unaudited and in thousands, except per share amounts)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$792,217	$859,319	$1,534,299	$1,689,862
Cost of sales	(518,830)	(563,649)	(1,023,173)	(1,118,447)
Gross profit	273,387	295,670	511,126	571,415
Operating expenses	(214,530)	(228,690)	(434,649)	(452,116)
Income from equity investments	2,138	2,435	4,469	4,380
Impairment charges	(308)	(1,816)	(649)	(2,888)
Operating profit	60,687	67,599	80,297	120,791
Interest expense, net	(6,932)	(2,752)	(13,529)	(5,704)
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	—	(12,862)
Non-operating income, net	579	37	245	43
Income before income taxes	54,334	64,884	67,013	102,268
Income tax provision	(17,079)	(18,671)	(18,385)	(29,873)
Net income	37,255	46,213	48,628	72,395
Net income attributable to redeemable noncontrolling interest	(51)	—	(9)	—
Net income attributable to Designer Brands Inc.	$37,204	$46,213	$48,619	$72,395
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.57	$0.66	$0.75	$1.02
Diluted earnings per share	$0.56	$0.62	$0.73	$0.96
Weighted average shares used in per share calculations:
Basic shares	65,576	69,604	64,973	71,263
Diluted shares	66,997	73,942	66,863	75,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(unaudited and in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$37,255	$46,213	$48,628	$72,395
Other comprehensive income (loss)-
Foreign currency translation gain (loss)	1,277	(63)	460	(144)
Comprehensive income	38,532	46,150	49,088	72,251
Comprehensive income attributable to redeemable noncontrolling interest	(51)	—	(9)	—
Comprehensive income attributable to Designer Brands Inc.	$38,481	$46,150	$49,079	$72,251

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	July 29, 2023	January 28, 2023	July 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$46,187	$58,766	$50,799
Receivables, net	97,364	77,763	204,880
Inventories	606,841	605,652	694,010
Prepaid expenses and other current assets	50,308	47,750	51,558
Total current assets	800,700	789,931	1,001,247
Property and equipment, net	226,634	235,430	242,147
Operating lease assets	751,637	700,373	646,062
Goodwill	135,259	97,115	93,655
Intangible assets, net	72,640	31,866	20,237
Deferred tax assets	48,100	48,285	—
Equity investments	62,938	63,820	61,957
Other assets	49,430	42,798	37,134
Total assets	$2,147,338	$2,009,618	$2,102,439
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$294,724	$255,364	$337,543
Accrued expenses	172,130	190,676	210,469
Current maturities of long-term debt	2,500	—	—
Current operating lease liabilities	181,484	190,086	192,130
Total current liabilities	650,838	636,126	740,142
Long-term debt	328,506	281,035	387,441
Non-current operating lease liabilities	682,248	631,412	588,064
Other non-current liabilities	22,784	24,989	25,844
Total liabilities	1,684,376	1,573,562	1,741,491
Commitments and contingencies
Redeemable noncontrolling interest	3,144	3,155	—
Shareholders' equity:
Common shares paid in-capital, no par value	1,025,662	1,018,872	1,010,181
Treasury shares, at cost	(685,048)	(662,614)	(643,563)
Retained earnings (deficit)	124,094	81,993	(1,909)
Accumulated other comprehensive loss	(4,890)	(5,350)	(3,761)
Total shareholders' equity	459,818	432,901	360,948
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,147,338	$2,009,618	$2,102,439

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three months ended July 29, 2023
Balance, April 29, 2023	57,978	7,733	32,882	$1,018,773	$(662,614)	$90,162	$(6,167)	$440,154
Net income attributable to Designer Brands Inc.	—	—	—	—	—	37,204	—	37,204
Stock-based compensation activity	278	—	—	6,889	—	—	—	6,889
Repurchase of Class A common shares	(2,113)	—	2,113	—	(22,434)	—	—	(22,434)
Dividends ($0.05 per share)	—	—	—	—	—	(3,272)	—	(3,272)
Foreign currency translation gain	—	—	—	—	—	—	1,277	1,277
Balance, July 29, 2023	56,143	7,733	34,995	$1,025,662	$(685,048)	$124,094	$(4,890)	$459,818
Three months ended July 30, 2022
Balance, April 30, 2022	64,450	7,733	23,825	$1,006,384	$(537,771)	$(48,122)	$(3,698)	$416,793
Net income attributable to Designer Brands Inc.	—	—	—	—	—	46,213	—	46,213
Stock-based compensation activity	122	—	—	7,302	—	—	—	7,302
Repurchase of Class A common shares	(7,769)	—	7,769	—	(105,792)	—	—	(105,792)
Dividends ($0.05 per share)	—	—	—	(3,505)	—	—	—	(3,505)
Foreign currency translation loss	—	—	—	—	—	—	(63)	(63)
Balance, July 30, 2022	56,803	7,733	31,594	$1,010,181	$(643,563)	$(1,909)	$(3,761)	$360,948
Six months ended July 29, 2023
Balance, January 28, 2023	55,921	7,733	32,882	$1,018,872	$(662,614)	$81,993	$(5,350)	$432,901
Net income attributable to Designer Brands Inc.	—	—	—	—	—	48,619	—	48,619
Stock-based compensation activity	2,335	—	—	6,790	—	—	—	6,790
Repurchase of Class A Common Shares	(2,113)	—	2,113	—	(22,434)	—	—	(22,434)
Dividends ($0.10 per share)	—	—	—	—	—	(6,518)	—	(6,518)
Foreign currency translation gain	—	—	—	—	—	—	460	460
Balance, July 29, 2023	56,143	7,733	34,995	$1,025,662	$(685,048)	$124,094	$(4,890)	$459,818
Six months ended July 30, 2022
Balance, January 29, 2022	65,624	7,733	22,169	$1,005,382	$(515,065)	$(74,304)	$(3,617)	$412,396
Net income attributable to Designer Brands Inc.	—	—	—	—	—	72,395	—	72,395
Stock-based compensation activity	604	—	—	11,896	—	—	—	11,896
Repurchase of Class A common shares	(9,425)	—	9,425	—	(128,498)	—	—	(128,498)
Dividends ($0.10 per share)	—	—	—	(7,097)	—	—	—	(7,097)
Foreign currency translation loss	—	—	—	—	—	—	(144)	(144)
Balance, July 30, 2022	56,803	7,733	31,594	$1,010,181	$(643,563)	$(1,909)	$(3,761)	$360,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(unaudited and in thousands)	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net income	$48,628	$72,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,134	44,146
Stock-based compensation expense	19,029	15,963
Deferred income taxes	221	(157)
Income from equity investments	(4,469)	(4,380)
Distributions received from equity investments	5,351	6,230
Impairment charges	649	2,888
Loss on extinguishment of debt and write-off of debt issuance costs	—	12,862
Other	(1,337)	3,523
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	(12,400)	(3,485)
Income tax receivable	1,533	(1,585)
Inventories	41,788	(107,873)
Prepaid expenses and other current assets	(8,220)	(2,726)
Accounts payable	37,647	(4,848)
Accrued expenses	(18,135)	(5,448)
Operating lease assets and liabilities, net	(9,048)	(16,641)
Net cash provided by operating activities	134,371	10,864
Cash flows from investing activities:
Cash paid for property and equipment	(25,127)	(27,151)
Cash paid for business acquisitions	(127,496)	—
Equity investment in Le Tigre	—	(8,230)
Other	—	(4,853)
Net cash used in investing activities	(152,623)	(40,234)
Cash flows from financing activities:
Borrowing on revolving credit facility	688,411	1,112,794
Payments on revolving credit facility	(684,794)	(725,353)
Proceeds from the issuance of the Term Loan	50,000	—
Payments for borrowings and prepayment premium under Previous Term Loan	—	(238,196)
Payments of debt issuance costs	(6,693)	(2,316)
Cash paid for treasury shares	(22,434)	(128,498)
Dividends paid	(6,518)	(7,097)
Cash paid for taxes for stock-based compensation shares withheld	(12,239)	(4,067)
Other	(85)	131
Net cash provided by financing activities	5,648	7,398
Effect of exchange rate changes on cash balances	25	80
Net decrease in cash, cash equivalents, and restricted cash	(12,579)	(21,892)
Cash, cash equivalents, and restricted cash, beginning of period	58,766	74,459
Cash, cash equivalents, and restricted cash, end of period	$46,187	$52,567
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,230	$27,971
Cash paid for interest on debt	$10,786	$6,020
Cash paid for operating lease liabilities	$107,056	$113,308
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$8,269	$6,158
Operating lease liabilities arising from lease asset additions	$11,521	$7,903
Net increase to operating lease assets and lease liabilities for modifications	$121,476	$77,820

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

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us. Significant estimates and assumptions are required as a part of accounting for sales returns allowances, customer allowances and discounts reserve, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, redeemable noncontrolling interest, income taxes and valuation allowances on deferred tax assets, self-insurance reserves, and acquisitions. Although we believe that these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

Chief Executive Officer Transition- In January 2023, we announced our planned succession process relating to the Company's Chief Executive Officer ("CEO") role, whereby our former CEO, Roger Rawlins, stepped down from his role as CEO and as a member of the Company's Board of Directors (the "Board") effective April 1, 2023, at which time, Doug Howe, who previously served as Executive Vice President of the Company and President of DSW, assumed the CEO role and joined the Board. As previously disclosed, Mr. Rawlins commenced service as a strategic advisor to the Company and the Board effective April 1, 2023 through April 1, 2024 under the terms of a transition and consulting agreement. In conjunction with the CEO transition, we estimate that the CEO transition costs will total $8.1 million, consisting of $2.2 million in severance costs, $2.8 million in accelerated stock-based compensation (net of stock awards forfeited), and $3.1 million in retention stock awards to certain members of our leadership team and other related professional fees. During the six months ended July 29, 2023, we recognized $2.9 million of CEO transition costs in operating expenses on the condensed consolidated statements of operations. Since the fourth quarter of 2022, we have recognized $6.6 million of CEO transition costs, with the remaining estimated $1.5 million to be recorded during the remainder of 2023.

Severance- During the six months ended July 29, 2023 and July 30, 2022, we incurred severance costs, excluding the severance related to the CEO transition, of $2.4 million and $1.0 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of July 29, 2023, January 28, 2023, and July 30, 2022, we had $3.0 million, $5.7 million, and $0.9 million, respectively, of severance liability, including the severance related to the CEO transition, included in accrued expenses on the condensed consolidated balance sheets.
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows:

(in thousands)	July 29, 2023	January 28, 2023	July 30, 2022
Cash and cash equivalents	$46,187	$58,766	$50,799
Restricted cash, included in prepaid expenses and other current assets	—	—	1,768
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$46,187	$58,766	$52,567

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

The carrying value of cash and cash equivalents, restricted cash, receivables, and accounts payables approximated their fair values due to their short-term nature. The carrying value of borrowings under our senior secured asset-based revolving credit facility ("ABL Revolver") and our new senior secured term loan credit agreement ("Term Loan") approximated fair value based on the terms and variable interest rates.

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

The final purchase price and the allocation of the total consideration to the fair values of the assets, liabilities, and redeemable noncontrolling interest consisted of the following:

(in thousands)	Preliminary Purchase Price and Allocation as of December 13, 2022	Measurement Period Adjustments	Final Purchase Price and Allocation as of April 29, 2023
Purchase price cash consideration	$19,062	$193	$19,255
Fair value of assets and liabilities acquired:
Accounts receivables	$3,195	$(150)	$3,045
Inventories	5,612	(20)	5,592
Goodwill	3,460	868	4,328
Intangible assets	12,500	(500)	12,000
Other assets	1,898	—	1,898
Accounts payable and other liabilities	(4,438)	(5)	(4,443)
Redeemable noncontrolling interest	(3,165)	—	(3,165)
	$19,062	$193	$19,255

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

Acquisition of Keds- On February 4, 2023, we acquired the Keds business, including the Keds brand, inventory, and inventory-related accounts payable, from Wolverine World Wide, Inc. ("Seller"). The cash consideration was funded with available cash and borrowings on the ABL Revolver.

The preliminary purchase price and the allocation of the total consideration to the fair values of the assets and liabilities consisted of the following:

(in thousands)	Preliminary Purchase Price and Allocation as of February 4, 2023	Measurement Period Adjustments	Preliminary Purchase Price and Allocation as of July 29, 2023
Purchase price:
Cash Consideration	$109,360	$17,944	$127,304
Due to Seller	19,040	(19,040)	—
Due from Seller for estimated contingent consideration	(3,500)	(5,399)	(8,899)
	$124,900	$(6,495)	$118,405
Fair value of assets and liabilities acquired:
Inventories	$46,700	$(4,184)	$42,516
Goodwill	36,787	489	37,276
Intangible assets	44,800	(2,800)	42,000
Accounts payable	(3,387)	—	(3,387)
	$124,900	$(6,495)	$118,405

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

The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The fair value of the intangible assets relates to $37.3 million of an indefinite lived tradename and $4.7 million of customer relationships, which is amortized over a useful life of 10 years, and are based on the excess earnings method under the income approach. The fair value measurements are based on significant unobservable inputs, including discounted future cash flows and customer attrition rates. The goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established design and sourcing process for casual footwear, including kids' footwear, with international distribution. We determined that goodwill should be allocated to reporting units within the U.S. Retail and Brand Portfolio segments based on each reporting unit’s estimated benefit from the expected synergies from the Keds business acquisition. We recorded a preliminary allocation of goodwill of $27.1 million to the U.S. Retail segment based primarily on a discounted cash flow of the sourcing benefit. The remaining $10.2 million of goodwill was allocated to the Brand Portfolio segment. Goodwill is expected to be deductible for income tax purposes. We incurred $2.9 million of acquisition-related costs in connection with the acquisition of the Keds business, which was included in operating expenses on the consolidated statements of operations.

Combined Results of Acquired Entities- The results of operations for Topo and the Keds business for the six months ended July 29, 2023 were not material and are included in the condensed consolidated statements of operations within the Brand Portfolio segment. Supplemental pro forma results of operations reflecting the acquisitions are not presented as the impact on our consolidated financial results would not have been material.

3. REVENUE

DISAGGREGATION OF NET SALES

Net Sales by Brand Categories- The following table presents net sales disaggregated by brand categories for each segment:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended July 29, 2023
Owned Brands:(1)
Direct-to-consumer	$115,749	$—	$15,776	$—	$131,525
External customer wholesale, commission income, and other	—	—	47,633	—	47,633
Intersegment wholesale and commission income	—	—	20,808	(20,808)	—
Total Owned Brands	115,749	—	84,217	(20,808)	179,158
National brands	542,793	—	—	—	542,793
Canada Retail(2)	—	70,266	—	—	70,266
Total net sales	$658,542	$70,266	$84,217	$(20,808)	$792,217
Three months ended July 30, 2022
Owned Brands:(1)
Direct-to-consumer	$147,877	$—	$7,793	$—	$155,670
External customer wholesale, commission income, and other	—	—	39,179	—	39,179
Intersegment wholesale and commission income	—	—	19,379	(19,379)	—
Total Owned Brands	147,877	—	66,351	(19,379)	194,849
National brands	586,186	—	—	—	586,186
Canada Retail(2)	—	78,284	—	—	78,284
Total net sales	$734,063	$78,284	$66,351	$(19,379)	$859,319
Six months ended July 29, 2023
Owned Brands:(1)
Direct-to-consumer	$238,958	$—	$26,400	$—	$265,358
External customer wholesale, commission income, and other	—	—	112,250	—	112,250
Intersegment wholesale and commission income	—	—	38,550	(38,550)	—
Total Owned Brands	238,958	—	177,200	(38,550)	377,608
National brands	1,032,470	—	—	—	1,032,470
Canada Retail(2)	—	124,221	—	—	124,221
Total net sales	$1,271,428	$124,221	$177,200	$(38,550)	$1,534,299

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Six months ended July 30, 2022
Owned Brands:(1)
Direct-to-consumer	$287,032	$—	$14,320	$—	$301,352
External customer wholesale, commission income, and other	—	—	104,135	—	104,135
Intersegment wholesale and commission income	—	—	45,352	(45,352)	—
Total Owned Brands	287,032	—	163,807	(45,352)	405,487
National brands	1,149,776	—	—	—	1,149,776
Canada Retail(2)	—	134,599	—	—	134,599
Total net sales	$1,436,808	$134,599	$163,807	$(45,352)	$1,689,862
(1)    "Owned Brands" refers to those brands we have rights to sell through ownership or license arrangements. Beginning in the first quarter of 2023, sales of the Keds brand are included in Owned Brands as a result of our acquisition of the Keds business. Sales of the Keds brand in periods prior to the first quarter of 2023 are not restated, as this brand was considered a national brand during those periods.
(2)    We currently do not report the Canada Retail segment net sales by brand categories.

Net Sales by Product and Service Categories- The following table presents net sales disaggregated by product and service categories for each segment:

	Three months ended		Six months ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales:
U.S. Retail segment:
Women's footwear	$417,552	$475,079	$820,733	$944,210
Men's footwear	145,796	164,122	270,350	309,929
Kids' footwear	45,163	53,185	89,457	106,103
Accessories and other	50,031	41,677	90,888	76,566
	658,542	734,063	1,271,428	1,436,808
Canada Retail segment:
Women's footwear	40,534	43,802	71,048	73,806
Men's footwear	18,880	21,462	32,746	35,890
Kids' footwear	8,089	9,592	15,633	19,409
Accessories and other	2,763	3,428	4,794	5,494
	70,266	78,284	124,221	134,599
Brand Portfolio segment:
Wholesale	64,709	54,136	145,493	141,911
Commission income and other	3,732	4,422	5,307	7,576
Direct-to-consumer	15,776	7,793	26,400	14,320
	84,217	66,351	177,200	163,807
Total segment net sales	813,025	878,698	1,572,849	1,735,214
Elimination of intersegment sales	(20,808)	(19,379)	(38,550)	(45,352)
Total net sales	$792,217	$859,319	$1,534,299	$1,689,862

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and loyalty programs:

	Three months ended		Six months ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Gift cards:
Beginning of period	$30,933	$32,844	$35,121	$36,783
Gift cards redeemed and breakage recognized to net sales	(16,388)	(18,295)	(32,837)	(36,555)
Gift cards issued	13,689	15,569	25,950	29,890
End of period	$28,234	$30,118	$28,234	$30,118
Loyalty programs:
Beginning of period	$16,632	$16,243	$16,900	$15,736
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(7,835)	(8,179)	(15,427)	(16,060)
Deferred revenue for loyalty points issued	7,965	8,724	15,289	17,112
End of period	$16,762	$16,788	$16,762	$16,788

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board, and members of his family (collectively, the "Schottenstein Affiliates"). As of July 29, 2023, the Schottenstein Affiliates beneficially owned 23% of the Company's outstanding common shares, representing 58% of the combined voting power of the Company, consisting of 7.0 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. We also leased a fulfillment center from a Schottenstein Affiliate through September 2022 that was not renewed. For the three months ended July 29, 2023 and July 30, 2022, we recorded rent expense from leases with Schottenstein Affiliates of $2.1 million and $2.5 million, respectively. For the six months ended July 29, 2023 and July 30, 2022, we recorded rent expense from the leases with Schottenstein Affiliates of $4.0 million and $5.0 million, respectively. As of July 29, 2023, January 28, 2023, and July 30, 2022, we had related party current operating lease liabilities of $4.7 million, $5.6 million, and $5.3 million, respectively, and non-current operating lease liabilities of $12.0 million, $14.0 million, and $9.6 million, respectively.

Other Purchases and Services- For the three months ended July 29, 2023 and July 30, 2022, we had other purchases and services we incurred from the Schottenstein Affiliates of $0.6 million and $1.4 million, respectively. For the six months ended July 29, 2023 and July 30, 2022, we had other purchases and services we incurred from the Schottenstein Affiliates of $1.2 million and $2.5 million, respectively.

Due to Related Parties- Amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

EQUITY METHOD INVESTMENTS

ABG-Camuto- We have a 40% ownership interest in ABG-Camuto. We are party to a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For both the three months ended July 29, 2023 and July 30, 2022, we recorded royalty expense for amounts paid to ABG-Camuto of $4.6 million. For the six months ended July 29, 2023 and July 30, 2022, we recorded royalty expense for amounts paid to ABG-Camuto of $9.1 million and $9.2 million, respectively.

Le Tigre- In July 2022, we acquired a 33.3% ownership interest in Le Tigre. We are also party to a license agreement with Le Tigre whereby we pay royalties on our net sales of the Le Tigre brand, subject to guaranteed minimums. Activity with Le Tigre were immaterial for all periods presented.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings per share attributable to Designer Brands Inc.:

	Three months ended		Six months ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Weighted average basic shares outstanding	65,576	69,604	64,973	71,263
Dilutive effect of stock-based compensation awards	1,421	4,338	1,890	4,106
Weighted average diluted shares outstanding	66,997	73,942	66,863	75,369

For both the three months ended July 29, 2023 and July 30, 2022, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 3.1 million. For the six months ended July 29, 2023 and July 30, 2022, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 3.6 million and 3.0 million, respectively.

6. STOCK-BASED COMPENSATION

Stock-based compensation expense, included in operating expenses in the condensed consolidated statements of operations, consisted of the following:

	Three months ended		Six months ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Stock options	$—	$—	$—	$101
Restricted and director stock units	7,375	7,369	19,029	15,862
	$7,375	$7,369	$19,029	$15,963

The following table summarizes the stock-based compensation award share activity for RSUs for the six months ended July 29, 2023:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	6,790	969
Granted	2,248	807
Vested	(3,358)	(249)
Forfeited	(232)	(79)
Outstanding - end of period	5,448	1,448

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

The following table provides additional information for our common shares:

(in thousands)	July 29, 2023		January 28, 2023		July 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	91,138	7,733	88,803	7,733	88,397	7,733
Outstanding shares	56,143	7,733	55,921	7,733	56,803	7,733
Treasury shares	34,995	—	32,882	—	31,594	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

Share Repurchases- On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. On June 8, 2023, we commenced a modified "Dutch Auction" tender offer (the "Tender Offer"), to purchase up to $100.0 million of the Company's Class A common shares. The Tender Offer expired on July 7, 2023 and on July 12, 2023, we repurchased 1.5 million Class A common shares under the Tender Offer at a purchase price of $10.00 per share and at an aggregate cost of $15.1 million, including transaction costs. During the six months ended July 29, 2023, we repurchased an aggregate of 2.1 million Class A common shares, including open market purchases and the 1.5 million Class A common shares purchased under the Tender Offer, at an aggregate cost of $22.4 million, including transaction costs. Share repurchases were funded from the proceeds from our Term Loan. As of July 29, 2023, $166.5 million of Class A common shares remained available for repurchase under the share repurchase program. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under the share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	July 29, 2023	January 28, 2023	July 30, 2022
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$22,234	$19,539	$31,172
Receivables without payment guarantee	17,027	5,241	2,894
Income tax receivable	42,488	44,021	163,825
Other receivables	16,092	9,274	8,076
Total receivables	97,841	78,075	205,967
Allowance for doubtful accounts	(477)	(312)	(1,087)
	$97,364	$77,763	$204,880

9. GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents the changes to goodwill by segment:

	Six months ended
(in thousands)	July 29, 2023			July 30, 2022
	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$93,655	$—	$93,655
Canada Retail	41,357	(41,357)	—	43,114	(43,114)	—
Brand Portfolio	23,449	(19,989)	3,460	19,989	(19,989)	—
	158,461	(61,346)	97,115	156,758	(63,103)	93,655
Activity by Segment:
U.S. Retail-
Acquired Keds goodwill	27,072	—	27,072	—	—	—
Canada Retail-
Currency translation adjustment	256	(256)	—	(176)	176	—
Brand Portfolio:
Purchase price and allocation adjustments for acquisition of Topo	868	—	868	—	—	—
Acquired Keds goodwill	10,204	—	10,204	—	—	—
	38,400	(256)	38,144	(176)	176	—
End of period by segment:
U.S. Retail	120,727	—	120,727	93,655	—	93,655
Canada Retail	41,613	(41,613)	—	42,938	(42,938)	—
Brand Portfolio	34,521	(19,989)	14,532	19,989	(19,989)	—
	$196,861	$(61,602)	$135,259	$156,582	$(62,927)	$93,655

INTANGIBLE ASSETS

Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
July 29, 2023
Definite-lived customer relationships	$12,460	$(3,402)	$9,058
Definite-lived tradename	11,953	(700)	11,253
Indefinite-lived trademarks and tradenames	52,329	—	52,329
	$76,742	$(4,102)	$72,640
January 28, 2023
Definite-lived customer relationships	$7,852	$(1,454)	$6,398
Definite-lived tradename	10,853	(292)	10,561
Indefinite-lived trademarks and tradenames	14,907	—	14,907
	$33,612	$(1,746)	$31,866
July 30, 2022
Definite-lived customer relationships	$1,404	$(1,404)	$—
Definite-lived tradename	4,853	(81)	4,772
Indefinite-lived trademarks and tradenames	15,465	—	15,465
	$21,722	$(1,485)	$20,237

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	July 29, 2023	January 28, 2023	July 30, 2022
Gift cards	$28,234	$35,121	$30,118
Accrued compensation and related expenses	27,142	45,019	45,687
Accrued taxes	21,878	19,419	30,027
Loyalty programs deferred revenue	16,762	16,900	16,788
Sales returns allowances	17,633	18,107	18,332
Customer allowances and discounts	1,623	1,230	3,021
Other	58,858	54,880	66,496
	$172,130	$190,676	$210,469

11. DEBT

Debt consisted of the following:

(in thousands)	July 29, 2023	January 28, 2023	July 30, 2022
ABL Revolver	$284,652	$281,035	$387,441
Term Loan	50,000	—	—
Total debt	334,652	281,035	387,441
Less unamortized Term Loan debt issuance costs	(3,646)	—	—
Less current maturities of long-term debt	(2,500)	—	—
Long-term debt	$328,506	$281,035	$387,441

As of July 29, 2023, future maturities of debt are as follows:

(in thousands)
Remainder of 2023	$1,250
2024	2,500
2025	2,500
2026	2,500
2027	325,902
Total	$334,652

ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") of up to $30.0 million, which was drawn in full on February 28, 2023. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of July 29, 2023, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $493.4 million, with $254.7 million in outstanding borrowings and $5.0 million in letters of credit issued, resulting in $233.7 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month, or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.5%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 7.6% as of July 29, 2023, commitment fees, and the amortization of debt issuance costs.

Term Loan- On June 23, 2023, we entered into the Term Loan, which provides for a maximum aggregate principal amount of $135.0 million, consisting of (A) borrowings at closing of a $45.0 million U.S. loan and a $5.0 million Canadian loan (denominated in USD) and (B) delay draw loans available to borrow up to $76.5 million in U.S. loans and $8.5 million in Canadian loans (denominated in USD). The delay draw loans must be taken by September 21, 2023. The Term Loan matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028). The Term Loan is collateralized by a first priority lien on substantially all of our personal, real, and intellectual property and by a second priority lien on the assets used as collateral for the ABL revolver, primarily credit card receivables, accounts receivable, and inventory.

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 12.4% (effective interest rate of 12.9% when including the amortization of debt issuance costs) as of July 29, 2023.

Debt Covenants- The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and the Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of July 29, 2023, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Termination of Previous Term Loan- On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our previous senior secured term loan agreement ("Previous Term Loan"). In connection with this settlement, during the six months ended July 30, 2022, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

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

Guarantees- We provide guarantees for lease obligations that are scheduled to expire in 2025 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of July 29, 2023, the total future payment requirements for these guarantees were approximately $6.2 million.

13. SEGMENT REPORTING

The following table provides certain financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended July 29, 2023
Net sales:
External customer sales	$658,542	$70,266	$63,409	$—	$792,217
Intersegment sales	—	—	20,808	(20,808)	—
Total net sales	$658,542	$70,266	$84,217	$(20,808)	$792,217
Gross profit	$225,768	$23,811	$24,298	$(490)	$273,387
Income from equity investments	$—	$—	$2,138	$—	$2,138
Three months ended July 30, 2022
Net sales:
External customer sales	$734,063	$78,284	$46,972	$—	$859,319
Intersegment sales	—	—	19,379	(19,379)	—
Total net sales	$734,063	$78,284	$66,351	$(19,379)	$859,319
Gross profit	$251,143	$30,974	$12,294	$1,259	$295,670
Income from equity investment	$—	$—	$2,435	$—	$2,435
Six months ended July 29, 2023
Net sales:
External customer sales	$1,271,428	$124,221	$138,650	$—	$1,534,299
Intersegment sales	—	—	38,550	(38,550)	—
Total net sales	$1,271,428	$124,221	$177,200	$(38,550)	$1,534,299
Gross profit	$422,582	$40,985	$46,383	$1,176	$511,126
Income from equity investments	$—	$—	$4,469	$—	$4,469
Six months ended July 30, 2022
Net sales:
External customer sales	$1,436,808	$134,599	$118,455	$—	$1,689,862
Intersegment sales	—	—	45,352	(45,352)	—
Total net sales	$1,436,808	$134,599	$163,807	$(45,352)	$1,689,862
Gross profit	$484,210	$49,847	$36,136	$1,222	$571,415
Income from equity investment	$—	$—	$4,380	$—	$4,380

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For the second quarter of 2023, net sales decreased 7.8% and total comparable sales decreased 8.9% compared to the same period last year. Net sales during the second quarter of 2023 from our Owned Brands decreased 8.1% compared to the same period last year, with Owned Brands representing 22.6% of consolidated net sales, flat to the same period last year. With the recent launch of our athletic and athleisure offerings from our Le Tigre brand, we continue to work toward our long-term goal of net sales from our Owned Brands representing one-third of total sales by 2026. Gross profit as a percentage of sales for the second quarter of 2023 was 10 basis points higher when compared to the same period last year, primarily due to lower freight, shipping, and distribution costs, partially offset by the deleveraging effect of lower sales on fixed occupancy costs, as well as being more promotional.

At the beginning of 2023, we completed the acquisition of the Keds business from Wolverine World Wide, Inc. This expands our Owned Brands' reach into casual and athleisure footwear in the wholesale and direct-to-consumer e-commerce channels, complementing the additions of Le Tigre and Topo during 2022.

EFFECTS OF GLOBAL ECONOMIC CONDITIONS

Throughout 2023, a downturn in global economic conditions, most notably the growing concerns of a potential recession, rising interest rates, inflationary pressures, changes in employment levels, and significant foreign currency volatility, has adversely impacted discretionary consumer income levels and spending for our customers. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business.

During the second half of 2022 and continuing into the first half of 2023, our net sales declined as we experienced lower traffic, and as we became more promotional under a more competitive landscape. Competitive pricing pressure has been exacerbated by a more promotional retail environment, as the industry experienced a shift from tighter inventory positions to excess inventory and as macroeconomic conditions continue to impact discretionary consumer spending. These factors ultimately could require us to enact mitigating operating efficiency measures that could have a material adverse effect on business, operations, and results of operations.

FINANCIAL SUMMARY AND OTHER KEY METRICS

For the three months ended July 29, 2023:
•Net sales decreased to $792.2 million from $859.3 million for the same period last year.
•Gross profit as a percentage of net sales was 34.5% compared to 34.4% for the same period last year.
•Net income attributable to Designer Brands Inc. was $37.2 million, or $0.56 per diluted share, compared to $46.2 million, or $0.62 per diluted share, for the same period last year.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	Three months ended
	July 29, 2023	July 30, 2022
Change in comparable sales:
U.S. Retail segment	(9.2)%	2.7%
Canada Retail segment	(7.3)%	47.3%
Brand Portfolio segment - direct-to-consumer channel	0.5%	43.3%
Total	(8.9)%	6.2%

We consider the percent change in comparable sales from the same previous year period, a primary metric commonly used throughout the retail industry, to be an important measurement for management and investors of the performance of our direct-to-consumer businesses. We include in our comparable sales metric sales from stores in operation for at least 14 months at the beginning of the applicable year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include the e-commerce sales of the U.S. Retail and Canada Retail segments. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales for the Brand Portfolio segment include the direct-to-consumer e-commerce sales of www.vincecamuto.com. The e-commerce sales for Topo Athletic and the Keds business will be added to the comparable base for the Brand Portfolio segment beginning with the first quarter of 2024 and the second quarter of 2024, respectively. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores- As of July 29, 2023 and July 30, 2022, we had the following number of stores:

	July 29, 2023	July 30, 2022
U.S. Retail segment - DSW stores	498	506
Canada Retail segment:
The Shoe Company stores	113	113
DSW stores	25	25
	138	138
Total number of stores	636	644

RESULTS OF OPERATIONS

SECOND QUARTER OF 2023 COMPARED WITH SECOND QUARTER OF 2022

(amounts in thousands, except per share amounts)	Three months ended
	July 29, 2023		July 30, 2022		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$792,217	100.0%	$859,319	100.0%	$(67,102)	(7.8)%
Cost of sales	(518,830)	(65.5)	(563,649)	(65.6)	44,819	(8.0)%
Gross profit	273,387	34.5	295,670	34.4	(22,283)	(7.5)%
Operating expenses	(214,530)	(27.1)	(228,690)	(26.6)	14,160	(6.2)%
Income from equity investments	2,138	0.3	2,435	0.3	(297)	(12.2)%
Impairment charges	(308)	—	(1,816)	(0.2)	1,508	(83.0)%
Operating profit	60,687	7.7	67,599	7.9	(6,912)	(10.2)%
Interest expense, net	(6,932)	(0.8)	(2,752)	(0.3)	(4,180)	151.9%
Non-operating income, net	579	—	37	—	542	1,464.9%
Income before income taxes	54,334	6.9	64,884	7.6	(10,550)	(16.3)%
Income tax provision	(17,079)	(2.2)	(18,671)	(2.2)	1,592	(8.5)%
Net income	37,255	4.7	46,213	5.4	(8,958)	(19.4)%
Net income attributable to redeemable noncontrolling interest	(51)	—	—	—	(51)	NM
Net income attributable to Designer Brands Inc.	$37,204	4.7%	$46,213	5.4%	$(9,009)	(19.5)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.57		$0.66		$(0.09)	(13.6)%
Diluted earnings per share	$0.56		$0.62		$(0.06)	(9.7)%
Weighted average shares used in per share calculations:
Basic shares	65,576		69,604		(4,028)	(5.8)%
Diluted shares	66,997		73,942		(6,945)	(9.4)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Three months ended
(dollars in thousands)	July 29, 2023		July 30, 2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$658,542	81.0%	$734,063	83.5%	$(75,521)	(10.3)%	(9.2)%
Canada Retail	70,266	8.6	78,284	8.9	(8,018)	(10.2)%	(7.3)%
Brand Portfolio	84,217	10.4	66,351	7.6	17,866	26.9%	0.5%
Total segment net sales	813,025	100.0%	878,698	100.0%	(65,673)	(7.5)%	(8.9)%
Elimination of intersegment net sales	(20,808)		(19,379)		(1,429)	7.4%
Consolidated net sales	$792,217		$859,319		$(67,102)	(7.8)%

For the three months ended July 29, 2023, net sales decreased in the U.S. Retail segment with approximately $65.5 million of the decline due to the decrease in comparable sales and the majority of the remaining decrease due to the impact of store closures since the end of the second quarter of 2022. The decrease in comparable sales for the U.S. Retail segment was largely driven by a decrease in comparable transactions of approximately 7%, driven by lower traffic, and a decrease in the comparable average sales amounts per transaction of approximately 2% as we were more promotional than we were during the same period last year. Net sales decreased in the Canada Retail segment with approximately $5.7 million of the decline due to the lower comparable sales and the majority of the remaining decrease due to the unfavorable impact from foreign currency translation. The decrease in comparable sales for the Canada Retail segment was primarily driven by lower comparable transactions and comparable average sales amount per transaction at similar rates. Net sales for the Brand Portfolio segment increased with approximately $30.0 million from the net sales added from acquired Topo and Keds businesses, partially offset by lower wholesale sales as retailer customers continued to pull back on orders.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	July 29, 2023		July 30, 2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$225,768	34.3%	$251,143	34.2%	$(25,375)	(10.1)%	10
Canada Retail	23,811	33.9%	30,974	39.6%	(7,163)	(23.1)%	(570)
Brand Portfolio	24,298	28.9%	12,294	18.5%	12,004	97.6%	1,040
Total segment gross profit	273,877	33.7%	294,411	33.5%	(20,534)	(7.0)%	20
Net recognition (elimination) of intersegment gross profit	(490)		1,259		(1,749)
Consolidated gross profit	$273,387	34.5%	$295,670	34.4%	$(22,283)	(7.5)%	10

The decrease in consolidated gross profit was primarily driven by the decrease in consolidated net sales during the three months ended July 29, 2023 over the same period last year, partially offset by lower freight and shipping costs for all segments and lower distribution costs in the U.S. Retail segment as we realized the benefit of moving our digital fulfillment activities from our Ohio location to our New Jersey location. Gross profit as a percentage of net sales increased by 10 basis points for the U.S. Retail segment when compared to the same period last year, primarily due to lower logistics costs including freight, shipping, and distribution, which more than offset promotional pricing and the deleverage effect of lower sales on fixed occupancy costs. Gross profit as a percentage of net sales decreased 570 basis points for the Canada Retail segment when compared to the same period last year, primarily due to a mix shift in sales towards lower margin products and the deleverage effect of lower sales on fixed occupancy costs. Gross profit as a percentage of net sales increased 1,040 basis points for the Brand Portfolio segment when compared to the same period last year, primarily due to the change in mix of products sold, improved inventory positions, lower freight costs, and the leverage of higher sales on royalty expense since the acquired businesses do not have any royalty obligations.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	July 29, 2023	July 30, 2022
Intersegment recognition and elimination activity:
Net sales recognized by Brand Portfolio segment	$(20,808)	$(19,379)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	15,066	12,554
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	5,252	8,084
	$(490)	$1,259

OPERATING EXPENSES

For the three months ended July 29, 2023, operating expenses decreased by $14.2 million over the same period last year, primarily driven by a decrease in marketing expenses, store payroll, and incentive compensation in line with lower net sales, partially offset by the additional operating expenses from the acquired businesses. Operating expenses, as a percentage of net sales, increased 50 basis points over the same period last year, due to the lower net sales as we deleveraged our fixed costs.

INTEREST EXPENSE, NET

For the three months ended July 29, 2023, interest expense, net, increased by $4.2 million over the same period last year, primarily driven by overall higher interest rates on our debt, with higher rates on the ABL Revolver over the same period last year and the addition of the new Term Loan.

SIX MONTHS OF 2023 COMPARED WITH SIX MONTHS OF 2022

(amounts in thousands, except per share amounts)	Six months ended
	July 29, 2023		July 30, 2022		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$1,534,299	100.0%	$1,689,862	100.0%	$(155,563)	(9.2)%
Cost of sales	(1,023,173)	(66.7)	(1,118,447)	(66.2)	95,274	(8.5)%
Gross profit	511,126	33.3	571,415	33.8	(60,289)	(10.6)%
Operating expenses	(434,649)	(28.3)	(452,116)	(26.8)	17,467	(3.9)%
Income from equity investments	4,469	0.3	4,380	0.3	89	2.0%
Impairment charges	(649)	—	(2,888)	(0.2)	2,239	(77.5)%
Operating profit	80,297	5.3	120,791	7.1	(40,494)	(33.5)%
Interest expense, net	(13,529)	(0.9)	(5,704)	(0.3)	(7,825)	137.2%
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	(12,862)	(0.7)	12,862	NM
Non-operating income, net	245	—	43	—	202	469.8%
Income before income taxes	67,013	4.4	102,268	6.1	(35,255)	(34.5)%
Income tax provision	(18,385)	(1.2)	(29,873)	(1.8)	11,488	(38.5)%
Net income	48,628	3.2	72,395	4.3	(23,767)	(32.8)%
Net income attributable to redeemable noncontrolling interest	(9)	—	—	—	(9)	NM
Net income attributable to Designer Brands Inc.	$48,619	3.2%	$72,395	4.3%	$(23,776)	(32.8)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.75		$1.02		$(0.27)	(26.5)%
Diluted earnings per share	$0.73		$0.96		$(0.23)	(24.0)%
Weighted average shares used in per share calculations:
Basic shares	64,973		71,263		(6,290)	(8.8)%
Diluted shares	66,863		75,369		(8,506)	(11.3)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Six months ended
(dollars in thousands)	July 29, 2023		July 30, 2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$1,271,428	80.8%	$1,436,808	82.8%	$(165,380)	(11.5)%	(10.4)%
Canada Retail	124,221	7.9	134,599	7.8	(10,378)	(7.7)%	(3.0)%
Brand Portfolio	177,200	11.3	163,807	9.4	13,393	8.2%	5.3%
Total segment net sales	1,572,849	100.0%	1,735,214	100.0%	(162,365)	(9.4)%	(9.6)%
Elimination of intersegment net sales	(38,550)		(45,352)		6,802	(15.0)%
Consolidated net sales	$1,534,299		$1,689,862		$(155,563)	(9.2)%

For the six months ended July 29, 2023, net sales decreased in the U.S. Retail segment with approximately $146.0 million of the decline due to the decrease in comparable sales and the majority of the remaining decrease due to the impact of store closures since the end of the second quarter of 2022. The decrease in comparable sales for the U.S. Retail segment was largely driven by a decrease in comparable transactions of approximately 7%, driven by lower traffic, and a decrease in the comparable average sales amounts per transaction of approximately 3% as we were more promotional than we were during the same period last year. Net sales decreased in the Canada Retail segment with approximately $6.4 million of the decline due to the unfavorable impact from foreign currency translation and the majority of the remaining decrease due to lower comparable sales, which was impacted primarily by lower comparable average sales amount per transaction. Net sales for the Brand Portfolio segment increased with approximately $54.0 million from the net sales added from the acquired Topo and Keds businesses, partially offset by lower wholesale sales as retailer customers pulled back on orders.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Six months ended
(dollars in thousands)	July 29, 2023		July 30, 2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$422,582	33.2%	$484,210	33.7%	$(61,628)	(12.7)%	(50)
Canada Retail	40,985	33.0%	49,847	37.0%	(8,862)	(17.8)%	(400)
Brand Portfolio	46,383	26.2%	36,136	22.1%	10,247	28.4%	410
Total segment gross profit	509,950	32.4%	570,193	32.9%	(60,243)	(10.6)%	(50)
Net recognition of intersegment gross profit	1,176		1,222		(46)
Consolidated gross profit	$511,126	33.3%	$571,415	33.8%	$(60,289)	(10.6)%	(50)

The decrease in consolidated gross profit was primarily driven by the decrease in consolidated net sales during the six months ended July 29, 2023 over the same period last year, partially offset by lower freight and shipping costs for all segments and lower distribution costs in the U.S. Retail segment as we realized the benefit of moving our digital fulfillment activities from our Ohio location to our New Jersey location. Gross profit as a percentage of net sales decreased 50 basis points for the U.S. Retail segment when compared to the same period last year, primarily due to the deleverage effect of lower sales on fixed occupancy costs, as well as being more promotional, partially offset by lower logistics costs including freight, shipping, and distribution. Gross profit as a percentage of net sales decreased 400 basis points for the Canada Retail segment when compared to the same period last year, primarily due to a mix shift in sales towards lower margin products and the deleverage effect of lower sales on fixed occupancy costs. Gross profit as a percentage of net sales increased 410 basis points for the Brand Portfolio segment when compared to the same period last year, primarily due to the change in mix of products sold, improved inventory positions, lower freight costs, and the leverage of higher sales on royalty expense since the acquired businesses do not have any royalty obligations.

The net recognition of intersegment gross profit consisted of the following:

	Six months ended
(in thousands)	July 29, 2023	July 30, 2022
Intersegment recognition and elimination activity:
Net sales recognized by Brand Portfolio segment	$(38,550)	$(45,352)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	28,277	30,723
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	11,449	15,851
	$1,176	$1,222

OPERATING EXPENSES

For the six months ended July 29, 2023, operating expenses decreased by $17.5 million over the same period last year, primarily driven by a decrease in incentive compensation, store payroll, and marketing expenses in line with lower net sales, partially offset by an increase in CEO transition, restructuring, integration, and acquisition costs, as well as the additional operating expenses from the acquired businesses. Operating expenses, as a percentage of net sales, increased 150 basis points over the same period last year, due to the lower net sales as we deleveraged our fixed costs.

INTEREST EXPENSE, NET

For the six months ended July 29, 2023, interest expense, net, increased by $7.8 million over the same period last year, primarily driven by overall higher interest rates on our debt, with higher rates on the ABL Revolver over the same period last year and the addition of the Term Loan.

LOSS ON EXTINGUISHMENT OF DEBT AND WRITE-OFF OF DEBT ISSUANCE COSTS

In connection with the settlement of our Term Loan on February 8, 2022, during the six months ended July 30, 2022, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs. As a result of the replacement of the ABL Revolver during 2023, we also wrote off $0.2 million of debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally.

During the six months ended July 29, 2023, we had the following significant transactions that impacted our liquidity:
•On February 4, 2023, we completed the acquisition of the Keds business with $127.3 million in cash consideration, funded with available cash and borrowings on the ABL Revolver.
•On February 28, 2023, the ABL Revolver was amended to increase the available capacity under the revolving line of credit from $550.0 million to $600.0 million and to add a FILO Term Loan of up to $30.0 million, which was drawn in full, subject to a borrowing base.
•On June 23, 2023, we entered into a Term Loan that provides for a maximum aggregate principal amount of $135.0 million, which is made up of $50.0 million in loans taken during the second quarter of 2023 and delay draw loans available to borrow up to $85.0 million. The delay draw loans must be taken by September 21, 2023.
•On July 12, 2023, we repurchased 1.5 million Class A common shares under the Tender Offer at a purchase price of $10.00 per share and at an aggregate cost of $15.1 million, including transaction costs.
•We repurchased an aggregate 2.1 million Class A common shares, including open market purchases and purchases under the Tender Offer, at an aggregate cost of $22.4 million, including transaction costs, under our share repurchase program. As of July 29, 2023, $166.5 million of Class A common shares remained available for repurchase under the share repurchase program.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy, and withstand unanticipated business volatility, including the impacts of the global economic conditions on our results of operations. We believe that cash generated from our operations, together with our current levels of cash, as well as the availability under our ABL Revolver and Term Loan, are sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund acquisitions and capital expenditures, repurchase common shares under our share repurchase program, and meet our debt service obligations over the next 12 months and beyond.

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Six months ended
(in thousands)	July 29, 2023	July 30, 2022	Change
Net cash provided by operating activities	$134,371	$10,864	$123,507
Net cash used in investing activities	(152,623)	(40,234)	(112,389)
Net cash provided by financing activities	5,648	7,398	(1,750)
Effect of exchange rate changes on cash balances	25	80	(55)
Net decrease in cash, cash equivalents and restricted cash	$(12,579)	$(21,892)	$9,313

OPERATING CASH FLOWS

The increase in net cash provided by operations was largely driven by lower spend on working capital due to the decreased investment in inventory with the slowdown in sales as discussed above in the results of operations for the six months of 2023 compared to the six months of 2022, which was partially offset by the decrease in net income recognized in the six months ended July 29, 2023 over the same period last year, after adjusting for non-cash activity including depreciation and amortization and the loss on extinguishment of debt and write-off of debt issuance costs.

INVESTING CASH FLOWS

For the six months ended July 29, 2023, net cash used in investing activities was primarily due to the acquisition of the Keds business for $127.3 million and capital expenditures of $25.1 million relating to infrastructure and IT projects and store relocations and improvements. For the six months ended July 30, 2022, net cash used in investing activities was primarily due to capital expenditures of $27.2 million relating to infrastructure and IT projects and store improvements as well as our $8.2 million investment in Le Tigre.

FINANCING CASH FLOWS

For the six months ended July 29, 2023, net cash provided by financing activities was primarily due to proceeds from the issuance of the Term Loan of $50.0 million, partially offset by the repurchase of 2.1 million Class A common shares at an aggregate cost of $22.4 million, including transactions costs, payments of $12.2 million for taxes for stock-based compensation shares withheld, and payments of dividends of $6.5 million. For the six months ended July 30, 2022, net cash provided by financing activities was primarily due to net receipts of $387.4 million from our revolving credit facility, partially offset by payments of $238.2 million for the settlement of the Previous Term Loan, the repurchase of 9.4 million Class A common shares at an aggregate cost of $128.5 million, and the payment of dividends of $7.1 million.

DEBT

ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a FILO Term Loan of up to $30.0 million, which was drawn in full on February 28, 2023. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of July 29, 2023, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $493.4 million, with $254.7 million in outstanding borrowings and $5.0 million in letters of credit issued, resulting in $233.7 million available for borrowings.

Term Loan- On June 23, 2023, we entered into a Term Loan that provides for a maximum aggregate principal amount of $135.0 million, which is made up of (a) borrowings at closing of a $45.0 million U.S. loan and a $5.0 million Canadian loan (denominated in USD) and (b) delay draw loans available to borrow up to $76.5 million in U.S. loans and $8.5 million in Canadian loans (denominated in USD). The delay draw loans must be taken by September 21, 2023. The Term Loan matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028). The Term Loan is collateralized by a first priority lien on substantially all of our personal, real, and intellectual property and by a second priority lien on the assets used as collateral for the ABL revolver, primarily credit card receivables, accounts receivable, and inventory.

Debt Covenants- The ABL Revolver required us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of July 29, 2023, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Termination of Previous Term Loan- On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our Previous Term Loan. In connection with this settlement, during the six months ended July 30, 2022, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

Refer to Note 11, Debt, of the Condensed Consolidated Financial Statements of this Form 10-Q for further information about our debt arrangements.

CAPITAL EXPENDITURE PLANS

We expect to spend approximately $50.0 million to $60.0 million for capital expenditures in 2023, $25.1 million of which was spent during the six months ended July 29, 2023. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended July 29, 2023, we implemented certain financial modules of a new ERP that replaced legacy systems in which our financial transactions were processed and recorded. The new ERP is a significant component of our disclosure controls and procedures. As a result of this implementation, we modified certain existing internal controls over financial reporting and will continue to evaluate the operating effectiveness of related controls in subsequent periods. Except for the implementation of the new ERP, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(e), identified in connection with the evaluation described above that occurred during the three months ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board authorized the repurchase of an additional $500 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. On June 8, 2023, we commenced a Tender Offer to purchase up to $100.0 million of the Company's Class A common shares at an anticipated cash purchase price of not less than $8.75 per share and not greater than $10.00 per share, less any applicable withholding taxes and without interest. The Tender Offer expired on July 7, 2023, and on July 12, 2023, we repurchased 1.5 million Class A common shares under the Tender Offer at a purchase price of $10.00 per share and at an aggregate cost of $15.1 million, including transaction costs. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under this share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

The following table sets forth the Class A common shares repurchased during the three months ended July 29, 2023:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 30, 2023 to May 27, 2023	—	$—	—	$187,386
May 28, 2023 to July 1, 2023	45	$6.73	—	$187,386
July 2, 2023 to July 29, 2023	2,123	$9.90	2,113	$166,461
	2,168	$9.84	2,113
(1)    The total number of shares repurchased includes shares repurchased in open market purchases and purchases under the Tender Offer pursuant to the share repurchase program and 55,476 shares withheld in connection with tax payments due upon vesting of stock-based compensation awards.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis.

RESTRICTIONS

The ABL Revolver and the Term Loan contain customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

Deborah L. Ferrée, our Vice Chair and Chief Product Officer, adopted a stock trading plan on July 10, 2023, pursuant to which she may sell up to 100,000 shares of the Company’s Class A common stock prior to July 15, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in our securities.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.1*	Standard Executive Agreement, dated August 4, 2023, between Laura Denk and Designer Brands, Inc.	-	-	-	-
10.2	Term Credit Agreement, dated as of June 23, 2023 among Designer Brands Inc., Designer Brands Canada Inc., certain of domestic subsidiaries as guarantors, the lenders party thereto, and PLC Agent LLC, as Administrative Agent and Lead Arranger	8-K	001-32545	6/23/2023	10.1
10.3*	Second Amendment dated as of June 23, 2023 to Credit Agreement dated as of March 30, 2022 among Designer Brands Inc., Designer Brands Canada Inc., certain domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent	-	-	-	-
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	September 7, 2023	By:	/s/ Jared A. Poff
Jared A. Poff
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)