Form 10-Q
period 2023-10-28
Designer Brands Inc.
filed 2023-12-05
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Number of shares outstanding of each of the registrant's classes of common stock, as of November 28, 2023: 49,124,473 Class A common shares and 7,732,733 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended October 28, 2023 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

We have included certain website addresses throughout this report as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-Q.

i

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of any forward-looking statements should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the "2022 Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 16, 2023, and otherwise in our reports and filings with the SEC, there are a number of important factors that could cause actual results, performance, or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
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
•geopolitical tensions, including relating to the ongoing war in Ukraine and the Israel-Hamas war;
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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
(unaudited and in thousands, except per share amounts)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$786,329	$865,020	$2,320,628	$2,554,882
Cost of sales	(529,923)	(579,201)	(1,553,096)	(1,697,648)
Gross profit	256,406	285,819	767,532	857,234
Operating expenses	(230,788)	(222,232)	(665,437)	(674,348)
Income from equity investments	2,503	2,290	6,972	6,670
Impairment charges	—	(1,349)	(649)	(4,237)
Operating profit	28,121	64,528	108,418	185,319
Interest expense, net	(8,767)	(4,826)	(22,296)	(10,530)
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	—	(12,862)
Non-operating income (expense), net	(162)	(152)	83	(109)
Income before income taxes	19,192	59,550	86,205	161,818
Income tax provision	(8,987)	(14,379)	(27,372)	(44,252)
Net income	10,205	45,171	58,833	117,566
Net income attributable to redeemable noncontrolling interest	(64)	—	(73)	—
Net income attributable to Designer Brands Inc.	$10,141	$45,171	$58,760	$117,566
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.17	$0.70	$0.93	$1.71
Diluted earnings per share	$0.17	$0.65	$0.90	$1.60
Weighted average shares used in per share calculations:
Basic shares	58,633	64,245	62,860	68,924
Diluted shares	61,405	69,140	65,292	73,287

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(unaudited and in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income	$10,205	$45,171	$58,833	$117,566
Other comprehensive loss-
Foreign currency translation loss	(2,501)	(2,956)	(2,041)	(3,100)
Comprehensive income	7,704	42,215	56,792	114,466
Comprehensive income attributable to redeemable noncontrolling interest	(64)	—	(73)	—
Comprehensive income attributable to Designer Brands Inc.	$7,640	$42,215	$56,719	$114,466

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	October 28, 2023	January 28, 2023	October 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$54,638	$58,766	$62,507
Receivables, net	106,916	77,763	228,746
Inventories	601,470	605,652	681,843
Prepaid expenses and other current assets	36,785	47,750	53,950
Total current assets	799,809	789,931	1,027,046
Property and equipment, net	224,638	235,430	233,515
Operating lease assets	742,384	700,373	691,032
Goodwill	123,759	97,115	93,655
Intangible assets, net	83,032	31,866	19,273
Deferred tax assets	47,199	48,285	—
Equity investments	62,239	63,820	64,246
Other assets	49,518	42,798	42,611
Total assets	$2,132,578	$2,009,618	$2,171,378
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$310,113	$255,364	$315,996
Accrued expenses	183,383	190,676	213,905
Current maturities of long-term debt	2,500	—	—
Current operating lease liabilities	182,259	190,086	187,619
Total current liabilities	678,255	636,126	717,520
Long-term debt	372,965	281,035	415,467
Non-current operating lease liabilities	669,494	631,412	628,820
Other non-current liabilities	21,072	24,989	26,059
Total liabilities	1,741,786	1,573,562	1,787,866
Commitments and contingencies
Redeemable noncontrolling interest	3,208	3,155	—
Shareholders' equity:
Common shares paid in-capital, no par value	1,028,307	1,018,872	1,012,794
Treasury shares, at cost	(764,748)	(662,614)	(662,614)
Retained earnings	131,416	81,993	40,049
Accumulated other comprehensive loss	(7,391)	(5,350)	(6,717)
Total shareholders' equity	387,584	432,901	383,512
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,132,578	$2,009,618	$2,171,378

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Three months ended October 28, 2023
Balance, July 29, 2023	56,143	7,733	34,995	$1,025,662	$(685,048)	$124,094	$(4,890)	$459,818
Net income attributable to Designer Brands Inc.	—	—	—	—	—	10,141	—	10,141
Stock-based compensation activity	475	—	—	2,645	—	—	—	2,645
Repurchase of Class A common shares	(7,565)	—	7,565	—	(79,700)	—	—	(79,700)
Dividends ($0.05 per share)	—	—	—	—	—	(2,819)	—	(2,819)
Foreign currency translation loss	—	—	—	—	—	—	(2,501)	(2,501)
Balance, October 28, 2023	49,053	7,733	42,560	$1,028,307	$(764,748)	$131,416	$(7,391)	$387,584
Three months ended October 29, 2022
Balance, July 30, 2022	56,803	7,733	31,594	$1,010,181	$(643,563)	$(1,909)	$(3,761)	$360,948
Net income attributable to Designer Brands Inc.	—	—	—	—	—	45,171	—	45,171
Stock-based compensation activity	373	—	—	2,613	—	—	—	2,613
Repurchase of Class A common shares	(1,288)	—	1,288	—	(19,051)	—	—	(19,051)
Dividends ($0.05 per share)	—	—	—	—	—	(3,213)	—	(3,213)
Foreign currency translation loss	—	—	—	—	—	—	(2,956)	(2,956)
Balance, October 29, 2022	55,888	7,733	32,882	$1,012,794	$(662,614)	$40,049	$(6,717)	$383,512
Nine months ended October 28, 2023
Balance, January 28, 2023	55,921	7,733	32,882	$1,018,872	$(662,614)	$81,993	$(5,350)	$432,901
Net income attributable to Designer Brands Inc.	—	—	—	—	—	58,760	—	58,760
Stock-based compensation activity	2,810	—	—	9,435	—	—	—	9,435
Repurchase of Class A common shares	(9,678)	—	9,678	—	(102,134)	—	—	(102,134)
Dividends ($0.15 per share)	—	—	—	—	—	(9,337)	—	(9,337)
Foreign currency translation loss	—	—	—	—	—	—	(2,041)	(2,041)
Balance, October 28, 2023	49,053	7,733	42,560	$1,028,307	$(764,748)	$131,416	$(7,391)	$387,584
Nine months ended October 29, 2022
Balance, January 29, 2022	65,624	7,733	22,169	$1,005,382	$(515,065)	$(74,304)	$(3,617)	$412,396
Net income attributable to Designer Brands Inc.	—	—	—	—	—	117,566	—	117,566
Stock-based compensation activity	977	—	—	14,509	—	—	—	14,509
Repurchase of Class A common shares	(10,713)	—	10,713	—	(147,549)	—	—	(147,549)
Dividends ($0.15 per share)	—	—	—	(7,097)	—	(3,213)	—	(10,310)
Foreign currency translation loss	—	—	—	—	—	—	(3,100)	(3,100)
Balance, October 29, 2022	55,888	7,733	32,882	$1,012,794	$(662,614)	$40,049	$(6,717)	$383,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(unaudited and in thousands)	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net income	$58,833	$117,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,801	64,754
Stock-based compensation expense	25,167	22,327
Deferred income taxes	875	(260)
Income from equity investments	(6,972)	(6,670)
Distributions received from equity investments	8,552	6,230
Impairment charges	649	4,237
Loss on extinguishment of debt and write-off of debt issuance costs	—	12,862
Other	(1,977)	4,940
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	(21,462)	(25,043)
Income tax receivable	997	(2,979)
Inventories	44,782	(98,789)
Prepaid expenses and other current assets	5,998	(9,919)
Accounts payable	57,374	(24,389)
Accrued expenses	(6,926)	(1,221)
Operating lease assets and liabilities, net	(11,170)	(25,706)
Net cash provided by operating activities	202,521	37,940
Cash flows from investing activities:
Cash paid for property and equipment	(42,315)	(41,928)
Cash paid for business acquisitions	(127,496)	—
Equity investment in Le Tigre	—	(8,228)
Other	—	(5,853)
Net cash used in investing activities	(169,811)	(56,009)
Cash flows from financing activities:
Borrowing on revolving credit facility	955,622	1,490,199
Payments on revolving credit facility	(906,087)	(1,074,733)
Proceeds from the issuance of the Term Loan	50,000	—
Payments for borrowings and prepayment premium under Previous Term Loan	—	(238,196)
Payments of debt issuance costs	(8,313)	(2,316)
Cash paid for treasury shares	(102,134)	(147,549)
Dividends paid	(9,337)	(10,310)
Cash paid for taxes for stock-based compensation shares withheld	(15,732)	(7,818)
Other	(117)	(31)
Net cash provided by (used in) financing activities	(36,098)	9,246
Effect of exchange rate changes on cash balances	(740)	(1,361)
Net decrease in cash, cash equivalents, and restricted cash	(4,128)	(10,184)
Cash, cash equivalents, and restricted cash, beginning of period	58,766	74,459
Cash, cash equivalents, and restricted cash, end of period	$54,638	$64,275
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$16,515	$43,027
Cash paid for interest on debt	$18,536	$10,355
Cash paid for operating lease liabilities	$158,240	$169,328
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$5,098	$6,011
Operating lease liabilities arising from lease asset additions	$16,217	$12,014
Net increase to operating lease assets and lease liabilities for modifications	$150,699	$164,453

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Business Operations- Designer Brands Inc. is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company and DSW banners through its direct-to-consumer Canada stores and e-commerce sites. The Brand Portfolio segment earns revenue from the wholesale of products to retailers and international distributors, commission for serving retailers as the design and buying agent for products under private labels, and the sale of our branded products through direct-to-consumer e-commerce sites for the Vince Camuto, Keds, Hush Puppies, and Topo brands. Our equity investments in ABG-Camuto, LLC ("ABG-Camuto") and Le Tigre 360 Global LLC ("Le Tigre") are an integral part of the Brand Portfolio segment. We have a 40% ownership interest in ABG-Camuto, a joint venture that owns the intellectual property rights of Vince Camuto and other brands. We are party to a licensing agreement with ABG-Camuto, which provides for the exclusive right to design, source, and sell footwear and handbags under the brands that ABG-Camuto owns. In July 2022, we acquired a 33.3% ownership interest in Le Tigre, which manages the Le Tigre brand. We are also party to a license agreement with Le Tigre, which provides for the exclusive right to design, source, and sell Le Tigre-branded footwear. In addition, we own the licensing rights for footwear of the Jessica Simpson brand and, beginning in the third quarter of 2023, the Hush Puppies brand and we own the licensing rights for footwear and handbags of the Lucky Brand.

On February 4, 2023, we completed the acquisition of the Keds business ("Keds") from Wolverine World Wide, Inc. This expanded the reach of our Owned Brands offerings, which refers to those brands that we have rights to sell through ownership or license arrangements, into casual and athleisure footwear in the wholesale and direct-to-consumer e-commerce channels, complementing the additions of Le Tigre and Topo Athletic LLC ("Topo") during 2022.

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

Chief Executive Officer Transition- In January 2023, we announced our succession process relating to the Company's Chief Executive Officer ("CEO") role, whereby our former CEO, Roger Rawlins, stepped down from his role as CEO and as a member of the Company's Board of Directors (the "Board") effective April 1, 2023, at which time, Doug Howe, who previously served as Executive Vice President of the Company and President of DSW, assumed the CEO role and joined the Board. Mr. Rawlins commenced service as a strategic advisor to the Company and the Board effective April 1, 2023 through April 1, 2024 under the terms of a transition and consulting agreement. In conjunction with the CEO transition, we estimate that the CEO transition costs will total $8.1 million, consisting of $2.2 million in severance costs, $2.8 million in accelerated stock-based compensation (net of stock awards forfeited), and $3.1 million in retention stock awards to certain members of our leadership team and other related professional fees. During the three and nine months ended October 28, 2023, we recognized $1.1 million and $4.0 million, respectively, of CEO transition costs in operating expenses on the condensed consolidated statements of operations. Since the fourth quarter of 2022, we have recognized $7.7 million of CEO transition costs, with the remaining estimated $0.4 million to be recorded during the fourth quarter of 2023.

Severance- During the three months ended October 28, 2023 and October 29, 2022, we incurred severance costs, excluding the severance related to the CEO transition, of $1.9 million and $0.2 million, respectively. During the nine months ended October 28, 2023 and October 29, 2022, we incurred severance costs, excluding the severance related to the CEO transition, of $4.3 million and $1.2 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of October 28, 2023, January 28, 2023, and October 29, 2022, we had $4.3 million, $5.7 million, and $0.7 million, respectively, of severance liability, including the severance related to the CEO transition, included in accrued expenses on the condensed consolidated balance sheets.
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows:

(in thousands)	October 28, 2023	January 28, 2023	October 29, 2022
Cash and cash equivalents	$54,638	$58,766	$62,507
Restricted cash, included in prepaid expenses and other current assets	—	—	1,768
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$54,638	$58,766	$64,275

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

The carrying value of cash and cash equivalents, receivables, and accounts payables approximated their fair values due to their short-term nature. The carrying value of borrowings under our senior secured asset-based revolving credit facility ("ABL Revolver") and our new senior secured term loan credit agreement, as amended ("Term Loan"), approximated fair value based on the terms and variable interest rates.

2. ACQUISITIONS

ACQUISITION OF TOPO

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

ACQUISITION OF KEDS

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

The preliminary purchase price and the allocation of the total consideration to the fair values of the assets and liabilities consisted of the following:

(in thousands)	Preliminary Purchase Price and Allocation as of February 4, 2023	Measurement Period Adjustments	Preliminary Purchase Price and Allocation as of October 28, 2023
Purchase price:
Cash Consideration	$109,360	$17,944	$127,304
Due to Seller	19,040	(19,040)	—
Due from Seller for estimated contingent consideration	(3,500)	(5,399)	(8,899)
	$124,900	$(6,495)	$118,405
Fair value of assets and liabilities acquired:
Inventories	$46,700	$(4,184)	$42,516
Goodwill	36,787	(11,011)	25,776
Intangible assets	44,800	8,700	53,500
Accounts payable	(3,387)	—	(3,387)
	$124,900	$(6,495)	$118,405

We recorded an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The purchase price was subject to adjustments primarily based upon estimated contingent considerations as provided by the purchase agreement, which are based on recognized sales and incurred marketing costs for certain identified aged inventories and may result in the Seller paying us up to $15.0 million by March 2024. We recorded an estimated amount due from Seller at fair value based on our estimated probability of the conditions being met requiring payment. Any subsequent changes to the contingent consideration will be recorded to earnings. The allocation of the purchase price is based on certain preliminary valuations and analysis primarily related to the intangible assets that have not been completed as of the date of this filing. Subsequent changes, if any, in the estimated fair values assumed upon the finalization of more detailed analysis within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. We expect to finalize the valuations during the fourth quarter of 2023.

The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The fair value of the intangible assets relates to $46.9 million of an indefinite-lived tradename and $6.6 million of customer relationships, which is amortized over a useful life of 10 years, and are based on the excess earnings method under the income approach. The fair value measurements are based on significant unobservable inputs, including discounted future cash flows and customer attrition rates. The goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established design and sourcing process for casual footwear, including kids' footwear, with international distribution. Goodwill is expected to be deductible for income tax purposes. We incurred $2.9 million of acquisition-related costs in connection with the acquisition of Keds, which was included in operating expenses on the consolidated statements of operations.

COMBINED RESULTS OF ACQUIRED ENTITIES

The results of operations for Topo and Keds for the nine months ended October 28, 2023 were not material and are included in the condensed consolidated statements of operations within the Brand Portfolio segment. Supplemental pro forma results of operations reflecting the acquisitions are not presented as the impact on our consolidated financial results would not have been material.

3. REVENUE

DISAGGREGATION OF NET SALES

Net Sales by Brand Categories- The following table presents net sales disaggregated by brand categories for each segment:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended October 28, 2023
Owned Brands:(1)
Direct-to-consumer	$123,973	$—	$17,204	$—	$141,177
External customer wholesale, commission income, and other	—	—	61,905	—	61,905
Intersegment wholesale and commission income	—	—	14,948	(14,948)	—
Total Owned Brands	123,973	—	94,057	(14,948)	203,082
National brands	507,637	—	—	—	507,637
Canada Retail(2)	—	75,610	—	—	75,610
Total net sales	$631,610	$75,610	$94,057	$(14,948)	$786,329
Three months ended October 29, 2022
Owned Brands:(1)
Direct-to-consumer	$153,311	$—	$9,810	$—	$163,121
External customer wholesale, commission income, and other	—	—	66,530	—	66,530
Intersegment wholesale and commission income	—	—	31,118	(31,118)	—
Total Owned Brands	153,311	—	107,458	(31,118)	229,651
National brands	553,080	—	—	—	553,080
Canada Retail(2)	—	82,289	—	—	82,289
Total net sales	$706,391	$82,289	$107,458	$(31,118)	$865,020
Nine months ended October 28, 2023
Owned Brands:(1)
Direct-to-consumer	$362,931	$—	$43,604	$—	$406,535
External customer wholesale, commission income, and other	—	—	174,155	—	174,155
Intersegment wholesale and commission income	—	—	53,498	(53,498)	—
Total Owned Brands	362,931	—	271,257	(53,498)	580,690
National brands	1,540,107	—	—	—	1,540,107
Canada Retail(2)	—	199,831	—	—	199,831
Total net sales	$1,903,038	$199,831	$271,257	$(53,498)	$2,320,628

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Nine months ended October 29, 2022
Owned Brands:(1)
Direct-to-consumer	$440,343	$—	$24,130	$—	$464,473
External customer wholesale, commission income, and other	—	—	170,665	—	170,665
Intersegment wholesale and commission income	—	—	76,470	(76,470)	—
Total Owned Brands	440,343	—	271,265	(76,470)	635,138
National brands	1,702,856	—	—	—	1,702,856
Canada Retail(2)	—	216,888	—	—	216,888
Total net sales	$2,143,199	$216,888	$271,265	$(76,470)	$2,554,882
(1)    "Owned Brands" refers to those brands we have rights to sell through ownership or license arrangements. Beginning in the first quarter of 2023, sales of the Keds brand are included in Owned Brands as a result of our acquisition of Keds. Sales of the Keds brand in periods prior to the first quarter of 2023 are not restated, as this brand was considered a national brand during those periods.
(2)    We currently do not report the Canada Retail segment net sales by brand categories.

Net Sales by Product and Service Categories- The following table presents net sales disaggregated by product and service categories for each segment:

	Three months ended		Nine months ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales:
U.S. Retail segment:
Women's footwear	$406,044	$450,130	$1,236,800	$1,394,340
Men's footwear	136,455	151,106	419,008	461,035
Kids' footwear	54,521	65,638	143,978	171,742
Accessories and other	34,590	39,517	103,252	116,082
	631,610	706,391	1,903,038	2,143,199
Canada Retail segment:
Women's footwear	39,031	41,381	110,079	115,187
Men's footwear	18,526	20,334	51,272	56,224
Kids' footwear	15,145	17,291	30,778	36,700
Accessories and other	2,908	3,283	7,702	8,777
	75,610	82,289	199,831	216,888
Brand Portfolio segment:
Wholesale	74,099	95,837	219,592	237,748
Commission income and other	2,754	1,811	8,061	9,387
Direct-to-consumer	17,204	9,810	43,604	24,130
	94,057	107,458	271,257	271,265
Total segment net sales	801,277	896,138	2,374,126	2,631,352
Elimination of intersegment sales	(14,948)	(31,118)	(53,498)	(76,470)
Total net sales	$786,329	$865,020	$2,320,628	$2,554,882

During the three months ended October 28, 2023, we identified an error in the classification of certain net sales categories for the U.S. Retail segment in the Net Sales by Product and Service Categories table within Note 3, Revenue, of our condensed consolidated financial statements for the Quarterly Reports on Forms 10-Q for the first and second quarters of 2023. The above table for the nine months ended October 28, 2023 has been corrected to reflect the reduction of $22.2 million of U.S. Retail segment net sales from accessories and other and increases of $10.0 million and $12.2 million of U.S. Retail segment net sales to women’s footwear and men’s footwear, respectively, representing the impact of the error for the first and second quarters of 2023. This immaterial correction did not impact the condensed consolidated statements of operations, comprehensive income, or balance sheets.

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and loyalty programs:

	Three months ended		Nine months ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gift cards:
Beginning of period	$28,234	$30,118	$35,121	$36,783
Gift cards redeemed and breakage recognized to net sales	(12,764)	(14,341)	(45,601)	(50,896)
Gift cards issued	10,759	12,312	36,709	42,202
End of period	$26,229	$28,089	$26,229	$28,089
Loyalty programs:
Beginning of period	$16,762	$16,788	$16,900	$15,736
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(7,434)	(7,974)	(22,861)	(24,034)
Deferred revenue for loyalty points issued	7,923	8,795	23,212	25,907
End of period	$17,251	$17,609	$17,251	$17,609

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board, and members of his family (collectively, the "Schottenstein Affiliates"). As of October 28, 2023, the Schottenstein Affiliates beneficially owned 26% of the Company's outstanding common shares, representing 62% of the combined voting power of the Company, consisting of 7.0 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. We also leased a fulfillment center from a Schottenstein Affiliate through September 2022 that was not renewed. For the three months ended October 28, 2023 and October 29, 2022, we recorded rent expense from leases with Schottenstein Affiliates of $2.0 million and $2.3 million, respectively. For the nine months ended October 28, 2023 and October 29, 2022, we recorded rent expense from the leases with Schottenstein Affiliates of $6.0 million and $7.3 million, respectively. As of October 28, 2023, January 28, 2023, and October 29, 2022, we had related party current operating lease liabilities of $4.6 million, $5.6 million, and $5.4 million, respectively, and non-current operating lease liabilities of $17.7 million, $14.0 million, and $11.5 million, respectively.

Other Purchases and Services- For the three months ended October 28, 2023 and October 29, 2022, we had other purchases and services we incurred from the Schottenstein Affiliates of $0.8 million and $1.2 million, respectively. For the nine months ended October 28, 2023 and October 29, 2022, we had other purchases and services we incurred from the Schottenstein Affiliates of $2.0 million and $3.7 million, respectively.

Due to Related Parties- Amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

EQUITY METHOD INVESTMENTS

ABG-Camuto- We have a 40% ownership interest in ABG-Camuto. We are party to a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For the three months ended October 28, 2023 and October 29, 2022, we recorded royalty expense for amounts paid to ABG-Camuto of $4.5 million and $4.6 million, respectively. For the nine months ended October 28, 2023 and October 29, 2022, we recorded royalty expense for amounts paid to ABG-Camuto of $13.6 million and $13.7 million, respectively.

Le Tigre- In July 2022, we acquired a 33.3% ownership interest in Le Tigre. We are also party to a license agreement with Le Tigre whereby we pay royalties on our net sales of the Le Tigre brand, subject to guaranteed minimums. Activity with Le Tigre was immaterial for all periods presented.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings per share attributable to Designer Brands Inc.:

	Three months ended		Nine months ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Weighted average basic shares outstanding	58,633	64,245	62,860	68,924
Dilutive effect of stock-based compensation awards	2,772	4,895	2,432	4,363
Weighted average diluted shares outstanding	61,405	69,140	65,292	73,287

For the three months ended October 28, 2023 and October 29, 2022, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 2.4 million and 2.7 million, respectively. For the nine months ended October 28, 2023 and October 29, 2022, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 3.3 million and 2.8 million, respectively.

6. STOCK-BASED COMPENSATION

Stock-based compensation expense, included in operating expenses on the condensed consolidated statements of operations, consisted of the following:

	Three months ended		Nine months ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stock options	$—	$—	$—	$101
Restricted and director stock units	6,138	6,364	25,167	22,226
	$6,138	$6,364	$25,167	$22,327

The following table summarizes the stock-based compensation award share activity for RSUs for the nine months ended October 28, 2023:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	6,790	969
Granted	2,586	813
Vested	(4,107)	(249)
Forfeited	(519)	(250)
Outstanding - end of period	4,750	1,283

7. SHAREHOLDERS' EQUITY

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

The following table provides additional information for our common shares:

(in thousands)	October 28, 2023		January 28, 2023		October 29, 2022
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	91,613	7,733	88,803	7,733	88,770	7,733
Outstanding shares	49,053	7,733	55,921	7,733	55,888	7,733
Treasury shares	42,560	—	32,882	—	32,882	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

DIVIDENDS

On November 16, 2023, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on December 14, 2023 to shareholders of record at the close of business on November 30, 2023.

SHARE REPURCHASES

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. On June 8, 2023, we commenced a modified "Dutch Auction" tender offer (the "Tender Offer"), to purchase up to $100.0 million of the Company's Class A common shares. The Tender Offer expired on July 7, 2023 and on July 12, 2023, we repurchased 1.5 million Class A common shares under the Tender Offer at a purchase price of $10.00 per share and at an aggregate cost of $15.1 million, including transaction costs. During the nine months ended October 28, 2023, we repurchased an aggregate of 9.7 million Class A common shares, including open market purchases and the 1.5 million Class A common shares purchased under the Tender Offer, at an aggregate cost of $102.1 million, including transaction costs and excise tax. Share repurchases were funded from the proceeds from our Term Loan. As of October 28, 2023, $87.7 million of Class A common shares remained available for repurchase under the share repurchase program. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under the share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	October 28, 2023	January 28, 2023	October 29, 2022
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$39,858	$19,539	$53,304
Receivables without payment guarantee	8,517	5,241	2,572
Income tax receivable	43,024	44,021	165,218
Other receivables	15,879	9,274	8,729
Total receivables	107,278	78,075	229,823
Allowance for doubtful accounts	(362)	(312)	(1,077)
	$106,916	$77,763	$228,746

9. GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents the changes to goodwill by segment:

	Nine months ended
(in thousands)	October 28, 2023			October 29, 2022
	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$93,655	$—	$93,655
Canada Retail	41,357	(41,357)	—	43,114	(43,114)	—
Brand Portfolio	23,449	(19,989)	3,460	19,989	(19,989)	—
	158,461	(61,346)	97,115	156,758	(63,103)	93,655
Activity by Segment:
Canada Retail-
Currency translation adjustment	(1,619)	1,619	—	(2,671)	2,671	—
Brand Portfolio:
Purchase price and allocation adjustments for acquisition of Topo	868	—	868	—	—	—
Acquired Keds goodwill	25,776	—	25,776	—	—	—
	25,025	1,619	26,644	(2,671)	2,671	—
End of period by segment:
U.S. Retail	93,655	—	93,655	93,655	—	93,655
Canada Retail	39,738	(39,738)	—	40,443	(40,443)	—
Brand Portfolio	50,093	(19,989)	30,104	19,989	(19,989)	—
	$183,486	$(59,727)	$123,759	$154,087	$(60,432)	$93,655

INTANGIBLE ASSETS

Intangible assets consisted of the following:

(in thousands)	Cost	Accumulated Amortization	Net
October 28, 2023
Definite-lived customer relationships	$14,299	$(3,580)	$10,719
Definite-lived tradename	11,953	(899)	11,054
Indefinite-lived trademarks and tradenames	61,259	—	61,259
	$87,511	$(4,479)	$83,032
January 28, 2023
Definite-lived customer relationships	$7,852	$(1,454)	$6,398
Definite-lived tradename	10,853	(292)	10,561
Indefinite-lived trademarks and tradenames	14,907	—	14,907
	$33,612	$(1,746)	$31,866
October 29, 2022
Definite-lived customer relationships	$1,322	$(1,322)	$—
Definite-lived tradename	4,853	(162)	4,691
Indefinite-lived trademarks and tradenames	14,582	—	14,582
	$20,757	$(1,484)	$19,273

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	October 28, 2023	January 28, 2023	October 29, 2022
Gift cards	$26,229	$35,121	$28,089
Accrued compensation and related expenses	22,863	45,019	38,815
Accrued taxes	30,035	19,419	30,689
Loyalty programs deferred revenue	17,251	16,900	17,609
Sales returns allowances	20,977	18,107	19,722
Customer allowances and discounts	1,883	1,230	1,921
Other	64,145	54,880	77,060
	$183,383	$190,676	$213,905

11. DEBT

Debt consisted of the following:

(in thousands)	October 28, 2023	January 28, 2023	October 29, 2022
ABL Revolver	$330,571	$281,035	$415,467
Term Loan	50,000	—	—
Total debt	380,571	281,035	415,467
Less unamortized Term Loan debt issuance costs	(5,106)	—	—
Less current maturities of long-term debt	(2,500)	—	—
Long-term debt	$372,965	$281,035	$415,467

As of October 28, 2023, future maturities of debt are as follows:

(in thousands)
Remainder of 2023	$1,250
2024	2,500
2025	2,500
2026	2,500
2027	371,821
Total	$380,571

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") of up to $30.0 million, which was drawn in full on February 28, 2023. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of October 28, 2023, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $518.9 million, with $300.6 million in outstanding borrowings and $5.0 million in letters of credit issued, resulting in $213.3 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month, or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.5%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 7.6% as of October 28, 2023, commitment fees, and the amortization of debt issuance costs.

TERM LOAN

On June 23, 2023, we entered into the Term Loan, which provides for a maximum aggregate principal amount of $135.0 million, consisting of (A) borrowings at closing of a $45.0 million U.S. loan and a $5.0 million Canadian loan (denominated in USD) and (B) delay draw loans available to borrow up to $76.5 million in U.S. loans and $8.5 million in Canadian loans (denominated in USD). The Term Loan was amended on September 21, 2023 to extend the date through which the delay draw loans remain available, and on October 31, 2023, we borrowed $25.0 million of the delay draw loans with any remaining delay draw loans to be taken by January 31, 2024. The Term Loan matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028). The Term Loan is collateralized by a first priority lien on substantially all of our personal, real, and intellectual property and by a second priority lien on the assets used as collateral for the ABL revolver, primarily credit card receivables, accounts receivable, and inventory.

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 12.5% (effective interest rate of 13.4% when including the amortization of debt issuance costs) as of October 28, 2023.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and the Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of October 28, 2023, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

TERMINATION OF PREVIOUS TERM LOAN

On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our previous senior secured term loan agreement ("Previous Term Loan"). In connection with this settlement, during the nine months ended October 29, 2022, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

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

GUARANTEES

We provide guarantees for lease obligations that are scheduled to expire in 2025 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premise, we may be required to make full rent payments to the landlord. As of October 28, 2023, the total future payment requirements for these guarantees were approximately $5.5 million.

13. SEGMENT REPORTING

The following table provides certain financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended October 28, 2023
Net sales:
External customer sales	$631,610	$75,610	$79,109	$—	$786,329
Intersegment sales	—	—	14,948	(14,948)	—
Total net sales	$631,610	$75,610	$94,057	$(14,948)	$786,329
Gross profit	$200,268	$26,606	$28,654	$878	$256,406
Income from equity investments	$—	$—	$2,503	$—	$2,503
Three months ended October 29, 2022
Net sales:
External customer sales	$706,391	$82,289	$76,340	$—	$865,020
Intersegment sales	—	—	31,118	(31,118)	—
Total net sales	$706,391	$82,289	$107,458	$(31,118)	$865,020
Gross profit	$232,058	$31,298	$23,839	$(1,376)	$285,819
Income from equity investments	$—	$—	$2,290	$—	$2,290
Nine months ended October 28, 2023
Net sales:
External customer sales	$1,903,038	$199,831	$217,759	$—	$2,320,628
Intersegment sales	—	—	53,498	(53,498)	—
Total net sales	$1,903,038	$199,831	$271,257	$(53,498)	$2,320,628
Gross profit	$622,850	$67,591	$75,037	$2,054	$767,532
Income from equity investments	$—	$—	$6,972	$—	$6,972
Nine months ended October 29, 2022
Net sales:
External customer sales	$2,143,199	$216,888	$194,795	$—	$2,554,882
Intersegment sales	—	—	76,470	(76,470)	—
Total net sales	$2,143,199	$216,888	$271,265	$(76,470)	$2,554,882
Gross profit	$716,268	$81,145	$59,975	$(154)	$857,234
Income from equity investments	$—	$—	$6,670	$—	$6,670

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For the third quarter of 2023, net sales decreased 9.1% and total comparable sales decreased 9.3% compared to the same period last year. Net sales during the third quarter of 2023 from our Owned Brands decreased 11.6% compared to the same period last year, with Owned Brands representing 25.8% of consolidated net sales, down from 26.5% for the same period last year. At the beginning of 2023, we completed the acquisition of Keds, expanding our Owned Brands' reach into casual and athleisure footwear in the wholesale and direct-to-consumer e-commerce channels and complementing the additions of Le Tigre and Topo during 2022. We believe these acquisitions represent significant steps taken toward our long-term goal of net sales from our Owned Brands reaching one-third of total sales by 2026. Gross profit as a percentage of net sales for the third quarter of 2023 was 40 basis points lower when compared to the same period last year, primarily due to promotional pricing and the deleveraging effect of lower sales on fixed occupancy costs, which more than offset lower logistics costs including freight, shipping, and distribution.

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

During the second half of 2022 and continuing into 2023, our net sales declined as we experienced lower traffic and became more promotional under a more competitive landscape. Competitive pricing pressure has been exacerbated by a more promotional retail environment as the industry experienced a shift from tighter inventory positions to excess inventory and as macroeconomic conditions continue to impact discretionary consumer spending. These factors ultimately could require us to enact mitigating operating efficiency measures that could have a material adverse effect on business, operations, and results of operations.

FINANCIAL SUMMARY AND OTHER KEY METRICS

For the three months ended October 28, 2023:
•Net sales decreased to $786.3 million from $865.0 million for the same period last year.
•Gross profit as a percentage of net sales was 32.6% compared to 33.0% for the same period last year.
•Net income attributable to Designer Brands Inc. was $10.1 million, or $0.17 per diluted share, compared to $45.2 million, or $0.65 per diluted share, for the same period last year.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	Three months ended
	October 28, 2023	October 29, 2022
Change in comparable sales:
U.S. Retail segment	(9.8)%	1.1%
Canada Retail segment	(7.7)%	18.8%
Brand Portfolio segment - direct-to-consumer channel	7.0%	27.0%
Total	(9.3)%	3.0%

We consider the percent change in comparable sales from the same previous year period, a primary metric commonly used throughout the retail industry, to be an important measurement for management and investors of the performance of our direct-to-consumer businesses. We include in our comparable sales metric sales from stores in operation for at least 14 months at the beginning of the applicable year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include the e-commerce sales of the U.S. Retail and Canada Retail segments. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales include the e-commerce sales of the Brand Portfolio segment from the direct-to-consumer e-commerce site for the Vince Camuto brand. The e-commerce sales for Topo, Keds, and Hush Puppies will be added to the comparable base for the Brand Portfolio segment beginning with the first quarter of 2024, the second quarter of 2024, and the third quarter of 2024, respectively. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores- As of October 28, 2023 and October 29, 2022, we had the following number of stores:

	October 28, 2023	October 29, 2022
U.S. Retail segment - DSW stores	499	504
Canada Retail segment:
The Shoe Company stores	119	113
DSW stores	25	25
	144	138
Total number of stores	643	642

RESULTS OF OPERATIONS

THIRD QUARTER OF 2023 COMPARED WITH THIRD QUARTER OF 2022

(amounts in thousands, except per share amounts)	Three months ended
	October 28, 2023		October 29, 2022		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$786,329	100.0%	$865,020	100.0%	$(78,691)	(9.1)%
Cost of sales	(529,923)	(67.4)	(579,201)	(67.0)	49,278	(8.5)%
Gross profit	256,406	32.6	285,819	33.0	(29,413)	(10.3)%
Operating expenses	(230,788)	(29.4)	(222,232)	(25.7)	(8,556)	3.9%
Income from equity investments	2,503	0.3	2,290	0.3	213	9.3%
Impairment charges	—	—	(1,349)	(0.2)	1,349	NM
Operating profit	28,121	3.5	64,528	7.4	(36,407)	(56.4)%
Interest expense, net	(8,767)	(1.1)	(4,826)	(0.5)	(3,941)	81.7%
Non-operating expense, net	(162)	—	(152)	—	(10)	6.6%
Income before income taxes	19,192	2.4	59,550	6.9	(40,358)	(67.8)%
Income tax provision	(8,987)	(1.1)	(14,379)	(1.7)	5,392	(37.5)%
Net income	10,205	1.3	45,171	5.2	(34,966)	(77.4)%
Net income attributable to redeemable noncontrolling interest	(64)	—	—	—	(64)	NM
Net income attributable to Designer Brands Inc.	$10,141	1.3%	$45,171	5.2%	$(35,030)	(77.5)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.17		$0.70		$(0.53)	(75.7)%
Diluted earnings per share	$0.17		$0.65		$(0.48)	(73.8)%
Weighted average shares used in per share calculations:
Basic shares	58,633		64,245		(5,612)	(8.7)%
Diluted shares	61,405		69,140		(7,735)	(11.2)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Three months ended
(dollars in thousands)	October 28, 2023		October 29, 2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$631,610	78.8%	$706,391	78.8%	$(74,781)	(10.6)%	(9.8)%
Canada Retail	75,610	9.5	82,289	9.2	(6,679)	(8.1)%	(7.7)%
Brand Portfolio	94,057	11.7	107,458	12.0	(13,401)	(12.5)%	7.0%
Total segment net sales	801,277	100.0%	896,138	100.0%	(94,861)	(10.6)%	(9.3)%
Elimination of intersegment net sales	(14,948)		(31,118)		16,170	(52.0)%
Consolidated net sales	$786,329		$865,020		$(78,691)	(9.1)%

For the three months ended October 28, 2023, net sales decreased in the U.S. Retail segment with $68.0 million of the decline due to the decrease in comparable sales and the majority of the remaining decrease due to the impact of store closures since the end of the third quarter of 2022. The decrease in comparable sales for the U.S. Retail segment was largely driven by a decrease in comparable transactions of approximately 6%, driven by lower traffic, and a decrease in the comparable average sales amounts per transaction of approximately 4% as we were more promotional than we were during the same period last year. Net sales decreased in the Canada Retail segment primarily due to lower comparable sales. The decrease in comparable sales for the Canada Retail segment was primarily driven by lower comparable average sales amount per transaction. Net sales for the Brand Portfolio segment decreased with approximately $34.0 million of the decline due to lower wholesale sales as retailer customers continued to pull back on orders, partially offset primarily from the net sales added from acquired Topo and Keds businesses.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	October 28, 2023		October 29, 2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$200,268	31.7%	$232,058	32.9%	$(31,790)	(13.7)%	(120)
Canada Retail	26,606	35.2%	31,298	38.0%	(4,692)	(15.0)%	(280)
Brand Portfolio	28,654	30.5%	23,839	22.2%	4,815	20.2%	830
Total segment gross profit	255,528	31.9%	287,195	32.0%	(31,667)	(11.0)%	(10)
Net recognition (elimination) of intersegment gross profit	878		(1,376)		2,254
Consolidated gross profit	$256,406	32.6%	$285,819	33.0%	$(29,413)	(10.3)%	(40)

The decrease in consolidated gross profit was primarily driven by the decrease in consolidated net sales during the three months ended October 28, 2023 over the same period last year, partially offset by lower freight and shipping costs for all segments and lower distribution costs in the U.S. Retail segment as we realized the benefit of moving our digital fulfillment activities from our Ohio location to our New Jersey location. Gross profit as a percentage of net sales decreased by 120 basis points for the U.S. Retail segment when compared to the same period last year, primarily due to promotional pricing and the deleveraging effect of lower sales on fixed store occupancy costs, which more than offset lower logistics costs including freight, shipping and distribution. Gross profit as a percentage of net sales decreased 280 basis points for the Canada Retail segment when compared to the same period last year, primarily due to a mix shift in sales towards lower margin products and the deleveraging effect of lower sales on fixed store occupancy costs. Gross profit as a percentage of net sales increased 830 basis points for the Brand

Portfolio segment when compared to the same period last year, primarily due to the change in mix of products sold, improved inventory positions, and lower freight costs.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	October 28, 2023	October 29, 2022
Intersegment recognition and elimination activity:
Net sales recognized by Brand Portfolio segment	$(14,948)	$(31,118)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	9,857	21,426
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	5,969	8,316
	$878	$(1,376)

OPERATING EXPENSES

For the three months ended October 28, 2023, operating expenses increased by $8.6 million over the same period last year, primarily driven by an increase in marketing expenses and the additional operating expenses from the acquired businesses, partially offset by lower store payroll in line with lower sales. Operating expenses, as a percentage of net sales, increased 370 basis points over the same period last year, due to higher marketing expenses and the deleveraging of costs on lower sales.

INTEREST EXPENSE, NET

For the three months ended October 28, 2023, interest expense, net, increased by $3.9 million over the same period last year, primarily driven by overall higher interest rates on our debt, with higher rates on the ABL Revolver over the same period last year and the addition of the Term Loan.

NINE MONTHS OF 2023 COMPARED WITH NINE MONTHS OF 2022

(amounts in thousands, except per share amounts)	Nine months ended
	October 28, 2023		October 29, 2022		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$2,320,628	100.0%	$2,554,882	100.0%	$(234,254)	(9.2)%
Cost of sales	(1,553,096)	(66.9)	(1,697,648)	(66.4)	144,552	(8.5)%
Gross profit	767,532	33.1	857,234	33.6	(89,702)	(10.5)%
Operating expenses	(665,437)	(28.7)	(674,348)	(26.4)	8,911	(1.3)%
Income from equity investments	6,972	0.3	6,670	0.3	302	4.5%
Impairment charges	(649)	—	(4,237)	(0.2)	3,588	(84.7)%
Operating profit	108,418	4.7	185,319	7.3	(76,901)	(41.5)%
Interest expense, net	(22,296)	(1.0)	(10,530)	(0.4)	(11,766)	111.7%
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	(12,862)	(0.5)	12,862	NM
Non-operating income (expense), net	83	—	(109)	—	192	NM
Income before income taxes	86,205	3.7	161,818	6.4	(75,613)	(46.7)%
Income tax provision	(27,372)	(1.2)	(44,252)	(1.7)	16,880	(38.1)%
Net income	58,833	2.5	117,566	4.7	(58,733)	(50.0)%
Net income attributable to redeemable noncontrolling interest	(73)	—	—	—	(73)	NM
Net income attributable to Designer Brands Inc.	$58,760	2.5%	$117,566	4.7%	$(58,806)	(50.0)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.93		$1.71		$(0.78)	(45.6)%
Diluted earnings per share	$0.90		$1.60		$(0.70)	(43.8)%
Weighted average shares used in per share calculations:
Basic shares	62,860		68,924		(6,064)	(8.8)%
Diluted shares	65,292		73,287		(7,995)	(10.9)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Nine months ended
(dollars in thousands)	October 28, 2023		October 29, 2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$1,903,038	80.2%	$2,143,199	81.5%	$(240,161)	(11.2)%	(10.2)%
Canada Retail	199,831	8.4	216,888	8.2	(17,057)	(7.9)%	(4.8)%
Brand Portfolio	271,257	11.4	271,265	10.3	(8)	—%	6.0%
Total segment net sales	2,374,126	100.0%	2,631,352	100.0%	(257,226)	(9.8)%	(9.5)%
Elimination of intersegment net sales	(53,498)		(76,470)		22,972	(30.0)%
Consolidated net sales	$2,320,628		$2,554,882		$(234,254)	(9.2)%

For the nine months ended October 28, 2023, net sales decreased in the U.S. Retail segment with $214.0 million of the decline due to the decrease in comparable sales and the majority of the remaining decrease due to the impact of store closures since the end of the third quarter of 2022. The decrease in comparable sales for the U.S. Retail segment was largely driven by a decrease in comparable transactions of approximately 7%, driven by lower traffic, and a decrease in the comparable average sales amounts per transaction of approximately 3% as we were more promotional than we were during the same period last year. Net sales decreased in the Canada Retail segment with $10.5 million of the decline due to the decrease in comparable sales and the majority of the remaining decrease due to the unfavorable impact from foreign currency translation. The decrease in the comparable sales for the Canada Retail segment was impacted primarily by lower comparable average sales amount per transaction. Net sales for the Brand Portfolio segment were flat to last year with the net sales added from the acquired Topo and Keds businesses offset by lower wholesale sales as retailer customers pulled back on orders.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Nine months ended
(dollars in thousands)	October 28, 2023		October 29, 2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$622,850	32.7%	$716,268	33.4%	$(93,418)	(13.0)%	(70)
Canada Retail	67,591	33.8%	81,145	37.4%	(13,554)	(16.7)%	(360)
Brand Portfolio	75,037	27.7%	59,975	22.1%	15,062	25.1%	560
Total segment gross profit	765,478	32.2%	857,388	32.6%	(91,910)	(10.7)%	(40)
Net recognition (elimination) of intersegment gross profit	2,054		(154)		2,208
Consolidated gross profit	$767,532	33.1%	$857,234	33.6%	$(89,702)	(10.5)%	(50)

The decrease in consolidated gross profit was primarily driven by the decrease in consolidated net sales during the nine months ended October 28, 2023 over the same period last year, partially offset by lower freight and shipping costs for all segments and lower distribution costs in the U.S. Retail segment as we realized the benefit of moving our digital fulfillment activities from our Ohio location to our New Jersey location. Gross profit as a percentage of net sales decreased 70 basis points for the U.S. Retail segment when compared to the same period last year, primarily due to the deleveraging effect of lower sales on fixed store occupancy costs, as well as being more promotional, partially offset by lower logistics costs including freight, shipping, and distribution. Gross profit as a percentage of net sales decreased 360 basis points for the Canada Retail segment when compared to the same period last year, primarily due to a mix shift in sales towards lower margin products and the deleveraging effect of lower sales on fixed store occupancy costs. Gross profit as a percentage of net sales increased 560 basis points for the Brand Portfolio segment when compared to the same period last year, primarily due to the change in mix of products sold, improved inventory positions, and lower freight costs.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Nine months ended
(in thousands)	October 28, 2023	October 29, 2022
Intersegment recognition and elimination activity:
Net sales recognized by Brand Portfolio segment	$(53,498)	$(76,470)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	38,134	52,149
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	17,418	24,167
	$2,054	$(154)

OPERATING EXPENSES

For the nine months ended October 28, 2023, operating expenses decreased by $8.9 million over the same period last year, primarily driven by a decrease in incentive compensation and store payroll in line with lower net sales, partially offset by an increase in CEO transition, restructuring, integration, and acquisition costs, as well as the additional operating expenses from the acquired businesses. Operating expenses, as a percentage of net sales, increased 230 basis points over the same period last year, due to the lower net sales as we deleveraged our costs.

INTEREST EXPENSE, NET

For the nine months ended October 28, 2023, interest expense, net, increased by $11.8 million over the same period last year, primarily driven by overall higher interest rates on our debt, with higher rates on the ABL Revolver over the same period last year and the addition of the Term Loan.

LOSS ON EXTINGUISHMENT OF DEBT AND WRITE-OFF OF DEBT ISSUANCE COSTS

In connection with the settlement of our Term Loan on February 8, 2022, during the nine months ended October 29, 2022, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs. As a result of the replacement of the ABL Revolver during 2023, we also wrote off $0.2 million of debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally.

During 2023, we had the following significant transactions that impacted our liquidity:
•On February 4, 2023, we completed the acquisition of Keds with $127.3 million in cash consideration, funded with available cash and borrowings on the ABL Revolver.
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

•The Term Loan was amended on September 21, 2023 to extend the date through which the delay draw loans remain available and on October 31, 2023, we borrowed $25.0 million of the delay draw loans with any remaining delay draw loans to be taken by January 31, 2024.
•We repurchased an aggregate 9.7 million Class A common shares, including open market purchases and purchases under the Tender Offer, at an aggregate cost of $102.1 million, including transaction costs and excise tax, under our share repurchase program. As of October 28, 2023, $87.7 million of Class A common shares remained available for repurchase under the share repurchase program.

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

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Nine months ended
(in thousands)	October 28, 2023	October 29, 2022	Change
Net cash provided by operating activities	$202,521	$37,940	$164,581
Net cash used in investing activities	(169,811)	(56,009)	(113,802)
Net cash provided by (used in) financing activities	(36,098)	9,246	(45,344)
Effect of exchange rate changes on cash balances	(740)	(1,361)	621
Net decrease in cash, cash equivalents and restricted cash	$(4,128)	$(10,184)	$6,056

OPERATING CASH FLOWS

The increase in net cash provided by operations was largely driven by lower spend on working capital during the nine months ended October 28, 2023 over the same period last year, due to the decreased investment in inventory with the slowdown in sales, as discussed above in the results of operations, and the timing of payments on liabilities, which was partially offset by the decrease in net income recognized in the nine months ended October 28, 2023 over the same period last year, after adjusting for non-cash activity including depreciation and amortization and the loss on extinguishment of debt and write-off of debt issuance costs.

INVESTING CASH FLOWS

For the nine months ended October 28, 2023, net cash used in investing activities was primarily due to the acquisition of Keds for $127.3 million and capital expenditures of $42.3 million relating to infrastructure and IT projects, new stores, and store improvements. For the nine months ended October 29, 2022, net cash used in investing activities was primarily due to capital expenditures of $41.9 million relating to infrastructure and IT projects and store improvements as well as our $8.2 million investment in Le Tigre.

FINANCING CASH FLOWS

For the nine months ended October 28, 2023, net cash used in financing activities was primarily due to the repurchase of 9.7 million Class A common shares at an aggregate cost of $102.1 million, payments of $15.7 million for taxes for stock-based compensation shares withheld, and payments of dividends of $9.3 million, partially offset by proceeds from the issuance of the Term Loan of $50.0 million and net receipts of $49.5 million from our ABL Revolver. For the nine months ended October 29, 2022, net cash provided by financing activities was primarily due to net receipts of $415.5 million from our revolving lines of credit, partially offset by payments of $238.2 million for the settlement of the Previous Term Loan, the repurchase of 10.7 million Class A common shares at an aggregate cost of $147.5 million, and the payments of dividends of $10.3 million.

DEBT

ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a FILO Term Loan of up to $30.0 million, which was drawn in full on February 28, 2023. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of October 28, 2023, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $518.9 million, with $300.6 million in outstanding borrowings and $5.0 million in letters of credit issued, resulting in $213.3 million available for borrowings.

Term Loan- On June 23, 2023, we entered into a Term Loan that provides for a maximum aggregate principal amount of $135.0 million, which is made up of (a) borrowings at closing of a $45.0 million U.S. loan and a $5.0 million Canadian loan (denominated in USD) and (b) delay draw loans available to borrow up to $76.5 million in U.S. loans and $8.5 million in Canadian loans (denominated in USD). The Term Loan was amended on September 21, 2023 to extend the date through which the delay draw loans remain available, and on October 31, 2023, we borrowed $25.0 million of the delay draw loans with any remaining delay draw loans to be taken by January 31, 2024. The Term Loan matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028). The Term Loan is collateralized by a first priority lien on substantially all of our personal, real, and intellectual property and by a second priority lien on the assets used as collateral for the ABL revolver, primarily credit card receivables, accounts receivable, and inventory.

Debt Covenants- The ABL Revolver required us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of October 28, 2023, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Termination of Previous Term Loan- On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our Previous Term Loan. In connection with this settlement, during the nine months ended October 29, 2022, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

Refer to Note 11, Debt, of the condensed consolidated financial statements of this Form 10-Q for further information about our debt arrangements.

CAPITAL EXPENDITURE PLANS

We expect to spend approximately $55.0 million to $60.0 million for capital expenditures in 2023, $42.3 million of which was spent during the nine months ended October 28, 2023. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the Class A common shares repurchased during the three months ended October 28, 2023:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 30, 2023 to August 26, 2023	4,457	$10.11	4,454	$121,415
August 27, 2023 to September 30, 2023	3,380	$10.99	3,111	$87,677
October 1, 2023 to October 28, 2023	6	$11.86	—	$87,677
	7,843	$10.49	7,565
(1)    The total number of shares repurchased includes shares repurchased as part of publicly announced programs and 278,015 shares withheld in connection with tax payments due upon vesting of stock-based compensation awards.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. We anticipate declaring dividends on a quarterly basis. On November 16, 2023, the Board of Directors declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on December 14, 2023 to shareholders of record at the close of business on November 30, 2023.

RESTRICTIONS

The ABL Revolver and the Term Loan contain customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

During the three months ended October 28, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.1*	First Amendment dated as of September 21, 2023, to Term Credit Agreement dated as of June 23, 2023 among Designer Brands Inc., Designer Brands Canada Inc., certain of domestic subsidiaries as guarantors, the lenders party thereto, and PLC Agent LLC, as Administrative Agent and Lead Arranger.	-	-	-	-
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	December 5, 2023	By:	/s/ Jared A. Poff
Jared A. Poff
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)