Form 10-K
period 2024-02-03
Designer Brands Inc.
filed 2024-03-25
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 3, 2024
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

The aggregate market value of the registrant's Class A common shares held by non-affiliates of the registrant as of July 29, 2023, was $475,747,686.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 18, 2024: 49,507,730 Class A common shares and 7,732,733 Class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, which statement will be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (this "Form 10-K") mean Designer Brands Inc. and its subsidiaries.

We own many trademarks and service marks. This Form 10-K may contain trademarks, trade dress, and tradenames of other companies. Use or display of other parties' trademarks, trade dress or trade names is not intended to and does not imply a relationship with the trademark, trade dress or trade name owner.

We have included certain website addresses throughout this Form 10-K as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-K.

i

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-K may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon current plans, estimates, expectations, and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of any forward-looking statements should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this Form 10-K, including those factors described under Part I, Item 1A. Risk Factors, there are a number of important factors that could cause actual results, performance, or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
•uncertain general economic conditions, including recession concerns, rising interest rates, inflationary pressures, and the related impacts to consumer discretionary spending;
•our ability to anticipate and respond to rapidly changing consumer preferences, customer expectations, and fashion trends;
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
•risks related to the implementation of new or updated IT systems;
•our ability to protect our reputation and to maintain the brands we license;
•our reliance on our loyalty programs and marketing to drive traffic, sales, and customer loyalty;
•our ability to retain our existing management team, and to continue to attract qualified new personnel;
•risks related to restrictions imposed by our senior secured asset-based revolving credit facility, as amended ("ABL Revolver"), and our senior secured term loan credit agreement, as amended ("Term Loan"), that could limit our ability to fund our operations;
•our competitiveness with respect to style, price, brand availability, shopping platforms, and customer service;
•risks related to our international operations and our reliance on foreign sources for merchandise;
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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

Designer Brands Inc., originally founded as DSW Inc., is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company and DSW banners through its direct-to-consumer Canada stores and e-commerce sites. Together, the U.S. Retail and Canada Retail segments are referred to as the "retail segments." The Brand Portfolio segment earns revenue from the wholesale of products to retailers and international distributors, commissions for serving retailers as the design and buying agent for products under private labels, and the sale of branded products through our direct-to-consumer e-commerce sites for the Vince Camuto, Keds, Hush Puppies, and Topo brands.

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

RETAIL SEGMENTS

BANNERS

We offer a wide assortment of dress, casual, and athletic footwear and accessories for women, men and kids under the following banners:
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

Our e-commerce platforms offer customers convenient, 24/7 access to our products through our websites, including mobile-optimized sites, and our mobile DSW application. Our omni-channel capabilities allow customers to order a wide range of styles, sizes, widths and categories. Online orders in the U.S. and Canada can be fulfilled from any one of our stores. Online orders from the U.S. can also be fulfilled from our distribution center located in New Jersey ("East Coast Logistics Center"), which is a shared facility with the Brand Portfolio segment, or directly from our vendors (referred to as "drop ship"). Our order routing optimization system determines the best location to fulfill digitally-demanded products, which allows us to optimize our operating profit. To further meet customer demand of how they receive products, we provide our customers options to Buy Online Pick Up in Store, Buy Online Ship to Store, and Curbside Pickup in the majority of our locations. Likewise, returns may be shipped to us or brought back to any of our locations.

ASSORTMENT

In the retail segments, we sell a large assortment of national brands and brands we have rights to sell through ownership or license arrangements, which we refer to as "Owned Brands." We believe that offering a robust assortment of our Owned Brands alongside top national brands within the retail segments provides our customers with a unique assortment and allows us to lean into our integrated business model for providing value. In addition to disaggregating our net sales between Owned Brands and national brands, we disaggregate our net sales for our retail segments into four primary categories: women's footwear, men's footwear, kids' footwear, and accessories and other. Refer to Note 3, Revenue, of the consolidated financial statements of this Form 10-K for the disaggregation of net sales.

The following table presents certain data about the sourcing of our merchandise for our retail segments:

	2023	2022
Number of unrelated third-party merchandise vendors at end of fiscal year	412	420
Percentage of purchases from:
Brand Portfolio segment sourced Owned Brands	9%	8%
Top three national brand vendors	21%	22%

LOYALTY PROGRAMS

We invite customers to join our VIP rewards programs, which enable members to earn points toward discounts on future purchases. Our VIP rewards programs provide timely customer insights and create stronger customer engagement, while driving a higher-than-average level of customer spend.

The following table presents the number of members enrolled in our loyalty programs that have made a purchase over the prior two years and the percentage of retail segments' net sales generated from these members:

	2023	2022
Number of VIP members at end of the fiscal year (in millions)	32.1	32.1
Percentage of retail segments' net sales generated from VIP members	90%	89%

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

Inventory management is important to our business. We manage our inventory levels based on anticipated sales and the delivery requirements of our customers. Our inventory management strategy is focused on continuing to meet consumer demand, while improving our efficiency over the long term by enhancing systems and processes.

BRAND PORTFOLIO SEGMENT

BRANDS

The Brand Portfolio segment designs, develops, and sources footwear and accessories of our Owned Brands for the sale of wholesale merchandise to our retail segments and our other retailer customers. We also earn commission-based income for serving retailers as their design and buying agent, while leveraging our overall design and sourcing infrastructure. In addition, we sell our branded products on direct-to-consumer e-commerce sites for the Vince Camuto, Keds, Hush Puppies, and Topo brands. Refer to Note 3, Revenue, of the consolidated financial statements of this Form 10-K, for the Brand Portfolio segment's total net sales attributable to each channel. The Brand Portfolio segment has five customers that made up 40.0% of its segment net sales in 2023, excluding intersegment net sales, and the loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.

Using 2021 net sales as a baseline, we have a long-term goal of doubling the net sales from our Owned Brands by 2026 for all of our segments combined, while maintaining our net sales of national brands in our retail segments. We expect this long-term goal will result in approximately one-third of our total net sales coming from Owned Brands by 2026. During 2023 and 2022, the net sales of Owned Brands represented 25.8% and 25.5%, respectively, of consolidated net sales, compared to a baseline of 19.6% from 2021. We believe that increasing net sales from our Owned Brands products will not only drive growth and expand our gross margin but will also elevate our presence as a brand builder. Refer to Note 3, Revenue, of the consolidated financial statements of this Form 10-K, for the disaggregation of net sales.

Equity Investments and Licensing Rights- Our equity investments in ABG-Camuto, LLC ("ABG-Camuto") and Le Tigre 360 Global LLC ("Le Tigre") are an integral part of the Brand Portfolio segment. We have a 40.0% ownership interest in ABG-Camuto, a joint venture that owns the intellectual property rights of Vince Camuto and other brands. We are party to a licensing agreement with ABG-Camuto, which grants us the exclusive right to design, source, and sell footwear and handbags under the brands that ABG-Camuto owns. In July 2022, we acquired a 33.3% ownership interest in Le Tigre, which manages the Le Tigre brand. We are also party to a license agreement with Le Tigre, which grants us the exclusive right to design, source, and sell Le Tigre-branded footwear. In addition, we own the licensing rights for footwear and handbags of the Lucky Brand and the licensing rights for footwear of the Jessica Simpson brand and, beginning in 2023, the Hush Puppies brand.

Acquisitions- On December 13, 2022, we acquired a 79.4% ownership interest in Topo Athletic LLC ("Topo"). Topo is a designer of specialty athletic footwear that sells its Topo branded products at wholesale to retailers and international distributors and through its direct-to-consumer e-commerce site. The Topo acquisition provides us with expanded capabilities within the athletic footwear market. On February 4, 2023, we acquired the Keds business ("Keds"), including the Keds brand, inventory, and inventory-related accounts payable, from Wolverine World Wide, Inc. The Keds business designs, sources, and sells branded footwear at wholesale to retailers and international distributors and through its direct-to-consumer e-commerce sites.

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

The manufacturers of our products are required to meet our quality, human rights, local compliance, safety, and other standard requirements. These vendors are expected to respect local laws, rules, and regulations of the countries in which they operate and have pledged to follow the standards set forth in the Company's Vendor Code of Conduct, which details our dedication to human rights, labor rights, environmental responsibility, and workplace safety. The majority of our wholesale inventory is shipped directly from factories in foreign countries to our East Coast Logistics Center where the inventory is then processed, sorted, and provided to our customers' shipping carriers.

The following table presents the percentages of the Brand Portfolio segment's purchases of merchandise units sourced by country:

	2023	2022
China	76%	76%
Vietnam	10%	9%
India	5%	4%
Cambodia	5%	1%
Brazil	3%	9%
All other foreign locations	1%	1%

COMPETITION

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including department stores, online retailers, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, brand-oriented discounters, multi-channel specialty retailers, and brand suppliers. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with brands that are well known.

CHIEF EXECUTIVE OFFICER TRANSITION

In January 2023, we announced our succession process relating to the Company's Chief Executive Officer ("CEO") role whereby our former CEO, Roger Rawlins, stepped down from his role as CEO and as a member of the Company's Board of Directors (the "Board") effective April 1, 2023, at which time Doug Howe, who previously served as Executive Vice President of the Company and President of DSW, assumed the CEO role and joined the Board. As previously disclosed, Mr. Rawlins commenced service as a strategic advisor to the Company and the Board effective April 1, 2023 and will continue in this role through April 1, 2024 under the terms of a transition and consulting agreement.

HUMAN CAPITAL MANAGEMENT

We believe the strength of our workforce is critical to our success. Our associates strive every day to create a welcoming and inclusive environment for themselves and our customers to advance our mission of inspiring self-expression. One of our core strategies is to invest in and support our associates who are key to differentiating our products and experiences in the competitive footwear market. We monitor and adapt as necessary to maintain our competitive position, including the following areas of focus:

WORKFORCE

Our key human capital management objectives are to attract, develop, advance, and retain the highest quality talent. To support these objectives, our human resources programs aim to:
•develop associates to prepare them for critical roles and leadership positions for the future;
•reward and support associates through competitive pay, benefits, and perquisite programs;
•cultivate an associate-centric culture where our associates feel empowered, valued, inspired, and included;
•acquire talent and facilitate internal talent mobility to create a high-performing diverse workforce;
•embrace hybrid and remote work arrangements where possible to utilize flexibility as a competitive advantage; and
•evolve and invest in technology, tools, and resources to support our associates at work.

As of February 3, 2024, we employed approximately 14,000 associates worldwide, approximately 12,000 of whom are employed in the U.S.

TOTAL REWARDS

To remain an employer of choice and maintain the strength of our workforce, we continually assess the current business environment and labor market to refine our compensation practices, benefit programs, and other associate resources. We have a history of investing in our workforce and offer comprehensive, relevant, and innovative benefits to eligible associates in the U.S.

Compensation-
•We strive to provide market competitive pay targeting the middle of the market in most cases.
•We establish a minimum starting pay rate for each U.S. store that exceeds applicable minimum wage requirements.
•To be competitive for logistics center talent, we increased the start rates in 2023 and continually monitor local pay practices.
•We monitor pay equity and invest in pay processes that allow us to assess whether associates with similar roles and experience earn equal pay for comparable work.
•We provide a Compensation Essentials training module that educates and equips managers to facilitate healthy conversations about compensation. Every manager is expected to complete this training.
•Our incentive plans provide additional cash compensation upon the achievement of results that meet or exceed defined goals for eligible store management, logistics centers, and corporate associates.
•We provide retirement benefits with a safe harbor 401(k) plan that includes an employer matching contribution of up to 4% of associate contributions.

Health & Wellbeing- We understand the importance of taking care of our associates and that every associate's journey is unique. Our inclusive benefits approach provides support and resources needed to care for them and their loved ones. We invest in comprehensive health and wellbeing benefits that help attract and retain the talent necessary to achieve our goals, some of which are highlighted below.

Comprehensive health insurance coverage is available to full-time and Affordable Care Act eligible part-time associates through multiple medical plans. These plans include prescription and vision insurance, as well as:
•Concierge care coordinators and nurses who can assist with clinical support for health conditions, locate high-quality physicians, advocate to resolve insurance billing issues, connect members to available community resources, and answer member benefit questions.
•Free unlimited access to U.S. board-certified physicians, via phone or video, for general medical, dermatology, and mental health services.
•Specialty prescription drug medications, with many at no cost.
•Concierge support and access to fertility centers across the U.S. as well as up to two cycles of in vitro fertilization or other fertility services in addition to necessary fertility medication and testing.
•Expert nurse care coordinator support provided through our maternity program.
•Medical access travel benefits for those who must travel greater than 100 miles from home to obtain access to covered medical care.

All full-time associates are eligible for:
•Company subsidized dental insurance.
•Company-provided life and accidental death and dismemberment insurance.
•Pay for short-term disability, parental leave, and jury duty.
•Voluntary benefits (long-term disability, accident, hospital indemnity and critical illness) and flexible spending accounts.
•Adoption assistance with reimbursement of up to $10,000 of eligible expenses for each adoption.
•Up to $5,250 in tuition reimbursement annually, plus access to partner schools who offer capped annual tuition to receive a degree at little to no cost when combined with our reimbursement.

All full-time and part-time associates are eligible for:
•Company paid time off, military, and bereavement pay.
•Generous product discounts at DSW, American Eagle Outfitters/Aerie, and American Signature/Value City Furniture.
•Free counseling for all associates, their dependents, and their family members, including access to licensed counselors, work/life balance support, and bereavement specialists.
•Free accredited general education college courses as well as discounted tuition offerings through multiple partner schools.
•Discounted legal support in areas such as civil/criminal needs, family disputes, immigration law, landlord/tenant issues, and basic document preparation.
•Free financial help including debt counseling, lease/purchase guidance, taxes, financial planning, and college funding.

TALENT DEVELOPMENT

To help our associates succeed in their roles, we emphasize continuous learning and development opportunities. Training provided through our online learning platform includes nearly 240 resources, including videos, self-paced on-demand learning, and virtual instructor-led sessions. A wide variety of resources are designed to address the needs of our entire workforce, from entry-level associates to our most senior executives. During 2023, over 8,000 associates completed approximately 80,000 learning experiences through our online learning platform. We invest resources in professional development and growth as a means of improving associate performance, engagement, and retention. We believe that our continued focus on frequent and constructive performance feedback, talent reviews, succession planning, and retention have contributed to a strong internal promotion rate.

PHILANTHROPY THROUGH DESIGNER BRANDS FOUNDATION

We are committed to good corporate citizenship. Not only do we strive to create positive impacts within our organization, but we aim to better the communities in which we conduct business. In 2023, we officially launched our charitable Designer Brands Foundation to expand our corporate giving. The Designer Brands Foundation's mission is to advance empowerment of individuals, removing barriers, and helping them put their best foot forward in the diverse communities in which we live, serve, and work. The Designer Brands Foundation features three primary areas of focus:
1.Empowerment- Support organizations that prioritize empowerment and build self-confidence without discrimination.
2.Diversity, Equity & Inclusion ("DE&I")- Support organizations whose key constituents align with the diversity dimensions represented by our Business Resource Groups ("BRGs").
3.Community- As the places where our associates live and work are vitally important to us, we support the organizations that put our local communities first and provide opportunities for our associates to give back through volunteering and donations.

DBI Gives, our philanthropic Community Interest Group ("CIG"), aims to inspire community involvement and enhance associate engagement through volunteering and three primary areas of partnership:
1.Soles4Souls- Soles4Souls creates sustainable jobs and provides relief through the distribution of shoes and clothing around the world, while giving shoes and garments a second life. Since partnering with Soles4Souls in 2018, we are proud to have donated over 9 million pairs of shoes, including 1.7 million pairs in 2023. In 2023, we focused our store register donation efforts in support of Soles4Souls, generating over $2.1 million in customer-funded donations, which is more than three times the monetary donations we made to Soles4Souls in 2022.
2.Two Ten Footwear Foundation- Two Ten provides scholarships and financial aid as well as free counseling and community resources to people working in the footwear industry. Many of our own associates have been beneficiaries of Two Ten's programs. We support Two Ten with corporate financial donations and subject matter expertise to continue to enrich their community program offerings.
3.Hometown Partnerships- From annual United Way fundraisers to American Red Cross blood drives, local nonprofit partnerships, and associate volunteering efforts, we always look for ways to support and better the communities in which we live, serve, and work. During the 2023 holiday season, associates globally participated in giving back to their local communities. Our DSW and The Shoe Company stores across the U.S. and Canada collected and donated food items to their local food banks. Our corporate teams in the U.S., Canada, Brazil, and China gathered to give their time assembling cold-weather kits for those experiencing homelessness, packing meals for those with serious illnesses, hosting blood drives, and more.

DIVERSITY, EQUITY, AND INCLUSION

From the inside out, DE&I at Designer Brands starts with an inclusive and equitable workplace, one where all associates belong and are empowered to be their authentic selves, bringing their unique backgrounds, perspectives, and experiences to the table. We believe that empowering our differences powers up innovation and ignites positive change. That core belief, best expressed in our mission of "We inspire self-expression" extends to our customers, communities, and supply chain, fueling our passion to help change the industry and advance prosperity for all.

Formal ways for associates, on a voluntary basis, to be involved and ignite innovation and positive change include:
•BRGs - associate-led groups organized around a common diversity dimension to foster an inclusive and engaging work environment for all.
•CIGs - associate-led groups based on a common passion or interest to drive a sense of community and shared purpose.
•Diversity Councils - associate-led groups organized to create a sense of inclusion and belonging for those who work in our stores and logistics centers.

All groups are inclusive and open to any associate who wants to join, and associates can join as many groups as they choose. Our BRGs, CIGs, and Diversity Councils provide a unique strategic perspective based on shared experience, background, and allyship while promoting diversity and belonging in our workplace and community in alignment with our business goals. We proudly support eight BRGs, four CIGs, and two Diversity Councils (one in the U.S. and one in Canada). In 2023, we launched our first BRG/CIG/Diversity Council Day of Connection with the purpose of educating, engaging, and increasing the participation of our associates and leaders in these groups. Our DE&I principles are also reflected in our associate training programs, which address our policies against harassment, bullying, and bias in the workplace.

We strive to maintain a diverse and inclusive workforce. As of February 3, 2024, 78% of our U.S. based associates self-identified as female and 56% of our U.S. associate population self-identified as people of color. Additionally, 36% of the Board and 58% of executives in vice president and above positions self-identified as female.

Mr. Howe, Designer Brands' CEO, is a proud signatory of the CEO Action for Diversity & Inclusion Pledge, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. This demonstrates our top-down approach to furthering our goals of cultivating open dialogue, expanding diversity training, sharing best practices with other companies, and engaging our Board in the evaluation of our progress. For the fourth consecutive year, Designer Brands has been recognized for its LGBTQ+ inclusion efforts receiving the Equality 100 Award by earning the top score of 100 in the Human Rights Campaign Foundation's 2023-2024 Corporate Equality Index. Designer Brands has also been recognized by Forbes as one of "The Best Employers for Diversity" for 2023.

With a goal of increasing diversity in the footwear design world, in 2022, we partnered with legendary footwear designer and president of Pensole Lewis College of Business and Design, Dr. D'Wayne Edwards. In 2023, we celebrated the grand opening of the JEMS by PENSOLE factory located in Somersworth, New Hampshire, as one of the first black-owned footwear factories in the U.S. The development and opening of the factory represent the culmination of our $2.0 million investment focused on advancing action-oriented DE&I. In the fall of 2023, we launched the FIRST JEM, the inaugural shoe from JEMS by PENSOLE, in select stores and online. Ultimately, this partnership is aimed at creating careers and investing in diverse, talented, and aspiring designers to become the future of our industry.

Each step we take brings us closer to realizing our vision of DE&I. We are committed to continuing to walk the walk and aspiring to create conditions for everyone to put their best foot forward without barriers and to reach their highest potential.

We believe that paying our associates fairly, regardless of gender, race, ethnicity, or any other status, enables us to deliver on our goal of creating an inclusive environment where we can all be ourselves, contribute ideas, and do our best work. To this end, we take several steps to ensure pay rates are fair, competitive, and based on job-related factors. For example, we regularly review external market data, internal pay grades, position of pay in the pay range, as well as individual factors such as performance, training, and prior experience related to the work, to ensure fair pay. We also invest in pay processes that allow us to assess whether associates with similar roles and experience earn equal pay for comparable work.

ASSOCIATE ENGAGEMENT

Our culture is a towering strength of Designer Brands, and that culture is built upon and codified by a set of unified values that guide how we aspire to operate as a collective organization. The values are a creation of our associates, inclusive and representative of our global organization, having resulted from a process wherein associates were invited to join conversations to identify and define our organizational values and subsequently discuss how to integrate them into our culture. As a result, they come to life internally for our associates as they are reflected in how: "we love what we do; we own what we do; we do what's right; and we belong."

We provide all associates with the opportunity to share their opinions and feedback in relation to their employment experience through engagement surveys performed on a regular basis across all business segments. Results of the surveys are measured and analyzed with a goal of enhancing the associate experience, strengthening engagement and retention, and driving change. In addition to Company-led surveys, leaders are encouraged to conduct "skip level" touch bases, host roundtable chats, and conduct follow-up activities to better understand associate feedback. Upon exiting the Company, associates who voluntarily leave the business are provided with an exit survey to help us measure satisfaction and engagement, in addition to identifying the factors that may have contributed to pursuing another opportunity.

We continue to develop opportunities for associate connection and engagement in the evolving workplace environment by listening to our associates and taking actions on what is most important and impactful to them. One of the things our associates tell us is important to them is recognition. Our "Inspire Greatness" recognition program provides various means to recognize and reward associate accomplishments and work anniversaries.

GOVERNMENT REGULATIONS

Our business activities are global and subject to various federal, state, local, and foreign laws, rules, and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations, and tax requirements, such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries where our products are manufactured or imported from may, from time to time, impose additional duties, tariffs, or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business, results of operations, and competitive position. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. For more information on the potential impacts of government regulations affecting our business, see Item 1A. Risk Factors.

INTELLECTUAL PROPERTY

We own numerous trademarks, service marks, and domains in the U.S., Canada, and internationally, such as Crown Vintage®, DSW®, DSW Shoe Warehouse®, DSW Designer Shoe Warehouse®, Keds®, Kelly & Katie®, Mix No.6®, Pro-Keds®, and Topo Athletic®. We also have a 40% ownership interest in ABG-Camuto, which owns the Vince Camuto® trademark, and a 33.3% ownership interest in Le Tigre, which owns the Le Tigre® trademark. As of February 3, 2024, we have approximately 900 trademark registrations and pending applications in the U.S., Canada, and internationally. We consider our trademarks, service marks, and domains to have significant value and to be important to building our name recognition.

SEASONALITY

Our business consists of two principal selling seasons: the spring season, which includes the first and second fiscal quarters, and the fall season, which includes the third and fourth fiscal quarters. Typically, net sales are slightly higher in the fall season than in the spring season. However, this may not hold true when net sales are influenced by global economic conditions, changes in weather conditions, the timing of acquisitions, and our customers' interest in new seasonal styles.

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

RISKS RELATING TO MACROECONOMIC AND INDUSTRY CONDITIONS

A downturn in global economic conditions or a decline in consumer confidence in the economy has adversely affected discretionary consumer spending and may continue to do so, which has impacted, and likely will continue to impact, our business.

Adverse global economic conditions that are caused by events or conditions beyond our control create uncertainties and have in the past impacted our business and may in the future materially adversely affect our business, results of operations, and financial condition. These adverse economic conditions include inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, public health threats, international hostilities, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products we sell, and other matters that influence consumer confidence.

Throughout 2023, a downturn in global economic conditions, most notably the growing concerns of a potential recession, rising interest rates, inflationary pressures, and significant foreign currency volatility, adversely impacted discretionary consumer income levels and spending for our customers. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. During 2023, our net sales declined as we experienced overall lower direct-to-consumer traffic and we became more promotional in an increasingly competitive landscape.

Additionally, our major retailer customers for our Brand Portfolio segment may experience a significant downturn in their businesses as a result of macroeconomic conditions and, in turn, these customers may reduce their purchases from us, which may have a material adverse effect on our business. Competitive pricing pressure has been exacerbated by a more promotional retail environment as the industry experienced a shift from tighter inventory positions to excess inventory and as macroeconomic conditions impact discretionary consumer spending. These factors ultimately could require us to enact mitigating operating efficiency measures that could have a material adverse effect on our business, operations, and results of operations.

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

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including department stores, online retailers, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, brand-oriented discounters, multi-channel specialty retailers, and brand suppliers. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with brands that are well known. Our success depends on our ability to remain competitive with respect to assortment, fashion trends, quality, convenience, and value. The performance of our competitors, as well as a change in their promotional and pricing approaches as a result of the current economic environment, marketing activities, and other business strategies, could have a material adverse effect on our business.

E-commerce networks have rapidly evolved and consumer receptiveness to shopping online has substantially increased. Competition from e-commerce players has significantly increased due to their ability to provide improved user experiences, greater ease of buying goods, low or no shipping fees, faster shipping times, and more favorable return policies. Businesses, including our suppliers, can easily launch e-commerce websites and mobile platforms at nominal costs by using commercially available software or partnering with any of a number of successful digital marketplace providers. Some of our suppliers use such platforms to compete with us by allowing consumers to purchase products directly through the supplier. Competitors with other revenue sources may also be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote more resources to websites, mobile platforms and applications, and systems development.

Our business may be adversely affected if we are unable to provide our customers with cost-effective shopping platforms that are able to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in recent years. The smaller screen size, functionality, and memory associated with smartphones, laptops, and tablets may make using our websites and purchasing our products online more difficult. The versions of our websites developed for these devices and our mobile app may not be compelling to consumers. In addition, it is time-consuming and costly to keep pace with rapidly changing and continuously evolving technology, including potential changes related to artificial intelligence. If it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, our customer growth could be harmed, which could have a material adverse effect on our business, financial condition, and results of operations.

We are also dependent on the interoperability of our websites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our websites or mobile app, limit or discontinue our access to a particular platform, or give preferential treatment to competitive products or services, could adversely affect the usage of our websites on mobile devices. We are also subject to the policies and terms of service of the providers of such operating systems and mobile application download stores, which govern the promotion, distribution, content, and operation of our mobile applications. Each provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Additionally, mobile application download stores have imposed, and are likely to continue imposing, certain privacy- and security-related restrictions and controls on the providers and applications within their marketplaces.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We may be unable to anticipate and respond to rapidly changing consumer preferences, customer expectations, and fashion trends, which could have a material adverse effect on our business.

Demand for our products fluctuates according to rapid changes in consumer preferences and trends, which are dictated by lifestyle, fashion, and season, and may shift quickly. A variety of factors will affect our ability to maintain the proper mix of products, including economic conditions impacting discretionary consumer spending; unanticipated fashion trends; our ability to provide timely access to popular brands at attractive prices; our success in distributing merchandise to our stores, online customers, and our wholesale retailer customers in an efficient manner; and changes in weather patterns, which, in turn, may affect consumer preferences. If we are unable to anticipate trends and fulfill the merchandise needs of our customers, we may experience decreases in our net sales and/or may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business.

We rely on our strong relationships with vendors to purchase products, including third-party manufacturers and national brand vendors. If these relationships were to be impaired, we may be unable to obtain a sufficient assortment of merchandise at attractive prices or respond promptly to rapidly changing trends, either of which could have a material adverse effect on our business and financial performance.

The success of our business depends on our ability to obtain products from our vendors, including third-party manufacturers and national brand vendors, on a timely basis, on acceptable terms, and to our specifications. If we fail to maintain strong relationships with these vendors or if they fail to ensure the quality of merchandise that they supply to us, our ability to provide our customers with merchandise they want at favorable prices may be limited, which could have a material adverse effect on our business. In addition, any negative brand image, widespread product defects, financial distress, or negative publicity related to our vendors could have a material adverse effect on our reputation and on our business.

We do not exert direct control over our vendors' operations and cannot guarantee that any vendor will have sufficient production capacity, meet our delivery expectations, or meet our product safety, social compliance, or quality standards. We typically do not have long-term supply contracts with our vendors, and the loss of any of our major vendors could disrupt our operations and adversely affect our business. If these third-party manufacturers do not perform their obligations, cease working with us, fail to meet our product safety, social compliance, or quality standards, or are unable to provide us with the materials and services that we need, at prices and on terms that are acceptable to us, then we could experience product delays and shortages. Failure by us to deliver quality products to our customers on a timely basis and any associated damage to our reputation could have a material adverse impact on our business and results of operations.

Decisions by national brand vendors not to sell to us or to limit the availability of the products they sell to us could have a negative impact on our business. In addition, our inability to stock our sales channels with desired merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. During 2023, three key national brand vendors together supplied approximately 21% of our retail segments merchandise, with no individual vendor providing more than 10% of our retail merchandise. The loss of, or a reduction in the amount and quality of merchandise supplied by, any of our high-volume vendors could have an adverse effect on our business. If we are unable to offer suitable alternatives to satisfy product demand, sales could decline, which could have a material adverse effect on our operating results.

Losses or disruptions associated with our distribution systems, including our distribution centers and stores, could have a material adverse effect on our business and operations.

Our operating results depend on the orderly operation of our receiving, distribution, and fulfillment processes, which in turn depend on vendors' adherence to shipping schedules and our effective management of our facilities. We may not anticipate all of the changing demands on our operations, and events beyond our control may occur, including disruptions in operations due to public health threats, catastrophic events, shortages in labor, or shipping problems, any of which may result in delays in the delivery of merchandise to our stores and customers. We rely on the flow of goods through ports worldwide on a consistent basis from factories and suppliers. Disruptions at ports could create significant risks for our business, particularly if these disruptions occur during peak importing times. If we experience significant delays in receiving product, this could result in canceled orders by retailer customers, unanticipated inventory shortages, or receipt of seasonal product after the peak selling season, which could have a material adverse effect on our business and operations.

In addition, if our merchandise is not delivered to customers in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our websites, which could adversely affect our business and operating results. If we encounter issues with our ability to timely and satisfactorily fulfill customer orders, meet customer expectations, manage inventory, and complete sales, our business may be adversely affected. While we maintain business interruption and property insurance, if any of the points within our distribution systems were to shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption, our insurance may not be sufficient to cover the impact to our business.

Future acquisitions of and investments in new businesses and brands and other growth strategies could disrupt our ongoing business and adversely impact our financial condition and results of operations.

From time to time, we may acquire or invest in businesses, or we may license brands that we believe could complement our business and offer growth opportunities. For example, in the first quarter of 2023, we acquired Keds and in the third quarter of 2023, we licensed the Hush Puppies brand, which both include the use of a transition services arrangement as we work toward integration into our existing infrastructure. The expected synergies and contributions to our business as a result of these and other investments may not materialize. Further, such integrations may disrupt our business or divert the attention of our management. Achieving the expected benefits depends in large part on our successful integration of any new operations, systems, and personnel in a timely and efficient manner. We cannot ensure that all of our integration efforts will be completed on a timely basis, as planned, or without substantial expense, delay, or other operational problems. Until we make substantial progress with our integration efforts, we also face the risk that we may not be able to effectively manage the business and achieve planned results. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures and may also result in the diversion of management and financial resources from core business objectives. Our integration efforts may not be successful, or we may not realize the anticipated benefits after we complete our integration efforts.

We have a long-term goal of doubling the net sales from our Owned Brands by 2026 (using 2021 net sales as a baseline), while also maintaining our levels of net sales of national brands. We expect this long-term goal will result in approximately one-third of our total net sales coming from our Owned Brands by 2026. Achieving these priorities depends in part on us executing our growth strategies successfully, and the initiatives that we implement in connection with these strategies may not resonate with our customers. We may not be able to realize the anticipated benefits of these growth strategies in whole, in part, or within the expected time frames. If our growth strategies do not meet customer expectations or are not differentiated from our competitors' offerings, this may have a material adverse effect on our business. In addition, these efforts could place increased demands on our financial, managerial, operational, and administrative resources.

In addition, we may from time to time evaluate and pursue other strategic initiatives, investments, or acquisitions. These strategic initiatives, investments, or acquisitions could involve various inherent risks and the benefits sought may not be realized, or these strategic initiatives, investments, or acquisitions may not create value or may harm our brand and adversely affect our business, financial condition, and results of operations.

The loss or disruption of IT services could affect our operations and have a material adverse effect on our business.

Our IT systems are an integral part of our strategies for efficiently operating our business, managing operations, and protecting against security risks related to our electronic processing and transmitting of confidential customer and associate data. The requirements to keep our IT systems operating at peak performance may be higher than anticipated and could strain our capital resources, as well as impact our ability to manage any system upgrades, implement new systems, make management process changes for newly implemented systems, integrate new businesses from transition service arrangements, and prevent any information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on our operations dependent on those systems, specifically, our store and e-commerce operations, our distribution centers, and our merchandising team. While we maintain business interruption and property insurance, in the event of a data center shutdown, our insurance may not be sufficient to cover the impact to our business.

Our e-commerce operations are important to our business and are subject to various risks of operating online and mobile selling capabilities, such as the failure of our IT infrastructure, including any third-party hardware or software, resulting in downtime or other technical issues; inability to respond to technological changes, such as those related to artificial intelligence; credit card fraud; or other information security breaches. Failure to mitigate these risks could reduce e-commerce sales, damage our reputation, and have a material adverse effect on our business.

The implementation of new or updated IT systems could result in significant disruptions to our operations.

The interdependence of our systems creates significant risk to the successful completion of implementing new systems or upgrading existing systems, and the failure of any one system could have a material adverse effect on our overall IT infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, decreases in productivity as our associates and third-party providers become familiar with new systems, and increased costs. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our business and results of operations. If we are unable to successfully manage changes as we implement new or updated systems, including harmonizing our systems, data, processes, and reporting analytics, our ability to conduct, manage, and control routine business functions could be adversely affected. In addition, we could incur material, unanticipated expenses, including additional costs related to implementation.

We face risks related to our electronic processing of sensitive and confidential personal and business data. If such data is lost or disclosed in an unauthorized manner, or if we or our third-party vendors are subject to cyberattacks, data breaches, other security incidents, or disruption of IT systems or software, we could be exposed to liability or experience reputational harm, which could have a material adverse effect on our business.

Given the nature of our business, we, together with third parties acting on our behalf, receive, collect, process, use, and retain sensitive and confidential customer and associate data and proprietary business information. Our business relies on IT networks and systems to market and sell our products, process financial and personal information, manage a variety of business processes, and comply with regulatory, legal, and tax requirements. We also depend on a variety of information systems to effectively process customer orders and other data, for digital marketing activities, and for electronic communications with our associates, customers, prospective customers, and vendors. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and third parties.

The IT networks and systems owned, operated, controlled, or used by us or our vendors may be susceptible to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, security incidents, supply-side attacks, failures during the process of upgrading or replacing software, databases, or components, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, distributed denial-of-service attacks, brute force, robocalls, and other real or perceived cyberattacks or catastrophic events, any of which may not be prevented by our efforts to secure our computer systems. Any of these incidents could lead to interruptions or shutdowns of our platform, disruptions in our ability to process customer orders or to track, record, or analyze the sale of our products, loss or corruption of data, or unauthorized access to or acquisition of personal information or other sensitive information, such as our intellectual property. We utilize security tools and controls, which include reasonable efforts to ensure that our third-party vendors maintain sufficient security measures, including encryption and authentication technology, in an effort to reduce our cyber risk and protect personal and other sensitive information. However, none of our or our vendors' security measures can provide absolute security. Advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, the potential use of artificial intelligence by cyber-attackers to develop malicious code and launch sophisticated phishing attempts, or other developments may result in our or our vendors' failure or inability to adequately protect personal or other sensitive information. Despite our or our vendors' security measures, we or our vendors may suffer a cyberattack, hackers or other unauthorized parties may gain access to or exfiltrate personal information or other sensitive data, and any such data compromise or unauthorized access may not be discovered in a timely fashion.

We rely on associates, contractors, and other third parties who may attempt to circumvent our security measures in order to obtain personal information or other sensitive data and may purposefully or inadvertently cause a breach involving such information. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, train associates, pay higher insurance premiums, and engage third-party specialists for additional services. An information security breach involving confidential and personal data could damage our reputation, adversely affect our customers' willingness to purchase from us, and adversely affect our vendors' willingness to supply or provide services to us. In addition, we may incur material liabilities and remediation costs as a result of an information security breach, including potential liability for stolen customer or associate data, costs relating to repairing system damage, or costs of providing credit monitoring or other benefits to customers or associates affected by the breach. If we experience an information security breach, our insurance may not be sufficient to cover the impact to our business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data from loss or disclosure due to a security breach, including processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

We, and our third-party vendors, regularly experience cyberattacks aimed at disrupting services. Our third-party vendors have been and may be the victim of cyber-related attacks that could lead to operational disruptions that could have an adverse effect on our ability to fulfill customer orders. Security incidents, such as ransomware attacks, are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. We, and our third-party vendors, have been subject to cyber, phishing, and social engineering attacks and other security incidents in the past and may continue to be subject to such attacks in the future. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our associates, our third-party vendors, or their personnel, or other parties. If we or our third-party service providers experience security breaches that result in a decline in marketplace performance, availability problems, or the loss of, corruption of, unauthorized access to, or disclosure of personal data or confidential information, customers may become unwilling to provide us with the information necessary for such customers to make purchases on our e-commerce websites, and our reputation and market position could be harmed. Existing customers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability, and litigation, and could bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

We, or third parties we rely on, may not be able to fully, continuously, and effectively implement security controls as intended. As described in Item 1C. Cybersecurity, we utilize a risk-based approach and exercise judgment to determine the security controls to implement, and it is possible that we may not implement appropriate controls if we do not recognize or if we underestimate a particular risk. In addition, security controls, no matter how well-designed or implemented, may only mitigate and not fully eliminate risks. Cybersecurity events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Our failure to protect the value of our banners, Owned Brands, or our reputation could have a material adverse effect on our brands.

Our success is largely dependent on our ability to provide our customers with a merchandise assortment that they want and our ability to provide a consistent, high-quality customer experience. We believe that maintaining and enhancing the reputation and recognition of our banners and our Owned Brands are critical to our ability to expand and retain our customer base. Any negative publicity about us or the significant brands we offer may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety, accounting, or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. In addition, negative claims or publicity, including on social media, regarding celebrities with whom we have license and endorsement arrangements could adversely affect our reputation and sales, regardless of whether such claims are accurate. Consumer actions could include boycotts and negative publicity through social or digital media. Negative public perception about us or the products we carry, whether justified or not, could impair our reputation, subject us to litigation, damage our brands, or have a material adverse effect on our business.

We hold exclusive licensing rights that allow us to design, source, and sell footwear for certain of our key Owned Brands, including Vince Camuto, Jessica Simpson, Lucky Brand, Hush Puppies, and Le Tigre. We rely on our ability to retain and maintain good relationships with the licensors and their ability to maintain strong, well-recognized brands and trademarks. The terms of our license agreements vary and are subject to renewal with various termination provisions, and we may not be able to renew these licenses. Even our longer-term or renewable licenses are typically dependent upon our ability to market and sell the licensed products at specified levels, and our failure to meet such levels may result in the termination or non-renewal of such licenses. Furthermore, many of our license agreements require minimum royalty payments, and if we are unable to generate sufficient sales and profitability to cover these minimum royalty requirements, we may be required to make additional payments to the licensors, which could have a material adverse effect on our business and results of operations.

The value of the brands we sell may also depend on the success of our corporate social responsibility ("CSR") and sustainability initiatives, which require Company-wide coordination and alignment. Risks associated with these initiatives include any increased public focus, including by governmental and nongovernmental organizations, new laws and regulations, increased costs associated with sustainability efforts and/or compliance with laws and regulations, as well as increased pressure to expand our CSR and sustainability disclosures in these areas, make commitments, set targets, or establish additional goals and take actions to achieve such targets and goals. All of the foregoing could expose us to market, operational, and execution costs or risks. Any CSR or sustainability metrics that we currently or may in the future disclose, whether based on the standards we set for ourselves or those set by others, or our failure to achieve any CSR or sustainability metrics that we currently or may in the future disclose, may influence our reputation and the value of the brands that we offer. There is also increased focus, including by investors, customers, and other stakeholders, on CSR and other sustainability matters, including the use of plastic, energy, waste, and worker safety. Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to sustainability matters, which could also have a material adverse effect on our business, results of operations, financial position, and cash flows.

We are dependent on our customer loyalty programs and marketing to drive traffic, sales, and loyalty, and any decrease in membership or purchases from members could have a material adverse effect on our business.

Customer traffic is influenced by our marketing methods and our loyalty programs. We rely on our loyalty programs to drive customer traffic, sales, and purchase frequency. Loyalty members earn points toward discounts on future purchases through our VIP rewards programs in the U.S. and Canada. We employ a variety of marketing methods, including email, direct mail, and social media, to communicate product offerings and various promotions and discounts to all of our customers, as well as exclusive offers to our rewards members. As of February 3, 2024, we had 32.1 million members enrolled in our loyalty programs who have made at least one purchase over the last two years. In 2023, shoppers in the loyalty programs generated approximately 90% of the combined U.S. Retail and Canada Retail segments' net sales. If our rewards members decrease their purchase frequency or do not continue to shop with us, we fail to add new members, the number of members decreases, or our marketing is not effective in driving customer traffic, such event could have a material adverse effect on our business.

Our failure to retain our existing senior management team or continue to attract qualified new personnel could have a material adverse effect on our business.

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

Our ABL Revolver and Term Loan contain restrictions that could limit our ability to fund operations, which could adversely affect our business.

Funds drawn under our ABL Revolver may be used for working capital purposes, capital expenditures, share repurchases, other expenditures, and permitted acquisitions, as defined in the ABL Revolver. The amount of credit available under the ABL Revolver is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. Consequently, it is possible that, should we need to access any additional funds from our ABL Revolver, such funds may not be available in full. The ABL Revolver requires us to maintain a fixed charge coverage ratio of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount.

Our ABL Revolver and Term Loan also contain customary covenants restricting our activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends, repurchase stock, and make certain other changes. There are specific exceptions to these covenants, including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the applicable cure period, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral.

RISKS RELATING TO EXTERNAL FACTORS

Our international operations and reliance on foreign-sourced merchandise exposes us to risks associated with international matters.

We have key international operations in various locations, including Canada, China, and Brazil, and we face risks inherent in sourcing our merchandise from third-party manufacturers and national brand vendors with foreign operations. Our operations may be adversely affected by international political, economic, and social instability; local laws and customs; legal and regulatory constraints, including compliance with applicable anti-bribery, anti-corruption, labor, trade, and foreign tax laws; local business practices, including compliance with foreign laws and with domestic and international labor standards; and currency laws and regulations. Risks may also include, among others, public health threats, which has in the past materially adversely impacted our business; inclement weather and natural disasters; international hostilities, acts of war, including the ongoing war in Ukraine and the Israel-Hamas war, the recent militant attacks on cargo vessels in the Red Sea, which ultimately could adversely impact supplier deliveries or freight costs, or terrorism; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities or the occurrence of international trade disruptions; work stoppages; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; cost and difficulties associated with managing operations outside of the U.S.; possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits; and greater difficulty in enforcing intellectual property rights. Additionally, fluctuations in foreign currency exchange rates may negatively impact our financial results. With a substantial portion of our merchandise being imported from foreign countries, any of these events could result in our failure to obtain merchandise in a timely manner, which ultimately could have a material adverse effect on our business, financial condition, or results of operations.

We require our business partners to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control such third parties or their labor and business practices. The violation of labor or other laws by any one of our vendors could have a material adverse effect on our business.

We are subject to stringent and changing privacy laws, regulations, and standards, as well as policies, contracts, and other obligations related to data privacy and security. Our failure to comply with privacy laws and regulations, as well as other legal obligations, could have a material adverse effect on our business.

State, federal, and foreign governments have enacted and are continuing to enact laws and regulations governing the collection, use, retention, sharing, transfer, and security of personally identifiable information and data. Our business is subject to a variety of federal, state, local, and foreign laws and regulations, orders, rules, codes, regulatory guidance, and certain industry standards regarding privacy, data protection, consumer protection, information security, and the processing of personal information and other data. For example, the California Consumer Privacy Act of 2018 ("CCPA") imposes certain restrictions and disclosure obligations on businesses that collect personal information about California residents and provides for a private right of action, as well as penalties for noncompliance. The CCPA provides for civil penalties for violations and creates a private right of action for certain data breaches that is expected to increase data breach litigation. In addition, the California Privacy Rights Act ("CPRA") took effect in January 2023 (with a look-back for certain requirements to January 2022), which amends and expands the CCPA and places additional restrictions on the "sharing" of personal information for purposes of cross-context behavioral advertising. We are subject to additional state privacy regulations, including the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act, and the Utah Consumer Privacy Act, which regulate the processing of "personal data" regarding their respective residents and which grant residents certain rights with respect to their personal data. State laws are changing rapidly, and new legislation proposed or enacted in a number of other states imposes, or has the potential to impose, additional obligations on companies that process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. The U.S. federal government is also significantly focused on privacy matters.

We are subject to other consumer protection laws and the regulatory environment is increasingly demanding with frequent new and changing requirements concerning cybersecurity, information security, and privacy, which may be inconsistent from one jurisdiction to another. Any failure by us or any of our business partners to comply with applicable laws, rules, and regulations may result in investigations or actions against us by governmental entities, private claims and litigation, fines, penalties, or other liabilities. Such events may increase our expenses, expose us to liabilities, and harm our reputation, which could have a material adverse effect on our business.

While we aim to comply with applicable data protection laws and obligations in all material respects, we could be subject to claims that we have violated such laws and obligations, we may not be able to successfully defend against such claims, and we could be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve, or impossible to achieve, and we could be subject to fines and penalties in the event of non-compliance.

Extreme or unseasonable weather conditions in locations where we and our vendors operate could have a material adverse effect on our business.

Locations where we operate and that we consider to be material to our business, as set forth in Item 2. Properties of this Form 10-K, as well as locations operated by our vendors, may be subject to natural disasters, other extreme weather conditions, and negative climate change patterns. Weather-related risks, including resource scarcity, rationing, or unexpected costs from increases in fuel or raw material prices, could disrupt our operations. Such disruptions may result in decreased demand for our products and disruptions in our sales channels and sourcing and distribution networks, which ultimately could have a material adverse effect on our business, financial condition, and results of operations. Extreme weather events and changes in weather patterns can also influence customer trends and shopping habits. Because our business is heavily weighted towards dress and seasonal products, unseasonably warm temperatures during our fall selling season or unseasonably cool weather during our spring selling season may diminish demand for our seasonal merchandise. We experienced this during 2023 with respect to unseasonably warm weather during our fall selling season, which adversely impacted our results of operations.

In addition, heavy snowfall, hurricanes, or other severe weather events where our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability. Moreover, natural disasters such as earthquakes, hurricanes, wildfires and tsunamis, whether occurring in the U.S. or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, customers, or distribution centers are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or our third parties’ systems and operations. There is growing concern that climate change may increase both the frequency and severity of extreme weather conditions and natural disasters. In addition, the physical changes caused by climate change could result in changes in regulations, consumer preferences, production capabilities, availability of raw materials and costs, which could in turn affect our business, operating results, and financial condition.

If we were to experience a local or regional disaster or other business continuity event or concurrent events, we could experience operational challenges, depending upon how a local or regional event may affect our human capital across our operations or regarding particular aspects of our operations, such as key executive officers or personnel. Further, if we are unable to find alternative suppliers or shipping channels, replace capacity at key manufacturing or distribution locations or quickly repair damage to our IT systems and networks, including the Internet and third-party services, we could be late in delivering, or be unable to deliver, products to our customers. Any of these events could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, including those of our vendors, which could have a material adverse effect on our business, financial condition, and results of operations.

Legislative or regulatory initiatives related to environmental, social, and governance ("ESG") matters could have a material adverse effect on our business.

New laws and regulations related to ESG matters, including the recently-finalized climate disclosure rules adopted by the SEC, have been issued and new proposals may be adopted, which could require us to undertake costly initiatives or operational changes. Non-compliance with these emerging rules or standards, or a failure to address regulator, stakeholder, and societal expectations, may result in potential cost increases, litigation, fines, penalties, brand or reputational damage, loss of customers and vendors, or failure to retain and attract talent. Managing compliance and implementing ESG goals and initiatives involves risks and uncertainties, including increased costs. Any failure, or perceived failure, to manage ESG risks, adhere to public statements, comply with federal, state, or international ESG laws and regulations, or meet evolving and varied stakeholder expectations could result in legal and regulatory proceedings against us and materially adversely affect our business.

RISKS RELATING TO OUR COMMON SHARES

Our amended and restated articles of incorporation, amended and restated code of regulations, and Ohio state law contain provisions that may have the effect of delaying or preventing a change in control of the Company. This could adversely affect the value of our Class A common shares.

Our amended and restated articles of incorporation authorize our Board to issue up to 100 million preferred shares and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations, and restrictions on those shares, without any further vote or action by the shareholders. The rights of the holders of our Class A common shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could have the effect of delaying, deterring, or preventing a change in control of the Company and could adversely affect the voting power of our common shares.

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

We do not expect a trading market for the Company's Class B common shares to develop and, therefore, any investment in the Company's Class B common shares may be effectively illiquid, unless such shares are converted into the Company's Class A common shares.

There is currently no public market for the Company's Class B common shares. We do not intend to list the Class B common shares on any securities exchange or any automated quotation system. As a result, a secondary market for the Company's Class B common shares may not develop, and we do not expect any market makers to participate in a secondary market. Because the Class B common shares are not listed on a securities exchange or an automated quotation system, it may be difficult to obtain pricing information with respect to the Class B common shares. Accordingly, there may be a limited number of buyers if a holder decides to sell its Class B common shares. This may affect the price a holder would receive upon such sale. Alternatively, a holder of such shares could convert the shares into Class A common shares, on a share-for-share basis, prior to selling. However, such conversion could affect the timing of any such sale, which may in turn affect the price a holder may receive upon such sale.

Entities owned by or controlled by Jay L. Schottenstein, the Executive Chairman of our Board, and members of his family (the "Schottenstein Affiliates") directly control or substantially influence the outcome of matters submitted for shareholder votes, and their interests may differ from other shareholders.

As of February 3, 2024, the Schottenstein Affiliates beneficially owned approximately 26% of the Company's outstanding common shares, representing 62% of the combined voting power, consisting of, in the aggregate, 7.1 million Class A common shares (which are entitled to one vote per share) and 7.7 million Class B common shares (which are entitled to eight votes per share). The Schottenstein Affiliates directly control or substantially influence the outcome of matters submitted to our shareholders for approval, including the election of directors, approval of mergers or other business combinations, and approval of acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of other shareholders, and the Schottenstein Affiliates' level of ownership and voting power in the Company may have the effect of delaying or preventing a subsequent change in control of the Company that may be favored by other shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

We have developed an information security program that is designed to address material risks from cybersecurity threats. Our information security program is integrated into our overall enterprise risk management process, which the Board ultimately oversees. The Board has delegated its responsibility for cybersecurity risk oversight to the Technology Committee of the Board, which is responsible for (i) regularly reviewing with management significant cybersecurity, privacy, and IT risks or exposures, and our policies and processes with respect to risk assessment and risk management of the same; (ii) regularly reviewing with management an assessment of the steps management has taken to monitor and control such risks; and (iii) regularly reporting to the full Board on such matters.

As described in further detail below, our information security program is led by our Director of IT Security & Compliance ("DITSC"), who is responsible for our overall information security strategy, policy, security engineering, operations, and cyber threat detection and response. The program includes policies and procedures that guide our implementation and maintenance of security measures and controls. Risk-based analysis and judgment of the DITSC and our management team, along with feedback from internal and third-party audits and assessments, are used to select security controls to address risks. The following factors, among others, are considered when identifying security controls: likelihood and severity of a risk, impact on the Company and others if a risk materializes, feasibility of controls, and impact of controls on operations and others. Third parties also play a role in our cybersecurity, as we engage security firms in different capacities to provide or operate some of these controls and technology systems, including cloud-based platforms and services. For example, third parties are used to conduct assessments, such as vulnerability scans and penetration testing. We use a variety of processes to address and oversee cybersecurity threats related to the use of third-party technology and services, including a vendor risk management program.

We have a written incident response plan and conduct tabletop exercises to enhance incident response preparedness. We have other response protocols to address operating impacts due to disruptions in services and technology, including scenario run books and mitigation plans for key vendors. Employees undergo security awareness training when hired and annually.

GOVERNANCE

The DITSC is the Company's management position with primary responsibility for the development, operation, and maintenance of our information security program. The DITSC has over 20 years of experience in cybersecurity, including over 15 years of experience in the Cyber Defense and Electronic Warfare section of the U.S. Army. The DITSC has obtained multiple subject matter certifications, including the Global Information Assurance Certification. The DITSC briefs the Technology Committee of the Board regularly and oversees regular cybersecurity training and education opportunities for the Board, which covers topics ranging from the current threat landscape to our cybersecurity program metrics, risks, and roadmap. Management receives regular updates on cybersecurity risks from the DITSC. In the event of a security incident, the DITSC will follow the escalation process in our incident response plan to notify the Company's Crisis Committee, which is composed of a cross-functional group of Company leaders. The Crisis Committee will work with the DITSC to respond to and remediate any actual cybersecurity incidents. Depending on the severity of the security incident, the DITSC and the Crisis Committee are to escalate the security incident to the Chief Legal Officer and the Principal Accounting Officer, who will assess materiality in consultation with outside counsel. The Chief Legal Officer will notify the Technology Committee and the Board of any potential material incident.

Although the risks from cyber threats have not materially affected our business strategy, results of operations, or financial condition to date, we continue to closely monitor cyber risk. We may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. Risk factors for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES

The following table summarizes the location and general use of our principal properties as of February 3, 2024 that we consider to be material to our business and that we believe will meet our operational needs for the foreseeable future:

Facility	Location	Owned/Leased	Segment	Approximate Square Feet
Principal corporate office	Columbus, Ohio	Owned	Corporate and U.S. Retail	178,000
Distribution center	Columbus, Ohio	Owned	U.S. Retail	625,000
East Coast Logistics Center	Westampton, New Jersey	Leased	U.S. Retail and Brand Portfolio	683,000
U.S. retail stores(1)	499 various U.S. locations	Leased	U.S. Retail	9,958,000
Canada retail stores(2)	143 various Canadian locations	Leased	Canada Retail	1,114,000
Showrooms	Six various U.S. locations	Leased	Brand Portfolio	94,000
Foreign sourcing offices	One location in China and one location in Brazil	Leased	Brand Portfolio	117,000
(1)    Our DSW U.S. stores average approximately 20,000 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.
(2)    The Shoe Company and DSW stores in Canada average approximately 7,800 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 14, Commitments and Contingencies - Legal Proceedings, of the consolidated financial statements of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARES

Our Class A common shares are listed for trading on the NYSE under the ticker symbol "DBI." There is currently no public market for the Company's Class B common shares, but the Class B common shares can be converted into the Company's Class A common shares at the election of the holder on a share-for-share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval. As of March 18, 2024, there were 191 holders of record of our Class A common shares and 12 holders of record of our Class B common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street names" or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition, and any other relevant factors. We anticipate declaring dividends on a quarterly basis.

On March 14, 2024, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on April 12, 2024 to shareholders of record as of the close of business on March 29, 2024.

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. As of February 3, 2024, $87.7 million of Class A common shares remained available for repurchase under the program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

The following table sets forth the Class A common shares repurchased during the three months ended February 3, 2024:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 29, 2023 to November 25, 2023	55	$10.07	—	$87,677
November 26, 2023 to December 30, 2023	78	$8.80	—	$87,677
December 31, 2023 to February 3, 2024	59	$8.42	—	$87,677
	192	$9.06	—
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

PERFORMANCE GRAPH

The following graph compares our cumulative total shareholder return on our Class A common shares with the cumulative total returns of the Standard and Poor's ("S&P") MidCap 400 Index and the S&P MidCap 400 Retail Index, both of which are published indices. The comparison of the cumulative total returns for each investment assumes that $100 was invested on February 2, 2019 and that all dividends were reinvested. This comparison includes the period beginning February 2, 2019 and ended February 3, 2024.

Company / Index	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024
Designer Brands Inc.	$100.00	$56.20	$49.14	$51.30	$42.75	$38.23
S&P MidCap 400 Index	$100.00	$110.86	$131.31	$146.48	$151.24	$162.50
S&P MidCap 400 Retail Index	$100.00	$98.98	$172.76	$174.98	$161.91	$176.94

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

The following discussion includes a comparison of our results of operations and liquidity and capital resources for 2023 and 2022. Except where it may be useful in understanding 2023 results, we have omitted discussion of results for 2021, which may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended January 28, 2023, filed with the SEC on March 16, 2023.

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For 2023, net sales decreased 7.3% and total comparable sales decreased 9.0% over last year. During 2023, net sales from our Owned Brands decreased 6.2% over last year, with Owned Brands representing 25.8% of consolidated net sales as compared to 25.5% for last year. At the beginning of 2023, we completed the acquisition of Keds, expanding our Owned Brands' reach into casual and athleisure footwear in the wholesale and direct-to-consumer e-commerce channels and complementing the additions of Le Tigre and Topo during 2022. We believe these acquisitions represent significant steps taken toward our long-term goal of net sales from our Owned Brands reaching one-third of total sales by 2026. Gross profit as a percentage of net sales for 2023 was 90 basis points lower when compared to last year, primarily due to promotional pricing and the deleveraging effect of lower sales on fixed store occupancy costs, which more than offset lower logistics costs, including freight, shipping, and distribution.

EFFECTS OF INFLATION AND GLOBAL ECONOMIC CONDITIONS

Throughout 2023, a downturn in global economic conditions, most notably the growing concerns of a potential recession, rising interest rates, inflationary pressures, changes in employment levels, and significant foreign currency volatility, has adversely impacted discretionary consumer income levels and spending for our customers. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business. As it relates to our business, during the second half of 2022 and continuing into 2023, our net sales declined as we experienced lower traffic and became more promotional under a more competitive landscape. Competitive pricing pressure has been exacerbated by a more promotional retail environment as macroeconomic conditions continue to impact discretionary consumer spending. These factors ultimately could require us to enact mitigating operating efficiency measures that could have a material adverse effect on business, operations, and results of operations.

FINANCIAL SUMMARY AND OTHER KEY METRICS

For 2023:
•Net sales decreased to $3.1 billion from $3.3 billion last year.
•Gross profit as a percentage of net sales was 31.7% compared to 32.6% last year.
•Net income attributable to Designer Brands Inc. was $29.1 million, or $0.46 per diluted share, which included net after-tax charges of $14.0 million, or $0.22 per diluted share, primarily related to restructuring and integration costs, impairment charges, and CEO transition costs, compared to $162.7 million, or $2.26 per diluted share, last year, which included net after-tax benefits of $29.0 million, or $0.41 per diluted share, primarily related to the change in valuation allowance on deferred tax assets, partially offset by the loss on extinguishment of debt and write-off of debt issuance costs, restructuring and termination costs, impairment charges, and CEO transition costs.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	2023	2022
Change in comparable sales:
U.S. Retail segment	(9.5)%	2.0%
Canada Retail segment	(5.9)%	28.8%
Brand Portfolio segment - direct-to-consumer channel	6.0%	34.5%
Total	(9.0)%	4.4%

We consider the percent change in comparable sales from the same previous year period, a primary metric commonly used throughout the retail industry, to be an important measurement for management and investors of the performance of our direct-to-consumer businesses. We include in our comparable sales metric sales from stores in operation for at least 14 months at the beginning of the applicable year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include the e-commerce sales of the U.S. Retail and Canada Retail segments. Comparable sales exclude the 53rd week of sales in 2023 and, specifically for the Canada Retail segment, the impact of foreign currency translation, which is calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales include the e-commerce sales of the Brand Portfolio segment from the direct-to-consumer e-commerce site for the Vince Camuto brand. The e-commerce sales for Topo, Keds, and Hush Puppies will be added to the comparable base for the Brand Portfolio segment beginning with the first quarter of 2024, the second quarter of 2024, and the third quarter of 2024, respectively. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores- At the end of the last two fiscal years, we had the following number of stores:

	February 3, 2024	January 28, 2023
U.S. Retail segment - DSW stores	499	501
Canada Retail segment:
The Shoe Company stores	118	113
DSW stores	25	25
	143	138
Total number of stores	642	639

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations with associated percentages of net sales:

(amounts in thousands, except per share amounts)	2023		2022		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$3,074,976	100.0%	$3,315,428	100.0%	$(240,452)	(7.3)%
Cost of sales	(2,100,090)	(68.3)	(2,236,203)	(67.4)	136,113	(6.1)%
Gross profit	974,886	31.7	1,079,225	32.6	(104,339)	(9.7)%
Operating expenses	(907,041)	(29.4)	(896,382)	(27.1)	(10,659)	1.2%
Income from equity investments	9,390	0.3	8,864	0.3	526	5.9%
Impairment charges	(4,834)	(0.2)	(4,317)	(0.1)	(517)	12.0%
Operating profit	72,401	2.4	187,390	5.7	(114,989)	(61.4)%
Interest expense, net	(32,171)	(1.0)	(14,874)	(0.5)	(17,297)	116.3%
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	(12,862)	(0.4)	12,862	NM
Non-operating expenses, net	(33)	—	(130)	—	97	(74.6)%
Income before income taxes	40,197	1.4	159,524	4.8	(119,327)	(74.8)%
Income tax benefit (provision)	(10,981)	(0.4)	3,142	0.1	(14,123)	NM
Net income	29,216	1.0	162,666	4.9	(133,450)	(82.0)%
Net loss (income) attributable to redeemable noncontrolling interest	(154)	—	10	—	(164)	NM
Net income attributable to Designer Brands Inc.	$29,062	1.0%	$162,676	4.9%	$(133,614)	(82.1)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.47		$2.41		$(1.94)	(80.5)%
Diluted earnings per share	$0.46		$2.26		$(1.80)	(79.6)%
Weighted average shares used in per share calculations:
Basic shares	61,296		67,603		(6,307)	(9.3)%
Diluted shares	63,375		72,101		(8,726)	(12.1)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

(dollars in thousands)	2023		2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$2,533,849	80.5%	$2,791,513	82.0%	$(257,664)	(9.2)%	(9.5)%
Canada Retail	264,229	8.4%	283,241	8.3%	(19,012)	(6.7)%	(5.9)%
Brand Portfolio	348,976	11.1%	327,715	9.7%	21,261	6.5%	6.0%
Total segment net sales	3,147,054	100.0%	3,402,469	100.0%	(255,415)	(7.5)%	(9.0)%
Elimination of intersegment net sales	(72,078)		(87,041)		14,963	(17.2)%
Consolidated net sales	$3,074,976		$3,315,428		$(240,452)	(7.3)%

During 2023, net sales decreased in the U.S. Retail segment, primarily due to the decrease in comparable sales of $260.3 million, with the additional week of sales during 2023 offset by the impact of net store closures since the end of 2022. The decrease in comparable sales for the U.S. Retail segment was largely driven by a decrease in comparable transactions of approximately 5%, driven by lower traffic, and a decrease in the comparable average sales amounts per transaction of approximately 5% as we were more promotional than we were during the same period last year. Net sales decreased in the Canada Retail segment due to the decrease in comparable sales of $16.6 million, with the majority of the remaining decrease due to the unfavorable impact from foreign currency translation partially offset by the additional week of sales in 2023. The decrease in comparable sales for the Canada Retail segment was impacted primarily by lower comparable average sales amount per transaction. Net sales for the Brand Portfolio segment increased due to the net sales added from the acquired Topo and Keds businesses partially offset by lower wholesale sales as retailer customers pulled back on orders.

GROSS PROFIT

The following table summarizes gross profit by segment:

(dollars in thousands)	2023		2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$794,266	31.3%	$904,583	32.4%	$(110,317)	(12.2)%	(110)
Canada Retail	84,794	32.1%	99,121	35.0%	(14,327)	(14.5)%	(290)
Brand Portfolio	92,545	26.5%	72,006	22.0%	20,539	28.5%	450
Total segment gross profit	971,605	30.9%	1,075,710	31.6%	(104,105)	(9.7)%	(70)
Net recognition of intersegment gross profit	3,281		3,515		(234)
Consolidated gross profit	$974,886	31.7%	$1,079,225	32.6%	$(104,339)	(9.7)%	(90)

The decrease in consolidated gross profit was primarily driven by the decrease in consolidated net sales over the same period last year, partially offset by lower freight and shipping costs and lower distribution costs in the U.S. Retail segment as we realized the benefit of moving our digital fulfillment activities from our Ohio location to our New Jersey location. Gross profit as a percentage of net sales decreased 110 basis points for the U.S. Retail segment when compared to the same period last year, primarily due to the deleveraging effect of lower sales on fixed occupancy costs as well as being more promotional, partially offset by lower logistics costs including freight, shipping, and distribution. Gross profit as a percentage of net sales decreased 290 basis points for the Canada Retail segment when compared to the same period last year, primarily due to a mix shift in sales towards lower margin products and the deleveraging effect of lower sales on fixed occupancy costs. Gross profit as a percentage of net sales increased 450 basis points for the Brand Portfolio segment when compared to the same period last year, primarily due to the change in mix of products sold, improved inventory positions, lower freight costs, and the leverage of higher sales on royalty expense since the acquired businesses do not have any royalty obligations.

The net recognition of intersegment gross profit consisted of the following:

(in thousands)	2023	2022
Intersegment recognition and elimination activity:
Net sales recognized by Brand Portfolio segment	$(72,078)	$(87,041)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	51,213	58,234
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	24,146	32,322
	$3,281	$3,515

OPERATING EXPENSES

Operating expenses increased by $10.7 million during 2023 over last year, primarily driven by an increase in marketing expenses as we invested more in brand awareness, the additional operating expenses from the acquired Topo and Keds businesses, and the additional week during 2023, partially offset by a decrease in incentive compensation in line with lower net sales. Operating expenses, as a percentage of net sales, increased 240 basis points over the same period last year due to the lower net sales as we deleveraged our increased costs.

IMPAIRMENT CHARGES

During 2023, we recorded impairment charges of $4.8 million, primarily in the Brand Portfolio segment resulting from an abandoned leased space. During 2022, we recorded impairment charges of $4.3 million, primarily in the Brand Portfolio segment, resulting from subleases of abandoned leased spaces.

INTEREST EXPENSE, NET

For 2023, interest expense, net, increased by $17.3 million over last year, primarily driven by overall higher interest rates on our debt, with higher rates on the ABL Revolver over last year and the addition of the Term Loan, and a higher average debt balance during 2023.

LOSS ON EXTINGUISHMENT OF DEBT AND WRITE-OFF OF DEBT ISSUANCE COSTS

In connection with the settlement of our previous senior secured term loan agreement ("Previous Term Loan") on February 8, 2022, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs. As a result of the replacement of the ABL Revolver during 2022, we also wrote off $0.2 million of debt issuance costs.

INCOME TAXES

The effective tax rate was a positive 27.3% for 2023, as compared to a negative 2.0% for 2022. The effective tax rate for 2023 differed from the statutory rate primarily due to non-deductible compensation offset by other permanent adjustments. The effective tax rate for 2022 differed from the statutory rate as a result of releasing $55.7 million of the valuation allowance partially offset by the permanent tax adjustments, primarily non-deductible compensation.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally.

During 2023, the following significant transactions impacted our liquidity:
•On February 4, 2023, we completed the acquisition of Keds for $127.3 million in cash consideration, funded with available cash and borrowings on the ABL Revolver.
•On February 28, 2023, the ABL Revolver was amended to increase the available capacity under the revolving line of credit from $550.0 million to $600.0 million and to add a first-in last-out term loan ("FILO Term Loan") of up to $30.0 million, which was drawn in full, subject to a borrowing base.
•On June 23, 2023, we entered into a Term Loan and borrowed $135.0 million during 2023.
•We repurchased an aggregate of 9.7 million Class A common shares, including open market purchases and purchases under a modified "Dutch Auction" tender offer, at an aggregate cost of $102.2 million, including transaction costs and excise tax. As of February 3, 2024, $87.7 million of Class A common shares remained available for repurchase under the share repurchase program.

The following table summarizes our material undiscounted cash requirements for 2024 and future fiscal years thereafter, and provides reference for each item to the relevant note of the consolidated financial statements of this Form 10-K:

(in thousands)	Note Reference	2024	Future Fiscal Years Thereafter	Total
Debt maturities	Note 12	$6,750	$427,445	$434,195
Fixed minimum lease payments	Note 13	$191,281	$762,073	$953,354
Noncancelable purchase obligations	Note 14	$18,852	$11,137	$29,989
Guaranteed minimum royalty payments	Note 14	$36,097	$143,649	$179,746

In addition to the above, we have an exclusive call option and the noncontrolling interest holders have a put option with respect to our purchase of the remaining 20.6% ownership interest in Topo upon the occurrence of certain events or after a period of three years following the close of the transaction, which was December 13, 2022. The redemption price is defined in the operating agreement and is based primarily on a fixed multiple of Topo's trailing 12 months of adjusted earnings before interest, taxes, depreciation, amortization, and other agreed upon adjustments.

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

The following table presents the key categories of our consolidated statements of cash flows:

(in thousands)	2023	2022	Change
Net cash provided by operating activities	$162,399	$201,426	$(39,027)
Net cash used in investing activities	(182,493)	(88,117)	(94,376)
Net cash provided by (used in) financing activities	10,479	(128,479)	138,958
Effect of exchange rate changes on cash balances	22	(523)	545
Net decrease in cash, cash equivalents, and restricted cash	$(9,593)	$(15,693)	$6,100

OPERATING CASH FLOWS

The decrease in net cash provided by operations was largely driven by the receipt of $120.3 million of our income tax receivable from the Internal Revenue Service during 2022 and the decrease in net income recognized in 2023 over last year, after adjusting for non-cash activity including depreciation and amortization and the loss on extinguishment of debt and write-off of debt issuance costs. These were partially offset by lower spend on working capital due to the decreased investment in inventory with the slowdown in net sales, as discussed above in the results of operations, and the timing of payments on current liabilities.

INVESTING CASH FLOWS

For 2023, net cash used in investing activities was primarily due to the acquisition of Keds for $127.3 million and capital expenditures of $55.0 million relating to infrastructure and IT projects, new stores, and store improvements. For 2022, the net cash used in investing activities was primarily due to capital expenditures of $55.0 million relating to infrastructure and IT projects, new stores, store improvements, the acquisition of Topo for $19.1 million, and our investment in Le Tigre for $8.2 million.

FINANCING CASH FLOWS

For 2023, the net cash provided by financing activities was due to proceeds from the issuance of the Term Loan of $135.0 million and the net receipts of $20.0 million from our ABL Revolver, partially offset by the repurchase of 9.7 million Class A common shares at an aggregate cost of $102.2 million, including transaction costs and excise tax, payments of $17.5 million for taxes for stock-based compensation shares withheld, payments of dividends of $12.2 million, and payments of debt issuance costs of $10.7 million. For 2022, the net cash used in financing activities was due to the payment of $238.2 million for the settlement of the Previous Term Loan, the repurchase of 10.7 million Class A common shares at an aggregate cost of $147.5 million, and the payment of dividends of $13.5 million, partially offset by the net receipts of $281.0 million from our revolving lines of credit.

DEBT

ABL Revolver- On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a FILO Term Loan of up to $30.0 million, which was drawn in full on February 28, 2023. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver, which matures in 2027, may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of February 3, 2024, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $437.0 million, with $271.1 million in outstanding borrowings and $5.0 million in letters of credit issued, resulting in $160.9 million available for borrowings.

Term Loan- On June 23, 2023, we entered into the Term Loan and have since borrowed the maximum aggregate amount of $135.0 million. The Term Loan matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028).

Debt Covenants- The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of February 3, 2024, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Termination of Previous Term Loan- On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our Previous Term Loan. In connection with this settlement, during 2022 we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

Refer to Note 12, Debt, of the consolidated financial statements of this Form 10-K for further information about our debt arrangements.

PLANS FOR CAPITALIZED COSTS

During 2024, we expect to spend approximately $65.0 million to $75.0 million that will be capitalized for property and equipment and implementation costs for cloud computing arrangements accounted for as service contracts. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The information related to recently issued accounting pronouncements as set forth in Note 1, Description of Business and Significant Accounting Policies - Recently Issued Accounting Pronouncements, of the consolidated financial statements included in this Form 10-K is incorporated herein by reference.

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
	Inherent in the calculation of inventories are certain significant judgments and estimates, including setting the original merchandise retail value, markdowns, shrink, and liquidation values. The shrink reserve is calculated as a percentage of net sales from the last physical inventory date, based on both historical experience and recent physical inventory results, less amounts realized. Aged inventory may be written down using estimated liquidation values and cost of disposal based on historical experience.	If the reduction to inventories for markdowns, shrink, and aged inventories were to increase by 10%, cost of sales would increase by approximately $4.1 million.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
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
Impairment of Goodwill and Other Indefinite Lived Intangible Assets- We evaluate goodwill and other indefinite-lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant and sustained decline in our stock price, that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that there is an impairment. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value exceeds its fair value, we will calculate the estimated fair value. Fair value is the price a willing buyer would pay and is typically calculated using a discounted cash flow analysis. Where deemed appropriate, we may also utilize a market approach for estimating fair value. Impairment charges are calculated as the amount by which the carrying amount exceeds its fair value, but not to exceed the carrying value.
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
As of February 3, 2024, we had goodwill of $93.7 million, $25.8 million, and $4.3 million for the U.S. Retail, Keds, and Topo reporting units, respectively. As of the fourth quarter measurement date, we determined the fair value of the U.S. Retail and Topo reporting units were in excess of their carrying value and a 10% decrease in fair value would not result in an impairment charge. The goodwill for the Keds reporting unit was a result of the acquisition of Keds in 2023 with the final allocation of the total considerations completed in the fourth quarter of 2023, and its fair value was in excess of its carrying value by approximately 9% as of the fourth quarter measurement date.

As of February 3, 2024, we had indefinite-lived tradenames of $46.9 million and $14.8 million within the Brand Portfolio segment and Canada Retail segment, respectively. The indefinite-lived tradename within the Brand Portfolio segment was a result of the acquisition of Keds with the final allocation of the total considerations completed in the fourth quarter of 2023, and its fair value was in excess of its carrying value by approximately 10% as of the fourth quarter measurement period. We determined that the fair value of the indefinite-lived tradename within the Canada Retail segment was in excess of the carrying value and a 10% decrease in fair value would not result in an impairment charge.

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

As of February 3, 2024, our deferred tax assets were reserved with a valuation allowance of $12.1 million. We also had gross unrecognized tax benefits of $16.4 million. However, we may have material adjustments in the future that may impact our income tax amounts based on additional information, additional guidance or revised interpretations.

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

INTEREST RATE RISK

As of February 3, 2024, we had $301.1 million and $133.1 million outstanding on our ABL Revolver and Term Loan, respectively. Borrowings and letters of credit issued under the ABL Revolver and Term Loan accrue interest based on variable rates of interest, which expose us to interest rate market risks, particularly during a period of rising interest rates. The impact of a hypothetical 100 basis point increase in interest rates on our outstanding borrowings would result in approximately $4.0 million of additional expense over a 12-month period based on the balance as of February 3, 2024.

FOREIGN CURRENCY EXCHANGE RISK

We are exposed to the impact of foreign exchange rate risk primarily through U.S. dollar denominated debt held by our Canadian legal entity where the functional currency is the Canadian dollar. A hypothetical 10% movement in the exchange rate would result in an immaterial impact of foreign currency revaluation recorded to non-operating expenses, net, within the consolidated statements of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Designer Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Designer Brands Inc. and subsidiaries (the "Company") as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Valuation of U.S. Retail Segment Inventories – Refer to Note 1 to the financial statements

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

Inherent in the valuation of inventories are certain significant judgments and estimates, including estimating inventory markdowns, which can significantly impact the ending inventory valuation and the resulting gross profit.

Given the significant estimates and assumptions management utilizes to measure inventory markdowns at period end, a high degree of auditor judgment and an increased extent of effort is required when performing audit procedures to evaluate the reasonableness of estimates and assumptions. Such estimates rely on the completeness of recorded markdowns.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of estimated inventory markdowns included the following, among others:
•We tested the design and effectiveness of controls over the completeness of estimated inventory markdowns, including management’s controls over the valuation of the estimated inventory markdown reserves, and the monitoring of aged inventory.
•We evaluated management's ability to accurately estimate inventory markdowns by comparing estimated inventory markdowns as of February 3, 2024 to subsequent sales of clearance inventory.
•We observed physical inventory counts throughout the fiscal year, including merchandise designated for clearance.
•We assessed inventory aging as of February 3, 2024, and subsequent sell through of inventory.
•We tested the amount of estimated inventory markdowns by evaluating management's calculation.
•We developed an independent expectation for estimated inventory markdowns based on historical inventory balances and compared our expectation to the amount recorded by management.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 25, 2024

We have served as the Company's auditor since 1997.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	2023	2022	2021
Net sales	$3,074,976	$3,315,428	$3,196,583
Cost of sales	(2,100,090)	(2,236,203)	(2,127,946)
Gross profit	974,886	1,079,225	1,068,637
Operating expenses	(907,041)	(896,382)	(870,682)
Income from equity investments	9,390	8,864	8,986
Impairment charges	(4,834)	(4,317)	(1,720)
Operating profit	72,401	187,390	205,221
Interest expense, net	(32,171)	(14,874)	(32,129)
Loss on extinguishment of debt and write-off of debt issuance costs	—	(12,862)	—
Non-operating expenses, net	(33)	(130)	(67)
Income before income taxes	40,197	159,524	173,025
Income tax benefit (provision)	(10,981)	3,142	(18,544)
Net income	29,216	162,666	154,481
Net loss (income) attributable to redeemable noncontrolling interest	(154)	10	—
Net income attributable to Designer Brands Inc.	$29,062	$162,676	$154,481
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.47	$2.41	$2.12
Diluted earnings per share	$0.46	$2.26	$2.00
Weighted average shares used in per share calculations:
Basic shares	61,296	67,603	73,024
Diluted shares	63,375	72,101	77,268

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	2023	2022	2021
Net income	$29,216	$162,666	$154,481
Other comprehensive income loss-
Foreign currency translation loss	(289)	(1,733)	(331)
Comprehensive income	28,927	160,933	154,150
Comprehensive loss (income) attributable to redeemable noncontrolling interest	(154)	10	—
Comprehensive income attributable to Designer Brands Inc.	$28,773	$160,943	$154,150

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)	February 3, 2024	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$49,173	$58,766
Receivables, net	83,590	77,763
Inventories	571,331	605,652
Prepaid expenses and other current assets	73,338	47,750
Total current assets	777,432	789,931
Property and equipment, net	219,939	235,430
Operating lease assets	721,335	700,373
Goodwill	123,759	97,115
Intangible assets, net	82,827	31,866
Deferred tax assets	39,067	48,285
Equity investments	62,857	63,820
Other assets	49,016	42,798
Total assets	$2,076,232	$2,009,618
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$289,368	$255,364
Accrued expenses	159,622	190,676
Current maturities of long-term debt	6,750	—
Current operating lease liabilities	166,531	190,086
Total current liabilities	622,271	636,126
Long-term debt	420,344	281,035
Non-current operating lease liabilities	646,161	631,412
Other non-current liabilities	24,948	24,989
Total liabilities	1,713,724	1,573,562
Commitments and contingencies
Redeemable noncontrolling interest	3,288	3,155
Shareholders' equity:
Common shares paid in-capital, no par value	1,030,765	1,018,872
Treasury shares, at cost	(764,802)	(662,614)
Retained earnings	98,896	81,993
Accumulated other comprehensive loss	(5,639)	(5,350)
Total shareholders' equity	359,220	432,901
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,076,232	$2,009,618

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Balance, January 30, 2021	64,666	7,733	22,169	$990,153	$(515,065)	$(228,785)	$(3,286)	$243,017
Net income attributable to Designer Brands Inc.	—	—	—	—	—	154,481	—	154,481
Stock-based compensation activity	958	—	—	15,229	—	—	—	15,229
Foreign currency translation adjustment	—	—	—	—	—	—	(331)	(331)
Balance, January 29, 2022	65,624	7,733	22,169	1,005,382	(515,065)	(74,304)	(3,617)	412,396
Net income attributable to Designer Brands Inc.	—	—	—	—	—	162,676	—	162,676
Stock-based compensation activity	1,010	—	—	20,587	—	—	—	20,587
Repurchase of Class A common shares	(10,713)	—	10,713	—	(147,549)	—	—	(147,549)
Dividends paid ($0.20 per share)	—	—	—	(7,097)	—	(6,379)	—	(13,476)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,733)	(1,733)
Balance, January 28, 2023	55,921	7,733	32,882	1,018,872	(662,614)	81,993	(5,350)	432,901
Net income attributable to Designer Brands Inc.	—	—	—	—	—	29,062	—	29,062
Stock-based compensation activity	3,248	—	—	11,893	—	—	—	11,893
Repurchase of Class A common shares	(9,678)	—	9,678	—	(102,188)	—	—	(102,188)
Dividends paid ($0.20 per share)	—	—	—	—	—	(12,159)	—	(12,159)
Foreign currency translation adjustment	—	—	—	—	—	—	(289)	(289)
Balance, February 3, 2024	49,491	7,733	42,560	$1,030,765	$(764,802)	$98,896	$(5,639)	$359,220

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$29,216	$162,666	$154,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,140	81,315	77,923
Stock-based compensation expense	29,374	28,502	23,923
Deferred income taxes	9,124	(51,891)	(1,001)
Income from equity investments	(9,390)	(8,864)	(8,986)
Distributions received from equity investments	10,353	8,850	12,006
Impairment charges	4,834	4,317	1,720
Loss on extinguishment of debt and write-off of debt issuance costs	—	12,862	—
Other	333	2,017	2,775
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	3,345	7,962	8,703
Income tax receivable	(455)	118,219	(12,415)
Inventories	76,223	(15,995)	(113,248)
Prepaid expenses and other current assets	(29,203)	(5,398)	(3,859)
Accounts payable	36,113	(92,728)	92,894
Accrued expenses	(29,884)	(20,098)	10,735
Operating lease assets and liabilities, net	(33,724)	(30,310)	(74,222)
Net cash provided by operating activities	162,399	201,426	171,429
Cash flows from investing activities:
Cash paid for property and equipment	(54,997)	(54,974)	(33,030)
Cash paid for business acquisition	(127,496)	(19,062)	—
Equity investment in Le Tigre	—	(8,228)	—
Other	—	(5,853)	(1,998)
Net cash used in investing activities	(182,493)	(88,117)	(35,028)
Cash flows from financing activities:
Borrowing on revolving credit facility	1,232,013	1,705,235	349,653
Payments on revolving credit facility	(1,211,978)	(1,424,200)	(449,653)
Proceeds from the issuance of the Term Loan	135,000	—	—
Payments for borrowings under the Term Loan	(1,875)	—	—
Payments for borrowings and prepayment premium under Previous Term Loan	—	(238,196)	(12,500)
Payments of debt issuance costs	(10,701)	(2,316)	—
Cash paid for treasury shares	(102,188)	(147,549)	—
Dividends paid	(12,159)	(13,476)	—
Cash paid for taxes for stock-based compensation shares withheld	(17,481)	(7,915)	(8,694)
Other	(152)	(62)	(296)
Net cash provided by (used in) financing activities	10,479	(128,479)	(121,490)
Effect of exchange rate changes on cash balances	22	(523)	(33)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,593)	(15,693)	14,878
Cash, cash equivalents, and restricted cash, beginning of period	58,766	74,459	59,581
Cash, cash equivalents, and restricted cash, end of period	$49,173	$58,766	$74,459
Supplemental disclosures of cash flow information:
Cash paid for interest on debt	$29,564	$14,820	$23,341
Cash paid for operating lease liabilities	$230,059	$222,956	$273,080
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$5,056	$10,150	$4,365
Operating lease liabilities arising from lease asset additions	$22,826	$23,496	$15,123
Net increase to operating lease assets and lease liabilities for modifications	$166,992	$204,424	$94,992

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Business Operations- Designer Brands Inc. ("we," "us," "our," and the "Company") is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company and DSW banners through its direct-to-consumer Canada stores and e-commerce sites. The Brand Portfolio segment earns revenue from the wholesale of products to retailers and international distributors, commissions for serving retailers as the design and buying agent for products under private labels, and the sale of our branded products through direct-to-consumer e-commerce for the Vince Camuto, Keds, Hush Puppies, and Topo brands. Our equity investments in ABG-Camuto, LLC ("ABG-Camuto") and Le Tigre 360 Global LLC ("Le Tigre") are an integral part of the Brand Portfolio segment.

We have a 40% ownership interest in ABG-Camuto, a joint venture that owns the intellectual property rights of Vince Camuto and other brands. We are party to a licensing agreement with ABG-Camuto, which provides for the exclusive right to design, source, and sell footwear and handbags under the brands that ABG-Camuto owns. In July 2022, we acquired a 33.3% ownership interest in Le Tigre, which manages the Le Tigre brand. We are also party to a license agreement with Le Tigre, which provides for the exclusive right to design, source, and sell Le Tigre-branded footwear. In addition, we own the licensing rights for footwear and handbags of the Lucky Brand and the licensing rights for footwear of the Jessica Simpson brand and, beginning in 2023, the Hush Puppies brand.

On December 13, 2022, we acquired a 79.4% ownership interest in Topo Athletic LLC ("Topo"), a designer of specialty athletic footwear that sells its Topo branded products at wholesale to retailers and international distributors and through its direct-to-consumer e-commerce site. The Topo acquisition provides us with expanded capabilities within the athletic footwear market. On February 4, 2023, we completed the acquisition of the Keds business ("Keds") from Wolverine World Wide, Inc. This expanded the reach of our Owned Brands offerings, which refers to those brands that we have rights to sell through ownership or license arrangements, into casual and athleisure footwear in the wholesale and direct-to-consumer e-commerce channels. Topo and Keds are included within our Brand Portfolio segment.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year (e.g., "2023") refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year (including 2021 and 2022), but occasionally will contain an additional week resulting in a 53-week fiscal year (including 2023).

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation- The consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including variable interest entities. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in United States ("U.S.") dollars.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us. Significant estimates and assumptions are required as part of accounting for customer returns and allowances, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, redeemable noncontrolling interest, income taxes and valuation allowances on deferred tax assets, self-insurance reserves, and acquisitions. Although we believe that these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

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

Sales from the Brand Portfolio segment are recognized upon transfer of control. Generally, our wholesale customers arrange their own transportation of merchandise and control is transferred at the time of shipment. Sales are recorded at the transaction price, excluding sales tax, net of estimated returns and allowances. Direct-to-consumer online sales are recognized upon the estimated customer receipt date based on historical delivery transit times and are net of estimated returns and exclude sales tax. Commission income is recognized at the point in time when a customer's freight forwarder takes control of the related merchandise.

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

Loyalty Programs- We offer loyalty programs to our direct-to-consumer customers. Members earn points based on their level of spending, as well as for various other activities. Upon reaching a specified point threshold, members receive reward certificates that may be redeemed for purchases made within the stated expiration date. We record a reduction of net sales when points are awarded based on an allocation of the initial customer purchase and the stand-alone value of the points earned. We maintain a deferred liability for the outstanding points and certificates based on historical conversion and redemption rates. The deferred liability is reduced and sales are recognized when certificates are redeemed or when points and certificates expire.

Cost of Sales- Cost of sales from the U.S. Retail and Canada Retail segments is recognized net of estimated returns. In addition to the cost of merchandise sold, which includes freight and the impact of markdowns, shrink and other inventory valuation adjustments, we include expenses associated with distribution and fulfillment and store occupancy in cost of sales. Distribution and fulfillment expenses comprise of labor costs, third-party fees, rent, depreciation, insurance, utilities, maintenance, and other operating costs. Store occupancy expenses include rent, utilities, repairs, maintenance, insurance, janitorial costs, and occupancy-related taxes, but exclude depreciation.

Cost of sales from the Brand Portfolio segment is recognized net of estimated returns. In addition to the cost of merchandise sold, which includes freight and the impact of inventory valuation adjustments, we include royalty expense for licensed brands in cost of sales.

Operating Expenses- Operating expenses include expenses related to store management and payroll costs, marketing, store depreciation, new store costs, design, sourcing and distribution costs associated with the Brand Portfolio segment, and corporate expenses. Corporate expenses include expenses related to buying, information technology, rent (net of sublease income), depreciation and amortization expense for corporate assets, legal, finance, outside professional services, customer service center expenses, and payroll-related costs for associates.

Interest Expense, net- Interest expense, net, is summarized in the following table:

(in thousands)	2023	2022	2021
Interest expense	$(32,993)	$(15,099)	$(32,198)
Interest income	822	225	69
	$(32,171)	$(14,874)	$(32,129)

Stock-Based Compensation- We recognize compensation expense for awards of restricted stock units ("RSUs") and director stock units based on the fair value on the grant date and on a straight-line basis over the requisite service period for the awards that are expected to vest, with forfeitures estimated based on our historical experience and future expectations. Stock-based compensation is included in operating expenses on the consolidated statements of operations.

Chief Executive Officer Transition- In January 2023, we announced our succession process relating to the Company's Chief Executive Officer ("CEO") role, whereby our former CEO, Roger Rawlins, stepped down from his role as CEO and as a member of the Board of Directors (the "Board") effective April 1, 2023, at which time, Doug Howe, who previously served as Executive Vice President of the Company and President of DSW, assumed the CEO role and joined the Board. Mr. Rawlins commenced service as a strategic advisor to the Company and the Board effective April 1, 2023 through April 1, 2024 under the terms of a transition and consulting agreement. In conjunction with the CEO transition, we recorded $8.1 million of CEO transition costs consisting of $2.2 million in severance costs, $2.8 million in accelerated stock-based compensation (net of stock awards forfeited), and $3.1 million in retention stock awards to certain members of our leadership team and other related professional fees. During 2023 and 2022, we recognized CEO transition costs of $4.4 million and $3.7 million, respectively, in operating expenses on the consolidated statements of operations.

Severance- During 2023, we incurred severance costs, excluding the severance related to the CEO transition, of $5.1 million ($3.4 million, $0.2 million and $1.5 million for the U.S. Retail, Canada Retail and Brand Portfolio segments, respectively). During 2022, we incurred severance costs, excluding the severance related to the CEO transition, of $2.8 million ($1.8 million, $0.2 million and $0.8 million for the U.S. Retail, Canada Retail and Brand Portfolio segments, respectively). During 2021, we incurred severance costs of $3.3 million ($1.5 million and $1.8 million for the U.S. Retail and Brand Portfolio segments, respectively). As of February 3, 2024 and January 28, 2023, we had $3.9 million and $5.7 million, respectively, of severance liability, including the severance related to the CEO transition, included in accrued expenses on the consolidated balance sheets.

Marketing Expense- The cost of advertising is generally expensed when the advertising first takes place or when mailed. During 2023, 2022 and 2021, marketing costs were $176.4 million, $167.1 million and $163.0 million, respectively.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows:

(in thousands)	February 3, 2024	January 28, 2023	January 29, 2022
Cash and cash equivalents	$49,173	$58,766	$72,691
Restricted cash, included in prepaid expenses and other current assets	—	—	1,768
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$49,173	$58,766	$74,459

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

The following table presents activity related to our equity investments:

(in thousands)	2023	2022	2021
Balance at beginning of period	$63,820	$55,578	$58,598
Investment in Le Tigre	—	8,228	—
Share of net earnings	9,390	8,864	8,986
Distributions received	(10,353)	(8,850)	(12,006)
Balance at end of period	$62,857	$63,820	$55,578

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

We are also subject to risks due to the concentration of vendors within the U.S. Retail and Canada Retail segments. During 2023, three key national brand vendors together supplied approximately 21% of our retail merchandise, with no individual vendor providing more than 10% of our retail merchandise.

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

The carrying value of cash and cash equivalents, receivables, and accounts payables approximated their fair values due to their short-term nature. The carrying value of borrowings under our senior secured asset-based revolving credit facility ("ABL Revolver") and our senior secured term loan credit agreement, as amended, ("Term Loan") approximated fair value based on the terms and variable interest rates.

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

Cloud Computing Arrangements- Capitalized implementation costs, net of accumulated amortization, for cloud computing arrangements accounted for as service contracts are included in other assets on the consolidated balance sheets. Capitalized implementation costs are amortized, once the implementation is complete, over the term of the service contract to operating expenses on the consolidated statements of operations. As of February 3, 2024 and January 28, 2023, we had $16.4 million and $9.5 million, respectively, of unamortized capitalized costs, and $4.5 million and $2.5 million, respectively, of accumulated amortization related to the capitalized costs. During 2023, 2022 and 2021, we had amortization expense related to capitalized costs of $2.4 million, $0.9 million and $0.2 million, respectively.

Leases- A lease liability for new and modified leases is recorded based on the present value of future fixed lease commitments with a corresponding lease asset. For leases classified as operating leases, we recognize a single lease cost on a straight-line basis based on the combined amortization of the lease liability and the lease asset. Other leases will be accounted for as finance arrangements. For real estate leases, we are generally required to pay base rent, real estate taxes, and insurance, which are considered lease components, and maintenance, which is a non-lease component. We have elected to not separate non-lease payment components from the associated lease component for all new and modified real estate leases. We determine the discount rate for each lease by estimating the rate that we would be required to pay on a secured borrowing for an amount equal to the lease payments over the lease term when the rate implicit in the lease cannot be readily determined. The majority of our real estate leases provide for renewal options, which are typically not included in the lease term used for measuring the lease assets and lease liabilities as it is not reasonably certain we will exercise renewal options. We monitor for events or changes in circumstances that may require a reassessment of our leases and determine if a remeasurement is required.

Impairment of Long-Lived Assets- We periodically evaluate the carrying amount of our long-lived assets, primarily operating lease assets, property and equipment and definite-lived intangible assets, when events and circumstances warrant such a review to ascertain if any assets have been impaired. The reviews are conducted at the lowest identifiable level. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is primarily based on projected discounted cash flows over the remaining lease term.

During 2023, we recorded impairment charges of $4.8 million, primarily in the Brand Portfolio segment resulting from an abandoned leased space. During 2022, we recorded impairment charges of $4.3 million, primarily in the Brand Portfolio segment resulting from subleases of vacated leased spaces. During 2021, we recorded impairment charges of $1.7 million, including $1.2 million in the U.S. Retail segment for abandoned equipment we replaced and $0.5 million in the Brand Portfolio segment for the sublease of a vacated leased space.

Goodwill and Other Indefinite-Lived Intangible Assets- We evaluate goodwill and other indefinite lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that there is an impairment. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value exceeds its fair value, we will calculate the estimated fair value. Fair value is typically calculated using a discounted cash flow analysis. Where deemed appropriate, we may also utilize a market approach for estimating fair value. Impairment charges are calculated as the amount by which the carrying amount exceeds its fair value, but not to exceed the carrying value for goodwill.

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

Redeemable noncontrolling interest- As discussed in more detail in Note 2, Acquisitions, we have an exclusive call option and the noncontrolling interest holders have a put option with respect to our purchase of the remaining 20.6% ownership interest in Topo upon the occurrence of certain events or after a period of three years following the transaction close. The redemption price is based on the future performance of Topo. As a result of the redemption feature, we record the remaining interest in Topo as a redeemable noncontrolling interest in temporary equity on the consolidated balance sheets. The noncontrolling interest is adjusted each reporting period for the net income (loss) attributable to the noncontrolling interest. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any adjustments are also recorded as net income (loss) attributable to the noncontrolling interest.

The following table presents activity related to our redeemable noncontrolling interest:

(in thousands)	2023	2022
Balance at beginning of period	$3,155	$—
Acquisition fair value of redeemable noncontrolling interest	—	3,165
Net income (loss) attributable to redeemable noncontrolling interest	154	(10)
Distributions attributable to redeemable noncontrolling interest	(21)	—
Balance at end of period	$3,288	$3,155

Foreign Currency Translation and Transactions- Our wholly owned Canadian subsidiary has Canadian dollars as its functional currency. Assets and liabilities of this business are translated into U.S. dollars at exchange rates in effect at the balance sheet date or historical rates as appropriate. Each quarter, amounts included in the consolidated statements of operations from this business are translated at the average exchange rate for the period. The cumulative translation adjustments resulting from changes in exchange rates are included as a component of accumulated other comprehensive loss on the consolidated balance sheets. Transaction gains and losses are included in non-operating expenses, net, on the consolidated statements of operations.

Deferred Compensation Plans- We provide deferred compensation plans, including defined contribution plans to eligible associates and a non-qualified deferred compensation plan for certain executives and members of the Board. Participants may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During 2023, 2022 and 2021, we recognized costs associated with matching contributions of $6.9 million, $6.2 million and $5.9 million, respectively.

Variable Interest Entity- During 2022, we dissolved a consolidated variable interest entity joint venture along with related licensing and design and sourcing arrangements, which resulted in recording a termination fee of $5.2 million to operating expenses on the consolidated statements of operations. Assets and liabilities of the joint venture were immaterial.

Recently Issued Accounting Pronouncements- In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements including, among other things, enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective on a retrospective basis to all prior periods presented beginning with our 2024 Annual Report on Form 10-K and subsequent interim periods. We are currently evaluating the impact of adopting ASU 2023-07 to the notes of the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires a tabular effective tax rate reconciliation, using both percentages and amounts, with specific categories provided as well as information regarding income taxes paid, net of refunds received, disaggregated by federal, state, and foreign. We early adopted ASU 2023-09 on a retrospective basis for this 2023 Annual Report on Form 10-K, as presented in Note 15, Income Taxes.

2. ACQUISITIONS

ACQUISITION OF TOPO

On December 13, 2022, we acquired a 79.4% ownership interest in Topo for $19.3 million in cash. We have an exclusive call option and the noncontrolling interest holders have a put option with respect to our purchase of the remaining 20.6% ownership interest upon the occurrence of certain events or after a period of three years following the close of the transaction. The redemption price is defined in the operating agreement and is based primarily on a fixed multiple of Topo's trailing 12 months of adjusted earnings before interest, taxes, depreciation, amortization, and other agreed upon adjustments.

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

The fair value of the intangible assets relates to customer relationships and a tradename, which are amortized over a useful life of 10 and 15 years, respectively, and are based on the excess earnings method under the income approach with the relief from royalty method for the tradename. The fair value measurements are based on significant unobservable inputs, including discounted future cash flows, market-based assumed royalty rates, and customer attrition rates. The fair value measurement of the redeemable noncontrolling interest was calculated by considering the implied fair value of Topo using the purchase price and an estimated amount to redeem the noncontrolling interest. The goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established design and sourcing process for athletic footwear. Goodwill is expected to be deductible for income tax purposes. During 2022, we incurred $1.3 million of acquisition-related costs in connection with the acquisition of Topo, which were included in operating expenses on the consolidated statements of operations.

ACQUISITION OF KEDS

On February 4, 2023, we acquired Keds, including the Keds brand, inventory, and inventory-related accounts payable, from Wolverine World Wide, Inc. ("Seller"). The cash consideration was funded with available cash and borrowings on the ABL Revolver.

The final purchase price and the allocation of the total consideration to the fair values of the assets and liabilities consisted of the following:

(in thousands)	Preliminary Purchase Price and Allocation as of February 4, 2023	Measurement Period Adjustments	Final Purchase Price and Allocation as of February 3, 2024
Purchase price:
Cash Consideration	$128,400	$(1,096)	$127,304
Due from Seller for estimated contingent consideration	(3,500)	(5,399)	(8,899)
	$124,900	$(6,495)	$118,405
Fair value of assets and liabilities acquired:
Inventories	$46,700	$(4,184)	$42,516
Goodwill	36,787	(11,011)	25,776
Intangible assets	44,800	8,700	53,500
Accounts payable	(3,387)	—	(3,387)
	$124,900	$(6,495)	$118,405

The purchase price was subject to adjustments primarily based upon estimated contingent considerations as provided by the purchase agreement, which are based on recognized sales and incurred marketing costs for certain identified aged inventories and may result in the Seller paying us up to $15.0 million by March 2024. We recorded an estimated amount due from Seller at fair value based on our estimated probability of the conditions being met requiring payment. Changes to the estimated amount due from Seller after we have finalized the purchase price and the allocation of the total consideration are recorded to earnings and have been immaterial.

The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The fair value of the intangible assets relates to $46.9 million of an indefinite-lived tradename and $6.6 million of customer relationships, which is amortized over a useful life of 10 years, and are based on the excess earnings method under the income approach with the relief from royalty method for the tradename. The fair value measurements are based on significant unobservable inputs, including discounted future cash flows, market-based assumed royalty rates, and customer attrition rates. The goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established design and sourcing process for casual footwear, including kids' footwear, with international distribution. Goodwill is expected to be deductible for income tax purposes. We incurred $2.9 million of acquisition-related costs in connection with the acquisition of Keds, which was included in operating expenses on the consolidated statements of operations.

COMBINED RESULTS OF ACQUIRED ENTITIES

As of February 3, 2024, the results of operations for Topo and Keds were not material and are included in the consolidated statements of operations within the Brand Portfolio segment. Supplemental pro forma results of operations reflecting the acquisitions are not presented as the impact on our consolidated financial results would not have been material.

3. REVENUE

DISAGGREGATION OF NET SALES

Net Sales by Brand Categories- The following table presents net sales disaggregated by brand categories for each segment:

(in thousands)	U.S. Retail	Canada Retail(2)	Brand Portfolio	Eliminations	Consolidated
2023
Owned Brands:(1)
Direct-to-consumer	$471,197	$45,025	$65,724	$—	$581,946
External customer wholesale, commission income and other	—	—	211,174	—	211,174
Intersegment wholesale and commission income	—	—	72,078	(72,078)	—
Total Owned Brands	471,197	45,025	348,976	(72,078)	793,120
National brands	2,062,652	219,204	—	—	2,281,856
Total net sales	$2,533,849	$264,229	$348,976	$(72,078)	$3,074,976
2022
Owned Brands:(1)
Direct-to-consumer	$569,741	$34,734	$37,840	$—	$642,315
External customer wholesale, commission income and other	—	—	202,834	—	202,834
Intersegment wholesale and commission income	—	—	87,041	(87,041)	—
Total Owned Brands	569,741	34,734	327,715	(87,041)	845,149
National brands	2,221,772	248,507	—	—	2,470,279
Total net sales	$2,791,513	$283,241	$327,715	$(87,041)	$3,315,428
2021
Owned Brands:(1)
Direct-to-consumer	$421,398	$14,612	$27,876	$—	$463,886
External customer wholesale, commission income and other	—	—	164,192	—	164,192
Intersegment wholesale and commission income	—	—	93,956	(93,956)	—
Total Owned Brands	421,398	14,612	286,024	(93,956)	628,078
National brands	2,348,308	220,197	—	—	2,568,505
Total net sales	$2,769,706	$234,809	$286,024	$(93,956)	$3,196,583
(1)    "Owned Brands" refers to those brands we have rights to sell through ownership or license arrangements. Beginning in the first quarter of 2023, sales of the Keds brand are included in Owned Brands as a result of our acquisition of Keds. Sales of the Keds brand in periods prior to the first quarter of 2023 are not recast as this brand was considered a national brand during those periods.
(2)    Beginning with this Form 10-K, we are providing a breakout of Canada Retail segment net sales by brand categories and we have recast 2022 and 2021 on a consistent basis.

Net Sales by Product and Service Categories- The following table presents net sales disaggregated by product and service categories for each segment:

(in thousands)	2023	2022	2021
Net sales:
U.S. Retail segment:
Women's footwear	$1,628,769	$1,803,486	$1,772,729
Men's footwear	571,142	611,426	620,631
Kids' footwear	197,098	220,665	234,806
Accessories and other	136,840	155,936	141,540
	2,533,849	2,791,513	2,769,706
Canada Retail segment:
Women's footwear	146,061	151,459	117,045
Men's footwear	69,261	75,401	60,972
Kids' footwear	38,831	44,931	48,503
Accessories and other	10,076	11,450	8,289
	264,229	283,241	234,809
Brand Portfolio segment:
Wholesale	271,655	276,887	240,491
Commission income and other	11,597	12,988	17,657
Direct-to-consumer	65,724	37,840	27,876
	348,976	327,715	286,024
Total segment net sales	3,147,054	3,402,469	3,290,539
Elimination of intersegment sales	(72,078)	(87,041)	(93,956)
Total net sales	$3,074,976	$3,315,428	$3,196,583

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and loyalty programs:

(in thousands)	2023	2022	2021
Gift cards:
Beginning of period	$35,121	$36,783	$34,442
Gift cards redeemed and breakage recognized to net sales	(66,466)	(74,016)	(75,352)
Gift cards issued	63,007	72,354	77,693
End of period	$31,662	$35,121	$36,783
Loyalty programs:
Beginning of period	$16,900	$15,736	$11,379
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(31,712)	(32,923)	(30,453)
Deferred revenue for loyalty points issued	30,783	34,087	34,810
End of period	$15,971	$16,900	$15,736

CUSTOMER RETURNS AND ALLOWANCES

We reduce sales by the amount of actual and remaining expected customer returns and allowances, and cost of sales by the amount of merchandise we expect to recover. Customer allowances may be provided to our wholesale customers for margin assistance, advertising support, and various other deductions. Customer returns and allowances are estimated based on anticipated future activity using historical experience and trends and existing arrangements with customers.

The following table presents the changes and total balances for customer returns and allowances:

(in thousands)	2023	2022	2021
Beginning of period	$19,337	$20,671	$21,912
Net sales reduced for estimated returns and allowances	489,375	483,418	433,111
Actual returns and allowances during the period	(489,143)	(484,752)	(434,352)
End of period	$19,569	$19,337	$20,671

As of February 3, 2024 and January 28, 2023, the asset for recovery of merchandise returns was $10.0 million and $8.8 million, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board, and members of his family (the "Schottenstein Affiliates"). As of February 3, 2024, the Schottenstein Affiliates beneficially owned approximately 26% of the Company's outstanding common shares, representing approximately 62% of the combined voting power, consisting of, in the aggregate, 7.1 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. We also leased a fulfillment center from a Schottenstein Affiliate through September 2022 that was not renewed. See Note 13, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During 2023, 2022 and 2021, we had other purchases and services we incurred from the Schottenstein Affiliates of $2.7 million, $4.3 million and $4.9 million, respectively.

Due to Related Parties- Amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

EQUITY METHOD INVESTMENTS

ABG-Camuto- We have a 40.0% ownership interest in ABG-Camuto. We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For 2023, 2022 and 2021, we recorded royalty expense for amounts paid to ABG-Camuto of $18.1 million, $18.3 million and $18.2 million, respectively. Amounts due to ABG-Camuto were immaterial for all periods presented.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings per share attributable to Designer Brands Inc.:

(in thousands)	2023	2022	2021
Weighted average basic shares outstanding	61,296	67,603	73,024
Dilutive effect of stock-based compensation awards	2,079	4,498	4,244
Weighted average diluted shares outstanding	63,375	72,101	77,268

For 2023, 2022 and 2021, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 2.6 million, 2.9 million and 3.1 million, respectively.

6. STOCK-BASED COMPENSATION

The DSW Inc. 2014 Long-Term Incentive Plan (the "Plan") provides for the issuance of stock-based compensation awards to eligible recipients. Eligible recipients include associates, including executive officers, and non-employee directors. The maximum number of shares of Class A common shares underlying awards that may be issued over the term of the Plan cannot exceed 11.0 million shares. As of February 3, 2024, 6.1 million Class A common shares remain available for future stock-based compensation grants under the Plan. During 2023, 2022 and 2021, we recorded stock-based compensation expense of $29.4 million, $28.5 million and $23.9 million, respectively.

STOCK OPTIONS

Stock options were granted with an exercise price per share equal to the fair market value of our Class A common shares on the grant date. Stock options generally vest 20% per year on a cumulative basis and remain exercisable for a period of 10 years from the date of grant. As of February 3, 2024, there were no unvested stock options and stock option activity for the periods presented was immaterial.

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

The following table summarizes the RSU activity for 2023:

	Time-Based RSUs		Performance-Based RSUs
(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of period	6,790	$9.95	969	$14.79
Granted	2,757	$8.97	819	$8.63
Vested	(4,562)	$7.78	(302)	$15.38
Forfeited	(602)	$11.99	(250)	$11.34
Outstanding - end of period	4,383	$11.31	1,236	$11.26

The total fair value of time-based RSUs that vested during 2023, 2022 and 2021, was $35.5 million, $17.0 million and $15.1 million, respectively. As of February 3, 2024, the total compensation cost related to unvested time-based RSUs not yet recognized was $21.2 million, with a weighted average expense recognition period remaining of 1.9 years.

The total fair value of performance-based RSUs that vested during 2023, 2022 and 2021 was $4.6 million, $3.7 million and $7.4 million, respectively. As of February 3, 2024, the total compensation cost related to unvested performance-based RSUs not yet recognized was approximately $1.3 million, with a weighted average expense recognition period remaining of 1.0 year.

DIRECTOR STOCK UNITS

We issue stock units to non-employee directors. Stock units are granted to each director on the date of each annual meeting of shareholders based on the closing market price of the Class A common shares. In addition, each director that is eligible to receive compensation for board service may elect to have the cash portion of such compensation paid in the form of stock units. Director stock units vest immediately, and directors are given the option to settle their units 30 days after the grant date, at a specified date more than 30 days following the grant date, or defer receipt until completion of board service. Director stock units not yet settled, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings per share. As of February 3, 2024, we had 0.5 million director stock units not yet settled.

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

The following table provides additional information for our common shares:

(in thousands)	February 3, 2024		January 28, 2023
	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000
Issued shares	92,051	7,733	88,803	7,733
Outstanding shares	49,491	7,733	55,921	7,733
Treasury shares	42,560	—	32,882	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

DIVIDENDS

On March 14, 2024, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on April 12, 2024 to shareholders of record as of the close of business on March 29, 2024.

SHARE REPURCHASES

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. On June 8, 2023, we commenced a modified "Dutch Auction" tender offer (the "Tender Offer"), to purchase up to $100.0 million of the Company's Class A common shares. The Tender Offer expired on July 7, 2023 and on July 12, 2023, we repurchased 1.5 million Class A common shares under the Tender Offer at a purchase price of $10.00 per share and at an aggregate cost of $15.1 million, including transaction costs. During 2023, we repurchased an aggregate of 9.7 million Class A common shares, including open market purchases and the 1.5 million Class A common shares purchased under the Tender Offer, at an aggregate cost of $102.2 million, including transaction costs and excise tax. Share repurchases were funded from the proceeds from our Term Loan. As of February 3, 2024, $87.7 million of Class A common shares remained available for repurchase under the share repurchase program. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under the share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	February 3, 2024	January 28, 2023
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$18,615	$19,539
Receivables without payment guarantee	7,890	5,241
Income tax receivable	44,476	44,021
Other receivables	13,093	9,274
Total receivables	84,074	78,075
Allowance for doubtful accounts	(484)	(312)
	$83,590	$77,763

Activity for the allowance for doubtful accounts was immaterial for all periods presented.

9. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(dollars in thousands)	Useful Life (years)	February 3, 2024	January 28, 2023
Land	Indefinite	$1,110	$1,110
Buildings	39	12,485	12,485
Building and leasehold improvements	3-20 or the lease term if shorter	447,715	434,958
Furniture, fixtures and equipment	3-15	455,871	437,606
Software	3-5	232,148	217,485
Construction-in-progress		10,541	21,368
Total property and equipment		1,159,870	1,125,012
Accumulated depreciation and amortization		(939,931)	(889,582)
		$219,939	$235,430

10. GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents the changes to goodwill by segment:

(in thousands)	February 3, 2024			January 28, 2023
	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$93,655	$—	$93,655
Canada Retail	41,357	(41,357)	—	43,114	(43,114)	—
Brand Portfolio	23,449	(19,989)	3,460	19,989	(19,989)	—
	158,461	(61,346)	97,115	156,758	(63,103)	93,655
Activity by segment:
Canada Retail-
Currency translation adjustment	(429)	429	—	(1,757)	1,757	—
Brand Portfolio:
Purchase price and allocation adjustments for acquisition of Topo	868	—	868	3,460	—	3,460
Acquired Keds goodwill	25,776	—	25,776	—	—	—
	26,215	429	26,644	1,703	1,757	3,460
End of period by segment:
U.S. Retail	93,655	—	93,655	93,655	—	93,655
Canada Retail	40,928	(40,928)	—	41,357	(41,357)	—
Brand Portfolio	50,093	(19,989)	30,104	23,449	(19,989)	3,460
	$184,676	$(60,917)	$123,759	$158,461	$(61,346)	$97,115

INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

(in thousands)	February 3, 2024			January 28, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived customer relationships	$14,338	$(4,049)	$10,289	$7,852	$(1,454)	$6,398
Definite-lived tradename	11,953	(1,099)	10,854	10,853	(292)	10,561
Indefinite-lived trademarks and tradenames	61,684	—	61,684	14,907	—	14,907
	$87,975	$(5,148)	$82,827	$33,612	$(1,746)	$31,866

Definite-lived customer relationships and tradenames have a useful life of 10 and 15 years, respectively. During 2023, 2022 and 2021, amortization expense for intangible assets was $1.9 million, $0.4 million and $0.1 million, respectively, included within operating expenses on the consolidated statements of operations. As of February 3, 2024, the estimated future annual amortization expense for the intangible assets is $1.9 million over the next 5 years.

11. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	February 3, 2024	January 28, 2023
Gift cards	$31,662	$35,121
Accrued compensation and related expenses	19,342	45,019
Accrued taxes	23,134	19,419
Loyalty programs deferred revenue	15,971	16,900
Customer returns and allowances	19,569	19,337
Other	49,944	54,880
	$159,622	$190,676

12. DEBT

Debt consisted of the following:

(in thousands)	February 3, 2024	January 28, 2023
ABL Revolver	$301,070	$281,035
Term Loan	133,125	—
Total debt	434,195	281,035
Less unamortized Term Loan debt issuance costs	(7,101)	—
Less current maturities of long-term debt	(6,750)	—
Long-term debt	$420,344	$281,035

As of February 3, 2024, future maturities of debt are as follows:

(in thousands)
2024	$6,750
2025	6,750
2026	6,750
2027	413,945
Total	$434,195

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") of up to $30.0 million, which was drawn in full on February 28, 2023. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of February 3, 2024, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $437.0 million, with $271.1 million in outstanding borrowings and $5.0 million in letters of credit issued, resulting in $160.9 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.5%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 7.6% as of February 3, 2024, commitment fees, and the amortization of debt issuance costs.

TERM LOAN

On June 23, 2023, we entered into the Term Loan and have since borrowed the maximum aggregate amount of $135.0 million during 2023, consisting of $121.5 million in U.S. loans and $13.5 million in Canadian loans (denominated in USD). The Term Loan matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028). The Term Loan is collateralized by a first priority lien on substantially all of our personal, real, and intellectual property and by a second priority lien on the assets used as collateral for the ABL revolver, primarily credit card receivables, accounts receivable, and inventory.

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 12.4% (effective interest rate of 13.8% when including the amortization of debt issuance costs) as of February 3, 2024.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and the Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of February 3, 2024, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

TERMINATION OF PREVIOUS TERM LOAN

On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our previous senior secured term loan agreement ("Previous Term Loan"). In connection with this settlement, during 2022 we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

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

Operating sublease income and lease expense consisted of the following:

(in thousands)	2023	2022	2021
Operating sublease income	$7,916	$10,077	$11,879
Operating lease expense:
Lease expense to unrelated parties	$190,497	$187,372	$192,146
Lease expense to related parties	6,622	7,783	9,273
Variable lease expense to unrelated parties	69,324	71,830	73,159
Variable lease expense to related parties	1,460	1,422	1,520
	$267,903	$268,407	$276,098

Lease term and discount rate for our operating leases were as follows:

	February 3, 2024	January 28, 2023
Other operating lease information:
Weighted-average remaining lease term	5.9 years	5.7 years
Weighted-average discount rate	4.9%	4.2%

As of February 3, 2024, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
2024	$186,425	$4,856	$191,281
2025	179,374	5,637	185,011
2026	148,711	5,241	153,952
2027	120,796	4,742	125,538
2028	84,216	3,075	87,291
Future fiscal years thereafter	203,883	6,398	210,281
	923,405	29,949	953,354
Less discounting impact on operating leases	(134,879)	(5,783)	(140,662)
Total operating lease liabilities	788,526	24,166	812,692
Less current operating lease liabilities	(160,886)	(5,645)	(166,531)
Non-current operating lease liabilities	$627,640	$18,521	$646,161

As of February 3, 2024, we had entered into lease commitments for four new store locations, four store relocations, and one new distribution center where the leases have not yet commenced, and therefore the lease liabilities have not yet been recorded. We expect the lease commencements to begin over the next five fiscal quarters for these locations, and we will record additional operating lease liabilities of approximately $31.8 million. As it relates to the new distribution center, we have also entered into lease commitments for the equipment that will be used to operate the distribution center, which are expected to commence over the next five fiscal quarters and we will record additional finance lease liabilities of approximately $33.4 million.

14. COMMITMENTS AND CONTINGENCIES

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

GUARANTEES

We provide guarantees for lease obligations that are scheduled to expire in 2025 for locations that have been leased to third parties. If a third party does not pay the rent or vacates the premises, we may be required to make full rent payments to the landlord. As of February 3, 2024, the total future payment requirements for these guarantees were approximately $4.1 million.

CONTRACTUAL OBLIGATIONS

As of February 3, 2024, we had entered into various noncancelable purchase and service agreements, including agreements with remaining terms in excess of one year and construction commitments for capital items to be purchased for projects that were under construction or for which a lease has been signed. In addition, we have license agreements that allow us to use brands owned by third parties, including a license agreement with our equity investments (related parties), that have guaranteed minimum royalty payments.

As of February 3, 2024, our noncancelable purchase obligations and future guaranteed minimum royalty payments were as follows:

(in thousands)	Noncancelable Purchase Obligations	Guaranteed Minimum Royalties
		Unrelated Parties	Related Parties	Total
2024	$18,852	$15,934	$20,163	$36,097
2025	5,839	16,184	20,225	36,409
2026	3,887	16,434	20,325	36,759
2027	893	16,434	20,213	36,647
2028	518	14,184	19,650	33,834
	$29,989	$79,170	$100,576	$179,746

15. INCOME TAXES

Income before income taxes consisted of the following:

(in thousands)	2023	2022	2021
Domestic income	$19,499	$131,131	$161,409
Foreign income	20,698	28,393	11,616
	$40,197	$159,524	$173,025

Income tax provision (benefit) consisted of the following:

(in thousands)	2023	2022	2021
Current:
Federal	$(594)	$36,018	$16,696
State and local	547	12,120	1,061
Foreign	1,904	449	1,774
Total current tax expense	1,857	48,587	19,531
Deferred:
Federal	3,766	(29,025)	(555)
State and local	5,362	(10,591)	124
Foreign	(4)	(12,113)	(556)
Total deferred tax expense (benefit)	9,124	(51,729)	(987)
Income tax provision (benefit)	$10,981	$(3,142)	$18,544

The following presents a reconciliation of the income tax provision based on the U.S. federal statutory tax rate to the total effective tax rate:

(dollars in thousands)	2023		2022		2021
	Amount	%	Amount	%	Amount	%
U.S. federal tax at statutory rate	$8,441	21.0%	$33,502	21.0%	$36,335	21.0%
State and local income taxes, net of federal income tax effect (1)	(92)	(0.2)	242	0.2	(3,041)	(1.8)
Foreign tax effects:
Statutory tax rate difference between Canada and U.S.	882	2.2	1,162	0.6	607	0.4
Changes in valuation allowances	—	—	(19,408)	(12.2)	(584)	(0.3)
Other	190	0.5	419	0.4	(795)	(0.5)
Effects of changes in tax laws or rates enacted in the current period	—	—	—	—	(1,697)	(1.0)
Changes in valuation allowances	(588)	(1.5)	(28,870)	(18.1)	(16,832)	(9.7)
Nontaxable or nondeductible items:
Share-based payment awards	(2,205)	(5.5)	1,470	0.9	1,268	0.7
Limitation on executive compensation	5,783	14.4	4,683	2.9	5,531	3.2
Federal interest income	(2,474)	(6.2)	(3,029)	(1.9)	(502)	(0.3)
Other	(258)	(0.6)	772	0.5	(1,383)	(0.8)
Changes in unrecognized tax benefits	1,540	3.8	6,045	3.8	1,361	0.8
Other adjustments	(238)	(0.6)	(130)	(0.1)	(1,724)	(1.0)
Effective tax rate	$10,981	27.3%	$(3,142)	(2.0)%	$18,544	10.7%
(1)    State taxes in New York and California made up the majority (greater than 50%) of the tax effect in this category.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

(in thousands)	February 3, 2024	January 28, 2023
Deferred tax assets:
Operating lease liabilities	$206,720	$209,310
Net operating losses	17,891	21,688
Stock-based compensation	8,153	9,503
Inventories	7,485	9,252
Interest	4,409	—
Accrued expenses	3,930	7,038
Loyalty programs deferred revenue	3,742	3,905
State bonus depreciation	3,243	3,655
Gift cards	2,517	2,756
Other	3,892	2,055
	261,982	269,162
Less: valuation allowance	(12,131)	(14,027)
Total deferred tax assets, net of valuation allowance	249,851	255,135
Deferred tax liabilities:
Operating lease assets	(186,896)	(182,953)
Property and equipment	(15,902)	(19,068)
Other	(7,986)	(4,829)
Total deferred tax liabilities	(210,784)	(206,850)
Net deferred tax assets	$39,067	$48,285

As of February 3, 2024, the remaining valuation allowance was primarily related to state deferred tax assets. Additionally, there were $12.8 million state, $4.4 million foreign, and $0.7 million federal net operating losses, which, if not utilized, a portion of the carryovers will begin to expire in 2025, 2038, and 2036, respectively. During 2020, a valuation allowance was recognized as a reserve on the total deferred tax asset balance and was maintained until the end of 2022. This valuation allowance was the result of losses incurred in 2020 due to the impacts of the coronavirus pandemic that resulted in a three-year cumulative loss position, which was significant objective negative evidence in considering whether deferred tax assets were realizable. During 2022, we released the valuation allowance on the majority of the U.S. and Canada deferred tax assets given the continued realization of income since 2020, being in a three-year cumulative adjusted earnings position, and having projected future income. These factors provided sufficient evidence to conclude that it is more likely than not that the majority of the U.S. and Canada deferred tax assets are realizable.

The following table presents the changes in valuation allowance:

(in thousands)	2023	2022	2021
Valuation allowance - beginning of period	$14,027	$70,762	$101,185
Allowances taken or written off	(666)	(55,654)	(29,950)
Other adjustments	(1,230)	(1,081)	(473)
Valuation allowance - end of period	$12,131	$14,027	$70,762

We intend to continue to invest all of the earnings of foreign subsidiaries, as well as our capital in these subsidiaries outside of the U.S. and we do not expect to incur any significant additional taxes related to such amounts.

Net cash paid (refunds received) for income taxes consisted of the following:

(in thousands)	2023	2022	2021
Federal	$15,500	$(83,316)	$28,859
Aggregated state and local jurisdictions	1,853	6,629	(907)
Disaggregated state and local jurisdictions:
California	941	—	—
New York	(2,534)	—	—
City of Columbus, Ohio	1,005	—	—
Foreign	307	555	467
Net cash paid (refunds received) for income taxes	$17,072	$(76,132)	$28,419

The following table presents the changes in gross unrecognized tax benefits:

(in thousands)	2023	2022	2021
Unrecognized tax benefits - beginning of period	$15,785	$11,108	$10,087
Additions for tax positions taken in the current year	3,042	5,342	1,021
Lapses of applicable statues of limitations	(2,323)	—	—
Settlements of tax positions taken in prior years	(71)	(665)	—
Unrecognized tax benefits - end of period	$16,433	$15,785	$11,108

We recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision (benefit). As of February 3, 2024, January 28, 2023 and January 29, 2022, interest and penalties were $5.6 million, $4.7 million and $3.1 million, respectively.

16. SEGMENT REPORTING

Our three reportable segments, which are also operating segments, are the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. We have determined that the Chief Operating Decision Maker ("CODM") is our CEO and we have identified such segments based on internal management reporting and responsibilities. The performance of each segment is based primarily on net sales and gross profit. As a result, we do not allocate operating expenses to the segments. Total assets by segment are not presented in the table below as the CODM does not evaluate, manage, or measure performance of segments using total assets.

The following table provides certain financial data by segment reconciled to the consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Corporate / Eliminations	Consolidated
2023
Net sales:
External customer sales	$2,533,849	$264,229	$276,898	$—	$3,074,976
Intersegment sales	—	—	72,078	(72,078)	—
Total net sales	$2,533,849	$264,229	$348,976	$(72,078)	$3,074,976
Gross profit	$794,266	$84,794	$92,545	$3,281	$974,886
Income from equity investments	$—	$—	$9,390	$—	$9,390
Cash paid for property and equipment	$27,977	$5,719	$2,211	$19,090	$54,997
Depreciation and amortization	$27,250	$6,178	$7,811	$24,901	$66,140
2022
Net sales:
External customer sales	$2,791,513	$283,241	$240,674	$—	$3,315,428
Intersegment sales	—	—	87,041	(87,041)	—
Total net sales	$2,791,513	$283,241	$327,715	$(87,041)	$3,315,428
Gross profit	$904,583	$99,121	$72,006	$3,515	$1,079,225
Income from equity investments	$—	$—	$8,864	$—	$8,864
Cash paid for property and equipment	$27,567	$3,169	$1,501	$22,737	$54,974
Depreciation and amortization	$45,101	$6,629	$5,480	$24,105	$81,315
2021
Net sales:
External customer sales	$2,769,706	$234,809	$192,068	$—	$3,196,583
Intersegment sales	—	—	93,956	(93,956)	—
Total net sales	$2,769,706	$234,809	$286,024	$(93,956)	$3,196,583
Gross profit	$933,555	$76,728	$66,774	$(8,420)	$1,068,637
Income from equity investment	$—	$—	$8,986	$—	$8,986
Cash paid for property and equipment	$15,296	$3,225	$630	$13,879	$33,030
Depreciation and amortization	$40,693	$7,378	$5,262	$24,590	$77,923

The U.S. Retail and Brand Portfolio segments net sales recognized were primarily based on sales to customers in the U.S., and the Canada Retail segment net sales recognized were based on sales to customers in Canada. Net sales realized from geographic markets outside of the U.S. and Canada were collectively immaterial.

As of February 3, 2024 and January 28, 2023, long-lived assets, consisting of property and equipment and operating lease assets, included $879.2 million and $875.7 million, respectively, in the U.S. and $61.1 million and $58.6 million, respectively, in Canada, with only an immaterial amount in other countries. No single customer accounted for 10% or more of consolidated total net sales. However, the Brand Portfolio segment has five customers that make up 40% of its segment net sales, excluding intersegment net sales, and the loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the U.S. Management assessed the effectiveness of our internal control system as of February 3, 2024. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended February 3, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions "INFORMATION ABOUT OUR EXECUTIVE OFFICERS," "PROPOSAL 1- ELECTION OF DIRECTORS" and "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION" in our Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Exchange Act (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION," "REPORT OF THE HUMAN CAPITAL AND COMPENSATION COMMITTEE," "COMPENSATION DISCUSSION AND ANALYSIS" and the related tabular disclosure, and "FISCAL 2023 DIRECTOR COMPENSATION" in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption "REPORT OF THE HUMAN CAPITAL AND COMPENSATION COMMITTEE" shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended February 3, 2024, January 28, 2023, and January 29, 2022
•Consolidated Statements of Comprehensive Income for the years ended February 3, 2024, January 28, 2023, and January 29, 2022
•Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023
•Consolidated Statements of Shareholders' Equity for the years ended February 3, 2024, January 28, 2023, and January 29, 2022
•Consolidated Statements of Cash Flows for the years ended February 3, 2024, January 28, 2023, and January 29, 2022
•Notes to the Consolidated Financial Statements

(2) CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3) and (b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated February 8, 2011, among DSW Inc., DSW MS LLC, and Retail Ventures, Inc.	8-K/A	001-32545	2/25/2011	2.1
2.2	Securities Purchase Agreement, dated October 10, 2018, among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	8-K	001-32545	10/11/2018	2.1
2.2.1	Amendment to Securities Purchase Agreement, dated October 10, 2018, among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	10-K	001-32545	03/26/2019	2.4.1
2.2.2	Side Letter to Securities Purchase Agreement, dated January 31, 2019, among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	10-K	001-32545	03/26/2019	2.4.2
3.1	Amended and Restated Articles of Incorporation of Designer Brands Inc. dated March 19, 2019.	10-K	001-32545	03/26/2019	3.1
3.2	Amended and Restated Code of Regulations.	10-K	001-32545	04/13/2006	3.2
4.1	Specimen Class A Common Shares Certificate.	10-Q	001-32545	06/4/2019	4.1
4.2	Description of Designer Brands Inc.'s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-32545	5/1/2020	4.2
10.1	Corporate Services Agreement, dated June 11, 2002, between Retail Ventures, Inc. and Schottenstein Stores Corporation.	10-Q	001-10767	06/18/2002	10.6
10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Retail Ventures, Inc., Schottenstein Stores Corporation and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc., Schottenstein Management Company and DSW Inc. related thereto.	8-K	001-10767	07/11/2005	10.5
10.2#	Employment Agreement, dated March 24, 2005, between Deborah Ferrée and DSW Inc.	S-1	333-123289	03/14/2005	10.4
10.2.1#	First Amendment to Employment Agreement, dated December 31, 2007, between Deborah Ferrée and DSW Inc.	10-K	001-32545	4/17/2008	10.2.1
10.2.2#	Second Amendment to Employment Agreement, dated February 12, 2016, between Deborah Ferrée and DSW Inc.	10-K	001-32545	3/24/2016	10.2.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.3#	DSW Inc. 2014 Long-Term Incentive Plan.	Schedule 14A	001-32545	4/30/2014	Appendix C
10.3.1#	First Amendment to DSW Inc. 2014 Long-Term Incentive Plan, dated January 31, 2018.	10-K	001-32545	3/26/2019	10.3.1
10.3.2#	Designer Brands Inc. 2014 Long-Term Incentive Plan (as Amended and Restated).	S-8	333-239853	7/14/2020	99.1
10.3.3#	Form of Restricted Stock Units Award Agreement for Employees (2020).	10-K	001-32545	5/1/2020	10.3.2
10.3.4#	Form of Stock Units for Automatic Grants to Non-employee Directors (2020).	10-K	001-32545	5/1/2020	10.3.3
10.3.5#	Form of Nonqualified Stock Option Award Agreement for Employees (2020).	10-K	001-32545	5/1/2020	10.3.4
10.3.6#	Form of Performance-Based Restricted Stock Units Award Agreement for Employees (2020).	10-K	001-32545	5/1/2020	10.3.5
10.3.7#	Form of Restricted Stock Units Award Agreement for Canada Employees (2020).	10-K	001-32545	5/1/2020	10.3.6
10.3.8#	Form of Performance Share Agreement (2021).	10-K	001-32545	3/16/2023	10.3.8
10.3.9#	Form of Director Stock Unit Agreement (2021).	10-K	001-32545	3/16/2023	10.3.9
10.3.10#*	Form of Performance Share Agreement (2022).	—	—	—	—
10.3.11#*	Form of Restricted Stock Units Agreement for Employees (2022).	—	—	—	—
10.4#	Designer Brands Inc. Cash Incentive Plan.	10-K	001-32545	3/16/2023	10.4
10.5	Form of Indemnification Agreement between Designer Brands Inc. and its officers and directors.	10-K	001-32545	5/1/2020	10.7
10.6	Management Agreement, dated October 30, 2012, between Schottenstein Property Group, LLC and 810 AC LLC, a wholly owned subsidiary of DSW Inc.	8-K	001-32545	11/1/2012	10.2
10.7#	Standard Executive Employment Agreement, dated March 27, 2009, between William Jordan and DSW Inc.	10-K	001-32545	4/1/2009	10.61
10.7.1#	First Amendment to Standard Executive Employment Agreement, dated November 9, 2015, between William Jordan and DSW Inc.	10-K	001-32545	3/24/2016	10.29.1
10.8#	Amended and Restated Standard Executive Severance Agreement, dated December 6, 2019, between Designer Brands Inc. and Roger Rawlins.	10-Q	001-32545	12/10/2019	10.1
10.9#	Standard Executive Severance Agreement, dated July 20, 2016, between Jared Poff and DSW Inc.	10-Q	001-32545	9/1/2016	10.1
10.10#	Standard Executive Severance Agreement, dated April 9, 2020, between Mary Turner and Designer Brands Inc.	10-K	001-32545	5/1/2020	10.21
10.11#	Standard Executive Severance Agreement, dated January 22, 2022, between James Weinberg and Designer Brands Inc.	10-K	001-32545	3/16/2023	10.11
10.12#	Amended and Restated Executive Severance Agreement, dated January 4, 2023, between Douglas M. Howe and Designer Brands Inc.	10-Q	001-32545	6/8/2023	10.1
10.13#	Standard Executive Agreement, dated August 4, 2023, between Laura Denk and Designer Brands Inc.	10-K	001-32545	9/7/2023	10.1
10.14#*	Standard Executive Agreement, dated August 4, 2023, between Andrea O'Donnell and Designer Brands Inc.	—	—	—	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.15#*	Amended and Restated Nonqualified Deferred Compensation Plan.	—	—	—	—
10.16#	Transition and Consulting Agreement, dated August 4, 2023, between Roger L. Rawlins and Designer Brands Inc.	10-K	001-32545	3/16/2023	10.14
10.17#	Credit Agreement, dated March 30, 2022, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	8-K	001-32545	4/5/2022	10.1
10.17.1	First Amendment to Credit Agreement, dated February 28, 2023, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	8-K	001-32545	3/3/2023	10.1
10.17.2	Joinder and Second Amendment to Credit Agreement, dated June 23, 2023, among Designer Brand Inc., Designer Brands Canada Inc., certain domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	10-Q	001-32545	9/7/2023	10.3
10.18	Term Credit Agreement, dated June 23, 2023, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic subsidiaries as guarantors, the lenders party thereto, and PLC Agent LLC, as Administrative Agent and Lead Arranger.	8-K	001-32545	6/23/2023	10.1
10.18.1	First Amendment to Term Credit Agreement, dated September 21, 2023, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic subsidiaries as guarantors, the lenders party thereto, and PLC Agent LLC, as Administrative Agent and Lead Arranger.	10-Q	001-32545	12/5/2023	10.1
21.1*	List of Subsidiaries.	-	-	-	-
23.1*	Consent of Independent Registered Public Accounting Firm.	-	-	-	-
24.1*	Powers of Attorney.	-	-	-	-
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
97*	Policy Relating to Recover of Erroneously Awarded Compensation	-	-	-	-
101*	The following materials from the Designer Brands Inc. Annual Report on Form 10-K for the year ended February 3, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
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

DESIGNER BRANDS INC.

March 25, 2024	By:	/s/ Jared A. Poff
Jared A. Poff, Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas M. Howe	Chief Executive Officer and Director	March 25, 2024
Douglas M. Howe	(Principal Executive Officer)

/s/ Jared A. Poff	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	March 25, 2024
Jared A. Poff	(Principal Financial Officer)

/s/ Mark Haley	Senior Vice President and Controller	March 25, 2024
Mark Haley	(Principal Accounting Officer)

*	Executive Chairman of the Board and Director	March 25, 2024
Jay L. Schottenstein

*	Director	March 25, 2024
Peter S. Cobb

*	Director	March 25, 2024
Elaine J. Eisenman

*	Director	March 25, 2024
Tami J. Fersko

*	Director	March 25, 2024
Joanna T. Lau

*	Director	March 25, 2024
Richard A. Paul

*	Director	March 25, 2024
Joseph A. Schottenstein

*	Director	March 25, 2024
Harvey L. Sonnenberg

*	Director	March 25, 2024
Allan J. Tanenbaum

*	Director	March 25, 2024
Joanne Zaiac

*By:	/s/ Jared A. Poff
Jared A. Poff (Attorney-in-fact)