Form 10-Q
period 2024-05-04
Designer Brands Inc.
filed 2024-06-04
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Number of shares outstanding of each of the registrant's classes of common stock, as of May 28, 2024: 50,070,340 Class A common shares and 7,732,733 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended May 4, 2024 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

We have included certain website addresses throughout this report as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-Q.

i

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of any forward-looking statements should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the "2023 Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 25, 2024, and otherwise in our reports and filings with the SEC, there are a number of important factors that could cause actual results, performance, or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
•uncertain general economic and financial conditions, including concerns of a potential recession in the United States ("U.S."), fluctuating interest rates, inflationary pressures, and the related impacts to consumer discretionary spending, as well as our ability to plan for and respond to the impact of these conditions;
•our ability to anticipate and respond to rapidly changing consumer preferences, seasonality, customer expectations, and fashion trends;
•the impact on our consumer traffic and demand, our business operations, and the operations of our suppliers, as we experience unseasonable weather, climate change evolves, and the frequency and severity of weather events increase;
•our ability to execute on our business strategies, including integrating and growing our Brand Portfolio segment, enhancing in-store and digital shopping experiences, and meeting consumer demands;
•whether we will be able to successfully and efficiently integrate our recent acquisitions in a manner that does not impede growth;
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
•our ability to successfully integrate new hires or changes in leadership and retain our existing management team, and to continue to attract qualified new personnel;
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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
(unaudited and in thousands, except per share amounts)	May 4, 2024	April 29, 2023
Net sales	$746,596	$742,082
Cost of sales	(501,527)	(504,343)
Gross profit	245,069	237,739
Operating expenses	(238,551)	(220,119)
Income from equity investments	2,864	2,331
Impairment charges	—	(341)
Operating profit	9,382	19,610
Interest expense, net	(11,561)	(6,597)
Non-operating expenses, net	(143)	(334)
Income (loss) before income taxes	(2,322)	12,679
Income tax benefit (provision)	3,207	(1,306)
Net income	885	11,373
Net loss (income) attributable to redeemable noncontrolling interest	(102)	42
Net income attributable to Designer Brands Inc.	$783	$11,415
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.01	$0.18
Diluted earnings per share	$0.01	$0.17
Weighted average shares used in per share calculations:
Basic shares	57,464	64,371
Diluted shares	59,470	67,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended
(unaudited and in thousands)	May 4, 2024	April 29, 2023
Net income	$885	$11,373
Other comprehensive loss-
Foreign currency translation loss	(903)	(817)
Comprehensive income (loss)	(18)	10,556
Comprehensive loss (income) attributable to redeemable noncontrolling interest	(102)	42
Comprehensive income (loss) attributable to Designer Brands Inc.	$(120)	$10,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	May 4, 2024	February 3, 2024	April 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$43,434	$49,173	$50,569
Receivables, net	96,712	83,590	100,237
Inventories	620,493	571,331	637,396
Prepaid expenses and other current assets	78,224	73,338	43,598
Total current assets	838,863	777,432	831,800
Property and equipment, net	223,205	219,939	227,692
Operating lease assets	728,346	721,335	701,670
Goodwill	133,666	123,759	134,770
Intangible assets, net	85,252	82,827	75,450
Deferred tax assets	40,868	39,067	50,111
Equity investments	62,863	62,857	66,151
Other assets	50,540	49,016	46,851
Total assets	$2,163,603	$2,076,232	$2,134,495
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$298,968	$289,368	$288,526
Accrued expenses	182,767	159,622	170,759
Current maturities of long-term debt	6,750	6,750	—
Current operating lease liabilities	161,050	166,531	183,074
Total current liabilities	649,535	622,271	642,359
Long-term debt	469,328	420,344	390,302
Non-current operating lease liabilities	657,625	646,161	635,245
Other non-current liabilities	25,253	24,948	23,342
Total liabilities	1,801,741	1,713,724	1,691,248
Commitments and contingencies
Redeemable noncontrolling interest	3,390	3,288	3,093
Shareholders' equity:
Common shares paid in-capital, no par value	1,032,998	1,030,765	1,018,773
Treasury shares, at cost	(764,802)	(764,802)	(662,614)
Retained earnings	96,818	98,896	90,162
Accumulated other comprehensive loss	(6,542)	(5,639)	(6,167)
Total shareholders' equity	358,472	359,220	440,154
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,163,603	$2,076,232	$2,134,495

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three months ended May 4, 2024
Balance, February 3, 2024	49,491	7,733	42,560	$1,030,765	$(764,802)	$98,896	$(5,639)	$359,220
Net income attributable to Designer Brands Inc.	—	—	—	—	—	783	—	783
Stock-based compensation activity	569	—	—	2,233	—	—	—	2,233
Dividends ($0.05 per share)	—	—	—	—	—	(2,861)	—	(2,861)
Foreign currency translation loss	—	—	—	—	—	—	(903)	(903)
Balance, May 4, 2024	50,060	7,733	42,560	$1,032,998	$(764,802)	$96,818	$(6,542)	$358,472
Three months ended April 29, 2023
Balance, January 28, 2023	55,921	7,733	32,882	$1,018,872	$(662,614)	$81,993	$(5,350)	$432,901
Net income attributable to Designer Brands Inc.	—	—	—	—	—	11,415	—	11,415
Stock-based compensation activity	2,057	—	—	(99)	—	—	—	(99)
Dividends ($0.05 per share)	—	—	—	—	—	(3,246)	—	(3,246)
Foreign currency translation loss	—	—	—	—	—	—	(817)	(817)
Balance, April 29, 2023	57,978	7,733	32,882	$1,018,773	$(662,614)	$90,162	$(6,167)	$440,154

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(unaudited and in thousands)	May 4, 2024	April 29, 2023
Cash flows from operating activities:
Net income	$885	$11,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,379	16,565
Stock-based compensation expense	5,554	11,654
Deferred income taxes	(1,848)	(1,826)
Income from equity investments	(2,864)	(2,331)
Distributions received from equity investments	2,859	—
Impairment charges	—	341
Other	351	(1,774)
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	(16,999)	(20,985)
Income tax receivable	(514)	2,003
Inventories	(43,003)	14,168
Prepaid expenses and other current assets	(5,505)	45
Accounts payable	3,845	16,745
Accrued expenses	22,053	(19,246)
Operating lease assets and liabilities, net	(873)	(4,186)
Net cash provided by (used in) operating activities	(19,680)	22,546
Cash flows from investing activities:
Cash paid for property and equipment	(15,891)	(14,382)
Cash paid for business acquisitions	(16,674)	(109,553)
Other	4,362	—
Net cash used in investing activities	(28,203)	(123,935)
Cash flows from financing activities:
Borrowing on revolving credit facility	341,356	452,680
Payments on revolving credit facility	(291,131)	(343,263)
Payments for borrowings under Term Loan	(1,687)	—
Dividends paid	(2,861)	(3,246)
Cash paid for taxes for stock-based compensation shares withheld	(3,321)	(11,753)
Other	(33)	(911)
Net cash provided by financing activities	42,323	93,507
Effect of exchange rate changes on cash balances	(179)	(315)
Net decrease in cash and cash equivalents	(5,739)	(8,197)
Cash and cash equivalents, beginning of period	49,173	58,766
Cash and cash equivalents, end of period	$43,434	$50,569
Supplemental disclosures of cash flow information:
Net cash received for income taxes	$46	$2,887
Cash paid for interest on debt	$10,421	$6,154
Cash paid for operating lease liabilities	$49,953	$52,974
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$6,930	$4,397
Operating lease liabilities arising from lease asset additions	$8,525	$4,711
Net increase to operating lease assets and lease liabilities for modifications	$30,327	$38,344

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Business Operations- Designer Brands Inc. is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Company, DSW, and Rubino banners through its direct-to-consumer Canada stores and e-commerce sites. The Brand Portfolio segment earns revenue from the wholesale of products to retailers and international distributors, the sale of our branded products through direct-to-consumer e-commerce for the Vince Camuto, Keds, Hush Puppies, and Topo brands, and commissions for serving retailers as the design and buying agent for products under private labels. Our equity investments in ABG-Camuto, LLC ("ABG-Camuto") and Le Tigre 360 Global LLC ("Le Tigre") are an integral part of the Brand Portfolio segment.

We have a 40.0% ownership interest in ABG-Camuto, a joint venture that owns the intellectual property rights of Vince Camuto and other brands. We are party to a licensing agreement with ABG-Camuto, which provides for the exclusive right to design, source, and sell footwear and handbags under the brands that ABG-Camuto owns. We have a 33.3% ownership interest in Le Tigre, which manages the Le Tigre brand. We are also party to a license agreement with Le Tigre, which provides for the exclusive right to design, source, and sell Le Tigre-branded footwear. In addition, we own the licensing rights for footwear and handbags of the Lucky Brand and the licensing rights for footwear of the Jessica Simpson brand and the Hush Puppies brand.

On April 8, 2024, we completed the acquisition of Rubino Shoes Inc. ("Rubino"), a retailer of branded footwear, handbags, and accessories that operates Rubino banner stores and an e-commerce platform in Quebec, Canada. The acquisition of Rubino allows our Canada Retail segment to expand into the province of Quebec.

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial position, results of operations, and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet as of February 3, 2024 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2023 Form 10-K.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year (e.g., "2024") refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year (including 2024), but occasionally will contain an additional week resulting in a 53-week fiscal year (including 2023).

SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our 2023 Form 10-K.

Principles of Consolidation- The condensed consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries, including any variable interest entities. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in U.S. dollars.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us. Significant estimates and assumptions are required as a part of accounting for customer returns and allowances, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles and goodwill, lease accounting, redeemable noncontrolling interest, income taxes and valuation allowances on deferred tax assets, self-insurance reserves, and acquisitions. Although we believe that these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

Chief Executive Officer Transition- In January 2023, we announced our succession process relating to the Company's Chief Executive Officer ("CEO") role, whereby our former CEO, Roger Rawlins, stepped down from his role as CEO and as a member of the Board of Directors (the "Board") effective April 1, 2023, at which time, Doug Howe, who previously served as Executive Vice President of the Company and President of DSW, assumed the CEO role and joined the Board. During the three months ended April 29, 2023, we recognized $2.2 million of CEO transition costs in operating expenses on the condensed consolidated statements of operations. There are no CEO transition costs for 2024.

Severance- During the three months ended May 4, 2024 and April 29, 2023, we incurred severance costs of $2.4 million and $2.1 million, respectively. These costs are included in operating expenses in the condensed consolidated statements of operations. As of May 4, 2024, February 3, 2024, and April 29, 2023, we had $5.1 million, $3.9 million, and $4.7 million, respectively, of severance liability included in accrued expenses on the condensed consolidated balance sheets.
Income Taxes- For the three months ended May 4, 2024 and April 29, 2023, our effective tax rate was 138.1% and 10.3%, respectively. The high effective tax rate for the three months ended May 4, 2024 was due to discrete tax benefits, primarily state tax planning initiatives and release of federal tax reserves no longer deemed necessary, that approximated the amount of loss before income taxes and the impact of permanent non-deductible compensation. The low effective tax rate for the three months ended April 29, 2023 was primarily due to net discrete tax benefits, including federal and state valuation allowance adjustments, partially offset by permanent non-deductible compensation.

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

The carrying value of cash and cash equivalents, receivables, and accounts payables approximated their fair values due to their short-term nature. The carrying value of borrowings under our ABL Revolver and our Term Loan approximated fair value based on the terms and variable interest rates.

Recently Issued Accounting Pronouncements- In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements including, among other things, enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective on a retrospective basis to all prior periods presented beginning with our 2024 Annual Report on Form 10-K and subsequent interim periods. We are currently evaluating the impact of adopting ASU 2023-07 to the notes of the condensed consolidated financial statements.

2. ACQUISITIONS

ACQUISITION OF KEDS

On February 4, 2023, we acquired the Keds business ("Keds"), including the Keds brand, inventory, and inventory-related accounts payable, from Wolverine World Wide, Inc. ("Seller"). The cash consideration was funded with available cash and borrowings on the ABL Revolver.

The final purchase price and the allocation of the total consideration to the fair values of the assets and liabilities was finalized as of February 3, 2024, and consisted of the following:

(in thousands)	Final Purchase Price and Allocation
Purchase price:
Cash Consideration	$127,304
Due from Seller for estimated contingent consideration	(8,899)
$118,405
Fair value of assets and liabilities acquired:
Inventories	$42,516
Goodwill	25,776
Intangible assets	53,500
Accounts payable	(3,387)
$118,405

The purchase price was subject to adjustments primarily based upon estimated contingent considerations as provided by the purchase agreement, which were based on recognized sales and incurred marketing costs for certain identified aged inventories. We recorded an estimated amount due from Seller at fair value based on our estimated probability of the conditions being met requiring payment. Changes to the estimated amount due from Seller after we have finalized the purchase price were recorded to earnings and were immaterial.

The fair value of inventories, which were made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The fair value of the intangible assets relates to $46.9 million of an indefinite-lived tradename and $6.6 million of customer relationships, amortized over a useful life of 10 years, and were based on the excess earnings method under the income approach with the relief from royalty method for the tradename. The fair value measurements were based on significant unobservable inputs, including discounted future cash flows, market-based assumed royalty rates, and customer attrition rates. The goodwill, included within the Brand Portfolio segment, represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established design and sourcing process for casual footwear, including kids' footwear, with international distribution. Goodwill is expected to be deductible for income tax purposes.

ACQUISITION OF RUBINO

On April 8, 2024, we acquired Rubino for $16.7 million in cash, subject to a working capital adjustment to be determined by the end of the third quarter of 2024, along with $1.5 million in contingent consideration. The cash consideration was funded with available cash and borrowings on the ABL Revolver. The contingent consideration represents the estimated fair value associated with a potential earn-out payment to the sellers of Rubino, which was estimated at the maximum potential amount, subject to Rubino's achievement of a defined average annual financial performance target for the 24-month period following the acquisition.

The preliminary purchase price and the allocation of the total consideration to the fair values of the assets and liabilities consisted of the following:

(in thousands)	Preliminary Purchase Price and Allocation as of April 8, 2024
Purchase Price:
Cash consideration	$16,674
Contingent consideration	1,472
$18,146
Fair value of assets and liabilities acquired:
Inventories	$6,967
Operating lease assets	9,334
Goodwill	9,972
Intangible assets	3,166
Other assets	2,273
Accounts payable and other current liabilities	(4,232)
Operating lease liabilities	(9,334)
$18,146

We recorded an allocation of the purchase price to the tangible assets and intangible tradename acquired and liabilities assumed based on their fair value at the acquisition date. The contingent consideration and the allocation of the purchase price is based on certain preliminary valuations and analysis that have not been completed as of the date of this filing. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analysis within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. We expect to finalize the valuations as soon as practicable, but not later than one year from the acquisition date.

The fair value of the intangible asset relates to an indefinite-lived tradename and was determined using the relief from royalty method of the income approach. The fair value measurements are based on significant unobservable inputs, including discounted future cash flows and an assumed royalty rate. The fair value of the operating lease assets was determined based on the market valuation approach. The goodwill, included within the Canada Retail segment, represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established retail banner in a province in Canada we did not previously have a presence in. Goodwill is expected to be deductible for income tax purposes.

COMBINED RESULTS OF ACQUIRED ENTITY

The results of operations for Rubino for the three months ended May 4, 2024 were not material and are included in the condensed consolidated statements of operations within the Canada Retail segment. Supplemental pro forma results of operations reflecting the acquisition are not presented as the impact on our consolidated financial results would not have been material.

3. REVENUE

DISAGGREGATION OF NET SALES

Net Sales by Brand Categories- The following table presents net sales disaggregated by brand categories for each segment:

(in thousands)	U.S. Retail	Canada Retail(2)	Brand Portfolio	Eliminations	Consolidated
Three months ended May 4, 2024
Owned Brands:(1)
Direct-to-consumer	$105,014	$8,360	$13,930	$—	$127,304
External customer wholesale, commission income, and other	—	—	55,787	—	55,787
Intersegment wholesale	—	—	34,413	(34,413)	—
Total Owned Brands	105,014	8,360	104,130	(34,413)	183,091
National brands	516,353	47,152	—	—	563,505
Total net sales	$621,367	$55,512	$104,130	$(34,413)	$746,596
Three months ended April 29, 2023
Owned Brands:(1)
Direct-to-consumer	$123,209	$7,872	$10,624	$—	$141,705
External customer wholesale, commission income, and other	—	—	64,617	—	64,617
Intersegment wholesale and commission income	—	—	17,742	(17,742)	—
Total Owned Brands	123,209	7,872	92,983	(17,742)	206,322
National brands	489,677	46,083	—	—	535,760
Total net sales	$612,886	$53,955	$92,983	$(17,742)	$742,082
(1)    "Owned Brands" refers to those brands that we have rights to sell through ownership or license arrangements.
(2)    Beginning with the 2023 Form 10-K, we are providing a breakout of Canada Retail segment net sales by brand categories and we have recast the three months ended April 29, 2023 on a consistent basis.

Net Sales by Product and Service Categories- The following table presents net sales disaggregated by product and service categories for each segment:

	Three months ended
(in thousands)	May 4, 2024	April 29, 2023
Net sales:
U.S. Retail segment:
Women's footwear	$408,773	$407,193
Men's footwear	129,360	128,833
Kids' footwear	50,230	44,294
Accessories and other	33,004	32,566
	621,367	612,886
Canada Retail segment:
Women's footwear	30,859	30,514
Men's footwear	14,118	13,866
Kids' footwear	8,561	7,544
Accessories and other	1,974	2,031
	55,512	53,955

	Three months ended
(in thousands)	May 4, 2024	April 29, 2023
Brand Portfolio segment:
Wholesale	88,670	80,784
Direct-to consumer	13,930	10,624
Commission income and other	1,530	1,575
	104,130	92,983
Total segment net sales	781,009	759,824
Elimination of intersegment sales	(34,413)	(17,742)
Total net sales	$746,596	$742,082

During the three months ended October 28, 2023, we identified an error in the classification of certain net sales categories for the U.S. Retail segment in the Net Sales by Product and Service Categories table within Note 3, Revenue, of our condensed consolidated financial statements for the Quarterly Reports on Forms 10-Q for the first and second quarters of 2023. The above table for the three months ended April 29, 2023 has been corrected to reflect the reduction of $8.3 million of U.S. Retail segment net sales from accessories and other and increases of $4.0 million and $4.3 million of U.S. Retail segment net sales to women’s footwear and men’s footwear, respectively, representing the impact of the error for the first quarter of 2023. This immaterial correction did not impact the condensed consolidated statements of operations, comprehensive income (loss), or balance sheets.

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and loyalty programs:

	Three months ended
(in thousands)	May 4, 2024	April 29, 2023
Gift cards:
Beginning of period	$31,662	$35,121
Gift cards redeemed and breakage recognized to net sales	(17,265)	(16,449)
Gift cards issued	13,414	12,261
End of period	$27,811	$30,933
Loyalty programs:
Beginning of period	$15,971	$16,900
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(8,190)	(7,592)
Deferred revenue for loyalty points issued	7,167	7,324
End of period	$14,948	$16,632

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board, and members of his family (the "Schottenstein Affiliates"). As of May 4, 2024, the Schottenstein Affiliates beneficially owned approximately 25% of the Company's outstanding common shares, representing approximately 61% of the combined voting power of the Company, consisting of, in the aggregate, 7.0 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. For the three months ended May 4, 2024 and April 29, 2023, we recorded rent expense from the leases with Schottenstein Affiliates of $2.0 million and $1.9 million, respectively. As of May 4, 2024, February 3, 2024, and April 29, 2023, we had related party current operating lease liabilities of $4.0 million, $5.6 million, and $5.2 million, respectively, and non-current operating lease liabilities of $18.9 million, $18.5 million, and $13.0 million, respectively.

Other Purchases and Services- For both the three months ended May 4, 2024 and April 29, 2023, we had other purchases and services we incurred from the Schottenstein Affiliates of $0.6 million, respectively.

Due to Related Parties- Amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

EQUITY METHOD INVESTMENTS

ABG-Camuto- We have a 40.0% ownership interest in ABG-Camuto. We are party to a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For the three months ended May 4, 2024 and April 29, 2023, we recorded royalty expense for amounts paid to ABG-Camuto of $4.8 million and $4.5 million, respectively.

Le Tigre- We have a 33.3% ownership interest in Le Tigre. We are party to a license agreement with Le Tigre, pursuant to which we pay royalties on the net sales of the Le Tigre brand, subject to guaranteed minimums. Activity with Le Tigre was immaterial for all periods presented.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings per share attributable to Designer Brands Inc.:

	Three months ended
(in thousands)	May 4, 2024	April 29, 2023
Weighted average basic shares outstanding	57,464	64,371
Dilutive effect of stock-based compensation awards	2,006	2,671
Weighted average diluted shares outstanding	59,470	67,042

For the three months ended May 4, 2024 and April 29, 2023, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 2.8 million and 4.5 million, respectively.

6. STOCK-BASED COMPENSATION

For the three months ended May 4, 2024 and April 29, 2023, we recorded stock-based compensation expense of $5.6 million and $11.7 million, respectively, which is included in operating expenses in the condensed consolidated statements of operations.

The following table summarizes the stock-based compensation award share activity for RSUs for the three months ended May 4, 2024:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	4,383	1,236
Granted	1,750	729
Vested	(588)	(284)
Forfeited	(158)	(692)
Outstanding - end of period	5,387	989

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

The following table provides additional information for our common shares:

(in thousands)	May 4, 2024		February 3, 2024		April 29, 2023
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	92,620	7,733	92,051	7,733	90,860	7,733
Outstanding shares	50,060	7,733	49,491	7,733	57,978	7,733
Treasury shares	42,560	—	42,560	—	32,882	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

SHARE REPURCHASES

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. As of May 4, 2024, $87.7 million of Class A common shares remained available for repurchase under the share repurchase program. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under the share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

DIVIDENDS

On May 15, 2024, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on June 18, 2024 to shareholders of record at the close of business on June 5, 2024.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	May 4, 2024	February 3, 2024	April 29, 2023
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$33,388	$18,615	$35,132
Receivables without payment guarantee	7,956	7,890	12,785
Income tax receivable	44,990	44,476	42,018
Other receivables	10,863	13,093	10,763
Total receivables	97,197	84,074	100,698
Allowance for doubtful accounts	(485)	(484)	(461)
	$96,712	$83,590	$100,237

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	May 4, 2024	February 3, 2024	April 29, 2023
Gift cards	$27,811	$31,662	$30,933
Accrued compensation and related expenses	36,645	19,342	19,645
Accrued taxes	25,923	23,134	23,122
Loyalty programs deferred revenue	14,948	15,971	16,632
Customer returns and allowances	21,521	19,569	22,219
Other	55,919	49,944	58,208
	$182,767	$159,622	$170,759

10. DEBT

Debt consisted of the following:

(in thousands)	May 4, 2024	February 3, 2024	April 29, 2023
ABL Revolver	$351,296	$301,070	$390,302
Term Loan	131,437	133,125	—
Total debt	482,733	434,195	390,302
Less unamortized Term Loan debt issuance costs	(6,655)	(7,101)	—
Less current maturities of long-term debt	(6,750)	(6,750)	—
Long-term debt	$469,328	$420,344	$390,302

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") of up to $30.0 million, which was drawn in full on February 28, 2023. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of May 4, 2024, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $514.0 million, with $321.3 million in outstanding borrowings and $4.9 million in letters of credit issued, resulting in $187.8 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month, or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.5%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 7.5% as of May 4, 2024, commitment fees, and the amortization of debt issuance costs.

TERM LOAN

On June 23, 2023, we entered into the Term Loan and have since borrowed the maximum aggregate amount of $135.0 million during 2023, consisting of a $121.5 million U.S. loan and a $13.5 million Canadian loan (denominated in USD). The Term Loan matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028). The Term Loan is collateralized by a first priority lien on substantially all of our personal, real, and intellectual property and by a second priority lien on the assets used as collateral for the ABL revolver, primarily credit card receivables, accounts receivable, and inventory.

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 12.4% (effective interest rate of 13.8% when including the amortization of debt issuance costs) as of May 4, 2024.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and the Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of May 4, 2024, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

11. COMMITMENTS AND CONTINGENCIES

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

GUARANTEES

We provide a guarantee for a lease obligation that is scheduled to expire in 2027 for a location that has been leased to a third party. If the third party does not pay the rent or vacate the premises, we may be required to make full rent payments to the landlord. As of May 4, 2024, the total future payments for the guarantee were approximately $3.7 million.

12. SEGMENT REPORTING

The following table provides certain financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended May 4, 2024
Net sales:
External customer sales	$621,367	$55,512	$69,717	$—	$746,596
Intersegment sales	—	—	34,413	(34,413)	—
Total net sales	$621,367	$55,512	$104,130	$(34,413)	$746,596
Gross profit	$198,455	$17,385	$33,477	$(4,248)	$245,069
Income from equity investments	$—	$—	$2,864	$—	$2,864
Three months ended April 29, 2023
Net sales:
External customer sales	$612,886	$53,955	$75,241	$—	$742,082
Intersegment sales	—	—	17,742	(17,742)	—
Total net sales	$612,886	$53,955	$92,983	$(17,742)	$742,082
Gross profit	$196,814	$17,174	$22,085	$1,666	$237,739
Income from equity investments	$—	$—	$2,331	$—	$2,331

Beginning in 2024, we changed how the Brand Portfolio segment sources certain Owned Brands for the U.S. Retail segment by transacting using a wholesale model, where intersegment sales and cost of sales are recorded, whereas in 2023 and prior we transacted on a commission model, where intersegment sales were based on a percentage of product cost. This change results in an increase in Brand Portfolio intersegment net sales, cost of sales, and gross profit and a corresponding increase in the amount of eliminated intersegment net sales, cost of sales, and gross profit with no impact to consolidated net sales and cost of sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For the first quarter of 2024, net sales increased 0.6% and total comparable sales decreased 2.5% compared to the same period last year. During the first quarter of 2024, net sales from Owned Brands represented 24.5% of consolidated net sales, down from 27.8% for the same period last year. Gross profit as a percentage of net sales for the first quarter of 2024 was 80 basis points higher when compared to the same period last year, primarily due to improvements from the Brand Portfolio segment as we achieved significant improvements in product costing and did not have the same level of closeout sales as we did in the first quarter of 2023 as we were managing through excess inventory from last year's acquired brands.

Beginning in 2024, we changed how the Brand Portfolio segment sources certain Owned Brands for the U.S. Retail segment by transacting using a wholesale model, where intersegment sales and cost of sales are recorded, whereas in 2023 and prior we transacted on a commission model, where intersegment sales were based on a percentage of product cost. This change results in an increase in Brand Portfolio intersegment net sales, cost of sales, gross profit, and gross profit as a percentage of net sales and a corresponding increase in the amount of eliminated intersegment net sales, cost of sales, and gross profit with no impact to consolidated net sales and cost of sales.

EFFECTS OF GLOBAL ECONOMIC CONDITIONS

During the first quarter of 2024, our comparable sales declined as we experienced lower traffic and a decrease in the number of units per transaction. We believe this is a result of ongoing concern among consumers of negative and/or uncertain economic conditions, most notably the growing concerns of a potential recession, fluctuations in interest rates, inflationary pressures, changes in employment levels, and significant foreign currency volatility. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business. These factors ultimately could require us to enact mitigating operating efficiency measures that could have a material adverse effect on our business, operations, and results of operations.

FINANCIAL SUMMARY AND OTHER KEY METRICS

For the three months ended May 4, 2024:
•Net sales increased to $746.6 million from $742.1 million for the same period last year.
•Gross profit as a percentage of net sales was 32.8% compared to 32.0% for the same period last year.
•Net income attributable to Designer Brands Inc. was $0.8 million, or $0.01 per diluted share, which included net after-tax charges of $4.0 million, or $0.07 per diluted share, primarily related to restructuring and integration costs. For the three months ended April 29, 2023, net income attributable to Designer Brands Inc. was $11.4 million, or $0.17 per diluted share, which included net after-tax charges of $2.8 million, or $0.04, primarily related to the CEO transition, restructuring, integration, and acquisition costs, partially offset by the valuation change on deferred tax assets.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	Three months ended
	May 4, 2024	April 29, 2023
Change in comparable sales:
U.S. Retail segment	(2.3)%	(11.6)%
Canada Retail segment	(4.9)%	2.9%
Brand Portfolio segment - direct-to-consumer channel	(1.7)%	8.3%
Total	(2.5)%	(10.4)%

We consider the percent change in comparable sales from the same previous year period, a primary metric commonly used throughout the retail industry, to be an important measurement for management and investors of the performance of our direct-to-consumer businesses. We include in our comparable sales metric sales from stores in operation for at least 14 months at the beginning of the applicable year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include the e-commerce sales of the U.S. Retail and Canada Retail segments. For calculating comparable sales in 2024, periods in 2023 are shifted by one week to compare similar calendar weeks. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales include the e-commerce net sales of the Brand Portfolio segment from the direct-to-consumer e-commerce sites for Vince Camuto and Topo. Net sales from the direct-to-consumer e-commerce sites for Keds and Hush Puppies will be added to the comparable base for the Brand Portfolio segment beginning with the second quarter of 2024 and the third quarter of 2024, respectively. Stores added as a result of the Rubino acquisition that will have been in operation for at least 14 months at the beginning of 2025, along with its e-commerce sales, will be added to the comparable base beginning with the second quarter of 2025. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores- As of May 4, 2024 and April 29, 2023, we had the following number of stores:

	May 4, 2024	April 29, 2023
U.S. Retail segment - DSW stores	500	499
Canada Retail segment:
The Shoe Company stores	122	114
DSW stores	25	25
Rubino stores	28	—
	175	139
Total number of stores	675	638

RESULTS OF OPERATIONS

FIRST QUARTER OF 2024 COMPARED WITH FIRST QUARTER OF 2023

(amounts in thousands, except per share amounts)	Three months ended
	May 4, 2024		April 29, 2023		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$746,596	100.0%	$742,082	100.0%	$4,514	0.6%
Cost of sales	(501,527)	(67.2)	(504,343)	(68.0)	2,816	(0.6)%
Gross profit	245,069	32.8	237,739	32.0	7,330	3.1%
Operating expenses	(238,551)	(32.0)	(220,119)	(29.6)	(18,432)	8.4%
Income from equity investments	2,864	0.5	2,331	0.2	533	22.9%
Impairment charges	—	—	(341)	—	341	NM
Operating profit	9,382	1.3	19,610	2.6	(10,228)	(52.2)%
Interest expense, net	(11,561)	(1.6)	(6,597)	(0.9)	(4,964)	75.2%
Non-operating expenses, net	(143)	—	(334)	—	191	(57.2)%
Income (loss) before income taxes	(2,322)	(0.3)	12,679	1.7	(15,001)	NM
Income tax benefit (provision)	3,207	0.4	(1,306)	(0.2)	4,513	NM
Net income	885	0.1	11,373	1.5	(10,488)	(92.2)%
Net loss (income) attributable to redeemable noncontrolling interest	(102)	—	42	—	(144)	NM
Net income attributable to Designer Brands Inc.	$783	0.1%	$11,415	1.5%	$(10,632)	(93.1)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.01		$0.18		$(0.17)	(94.4)%
Diluted earnings per share	$0.01		$0.17		$(0.16)	(94.1)%
Weighted average shares used in per share calculations:
Basic shares	57,464		64,371		(6,907)	(10.7)%
Diluted shares	59,470		67,042		(7,572)	(11.3)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Three months ended
(dollars in thousands)	May 4, 2024		April 29, 2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$621,367	79.6%	$612,886	80.7%	$8,481	1.4%	(2.3)%
Canada Retail	55,512	7.1	53,955	7.1	1,557	2.9%	(4.9)%
Brand Portfolio	104,130	13.3	92,983	12.2	11,147	12.0%	(1.7)%
Total segment net sales	781,009	100.0%	759,824	100.0%	21,185	2.8%	(2.5)%
Elimination of intersegment net sales	(34,413)		(17,742)		(16,671)	94.0%
Consolidated net sales	$746,596		$742,082		$4,514	0.6%

For the three months ended May 4, 2024, net sales increased in the U.S. Retail segment primarily due to added net sales of $23.3 million due to the calendar shift as a result of 2023 containing an additional week, offset by the decrease in comparable sales. The decrease in comparable sales for the U.S. Retail segment was largely driven by a decrease in comparable average sales amounts per transaction of 3% due to lower units per transaction, partially offset by an increase in comparable transactions of approximately 1% as conversion rates more than offset lower traffic. Net sales increased in the Canada Retail segment also due to the calendar shift as well as the impact of new stores opened since the end of the first quarter of 2023, partially offset by a decrease in comparable sales. The increase in net sales for the Brand Portfolio segment was primarily due to a change in how we source certain Owned Brands for the U.S. Retail segment from a commission model, where sales are based on a percentage of product cost, to a wholesale model, where sales and cost of sales are recorded. This change also resulted in the increase in intersegment net sales that are eliminated.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	May 4, 2024		April 29, 2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$198,455	31.9%	$196,814	32.1%	$1,641	0.8%	(20)
Canada Retail	17,385	31.3%	17,174	31.8%	211	1.2%	(50)
Brand Portfolio	33,477	32.1%	22,085	23.8%	11,392	51.6%	830
Total segment gross profit	249,317	31.9%	236,073	31.1%	13,244	5.6%	80
Net recognition (elimination) of intersegment gross profit	(4,248)		1,666		(5,914)
Consolidated gross profit	$245,069	32.8%	$237,739	32.0%	$7,330	3.1%	80

The increase in gross profit for the U.S. Retail and Canada Retail segments was primarily driven by the increase in net sales during the three months ended May 4, 2024 over the same period last year. Gross profit as a percentage of net sales decreased for the U.S. Retail segment when compared to the same period last year primarily due to a change in mix of products sold, whereas the decrease for the Canada Retail segment was primarily due to the increase in store occupancy costs with new stores and renewed leases resulting in slight increases in rent. The increase in gross profit for the Brand Portfolio segment was primarily driven by higher margin rates on wholesale sales as well as the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model as discussed above, which also resulted in the net elimination of intersegment gross profit during the first quarter of 2024 as compared to the net recognition of intersegment gross profit for the same period last year (refer to the table below). Gross profit as a percentage of net sales increased for the Brand Portfolio segment with the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model, as well as significant improvements we achieved in product costing and a lower level of closeout sales than the first quarter of 2023 as we managed through excess inventory from last year's acquired brands.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	May 4, 2024	April 29, 2023
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(34,413)	$(17,742)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	24,093	13,211
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	6,072	6,197
	$(4,248)	$1,666

OPERATING EXPENSES

For the three months ended May 4, 2024, operating expenses increased by $18.4 million over the same period last year, primarily driven by an increase in incentive compensation as we did not recognize incentive compensation last year based on the performance of the business, an increase in marketing expense as we invested more in brand awareness for the newly acquired brands in the Brand Portfolio segment, and higher store selling expenses in line with the increase in retail sales. Operating expenses, as a percentage of net sales, increased 240 basis points over the same period last year due to the increase in operating expenses being greater than the increase in net sales.

INTEREST EXPENSE, NET

For the three months ended May 4, 2024, interest expense, net, increased by $5.0 million over the same period last year, primarily driven by overall higher interest rates on our debt, with higher rates on the ABL Revolver over the same period last year, and the addition of the Term Loan.

INCOME TAXES

For the three months ended May 4, 2024 and April 29, 2023, our effective tax rate was 138.1% and 10.3%, respectively. The high effective tax rate for the three months ended May 4, 2024 was due to discrete tax benefits, primarily state tax planning initiatives and release of federal tax reserves no longer deemed necessary, that approximated the amount of loss before income taxes and the impact of permanent non-deductible compensation. The low effective tax rate for the three months ended April 29, 2023 was primarily due to net discrete tax benefits, including federal and state valuation allowance adjustments, partially offset by permanent non-deductible compensation.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally. On April 8, 2024, we acquired Rubino for $16.7 million in cash, funded with available cash and borrowings on the ABL Revolver. On June 3, 2024, we received $46.9 million from the Internal Revenue Service representing the final amount due, plus interest, as a result of the Coronavirus Aid, Relief, and Economic Security Act. We intend to use these proceeds to pay down debt.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy, and withstand unanticipated business volatility, including the impacts of the global economic conditions on our results of operations. We believe that cash generated from our operations, together with our current levels of cash, as well as the availability under our ABL Revolver, are sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund acquisitions and capital expenditures, repurchase common shares under our share repurchase program, and meet our debt service obligations over the next 12 months and beyond.

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Three months ended
(in thousands)	May 4, 2024	April 29, 2023	Change
Net cash provided by (used in) operating activities	$(19,680)	$22,546	$(42,226)
Net cash used in investing activities	(28,203)	(123,935)	95,732
Net cash provided by financing activities	42,323	93,507	(51,184)
Effect of exchange rate changes on cash balances	(179)	(315)	136
Net decrease in cash and cash equivalents	$(5,739)	$(8,197)	$2,458

OPERATING CASH FLOWS

For the three months ended May 4, 2024, we had net cash used in operations as compared to net cash provided by operations for the same period last year. This change was largely driven by higher spend on working capital as we increased our investment in inventories, partially offset by no incentive compensation for 2023 being paid in the first quarter of 2024 whereas we did pay incentive compensation for 2022 in the first quarter of 2023, and the decrease in net income recognized in the three months ended May 4, 2024 over the same period last year after adjusting for non-cash activity, including depreciation and amortization and stock-based compensation activity. As of May 4, 2024, our inventories remain below the amount as of April 29, 2023. Also, during the first quarter of 2023, much of the inventory buildup came from the acquisition of Keds, which is included in investing cash flows. Other changes in working capital were the result of timing of payments with the calendar shift.

INVESTING CASH FLOWS

For the three months ended May 4, 2024, net cash used in investing activities was primarily due to the acquisition of the Rubino business for $16.7 million and capital expenditures of $15.9 million relating to infrastructure and IT projects and new stores, including relocations. For the three months ended April 29, 2023, net cash used in investing activities was primarily due to the acquisition of the Keds business of $109.4 million and capital expenditures of $14.4 million relating to infrastructure and IT projects and store relocation and improvements.

FINANCING CASH FLOWS

For the three months ended May 4, 2024, net cash provided by financing activities was primarily due to the net receipts of $50.2 million from our ABL Revolver, which was primarily used to fund our working capital investments and the acquisition of Rubino, partially offset by payments of $3.3 million for taxes for stock-based compensation shares withheld and $2.9 million for dividends. For the three months ended April 29, 2023, net cash provided by financing activities was primarily due to net receipts of $109.4 million from our ABL Revolver, which was used primarily to fund the Keds business acquisition, partially offset by payments of $11.8 million for taxes for stock-based compensation shares withheld.

DEBT

ABL Revolver- The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a FILO Term Loan of up to $30.0 million. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver, which matures in 2027, may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of May 4, 2024, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $514.0 million, with $321.3 million in outstanding borrowings and $4.9 million in letters of credit issued, resulting in $187.8 million available for borrowings.

Term Loan- On June 23, 2023, we entered into a Term Loan and have since borrowed the maximum aggregate of $135.0 million. The Term Loan matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028).

Debt Covenants- The ABL Revolver required us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of May 4, 2024, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Refer to Note 10, Debt, of the condensed consolidated financial statements of this Form 10-Q for further information about our debt arrangements.

PLANS FOR CAPITALIZED COSTS

During 2024, we expect to spend approximately $65.0 million to $75.0 million that will be capitalized for property and equipment and implementation costs for cloud computing arrangements accounted for as service contracts, $17.4 million of which was spent during the three months ended May 4, 2024. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

The information related to recent accounting pronouncements as set forth in Note 1, Description of Business and Significant Accounting Policies - Recently Issued Accounting Pronouncements, of the condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and valuation techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies and estimates disclosed in our 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our 2023 Form 10-K.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors as set forth in Part I, Item 1A., Risk Factors, in our 2023 Form 10-K.

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

The following table sets forth the Class A common shares repurchased during the three months ended May 4, 2024:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
February 4, 2024 to March 2, 2024	4	$9.19	—	$87,677
March 3, 2024 to April 6, 2024	292	$11.21	—	$87,677
April 7, 2024 to May 4, 2024	13	$9.55	—	$87,677
	309	$11.12	—
(1)    The total number of shares repurchased represents shares withheld in connection with tax payments due upon vesting of stock-based compensation awards.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis.

On May 15, 2024, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on June 18, 2024 to shareholders of record at the close of business on June 5, 2024.

RESTRICTIONS

The ABL Revolver and the Term Loan contain customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

During the three months ended May 4, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	June 4, 2024	By:	/s/ Jared A. Poff
Jared A. Poff
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)