Form 10-Q
period 2024-08-03
Designer Brands Inc.
filed 2024-09-11
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Number of shares outstanding of each of the registrant's classes of common stock, as of September 4, 2024: 47,766,748 Class A common shares and 7,732,733 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended August 3, 2024 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

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
•risks related to cyber security threats and privacy or data security breaches or the potential loss or disruption of our information technology ("IT") systems, or those of our vendors;
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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
(unaudited and in thousands, except per share amounts)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$771,900	$792,217	$1,518,496	$1,534,299
Cost of sales	(518,986)	(518,830)	(1,020,513)	(1,023,173)
Gross profit	252,914	273,387	497,983	511,126
Operating expenses	(226,896)	(214,530)	(465,447)	(434,649)
Income from equity investments	2,571	2,138	5,435	4,469
Impairment charges	—	(308)	—	(649)
Operating profit	28,589	60,687	37,971	80,297
Interest expense, net	(11,035)	(6,932)	(22,596)	(13,529)
Non-operating income (expenses), net	(109)	579	(252)	245
Income before income taxes	17,445	54,334	15,123	67,013
Income tax provision	(3,363)	(17,079)	(156)	(18,385)
Net income	14,082	37,255	14,967	48,628
Net income attributable to redeemable noncontrolling interest	(258)	(51)	(360)	(9)
Net income attributable to Designer Brands Inc.	$13,824	$37,204	$14,607	$48,619
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.24	$0.57	$0.25	$0.75
Diluted earnings per share	$0.24	$0.56	$0.25	$0.73
Weighted average shares used in per share calculations:
Basic shares	57,162	65,576	57,313	64,973
Diluted shares	58,576	66,997	58,978	66,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(unaudited and in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net income	$14,082	$37,255	$14,967	$48,628
Other comprehensive income (loss)-
Foreign currency translation gain (loss)	(977)	1,277	(1,880)	460
Comprehensive income	13,105	38,532	13,087	49,088
Comprehensive income attributable to redeemable noncontrolling interest	(258)	(51)	(360)	(9)
Comprehensive income attributable to Designer Brands Inc.	$12,847	$38,481	$12,727	$49,079

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	August 3, 2024	February 3, 2024	July 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$38,834	$49,173	$46,187
Receivables, net	49,671	83,590	97,364
Inventories	642,783	571,331	606,841
Prepaid expenses and other current assets	66,760	73,338	50,308
Total current assets	798,048	777,432	800,700
Property and equipment, net	216,313	219,939	226,634
Operating lease assets	723,818	721,335	751,637
Goodwill	130,611	123,759	135,259
Intangible assets, net	86,334	82,827	72,640
Deferred tax assets	39,997	39,067	48,100
Equity investments	61,020	62,857	62,938
Other assets	50,993	49,016	49,430
Total assets	$2,107,134	$2,076,232	$2,147,338
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$294,739	$289,368	$294,724
Accrued expenses	161,155	159,622	172,130
Current maturities of long-term debt	6,750	6,750	2,500
Current operating lease liabilities	156,394	166,531	181,484
Total current liabilities	619,038	622,271	650,838
Long-term debt	458,974	420,344	328,506
Non-current operating lease liabilities	653,416	646,161	682,248
Other non-current liabilities	16,642	24,948	22,784
Total liabilities	1,748,070	1,713,724	1,684,376
Commitments and contingencies
Redeemable noncontrolling interest	3,519	3,288	3,144
Shareholders' equity:
Common shares paid in-capital, no par value	1,038,061	1,030,765	1,025,662
Treasury shares, at cost	(782,771)	(764,802)	(685,048)
Retained earnings	107,774	98,896	124,094
Accumulated other comprehensive loss	(7,519)	(5,639)	(4,890)
Total shareholders' equity	355,545	359,220	459,818
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,107,134	$2,076,232	$2,147,338

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three months ended August 3, 2024
Balance, May 4, 2024	50,060	7,733	42,560	$1,032,998	$(764,802)	$96,818	$(6,542)	$358,472
Net income attributable to Designer Brands Inc.	—	—	—	—	—	13,824	—	13,824
Stock-based compensation activity	362	—	—	5,063	—	—	—	5,063
Repurchase of Class A common shares	(2,665)	—	2,665	—	(17,969)	—	—	(17,969)
Dividends ($0.05 per share)	—	—	—	—	—	(2,868)	—	(2,868)
Foreign currency translation loss	—	—	—	—	—	—	(977)	(977)
Balance, August 3, 2024	47,757	7,733	45,225	$1,038,061	$(782,771)	$107,774	$(7,519)	$355,545
Three months ended July 29, 2023
Balance, April 29, 2023	57,978	7,733	32,882	$1,018,773	$(662,614)	$90,162	$(6,167)	$440,154
Net income attributable to Designer Brands Inc.	—	—	—	—	—	37,204	—	37,204
Stock-based compensation activity	278	—	—	6,889	—	—	—	6,889
Repurchase of Class A common shares	(2,113)	—	2,113	—	(22,434)	—	—	(22,434)
Dividends ($0.05 per share)	—	—	—	—	—	(3,272)	—	(3,272)
Foreign currency translation gain	—	—	—	—	—	—	1,277	1,277
Balance, July 29, 2023	56,143	7,733	34,995	$1,025,662	$(685,048)	$124,094	$(4,890)	$459,818
Six months ended August 3, 2024
Balance, February 3, 2024	49,491	7,733	42,560	$1,030,765	$(764,802)	$98,896	$(5,639)	$359,220
Net income attributable to Designer Brands Inc.	—	—	—	—	—	14,607	—	14,607
Stock-based compensation activity	931	—	—	7,296	—	—	—	7,296
Repurchase of Class A common shares	(2,665)	—	2,665	—	(17,969)	—	—	(17,969)
Dividends ($0.10 per share)	—	—	—	—	—	(5,729)	—	(5,729)
Foreign currency translation loss	—	—	—	—	—	—	(1,880)	(1,880)
Balance, August 3, 2024	47,757	7,733	45,225	$1,038,061	$(782,771)	$107,774	$(7,519)	$355,545
Six months ended July 29, 2023
Balance, January 28, 2023	55,921	7,733	32,882	$1,018,872	$(662,614)	$81,993	$(5,350)	$432,901
Net income attributable to Designer Brands Inc.	—	—	—	—	—	48,619	—	48,619
Stock-based compensation activity	2,335	—	—	6,790	—	—	—	6,790
Repurchase of Class A common shares	(2,113)	—	2,113	—	(22,434)	—	—	(22,434)
Dividends ($0.10 per share)	—	—	—	—	—	(6,518)	—	(6,518)
Foreign currency translation gain	—	—	—	—	—	—	460	460
Balance, July 29, 2023	56,143	7,733	34,995	$1,025,662	$(685,048)	$124,094	$(4,890)	$459,818

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(unaudited and in thousands)	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net income	$14,967	$48,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,827	33,134
Stock-based compensation expense	11,419	19,029
Deferred income taxes	(999)	221
Income from equity investments	(5,435)	(4,469)
Distributions received from equity investments	7,272	5,351
Impairment charges	—	649
Other	703	(1,337)
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	(14,663)	(12,400)
Income tax receivable	44,476	1,533
Inventories	(65,812)	41,788
Prepaid expenses and other current assets	5,619	(8,220)
Accounts payable	3,883	37,647
Accrued expenses	(7,247)	(18,135)
Operating lease assets and liabilities, net	(5,112)	(9,048)
Net cash provided by operating activities	21,898	134,371
Cash flows from investing activities:
Cash paid for property and equipment	(29,481)	(25,127)
Cash paid for business acquisitions	(16,352)	(127,496)
Other	4,362	—
Net cash used in investing activities	(41,471)	(152,623)
Cash flows from financing activities:
Borrowing on revolving credit facility	652,076	688,411
Payments on revolving credit facility	(610,866)	(684,794)
Proceeds from the issuance of the Term Loan	—	50,000
Payments for borrowings under Term Loan	(3,375)	—
Payments of debt issuance costs	—	(6,693)
Cash paid for treasury shares	(17,969)	(22,434)
Dividends paid	(5,729)	(6,518)
Cash paid for taxes for stock-based compensation shares withheld	(4,123)	(12,239)
Other	(387)	(85)
Net cash provided by financing activities	9,627	5,648
Effect of exchange rate changes on cash balances	(393)	25
Net decrease in cash and cash equivalents	(10,339)	(12,579)
Cash and cash equivalents, beginning of period	49,173	58,766
Cash and cash equivalents, end of period	$38,834	$46,187
Supplemental disclosures of cash flow information:
Net cash paid (received) for income taxes	$(47,771)	$13,230
Cash paid for interest on debt	$20,533	$10,786
Cash paid for operating lease liabilities	$104,185	$107,056
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$2,777	$8,269
Operating lease liabilities arising from lease asset additions	$10,818	$11,521
Net increase to operating lease assets and lease liabilities for modifications	$65,435	$121,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Business Operations- Designer Brands Inc. is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer U.S. stores and e-commerce site. The Canada Retail segment operates The Shoe Co., DSW, and Rubino banners through its direct-to-consumer Canada stores and e-commerce sites. The Brand Portfolio segment earns revenue from the wholesale of products to retailers and international distributors, the sale of our branded products through direct-to-consumer e-commerce for the Vince Camuto, Keds, Hush Puppies, and Topo brands, as well as from commissions for serving retailers as the design and buying agent for products under private labels.

We have a 40.0% ownership interest in ABG-Camuto, LLC ("ABG-Camuto"), a joint venture that owns the intellectual property rights of Vince Camuto and other brands. We are party to a licensing agreement with ABG-Camuto, which provides for the exclusive right to design, source, and sell footwear and handbags under the brands that ABG-Camuto owns. We also have a 33.3% ownership interest in Le Tigre 360 Global LLC ("Le Tigre"), which manages the Le Tigre brand, and are party to a license agreement with Le Tigre, which provides for the exclusive right to design, source, and sell Le Tigre-branded footwear. Our equity investments are an integral part of the Brand Portfolio segment. In addition, we own the licensing rights for footwear and handbags of the Lucky Brand and the licensing rights for footwear of the Jessica Simpson brand and the Hush Puppies brand.

On April 8, 2024, we completed the acquisition of Rubino Shoes Inc. ("Rubino"), a retailer of branded footwear, handbags, and accessories that operates Rubino banner stores and an e-commerce platform in Quebec, Canada. The acquisition of Rubino has allowed our Canada Retail segment to expand into the province of Quebec.

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

Severance- During the six months ended August 3, 2024 and July 29, 2023, we incurred severance costs of $4.3 million and $2.4 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations. As of August 3, 2024, February 3, 2024, and July 29, 2023, we had $3.0 million, $3.9 million, and $3.0 million, respectively, of severance liability included in accrued expenses on the condensed consolidated balance sheets.
Income Taxes- For the three months ended August 3, 2024 and July 29, 2023, our effective tax rate was 19.3% and 31.4%, respectively, and for the six months ended August 3, 2024 and July 29, 2023, our effective tax rate was 1.0% and 27.4%, respectively. The lower effective tax rate for the three and six months ended August 3, 2024 was due to discrete tax benefits recognized, primarily the release of tax reserves no longer deemed necessary and state tax planning initiatives, partially offset by the impact of permanent non-deductible compensation. The higher effective tax rate for the three and six months ended July 29, 2023 was due to the impact of permanent non-deductible compensation partially offset by federal and state valuation allowance adjustments.

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

The fair value of inventories, which were made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The fair value of the intangible assets relates to $46.9 million of an indefinite-lived tradename and $6.6 million of customer relationships, amortized over a useful life of 10 years, and were based on the excess earnings method under the income approach with the relief from royalty method for the tradename. The fair value measurements were based on significant unobservable inputs, including discounted future cash flows, market-based assumed royalty rates, and customer attrition rates. The goodwill, included within the Brand Portfolio segment, represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established design and sourcing process for casual footwear, including kids' footwear, with international distribution. Goodwill is not expected to be deductible for income tax purposes.

ACQUISITION OF RUBINO

On April 8, 2024, we acquired Rubino for $16.4 million in cash, subject to a working capital adjustment to be determined by the end of the third quarter of 2024, which was funded with available cash and borrowings on the ABL Revolver. The purchase price also included a contingent consideration with a maximum potential payment of $1.5 million, subject to Rubino's achievement of a defined average annual financial performance target for the 24-month period following the acquisition. Based on Rubino's projected performance, we have estimated at fair value no contingent consideration to be recorded.

The preliminary purchase price and the allocation of the total consideration to the fair values of the assets and liabilities consisted of the following:

(in thousands)	Preliminary Purchase Price and Allocation as of April 8, 2024	Measurement Period Adjustments	Preliminary Purchase Price Allocation as of August 3, 2024
Purchase Price:
Cash consideration	$16,674	$(322)	$16,352
Contingent consideration	1,472	(1,472)	—
	$18,146	$(1,794)	$16,352
Fair value of assets and liabilities acquired:
Inventories	$6,967	$322	$7,289
Operating lease assets	9,334	—	9,334
Goodwill	9,972	(2,981)	6,991
Intangible assets	3,166	1,840	5,006
Other assets	2,273	151	2,424
Accounts payable and other current liabilities	(4,232)	(1,126)	(5,358)
Operating lease liabilities	(9,334)	—	(9,334)
	$18,146	$(1,794)	$16,352

We recorded an allocation of the purchase price to the tangible assets and intangible tradename acquired and liabilities assumed based on their fair value at the acquisition date. The purchase price and allocation of the purchase price is based on certain preliminary valuations and analysis that have not been completed as of the date of this filing. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analysis within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. We expect to finalize the valuations as soon as practicable, but not later than one year from the acquisition date.

The fair value of the intangible asset relates to an indefinite-lived tradename and was estimated using the relief from royalty method of the income approach. The fair value measurements are based on significant unobservable inputs, including discounted future cash flows and an assumed royalty rate. The fair value of the operating lease assets was determined based on the market valuation approach. The goodwill, included within the Canada Retail segment, represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established retail banner in a province in Canada we did not previously have a presence in. Goodwill is not expected to be deductible for income tax purposes.

The results of operations for Rubino for the three and six months ended August 3, 2024 were not material and are included in the condensed consolidated statements of operations within the Canada Retail segment. Supplemental pro forma results of operations reflecting the acquisition are not presented as the impact on our consolidated financial results would not have been material.

3. REVENUE

DISAGGREGATION OF NET SALES

Net Sales by Brand Categories- The following table presents net sales disaggregated by brand categories for each segment:

(in thousands)	U.S. Retail	Canada Retail(2)	Brand Portfolio	Eliminations	Consolidated
Three months ended August 3, 2024
Owned Brands:(1)
Direct-to-consumer	$98,040	$10,550	$13,889	$—	$122,479
External customer wholesale, commission income, and other	—	—	41,520	—	41,520
Intersegment wholesale	—	—	40,584	(40,584)	—
Total Owned Brands	98,040	10,550	95,993	(40,584)	163,999
National brands	543,654	64,247	—	—	607,901
Total net sales	$641,694	$74,797	$95,993	$(40,584)	$771,900
Three months ended July 29, 2023
Owned Brands:(1)
Direct-to-consumer	$115,749	$10,048	$15,776	$—	$141,573
External customer wholesale, commission income, and other	—	—	47,633	—	47,633
Intersegment wholesale and commission income	—	—	20,808	(20,808)	—
Total Owned Brands	115,749	10,048	84,217	(20,808)	189,206
National brands	542,793	60,218	—	—	603,011
Total net sales	$658,542	$70,266	$84,217	$(20,808)	$792,217
Six months ended August 3, 2024
Owned Brands:(1)
Direct-to-consumer	$203,054	$18,910	$27,819	$—	$249,783
External customer wholesale, commission income, and other	—	—	97,307	—	97,307
Intersegment wholesale	—	—	74,997	(74,997)	—
Total Owned Brands	203,054	18,910	200,123	(74,997)	347,090
National brands	1,060,007	111,399	—	—	1,171,406
Total net sales	$1,263,061	$130,309	$200,123	$(74,997)	$1,518,496
Six months ended July 29, 2023
Owned Brands:(1)
Direct-to-consumer	$238,958	$17,920	$26,400	$—	$283,278
External customer wholesale, commission income, and other	—	—	112,250	—	112,250
Intersegment wholesale and commission income	—	—	38,550	(38,550)	—
Total Owned Brands	238,958	17,920	177,200	(38,550)	395,528
National brands	1,032,470	106,301	—	—	1,138,771
Total net sales	$1,271,428	$124,221	$177,200	$(38,550)	$1,534,299
(1)    "Owned Brands" refers to those brands that we have rights to sell through ownership or license arrangements.
(2)    Beginning with the 2023 Form 10-K, we are providing a breakout of Canada Retail segment net sales by brand categories and we have recast the three months and the six months ended July 29, 2023 on a consistent basis.

Net Sales by Product and Service Categories- The following table presents net sales disaggregated by product and service categories for each segment:

	Three months ended		Six months ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales:
U.S. Retail segment:
Women's footwear	$402,885	$423,563	$811,658	$830,756
Men's footwear	148,396	153,721	277,756	282,553
Kids' footwear	55,528	45,163	105,758	89,457
Accessories and other	34,885	36,095	67,889	68,662
	641,694	658,542	1,263,061	1,271,428
Canada Retail segment:
Women's footwear	42,234	40,534	73,093	71,048
Men's footwear	19,235	18,880	33,353	32,746
Kids' footwear	9,976	8,089	18,537	15,633
Accessories and other	3,352	2,763	5,326	4,794
	74,797	70,266	130,309	124,221
Brand Portfolio segment:
Wholesale	80,592	64,709	169,262	145,493
Direct-to consumer	13,889	15,776	27,819	26,400
Commission income and other	1,512	3,732	3,042	5,307
	95,993	84,217	200,123	177,200
Total segment net sales	812,484	813,025	1,593,493	1,572,849
Elimination of intersegment sales	(40,584)	(20,808)	(74,997)	(38,550)
Total net sales	$771,900	$792,217	$1,518,496	$1,534,299

During the three months ended October 28, 2023, we identified an error in the classification of certain net sales categories for the U.S. Retail segment in the Net Sales by Product and Service Categories table within Note 3, Revenue, of our condensed consolidated financial statements for the Quarterly Reports on Forms 10-Q for the first and second quarters of 2023. The above table for the three months ended July 29, 2023 has been corrected to reflect the reduction of $13.9 million of U.S. Retail segment net sales from accessories and other and increases of $6.0 million and $7.9 million of U.S. Retail segment net sales to women’s footwear and men’s footwear, respectively, representing the impact of the error for the second quarter of 2023. The above table for the six months ended July 29, 2023 has been corrected to reflect the reduction of $22.2 million of U.S. Retail segment net sales from accessories and other and increases of $10.0 million and $12.2 million of U.S. Retail segment net sales to women’s footwear and men’s footwear, respectively, representing the impact of the error for the first and second quarters of 2023. This immaterial correction did not impact the condensed consolidated statements of operations, comprehensive income, or balance sheets.

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and loyalty programs:

	Three months ended		Six months ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Gift cards:
Beginning of period	$27,811	$30,933	$31,662	$35,121
Gift cards redeemed and breakage recognized to net sales	(14,763)	(16,388)	(32,028)	(32,837)
Gift cards issued	12,297	13,689	25,711	25,950
End of period	$25,345	$28,234	$25,345	$28,234
Loyalty programs:
Beginning of period	$14,948	$16,632	$15,971	$16,900
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(8,104)	(7,835)	(16,294)	(15,427)
Deferred revenue for loyalty points issued	7,710	7,965	14,877	15,289
End of period	$14,554	$16,762	$14,554	$16,762

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board, and members of his family (the "Schottenstein Affiliates"). As of August 3, 2024, the Schottenstein Affiliates beneficially owned approximately 26% of the Company's outstanding common shares, representing approximately 63% of the combined voting power of the Company, consisting of, in the aggregate, 7.0 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. For the three months ended August 3, 2024 and July 29, 2023, we recorded rent expense from the leases with Schottenstein Affiliates of $1.6 million and $2.1 million, respectively. For the six months ended August 3, 2024 and July 29, 2023, we recorded rent expense from the leases with Schottenstein Affiliates of $3.6 million and $4.0 million, respectively. As of August 3, 2024, February 3, 2024, and July 29, 2023, we had related party current operating lease liabilities of $4.0 million, $5.6 million, and $4.7 million, respectively, and non-current operating lease liabilities of $18.1 million, $18.5 million, and $12.0 million, respectively.

Other Purchases and Services- For both the three months ended August 3, 2024 and July 29, 2023, we had other purchases and services we incurred from the Schottenstein Affiliates of $0.6 million. For both the six months ended August 3, 2024 and July 29, 2023, we had other purchases and services we incurred from the Schottenstein Affiliates of $1.2 million.

Due to Related Parties- Amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

EQUITY METHOD INVESTMENTS

ABG-Camuto- We have a 40.0% ownership interest in ABG-Camuto. We are party to a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For the three months ended August 3, 2024 and July 29, 2023, we recorded royalty expense for amounts paid to ABG-Camuto of $4.8 million and $4.6 million, respectively. For the six months ended August 3, 2024 and July 29, 2023, we recorded royalty expense for amounts paid to ABG-Camuto of $9.6 million and $9.1 million, respectively.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings per share attributable to Designer Brands Inc.:

	Three months ended		Six months ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Weighted average basic shares outstanding	57,162	65,576	57,313	64,973
Dilutive effect of stock-based compensation awards	1,414	1,421	1,665	1,890
Weighted average diluted shares outstanding	58,576	66,997	58,978	66,863

For the three months ended August 3, 2024 and July 29, 2023, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 4.1 million and 3.1 million, respectively. For both the six months ended August 3, 2024 and July 29, 2023, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 3.6 million.

6. STOCK-BASED COMPENSATION

For the three months ended August 3, 2024 and July 29, 2023, we recorded stock-based compensation expense of $5.8 million and $7.4 million, respectively. For the six months ended August 3, 2024 and July 29, 2023, we recorded stock-based compensation expense of $11.4 million and $19.0 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations.

The following table summarizes the stock-based compensation award share activity for RSUs for the six months ended August 3, 2024:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	4,383	1,236
Granted	1,850	736
Vested	(817)	(284)
Forfeited	(411)	(692)
Outstanding - end of period	5,005	996

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

The following table provides additional information for our common shares:

(in thousands)	August 3, 2024		February 3, 2024		July 29, 2023
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	92,982	7,733	92,051	7,733	91,138	7,733
Outstanding shares	47,757	7,733	49,491	7,733	56,143	7,733
Treasury shares	45,225	—	42,560	—	34,995	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

SHARE REPURCHASES

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the six months ended August 3, 2024, we repurchased 2.7 million Class A common shares at an aggregate cost of $18.0 million. As of August 3, 2024, $69.7 million of Class A common shares remained available for repurchase under the share repurchase program. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under the share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	August 3, 2024	February 3, 2024	July 29, 2023
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$24,405	$18,615	$22,234
Receivables without payment guarantee	10,983	7,890	17,027
Income tax receivable	—	44,476	42,488
Other receivables	14,731	13,093	16,092
Total receivables	50,119	84,074	97,841
Allowance for doubtful accounts	(448)	(484)	(477)
	$49,671	$83,590	$97,364

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	August 3, 2024	February 3, 2024	July 29, 2023
Gift cards	$25,345	$31,662	$28,234
Accrued compensation and related expenses	31,579	19,342	27,142
Accrued taxes	23,721	23,134	21,878
Loyalty programs deferred revenue	14,554	15,971	16,762
Customer returns and allowances	19,247	19,569	19,256
Other	46,709	49,944	58,858
	$161,155	$159,622	$172,130

10. DEBT

Debt consisted of the following:

(in thousands)	August 3, 2024	February 3, 2024	July 29, 2023
ABL Revolver	$342,280	$301,070	$284,652
Term Loan	129,750	133,125	50,000
Total debt	472,030	434,195	334,652
Less unamortized Term Loan debt issuance costs	(6,306)	(7,101)	(3,646)
Less current maturities of long-term debt	(6,750)	(6,750)	(2,500)
Long-term debt	$458,974	$420,344	$328,506

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") of up to $30.0 million, which was drawn in full on February 28, 2023. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of August 3, 2024, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $471.8 million, with $312.3 million in outstanding borrowings and $4.4 million in letters of credit issued, resulting in $155.1 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month, or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.5%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 7.5% as of August 3, 2024, commitment fees, and the amortization of debt issuance costs.

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

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 12.3% (effective interest rate of 13.7% when including the amortization of debt issuance costs) as of August 3, 2024.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and the Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of August 3, 2024, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

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

GUARANTEES

We provide a guarantee for a lease obligation that is scheduled to expire in 2027 for a location that has been leased to a third party. If the third party does not pay the rent or vacate the premises, we may be required to make full rent payments to the landlord. As of August 3, 2024, the total future payments for the guarantee were approximately $3.4 million.

12. SEGMENT REPORTING

The following table provides certain financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended August 3, 2024
Net sales:
External customer sales	$641,694	$74,797	$55,409	$—	$771,900
Intersegment sales	—	—	40,584	(40,584)	—
Total net sales	$641,694	$74,797	$95,993	$(40,584)	$771,900
Gross profit	$206,061	$25,307	$26,635	$(5,089)	$252,914
Income from equity investments	$—	$—	$2,571	$—	$2,571
Three months ended July 29, 2023
Net sales:
External customer sales	$658,542	$70,266	$63,409	$—	$792,217
Intersegment sales	—	—	20,808	(20,808)	—
Total net sales	$658,542	$70,266	$84,217	$(20,808)	$792,217
Gross profit	$225,768	$23,811	$24,298	$(490)	$273,387
Income from equity investments	$—	$—	$2,138	$—	$2,138

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Six months ended August 3, 2024
Net sales:
External customer sales	$1,263,061	$130,309	$125,126	$—	$1,518,496
Intersegment sales	—	—	74,997	(74,997)	—
Total net sales	$1,263,061	$130,309	$200,123	$(74,997)	$1,518,496
Gross profit	$404,516	$42,692	$60,112	$(9,337)	$497,983
Income from equity investments	$—	$—	$5,435	$—	$5,435
Six months ended July 29, 2023
Net sales:
External customer sales	$1,271,428	$124,221	$138,650	$—	$1,534,299
Intersegment sales	—	—	38,550	(38,550)	—
Total net sales	$1,271,428	$124,221	$177,200	$(38,550)	$1,534,299
Gross profit	$422,582	$40,985	$46,383	$1,176	$511,126
Income from equity investments	$—	$—	$4,469	$—	$4,469

Beginning in 2024, we changed how the Brand Portfolio segment sources certain Owned Brands for the U.S. Retail segment by transacting using a wholesale model, where intersegment sales and cost of sales are recorded, whereas in 2023 and prior we transacted on a commission model, where intersegment sales were based on a percentage of product cost. This change results in an increase in Brand Portfolio intersegment net sales, cost of sales, and gross profit and a corresponding increase in the amount of eliminated intersegment net sales, cost of sales, and gross profit with no impact to consolidated net sales, cost of sales, and gross profit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For the second quarter of 2024, net sales decreased 2.6% and total comparable sales decreased 1.4% compared to the same period last year. During the second quarter of 2024, net sales from Owned Brands represented 21.2% of consolidated net sales, down from 23.9% for the same period last year. Gross profit as a percentage of net sales for the second quarter of 2024 was 32.8%, which was flat to the first quarter of 2024 and 170 basis points lower when compared to the same period last year, primarily from the U.S. Retail segment due to changes in the mix of products sold, as we expanded our athletic and casual offering, which have lower margins than the seasonal and dress categories, and an increase in promotional pricing.

Beginning in 2024, we changed how the Brand Portfolio segment sources certain Owned Brands for the U.S. Retail segment by transacting using a wholesale model, where intersegment sales and cost of sales are recorded, whereas in 2023 and prior we transacted on a commission model, where intersegment sales were based on a percentage of product cost. This change results in an increase in Brand Portfolio intersegment net sales, cost of sales, gross profit, and gross profit as a percentage of net sales and a corresponding increase in the amount of eliminated intersegment net sales, cost of sales, and gross profit with no impact to consolidated net sales, cost of sales, and gross profit.

EFFECTS OF GLOBAL ECONOMIC CONDITIONS

During the second quarter of 2024, we were encouraged by the increase in comparable traffic despite the decrease in total comparable sales as we experienced a decrease in comparable average sales amounts per transaction due to lower units per transaction. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. We believe the decrease in comparable sales is a result of ongoing consumer concern of negative and/or uncertain economic conditions, most notably the growing concerns of a potential recession, fluctuations in interest rates, inflationary pressures, and changes in employment levels. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business. These factors ultimately could require us to enact mitigating operating efficiency measures that could have a material adverse effect on our business, operations, and results of operations.

FINANCIAL SUMMARY AND OTHER KEY METRICS

For the three months ended August 3, 2024:
•Net sales decreased to $771.9 million from $792.2 million for the same period last year.
•Gross profit as a percentage of net sales was 32.8% compared to 34.5% for the same period last year.
•Net income attributable to Designer Brands Inc. was $13.8 million, or $0.24 per diluted share, which included net after-tax charges of $3.2 million, or $0.05 per diluted share, primarily related to restructuring, integration, and acquisition costs. For the three months ended July 29, 2023, net income attributable to Designer Brands Inc. was $37.2 million, or $0.56 per diluted share, which included net after-tax charges of $2.2 million, or $0.03, primarily related to restructuring and integration costs and discrete and permanent tax on non-deductible CEO transition costs.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	Three months ended
	August 3, 2024	July 29, 2023
Change in comparable sales:
U.S. Retail segment	(1.1)%	(9.2)%
Canada Retail segment	(3.1)%	(7.3)%
Brand Portfolio segment - direct-to-consumer channel	(7.0)%	0.5%
Total	(1.4)%	(8.9)%

We consider the percent change in comparable sales from the same previous year period, a primary metric commonly used throughout the retail industry, to be an important measurement for management and investors of the performance of our direct-to-consumer businesses. We include in our comparable sales metric sales from stores in operation for at least 14 months at the beginning of the applicable year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include the e-commerce sales of the U.S. Retail and Canada Retail segments. For calculating comparable sales in 2024, periods in 2023 are shifted by one week to compare similar calendar weeks. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales include the e-commerce net sales of the Brand Portfolio segment from the direct-to-consumer e-commerce sites for Vince Camuto, Keds, and Topo. Net sales from the direct-to-consumer e-commerce sites for Hush Puppies will be added to the comparable base for the Brand Portfolio segment beginning with the third quarter of 2024. Stores added as a result of the Rubino acquisition that will have been in operation for at least 14 months at the beginning of 2025, along with its e-commerce sales, will be added to the comparable base for the Canada Retail segment beginning with the second quarter of 2025. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores- As of August 3, 2024 and July 29, 2023, we had the following number of stores:

	August 3, 2024	July 29, 2023
U.S. Retail segment - DSW stores	499	498
Canada Retail segment:
The Shoe Co. stores	123	113
DSW stores	26	25
Rubino stores	28	—
	177	138
Total number of stores	676	636

RESULTS OF OPERATIONS

SECOND QUARTER OF 2024 COMPARED WITH SECOND QUARTER OF 2023

(amounts in thousands, except per share amounts)	Three months ended
	August 3, 2024		July 29, 2023		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$771,900	100.0%	$792,217	100.0%	$(20,317)	(2.6)%
Cost of sales	(518,986)	(67.2)	(518,830)	(65.5)	(156)	—%
Gross profit	252,914	32.8	273,387	34.5	(20,473)	(7.5)%
Operating expenses	(226,896)	(29.4)	(214,530)	(27.1)	(12,366)	5.8%
Income from equity investments	2,571	0.3	2,138	0.3	433	20.3%
Impairment charges	—	—	(308)	—	308	NM
Operating profit	28,589	3.7	60,687	7.7	(32,098)	(52.9)%
Interest expense, net	(11,035)	(1.5)	(6,932)	(0.8)	(4,103)	59.2%
Non-operating income (expenses), net	(109)	—	579	—	(688)	NM
Income before income taxes	17,445	2.2	54,334	6.9	(36,889)	(67.9)%
Income tax provision	(3,363)	(0.4)	(17,079)	(2.2)	13,716	(80.3)%
Net income	14,082	1.8	37,255	4.7	(23,173)	(62.2)%
Net income attributable to redeemable noncontrolling interest	(258)	—	(51)	—	(207)	405.9%
Net income attributable to Designer Brands Inc.	$13,824	1.8%	$37,204	4.7%	$(23,380)	(62.8)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.24		$0.57		$(0.33)	(57.9)%
Diluted earnings per share	$0.24		$0.56		$(0.32)	(57.1)%
Weighted average shares used in per share calculations:
Basic shares	57,162		65,576		(8,414)	(12.8)%
Diluted shares	58,576		66,997		(8,421)	(12.6)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Three months ended
(dollars in thousands)	August 3, 2024		July 29, 2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$641,694	79.0%	$658,542	81.0%	$(16,848)	(2.6)%	(1.1)%
Canada Retail	74,797	9.2	70,266	8.6	4,531	6.4%	(3.1)%
Brand Portfolio	95,993	11.8	84,217	10.4	11,776	14.0%	(7.0)%
Total segment net sales	812,484	100.0%	813,025	100.0%	(541)	(0.1)%	(1.4)%
Elimination of intersegment net sales	(40,584)		(20,808)		(19,776)	95.0%
Consolidated net sales	$771,900		$792,217		$(20,317)	(2.6)%

For the three months ended August 3, 2024, net sales decreased in the U.S. Retail segment driven by reduced net sales of $10.4 million due to the calendar shift as a result of 2023 containing an additional week, with the remaining decrease primarily due to lower comparable sales. The decrease in comparable sales for the U.S. Retail segment was largely driven by lower comparable average sales amounts per transaction of approximately 2%, partially offset by an increase in comparable transactions of approximately 1%. The lower comparable average sales amounts per transaction were due to lower units per transaction, whereas the increase in comparable transactions was due to higher traffic partially offset by lower conversion rates. Net sales increased in the Canada Retail segment primarily due to the addition of Rubino, with $7.5 million of net sales in the quarter, partially offset by a decrease in comparable sales. The increase in net sales for the Brand Portfolio segment was primarily due to a change in how we source certain Owned Brands for the U.S. Retail segment from a commission model, where sales are based on a percentage of product cost, to a wholesale model, where sales and cost of sales are recorded, which contributed $21.7 million in sales and also resulted in the increase in intersegment net sales that are eliminated. This increase in the Brand Portfolio segment was partially offset by lower sales to external customers as retail customers pulled back on orders.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	August 3, 2024		July 29, 2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$206,061	32.1%	$225,768	34.3%	$(19,707)	(8.7)%	(220)
Canada Retail	25,307	33.8%	23,811	33.9%	1,496	6.3%	(10)
Brand Portfolio	26,635	27.7%	24,298	28.9%	2,337	9.6%	(120)
Total segment gross profit	258,003	31.8%	273,877	33.7%	(15,874)	(5.8)%	(190)
Net elimination of intersegment gross profit	(5,089)		(490)		(4,599)
Consolidated gross profit	$252,914	32.8%	$273,387	34.5%	$(20,473)	(7.5)%	(170)

The decrease in gross profit for the U.S. Retail segment was primarily driven by the decrease in net sales during the three months ended August 3, 2024 over the same period last year and at lower margin rates. Gross profit as a percentage of net sales decreased for the U.S. Retail segment, when compared to the same period last year, primarily due to a change in mix of products sold as we expanded our athletic and casual offerings, which have lower margins than the seasonal and dress categories, and an increase in promotional pricing. The increase in gross profit for the Canada Retail segment was primarily driven by the increase in net sales during the three months ended August 3, 2024 over the same period last year. The increase in gross profit for the Brand Portfolio segment was primarily driven by the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model as discussed above, which also resulted in an increase in the net elimination of intersegment gross profit during the second quarter of 2024 as compared to the same period last year (refer to table below). Gross profit as a percentage of net sales decreased for the Brand Portfolio segment as favorable adjustments recorded in the second quarter of 2023 due to improved inventory positions more than offset the benefits from the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model during the same period this year.

The net elimination of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	August 3, 2024	July 29, 2023
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(40,584)	$(20,808)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	28,174	15,066
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	7,321	5,252
	$(5,089)	$(490)

OPERATING EXPENSES

For the three months ended August 3, 2024, operating expenses increased by $12.4 million over the same period last year, driven by an increase in marketing expense of $4.2 million as we invested more in brand awareness and an increase in incentive compensation of $2.7 million as we did not recognize incentive compensation last year based on the performance of the business relative to our targets with the remaining increase primarily due to restructuring and integration costs and professional fees related to certain strategic initiative work. Operating expenses, as a percentage of net sales, increased 230 basis points over the same period last year due to an increase in operating expenses on lower sales.

INTEREST EXPENSE, NET

For the three months ended August 3, 2024, interest expense, net, increased by $4.1 million over the same period last year primarily driven by a higher average debt balance.

INCOME TAXES

For the three months ended August 3, 2024 and July 29, 2023, our effective tax rate was 19.3% and 31.4%, respectively. The lower effective tax rate for the three months ended August 3, 2024 was due to discrete tax benefits recognized, primarily the release of tax reserves no longer deemed necessary and state tax planning initiatives, partially offset by the impact of permanent non-deductible compensation. The higher effective tax rate for the three months ended July 29, 2023 was due to the impact of permanent non-deductible compensation partially offset by federal and state valuation allowance adjustments.

SIX MONTHS OF 2024 COMPARED WITH SIX MONTHS OF 2023

(amounts in thousands, except per share amounts)	Six months ended
	August 3, 2024		July 29, 2023		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$1,518,496	100.0%	$1,534,299	100.0%	$(15,803)	(1.0)%
Cost of sales	(1,020,513)	(67.2)	(1,023,173)	(66.7)	2,660	(0.3)%
Gross profit	497,983	32.8	511,126	33.3	(13,143)	(2.6)%
Operating expenses	(465,447)	(30.7)	(434,649)	(28.3)	(30,798)	7.1%
Income from equity investments	5,435	0.4	4,469	0.3	966	21.6%
Impairment charges	—	—	(649)	—	649	NM
Operating profit	37,971	2.5	80,297	5.3	(42,326)	(52.7)%
Interest expense, net	(22,596)	(1.5)	(13,529)	(0.9)	(9,067)	67.0%
Non-operating income (expenses), net	(252)	—	245	—	(497)	NM
Income before income taxes	15,123	1.0	67,013	4.4	(51,890)	(77.4)%
Income tax provision	(156)	—	(18,385)	(1.2)	18,229	(99.2)%
Net income	14,967	1.0	48,628	3.2	(33,661)	(69.2)%
Net income attributable to redeemable noncontrolling interest	(360)	—	(9)	—	(351)	NM
Net income attributable to Designer Brands Inc.	$14,607	1.0%	$48,619	3.2%	$(34,012)	(70.0)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.25		$0.75		$(0.50)	(66.7)%
Diluted earnings per share	$0.25		$0.73		$(0.48)	(65.8)%
Weighted average shares used in per share calculations:
Basic shares	57,313		64,973		(7,660)	(11.8)%
Diluted shares	58,978		66,863		(7,885)	(11.8)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Six months ended
(dollars in thousands)	August 3, 2024		July 29, 2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$1,263,061	79.3%	$1,271,428	80.8%	$(8,367)	(0.7)%	(1.7)%
Canada Retail	130,309	8.2	124,221	7.9	6,088	4.9%	(3.9)%
Brand Portfolio	200,123	12.5	177,200	11.3	22,923	12.9%	(4.8)%
Total segment net sales	1,593,493	100.0%	1,572,849	100.0%	20,644	1.3%	(1.9)%
Elimination of intersegment net sales	(74,997)		(38,550)		(36,447)	94.5%
Consolidated net sales	$1,518,496		$1,534,299		$(15,803)	(1.0)%

For the six months ended August 3, 2024, net sales decreased in the U.S. Retail segment primarily driven by the decrease in comparable sales of $21.5 million, partially offset by the added net sales due to the calendar shift as a result of 2023 containing an additional week. The decrease in comparable sales for the U.S. Retail segment was largely driven by a decrease in comparable average sales amounts per transaction of approximately 3%, partially offset by an increase in comparable transactions of approximately 1%. The decrease in comparable average sales amounts per transaction was due to lower units per transaction, whereas the increase in comparable transactions was due to higher traffic, partially offset by lower conversion rates. Net sales increased in the Canada Retail segment due to the addition of Rubino, with $7.5 million of net sales during the period, as well as $3.8 million from the net new stores opened since the end of the second quarter of 2023, partially offset by the decrease in comparable sales. The increase in net sales for the Brand Portfolio segment was primarily due to a change in how we source certain Owned Brands for the U.S. Retail segment from a commission model, where sales are based on a percentage of product cost, to a wholesale model, where sales and cost of sales are recorded, which contributed $33.9 million in sales and also resulted in the increase in intersegment net sales that are eliminated. This increase in the Brand Portfolio segment was partially offset by lower sales to external customers as retail customers pulled back on orders during the first half of 2024.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Six months ended
(dollars in thousands)	August 3, 2024		July 29, 2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$404,516	32.0%	$422,582	33.2%	$(18,066)	(4.3)%	(120)
Canada Retail	42,692	32.8%	40,985	33.0%	1,707	4.2%	(20)
Brand Portfolio	60,112	30.0%	46,383	26.2%	13,729	29.6%	380
Total segment gross profit	507,320	31.8%	509,950	32.4%	(2,630)	(0.5)%	(60)
Net recognition (elimination) of intersegment gross profit	(9,337)		1,176		(10,513)
Consolidated gross profit	$497,983	32.8%	$511,126	33.3%	$(13,143)	(2.6)%	(50)

The decrease in gross profit for the U.S. Retail segment was primarily driven by the decrease in net sales during the six months ended August 3, 2024 over the same period last year and at lower margin rates. Gross profit as a percentage of net sales decreased for the U.S. Retail segment when compared to the same period last year primarily due to a change in mix of products sold as we expanded our athletic and casual offerings, which have lower margins than the seasonal and dress categories. The increase in gross profit for the Canada Retail segment was primarily driven by the increase in net sales during the six months ended August 3, 2024 over the same period last year. The increase in gross profit for the Brand Portfolio segment was primarily driven by the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model as discussed above, which also resulted in the net elimination of intersegment gross profit during 2024 as compared to the net recognition of intersegment gross profit for the same period last year (refer to the table below). Gross profit as a percentage of net sales increased primarily due to the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Six months ended
(in thousands)	August 3, 2024	July 29, 2023
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(74,997)	$(38,550)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	52,267	28,277
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	13,393	11,449
	$(9,337)	$1,176

OPERATING EXPENSES

For the six months ended August 3, 2024, operating expenses increased by $30.8 million over the same period last year, driven by an increase in incentive compensation of $13.1 million as we did not recognize incentive compensation last year based on the performance of the business relative to our targets and an increase in marketing expense of $9.1 million as we invested more in brand awareness as we did not recognize incentive compensation last year based on the performance of the business relative to our targets with the remaining increase primarily due to restructuring and integration costs and professional fees related to certain strategic initiative work. Operating expenses, as a percentage of net sales, increased 240 basis points over the same period last year due to an increase in operating expenses on lower sales.

INTEREST EXPENSE, NET

For the six months ended August 3, 2024, interest expense, net, increased by $9.1 million over the same period last year primarily driven by a higher average debt balance.

INCOME TAXES

For the six months ended August 3, 2024 and July 29, 2023, our effective tax rate was 1.0% and 27.4%, respectively. The lower effective tax rate for the six months ended August 3, 2024 was due to discrete tax benefits recognized, primarily the release of tax reserves no longer deemed necessary and state tax planning initiatives, partially offset by the impact of permanent non-deductible compensation. The higher effective tax rate for the six months ended July 29, 2023 was due to the impact of permanent non-deductible compensation partially offset by federal and state valuation allowance adjustments.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally. On April 8, 2024, we acquired Rubino for $16.4 million in cash, funded with available cash and borrowings on the ABL Revolver. During the six months ended August 3, 2024, we repurchased 2.7 million Class A common shares at an aggregate cost of $18.0 million. As of August 3, 2024, $69.7 million of Class A common shares remained available for repurchase under the share repurchase program.

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

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Six months ended
(in thousands)	August 3, 2024	July 29, 2023	Change
Net cash provided by operating activities	$21,898	$134,371	$(112,473)
Net cash used in investing activities	(41,471)	(152,623)	111,152
Net cash provided by financing activities	9,627	5,648	3,979
Effect of exchange rate changes on cash balances	(393)	25	(418)
Net decrease in cash and cash equivalents	$(10,339)	$(12,579)	$2,240

OPERATING CASH FLOWS

The decrease in net cash provided by operations was largely driven by higher spend on working capital as we increased our investment in inventories and the decrease in net income recognized, partially offset by the receipt of income tax refunds of over $40.0 million and no incentive compensation for 2023 being paid in the first quarter of 2024 whereas we did pay incentive compensation for 2022 in the first quarter of 2023. Other changes in working capital were the result of timing of payments with the calendar shift.

INVESTING CASH FLOWS

For the six months ended August 3, 2024, net cash used in investing activities was primarily due to the acquisition of the Rubino business for $16.4 million and capital expenditures of $29.5 million relating to infrastructure and IT projects and new stores, including relocations. For the six months ended July 29, 2023, net cash used in investing activities was primarily due to the acquisition of the Keds business of $127.3 million and capital expenditures of $25.1 million relating to infrastructure and IT projects and store relocations and improvements.

FINANCING CASH FLOWS

For the six months ended August 3, 2024, net cash provided by financing activities was primarily due to the net receipts of $41.2 million from our ABL Revolver, partially offset by the repurchase of 2.7 million Class A common shares at an aggregate cost of $18.0 million, and payments of $5.7 million for dividends and $4.1 million for taxes for stock-based compensation shares withheld. For the six months ended July 29, 2023, net cash provided by financing activities was primarily due to proceeds from the issuance of the Term Loan of $50.0 million, partially offset by the repurchase of 2.1 million Class A common shares at an aggregate cost of $22.4 million, including transaction costs, payments of $12.2 million for taxes for stock-based compensation shares withheld, and payments of dividends of $6.5 million.

DEBT

ABL Revolver- The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a FILO Term Loan of up to $30.0 million. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver, which matures in 2027, may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of August 3, 2024, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $471.8 million, with $312.3 million in outstanding borrowings and $4.4 million in letters of credit issued, resulting in $155.1 million available for borrowings.

Term Loan- On June 23, 2023, we entered into a Term Loan and have since borrowed the maximum aggregate of $135.0 million. The Term Loan matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028).

Debt Covenants- The ABL Revolver required us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of August 3, 2024, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Refer to Note 10, Debt, of the condensed consolidated financial statements of this Form 10-Q for further information about our debt arrangements.

PLANS FOR CAPITALIZED COSTS

During 2024, we expect to spend approximately $65.0 million to $75.0 million that will be capitalized for property and equipment and implementation costs for cloud computing arrangements accounted for as service contracts, $34.4 million of which was spent during the six months ended August 3, 2024. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

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

The following table sets forth the Class A common shares repurchased during the three months ended August 3, 2024:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
May 5, 2024 to June 1, 2024	54	$9.35	—	$87,677
June 2, 2024 to July 6, 2024	1,478	$6.68	1,457	$77,985
July 7, 2024 to August 3, 2024	1,210	$6.85	1,208	$69,708
	2,742	$6.81	2,665
(1)    The total number of shares repurchased represents shares repurchased as part of publicly announced programs and 77,008 shares withheld in connection with tax payments due upon vesting of stock-based compensation awards.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

During the three months ended August 3, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.1#	Designer Brands Inc. 2014 Long-Term Incentive Plan (as Amended and Restated).	S-8	333-280343	June 20, 2024	4.5
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith
#    Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	September 11, 2024	By:	/s/ Jared A. Poff
Jared A. Poff
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)