Form 10-Q
period 2024-11-02
Designer Brands Inc.
filed 2024-12-10
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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

Number of shares outstanding of each of the registrant's classes of common stock, as of December 3, 2024: 40,195,442 Class A common shares and 7,732,733 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended November 2, 2024 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

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
•uncertain general economic and financial conditions, including economic volatility, supply chain disruptions, new or increased tariffs and other barriers to trade, fluctuating interest rates, inflationary pressures, and the related impacts to consumer discretionary spending, as well as our ability to plan for and respond to the impact of these conditions;
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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
(unaudited and in thousands, except per share amounts)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$777,194	$786,329	$2,295,690	$2,320,628
Cost of sales	(529,749)	(529,923)	(1,550,262)	(1,553,096)
Gross profit	247,445	256,406	745,428	767,532
Operating expenses	(210,457)	(230,788)	(675,904)	(665,437)
Income from equity investments	3,584	2,503	9,019	6,972
Impairment charges	(17,756)	—	(17,756)	(649)
Operating profit	22,816	28,121	60,787	108,418
Interest expense, net	(11,565)	(8,767)	(34,161)	(22,296)
Non-operating income (expenses), net	(260)	(162)	(512)	83
Income before income taxes	10,991	19,192	26,114	86,205
Income tax benefit (provision)	2,223	(8,987)	2,067	(27,372)
Net income	13,214	10,205	28,181	58,833
Net income attributable to redeemable noncontrolling interest	(202)	(64)	(562)	(73)
Net income attributable to Designer Brands Inc.	$13,012	$10,141	$27,619	$58,760
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.25	$0.17	$0.50	$0.93
Diluted earnings per share	$0.24	$0.17	$0.48	$0.90
Weighted average shares used in per share calculations:
Basic shares	52,083	58,633	55,570	62,860
Diluted shares	53,486	61,405	57,116	65,292

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(unaudited and in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income	$13,214	$10,205	$28,181	$58,833
Other comprehensive loss-
Foreign currency translation loss	(527)	(2,501)	(2,407)	(2,041)
Comprehensive income	12,687	7,704	25,774	56,792
Comprehensive income attributable to redeemable noncontrolling interest	(202)	(64)	(562)	(73)
Comprehensive income attributable to Designer Brands Inc.	$12,485	$7,640	$25,212	$56,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	November 2, 2024	February 3, 2024	October 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$36,227	$49,173	$54,638
Receivables, net	70,570	83,590	106,916
Inventories	637,012	571,331	601,470
Prepaid expenses and other current assets	56,864	73,338	36,785
Total current assets	800,673	777,432	799,809
Property and equipment, net	212,206	219,939	224,638
Operating lease assets	707,544	721,335	742,384
Goodwill	130,649	123,759	123,759
Intangible assets, net	85,854	82,827	83,032
Deferred tax assets	39,656	39,067	47,199
Equity investments	53,358	62,857	62,239
Other assets	50,824	49,016	49,518
Total assets	$2,080,764	$2,076,232	$2,132,578
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$238,040	$289,368	$310,113
Accrued expenses	167,601	159,622	183,383
Current maturities of long-term debt	6,750	6,750	2,500
Current operating lease liabilities	155,220	166,531	182,259
Total current liabilities	567,611	622,271	678,255
Long-term debt	529,551	420,344	372,965
Non-current operating lease liabilities	644,303	646,161	669,494
Other non-current liabilities	17,521	24,948	21,072
Total liabilities	1,758,986	1,713,724	1,741,786
Commitments and contingencies
Redeemable noncontrolling interest	3,272	3,288	3,208
Shareholders' equity:
Common shares paid in-capital, no par value	1,041,480	1,030,765	1,028,307
Treasury shares, at cost	(833,355)	(764,802)	(764,748)
Retained earnings	118,427	98,896	131,416
Accumulated other comprehensive loss	(8,046)	(5,639)	(7,391)
Total shareholders' equity	318,506	359,220	387,584
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,080,764	$2,076,232	$2,132,578

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three months ended November 2, 2024
Balance, August 3, 2024	47,757	7,733	45,225	$1,038,061	$(782,771)	$107,774	$(7,519)	$355,545
Net income attributable to Designer Brands Inc.	—	—	—	—	—	13,012	—	13,012
Stock-based compensation activity	60	—	—	3,419	—	—	—	3,419
Repurchase of Class A common shares	(7,677)	—	7,677	—	(50,584)	—	—	(50,584)
Dividends ($0.05 per share)	—	—	—	—	—	(2,359)	—	(2,359)
Foreign currency translation loss	—	—	—	—	—	—	(527)	(527)
Balance, November 2, 2024	40,140	7,733	52,902	$1,041,480	$(833,355)	$118,427	$(8,046)	$318,506
Three months ended October 28, 2023
Balance, July 29, 2023	56,143	7,733	34,995	$1,025,662	$(685,048)	$124,094	$(4,890)	$459,818
Net income attributable to Designer Brands Inc.	—	—	—	—	—	10,141	—	10,141
Stock-based compensation activity	475	—	—	2,645	—	—	—	2,645
Repurchase of Class A common shares	(7,565)	—	7,565	—	(79,700)	—	—	(79,700)
Dividends ($0.05 per share)	—	—	—	—	—	(2,819)	—	(2,819)
Foreign currency translation loss	—	—	—	—	—	—	(2,501)	(2,501)
Balance, October 28, 2023	49,053	7,733	42,560	$1,028,307	$(764,748)	$131,416	$(7,391)	$387,584
Nine months ended November 2, 2024
Balance, February 3, 2024	49,491	7,733	42,560	$1,030,765	$(764,802)	$98,896	$(5,639)	$359,220
Net income attributable to Designer Brands Inc.	—	—	—	—	—	27,619	—	27,619
Stock-based compensation activity	991	—	—	10,715	—	—	—	10,715
Repurchase of Class A common shares	(10,342)	—	10,342	—	(68,553)	—	—	(68,553)
Dividends ($0.15 per share)	—	—	—	—	—	(8,088)	—	(8,088)
Foreign currency translation loss	—	—	—	—	—	—	(2,407)	(2,407)
Balance, November 2, 2024	40,140	7,733	52,902	$1,041,480	$(833,355)	$118,427	$(8,046)	$318,506
Nine months ended October 28, 2023
Balance, January 28, 2023	55,921	7,733	32,882	$1,018,872	$(662,614)	$81,993	$(5,350)	$432,901
Net income attributable to Designer Brands Inc.	—	—	—	—	—	58,760	—	58,760
Stock-based compensation activity	2,810	—	—	9,435	—	—	—	9,435
Repurchase of Class A common shares	(9,678)	—	9,678	—	(102,134)	—	—	(102,134)
Dividends ($0.15 per share)	—	—	—	—	—	(9,337)	—	(9,337)
Foreign currency translation loss	—	—	—	—	—	—	(2,041)	(2,041)
Balance, October 28, 2023	49,053	7,733	42,560	$1,028,307	$(764,748)	$131,416	$(7,391)	$387,584

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(unaudited and in thousands)	November 2, 2024	October 28, 2023
Cash flows from operating activities:
Net income	$28,181	$58,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,575	47,801
Stock-based compensation expense	14,990	25,167
Deferred income taxes	(405)	875
Income from equity investments	(9,019)	(6,972)
Distributions received from equity investments	11,532	8,552
Impairment charges	17,756	649
Other	875	(1,977)
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	(35,549)	(21,462)
Income tax receivable	44,476	997
Inventories	(60,254)	44,782
Prepaid expenses and other current assets	16,384	5,998
Accounts payable	(55,202)	57,374
Accrued expenses	(788)	(6,926)
Operating lease assets and liabilities, net	(9,415)	(11,170)
Net cash provided by operating activities	12,137	202,521
Cash flows from investing activities:
Cash paid for property and equipment	(38,910)	(42,315)
Cash paid for business acquisitions	(16,144)	(127,496)
Other	4,362	—
Net cash used in investing activities	(50,692)	(169,811)
Cash flows from financing activities:
Borrowing on revolving credit facility	1,089,662	955,622
Payments on revolving credit facility	(976,623)	(906,087)
Proceeds from the issuance of the Term Loan	—	50,000
Payments for borrowings under Term Loan	(5,065)	—
Payments of debt issuance costs	—	(8,313)
Cash paid for treasury shares	(68,553)	(102,134)
Dividends paid	(8,088)	(9,337)
Cash paid for taxes for stock-based compensation shares withheld	(4,275)	(15,732)
Other	(903)	(117)
Net cash provided by (used in) financing activities	26,155	(36,098)
Effect of exchange rate changes on cash balances	(546)	(740)
Net decrease in cash and cash equivalents	(12,946)	(4,128)
Cash and cash equivalents, beginning of period	49,173	58,766
Cash and cash equivalents, end of period	$36,227	$54,638
Supplemental disclosures of cash flow information:
Net cash paid (received) for income taxes	$(46,882)	$16,515
Cash paid for interest on debt	$31,288	$18,536
Cash paid for operating lease liabilities	$157,435	$158,240
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$5,113	$5,098
Operating lease liabilities arising from lease asset additions	$10,818	$16,217
Net increase to operating lease assets and lease liabilities for modifications	$100,678	$150,699

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Business Operations- Designer Brands Inc. is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer stores and e-commerce site in the United States ("U.S."). The Canada Retail segment operates The Shoe Co., DSW, and Rubino banners through its direct-to-consumer stores and e-commerce sites in Canada. The Brand Portfolio segment earns revenue from the wholesale of products to retailers and international distributors, the sale of our branded products through direct-to-consumer e-commerce for the Vince Camuto, Keds, and Topo brands, as well as from commissions for serving retailers as the design and buying agent for products under private labels.

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

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us. Significant estimates and assumptions are required as a part of accounting for customer returns and allowances, gift card breakage income, deferred revenue associated with loyalty programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles, goodwill and equity investments, lease accounting, redeemable noncontrolling interest, income taxes and valuation allowances on deferred tax assets, self-insurance reserves, and acquisitions. Although we believe that these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

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

Severance- During the three months ended November 2, 2024 and October 28, 2023, we incurred severance costs of $1.2 million and $1.9 million, respectively. During the nine months ended November 2, 2024 and October 28, 2023, we incurred severance costs, excluding the severance related to the CEO transition, of $5.5 million and $4.3 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations. As of November 2, 2024, February 3, 2024, and October 28, 2023, we had $2.0 million, $3.9 million, and $4.3 million, respectively, of severance liability included in accrued expenses on the condensed consolidated balance sheets.

Impairment of Long-Lived Assets- During the three and nine months ended November 2, 2024, we recorded impairment charges of $9.2 million due to a vacated leased corporate office, $1.0 million due to an underperforming Canada Retail segment store, and $0.6 million due to an underperforming U.S. Retail segment store. During the nine months ended October 28, 2023, we recorded impairment charges of $0.6 million primarily related to weather damage to a corporate office.

Impairment of Equity Investment- During the three and nine months ended November 2, 2024, we recorded an impairment charge of our ownership interest in Le Tigre of $7.0 million, resulting in no remaining value due to the inability of Le Tigre to generate earnings with expected future losses.

Income Taxes- For the three months ended November 2, 2024 and October 28, 2023, our effective tax rate was a negative 20.2% and a positive 46.8%, respectively, and for the nine months ended November 2, 2024 and October 28, 2023, our effective tax rate was a negative 7.9% and a positive 31.8%, respectively. The negative effective tax rate for the nine months ended November 2, 2024 was due to discrete tax benefits recognized, primarily related to the release of tax reserves no longer deemed necessary and state tax planning initiatives, which partially offset the tax calculated on income before income taxes at statutory rates. The negative effective tax rate for the three months ended November 2, 2024 is the result of the change from a positive tax rate through the six months ended August 3, 2024 to a negative rate through the nine months ended November 2, 2024. The positive effective tax rates for the three and nine months ended October 28, 2023 was higher than statutory rates due to the impact of permanent non-deductible compensation partially offset by federal and state valuation allowance adjustments.

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

The carrying value of cash and cash equivalents, receivables, and accounts payable approximated their fair values due to their short-term nature. The carrying value of borrowings under our ABL Revolver and our Term Loan approximated fair value based on the terms and variable interest rates.

Recently Issued Accounting Pronouncements- In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements including, among other things, enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective on a retrospective basis to all prior periods presented beginning with our 2024 Annual Report on Form 10-K and subsequent interim periods.

In November 2024, the FASB issued ASU 2024-03, Income Statement Expense Disaggregation Disclosures, which requires disaggregated disclosures for specific cost and expense categories such as inventory purchases, employee compensation, depreciation, and amortization, as well as other disclosures. ASU 2024-03 is effective either on a retrospective basis to all prior periods presented or on a prospective basis beginning with our 2027 Annual Report on Form 10-K and subsequent interim periods.

We are currently evaluating the impact of adopting ASU 2023-07 and ASU 2024-03 to the notes of the consolidated financial statements.

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

ACQUISITION OF RUBINO

On April 8, 2024, we acquired Rubino for $16.1 million in cash, which was funded with available cash and borrowings on the ABL Revolver. The purchase price also included a contingent consideration with a maximum potential payment of $1.5 million, subject to Rubino's achievement of a defined average annual financial performance target for the 24-month period following the acquisition. Based on Rubino's projected performance, we have estimated at fair value no contingent consideration to be recorded. The final purchase price and the allocation of the total consideration to the fair values of the assets and liabilities consisted of the following:

(in thousands)	Preliminary Purchase Price and Allocation as of April 8, 2024	Measurement Period Adjustments	Final Purchase Price and Allocation as of November 2, 2024
Purchase Price:
Cash consideration	$16,674	$(530)	$16,144
Contingent consideration	1,472	(1,472)	—
	$18,146	$(2,002)	$16,144
Fair value of assets and liabilities acquired:
Inventories	$6,967	$278	$7,245
Operating lease assets	9,334	—	9,334
Goodwill	9,972	(2,905)	7,067
Intangible assets	3,166	1,950	5,116
Other assets	2,273	170	2,443
Accounts payable and other current liabilities	(4,232)	(1,495)	(5,727)
Operating lease liabilities	(9,334)	—	(9,334)
	$18,146	$(2,002)	$16,144

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

The results of operations for Rubino for the three and nine months ended November 2, 2024 were not material and are included in the condensed consolidated statements of operations within the Canada Retail segment. Supplemental pro forma results of operations reflecting the acquisition are not presented as the impact on our consolidated financial results would not have been material.

3. REVENUE

DISAGGREGATION OF NET SALES

Net Sales by Brand Categories- The following table presents net sales disaggregated by brand categories for each segment:

(in thousands)	U.S. Retail	Canada Retail(2)	Brand Portfolio	Eliminations	Consolidated
Three months ended November 2, 2024
Owned Brands:(1)
Direct-to-consumer	$105,094	$11,782	$13,877	$—	$130,753
External customer wholesale, commission income, and other	—	—	64,318	—	64,318
Intersegment wholesale	—	—	33,297	(33,297)	—
Total Owned Brands	105,094	11,782	111,492	(33,297)	195,071
National brands	510,401	71,722	—	—	582,123
Total net sales	$615,495	$83,504	$111,492	$(33,297)	$777,194
Three months ended October 28, 2023
Owned Brands:(1)
Direct-to-consumer	$123,973	$13,024	$17,204	$—	$154,201
External customer wholesale, commission income, and other	—	—	61,905	—	61,905
Intersegment wholesale and commission income	—	—	14,948	(14,948)	—
Total Owned Brands	123,973	13,024	94,057	(14,948)	216,106
National brands	507,637	62,586	—	—	570,223
Total net sales	$631,610	$75,610	$94,057	$(14,948)	$786,329
Nine months ended November 2, 2024
Owned Brands:(1)
Direct-to-consumer	$308,148	$30,692	$41,696	$—	$380,536
External customer wholesale, commission income, and other	—	—	161,625	—	161,625
Intersegment wholesale	—	—	108,294	(108,294)	—
Total Owned Brands	308,148	30,692	311,615	(108,294)	542,161
National brands	1,570,408	183,121	—	—	1,753,529
Total net sales	$1,878,556	$213,813	$311,615	$(108,294)	$2,295,690
Nine months ended October 28, 2023
Owned Brands:(1)
Direct-to-consumer	$362,931	$30,944	$43,604	$—	$437,479
External customer wholesale, commission income, and other	—	—	174,155	—	174,155
Intersegment wholesale and commission income	—	—	53,498	(53,498)	—
Total Owned Brands	362,931	30,944	271,257	(53,498)	611,634
National brands	1,540,107	168,887	—	—	1,708,994
Total net sales	$1,903,038	$199,831	$271,257	$(53,498)	$2,320,628
(1)    "Owned Brands" refers to those brands that we have rights to sell through ownership or license arrangements.
(2)    Beginning with the 2023 Form 10-K, we are providing a breakout of Canada Retail segment net sales by brand categories and we have recast the three months and the nine months ended October 28, 2023 on a consistent basis.

Net Sales by Product and Service Categories- The following table presents net sales disaggregated by product and service categories for each segment:

	Three months ended		Nine months ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales:
U.S. Retail segment:
Women's footwear	$390,519	$406,044	$1,202,177	$1,236,800
Men's footwear	130,006	136,455	407,762	419,008
Kids' footwear	60,689	54,521	166,447	143,978
Accessories and other	34,281	34,590	102,170	103,252
	615,495	631,610	1,878,556	1,903,038
Canada Retail segment:
Women's footwear	41,139	39,031	114,232	110,079
Men's footwear	20,866	18,526	54,219	51,272
Kids' footwear	17,874	15,145	36,411	30,778
Accessories and other	3,625	2,908	8,951	7,702
	83,504	75,610	213,813	199,831
Brand Portfolio segment:
Wholesale	96,166	74,099	265,428	219,592
Direct-to consumer	13,877	17,204	41,696	43,604
Commission income and other	1,449	2,754	4,491	8,061
	111,492	94,057	311,615	271,257
Total segment net sales	810,491	801,277	2,403,984	2,374,126
Elimination of intersegment sales	(33,297)	(14,948)	(108,294)	(53,498)
Total net sales	$777,194	$786,329	$2,295,690	$2,320,628

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and loyalty programs:

	Three months ended		Nine months ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Gift cards:
Beginning of period	$25,345	$28,234	$31,662	$35,121
Gift cards redeemed and breakage recognized to net sales	(11,740)	(12,764)	(43,768)	(45,601)
Gift cards issued	10,074	10,759	35,785	36,709
End of period	$23,679	$26,229	$23,679	$26,229
Loyalty programs:
Beginning of period	$14,554	$16,762	$15,971	$16,900
Loyalty certificates redeemed and expired and other adjustments recognized to net sales	(6,735)	(7,434)	(23,029)	(22,861)
Deferred revenue for loyalty points issued	7,466	7,923	22,343	23,212
End of period	$15,285	$17,251	$15,285	$17,251

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board, and members of his family (the "Schottenstein Affiliates"). As of November 2, 2024, the Schottenstein Affiliates beneficially owned approximately 31% of the Company's outstanding common shares, representing approximately 67% of the combined voting power of the Company, consisting of, in the aggregate, 7.0 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. For the three months ended November 2, 2024 and October 28, 2023, we recorded rent expense from the leases with Schottenstein Affiliates of $1.8 million and $2.0 million, respectively. For the nine months ended November 2, 2024 and October 28, 2023, we recorded rent expense from the leases with Schottenstein Affiliates of $5.4 million and $6.0 million, respectively. As of November 2, 2024, February 3, 2024, and October 28, 2023, we had related party current operating lease liabilities of $4.0 million, $5.6 million, and $4.6 million, respectively, and non-current operating lease liabilities of $17.7 million, $18.5 million, and $17.7 million, respectively.

Other Purchases and Services- For both the three months ended November 2, 2024 and October 28, 2023, we had other purchases and services we incurred from the Schottenstein Affiliates of $0.8 million. For both the nine months ended November 2, 2024 and October 28, 2023, we had other purchases and services we incurred from the Schottenstein Affiliates of $2.0 million.

Due to Related Parties- Amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

EQUITY METHOD INVESTMENTS

ABG-Camuto- We have a 40.0% ownership interest in ABG-Camuto. We are party to a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For the three months ended November 2, 2024 and October 28, 2023, we recorded royalty expense for amounts paid to ABG-Camuto of $4.8 million and $4.5 million, respectively. For the nine months ended November 2, 2024 and October 28, 2023, we recorded royalty expense for amounts paid to ABG-Camuto of $14.4 million and $13.6 million, respectively.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings per share attributable to Designer Brands Inc.:

	Three months ended		Nine months ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Weighted average basic shares outstanding	52,083	58,633	55,570	62,860
Dilutive effect of stock-based compensation awards	1,403	2,772	1,546	2,432
Weighted average diluted shares outstanding	53,486	61,405	57,116	65,292

For the three months ended November 2, 2024 and October 28, 2023, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 4.0 million and 2.4 million, respectively. For the nine months ended November 2, 2024 and October 28, 2023, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 3.6 million and 3.3 million, respectively.

6. STOCK-BASED COMPENSATION

For the three months ended November 2, 2024 and October 28, 2023, we recorded stock-based compensation expense of $3.6 million and $6.1 million, respectively. For the nine months ended November 2, 2024 and October 28, 2023, we recorded stock-based compensation expense of $15.0 million and $25.2 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations.

The following table summarizes the stock-based compensation award share activity for RSUs for the nine months ended November 2, 2024:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	4,383	1,236
Granted	1,943	744
Vested	(892)	(284)
Forfeited	(559)	(692)
Outstanding - end of period	4,875	1,004

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

The following table provides additional information for our common shares:

(in thousands)	November 2, 2024		February 3, 2024		October 28, 2023
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	93,042	7,733	92,051	7,733	91,613	7,733
Outstanding shares	40,140	7,733	49,491	7,733	49,053	7,733
Treasury shares	52,902	—	42,560	—	42,560	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

SHARE REPURCHASES

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During the nine months ended November 2, 2024, we repurchased 10.3 million Class A common shares at an aggregate cost of $68.6 million. As of November 2, 2024, $19.7 million of Class A common shares remained available for repurchase under the share repurchase program. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under the share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

DIVIDENDS

On November 21, 2024, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on December 20, 2024 to shareholders of record at the close of business on December 6, 2024.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	November 2, 2024	February 3, 2024	October 28, 2023
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$47,032	$18,615	$39,858
Receivables without payment guarantee	9,664	7,890	8,517
Income tax receivable	—	44,476	43,024
Other receivables	14,300	13,093	15,879
Total receivables	70,996	84,074	107,278
Allowance for doubtful accounts	(426)	(484)	(362)
	$70,570	$83,590	$106,916

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	November 2, 2024	February 3, 2024	October 28, 2023
Gift cards	$23,679	$31,662	$26,229
Accrued compensation and related expenses	28,368	19,342	22,863
Accrued taxes	24,144	23,134	30,035
Loyalty programs deferred revenue	15,285	15,971	17,251
Customer returns and allowances	20,990	19,569	22,860
Other	55,135	49,944	64,145
	$167,601	$159,622	$183,383

10. DEBT

Debt consisted of the following:

(in thousands)	November 2, 2024	February 3, 2024	October 28, 2023
ABL Revolver	$414,109	$301,070	$330,571
Term Loan	128,063	133,125	50,000
Total debt	542,172	434,195	380,571
Less unamortized Term Loan debt issuance costs	(5,871)	(7,101)	(5,106)
Less current maturities of long-term debt	(6,750)	(6,750)	(2,500)
Long-term debt	$529,551	$420,344	$372,965

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") of up to $30.0 million, which was drawn in full on February 28, 2023. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of November 2, 2024, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $506.8 million, with $384.1 million in outstanding borrowings and $4.4 million in letters of credit issued, resulting in $118.3 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month, or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.5%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 6.9% as of November 2, 2024, commitment fees, and the amortization of debt issuance costs.

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

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 11.7% (effective interest rate of 13.0% when including the amortization of debt issuance costs) as of November 2, 2024.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and the Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of November 2, 2024, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

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

GUARANTEE

We provide a guarantee for a lease obligation that is scheduled to expire in 2027 for a location that has been leased to a third party. If the third party does not pay the rent or vacate the premises, we may be required to make full rent payments to the landlord. As of November 2, 2024, the total future payments for the guarantee were approximately $3.2 million.

12. SEGMENT REPORTING

The following table provides certain financial data by segment reconciled to the condensed consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Three months ended November 2, 2024
Net sales:
External customer sales	$615,495	$83,504	$78,195	$—	$777,194
Intersegment sales	—	—	33,297	(33,297)	—
Total net sales	$615,495	$83,504	$111,492	$(33,297)	$777,194
Gross profit	$187,790	$27,405	$31,313	$937	$247,445
Income from equity investments	$—	$—	$3,584	$—	$3,584
Three months ended October 28, 2023
Net sales:
External customer sales	$631,610	$75,610	$79,109	$—	$786,329
Intersegment sales	—	—	14,948	(14,948)	—
Total net sales	$631,610	$75,610	$94,057	$(14,948)	$786,329
Gross profit	$200,268	$26,606	$28,654	$878	$256,406
Income from equity investments	$—	$—	$2,503	$—	$2,503

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Eliminations	Consolidated
Nine months ended November 2, 2024
Net sales:
External customer sales	$1,878,556	$213,813	$203,321	$—	$2,295,690
Intersegment sales	—	—	108,294	(108,294)	—
Total net sales	$1,878,556	$213,813	$311,615	$(108,294)	$2,295,690
Gross profit	$592,306	$70,097	$91,425	$(8,400)	$745,428
Income from equity investments	$—	$—	$9,019	$—	$9,019
Nine months ended October 28, 2023
Net sales:
External customer sales	$1,903,038	$199,831	$217,759	$—	$2,320,628
Intersegment sales	—	—	53,498	(53,498)	—
Total net sales	$1,903,038	$199,831	$271,257	$(53,498)	$2,320,628
Gross profit	$622,850	$67,591	$75,037	$2,054	$767,532
Income from equity investments	$—	$—	$6,972	$—	$6,972

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For the third quarter of 2024, net sales decreased 1.2% and total comparable sales decreased 3.1% compared to the same period last year impacted by unseasonably warm weather and sustained uncertainty in the macro economic environment. During the third quarter of 2024, net sales from Owned Brands represented 25.1% of consolidated net sales, down from 27.5% for the same period last year. Gross profit as a percentage of net sales for the third quarter of 2024 was 31.8%, which was 80 basis points lower when compared to the same period last year.

Beginning in 2024, we changed how the Brand Portfolio segment sources certain Owned Brands for the U.S. Retail segment by transacting using a wholesale model, where intersegment sales and cost of sales are recorded, whereas in 2023 and prior we transacted on a commission model, where intersegment sales were based on a percentage of product cost. This change resulted in an increase in Brand Portfolio intersegment net sales, cost of sales, gross profit, and gross profit as a percentage of net sales and a corresponding increase in the amount of eliminated intersegment net sales, cost of sales, and gross profit with no impact to consolidated net sales, cost of sales, and gross profit.

EFFECTS OF GLOBAL ECONOMIC CONDITIONS

During the third quarter of 2024, our comparable sales declined as we experienced lower traffic, primarily in the U.S. Retail segment. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. We believe the decrease in comparable sales is a result of ongoing consumer concern of negative and/or uncertain economic conditions, most notably the concern of economic volatility, fluctuations in interest rates, inflationary pressures, and changes in employment levels. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business. These factors ultimately could require us to enact further mitigating operating efficiency measures that could have a material adverse effect on our business, operations, and results of operations.

FINANCIAL SUMMARY AND OTHER KEY METRICS

For the three months ended November 2, 2024:
•Net sales decreased to $777.2 million from $786.3 million for the same period last year.
•Gross profit as a percentage of net sales was 31.8% compared to 32.6% for the same period last year.
•Net income attributable to Designer Brands Inc. was $13.0 million, or $0.24 per diluted share, compared to $10.1 million, or $0.17 per diluted share.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	Three months ended
	November 2, 2024	October 28, 2023
Change in comparable sales:
U.S. Retail segment	(2.8)%	(9.8)%
Canada Retail segment	(4.6)%	(7.7)%
Brand Portfolio segment - direct-to-consumer channel	(7.5)%	7.0%
Total	(3.1)%	(9.3)%

We consider the percent change in comparable sales from the same previous year period, a primary metric commonly used throughout the retail industry, to be an important measurement for management and investors of the performance of our direct-to-consumer businesses. We include in our comparable sales metric sales from stores in operation for at least 14 months at the beginning of the applicable year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include the e-commerce sales of the U.S. Retail and Canada Retail segments. For calculating comparable sales in 2024, periods in 2023 are shifted by one week to compare similar calendar weeks. Comparable sales for the Canada Retail segment exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Stores added as a result of the Rubino acquisition that will have been in operation for at least 14 months at the beginning of 2025, along with its e-commerce sales, will be added to the comparable base for the Canada Retail segment beginning with the second quarter of 2025. Comparable sales include the e-commerce net sales of the Brand Portfolio segment from the direct-to-consumer e-commerce sites. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores- As of November 2, 2024 and October 28, 2023, we had the following number of stores:

	November 2, 2024	October 28, 2023
U.S. Retail segment - DSW stores	496	499
Canada Retail segment:
The Shoe Co. stores	125	119
DSW stores	26	25
Rubino stores	28	—
	179	144
Total number of stores	675	643

RESULTS OF OPERATIONS

THIRD QUARTER OF 2024 COMPARED WITH THIRD QUARTER OF 2023

(amounts in thousands, except per share amounts)	Three months ended
	November 2, 2024		October 28, 2023		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$777,194	100.0%	$786,329	100.0%	$(9,135)	(1.2)%
Cost of sales	(529,749)	(68.2)	(529,923)	(67.4)	174	—%
Gross profit	247,445	31.8	256,406	32.6	(8,961)	(3.5)%
Operating expenses	(210,457)	(27.1)	(230,788)	(29.4)	20,331	(8.8)%
Income from equity investments	3,584	0.5	2,503	0.3	1,081	43.2%
Impairment charges	(17,756)	(2.3)	—	—	(17,756)	NM
Operating profit	22,816	2.9	28,121	3.5	(5,305)	(18.9)%
Interest expense, net	(11,565)	(1.5)	(8,767)	(1.1)	(2,798)	31.9%
Non-operating expenses, net	(260)	—	(162)	—	(98)	60.5%
Income before income taxes	10,991	1.4	19,192	2.4	(8,201)	(42.7)%
Income tax benefit (provision)	2,223	0.3	(8,987)	(1.1)	11,210	NM
Net income	13,214	1.7	10,205	1.3	3,009	29.5%
Net income attributable to redeemable noncontrolling interest	(202)	—	(64)	—	(138)	215.6%
Net income attributable to Designer Brands Inc.	$13,012	1.7%	$10,141	1.3%	$2,871	28.3%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.25		$0.17		$0.08	47.1%
Diluted earnings per share	$0.24		$0.17		$0.07	41.2%
Weighted average shares used in per share calculations:
Basic shares	52,083		58,633		(6,550)	(11.2)%
Diluted shares	53,486		61,405		(7,919)	(12.9)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Three months ended
(dollars in thousands)	November 2, 2024		October 28, 2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$615,495	75.9%	$631,610	78.8%	$(16,115)	(2.6)%	(2.8)%
Canada Retail	83,504	10.3	75,610	9.5	7,894	10.4%	(4.6)%
Brand Portfolio	111,492	13.8	94,057	11.7	17,435	18.5%	(7.5)%
Total segment net sales	810,491	100.0%	801,277	100.0%	9,214	1.1%	(3.1)%
Elimination of intersegment net sales	(33,297)		(14,948)		(18,349)	122.8%
Consolidated net sales	$777,194		$786,329		$(9,135)	(1.2)%

For the three months ended November 2, 2024, net sales decreased in the U.S. Retail segment primarily driven by the decrease in comparable sales of $17.4 million. The decrease in comparable sales for the U.S. Retail segment was largely driven by a decrease in comparable transactions of approximately 4% due to lower traffic, partially offset by higher comparable average sales amounts per transaction of approximately 1%. Net sales increased in the Canada Retail segment primarily due to the addition of Rubino, with $8.1 million of net sales in the quarter, as well as $2.2 million from the net new stores opened since the end of the third quarter of 2023, partially offset by a decrease in comparable sales due to lower comparable average sales amounts per transaction. Unseasonably warm weather impacted boot sales during the fall season and contributed to the decrease in comparable sales in the Canada Retail segment. The increase in net sales for the Brand Portfolio segment was primarily due to a change in how we source certain Owned Brands for the U.S. Retail segment from a commission model, where sales were based on a percentage of product cost, to a wholesale model, where sales and cost of sales are recorded, which also resulted in the increase in intersegment net sales that are eliminated.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	November 2, 2024		October 28, 2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$187,790	30.5%	$200,268	31.7%	$(12,478)	(6.2)%	(120)
Canada Retail	27,405	32.8%	26,606	35.2%	799	3.0%	(240)
Brand Portfolio	31,313	28.1%	28,654	30.5%	2,659	9.3%	(240)
Total segment gross profit	246,508	30.4%	255,528	31.9%	(9,020)	(3.5)%	(150)
Net recognition of intersegment gross profit	937		878		59
Consolidated gross profit	$247,445	31.8%	$256,406	32.6%	$(8,961)	(3.5)%	(80)

The decrease in gross profit for the U.S. Retail segment was primarily driven by the decrease in net sales during the three months ended November 2, 2024 over the same period last year and at lower margin rates. Gross profit as a percentage of net sales decreased for the U.S. Retail segment, when compared to the same period last year, primarily due to a change in mix of products sold as we continued to expand our athletic and casual offerings, which have lower margins than the seasonal and dress categories. The increase in gross profit for the Canada Retail segment was primarily driven by the increase in net sales during the three months ended November 2, 2024 over the same period last year. Gross profit as a percentage of net sales decreased for the Canada Retail segment also due to a change in mix of products sold. The increase in gross profit for the Brand

Portfolio segment was primarily driven by the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model, as discussed above, partially offset by higher freight costs. Gross profit as a percentage of net sales decreased for the Brand Portfolio segment due to higher freight costs compared to the same period last year as we rerouted supply chain lanes in order to avoid potential disruptions, partially offset by the benefits from the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model and the leverage of higher sales on royalty expense for products that do not have a royalty obligation.

The net recognition of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	November 2, 2024	October 28, 2023
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(33,297)	$(14,948)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	23,823	9,857
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	10,411	5,969
	$937	$878

OPERATING EXPENSES

For the three months ended November 2, 2024, operating expenses decreased by $20.3 million over the same period last year, driven by a decrease in marketing expense of $8.7 million and a decrease in incentive compensation of $9.1 million as we have reversed incentive compensation recognized in previous quarters based on the performance of the business relative to our targets. Operating expenses, as a percentage of net sales, decreased 230 basis points over the same period last year due to a larger decrease in operating expenses on lower sales.

IMPAIRMENT CHARGES

During the three months ended November 2, 2024, we recorded impairment charges of $17.8 million with $9.2 million due to a vacated leased corporate office, $1.0 million due to an underperforming Canada Retail segment store, $0.6 million due to an underperforming U.S. Retail segment store, and $7.0 million due to the write-off of our equity investment in Le Tigre due to the inability of Le Tigre to generate earnings with expected future losses.

INTEREST EXPENSE, NET

For the three months ended November 2, 2024, interest expense, net, increased by $2.8 million over the same period last year primarily driven by a higher average debt balance.

INCOME TAXES

For the three months ended November 2, 2024 and October 28, 2023, our effective tax rate was a negative 20.2% and a positive 46.8%, respectively. The negative effective tax rate for the three months ended November 2, 2024 is the result of the change from a positive tax rate through the six months ended August 3, 2024 to a negative rate through the nine months ended November 2, 2024. The positive effective tax rate for the three months ended October 28, 2023 was higher than statutory rates due to the impact of permanent non-deductible compensation partially offset by federal and state valuation allowance adjustments.

NINE MONTHS OF 2024 COMPARED WITH NINE MONTHS OF 2023

(amounts in thousands, except per share amounts)	Nine months ended
	November 2, 2024		October 28, 2023		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$2,295,690	100.0%	$2,320,628	100.0%	$(24,938)	(1.1)%
Cost of sales	(1,550,262)	(67.5)	(1,553,096)	(66.9)	2,834	(0.2)%
Gross profit	745,428	32.5	767,532	33.1	(22,104)	(2.9)%
Operating expenses	(675,904)	(29.5)	(665,437)	(28.7)	(10,467)	1.6%
Income from equity investments	9,019	0.4	6,972	0.3	2,047	29.4%
Impairment charges	(17,756)	(0.8)	(649)	—	(17,107)	NM
Operating profit	60,787	2.6	108,418	4.7	(47,631)	(43.9)%
Interest expense, net	(34,161)	(1.5)	(22,296)	(1.0)	(11,865)	53.2%
Non-operating income (expenses), net	(512)	—	83	—	(595)	NM
Income before income taxes	26,114	1.1	86,205	3.7	(60,091)	(69.7)%
Income tax benefit (provision)	2,067	0.1	(27,372)	(1.2)	29,439	NM
Net income	28,181	1.2	58,833	2.5	(30,652)	(52.1)%
Net income attributable to redeemable noncontrolling interest	(562)	—	(73)	—	(489)	669.9%
Net income attributable to Designer Brands Inc.	$27,619	1.2%	$58,760	2.5%	$(31,141)	(53.0)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.50		$0.93		$(0.43)	(46.2)%
Diluted earnings per share	$0.48		$0.90		$(0.42)	(46.7)%
Weighted average shares used in per share calculations:
Basic shares	55,570		62,860		(7,290)	(11.6)%
Diluted shares	57,116		65,292		(8,176)	(12.5)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Nine months ended
(dollars in thousands)	November 2, 2024		October 28, 2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$1,878,556	78.1%	$1,903,038	80.2%	$(24,482)	(1.3)%	(2.1)%
Canada Retail	213,813	8.9	199,831	8.4	13,982	7.0%	(4.2)%
Brand Portfolio	311,615	13.0	271,257	11.4	40,358	14.9%	(5.8)%
Total segment net sales	2,403,984	100.0%	2,374,126	100.0%	29,858	1.3%	(2.3)%
Elimination of intersegment net sales	(108,294)		(53,498)		(54,796)	102.4%
Consolidated net sales	$2,295,690		$2,320,628		$(24,938)	(1.1)%

For the nine months ended November 2, 2024, net sales decreased in the U.S. Retail segment primarily driven by the decrease in comparable sales of $38.9 million, partially offset by the added net sales due to the calendar shift in 2024 as a result of 2023 containing an additional week. The decrease in comparable sales for the U.S. Retail segment was driven by a decrease in comparable average sales amounts per transaction of 1% due to lower units per transaction with the remaining decrease due to lower traffic. Net sales increased in the Canada Retail segment due to the addition of Rubino, with $15.6 million of net sales during the period, as well as $5.6 million from the net new stores opened since the end of the third quarter of 2023, partially offset by the decrease in comparable sales due to lower comparable transactions and average sales amounts per transaction. The increase in net sales for the Brand Portfolio segment was primarily due to a change in how we source certain Owned Brands for the U.S. Retail segment from a commission model, where sales are based on a percentage of product cost, to a wholesale model, where sales and cost of sales are recorded, which also resulted in the increase in intersegment net sales that are eliminated. This increase in the Brand Portfolio segment was partially offset by lower sales to external customers as retail customers pulled back on orders during 2024.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Nine months ended
(dollars in thousands)	November 2, 2024		October 28, 2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$592,306	31.5%	$622,850	32.7%	$(30,544)	(4.9)%	(120)
Canada Retail	70,097	32.8%	67,591	33.8%	2,506	3.7%	(100)
Brand Portfolio	91,425	29.3%	75,037	27.7%	16,388	21.8%	160
Total segment gross profit	753,828	31.4%	765,478	32.2%	(11,650)	(1.5)%	(80)
Net recognition (elimination) of intersegment gross profit	(8,400)		2,054		(10,454)
Consolidated gross profit	$745,428	32.5%	$767,532	33.1%	$(22,104)	(2.9)%	(60)

The decrease in gross profit for the U.S. Retail segment was primarily driven by the decrease in net sales during the nine months ended November 2, 2024 over the same period last year and at lower margin rates. Gross profit as a percentage of net sales decreased for the U.S. Retail segment when compared to the same period last year primarily due to a change in mix of products sold as we expanded our athletic and casual offerings, which have lower margins than the seasonal and dress categories. The increase in gross profit for the Canada Retail segment was primarily driven by the increase in net sales during the nine months ended November 2, 2024 over the same period last year. Gross profit as a percentage of net sales decreased for the Canada Retail segment also due to a change in mix of products sold. The increase in gross profit for the Brand Portfolio segment was primarily driven by the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model, as discussed above, which also resulted in the net elimination of intersegment gross profit during 2024 as compared to the net recognition of intersegment gross profit for the same period last year (refer to the table below). Gross profit as a percentage of net sales increased for the Brand Portfolio segment primarily due to the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model, partially offset by higher freight costs in the third quarter of 2024 as we rerouted supply chain lanes in order to avoid potential disruptions.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Nine months ended
(in thousands)	November 2, 2024	October 28, 2023
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(108,294)	$(53,498)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	76,090	38,134
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	23,804	17,418
	$(8,400)	$2,054

OPERATING EXPENSES

For the nine months ended November 2, 2024, operating expenses increased by $10.5 million over the same period last year, due to the addition of Rubino, with $3.9 million of operating expenses during the period, and the remaining increase primarily due to restructuring and integration costs and professional fees related to certain strategic initiative work. Operating expenses, as a percentage of net sales, increased 80 basis points over the same period last year due to an increase in operating expenses on lower sales.

IMPAIRMENT CHARGES

During the nine months ended November 2, 2024, we recorded impairment charges of $17.8 million with $9.2 million due to a vacated leased corporate office, $1.0 million due to an underperforming Canada Retail segment store, $0.6 million due to an underperforming U.S. Retail segment store, and $7.0 million due to the write-off of our equity investment in Le Tigre due to the inability of Le Tigre to generate earnings with expected future losses. During the nine months ended October 28, 2023, we recorded impairment charges of $0.6 million, primarily related to weather damage to a corporate office.

INTEREST EXPENSE, NET

For the nine months ended November 2, 2024, interest expense, net, increased by $11.9 million over the same period last year primarily driven by a higher average debt balance.

INCOME TAXES

For the nine months ended November 2, 2024 and October 28, 2023, our effective tax rate was a negative 7.9% and a positive 31.8%, respectively. The negative effective tax rate for the nine months ended November 2, 2024 was due to discrete tax benefits recognized, primarily related to the release of tax reserves no longer deemed necessary and state tax planning initiatives, which partially offset the tax calculated on income before income taxes at statutory rates. The positive effective tax rate for the nine months ended October 28, 2023 was higher than statutory rates due to the impact of permanent non-deductible compensation partially offset by federal and state valuation allowance adjustments.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally. On April 8, 2024, we acquired Rubino for $16.1 million in cash, funded with available cash and borrowings on the ABL Revolver. During the nine months ended November 2, 2024, we repurchased 10.3 million Class A common shares at an aggregate cost of $68.6 million. As of November 2, 2024, $19.7 million of Class A common shares remained available for repurchase under the share repurchase program.

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

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Nine months ended
(in thousands)	November 2, 2024	October 28, 2023	Change
Net cash provided by operating activities	$12,137	$202,521	$(190,384)
Net cash used in investing activities	(50,692)	(169,811)	119,119
Net cash provided by (used in) financing activities	26,155	(36,098)	62,253
Effect of exchange rate changes on cash balances	(546)	(740)	194
Net decrease in cash and cash equivalents	$(12,946)	$(4,128)	$(8,818)

OPERATING CASH FLOWS

The decrease in net cash provided by operations was largely driven by higher spend on working capital as we increased our investment in inventories and the decrease in net income recognized after adjusting for non-cash activity, including depreciation and amortization, stock-based compensation activity, and impairment charges, partially offset by the receipt of income tax refunds of over $40.0 million and no incentive compensation for 2023 being paid in the first quarter of 2024 whereas we did pay incentive compensation for 2022 in the first quarter of 2023. Other changes in working capital were the result of timing of payments with the calendar shift.

INVESTING CASH FLOWS

For the nine months ended November 2, 2024, net cash used in investing activities was primarily due to capital expenditures of $38.9 million relating to infrastructure and IT projects and new stores, including relocations, and the acquisition of the Rubino business for $16.1 million. For the nine months ended October 28, 2023, net cash used in investing activities was primarily due to the acquisition of Keds for $127.3 million and capital expenditures of $42.3 million relating to infrastructure and IT projects, new stores, and store improvements.

FINANCING CASH FLOWS

For the nine months ended November 2, 2024, net cash provided by financing activities was primarily due to the net receipts of $113.0 million from our ABL Revolver, partially offset by the repurchase of 10.3 million Class A common shares at an aggregate cost of $68.6 million, and payments of $8.1 million for dividends and $4.3 million for taxes for stock-based compensation shares withheld. For the nine months ended October 28, 2023, net cash used in financing activities was primarily due to the repurchase of 9.7 million Class A common shares at an aggregate cost of $102.1 million, payments of $15.7 million for taxes for stock-based compensation shares withheld, and payments of dividends of $9.3 million, partially offset by proceeds from the issuance of the Term Loan of $50.0 million and net receipts of $49.5 million from our ABL Revolver.

DEBT

ABL Revolver- The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a FILO Term Loan of up to $30.0 million. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver, which matures in 2027, may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of November 2, 2024, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $506.8 million, with $384.1 million in outstanding borrowings and $4.4 million in letters of credit issued, resulting in $118.3 million available for borrowings.

Term Loan- On June 23, 2023, we entered into a Term Loan and have since borrowed the maximum aggregate of $135.0 million. The Term Loan matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028).

Debt Covenants- The ABL Revolver required us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month, calculated on a trailing twelve-month basis, of (1) 2.25 to 1.00 for any trailing twelve-month period through February 3, 2024, and (2) 2.50 to 1.00 thereafter. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of November 2, 2024, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Refer to Note 10, Debt, of the condensed consolidated financial statements of this Form 10-Q for further information about our debt arrangements.

PLANS FOR CAPITALIZED COSTS

During 2024, we expect to spend approximately $60.0 million to $65.0 million that will be capitalized for property and equipment and implementation costs for cloud computing arrangements accounted for as service contracts, $46.5 million of which was spent during the nine months ended November 2, 2024. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

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

The following table sets forth the Class A common shares repurchased during the three months ended November 2, 2024:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
August 4, 2024 to August 31, 2024	3	$7.41	—	$69,708
September 1, 2024 to October 5, 2024	7,685	$6.51	7,677	$19,709
October 6, 2024 to November 2, 2024	14	$6.12	—	$19,709
	7,702	$6.51	7,677
(1)    The total number of shares repurchased represents shares repurchased as part of publicly announced programs and 24,721 shares withheld in connection with tax payments due upon vesting of stock-based compensation awards.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will be declared on a quarterly basis.

On November 21, 2024, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on December 20, 2024 to shareholders of record at the close of business on December 6, 2024.

RESTRICTIONS

The ABL Revolver and the Term Loan contain customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

During the three months ended November 2, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith
#    Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	December 10, 2024	By:	/s/ Jared A. Poff
Jared A. Poff
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)