Form 10-K
period 2025-02-01
Designer Brands Inc.
filed 2025-03-24
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 2025
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

The aggregate market value of the registrant's Class A common shares held by non-affiliates of the registrant as of August 2, 2024, was $286,232,073.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 2025: 40,242,472 Class A common shares and 7,732,733 Class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders, which statement will be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (this "Form 10-K") mean Designer Brands Inc. and its subsidiaries.

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

i

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-K may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-K are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of any forward-looking statements should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties, and other factors, many of which are outside of our control, that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this Form 10-K, including those factors described under Part I, Item 1A. Risk Factors, there are a number of important factors that could cause actual results, performance, or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
•uncertain general economic and financial conditions, including economic volatility and potential downturn or recession, supply chain disruptions, new or increased tariffs and other barriers to trade, fluctuating interest rates, unemployment rates, and inflationary pressures, and the related impacts to consumer discretionary spending, as well as our ability to plan for and respond to the impact of these conditions;
•our ability to anticipate and respond to rapidly changing consumer preferences, seasonality, customer expectations, and fashion trends;
•the impact on our consumer traffic and demand, our business operations, and the operations of our suppliers, as we experience unseasonable weather, climate change evolves, and the frequency and severity of weather events increases;
•our ability to execute on our business strategies, including growing our Brand Portfolio segment, enhancing in-store and digital shopping experiences, and meeting consumer demands;
•our ability to successfully and efficiently integrate our recent acquisitions in a manner that does not impede growth;
•our ability to maintain strong relationships with our suppliers, vendors, licensors, and retailer customers;
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
•our reliance on our reward programs and marketing to drive traffic, sales, and customer loyalty;
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
•our ability to comply with laws and regulations, as well as other legal obligations;
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

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

Designer Brands Inc., originally founded as DSW Inc., is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer stores and e-commerce site in the United States ("U.S."). The Canada Retail segment operates The Shoe Co., DSW, and Rubino banners through its direct-to-consumer stores and e-commerce sites in Canada. The Brand Portfolio segment earns revenue from the wholesale of our branded products to retailers and international distributors, the sale of our Vince Camuto, Keds, and Topo brands through direct-to-consumer e-commerce sites, and commissions for serving retailers as the design and buying agent for products under private labels.

On February 4, 2023, we completed the acquisition of the Keds business ("Keds") from Wolverine World Wide, Inc. This acquisition expanded the reach of our Owned Brands offerings, which refers to those brands that we have rights to sell through ownership or license arrangements, into casual and athleisure footwear in the wholesale and direct-to-consumer e-commerce channels. Keds is included within our Brand Portfolio segment. On April 8, 2024, we completed the acquisition of Rubino Shoes Inc. ("Rubino"), a retailer of branded footwear, handbags, and accessories that operates Rubino banner stores and an e-commerce site in Quebec, Canada. The acquisition of Rubino has allowed our Canada Retail segment to expand into the province of Quebec.

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

RETAIL SEGMENTS

BANNERS

We offer a wide assortment of dress, casual, and athletic footwear and accessories for women, men, and kids in stores and online under the following banners:
•DSW Designer Shoe Warehouse- Our DSW banner, which is offered both in the U.S. and in Canada, is the destination for on-trend and fashion-forward footwear and accessory brands at a great value every single day.
•The Shoe Co.- The Shoe Co. banner in Canada offers on-trend footwear and accessory brands that target every-day family styles at a great value every single day.
•Rubino- Our Rubino banner in Quebec, Canada offers on-trend footwear and accessory brands that target every-day family styles at affordable prices.

Our e-commerce platforms offer customers convenient, 24/7 access to our products through our websites, including mobile-optimized sites, and our mobile applications. Our omni-channel capabilities allow customers to order a wide range of styles, sizes, widths and categories. Online orders in the U.S. and Canada, for the DSW and The Shoe Co. banners, can be fulfilled from our stores or directly from our suppliers for certain products (referred to as "drop ship"). Online orders from the U.S. can also be fulfilled from our distribution center located in New Jersey ("East Coast Logistics Center"), which is a shared facility with the Brand Portfolio segment. Our order routing optimization system determines the best location to fulfill digitally-demanded products, which allows us to optimize our operating profit. To further meet customer demand of how they receive products, we provide our customers the option to buy online and pick up in stores for the majority of our store locations. Likewise, returns may be shipped to us or brought back to any of our store locations.

ASSORTMENT

In the retail segments, we sell a large assortment of national brands and Owned Brands. We believe that offering a robust assortment of our Owned Brands alongside top national brands within the retail segments provides our customers with a unique assortment and allows us to lean into our integrated business model for providing value. We disaggregate our net sales for our retail segments into non-athletic women's, men's and kids' footwear, athletic footwear, and accessories and other. Refer to Note 3, Revenue, of the consolidated financial statements of this Form 10-K for the disaggregation of net sales.

The following table presents certain data about the sourcing of our merchandise for our retail segments:

	2024	2023
Number of unrelated third-party merchandise suppliers at end of fiscal year	392	412
Percentage of purchases from:
Brand Portfolio segment sourced Owned Brands	9%	9%
Top three national brand suppliers	25%	21%

REWARD PROGRAMS

We invite our U.S. and Canada retail customers to join our DSW and The Shoe Co. VIP rewards programs, which enable members to earn points toward discounts on future purchases. Our VIP rewards programs provide timely customer insights and create stronger customer engagement, while driving a higher-than-average level of customer spend.

The following table presents the number of members enrolled in our VIP rewards programs that have made a purchase over the prior two years and the percentage of retail segments' net sales generated from these members:

	2024	2023
Number of VIP members at end of the fiscal year (in millions)	30.8	32.1
Percentage of retail segments' net sales generated from VIP members	86%	90%

DISTRIBUTION

For our U.S. Retail segment operations, the majority of our inventory is shipped directly from suppliers to our distribution center located in Columbus, Ohio ("Midwest Logistics Center") and a West Coast facility, previously located in California, that is operated by a third party, where the inventory is then processed, sorted, and shipped to one of our pool locations located throughout the country, and then on to the stores. During March 2025, the West Coast facility in California was replaced with our new distribution center located in Arizona ("West Coast Logistics Center"), which is also operated by a third party. For our Canada Retail segment, we engage a logistics service provider to receive and distribute inventory to the majority of our stores.

Inventory management is important to our business. We manage our inventory levels based on anticipated sales and the delivery requirements of our customers. Our inventory management strategy is focused on continuing to meet consumer demand, while improving our efficiency over the long term by enhancing systems and processes.

BRAND PORTFOLIO SEGMENT

BRANDS

The Brand Portfolio segment designs, develops, and sources footwear and accessories of our Owned Brands for the sale of wholesale merchandise to our retail segments and our other retailer customers. In addition, we sell our branded products on direct-to-consumer e-commerce sites for the Vince Camuto, Keds, and Topo brands. We also earn commission-based income for serving retailers as their design and buying agent, while leveraging our overall design and sourcing infrastructure. Refer to Note 3, Revenue, of the consolidated financial statements of this Form 10-K, for the Brand Portfolio segment's total net sales attributable to each channel. During 2024 and 2023, the net sales of Owned Brands for all of our segments combined represented 23.3% and 25.8%, respectively, of consolidated net sales. The Brand Portfolio segment has five customers that made up 38.0% of its segment net sales in 2024, excluding intersegment net sales, and the loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.

LICENSING RIGHTS

We have a 40.0% equity investment ownership interest in ABG-Camuto, LLC ("ABG-Camuto"), a joint venture that owns the intellectual property rights of Vince Camuto and other brands. We are party to a licensing agreement with ABG-Camuto, which grants us the exclusive right to design, source, and sell footwear and handbags under the brands that ABG-Camuto owns. In addition, we own the licensing rights for footwear and handbags of the Lucky Brand and the licensing rights for footwear of the Jessica Simpson brand.

SOURCING AND DISTRIBUTION

We source each of our product lines based on the individual design, style, and quality specifications of the products. Our Brand Portfolio segment does not own or operate manufacturing facilities; rather, we primarily use our sourcing office in China to procure our products from third-party manufacturers. Prior to production, we inspect samples and prototypes of each style and monitor the quality of the production process. We manage our inventory levels based on existing orders and anticipated sales.

The manufacturers of our products are required to meet our quality, human rights, local compliance, safety, and other standard requirements. These suppliers are expected to respect local laws, rules, and regulations of the countries in which they operate and have pledged to follow the standards set forth in the Company's Vendor Code of Conduct, which details our dedication to human rights, labor rights, environmental responsibility, and workplace safety. The majority of our wholesale inventory is shipped directly from factories in foreign countries to our East Coast Logistics Center where the inventory is then processed, sorted, and provided to our customers' shipping carriers.

The following table presents the percentages of the Brand Portfolio segment's purchases of merchandise units sourced by country:

	2024	2023
China	77%	76%
Vietnam	11%	10%
India	5%	5%
Cambodia	5%	5%
All other foreign locations	2%	4%

COMPETITION

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including online retailers, single-brand specialty retailers, multi-channel specialty retailers, brand suppliers, department stores, mall-based shoe stores, national chains, independent shoe retailers, and brand-oriented discounters. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with brands that are well known.

HUMAN CAPITAL MANAGEMENT

We believe the strength of our workforce is critical to our success. Our associates strive every day to create a welcoming and inclusive environment for themselves and our customers to advance our mission of being shoe obsessed. One of our core talent strategies is to invest in and support our associates who are key to differentiating our products and experiences in the competitive footwear market. We monitor and adapt as necessary to maintain our competitive position, including the following areas of focus:

WORKFORCE

Our key human capital management objectives are to attract, develop, advance, and retain the highest quality talent. To support these objectives, our human resources programs aim to:
•develop associates to prepare them for critical roles and leadership positions for the future;
•reward and support associates through competitive pay, benefits, and perquisite programs;
•cultivate an associate-centric culture where all associates feel empowered, valued, inspired, and included;
•acquire talent and facilitate internal talent mobility to create a high-performing workforce;

•embrace hybrid and remote work arrangements where possible to utilize flexibility as a competitive advantage; and
•evolve and invest in technology, tools, and resources to support our associates at work.

As of February 1, 2025, we employed approximately 14,000 associates worldwide, approximately 12,000 of whom are employed in the U.S.

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
•We continually monitor local pay practices for each distribution center and adjust accordingly to remain competitive in those markets.
•We monitor pay equity and invest in pay processes that allow us to assess whether associates with similar roles and experience earn comparable pay for comparable work.
•We require completion of a Compensation Essentials training module that educates and equips managers to facilitate effective conversations about compensation.
•Our incentive plans provide additional cash compensation upon the achievement of results that meet or exceed defined goals for eligible store management, logistics centers, and corporate associates.
•We provide retirement benefits with a safe harbor 401(k) plan that includes an employer matching contribution of up to 4% of associate contributions.

Health & Wellbeing- We understand the importance of taking care of our associates and believe that every associate's journey is unique. We approach health and wellbeing design with a focus on building equitable benefits that support and provide valuable resources needed to care for our associates and their loved ones. We invest in comprehensive health and wellbeing benefits, some of which are highlighted below, that help attract and retain the talent necessary to achieve our goals.

Comprehensive health insurance coverage is available to full-time and Affordable Care Act eligible part-time associates through multiple medical plans. These plans include prescription and vision insurance, as well as:
•Concierge plan advisors who can assist with clinical support for health conditions, locate high-quality physicians, advocate to resolve insurance billing issues, connect members to available community resources, and answer benefits questions.
•Free unlimited access to U.S. board-certified physicians, via phone or video, for general medical, dermatology, and mental health services.
•Specialty prescription drug medications, with many at no cost.
•Concierge support and access to fertility centers across the U.S., as well as up to two cycles of in vitro fertilization or other fertility services in addition to necessary fertility medication and testing.
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
•Generous product discounts at DSW, American Eagle Outfitters/Aerie, and American Signature/Value City Furniture.
•Free counseling and support for all associates, their dependents, and their family members, through access to licensed counselors, work/life balance support, and bereavement specialists.
•Free accredited general education college courses as well as discounted tuition offerings through multiple partner schools.
•Free and/or discounted legal support in areas such as civil/criminal needs, family disputes, immigration law, landlord/tenant issues, and basic document preparation.
•Free financial help including debt counseling, lease/purchase guidance, taxes, financial planning, and college funding.

TALENT DEVELOPMENT

To help our associates succeed in their roles, we emphasize continuous learning and development opportunities. Training provided through our online learning platform includes 269 resources, including videos, self-paced on-demand learning, and virtual instructor-led sessions. A wide variety of resources are designed to address the needs of our entire workforce, from entry-level associates to our most senior executives. During 2024, approximately 7,100 associates completed over 84,000 learning experiences through our online learning platform. We invest resources in professional development and growth as a means of improving associate performance, engagement, and retention. We believe that our continued focus on frequent and constructive performance feedback, talent reviews, succession planning, and retention have contributed to a strong internal promotion rate.

PHILANTHROPY THROUGH DESIGNER BRANDS FOUNDATION

We are committed to good corporate citizenship. Not only do we strive to create positive impacts within our organization, but we also aim to better the communities in which we conduct business. In 2023, we launched our charitable Designer Brands Foundation to expand our corporate giving. The Designer Brands Foundation's mission is to advance empowerment of individuals, removing barriers, and helping them put their best foot forward in the communities in which we live, serve, and work. The Designer Brands Foundation features three primary areas of focus:
1.Empowerment- Support organizations that prioritize empowerment and build self-confidence without discrimination.
2.Inclusion- Support organizations whose key constituents align with our Business Resource Groups ("BRGs").
3.Local Community- As the places where our associates live and work are vitally important to us, we support the organizations that put our local communities first and provide opportunities for our associates to give back through volunteering and donations.

With the Designer Brands Foundation in place, we have been able to significantly expand our Company's giving through the following:
1.Soles4Souls- Soles4Souls creates sustainable jobs and provides relief through the distribution of shoes and clothing around the world, while giving shoes and garments a second life. Since partnering with Soles4Souls in 2018, we are proud to have donated over 11 million pairs of shoes, including 1.8 million pairs in 2024. In 2024, we continued to enhance our shoe donation experience and Soles4Souls store register donation efforts with store register donations generating over $1.6 million in customer-funded donations.
2.Associate Relief Funding- In 2024, we established our DBI Cares Associate Relief Fund to provide financial assistance to DBI associates experiencing unexpected hardships and emergencies. In addition, we partner with Two Ten Footwear Foundation ("Two Ten") to provide scholarships and financial aid, as well as free counseling and community resources, to people working in the footwear industry. Many of our own associates have been beneficiaries of Two Ten's programs. We support Two Ten with corporate financial donations and subject matter expertise to continue to enrich their community programs.

3.Hometown Partnerships- We continue to expand our existing local nonprofit partnerships through volunteering and grants from our Designer Brands Foundation. Through our grants and associate led affinity groups, we aim to support and better the communities in which we live, serve, and work. In 2024, we issued our first round of public community grants totaling $89,000 to nonprofits across the U.S. Our DBI Gives volunteerism-focused Community Interest Group ("CIG") led multi-city volunteer opportunities for associates to come together and participate in community clean ups during Earth Month, as well as gift collection and wrapping during the holiday season.

WE BELONG

From the inside out, Designer Brands starts with a workplace where all associates belong and are empowered to be their authentic selves, bringing their unique backgrounds, perspectives, and experiences to the table. We believe that empowering our differences powers up innovation and ignites positive change.

Formal ways for associates, on a voluntary basis, to be involved, ignite innovation, and influence positive changes include:
•BRGs - associate-led groups organized around a common dimension to foster an inclusive work environment where everyone belongs.
•CIGs - associate-led groups based on a common passion or interest to drive a sense of community and shared purpose.
•Field Councils - associate-led groups organized to create a sense of belonging for those who work in our stores and logistics centers.

All groups are inclusive and open to any associate who wants to join, and associates can join as many groups as they choose. Our BRGs, CIGs, and Field Councils provide a unique strategic perspective based on shared experiences, background, and allyship while promoting belonging in our workplace and community in alignment with our business goals. We proudly support nine BRGs, three CIGs, and two Field Councils (one in the U.S. and one in Canada). Our value of We Belong is also reflected in our associate training programs, which address our policies against harassment, bullying, and bias in the workplace. In 2024, we launched the We Belong Microlearning development initiative which aims to create more welcoming workplaces by providing easily digestible training sessions.

We believe in taking strides and making progress towards unity and belonging, turning values into actions. Each step we take brings us closer to realizing our vision. We are committed to continuing to walk the talk and aspire to create conditions for everyone to put their best foot forward without barriers to reach their highest potential.

We believe that paying our associates fairly enables us to deliver on our goal of creating an environment where we can all be ourselves, contribute ideas, and do our best work. To this end, we take several steps to ensure pay rates are fair, competitive, and based on job-related factors. For example, we regularly review external market data, internal pay grades, position of pay in the pay range, as well as individual factors such as performance, training, and prior experience related to the work, to ensure fair pay. We also invest in pay processes that allow us to assess whether associates with similar roles and experience earn comparable pay for comparable work.

ASSOCIATE ENGAGEMENT

Our culture is a towering strength of Designer Brands, and that culture is built upon and codified by a set of unified values that guide how we aspire to operate as a collective organization. The values are a creation of our associates and representative of our global organization, having resulted from a process wherein associates were invited to join conversations to identify and define our organizational values and subsequently discuss how to integrate them into our culture. As a result, they come to life internally for our associates as they are reflected in how: "we love what we do; we own what we do; we do what's right; and we belong."

We provide all associates with the opportunity to share their opinions and feedback in relation to their employment experience through engagement surveys performed on a regular basis across all business segments. Results of the surveys are measured and analyzed at the team, department and Company-wide levels with a goal of enhancing the associate experience, strengthening engagement and retention, and driving positive change. In addition to Company-led surveys, leaders are encouraged to conduct "skip level" touch bases, host roundtable chats, and conduct follow-up activities throughout the year to better understand associate feedback. Upon exiting the Company, associates who voluntarily leave the business are provided with an exit survey to help us measure satisfaction and engagement, in addition to identifying the factors that may have contributed to pursuing another opportunity.

We continue to develop opportunities for associate connection and engagement in the evolving workplace environment by listening to our associates and taking actions on what is most important and impactful to them. One of the things our associates tell us is important to them is recognition. Our "Inspire Greatness" recognition program provides various means to recognize and reward associate accomplishments and work anniversaries, both one-on-one with the associates and during large meeting celebrations.

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

INTELLECTUAL PROPERTY

We own numerous trademarks, service marks, and domains in the U.S., Canada, and internationally, such as Crown Vintage®, DSW®, DSW Shoe Warehouse®, DSW Designer Shoe Warehouse®, Keds®, Kelly & Katie®, Mix No.6®, Pro-Keds®, Rubino®, and Topo Athletic®. As of February 1, 2025, we have approximately 850 trademark registrations and pending applications in the U.S., Canada, and internationally. We consider our trademarks, service marks, and domains to have significant value and to be important to building our name recognition.

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

ITEM 1A. RISK FACTORS

Investing in our Class A common shares involves a high degree of risk. In addition to the other information in this Form 10-K and in our other public filings, investors should carefully consider the following risk factors. The risks described below are not the only risks we face or may face, and investors should not interpret the disclosure of a risk to imply that the risk has not already materialized. The occurrence of any of the following risks, or the occurrence of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our Class A common shares could decline, and investors may lose all or part of their original investment. This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements and estimates as a result of specific factors, including the risks and uncertainties described below.

RISKS RELATING TO MACROECONOMIC AND INDUSTRY CONDITIONS

A downturn in global economic conditions or a decline in consumer confidence in the economy has adversely affected discretionary consumer spending and may continue to do so, which has impacted, and likely will continue to impact, our business.

Adverse global economic conditions that are caused by events or conditions beyond our control create uncertainties and have in the past impacted our business and may in the future materially adversely affect our business, results of operations, and financial condition. These adverse economic conditions include inflation, economic downturns, recession or slower economic growth, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, public health threats, supply chain disruptions, international hostilities, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products we sell, and other matters that influence consumer confidence. Throughout 2024, our comparable sales declined as we experienced overall lower direct-to-consumer traffic. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. We believe the decrease in comparable sales is a result of ongoing consumer concern of negative and/or uncertain economic conditions, most notably the concern of economic volatility, fluctuations in interest rates, inflationary pressures, and changes in employment levels. Additionally, our major retailer customers for our Brand Portfolio segment may experience a significant downturn in their businesses as a result of macroeconomic conditions and, in turn, these customers may reduce their purchases from us, which may have a material adverse effect on our business. Competitive pricing pressure has been exacerbated by a more promotional retail environment as macroeconomic conditions impact discretionary consumer spending.

The continuation of these trends could have a material adverse effect on our business or operating results. Moreover, we are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business. These factors ultimately could require us to enact further mitigating operating efficiency measures that may not be successful and could have a material adverse effect on our business, operations, and results of operations. Adverse global economic conditions and disruptions to our business, along with a sustained decline in our stock price, may lead to triggering events that may indicate that the carrying value of certain assets, including inventories, accounts receivables, equity investments, long-lived assets, intangibles, and goodwill, may not be recoverable.

We may be unable to compete in the highly competitive footwear market, which could have a material adverse effect on our business.

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including online retailers, single-brand specialty retailers, multi-channel specialty retailers, brand suppliers, department stores, mall-based shoe stores, national chains, independent shoe retailers, and brand-oriented discounters. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with brands that are well known. Our success depends on our ability to remain competitive with respect to assortment, fashion trends, quality, convenience, and value. The performance of our competitors, as well as a change in their promotional and pricing approaches as a result of the current economic environment, marketing activities, and other business strategies, could have a material adverse effect on our business.

E-commerce networks have rapidly evolved and consumer receptiveness to shopping online has substantially increased. Competition from e-commerce players has significantly increased due to their ability to provide improved user experiences, greater ease of buying goods, low or no shipping fees, faster shipping times, and more favorable return policies. Businesses, including our suppliers, can easily launch e-commerce websites and mobile platforms at nominal costs by using commercially available software or partnering with various successful digital marketplace providers. Some of our suppliers use such platforms to compete with us by allowing consumers to purchase products directly from them. Competitors with other revenue sources may also devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote more resources to websites, mobile platforms and applications, and systems development.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We may be unable to anticipate and respond to rapidly changing consumer preferences, customer expectations, and fashion trends, which could have a material adverse effect on our business.

Demand for our products fluctuates according to rapid changes in consumer preferences and trends, which are dictated by lifestyle, fashion, and season, and may shift quickly. A variety of factors will affect our ability to maintain the proper mix of products, including economic conditions impacting discretionary consumer spending; unanticipated fashion trends; our ability to provide timely access to popular brands at attractive prices; our success in distributing merchandise to our stores, online customers, and our wholesale retailer customers in an efficient manner; and changes in weather patterns, which, in turn, may affect consumer preferences. In addition, the continuing consumer shift to online and mobile shopping has increased customer expectations of lower shipping costs, improved shipping speeds, and optimized mobile platforms. If we are unable to anticipate trends and fulfill the merchandise needs of our customers, we may experience decreases in our net sales and/or may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business.

We rely on our strong relationships with suppliers to purchase products, including third-party manufacturers and national brand suppliers. If these relationships were to be impaired, we may be unable to obtain a sufficient assortment of merchandise at attractive prices or respond promptly to rapidly changing trends, either of which could have a material adverse effect on our business and financial performance.

The success of our business depends on our ability to obtain products from our suppliers, including third-party manufacturers and national brand suppliers, on a timely basis, on acceptable terms, and to our specifications. If we fail to maintain strong relationships with these suppliers or if they fail to ensure the quality of merchandise that they supply to us, our ability to provide our customers with merchandise they want at favorable prices may be limited, which could have a material adverse effect on our business. In addition, any negative brand image, widespread product defects, financial distress, or negative publicity related to our suppliers could have a material adverse effect on our reputation and on our business.

We cannot guarantee that any supplier will have sufficient production capacity, meet our delivery expectations, or meet our product safety, social compliance, or quality standards. The loss of any of our major suppliers could disrupt our operations and adversely affect our business. If these third-party manufacturers cease working with us, fail to meet our product safety, social compliance, or quality standards, or are unable to provide us with the materials and services that we need, at prices and on terms that are acceptable to us, then we could experience product delays and shortages. Failure by us to deliver quality products to our customers on a timely basis and any associated damage to our reputation could have a material adverse impact on our business and results of operations.

Decisions by national brand suppliers to not sell to us or to limit the availability of the products they sell to us could have a negative impact on our business. In addition, our inability to stock our sales channels with desired merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. During 2024, three key national brand suppliers together supplied approximately 25% of our retail segments merchandise, with no individual supplier providing more than 10% of our retail merchandise. The loss of, or a reduction in the amount and quality of merchandise supplied by, any of our high-volume suppliers could have an adverse effect on our business. If we are unable to offer suitable alternatives to satisfy product demand, sales could decline, which could have a material adverse effect on our operating results.

Losses or disruptions associated with our distribution systems, including our distribution centers and stores, could have a material adverse effect on our business and operations.

Our operating results depend on the orderly operation of our receiving, distribution, and fulfillment processes, which in turn depend on suppliers' adherence to shipping schedules and our effective management of our facilities. We may not anticipate all of the changing demands on our operations, and events beyond our control may occur, including disruptions in operations due to public health threats, catastrophic events, shortages in labor, or shipping problems, any of which may result in delays in the delivery of merchandise to our stores and customers. We rely on the flow of goods through ports worldwide on a consistent basis from factories and suppliers. Potential or actual disruptions at ports could create significant risks for our business, particularly if these disruptions occur during peak importing times. If we experience significant delays in receiving product, this could result in canceled orders by retailer customers, unanticipated inventory shortages, or receipt of seasonal product after the peak selling season, which could have a material adverse effect on our business and operations.

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

The IT networks and systems operated by us or our vendors may be susceptible to damage, disruptions, data breaches, failures during the process of upgrading or replacing software, databases, or components, power outages, natural disasters, hardware failures, user errors or malfeasance, unauthorized access or attacks, including actions of foreign actors and insider attacks, phishing or denial-of-service attacks, the introduction of computer viruses and/or malicious or destructive code, ransomware or other malware attacks, and other real or perceived cyberattacks or catastrophic events, any of which may not be prevented by our efforts to secure our computer systems. Any of these incidents could lead to interruptions or shutdowns of our platform, disruptions in our ability to process customer orders or to track, record, or analyze the sale of our products, loss or corruption of data, loss of funds, or unauthorized access to or acquisition of personal information or other sensitive information, such as our intellectual property. Such incidents could also lead to widespread technology outages, interruptions or other failures of operational, communication, or other systems globally and across companies and industries. We utilize security tools and controls, which include reasonable efforts to ensure that our third-party vendors maintain sufficient security measures, including encryption and authentication technology, in an effort to reduce our cyber risk and protect personal and other sensitive information. However, none of our or our vendors' security measures can provide absolute security. Advances in computer capabilities, continually evolving and increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, the potential use of artificial intelligence by cyber-attackers to develop malicious code and launch sophisticated phishing attempts, or other developments may result in our or our vendors' failure or inability to adequately protect personal or other sensitive information. In addition, vulnerabilities may be introduced from the use of artificial intelligence by us and our vendors. Despite our or our vendors' security measures, we may be unable to anticipate cyberattacks or implement adequate preventative measures and could suffer the impacts of a cyberattack, unauthorized access to personal information or other sensitive data, and any such data compromise or unauthorized access may not be discovered in a timely fashion and could persist for an extended period of time.

We rely on associates, contractors, and other third parties who may attempt to circumvent our security measures in order to obtain personal information or other sensitive data and may purposefully or inadvertently cause a breach involving such information. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, train associates, pay higher insurance premiums, and engage third-party specialists for additional services. An information security breach involving confidential and personal data could damage our reputation, adversely affect our customers' willingness to purchase from us, and adversely affect our vendors' willingness to supply or provide services to us. In addition, we may incur material liabilities and remediation costs as a result of an information security breach, including potential liability for stolen customer or associate data, costs relating to repairing system damage, or costs of providing credit monitoring or other benefits to customers or associates affected by the breach. If we experience a material information security breach, our insurance may not be sufficient to cover the impact to our business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data from loss or disclosure due to a security breach, including processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

We, and our third-party vendors, regularly experience cyberattacks aimed at disrupting services. Our third-party vendors may be the victim of cyber-related attacks. If they fail to deter, detect, or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, and reputation, and such incidents could lead to operational disruptions that could have an adverse effect on our ability to fulfill customer orders. Security incidents, such as ransomware attacks, are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. We, and our third-party vendors, have been subject to cyber, phishing, and social engineering attacks and other security incidents in the past and may continue to be subject to such attacks in the future. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our associates, our third-party vendors, their personnel, or other parties. If we or our third-party service providers experience security breaches that result in a decline in marketplace performance, availability problems, or the loss of, corruption of, unauthorized access to, or disclosure of personal data or confidential information, customers may become unwilling to provide us with the information necessary for such customers to make purchases on our e-commerce websites, and our reputation and market position could be harmed. Existing customers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability, and litigation, and could bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

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

Our success is largely dependent on our ability to provide our customers with a merchandise assortment that they want and our ability to provide a consistent, high-quality customer experience. We believe that maintaining and enhancing the reputation and recognition of our banners and our Owned Brands is critical to our ability to expand and retain our customer base. Any negative publicity about us or the significant brands we offer may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety, accounting, or environmental regulations and standards could also jeopardize our reputation and potentially lead to various adverse consumer actions, in addition to potential investigations or actions against us by governmental entities, fines, penalties, or other liabilities. In addition, negative claims or publicity, including on social media, regarding celebrities with whom we have license and endorsement arrangements could adversely affect our reputation and sales, regardless of whether such claims are accurate. Consumer actions could include boycotts and negative publicity through social or digital media. Negative public perception about us or the products we carry, whether justified or not, could impair our reputation, subject us to litigation, damage our brands, or have a material adverse effect on our business.

We hold exclusive licensing rights that allow us to design, source, and sell footwear for certain of our key Owned Brands, including Vince Camuto, Jessica Simpson, and Lucky Brand. We rely on our ability to retain and maintain good relationships with the licensors and their ability to maintain strong, well-recognized brands and trademarks. The terms of our license agreements vary and are subject to renewal with various termination provisions, and we may not be able to renew these licenses. Even our longer-term or renewable licenses are typically dependent upon our ability to market and sell the licensed products at specified levels, and our failure to meet such levels may result in the termination or non-renewal of such licenses. Furthermore, many of our license agreements require minimum royalty payments, and if we are unable to generate sufficient sales and profitability to cover these minimum royalty requirements, we may be required to make additional payments to the licensors, which could have a material adverse effect on our business and results of operations.

The demand for the brands we sell may also depend on how we are viewed relative to corporate social responsibility ("CSR") and environmental, social, and governance ("ESG") positions, which may not align with the expectations of our customers, investors, and other stakeholders. Risks associated with these initiatives include any increased public focus, including by governmental and nongovernmental organizations, new laws and regulations, increased costs associated with sustainability efforts and/or compliance with laws and regulations, as well as increased pressure to expand our CSR and ESG disclosures in these areas, make commitments, set targets, or establish additional goals and take actions to achieve such targets and goals. At the same time, there also exists sentiment against such initiatives among certain stakeholders and government institutions, and we may face scrutiny, customer boycotts, reputational risk, lawsuits, or market access restrictions from these parties regarding our CSR or ESG positions. All of the foregoing could expose us to market, operational, and execution costs or risks. Any metrics related to these topics that we disclose, whether based on the standards we set for ourselves or those set by others, or our failure to achieve any metrics that we disclose, may influence our reputation and the demand for the brands that we sell. There is also increased focus, including by customers, investors, and other stakeholders, on these matters, including the use of plastic, energy, waste, worker safety, and products, offerings, and marketing towards certain demographics. Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to these matters, which could also have a material adverse effect on our business, results of operations, financial position, and cash flows.

We are dependent on our customer retail reward programs and marketing to drive traffic, sales, and loyalty, and any decrease in membership or purchases from members could have a material adverse effect on our business.

Customer traffic is influenced by our marketing methods and our reward programs. We rely on our reward programs to drive customer traffic, sales, and purchase frequency as members earn points toward discounts on future purchases through our VIP reward programs in the U.S. and Canada. We employ a variety of marketing methods, including email, direct mail, and social media, to communicate product offerings and various promotions and discounts to all of our customers, as well as exclusive offers to our rewards members. As of February 1, 2025, we had 30.8 million members enrolled in our VIP reward programs who have made at least one purchase over the last two years. In 2024, shoppers in the reward programs generated approximately 86% of the combined U.S. Retail and Canada Retail segments' net sales. If our rewards members decrease their purchase frequency or do not continue to shop with us, we fail to add new members, the number of members decreases, or our marketing is not effective in driving customer traffic, such event could have a material adverse effect on our business.

Future acquisitions of and investments in new businesses and brands and other growth strategies could disrupt our ongoing business and adversely impact our financial condition and results of operations.

From time to time, we may acquire or invest in businesses, or we may license brands that we believe could complement our business and offer growth opportunities. For example, in the first quarter of 2024, we acquired Rubino. The expected contribution to our business as a result of this and other acquisitions or investments may not materialize. Further, such integrations may disrupt our business or divert the attention of our management. Achieving the expected benefits depends in large part on our successful integration of any new operations, systems, and personnel in a timely and efficient manner. We cannot ensure that all of our integration efforts will be completed on a timely basis, as planned, or without substantial expense, delay, or other operational problems. Until we make substantial progress with our integration efforts, we also face the risk that we may not be able to effectively manage the business and achieve planned results. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures and may also result in the diversion of management and financial resources from core business objectives. Our integration efforts may not be successful, or we may not realize the anticipated benefits after we complete our integration efforts.

In addition, we may from time to time evaluate and pursue other strategic initiatives, investments, or acquisitions. These strategic initiatives, investments, or acquisitions could involve various inherent risks, and the benefits sought may not be realized, or these strategic initiatives, acquisitions, or investments may not create value or may harm our brand and adversely affect our business, financial condition, and results of operations.

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

Our failure to retain existing and secure new store locations under acceptable lease terms for our retail segments could have a material adverse effect on our business.

The success of our retail segments depends, in part, on our ability to secure long-term leases in desirable locations at acceptable terms for our stores and to secure renewals of such leases. No assurance can be given that we will be able to successfully negotiate lease renewals for existing stores or obtain acceptable terms for new stores in desirable locations. Our ability to operate stores on a profitable basis depends on many factors, including our ability to identify suitable markets and sites for our store locations with financially stable co-tenants and landlords; build-out or remodel sites on a timely and effective basis; obtain sufficient financing and capital resources or generate sufficient cash flows from operations to fund store capital expenditures; open new stores or remodel existing stores at costs not significantly greater than those anticipated; successfully open new stores in markets in which we currently have few or no stores; control the costs associated with store openings; and hire, train, and retain qualified managers and store personnel. To the extent that we are opening new stores in our existing markets, we may experience reduced net sales in existing stores in those markets. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced. Due to the changing retail landscape, we may want to reduce the size or number of store locations but may be unable to successfully exit lease agreements, which could have a material adverse effect on our business.

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

We have key international operations in various locations, including Canada and China, and we face risks inherent in sourcing our merchandise from third-party manufacturers and national brand suppliers with foreign operations. Our operations may be adversely affected by international political, economic, and social instability; local laws and customs; legal and regulatory constraints, including compliance with applicable anti-bribery, anti-corruption, labor, trade, and foreign tax laws; local business practices, including compliance with foreign laws and with domestic and international labor standards; and currency laws and regulations. Risks may also include, among others, public health threats, which has in the past materially adversely impacted our business; inclement weather and natural disasters; international hostilities, including the ongoing war in Ukraine and conflicts in the Middle East, militant attacks on cargo vessels in the Red Sea, which ultimately could adversely impact supplier deliveries or freight costs, or terrorism; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities or the occurrence of international trade disruptions; labor or supply shortages; work stoppages; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; increases in tariffs, sanctions, and other trade barriers or restrictions; cost and difficulties associated with managing operations outside of the U.S.; possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits; and greater difficulty in enforcing intellectual property rights. Additionally, fluctuations in foreign currency exchange rates may negatively impact our financial results. With a substantial portion of our merchandise being imported from foreign countries, any of these events could result in our failure to obtain merchandise in a timely manner, which ultimately could have a material adverse effect on our business, financial condition, or results of operations.

We require our business partners to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control such third parties or their labor and business practices. The violation of labor or other laws by any one of our suppliers could have a material adverse effect on our business.

Compliance with laws or changes in existing or new laws and regulations or regulatory enforcement priorities could adversely affect our business. Our failure to comply with applicable laws and regulations could have a material adverse effect on our business.

We are required to comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently, and such changes can impose significant costs and other burdens of compliance on our business and third parties we rely upon. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues, including the impact of climate change, or compliance with the Foreign Corrupt Practices Act or similar anti-corruption laws could have a material adverse impact on our financial condition and results of operations. In addition, changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business. The evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time, including as a result of changes in the U.S. political environment. Failure to achieve or maintain compliance with applicable laws and regulations could subject us to lawsuits and other proceedings and lead to damage awards, fines, penalties, and remediation costs. We are or may become involved in a number of legal proceedings and audits, including grand jury investigations, government and agency investigations, and shareholder, consumer, employment, tort, and other litigation. We cannot predict with certainty the outcomes of these proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money, adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.

We are subject to stringent and changing privacy laws, regulations and standards. State, federal, and foreign governments have enacted and are continuing to enact laws and regulations governing the collection, use, retention, sharing, transfer, and security of personally identifiable information and data. Our business is subject to a variety of federal, state, local, and foreign laws and regulations, orders, rules, codes, regulatory guidance, and certain industry standards regarding privacy, data protection, consumer protection, information security, and the processing of personal information and other data. For example, the California Consumer Privacy Act of 2018 ("CCPA") imposes certain restrictions and disclosure obligations on businesses that collect personal information about California residents and provides for a private right of action, as well as penalties for noncompliance. The CCPA provides for civil penalties for violations and creates a private right of action for certain data breaches that is expected to increase data breach litigation. In addition, the California Privacy Rights Act amended and expanded the CCPA and placed additional restrictions on the "sharing" of personal information for purposes of cross-context behavioral advertising. We are subject to additional state privacy regulations, including the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act, and the Utah Consumer Privacy Act, which regulate the processing of "personal data" regarding their respective residents and which grant residents certain rights with respect to their personal data. State laws are changing rapidly, and new legislation proposed or enacted in a number of other states imposes, or has the potential to impose, additional obligations on companies that process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. The U.S. federal government is also significantly focused on privacy matters.

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

Locations where we operate and that we consider to be material to our business, as set forth in Item 2. Properties of this Form 10-K, as well as locations operated by our vendors, may be subject to natural disasters, other extreme weather conditions, and negative climate change patterns, which may be exacerbated by climate change. Weather-related risks, including resource scarcity, rationing, or unexpected costs from increases in fuel or raw material prices, could disrupt our operations. Such disruptions may result in decreased demand for our products and disruptions in our sales channels and sourcing and distribution networks, which ultimately could have a material adverse effect on our business, financial condition, and results of operations. Extreme weather events and changes in weather patterns can also influence customer trends and shopping habits. Because our business is heavily weighted towards dress and seasonal products, unseasonably warm temperatures during our fall selling season or unseasonably cool weather during our spring selling season may diminish demand for our seasonal merchandise. We experienced this during 2024 with respect to unseasonably warm weather during our fall selling season, which adversely impacted our results of operations.

In addition, heavy snowfall, hurricanes, or other severe weather events where our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability. Moreover, natural disasters such as hurricanes, flooding, wildfires and earthquakes, whether occurring in the U.S. or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, customers, or distribution centers are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or our third parties’ systems and operations. There is growing concern that climate change may increase both the frequency and severity of extreme weather conditions and natural disasters. In addition, the physical changes caused by climate change could result in changes in regulations, consumer preferences, production capabilities, availability of raw materials and costs, which could in turn affect our business, operating results, and financial condition.

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

Our amended and restated articles of incorporation authorize our Board of Directors (the "Board") to issue up to 100 million preferred shares and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations, and restrictions on those shares, without any further vote or action by the shareholders. The rights of the holders of our Class A common shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could have the effect of delaying, deterring, or preventing a change in control of the Company and could adversely affect the voting power of our common shares. In addition, we have issued Class B common shares, which are convertible into Class A common shares on a share-for-share basis and are entitled to eight votes per share on matters submitted to shareholders for approval. Holders of our Class B common shares are able to exert significant control over the Company, as further described below.

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

As of February 1, 2025, the Schottenstein Affiliates beneficially owned approximately 31% of the Company's outstanding common shares, representing 67% of the combined voting power, consisting of, in the aggregate, 7.2 million Class A common shares (which are entitled to one vote per share) and 7.7 million Class B common shares (which are entitled to eight votes per share). The Schottenstein Affiliates directly control or substantially influence the outcome of matters submitted to our shareholders for approval, including the election of directors, approval of mergers or other business combinations, and approval of acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of other shareholders, and the Schottenstein Affiliates' level of ownership and voting power in the Company may have the effect of delaying or preventing a subsequent change in control of the Company that may be favored by other shareholders. Additionally, the disproportionate voting rights of our Class B common shares and the Schottenstein Affiliates' substantial holdings of Class B common shares could have an adverse effect on the market price of our Class A common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

We have developed an information security program that is designed to address material risks from cybersecurity threats. Our information security program is integrated into our overall enterprise risk management process, which the Board ultimately oversees. The Board has delegated its responsibility for cybersecurity risk oversight to the Technology Committee of the Board, which is responsible for (i) regularly reviewing with management significant cybersecurity, privacy, artificial intelligence, and IT risks or exposures, and our policies and processes with respect to risk assessment and risk management of the same; (ii) regularly reviewing with management an assessment of the steps management has taken to monitor and control such risks; and (iii) regularly reporting to the full Board on such matters.

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

GOVERNANCE

The DITSC is the Company's management position with primary responsibility for the development, operation, and maintenance of our information security program. The DITSC offers over 20 years in cybersecurity expertise, cultivated through service in the United States Air Force and subsequent roles in both public and private sectors across diverse industries. The DITSC has obtained multiple industry specific certifications, including the Certified Information Systems Security Professional and Certified Information Security Manager. The DITSC briefs the Technology Committee of the Board regularly and oversees regular cybersecurity training and education opportunities for the Board, which covers topics ranging from the current threat landscape to our cybersecurity program metrics, risks, and roadmap. Management receives regular updates on cybersecurity risks from the DITSC. In the event of a security incident, the DITSC will follow the escalation process in our incident response plan to notify the Company's Crisis Committee, which is composed of a cross-functional group of Company leaders. The Crisis Committee will work with the DITSC to respond to and remediate any actual cybersecurity incidents. Depending on the severity of the security incident, the DITSC and the Crisis Committee are to escalate the security incident to the Company's General Counsel and the Principal Accounting Officer, who will assess materiality in consultation with outside counsel. The General Counsel will notify the Technology Committee and the Board of any potential material incident.

As of the date of this report, the Company has not identified risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, there can be no assurance that the Company, or third parties on which it relies, will not experience a cybersecurity threat or incident in the future, and we continue to closely monitor cyber risk. We may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. Risk factors for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES

The following table summarizes the location and general use of our principal properties as of February 1, 2025 that we consider to be material to our business and that we believe will meet our operational needs for the foreseeable future:

Facility	Location	Owned/Leased	Segment	Approximate Square Feet
Principal corporate office	Columbus, Ohio	Owned	Corporate and U.S. Retail	178,000
Distribution centers:(1)
Midwest Logistics Center	Columbus, Ohio	Owned	U.S. Retail	625,000
East Coast Logistics Center	Westampton, New Jersey	Leased	U.S. Retail and Brand Portfolio	683,000
U.S. retail stores(2)	494 various U.S. locations	Leased	U.S. Retail	9,740,000
Canada retail stores(3)	175 various Canadian locations	Leased	Canada Retail	1,284,000
Primary foreign sourcing office	Dongguan, China	Leased	Brand Portfolio	102,000
(1)    During March 2025, we began operations in the new West Coast Logistics Center in Glendale, Arizona. The West Coast Logistics Center is operated by a third-party and includes dedicated leased space of approximately 276,000 square feet for the U.S. Retail segment.
(2)    Our DSW U.S. stores average approximately 19,700 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.
(3)    The Shoe Co., Rubino, and DSW stores in Canada average approximately 7,300 square feet. Most of the store leases are for a fixed term with options for extension periods, exercisable at our option.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 14, Commitments and Contingencies - Legal Proceedings, of the consolidated financial statements of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARES

Our Class A common shares are listed for trading on the NYSE under the ticker symbol "DBI." There is currently no public market for the Company's Class B common shares, but the Class B common shares can be converted into the Company's Class A common shares at the election of the holder on a share-for-share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval. As of March 17, 2025, there were 187 holders of record of our Class A common shares and 12 holders of record of our Class B common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street names" or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition, and any other relevant factors. We anticipate declaring dividends on a quarterly basis.

On March 13, 2025, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on April 11, 2025 to shareholders of record as of the close of business on March 28, 2025.

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. As of February 1, 2025, $19.7 million of Class A common shares remained available for repurchase under the program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

The following table sets forth the Class A common shares repurchased during the three months ended February 1, 2025:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
November 3, 2024 to November 30, 2024	16	$5.02	—	$19,709
December 1, 2024 to January 4, 2025	11	$5.01	—	$19,709
January 5, 2025 to February 1, 2025	1	$5.47	—	$19,709
	28	$5.02	—
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

PERFORMANCE GRAPH

The following graph compares our cumulative total shareholder return on our Class A common shares with the cumulative total returns of the Standard and Poor's ("S&P") MidCap 400 Index and the S&P MidCap 400 Retail Index, both of which are published indices. The comparison of the cumulative total returns for each investment assumes that $100 was invested on February 1, 2020 and that all dividends were reinvested. This comparison includes the period beginning February 1, 2020 and ended February 1, 2025.

Company / Index	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025
Designer Brands Inc.	$100.00	$87.43	$91.28	$76.07	$68.02	$38.14
S&P MidCap 400 Index	$100.00	$118.45	$132.14	$136.43	$146.58	$174.13
S&P MidCap 400 Retail Index	$100.00	$174.54	$176.79	$163.57	$178.76	$235.55

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

The following discussion includes a comparison of our results of operations and liquidity and capital resources for 2024 and 2023. Beginning in the fourth quarter of 2024, we changed our financial statement presentation related to expenses associated with distribution and fulfillment and store occupancy for the U.S. Retail and Canada Retail segments. These expenses were previously included within cost of sales and are now included within operating expenses in order to present all of our operating segments on a consistent basis. Also beginning in the fourth quarter of 2024, we changed the presentation of segment performance by including an operating profit measurement for our reportable segments. Prior period reclassifications were made to conform to the current period presentation in the consolidated statements of operations. For 2023 and 2022, the reclassifications resulted in a decrease to cost of sales and an increase to operating expenses. These reclassifications did not change operating profit, net income, or earnings per share attributable to Designer Brands Inc. As a result of the prior period reclassifications, we have included a discussion of the results of operations of 2023 compared with 2022. A discussion of 2022 liquidity and capital resources may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended February 3, 2024, filed with the SEC on March 25, 2024.

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For 2024, net sales decreased 2.1% with total comparable sales down 1.7% over last year. Gross profit as a percentage of net sales for 2024 was 40 basis points lower when compared to last year primarily due to a change in mix of products sold as we expanded our athletic and casual offerings, which have lower margins than the seasonal and dress categories.

During April 2024, we completed the acquisition of Rubino, which allowed our Canada Retail segment to expand into the province of Quebec. Beginning in 2024, we changed how the Brand Portfolio segment sources certain Owned Brands for the U.S. Retail segment by transacting using a wholesale model, where intersegment sales and cost of sales are recorded, whereas in 2023 and prior we transacted on a commission model, where intersegment sales were based on a percentage of product cost. This change resulted in an increase in Brand Portfolio intersegment net sales, cost of sales, gross profit, and gross profit as a percentage of net sales and a corresponding increase in the amount of eliminated intersegment net sales, cost of sales, and gross profit with no impact to consolidated net sales, cost of sales, and gross profit.

EFFECTS OF INFLATION AND GLOBAL ECONOMIC CONDITIONS

During 2024, our comparable sales declined as we experienced lower traffic, primarily in the U.S. Retail segment. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. We believe the decrease in comparable sales is a result of ongoing consumer concern of negative and/or uncertain economic conditions, most notably the concern of economic volatility, including an economic downturn, fluctuations in interest rates, inflationary pressures, and changes in employment levels. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business. These factors ultimately could require us to enact further mitigating operating efficiency measures that may not have the intended effect and could have a material adverse effect on our business, operations, and results of operations. Adverse global economic conditions and disruptions to our business, along with a sustained decline in our stock price, may lead to triggering events that may indicate that the carrying value of certain assets, including inventories, accounts receivables, equity investments, long-lived assets, intangibles, and goodwill, may not be recoverable.

In February and March 2025, the U.S. administration announced new tariffs on all imports from China. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with 77% of units sourced from China during 2024. In addition to the merchandise sourced through our Brand Portfolio segment, our U.S. Retail and Canada Retail segments also source merchandise from domestic third-party suppliers with many of these suppliers importing a large portion of their merchandise from China. We are closely monitoring this situation and evaluating the actions we plan to take, which may include cost-mitigation measures, sourcing strategies, and price adjustments. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or new tariffs in China or elsewhere. Future impacts are unknown at this time and could have a material adverse effect on our business, operations, and results of operations.

FINANCIAL SUMMARY AND OTHER KEY METRICS

For 2024:
•Net sales decreased to $3.0 billion from $3.1 billion last year.
•Gross profit as a percentage of net sales was 42.7% compared to 43.1% in 2023 and 43.9% in 2022.
•Net loss attributable to Designer Brands Inc. was $10.5 million, or $0.20 loss per diluted share, compared to net income attributable to Designer Brands Inc. of $29.1 million, or $0.46 earnings per diluted share, last year.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	2024	2023
Change in comparable sales:
U.S. Retail segment	(1.4)%	(9.5)%
Canada Retail segment	(2.2)%	(5.9)%
Brand Portfolio segment - direct-to-consumer channel	(9.5)%	6.0%
Total	(1.7)%	(9.0)%

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

Number of Stores- At the end of the last two fiscal years, we had the following number of stores:

	February 1, 2025	February 3, 2024
U.S. Retail segment - DSW stores	494	499
Canada Retail segment:
The Shoe Co. stores	121	118
Rubino stores	28	—
DSW stores	26	25
	175	143
Total number of stores	669	642

RESULTS OF OPERATIONS

2024 COMPARED WITH 2023

The following table presents our consolidated results of operations with associated percentages of net sales:

(amounts in thousands, except per share amounts)	2024		2023		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$3,009,262	100.0%	$3,074,976	100.0%	$(65,714)	(2.1)%
Cost of sales	(1,723,304)	(57.3)	(1,750,981)	(56.9)	27,677	(1.6)%
Gross profit	1,285,958	42.7	1,323,995	43.1	(38,037)	(2.9)%
Operating expenses	(1,245,834)	(41.4)	(1,256,150)	(40.8)	10,316	(0.8)%
Income from equity investments	13,145	0.5	9,390	0.3	3,755	40.0%
Impairment charges	(18,336)	(0.6)	(4,834)	(0.2)	(13,502)	279.3%
Operating profit	34,933	1.2	72,401	2.4	(37,468)	(51.8)%
Interest expense, net	(45,291)	(1.6)	(32,171)	(1.0)	(13,120)	40.8%
Non-operating expenses, net	(372)	—	(33)	—	(339)	1,027.3%
Income (loss) before income taxes	(10,730)	(0.4)	40,197	1.4	(50,927)	NM
Income tax benefit (provision)	755	—	(10,981)	(0.4)	11,736	NM
Net income (loss)	(9,975)	(0.4)	29,216	1.0	(39,191)	NM
Net income attributable to redeemable noncontrolling interest	(574)	—	(154)	—	(420)	272.7%
Net income (loss) attributable to Designer Brands Inc.	$(10,549)	(0.4)%	$29,062	1.0%	$(39,611)	NM
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$(0.20)		$0.47		$(0.67)	NM
Diluted earnings (loss) per share	$(0.20)		$0.46		$(0.66)	NM
Weighted average shares used in per share calculations:
Basic shares	53,657		61,296		(7,639)	(12.5)%
Diluted shares	53,657		63,375		(9,718)	(15.3)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

(dollars in thousands)	2024		2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$2,466,101	78.3%	$2,533,849	80.5%	$(67,748)	(2.7)%	(1.4)%
Canada Retail	283,023	9.0%	264,229	8.4%	18,794	7.1%	(2.2)%
Brand Portfolio	398,881	12.7%	348,976	11.1%	49,905	14.3%	(9.5)%
Total segment net sales	3,148,005	100.0%	3,147,054	100.0%	951	—%	(1.7)%
Elimination of intersegment net sales	(138,743)		(72,078)		(66,665)	92.5%
Consolidated net sales	$3,009,262		$3,074,976		$(65,714)	(2.1)%

During 2024, net sales decreased in the U.S. Retail segment, primarily due to the decrease in comparable sales of $35.0 million and the additional week of sales during 2023. The decrease in comparable sales for the U.S. Retail segment was largely driven by a decrease in comparable transactions with lower traffic and a lower conversion rate. Net sales increased in the Canada Retail segment due to the addition of Rubino, with $24.6 million of net sales during the period, as well as $7.9 million from the net new stores opened since the end of 2023, partially offset by the decrease in comparable sales of $5.7 million due to lower average sales amounts per transaction, the unfavorable impact from foreign currency translation of $5.0 million, and the additional week of sales in 2023. The increase in net sales for the Brand Portfolio segment was primarily due to the change in how we source certain Owned Brands for the U.S. Retail segment from a commission model, where sales are based on a percentage of product cost, to a wholesale model, where sales and cost of sales are recorded, which added approximately $70.0 million in net sales and also resulted in the increase in intersegment net sales that are eliminated. This increase in the Brand Portfolio segment was partially offset by lower sales to external customers as retail customers pulled back on orders during 2024.

GROSS PROFIT

The following table summarizes gross profit by segment:

(dollars in thousands)	2024		2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$1,060,198	43.0%	$1,109,002	43.8%	$(48,804)	(4.4)%	(80)
Canada Retail	126,030	44.5%	119,167	45.1%	6,863	5.8%	(60)
Brand Portfolio	109,814	27.5%	92,545	26.5%	17,269	18.7%	100
Total segment gross profit	1,296,042	41.2%	1,320,714	42.0%	(24,672)	(1.9)%	(80)
Net recognition (elimination) of intersegment gross profit	(10,084)		3,281		(13,365)
Consolidated gross profit	$1,285,958	42.7%	$1,323,995	43.1%	$(38,037)	(2.9)%	(40)

The decrease in gross profit for the U.S. Retail segment was primarily driven by the decrease in net sales during 2024 over last year and at lower margin rates. Gross profit as a percentage of net sales decreased for the U.S. Retail segment when compared to last year primarily due to a change in mix of products sold as we expanded our athletic and casual offerings, which have lower margins than the seasonal and dress categories. The increase in gross profit for the Canada Retail segment was primarily driven by the increase in net sales during 2024 over last year. Gross profit as a percentage of net sales decreased for the Canada Retail segment also due to a change in mix of products sold and a lower margin rate for Rubino as we worked through elevated inventory from the acquisition. The increase in gross profit for the Brand Portfolio segment was primarily driven by the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model, as discussed above, which also resulted in the net elimination of intersegment gross profit during 2024 as compared to the net recognition of intersegment gross profit last year (refer to the table below). Gross profit as a percentage of net sales increased for the Brand Portfolio segment primarily due to the transition of certain Owned Brands sourced for the U.S. Retail segment under a wholesale model, partially offset by higher freight costs as we rerouted supply chain lanes in order to avoid potential disruptions.

The net recognition (elimination) of intersegment gross profit consisted of the following:

(in thousands)	2024	2023
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(138,743)	$(72,078)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	95,138	51,213
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	33,521	24,146
	$(10,084)	$3,281

OPERATING EXPENSES

The following table summarizes operating expenses by segment:

(dollars in thousands)	2024		2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating expenses:
U.S. Retail	$834,687	33.8%	$847,327	33.4%	$(12,640)	(1.5)%	40
Canada Retail	102,099	36.1%	94,535	35.8%	7,564	8.0%	30
Brand Portfolio	119,734	30.0%	128,658	36.9%	(8,924)	(6.9)%	(690)
Total segment operating expenses	1,056,520	33.6%	1,070,520	34.0%	(14,000)	(1.3)%	(40)
Corporate	189,314		185,630		3,684	2.0%
Consolidated operating expenses	$1,245,834	41.4%	$1,256,150	40.8%	$(10,316)	(0.8)%	60

During 2024, operating expenses decreased in the U.S. Retail segment primarily due to a $7.1 million decrease in personnel overhead costs with a lower headcount and lower store selling expenses of $4.9 million and distribution costs of $2.6 million in line with lower net sales. Operating expenses increased in the Canada Retail segment primarily driven by the addition of Rubino. Operating expenses decreased in the Brand Portfolio segment primarily due to a $4.7 million decrease in marketing expenses and lower distribution costs of $1.9 million with the decline in external customer wholesale activity. Operating expenses increased for corporate shared services primarily due to higher professional fees and costs for cloud computing arrangements, partially offset by approximately $5.0 million lower stock compensation expense as a result of the CEO transition costs incurred last year. The increase in consolidated operating expenses as a percentage of consolidated net sales over last year was due to the deleverage of our costs on lower net sales.

IMPAIRMENT CHARGES

Impairment charges are not attributed to any of our segments for segment presentation purposes. During 2024, we recorded impairment charges of $9.4 million due to a vacated leased corporate office and other corporate assets, $7.0 million of our equity investment in Le Tigre due to the inability of Le Tigre to generate earnings with expected future losses, $1.3 million due to two underperforming Canada Retail segment stores, and $0.6 million due to an underperforming U.S. Retail segment store. During 2023, we recorded impairment charges of $4.8 million, primarily related to a vacated leased space.

OPERATING PROFIT

The following table summarizes operating profit (loss) by segment:

(dollars in thousands)	2024		2023		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating profit (loss):
U.S. Retail	$225,511	9.1%	$261,675	10.3%	$(36,164)	(13.8)%	(120)
Canada Retail	23,931	8.5%	24,632	9.3%	(701)	(2.8)%	(80)
Brand Portfolio	3,225	0.8%	(26,723)	(7.7)%	29,948	NM	NM
Total segment operating profit	252,667	8.0%	259,584	8.2%	(6,917)	(2.7)%	(20)
Corporate/eliminations	(217,734)		(187,183)		(30,551)	16.3%
Consolidated operating profit	$34,933	1.2%	$72,401	2.4%	$(37,468)	(51.8)%	(120)
NM - Not meaningful

During 2024, operating profit for the U.S. Retail segment decreased due to lower gross profit partially offset by lower operating expenses. For the Brand Portfolio segment, the improvement in operating results was the result of the increase in gross profit and lower operating expenses. Corporate/eliminations increased, which lowers consolidated operating profit, due to an increase in impairments in 2024 and higher eliminations of Brand Portfolio intercompany activity. These changes led to lower consolidated operating profit as a percent of consolidated net sales.

INTEREST EXPENSE, NET

For 2024, interest expense, net, increased by $13.1 million over last year, primarily driven by a higher debt balance.

INCOME TAXES

The effective tax rate was 7.0% for 2024, as compared to 27.3% for 2023. The effective tax rate for 2024 differed from the statutory rate primarily due to non-deductible compensation and other adjustments partially offset by discrete tax benefits recognized, primarily related to the release of tax reserves no longer deemed necessary and state tax planning initiatives. The effective tax rate for 2023 differed from the statutory rate primarily due to non-deductible compensation offset by other permanent adjustments.

2023 COMPARED WITH 2022

The following table presents our consolidated results of operations with associated percentages of net sales:

(amounts in thousands, except per share amounts)	2023		2022		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$3,074,976	100.0%	$3,315,428	100.0%	$(240,452)	(7.3)%
Cost of sales	(1,750,981)	(56.9)	(1,860,731)	(56.1)	109,750	(5.9)%
Gross profit	1,323,995	43.1	1,454,697	43.9	(130,702)	(9.0)%
Operating expenses	(1,256,150)	(40.8)	(1,271,854)	(38.4)	15,704	(1.2)%
Income from equity investments	9,390	0.3	8,864	0.3	526	5.9%
Impairment charges	(4,834)	(0.2)	(4,317)	(0.1)	(517)	12.0%
Operating profit	72,401	2.4	187,390	5.7	(114,989)	(61.4)%
Interest expense, net	(32,171)	(1.0)	(14,874)	(0.5)	(17,297)	116.3%
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	(12,862)	(0.4)	12,862	NM
Non-operating expenses, net	(33)	—	(130)	—	97	(74.6)%
Income before income taxes	40,197	1.4	159,524	4.8	(119,327)	(74.8)%
Income tax benefit (provision)	(10,981)	(0.4)	3,142	0.1	(14,123)	NM
Net income	29,216	1.0	162,666	4.9	(133,450)	(82.0)%
Net loss (income) attributable to redeemable noncontrolling interest	(154)	—	10	—	(164)	NM
Net income attributable to Designer Brands Inc.	$29,062	1.0%	$162,676	4.9%	$(133,614)	(82.1)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.47		$2.41		$(1.94)	(80.5)%
Diluted earnings per share	$0.46		$2.26		$(1.80)	(79.6)%
Weighted average shares used in per share calculations:
Basic shares	61,296		67,603		(6,307)	(9.3)%
Diluted shares	63,375		72,101		(8,726)	(12.1)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

(dollars in thousands)	2023		2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales %
Segment net sales:
U.S. Retail	$2,533,849	80.5%	$2,791,513	82.0%	$(257,664)	(9.2)%	(9.5)%
Canada Retail	264,229	8.4%	283,241	8.3%	(19,012)	(6.7)%	(5.9)%
Brand Portfolio	348,976	11.1%	327,715	9.7%	21,261	6.5%	6.0%
Total segment net sales	3,147,054	100.0%	3,402,469	100.0%	(255,415)	(7.5)%	(9.0)%
Elimination of intersegment net sales	(72,078)		(87,041)		14,963	(17.2)%
Consolidated net sales	$3,074,976		$3,315,428		$(240,452)	(7.3)%

During 2023, net sales decreased in the U.S. Retail segment, primarily due to the decrease in comparable sales of $260.3 million, with the additional week of sales during 2023 offset by the impact of net store closures since the end of 2022. The decrease in comparable sales for the U.S. Retail segment was largely driven by a decrease in comparable transactions of approximately 5%, driven by lower traffic, and a decrease in the comparable average sales amounts per transaction of approximately 5% as we were more promotional than we were during 2022. Net sales decreased in the Canada Retail segment due to the decrease in comparable sales of $16.6 million, with the majority of the remaining decrease due to the unfavorable impact from foreign currency translation, partially offset by the additional week of sales in 2023. The decrease in comparable sales for the Canada Retail segment was impacted primarily by lower comparable average sales amount per transaction. Net sales for the Brand Portfolio segment increased due to the net sales added from the acquired Topo and Keds businesses partially offset by lower wholesale sales as retail customers pulled back on orders.

GROSS PROFIT

The following table summarizes gross profit by segment:

(dollars in thousands)	2023		2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$1,109,002	43.8%	$1,246,884	44.7%	$(137,882)	(11.1)%	(90)
Canada Retail	119,167	45.1%	132,292	46.7%	(13,125)	(9.9)%	(160)
Brand Portfolio	92,545	26.5%	72,006	22.0%	20,539	28.5%	450
Total segment gross profit	1,320,714	42.0%	1,451,182	42.7%	(130,468)	(9.0)%	(70)
Net recognition of intersegment gross profit	3,281		3,515		(234)
Consolidated gross profit	$1,323,995	43.1%	$1,454,697	43.9%	$(130,702)	(9.0)%	(80)

The decrease in consolidated gross profit was primarily driven by the decrease in consolidated net sales during 2023 over 2022, partially offset by lower freight and shipping costs. Gross profit as a percentage of net sales decreased 90 basis points for the U.S. Retail segment when compared to 2022, primarily due to being more promotional, partially offset by lower logistics costs including freight and shipping. Gross profit as a percentage of net sales decreased 160 basis points for the Canada Retail segment in 2023 when compared to 2022, primarily due to a mix shift in sales towards lower margin products. Gross profit as a percentage of net sales increased 450 basis points for the Brand Portfolio segment in 2023 when compared to 2022, primarily due to the change in mix of products sold, improved inventory positions, lower freight costs, and the leverage of higher sales on royalty expense since the acquired businesses do not have any royalty obligations.

The net recognition of intersegment gross profit consisted of the following:

(in thousands)	2023	2022
Intersegment recognition and elimination activity:
Net sales recognized by Brand Portfolio segment	$(72,078)	$(87,041)
Cost of sales:
Cost of sales recognized by Brand Portfolio segment	51,213	58,234
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	24,146	32,322
	$3,281	$3,515

OPERATING EXPENSES

The following table summarizes operating expenses by segment:

(dollars in thousands)	2023		2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating expenses:
U.S. Retail	$847,327	33.4%	$896,374	32.1%	$(49,047)	(5.5)%	130
Canada Retail	94,535	35.8%	96,583	34.1%	(2,048)	(2.1)%	170
Brand Portfolio	128,658	36.9%	103,766	31.7%	24,892	24.0%	520
Total segment operating expenses	1,070,520	34.0%	1,096,723	32.2%	(26,203)	(2.4)%	180
Corporate	185,630		175,131		10,499	6.0%
Consolidated operating expenses	$1,256,150	40.8%	$1,271,854	38.4%	$(15,704)	(1.2)%	240

During 2023, operating expenses decreased in the U.S. Retail segment primarily due to a decrease of $17.9 million in depreciation and amortization expense and $8.4 million distribution costs as we realized the benefit of moving our digital fulfillment activities from our Ohio location to our New Jersey location and a decrease of $12.8 million in store selling expenses and the remaining decrease primarily in lower incentive compensation in line with lower net sales. Operating expenses increased in the Brand Portfolio segment primarily due to an increase of $8.2 million in marketing expenses as we invested more in brand awareness and the remaining increase primarily due to the additional expenses from the acquired Keds and Topo businesses. Operating expenses also increased for corporate shared services due to higher professional fees and costs for cloud computing arrangements. The increases in consolidated operating expenses as a percentage of consolidated net sales over 2022 was due to the deleverage of our costs on lower net sales.

IMPAIRMENT CHARGES

Impairment charges are not attributed to any of our segments for segment presentation purposes. During 2023, we recorded impairment charges of $4.8 million, primarily due to a vacated leased space. During 2022, we recorded impairment charges of $4.3 million, primarily due to subleases of vacated leased spaces.

OPERATING PROFIT

The following table summarizes operating profit (loss) by segment:

(dollars in thousands)	2023		2022		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating profit (loss):
U.S. Retail	$261,675	10.3%	$350,510	12.6%	$(88,835)	(25.3)%	(230)
Canada Retail	24,632	9.3%	35,709	12.6%	(11,077)	(31.0)%	(330)
Brand Portfolio	(26,723)	(7.7)%	(22,896)	(7.0)%	(3,827)	16.7%	(70)
Total segment operating profit	259,584	8.2%	363,323	10.7%	(103,739)	(28.6)%	(250)
Corporate/eliminations	(187,183)		(175,933)		(11,250)	6.4%
Consolidated operating profit	$72,401	2.4%	$187,390	5.7%	$(114,989)	(61.4)%	(330)

During 2023, operating profit for the U.S. Retail and Canada Retail segments decreased due to lower gross profit partially offset by lower operating expenses. For the Brand Portfolio segment, the increase in operating loss was due to the increase in gross profit being more than offset by higher operating expenses. These factors led to lower operating profit (higher operating loss) as a percentage of net sales for all segments and in total.

INTEREST EXPENSE, NET

For 2023, interest expense, net, increased by $17.3 million over 2022, primarily driven by overall higher interest rates on our debt, with higher rates on the ABL Revolver over 2022 and the addition of the Term Loan, and a higher average debt balance during 2023.

LOSS ON EXTINGUISHMENT OF DEBT AND WRITE-OFF OF DEBT ISSUANCE COSTS

In connection with the settlement of our previous senior secured term loan agreement on February 8, 2022, we incurred a $12.7 million loss on extinguishment of debt, composed of a $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs. As a result of the replacement of the ABL Revolver during 2022, we also wrote off $0.2 million of debt issuance costs.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally. On April 8, 2024, we acquired Rubino for $16.1 million in cash, funded with available cash and borrowings on the ABL Revolver. During 2024, we repurchased 10.3 million Class A common shares at an aggregate cost of $68.6 million. As of February 1, 2025, $19.7 million of Class A common shares remained available for repurchase under the share repurchase program.

The following table summarizes our material undiscounted cash requirements for 2025 and future fiscal years thereafter, and provides reference for each item to the relevant note of the consolidated financial statements of this Form 10-K:

(in thousands)	Note Reference	2025	Future Fiscal Years Thereafter	Total
Debt maturities	Note 12	$6,750	$489,715	$496,465
Fixed minimum lease payments	Note 13	$198,646	$755,304	$953,950
Noncancelable purchase obligations	Note 14	$12,715	$6,113	$18,828
Guaranteed minimum royalty payments	Note 14	$36,409	$107,240	$143,649

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

The following table presents the key categories of our consolidated statements of cash flows:

(in thousands)	2024	2023	Change
Net cash provided by operating activities	$82,236	$162,399	$(80,163)
Net cash used in investing activities	(62,673)	(182,493)	119,820
Net cash provided by (used in) financing activities	(22,094)	10,479	(32,573)
Effect of exchange rate changes on cash balances	(1,890)	22	(1,912)
Net decrease in cash and cash equivalents	$(4,421)	$(9,593)	$5,172

OPERATING CASH FLOWS

The decrease in net cash provided by operations was largely driven by the decrease in net income recognized after adjusting for non-cash activity, including depreciation and amortization, stock-based compensation expense, changes in deferred income taxes and impairment charges, and higher spend on working capital. The increased spend on working capital was the result of an increased investment in inventories and the timing of payments on current liabilities, partially offset by the receipt of income tax refunds of $61.9 million compared to cash paid for income taxes of $17.1 million last year, timing of payments on lease obligations, and no incentive compensation for 2023 being paid in the first quarter of 2024 whereas we did pay incentive compensation for 2022 in the first quarter of 2023.

INVESTING CASH FLOWS

For 2024, net cash used in investing activities was primarily due to capital expenditures of $50.9 million relating to infrastructure and IT projects and new stores, including relocations, and the acquisition of Rubino for $16.1 million. For 2023, net cash used in investing activities was primarily due to the acquisition of Keds for $127.3 million and capital expenditures of $55.0 million relating to infrastructure and IT projects, new stores, and store improvements.

FINANCING CASH FLOWS

For 2024, net cash used in financing activities was due to the repurchase of 10.3 million Class A common shares at an aggregate cost of $68.6 million, payments of dividends of $10.5 million, and payments on the Term Loan of $6.8 million, partially offset by the net receipts of $69.0 million from our ABL Revolver. For 2023, net cash provided by financing activities was due to proceeds from the issuance of the Term Loan of $135.0 million and the net receipts of $20.0 million from our ABL Revolver, partially offset by the repurchase of 9.7 million Class A common shares at an aggregate cost of $102.2 million, payments of $17.5 million for taxes for stock-based compensation shares withheld, payments of dividends of $12.2 million, and payments of debt issuance costs of $10.7 million.

DEBT

ABL Revolver- The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") of up to $30.0 million. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver, which matures in 2027, may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of February 1, 2025, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $471.4 million, with $340.1 million in outstanding borrowings and $4.0 million in letters of credit issued, resulting in $127.3 million available for borrowings.

Term Loan- On June 23, 2023, we entered into the Term Loan and have since borrowed the maximum aggregate amount of $135.0 million. The Term Loan matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028).

Debt Covenants- The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month of 2.50 to 1.00, calculated on a trailing twelve-month basis. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of February 1, 2025, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Refer to Note 12, Debt, of the consolidated financial statements of this Form 10-K for further information about our debt arrangements.

PLANS FOR CAPITALIZED COSTS

During 2025, we expect to spend approximately $45.0 million to $55.0 million that will be capitalized for property and equipment and implementation costs for cloud computing arrangements accounted for as service contracts. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

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
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets- We evaluate goodwill and other indefinite-lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant and sustained decline in our stock price, that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that there is an impairment. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value exceeds its fair value, we will calculate the estimated fair value. Fair value is the price a willing buyer would pay and is typically calculated using a discounted cash flow analysis. Where deemed appropriate, we may also utilize a market approach for estimating fair value. Impairment charges are calculated as the amount by which the carrying amount exceeds its fair value, but not to exceed the carrying value.
When assessing goodwill and other indefinite-lived intangible assets for impairment, our decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the estimated fair value over carrying value at the last assessment date and the amount of time since the last quantitative fair value assessments. Our quantitative impairment calculations contain uncertainties, as we are required to make assumptions and to apply judgment when estimating future cash flows, including projected revenue and operating results, as well as selecting appropriate discount rates and an assumed royalty rate. Estimates of revenue and operating results are based on internal projections considering past performance and forecasted changes, strategic initiatives, and the business environment impacting performance. Discount rates and a royalty rate are selected based on market participant assumptions. These estimates are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.
As of February 1, 2025, we had goodwill of $93.7 million, $25.8 million, $6.6 million, and $4.3 million for the U.S. Retail, Keds, Rubino, and Topo reporting units, respectively. As of the fourth quarter measurement date, we determined for each of the reporting units that the fair value was in excess of their carrying value and a 10% decrease in fair value would not result in an impairment charge.

As of February 1, 2025, we had indefinite-lived tradenames of $46.9 million and $18.5 million within the Brand Portfolio segment and Canada Retail segment, respectively. The Brand Portfolio segment includes the indefinite-lived tradename of Keds and the Canada Retail segment includes the indefinite-lived tradenames of The Shoe Co. and Rubino. We have determined that the fair value of each of the indefinite-lived tradenames was in excess of the carrying value and a 10% decrease in fair value would not result in an impairment charge.

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

As of February 1, 2025, our deferred tax assets were reserved with a valuation allowance of $12.5 million. We also had gross unrecognized tax benefits of $10.2 million. However, we may have material adjustments in the future that may impact our income tax amounts based on additional information, additional guidance or revised interpretations.

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

INTEREST RATE RISK

As of February 1, 2025, we had $370.1 million and $126.4 million outstanding on our ABL Revolver and Term Loan, respectively. Borrowings and letters of credit issued under the ABL Revolver and Term Loan accrue interest based on variable rates of interest, which expose us to interest rate market risks, particularly during a period of rising interest rates. The impact of a hypothetical 100 basis point increase in interest rates on our outstanding borrowings would result in approximately $5.0 million of additional expense over a 12-month period based on the balance as of February 1, 2025.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Designer Brands Inc. and subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
•We evaluated management's ability to accurately estimate inventory markdowns by comparing estimated inventory markdowns as of February 1, 2025 to subsequent sales of inventory that had been marked down.
•We observed physical inventory counts throughout the fiscal year, including merchandise designated for markdown.
•We assessed inventory aging as of February 1, 2025, and subsequent sell through of inventory.
•We tested the amount of estimated inventory markdowns by evaluating management's calculation.
•We developed an independent expectation for estimated inventory markdowns based on historical inventory balances and compared our expectation to the amount recorded by management.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 24, 2025

We have served as the Company's auditor since 1997.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	2024	2023	2022
Net sales	$3,009,262	$3,074,976	$3,315,428
Cost of sales	(1,723,304)	(1,750,981)	(1,860,731)
Gross profit	1,285,958	1,323,995	1,454,697
Operating expenses	(1,245,834)	(1,256,150)	(1,271,854)
Income from equity investments	13,145	9,390	8,864
Impairment charges	(18,336)	(4,834)	(4,317)
Operating profit	34,933	72,401	187,390
Interest expense, net	(45,291)	(32,171)	(14,874)
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	(12,862)
Non-operating expenses, net	(372)	(33)	(130)
Income (loss) before income taxes	(10,730)	40,197	159,524
Income tax benefit (provision)	755	(10,981)	3,142
Net income (loss)	(9,975)	29,216	162,666
Net loss (income) attributable to redeemable noncontrolling interest	(574)	(154)	10
Net income (loss) attributable to Designer Brands Inc.	$(10,549)	$29,062	$162,676
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$(0.20)	$0.47	$2.41
Diluted earnings (loss) per share	$(0.20)	$0.46	$2.26
Weighted average shares used in per share calculations:
Basic shares	53,657	61,296	67,603
Diluted shares	53,657	63,375	72,101

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2024	2023	2022
Net income (loss)	$(9,975)	$29,216	$162,666
Other comprehensive loss-
Foreign currency translation loss	(5,412)	(289)	(1,733)
Comprehensive income (loss)	(15,387)	28,927	160,933
Comprehensive loss (income) attributable to redeemable noncontrolling interest	(574)	(154)	10
Comprehensive income (loss) attributable to Designer Brands Inc.	$(15,961)	$28,773	$160,943

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)	February 1, 2025	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$44,752	$49,173
Receivables, net	50,371	83,590
Inventories	599,751	571,331
Prepaid expenses and other current assets	39,950	73,338
Total current assets	734,824	777,432
Property and equipment, net	208,199	219,939
Operating lease assets	701,621	721,335
Goodwill	130,386	123,759
Intangible assets, net	84,639	82,827
Deferred tax assets	43,324	39,067
Equity investments	56,761	62,857
Other assets	49,470	49,016
Total assets	$2,009,224	$2,076,232
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$271,524	$289,368
Accrued expenses	152,153	159,622
Current maturities of long-term debt	6,750	6,750
Current operating lease liabilities	159,924	166,531
Total current liabilities	590,351	622,271
Long-term debt	484,285	420,344
Non-current operating lease liabilities	635,076	646,161
Other non-current liabilities	17,737	24,948
Total liabilities	1,727,449	1,713,724
Commitments and contingencies
Redeemable noncontrolling interest	3,284	3,288
Shareholders' equity:
Common shares paid in-capital, no par value	1,045,002	1,030,765
Treasury shares, at cost	(833,355)	(764,802)
Retained earnings	77,895	98,896
Accumulated other comprehensive loss	(11,051)	(5,639)
Total shareholders' equity	278,491	359,220
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,009,224	$2,076,232

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Balance, January 29, 2022	65,624	7,733	22,169	$1,005,382	$(515,065)	$(74,304)	$(3,617)	$412,396
Net income attributable to Designer Brands Inc.	—	—	—	—	—	162,676	—	162,676
Stock-based compensation activity	1,010	—	—	20,587	—	—	—	20,587
Repurchase of Class A common shares	(10,713)	—	10,713	—	(147,549)	—	—	(147,549)
Dividends paid ($0.20 per share)	—	—	—	(7,097)	—	(6,379)	—	(13,476)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,733)	(1,733)
Balance, January 28, 2023	55,921	7,733	32,882	1,018,872	(662,614)	81,993	(5,350)	432,901
Net income attributable to Designer Brands Inc.	—	—	—	—	—	29,062	—	29,062
Stock-based compensation activity	3,248	—	—	11,893	—	—	—	11,893
Repurchase of Class A common shares	(9,678)	—	9,678	—	(102,188)	—	—	(102,188)
Dividends paid ($0.20 per share)	—	—	—	—	—	(12,159)	—	(12,159)
Foreign currency translation adjustment	—	—	—	—	—	—	(289)	(289)
Balance, February 3, 2024	49,491	7,733	42,560	1,030,765	(764,802)	98,896	(5,639)	359,220
Net loss attributable to Designer Brands Inc.	—	—	—	—	—	(10,549)	—	(10,549)
Stock-based compensation activity	1,062	—	—	14,237	—	—	—	14,237
Repurchase of Class A common shares	(10,342)	—	10,342	—	(68,553)	—	—	(68,553)
Dividends paid ($0.20 per share)	—	—	—	—	—	(10,452)	—	(10,452)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,412)	(5,412)
Balance, February 1, 2025	40,211	7,733	52,902	$1,045,002	$(833,355)	$77,895	$(11,051)	$278,491

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(9,975)	$29,216	$162,666
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,821	66,140	81,315
Stock-based compensation expense	18,658	29,374	28,502
Deferred income taxes	(4,313)	9,124	(51,891)
Income from equity investments	(13,145)	(9,390)	(8,864)
Distributions received from equity investments	12,254	10,353	8,850
Impairment charges	18,336	4,834	4,317
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	12,862
Other	1,423	333	2,017
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	(15,392)	3,345	7,962
Income tax receivable	44,476	(455)	118,219
Inventories	(24,773)	76,223	(15,995)
Prepaid expenses and other current assets	34,868	(29,203)	(5,398)
Accounts payable	(20,903)	36,113	(92,728)
Accrued expenses	(15,245)	(29,884)	(20,098)
Operating lease assets and liabilities, net	(7,854)	(33,724)	(30,310)
Net cash provided by operating activities	82,236	162,399	201,426
Cash flows from investing activities:
Cash paid for property and equipment	(50,891)	(54,997)	(54,974)
Cash paid for business acquisitions	(16,144)	(127,496)	(19,062)
Equity investment in Le Tigre	—	—	(8,228)
Other	4,362	—	(5,853)
Net cash used in investing activities	(62,673)	(182,493)	(88,117)
Cash flows from financing activities:
Borrowing on revolving credit facility	1,337,556	1,232,013	1,705,235
Payments on revolving credit facility	(1,268,536)	(1,211,978)	(1,424,200)
Proceeds from the issuance of the Term Loan	—	135,000	—
Payments for borrowings under the Term Loan	(6,750)	(1,875)	—
Payments for borrowings and prepayment premium under Previous Term Loan	—	—	(238,196)
Payments of debt issuance costs	—	(10,701)	(2,316)
Cash paid for treasury shares	(68,553)	(102,188)	(147,549)
Dividends paid	(10,452)	(12,159)	(13,476)
Cash paid for taxes for stock-based compensation shares withheld	(4,421)	(17,481)	(7,915)
Other	(938)	(152)	(62)
Net cash provided by (used in) financing activities	(22,094)	10,479	(128,479)
Effect of exchange rate changes on cash balances	(1,890)	22	(523)
Net decrease in cash and cash equivalents	(4,421)	(9,593)	(15,693)
Cash and cash equivalents, beginning of period	49,173	58,766	74,459
Cash and cash equivalents, end of period	$44,752	$49,173	$58,766
Supplemental disclosures of cash flow information:
Cash paid for interest on debt	$40,443	$29,564	$14,820
Cash paid for operating lease liabilities	$205,226	$230,059	$222,956
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$5,038	$5,056	$10,150
Operating lease liabilities arising from lease asset additions	$13,703	$22,826	$23,496
Net increase to operating lease assets and lease liabilities for modifications	$133,284	$166,992	$204,424

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Business Operations- Designer Brands Inc. ("we," "us," "our," and the "Company") is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer stores and e-commerce site in the United States ("U.S."). The Canada Retail segment operates The Shoe Co., DSW, and Rubino banners through its direct-to-consumer stores and e-commerce sites in Canada. The Brand Portfolio segment earns revenue from the wholesale of our branded products to retailers and international distributors, the sale of our Vince Camuto, Keds, and Topo brands through direct-to-consumer e-commerce sites, and commissions for serving retailers as the design and buying agent for products under private labels.

On December 13, 2022, we acquired a 79.4% ownership interest in Topo Athletic LLC ("Topo"), a designer of specialty athletic footwear that sells its Topo branded products at wholesale to retailers and international distributors and through its direct-to-consumer e-commerce site. The Topo acquisition provides us with expanded capabilities within the athletic footwear market. On February 4, 2023, we completed the acquisition of the Keds business ("Keds") from Wolverine World Wide, Inc. ("Seller"). This acquisition expanded the reach of our Owned Brands offerings, which refers to those brands that we have rights to sell through ownership or license arrangements, into casual and athleisure footwear in the wholesale and direct-to-consumer e-commerce channels. Topo and Keds are included within our Brand Portfolio segment. On April 8, 2024, we completed the acquisition of Rubino Shoes Inc. ("Rubino"), a retailer of branded footwear, handbags, and accessories that operates Rubino banner stores and an e-commerce site in Quebec, Canada. The acquisition of Rubino has allowed our Canada Retail segment to expand into the province of Quebec.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year (e.g., "2024") refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year (including 2024 and 2022), but occasionally will contain an additional week resulting in a 53-week fiscal year (including 2023).

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation- The consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in U.S. dollars.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us. Significant estimates and assumptions are required as a part of accounting for customer returns and allowances, gift card breakage income, deferred revenue associated with reward programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles, goodwill and equity investments, lease accounting, redeemable noncontrolling interest, income taxes and valuation allowances on deferred tax assets, self-insurance reserves, and acquisitions. Although we believe that these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

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

Reward Programs- We offer reward programs to our U.S. Retail and Canada Retail segment customers. Members earn points based on their level of spending, as well as for various other activities. Upon reaching a specified point threshold, members receive reward certificates that may be redeemed for purchases made within the stated expiration date. We record a reduction of net sales when points are awarded based on an allocation of the initial customer purchase and the stand-alone value of the points earned. We maintain a deferred liability for the outstanding points and certificates based on historical conversion and redemption rates. The deferred liability is reduced and sales are recognized when certificates are redeemed or when points and certificates expire.

Prior Period Reclassifications- Beginning with this 2024 Annual Report on Form 10-K, we changed our financial statement presentation related to expenses associated with distribution and fulfillment and store occupancy for the U.S. Retail and Canada Retail segments. These expenses were previously included within cost of sales and are now included within operating expenses in order to present all of our operating segments on a consistent basis. Prior period reclassifications were made to conform to the current period presentation in the consolidated statements of operations. For 2023 and 2022, the reclassification resulted in a $349.1 million and $375.5 million, respectively, decrease to cost of sales and increase to operating expenses. These reclassifications did not change operating profit, net income attributable to Designer Brands Inc., earnings per share attributable to Designer Brands Inc., or any other consolidated financial statements. Refer to Note 17, Quarterly Financial Data (Unaudited), for the quarterly impact to 2024 and 2023.

Cost of Sales- Cost of sales consists primarily of the cost of merchandise sold, including freight and the impact of inventory valuation adjustments, net of estimated returns, and royalty expenses for licensed brands. Cost of sales excludes depreciation and amortization expenses, which are included in operating expenses.

Operating Expenses- Operating expenses include expenses related to distribution and fulfillment, rent (net of sublease income) and other occupancy costs, store selling operations, marketing, design, sourcing, buying, customer service center, depreciation and amortization, and corporate expenses. Corporate expenses include expenses related to administration, information technology ("IT"), finance, human resources, legal, real estate, and other shared services performing corporate-level activities.

Interest Expense, net- Interest expense, net, is summarized in the following table:

(in thousands)	2024	2023	2022
Interest expense	$(46,439)	$(32,993)	$(15,099)
Interest income	1,148	822	225
	$(45,291)	$(32,171)	$(14,874)

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

Chief Executive Officer Transition- In January 2023, we announced our succession process relating to the Company's Chief Executive Officer ("CEO") role, whereby our former CEO, Roger Rawlins, stepped down from his role as CEO and as a member of the Board of Directors (the "Board") effective April 1, 2023, at which time, Doug Howe, who previously served as Executive Vice President of the Company and President of DSW, assumed the CEO role and joined the Board. In conjunction with the CEO transition, we recorded $8.1 million of CEO transition costs consisting of $2.2 million in severance costs, $2.8 million in accelerated stock-based compensation (net of stock awards forfeited), and $3.1 million in retention stock awards to certain members of our leadership team and other related professional fees. During 2023 and 2022, we recognized CEO transition costs of $4.4 million and $3.7 million, respectively, in operating expenses on the consolidated statements of operations. There were no CEO transition costs for 2024.

Severance- During 2024, 2023 and 2022, we incurred severance costs, excluding the severance related to the CEO transition, of $5.8 million, $5.1 million and $2.8 million, respectively. These costs are included in operating expenses on the consolidated statements of operations and no amounts were material to any individual reportable segment. As of February 1, 2025 and February 3, 2024, we had $1.3 million and $3.9 million, respectively, of severance liability included in accrued expenses on the consolidated balance sheets.

Marketing Expense- The cost of advertising is generally expensed when the advertising first takes place or when mailed. During 2024, 2023 and 2022, marketing costs were $173.0 million, $176.4 million and $167.1 million, respectively.

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

Cash and Cash Equivalents- Cash and cash equivalents represent cash, money market funds, and credit card receivables that generally settle within three days.

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

We have a 40% ownership interest in ABG-Camuto, LLC ("ABG-Camuto"), a joint venture that owns the intellectual property rights of Vince Camuto and other brands, and a 33.3% ownership interest in Le Tigre 360 Global LLC ("Le Tigre"), which manages the Le Tigre brand.

The following table presents activity related to our equity investments:

(in thousands)	2024	2023	2022
Balance at beginning of period	$62,857	$63,820	$55,578
Investment in Le Tigre	—	—	8,228
Impairment of Le Tigre equity investment	(6,987)	—	—
Share of net earnings	13,145	9,390	8,864
Distributions received	(12,254)	(10,353)	(8,850)
Balance at end of period	$56,761	$62,857	$63,820

During 2024, we recorded an impairment charge of our ownership interest in Le Tigre resulting in no remaining value due to the inability of Le Tigre to generate earnings with expected future losses.

Receivables, net- Receivables are classified as current assets because the average collection period is generally shorter than one year. We monitor our exposure for credit losses based upon specific receivable balances and we record related allowances for credit losses for estimated losses resulting from the inability of our customers to make required payments. We utilize an unrelated third-party provider for credit and collection services for receivables from the sale of wholesale products to certain retailers. This third-party provider guarantees payment for the majority of the serviced receivables.

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

Concentration of Risks- We are subject to risks due to concentration of our merchandise coming from China. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with 77% of units sourced from China during 2024. In addition to the merchandise sourced through our Brand Portfolio segment, our U.S. Retail and Canada Retail segments also source merchandise from domestic third-party suppliers with many of these suppliers importing a large portion of their merchandise from China.

We are also subject to risks due to the concentration of suppliers within the U.S. Retail and Canada Retail segments. During 2024, three key national brand suppliers together supplied approximately 25% of our retail merchandise, with no individual supplier providing more than 10% of our retail merchandise.

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

Cloud Computing Arrangements- Capitalized implementation costs, net of accumulated amortization, for cloud computing arrangements accounted for as service contracts are included in other assets on the consolidated balance sheets. Capitalized implementation costs are amortized, once the implementation is complete, over the term of the service contract to operating expenses on the consolidated statements of operations. As of February 1, 2025 and February 3, 2024, we had $21.3 million and $16.4 million, respectively, of unamortized capitalized costs, and $7.5 million and $4.5 million, respectively, of accumulated amortization related to the capitalized costs. During 2024, 2023 and 2022, we had amortization expense related to capitalized costs of $5.2 million, $2.4 million and $0.9 million, respectively.

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

During 2024, we recorded impairment charges of $9.4 million due to a vacated leased corporate office and other corporate assets, $1.3 million due to two underperforming Canada Retail segment stores, and $0.6 million due to an underperforming U.S. Retail segment store. During 2023, we recorded impairment charges of $4.8 million, primarily due to a vacated leased space. During 2022, we recorded impairment charges of $4.3 million, primarily resulting from subleases of vacated leased spaces.

Goodwill and Other Indefinite-Lived Intangible Assets- We evaluate goodwill and other indefinite-lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that there is an impairment. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value exceeds its fair value, we will calculate the estimated fair value. Fair value is typically calculated using a discounted cash flow analysis. Where deemed appropriate, we may also utilize a market approach for estimating fair value. Impairment charges are calculated as the amount by which the carrying amount exceeds its fair value, but not to exceed the carrying value for goodwill.

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

Redeemable noncontrolling interest- We have an exclusive call option and the noncontrolling interest holders have a put option with respect to our purchase of the remaining 20.6% ownership interest in Topo upon the occurrence of certain events or after a period of three years following the transaction close on December 13, 2022. The redemption price is based on the future performance of Topo. As a result of the redemption feature, we record the remaining interest in Topo as a redeemable noncontrolling interest in temporary equity on the consolidated balance sheets. The noncontrolling interest is adjusted each reporting period for the net income (loss) attributable to the noncontrolling interest. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any adjustments are also recorded as net income (loss) attributable to the noncontrolling interest.

The following table presents activity related to our redeemable noncontrolling interest:

(in thousands)	2024	2023	2022
Balance at beginning of period	$3,288	$3,155	$—
Acquisition fair value of redeemable noncontrolling interest	—	—	3,165
Net income (loss) attributable to redeemable noncontrolling interest	574	154	(10)
Distributions attributable to redeemable noncontrolling interest	(578)	(21)	—
Balance at end of period	$3,284	$3,288	$3,155

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

Deferred Compensation Plans- We provide deferred compensation plans, including defined contribution plans, to eligible associates and a non-qualified deferred compensation plan for certain executives and members of the Board. Participants may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During 2024, 2023 and 2022, we recognized costs associated with matching contributions of $7.0 million, $6.9 million and $6.2 million, respectively.

Recently Issued Accounting Pronouncements- In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements including, among other things, enhanced disclosures about significant segment expenses and information used to assess segment performance. In this 2024 Annual Report on Form 10-K, we adopted ASU 2023-07 on a retrospective basis. Refer to Note 16, Segment Reporting.

In November 2024, the FASB issued ASU 2024-03, Income Statement Expense Disaggregation Disclosures, which requires disaggregated disclosures for specific cost and expense categories such as inventory purchases, employee compensation, depreciation, and amortization, as well as other disclosures. ASU 2024-03 is effective either on a retrospective basis to all prior periods presented or on a prospective basis beginning with our 2026 Annual Report on Form 10-K and subsequent interim periods. We are currently evaluating the impact of adopting ASU 2024-03 to the notes of the consolidated financial statements.

2. ACQUISITIONS

ACQUISITION OF KEDS

On February 4, 2023, we acquired Keds, including the Keds brand, inventory, and inventory-related accounts payable. The cash consideration was funded with available cash and borrowings on the ABL Revolver.

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

The fair value of inventories, which were made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. The fair value of the intangible assets relates to $46.9 million of an indefinite-lived tradename and $6.6 million of customer relationships, which is amortized over a useful life of 10 years, and are based on the excess earnings method under the income approach, with the relief from royalty method for the tradename. The fair value measurements were based on significant unobservable inputs, including discounted future cash flows, market-based assumed royalty rates, and customer attrition rates. The goodwill, included within the Brand Portfolio segment, represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established design and sourcing process for casual footwear, including kids' footwear, with international distribution. Goodwill is not expected to be deductible for income tax purposes.

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

The results of operations for Rubino for 2024 were not material and are included in the consolidated statements of operations within the Canada Retail segment. Supplemental pro forma results of operations reflecting the acquisition are not presented as the impact on our consolidated financial results would not have been material.

3. REVENUE

DISAGGREGATION OF NET SALES

Beginning with this 2024 Annual Report on Form 10-K, we changed the presentation of disaggregation of net sales for all periods presented to include net sales by product and service categories with an athletic footwear category and excluded the previously presented disaggregation of net sales by brand categories. This change aligns with how management of the Company evaluates the net sales performance of our segments.

The following table presents net sales disaggregated by product and service categories for each segment:

(in thousands)	2024	2023	2022
Net sales:
U.S. Retail segment:
Non-athletic footwear:
Women's	$1,179,957	$1,296,213	$1,456,271
Men's	333,830	383,930	401,969
Kids'	100,583	82,900	93,282
Athletic footwear	712,180	633,966	684,055
Accessories and other	139,551	136,840	155,936
	2,466,101	2,533,849	2,791,513
Canada Retail segment:
Non-athletic footwear:
Women's	114,008	111,233	115,424
Men's	42,215	42,168	45,769
Kids'	19,619	17,256	20,279
Athletic footwear	96,839	83,496	90,319
Accessories and other	10,342	10,076	11,450
	283,023	264,229	283,241
Brand Portfolio segment:
Wholesale	335,586	271,655	276,887
Direct-to-consumer	57,610	65,724	37,840
Commission income and other	5,685	11,597	12,988
	398,881	348,976	327,715
Total segment net sales	3,148,005	3,147,054	3,402,469
Elimination of intersegment sales	(138,743)	(72,078)	(87,041)
Total net sales	$3,009,262	$3,074,976	$3,315,428

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and reward programs:

(in thousands)	2024	2023	2022
Gift cards:
Beginning of period	$31,662	$35,121	$36,783
Gift cards redeemed and breakage recognized to net sales	(62,379)	(66,466)	(74,016)
Gift cards issued	59,680	63,007	72,354
End of period	$28,963	$31,662	$35,121
Reward programs:
Beginning of period	$15,971	$16,900	$15,736
Reward certificates redeemed and expired and other adjustments recognized to net sales	(30,326)	(31,712)	(32,923)
Deferred revenue for reward points issued	28,481	30,783	34,087
End of period	$14,126	$15,971	$16,900

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

The following table presents the changes and total balances for customer returns and allowances:

(in thousands)	2024	2023	2022
Beginning of period	$19,569	$19,337	$20,671
Net sales reduced for estimated returns and allowances	477,516	489,375	483,418
Actual returns and allowances during the period	(479,032)	(489,143)	(484,752)
End of period	$18,053	$19,569	$19,337

As of February 1, 2025 and February 3, 2024, the asset for recovery of merchandise returns was $8.9 million and $10.0 million, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board, and members of his family (the "Schottenstein Affiliates"). As of February 1, 2025, the Schottenstein Affiliates beneficially owned approximately 31% of the Company's outstanding common shares, representing approximately 67% of the combined voting power, consisting of, in the aggregate, 7.2 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. We also leased a fulfillment center from a Schottenstein Affiliate through September 2022 that was not renewed. See Note 13, Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During 2024, 2023 and 2022, we had other purchases and services we incurred from the Schottenstein Affiliates of $2.8 million, $2.7 million and $4.3 million, respectively.

Due to Related Parties- Amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-CAMUTO

We have a 40.0% ownership interest in ABG-Camuto. We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For 2024, 2023 and 2022, we recorded royalty expense for amounts paid to ABG-Camuto of $19.2 million, $18.1 million and $18.3 million, respectively.

5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on net income (loss) attributable to Designer Brands Inc. and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock-based compensation awards calculated using the treasury stock method.

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share attributable to Designer Brands Inc.:

(in thousands)	2024	2023	2022
Weighted average basic shares outstanding	53,657	61,296	67,603
Dilutive effect of stock-based compensation awards	—	2,079	4,498
Weighted average diluted shares outstanding	53,657	63,375	72,101

For 2024, 2023 and 2022, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 5.3 million, 2.6 million and 2.9 million, respectively.

6. STOCK-BASED COMPENSATION

The Designer Brands Inc. 2014 Long-Term Incentive Plan, as amended and restated (the "Plan"), provides for the issuance of stock-based compensation awards to eligible recipients. Eligible recipients include associates, including executive officers, and non-employee directors. The maximum number of shares of Class A common shares underlying awards that may be issued over the term of the Plan cannot exceed 43.5 million shares. As of February 1, 2025, 29.6 million Class A common shares remain available for future stock-based compensation grants under the Plan. During 2024, 2023 and 2022, we recorded stock-based compensation expense of $18.7 million, $29.4 million and $28.5 million, respectively.

RESTRICTED STOCK UNITS

Grants of time-based RSUs generally cliff vest after three years, and performance-based RSUs generally vest based upon the achievement of pre-established goals and over the defined period of service. RSUs receive dividend equivalents in the form of additional RSUs, which are subject to the same restrictions and forfeiture provisions as the original award. The grant date fair value of RSUs is based on the closing market price of the Class A common shares on the date of the grant.

The following table summarizes the RSU activity for 2024:

	Time-Based RSUs		Performance-Based RSUs
(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of period	4,383	$11.31	1,236	$11.26
Granted	1,988	$10.74	753	$10.96
Vested	(981)	$14.48	(284)	$15.38
Forfeited	(647)	$10.17	(692)	$8.52
Outstanding - end of period	4,743	$10.57	1,013	$11.75

The total fair value of time-based RSUs that vested during 2024, 2023 and 2022, was $14.2 million, $35.5 million and $17.0 million, respectively. As of February 1, 2025, the total compensation cost related to unvested time-based RSUs not yet recognized was $16.9 million, with a weighted average expense recognition period remaining of 1.7 years.

The total fair value of performance-based RSUs that vested during 2024, 2023 and 2022 was $4.4 million, $4.6 million and $3.7 million, respectively. As of February 1, 2025, the total compensation cost related to unvested performance-based RSUs not yet recognized was approximately $0.2 million, with a weighted average expense recognition period remaining of less than one year.

DIRECTOR STOCK UNITS

We issue stock units to non-employee directors. Stock units are granted to each director on the date of each annual meeting of shareholders based on the closing market price of the Class A common shares. In addition, each director that is eligible to receive compensation for board service may elect to have the cash portion of such compensation paid in the form of stock units. Director stock units vest immediately, and directors are given the option to settle their units 30 days after the grant date, at a specified date more than 30 days following the grant date, or defer receipt until completion of board service. Director stock units not yet settled, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings per share. As of February 1, 2025, we had 0.7 million director stock units not yet settled.

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

The following table provides additional information for our common shares:

(in thousands)	February 1, 2025		February 3, 2024
	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000
Issued shares	93,113	7,733	92,051	7,733
Outstanding shares	40,211	7,733	49,491	7,733
Treasury shares	52,902	—	42,560	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

DIVIDENDS

On March 13, 2025, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on April 11, 2025 to shareholders of record as of the close of business on March 28, 2025.

SHARE REPURCHASES

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. During 2024, we repurchased 10.3 million Class A common shares at an aggregate cost of $68.6 million. As of February 1, 2025, $19.7 million of Class A common shares remained available for repurchase under the share repurchase program. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under the share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	February 1, 2025	February 3, 2024
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$25,030	$18,615
Receivables without payment guarantee	11,213	7,890
Income tax receivable	—	44,476
Other receivables	14,579	13,093
Total receivables	50,822	84,074
Allowance for credit losses	(451)	(484)
	$50,371	$83,590

Activity for the allowance for credit losses was immaterial for all periods presented.

9. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(dollars in thousands)	Useful Life (years)	February 1, 2025	February 3, 2024
Land	Indefinite	$1,110	$1,110
Buildings	39	12,485	12,485
Building and leasehold improvements	3-20 or the lease term if shorter	457,795	447,715
Furniture, fixtures and equipment	3-15	463,120	455,871
Software	3-5	203,415	232,148
Construction-in-progress		11,222	10,541
Total property and equipment		1,149,147	1,159,870
Accumulated depreciation and amortization		(940,948)	(939,931)
		$208,199	$219,939

10. GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents the changes to goodwill by segment:

(in thousands)	February 1, 2025			February 3, 2024
	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Beginning of period by segment:
U.S. Retail	$93,655	$—	$93,655	$93,655	$—	$93,655
Canada Retail	40,928	(40,928)	—	41,357	(41,357)	—
Brand Portfolio	50,093	(19,989)	30,104	23,449	(19,989)	3,460
	184,676	(60,917)	123,759	158,461	(61,346)	97,115
Activity by segment:
Canada Retail:
Acquired Rubino goodwill	7,067	—	7,067	—	—	—
Currency translation adjustment	(3,353)	2,913	(440)	(429)	429	—
Brand Portfolio:
Acquired Keds goodwill	—	—	—	25,776	—	25,776
Other adjustments	—	—	—	868	—	868
	3,714	2,913	6,627	26,215	429	26,644
End of period by segment:
U.S. Retail	93,655	—	93,655	93,655	—	93,655
Canada Retail	44,642	(38,015)	6,627	40,928	(40,928)	—
Brand Portfolio	50,093	(19,989)	30,104	50,093	(19,989)	30,104
	$188,390	$(58,004)	$130,386	$184,676	$(60,917)	$123,759

INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

(in thousands)	February 1, 2025			February 3, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived customer relationships	$14,243	$(5,104)	$9,139	$14,338	$(4,049)	$10,289
Definite-lived tradename	11,953	(1,895)	10,058	11,953	(1,099)	10,854
Indefinite-lived trademarks and tradenames	65,442	—	65,442	61,684	—	61,684
	$91,638	$(6,999)	$84,639	$87,975	$(5,148)	$82,827

Definite-lived customer relationships and tradenames have a useful life of 10 and 15 years, respectively. During 2024, 2023 and 2022, amortization expense for intangible assets was $1.9 million, $1.9 million and $0.4 million, respectively, included within operating expenses on the consolidated statements of operations. As of February 1, 2025, the estimated future annual amortization expense for the intangible assets is $1.9 million over the next five years.

11. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	February 1, 2025	February 3, 2024
Gift cards	$28,963	$31,662
Accrued compensation and related expenses	16,969	19,342
Accrued taxes	22,843	23,134
Reward programs deferred revenue	14,126	15,971
Customer returns and allowances	18,053	19,569
Other	51,199	49,944
	$152,153	$159,622

12. DEBT

Debt consisted of the following:

(in thousands)	February 1, 2025	February 3, 2024
ABL Revolver	$370,090	$301,070
Term Loan	126,375	133,125
Total debt	496,465	434,195
Less unamortized Term Loan debt issuance costs	(5,430)	(7,101)
Less current maturities of long-term debt	(6,750)	(6,750)
Long-term debt	$484,285	$420,344

As of February 1, 2025, future maturities of debt are as follows:

(in thousands)
2025	$6,750
2026	6,750
2027	482,965
Total	$496,465

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") of up to $30.0 million, which was drawn in full on February 28, 2023. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of February 1, 2025, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $471.4 million, with $340.1 million in outstanding borrowings and $4.0 million in letters of credit issued, resulting in $127.3 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.5%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 6.7% as of February 1, 2025, commitment fees, and the amortization of debt issuance costs.

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

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 11.4% (effective interest rate of 12.8% when including the amortization of debt issuance costs) as of February 1, 2025.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month of 2.50 to 1.00, calculated on a trailing twelve-month basis. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and the Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of February 1, 2025, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

TERMINATION OF PREVIOUS TERM LOAN

On February 8, 2022, we settled in full the $231.3 million principal amount outstanding on that date under our previous senior secured term loan agreement ("Previous Term Loan"). In connection with this settlement, during 2022 we incurred a $12.7 million loss on extinguishment of debt, composed of $6.9 million prepayment premium and a $5.7 million write-off of unamortized debt issuance costs.

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

Operating sublease income and lease expense consisted of the following:

(in thousands)	2024	2023	2022
Operating sublease income	$5,636	$7,916	$10,077
Operating lease expense:
Lease expense to unrelated parties	$191,134	$190,497	$187,372
Lease expense to related parties	5,727	6,622	7,783
Variable lease expense to unrelated parties	67,822	69,324	71,830
Variable lease expense to related parties	1,503	1,460	1,422
	$266,186	$267,903	$268,407

Lease term and discount rate for our operating leases were as follows:

	February 1, 2025	February 3, 2024
Other operating lease information:
Weighted-average remaining lease term	5.8 years	5.9 years
Weighted-average discount rate	5.9%	4.9%

As of February 1, 2025, our future fixed minimum lease payments are as follows:

(in thousands)	Unrelated Parties	Related Parties	Total
2025	$193,893	$4,753	$198,646
2026	182,810	4,523	187,333
2027	155,263	4,390	159,653
2028	117,533	2,851	120,384
2029	82,893	1,431	84,324
Future fiscal years thereafter	200,084	3,526	203,610
	932,476	21,474	953,950
Less discounting impact on operating leases	(155,374)	(3,576)	(158,950)
Total operating lease liabilities	777,102	17,898	795,000
Less current operating lease liabilities	(155,470)	(4,454)	(159,924)
Non-current operating lease liabilities	$621,632	$13,444	$635,076

As of February 1, 2025, we had entered into lease commitments for six new store locations, one store relocation, and one new distribution center where the leases have not yet commenced, and therefore the lease liabilities have not yet been recorded. We expect the store lease commencements to begin over the next three fiscal quarters for these locations, and we will record additional operating lease liabilities of approximately $15.0 million. As it relates to the new distribution center, the lease for the facility commenced in March 2025 and we recorded an additional operating lease liability of $22.4 million in the first quarter of 2025. We have also entered into lease commitments for the equipment that will be used to operate the distribution center, which also commenced in March 2025, and we recorded additional finance lease liabilities of $31.8 million in the first quarter of 2025.

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

CONTRACTUAL OBLIGATIONS

As of February 1, 2025, we had entered into various noncancelable purchase and service agreements, including agreements with remaining terms in excess of one year and construction commitments for capital items to be purchased for projects that were under construction or for which a lease has been signed. In addition, we have license agreements that allow us to use brands owned by third parties, including a license agreement with our equity investments (related parties), that have guaranteed minimum royalty payments.

As of February 1, 2025, our noncancelable purchase obligations and future guaranteed minimum royalty payments are as follows:

(in thousands)	Noncancelable Purchase Obligations	Guaranteed Minimum Royalties
		Unrelated Parties	Related Parties	Total
2025	$12,715	$16,184	$20,225	$36,409
2026	4,465	16,434	20,325	36,759
2027	1,130	16,434	20,213	36,647
2028	518	14,184	19,650	33,834
	$18,828	$63,236	$80,413	$143,649

15. INCOME TAXES

Income (loss) before income taxes consisted of the following:

(in thousands)	2024	2023	2022
Domestic income (loss)	$(23,549)	$19,499	$131,131
Foreign income	12,819	20,698	28,393
	$(10,730)	$40,197	$159,524

Income tax provision (benefit) consisted of the following:

(in thousands)	2024	2023	2022
Current:
Federal	$2,852	$(594)	$36,018
State and local	1,774	547	12,120
Foreign	(1,068)	1,904	449
Total current tax expense	3,558	1,857	48,587
Deferred:
Federal	(5,314)	3,766	(29,025)
State and local	(1,758)	5,362	(10,591)
Foreign	2,759	(4)	(12,113)
Total deferred tax expense (benefit)	(4,313)	9,124	(51,729)
Income tax provision (benefit)	$(755)	$10,981	$(3,142)

The following presents a reconciliation of the income tax provision based on the U.S. federal statutory tax rate to the total effective tax rate:

(dollars in thousands)	2024		2023		2022
	Amount	%	Amount	%	Amount	%
U.S. federal tax at statutory rate	$(2,253)	21.0%	$8,441	21.0%	$33,502	21.0%
State and local income taxes, net of federal income tax effect	(353)	3.3	(92)	(0.2)	242	0.2
Foreign tax effects:
Statutory tax rate difference between Canada and U.S.	573	(5.3)	882	2.2	1,162	0.6
Changes in valuation allowances	—	—	—	—	(19,408)	(12.2)
Other	(333)	3.1	190	0.5	419	0.4
Changes in valuation allowances	(420)	3.9	(588)	(1.5)	(28,870)	(18.1)
Nontaxable or nondeductible items:
Share-based payment awards	2,576	(24.0)	(2,205)	(5.5)	1,470	0.9
Limitation on executive compensation	1,432	(13.3)	5,783	14.4	4,683	2.9
Federal interest income	(386)	3.5	(2,474)	(6.2)	(3,029)	(1.9)
Other	—	—	(258)	(0.6)	772	0.5
Changes in unrecognized tax benefits	(3,227)	30.0	1,540	3.8	6,045	3.8
Other adjustments:
Return to provision	980	(9.1)	—	—	—	—
Other	656	(6.1)	(238)	(0.6)	(130)	(0.1)
Effective tax rate	$(755)	7.0%	$10,981	27.3%	$(3,142)	(2.0)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

(in thousands)	February 1, 2025	February 3, 2024
Deferred tax assets:
Operating lease liabilities	$201,167	$206,720
Net operating losses	17,000	17,891
Interest	9,706	4,409
Inventories	8,502	7,485
Stock-based compensation	6,696	8,153
Accrued expenses	3,570	3,930
Reward programs deferred revenue	3,288	3,742
State bonus depreciation	2,869	3,243
Gift cards	2,146	2,517
Other	3,229	3,892
	258,173	261,982
Less: valuation allowance	(12,478)	(12,131)
Total deferred tax assets, net of valuation allowance	245,695	249,851
Deferred tax liabilities:
Operating lease assets	(182,735)	(186,896)
Property and equipment	(11,284)	(15,902)
Basis in subsidiary	(4,123)	(2,377)
Other	(4,229)	(5,609)
Total deferred tax liabilities	(202,371)	(210,784)
Net deferred tax assets	$43,324	$39,067

As of February 1, 2025, the remaining valuation allowance was primarily related to state deferred tax assets. Additionally, there were $15.0 million state, $1.6 million foreign, and $0.3 million federal net operating losses, which, if not utilized, a portion of the carryovers will begin to expire in 2025, 2038, and 2036, respectively. During 2020, a valuation allowance was recognized as a reserve on the total deferred tax asset balance and was maintained until the end of 2022. This valuation allowance was the result of losses incurred in 2020 due to the impacts of the coronavirus pandemic that resulted in a three-year cumulative loss position, which was significant objective negative evidence in considering whether deferred tax assets were realizable. During 2022, we released the valuation allowance on the majority of the U.S. and Canada deferred tax assets given the continued realization of income since 2020, being in a three-year cumulative adjusted earnings position, and having projected future income. These factors provided sufficient evidence to conclude that it is more likely than not that the majority of the U.S. and Canada deferred tax assets are realizable.

The following table presents the changes in valuation allowance:

(in thousands)	2024	2023	2022
Valuation allowance - beginning of period	$12,131	$14,027	$70,762
Additions charged to income tax benefit	768	—	—
Allowances taken or written off	—	(666)	(55,654)
Other adjustments	(421)	(1,230)	(1,081)
Valuation allowance - end of period	$12,478	$12,131	$14,027

We intend to continue to invest all of the earnings of foreign subsidiaries, as well as our capital in these subsidiaries, outside of the U.S. and we do not expect to incur any significant additional taxes related to such amounts.

Net cash paid (refunds received) for income taxes consisted of the following:

(in thousands)	2024	2023	2022
Federal	$(62,059)	$15,500	$(83,316)
Aggregated state and local jurisdictions	(190)	1,853	6,629
Disaggregated state and local jurisdictions:
California	—	941	—
New York	—	(2,534)	—
City of Columbus, Ohio	—	1,005	—
Foreign	334	307	555
Net cash paid (refunds received) for income taxes	$(61,915)	$17,072	$(76,132)

The following table presents the changes in gross unrecognized tax benefits:

(in thousands)	2024	2023	2022
Unrecognized tax benefits - beginning of period	$16,433	$15,785	$11,108
Additions for tax positions taken in the current year	740	3,042	5,342
Reductions for tax positions taken in prior year	(3,531)	—	—
Changes in estimates	(1,388)	—	—
Lapses of applicable statues of limitations	(1,158)	(2,323)	—
Settlements of tax positions taken in prior years	(912)	(71)	(665)
Unrecognized tax benefits - end of period	$10,184	$16,433	$15,785

We recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision (benefit). As of February 1, 2025, February 3, 2024 and January 28, 2023, interest and penalties were $5.6 million, $5.6 million, and $4.7 million, respectively.

16. SEGMENT REPORTING

Our three reportable segments, which are also operating segments, are the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. We have determined that the Chief Operating Decision Maker ("CODM") is our CEO and we have identified such segments based on internal management reporting and responsibilities. The CODM uses segment operating profit (loss) predominantly in the annual budget and projection process and for considering variances with actual results when assessing performance and making decisions about the allocation of resources to each segment. Total assets by segment are not presented in the table below as the CODM does not evaluate, manage, or measure performance of segments using total assets.

The following table provides certain financial data by segment reconciled to the consolidated financial statements:

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
2024
Net sales:
External customer sales	$2,466,101	$283,023	$260,138	$3,009,262
Intersegment sales	—	—	138,743	138,743
Segment net sales	2,466,101	283,023	398,881	3,148,005
Elimination of intersegment net sales				(138,743)
Consolidated net sales				$3,009,262
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(1,405,903)	(156,993)	(289,067)
Store selling expenses	(305,700)	(41,056)	—
Occupancy costs	(264,440)	(34,205)	(6,021)
Marketing	(143,351)	(6,361)	(23,251)
Distribution and fulfillment costs	(41,192)	(4,593)	(13,452)
Personnel overhead costs	(41,921)	(10,157)	(49,949)
Depreciation and amortization	(31,909)	(4,559)	(6,811)
Other expense items(1)	(6,174)	(1,168)	(20,250)
Plus income from equity investments	—	—	13,145
Segment operating profit	$225,511	$23,931	$3,225	252,667
Net elimination of intersegment activity				(10,084)
Corporate shared service costs(2)				(189,314)
Impairment charges(2)				(18,336)
Consolidated operating profit				34,933
Interest expense, net				(45,291)
Non-operating expenses, net				(372)
Loss before income taxes				$(10,730)
Cash paid for segment property and equipment	$25,169	$6,742	$2,414	$34,325

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
2023
Net sales:
External customer sales	$2,533,849	$264,229	$276,898	$3,074,976
Intersegment sales	—	—	72,078	72,078
Segment net sales	2,533,849	264,229	348,976	3,147,054
Elimination of intersegment net sales				(72,078)
Consolidated net sales				$3,074,976
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(1,424,847)	(145,062)	(256,431)
Store selling expenses	(310,644)	(36,639)	—
Occupancy costs	(266,006)	(30,680)	(7,714)
Marketing	(142,352)	(6,024)	(27,987)
Distribution and fulfillment costs	(43,791)	(4,732)	(15,308)
Personnel overhead costs	(49,037)	(9,313)	(47,669)
Depreciation and amortization	(27,250)	(6,178)	(7,811)
Other expense items(1)	(8,247)	(969)	(22,169)
Plus income from equity investments	—	—	9,390
Segment operating profit (loss)	$261,675	$24,632	$(26,723)	259,584
Net recognition of intersegment activity				3,281
Corporate shared service costs(2)				(185,630)
Impairment charges(2)				(4,834)
Consolidated operating profit				72,401
Interest expense, net				(32,171)
Non-operating expenses, net				(33)
Income before income taxes				$40,197
Cash paid for segment property and equipment	$27,977	$5,719	$2,211	$35,907

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
2022
Net sales:
External customer sales	$2,791,513	$283,241	$240,674	$3,315,428
Intersegment sales	—	—	87,041	87,041
Segment net sales	2,791,513	283,241	327,715	3,402,469
Elimination of intersegment net sales				(87,041)
Consolidated net sales				$3,315,428
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(1,544,629)	(150,949)	(255,709)
Store selling expenses	(323,471)	(36,019)	—
Occupancy costs	(266,536)	(29,900)	(9,315)
Marketing	(140,547)	(6,798)	(19,789)
Distribution and fulfillment costs	(52,199)	(5,085)	(18,370)
Personnel overhead costs	(59,867)	(10,976)	(41,348)
Depreciation and amortization	(45,101)	(6,629)	(5,480)
Other expense items(1)	(8,653)	(1,176)	(9,464)
Plus income from equity investments	—	—	8,864
Segment operating profit (loss)	$350,510	$35,709	$(22,896)	363,323
Net recognition of intersegment activity				3,515
Corporate shared service costs(2)				(175,131)
Impairment charges(2)				(4,317)
Consolidated operating profit				187,390
Interest expense, net				(14,874)
Loss on extinguishment of debt and write-off of debt issuance costs				(12,862)
Non-operating expenses, net				(130)
Income before income taxes				$159,524
Cash paid for segment property and equipment	$27,567	$3,169	$1,501	$32,237
(1)     Other expense items include professional services fees, payment service fees, supplies, travel, and other administrative segment expenses.
(2)     Corporate shared services costs and impairment charges are not attributed to any of our segments. Corporate shared services costs primarily relate to corporate administration, IT, finance, human resources, legal, real estate, and other shared services performing corporate-level activities. We also do not allocate amounts related to restructuring and integration charges (including severance), CEO transition costs, and acquisition-related costs.

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

As of February 1, 2025 and February 3, 2024, long-lived assets, consisting of property and equipment and operating lease assets, included $837.6 million and $879.2 million, respectively, in the U.S. and $71.6 million and $61.1 million, respectively, in Canada, with only an immaterial amount in other countries. No single customer accounted for 10% or more of consolidated total net sales. However, the Brand Portfolio segment has five customers that make up 38% of its segment net sales, excluding intersegment net sales, and the loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

As discussed in Note 1, Description of Business and Significant Accounting Policies - Prior Period Reclassifications, we reclassified expenses associated with distribution and fulfillment and store occupancy from cost of sales to operating expenses within the consolidated statements of operations. These reclassifications did not change operating profit, net income (loss) attributable to Designer Brands Inc., or earnings (loss) per share attributable to Designer Brands Inc. The following tables present the summarized financial information for each of the quarters of 2024 and 2023 as recast for such reclassifications as well as the amounts reclassified:

	Three months ended
(in thousands, except per share data)	May 4, 2024	August 3, 2024	November 2, 2024	February 1, 2025
Net sales	$746,596	$771,900	$777,194	$713,572
Cost of sales(1)	(416,585)	(432,351)	(443,379)	(430,989)
Gross profit	$330,011	$339,549	$333,815	$282,583
Operating expenses(1)	$(323,493)	$(313,531)	$(296,827)	$(311,983)
Operating profit (loss)	$9,382	$28,589	$22,816	$(25,854)
Net income (loss) attributable to Designer Brands Inc.	$783	$13,824	$13,012	$(38,168)
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$0.01	$0.24	$0.25	$(0.80)
Diluted earnings (loss) per share	$0.01	$0.24	$0.24	$(0.80)
(1) Amount reclassified from cost of sales to operating expenses	$84,942	$86,635	$86,370	$86,494

	Three months ended
(in thousands, except per share data)	April 29, 2023	July 29, 2023	October 28, 2023	February 3, 2024
Net sales	$742,082	$792,217	$786,329	$754,348
Cost of sales(1)	(418,174)	(430,454)	(440,596)	(461,757)
Gross profit	$323,908	$361,763	$345,733	$292,591
Operating expenses(1)	$(306,288)	$(302,906)	$(320,115)	$(326,841)
Operating profit (loss)	$19,610	$60,687	$28,121	$(36,017)
Net income (loss) attributable to Designer Brands Inc.	$11,415	$37,204	$10,141	$(29,698)
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$0.18	$0.57	$0.17	$(0.52)
Diluted earnings (loss) per share	$0.17	$0.56	$0.17	$(0.52)
(1) Amount reclassified from cost of sales to operating expenses	$86,169	$88,376	$89,327	$85,237

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Form 10-K, that such disclosure controls and procedures were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the U.S. Management assessed the effectiveness of our internal control system as of February 1, 2025. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.

Deloitte & Touche LLP (PCAOB ID No. 34), our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting, as stated in its report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended February 1, 2025, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions "INFORMATION ABOUT OUR EXECUTIVE OFFICERS," "PROPOSAL 1- ELECTION OF DIRECTORS," "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION," and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in our Definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Exchange Act (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions "REPORT OF THE HUMAN CAPITAL AND COMPENSATION COMMITTEE," "COMPENSATION DISCUSSION AND ANALYSIS" and the related tabular disclosure under "COMPENSATION TABLES," and "FISCAL 2024 DIRECTOR COMPENSATION" in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption "REPORT OF THE HUMAN CAPITAL AND COMPENSATION COMMITTEE" shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended February 1, 2025, February 3, 2024, and January 28, 2023
•Consolidated Statements of Comprehensive Income (Loss) for the years ended February 1, 2025, February 3, 2024, and January 28, 2023
•Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024

•Consolidated Statements of Shareholders' Equity for the years ended February 1, 2025, February 3, 2024, and January 28, 2023
•Consolidated Statements of Cash Flows for the years ended February 1, 2025, February 3, 2024, and January 28, 2023
•Notes to the Consolidated Financial Statements

(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3) and (b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated February 8, 2011, among DSW Inc., DSW MS LLC, and Retail Ventures, Inc.	8-K/A	001-32545	2/25/2011	2.1
2.2	Securities Purchase Agreement, dated October 10, 2018, among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	8-K	001-32545	10/11/2018	2.1
2.2.1	Amendment to Securities Purchase Agreement, dated October 10, 2018, among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	10-K	001-32545	03/26/2019	2.4.1
2.2.2	Side Letter to Securities Purchase Agreement, dated January 31, 2019, among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	10-K	001-32545	03/26/2019	2.4.2
3.1	Amended and Restated Articles of Incorporation of Designer Brands Inc. dated March 19, 2019.	10-K	001-32545	03/26/2019	3.1
3.2	Amended and Restated Code of Regulations.	10-K	001-32545	04/13/2006	3.2
4.1	Specimen Class A Common Shares Certificate.	10-Q	001-32545	06/4/2019	4.1
4.2	Description of Designer Brands Inc.'s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-32545	5/1/2020	4.2
10.1	Corporate Services Agreement, dated June 11, 2002, between Retail Ventures, Inc. and Schottenstein Stores Corporation.	10-Q	001-10767	06/18/2002	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Retail Ventures, Inc., Schottenstein Stores Corporation and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc., Schottenstein Management Company and DSW Inc. related thereto.	8-K	001-10767	07/11/2005	10.5
10.2#	Employment Agreement, dated March 24, 2005, between Deborah Ferrée and DSW Inc.	S-1	333-123289	03/14/2005	10.4
10.2.1#	First Amendment to Employment Agreement, dated December 31, 2007, between Deborah Ferrée and DSW Inc.	10-K	001-32545	4/17/2008	10.2.1
10.2.2#	Second Amendment to Employment Agreement, dated February 12, 2016, between Deborah Ferrée and DSW Inc.	10-K	001-32545	3/24/2016	10.2.2
10.3#	Designer Brands Inc. 2014 Long-Term Incentive Plan (as Amended and Restated).	Schedule 14A	001-32545	5/3/2024	Appendix A
10.3.1#	Form of Director Stock Unit Agreement (2021).	10-K	001-32545	3/16/2023	10.3.9
10.3.2#	Form of Performance Share Agreement (2022).	10-K	001-32545	3/25/2024	10.3.10
10.3.3#	Form of Restricted Stock Units Agreement for Employees (2022).	10-K	001-32545	3/25/2024	10.3.11
10.3.4#*	Form of Restricted Stock Units Agreement (2023).	-	-	-	-
10.3.5#*	Form of Restricted Stock Units Agreement for Canada Employees (2023).	-	-	-	-
10.3.6#*	Form of Performance Share Agreement (2023).	-	-	-	-
10.3.7#*	Form of Performance Share Agreement for Canada Employees (2023).	-	-	-	-
10.3.8#*	Form of Restricted Stock Units Agreement for Employees (2024).	-	-	-	-
10.3.9#*	Form of Restricted Stock Units Agreement for Canada Employees (2024).	-	-	-	-
10.3.10#*	Form of Performance Share Agreement for Employees (2024).	-	-	-	-
10.3.11#*	Form of Performance Share Agreement for Canada Employees (2024).	-	-	-	-
10.3.12#*	Form of Director Stock Units Agreement (2024).	-	-	-	-
10.4#	Designer Brands Inc. Cash Incentive Plan.	10-K	001-32545	3/16/2023	10.4
10.5#	Form of Indemnification Agreement between Designer Brands Inc. and its officers and directors.	10-K	001-32545	5/1/2020	10.7
10.6	Management Agreement, dated October 30, 2012, between Schottenstein Property Group, LLC and 810 AC LLC, a wholly owned subsidiary of DSW Inc.	8-K	001-32545	11/1/2012	10.2
10.7#	Standard Executive Severance Agreement, dated July 20, 2016, between Jared Poff and DSW Inc.	10-Q	001-32545	9/1/2016	10.1
10.8#	Standard Executive Severance Agreement, dated April 9, 2020, between Mary Turner and Designer Brands Inc.	10-K	001-32545	5/1/2020	10.21
10.9#	Amended and Restated Executive Severance Agreement, dated January 4, 2023, between Douglas M. Howe and Designer Brands Inc.	10-Q	001-32545	6/8/2023	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.10#	Standard Executive Agreement, dated August 4, 2023, between Laura Denk and Designer Brands Inc.	10-Q	001-32545	9/7/2023	10.1
10.11#	Standard Executive Agreement, dated January 3, 2024, between Andrea O'Donnell and Designer Brands Inc.	10-K	001-32545	3/25/2024	10.14
10.12#	Amended and Restated Nonqualified Deferred Compensation Plan.	10-K	001-32545	3/25/2024	10.15
10.13+	Credit Agreement, dated March 30, 2022, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	8-K	001-32545	4/5/2022	10.1
10.13.1+	First Amendment to Credit Agreement, dated February 28, 2023, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	8-K	001-32545	3/3/2023	10.1
10.13.2+	Joinder and Second Amendment to Credit Agreement, dated June 23, 2023, among Designer Brand Inc., Designer Brands Canada Inc., certain domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	10-Q	001-32545	9/7/2023	10.3
10.14+	Term Credit Agreement, dated June 23, 2023, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic subsidiaries as guarantors, the lenders party thereto, and PLC Agent LLC, as Administrative Agent and Lead Arranger.	8-K	001-32545	6/23/2023	10.1
10.14.1+	First Amendment to Term Credit Agreement, dated September 21, 2023, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic subsidiaries as guarantors, the lenders party thereto, and PLC Agent LLC, as Administrative Agent and Lead Arranger.	10-Q	001-32545	12/5/2023	10.1
10.14.2+*	Second Amendment to Term Credit Agreement, dated March 3, 2025, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic subsidiaries as guarantors, the lenders party thereto, and PLC Agent LLC, as Administrative Agent and Lead Arranger.	-	-	-	-
19*	Designer Brands Inc. Insider Trading Policy.	-	-	-	-
21.1*	List of Subsidiaries.	-	-	-	-

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
23.1*	Consent of Independent Registered Public Accounting Firm.	-	-	-	-
24.1*	Powers of Attorney.	-	-	-	-
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
97	Designer Brands Inc. Compensation Recoupment Policy	10-K	001-32545	3/25/2024	97
101*	The following materials from the Designer Brands Inc. Annual Report on Form 10-K for the year ended February 1, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith
#    Management contract or compensatory plan or arrangement
+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(c) Additional Financial Statement Schedules

None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGNER BRANDS INC.

March 24, 2025	By:	/s/ Jared A. Poff
Jared A. Poff, Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas M. Howe	Chief Executive Officer and Director	March 24, 2025
Douglas M. Howe	(Principal Executive Officer)

/s/ Jared A. Poff	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	March 24, 2025
Jared A. Poff	(Principal Financial Officer)

/s/ Mark A. Haley	Senior Vice President and Controller	March 24, 2025
Mark A. Haley	(Principal Accounting Officer)

*	Executive Chairman of the Board and Director	March 24, 2025
Jay L. Schottenstein

*	Director	March 24, 2025
John W. Atkinson

*	Director	March 24, 2025
Peter S. Cobb

*	Director	March 24, 2025
Elaine J. Eisenman

*	Director	March 24, 2025
Joanna T. Lau

*	Director	March 24, 2025
Richard A. Paul

*	Director	March 24, 2025
Joseph A. Schottenstein

*	Director	March 24, 2025
Harvey L. Sonnenberg

*	Director	March 24, 2025
Allan J. Tanenbaum

*	Director	March 24, 2025
Joanne Zaiac

*By:	/s/ Jared A. Poff
Jared A. Poff (Attorney-in-fact)