Form 10-Q
period 2025-05-03
Designer Brands Inc.
filed 2025-06-10
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Number of shares outstanding of each of the registrant's classes of common stock, as of June 3, 2025: 41,091,653 Class A common shares and 7,732,733 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended May 3, 2025 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

i

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of any forward-looking statements should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties, and other factors, many of which are outside of our control, that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to those factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the "2024 Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on March 24, 2025 and Part II, Item 1A. Risk Factors in this Form 10-Q, and otherwise in our reports and filings with the SEC, there are a number of important factors that could cause actual results, performance, or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
•uncertain general economic and financial conditions, including economic volatility and potential downturn or recession, supply chain disruptions, new or increased tariffs and other barriers to trade, fluctuating interest rates, unemployment rates and inflationary pressures, and the related impacts to consumer discretionary spending, as well as our ability to plan for and respond to the impact of these conditions;
•our ability to anticipate and respond to rapidly changing consumer preferences, seasonality, customer expectations, and fashion trends;
•the impact on our consumer traffic and demand, our business operations, and the operations of our suppliers, as we experience unseasonable weather, climate change evolves, and the frequency and severity of weather events increases;
•our ability to execute on our business strategies, including growing our Brand Portfolio segment, enhancing in-store and digital shopping experiences, and meeting consumer demands;
•our ability to successfully and efficiently integrate acquisitions in a manner that does not impede growth;
•our ability to maintain strong relationships with our suppliers, vendors, licensors, and retailer customers;
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
•our reliance on our reward programs and marketing to drive traffic, sales, and customer loyalty;
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
•our ability to comply with laws and regulations, as well as other legal obligations;
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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
(unaudited and in thousands, except per share amounts)	May 3, 2025	May 4, 2024
Net sales	$686,909	$746,596
Cost of sales	(391,783)	(416,585)
Gross profit	295,126	330,011
Operating expenses	(301,862)	(323,493)
Income from equity investments	2,427	2,864
Impairment charges	(2,953)	—
Operating profit (loss)	(7,262)	9,382
Interest expense, net	(11,868)	(11,561)
Non-operating income (expenses), net	8	(143)
Loss before income taxes	(19,122)	(2,322)
Income tax benefit	1,986	3,207
Net income (loss)	(17,136)	885
Net income attributable to redeemable noncontrolling interest	(288)	(102)
Net income (loss) attributable to Designer Brands Inc.	$(17,424)	$783
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$(0.36)	$0.01
Diluted earnings (loss) per share	$(0.36)	$0.01
Weighted average shares used in per share calculations:
Basic shares	48,243	57,464
Diluted shares	48,243	59,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended
(unaudited and in thousands)	May 3, 2025	May 4, 2024
Net income (loss)	$(17,136)	$885
Other comprehensive income (loss)-
Foreign currency translation gain (loss)	3,498	(903)
Comprehensive loss	(13,638)	(18)
Comprehensive income attributable to redeemable noncontrolling interest	(288)	(102)
Comprehensive loss attributable to Designer Brands Inc.	$(13,926)	$(120)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	May 3, 2025	February 1, 2025	May 4, 2024
ASSETS
Current assets:
Cash and cash equivalents	$46,025	$44,752	$43,434
Receivables, net	56,159	50,371	96,712
Inventories	623,584	599,751	620,493
Prepaid expenses and other current assets	47,975	39,950	78,224
Total current assets	773,743	734,824	838,863
Property and equipment, net	230,559	208,199	223,205
Operating lease assets	719,749	701,621	728,346
Goodwill	130,714	130,386	133,666
Intangible assets, net	85,062	84,639	85,252
Deferred tax assets	50,801	43,324	40,868
Equity investments	54,862	56,761	62,863
Other assets	46,046	49,470	50,540
Total assets	$2,091,536	$2,009,224	$2,163,603
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$261,787	$271,524	$298,968
Accrued expenses	181,207	152,153	182,767
Current maturities of long-term debt	6,750	6,750	6,750
Current operating lease liabilities	158,171	159,924	161,050
Total current liabilities	607,915	590,351	649,535
Long-term debt	516,192	484,285	469,328
Non-current operating lease liabilities	650,438	635,076	657,625
Other non-current liabilities	46,478	17,737	25,253
Total liabilities	1,821,023	1,727,449	1,801,741
Commitments and contingencies
Redeemable noncontrolling interest	3,573	3,284	3,390
Shareholders' equity:
Common shares paid in-capital, no par value	1,049,774	1,045,002	1,032,998
Treasury shares, at cost	(833,355)	(833,355)	(764,802)
Retained earnings	58,074	77,895	96,818
Accumulated other comprehensive loss	(7,553)	(11,051)	(6,542)
Total shareholders' equity	266,940	278,491	358,472
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,091,536	$2,009,224	$2,163,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three months ended May 3, 2025
Balance, February 1, 2025	40,211	7,733	52,902	$1,045,002	$(833,355)	$77,895	$(11,051)	$278,491
Net loss attributable to Designer Brands Inc.	—	—	—	—	—	(17,424)	—	(17,424)
Stock-based compensation activity	689	—	—	4,772	—	—	—	4,772
Dividends ($0.05 per share)	—	—	—	—	—	(2,397)	—	(2,397)
Foreign currency translation gain	—	—	—	—	—	—	3,498	3,498
Balance, May 3, 2025	40,900	7,733	52,902	$1,049,774	$(833,355)	$58,074	$(7,553)	$266,940
Three months ended May 4, 2024
Balance, February 3, 2024	49,491	7,733	42,560	$1,030,765	$(764,802)	$98,896	$(5,639)	$359,220
Net income attributable to Designer Brands Inc.	—	—	—	—	—	783	—	783
Stock-based compensation activity	569	—	—	2,233	—	—	—	2,233
Dividends ($0.05 per share)	—	—	—	—	—	(2,861)	—	(2,861)
Foreign currency translation loss	—	—	—	—	—	—	(903)	(903)
Balance, May 4, 2024	50,060	7,733	42,560	$1,032,998	$(764,802)	$96,818	$(6,542)	$358,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(unaudited and in thousands)	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net income (loss)	$(17,136)	$885
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,796	16,379
Stock-based compensation expense	6,103	5,554
Deferred income taxes	(7,710)	(1,848)
Income from equity investments	(2,427)	(2,864)
Distributions received from equity investments	4,326	2,859
Impairment charges	2,953	—
Other	(425)	351
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	(5,696)	(16,999)
Income tax receivable	—	(514)
Inventories	(21,447)	(43,003)
Prepaid expenses and other current assets	(6,102)	(5,505)
Accounts payable	(7,880)	3,845
Accrued expenses	25,953	22,053
Operating lease assets and liabilities, net	(5,674)	(873)
Net cash used in operating activities	(20,366)	(19,680)
Cash flows from investing activities:
Cash paid for property and equipment	(7,229)	(15,891)
Cash paid for business acquisitions	—	(16,674)
Other	—	4,362
Net cash used in investing activities	(7,229)	(28,203)
Cash flows from financing activities:
Borrowing on revolving credit facility	301,338	341,356
Payments on revolving credit facility	(268,173)	(291,131)
Payments for borrowings under Term Loan	(1,688)	(1,687)
Dividends paid	(2,397)	(2,861)
Cash paid for taxes for stock-based compensation shares withheld	(1,331)	(3,321)
Other	(77)	(33)
Net cash provided by financing activities	27,672	42,323
Effect of exchange rate changes on cash balances	1,196	(179)
Net increase (decrease) in cash and cash equivalents	1,273	(5,739)
Cash and cash equivalents, beginning of period	44,752	49,173
Cash and cash equivalents, end of period	$46,025	$43,434
Supplemental disclosures:
Net cash received for income taxes	$946	$46
Cash paid for interest on debt	$11,301	$10,421
Property and equipment purchases not yet paid	$2,096	$6,930

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Business Operations- Designer Brands Inc. is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in three reportable segments: the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. The U.S. Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer stores and e-commerce site in the United States ("U.S."). The Canada Retail segment operates The Shoe Co., DSW, and Rubino banners through its direct-to-consumer stores and e-commerce sites in Canada. The Brand Portfolio segment primarily earns revenue from the wholesale of our branded products to retailers and international distributors and the sale of our Vince Camuto, Keds, and Topo brands through direct-to-consumer e-commerce sites.

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial position, results of operations, and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet as of February 1, 2025 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2024 Form 10-K.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year (e.g., "2025") refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year (including 2025 and 2024), but occasionally will contain an additional week resulting in a 53-week fiscal year.

SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our 2024 Form 10-K.

Principles of Consolidation- The condensed consolidated financial statements include the accounts of Designer Brands Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All amounts are in U.S. dollars.

Use of Estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of net sales and expenses during the reporting periods. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us. Significant estimates and assumptions are required as a part of accounting for customer returns and allowances, gift card breakage income, deferred revenue associated with reward programs, valuation of inventories, depreciation and amortization, impairments of long-lived assets, intangibles, goodwill and investments, lease accounting, redeemable noncontrolling interest, income taxes and valuation allowances on deferred tax assets, and self-insurance reserves. Although we believe that these estimates and assumptions are reasonable, they are based on management's knowledge of current events and actions we may undertake in the future. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

Severance- During the three months ended May 3, 2025 and May 4, 2024, we incurred severance costs of $1.7 million and $2.4 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations and no amounts were material to any individual reportable segment. As of May 3, 2025, February 1, 2025 and May 4, 2024, we had $1.8 million, $1.3 million and $5.1 million, respectively, of severance liability included in accrued expenses on the condensed consolidated balance sheets.

Income Taxes- For the three months ended May 3, 2025, we used the discrete effective tax method to calculate our interim income tax benefit. The discrete method is used when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We determined that using the discrete method is more appropriate at this time due to the high degree of uncertainty in estimating annual pretax earnings as we are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business.

For the three months ended May 3, 2025 and May 4, 2024, our effective tax rate was 10.4% and 138.1%, respectively. The effective tax rate for the three months ended May 3, 2025 differed from the statutory rate primarily due to state minimum tax expense on quarterly pre-tax loss and permanent non-deductible compensation. The high effective tax rate for the three months ended May 4, 2024 was due to discrete tax benefits, primarily state tax planning initiatives and release of federal tax reserves no longer deemed necessary, that approximated the amount of loss before income taxes and the impact of permanent non-deductible compensation.

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

Impairments- During the three months ended May 3, 2025, we recorded impairment charges of $1.0 million of long-lived assets due to underperforming stores in Canada. Also during the three months ended May 3, 2025, we recorded a $2.0 million impairment charge for an interest in an equity security without a readily determinable fair value held at cost, which resulted in no remaining value due to the lack of liquidity and the deterioration in the business prospects of the investee. There were no impairment charges for the three months ended May 4, 2024.

Recently Issued Accounting Pronouncements- In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03, Income Statement Expense Disaggregation Disclosures, which requires disaggregated disclosures for specific cost and expense categories such as inventory purchases, employee compensation, depreciation, and amortization, as well as other disclosures. ASU 2024-03 is effective either on a retrospective basis to all prior periods presented or on a prospective basis beginning with our 2027 Annual Report on Form 10-K and subsequent interim periods. We are currently evaluating the impact of adopting ASU 2024-03 to the notes of the consolidated financial statements.

2. ACQUISITION

On April 8, 2024, we completed the acquisition of Rubino Shoes Inc. ("Rubino"), a retailer of branded footwear, handbags, and accessories that operates Rubino banner stores and an e-commerce site in Quebec, Canada. The acquisition of Rubino has allowed our Canada Retail segment to expand into the province of Quebec. The final purchase price and the allocation of the total consideration to the fair values of the assets and liabilities was finalized as of November 2, 2024, and consisted of the following:

(in thousands)	Final Purchase Price and Allocation
Purchase price cash consideration	$16,144
Fair value of assets and liabilities acquired:
Inventories	$7,245
Operating lease assets	9,334
Goodwill	7,067
Intangible assets	5,116
Other assets	2,443
Accounts payable and other current liabilities	(5,727)
Operating lease liabilities	(9,334)
$16,144

The fair value of the intangible asset relates to an indefinite-lived tradename and was estimated using the relief from royalty method of the income approach. The fair value measurements are based on significant unobservable inputs, including discounted future cash flows and an assumed royalty rate. The fair value of the operating lease assets was determined based on the market valuation approach. The goodwill, included within the Canada Retail segment, represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established retail banner in a province in Canada we did not previously have a presence in. Goodwill is not deductible for income tax purposes.

3. REVENUE

DISAGGREGATION OF NET SALES

Beginning with the 2024 Form 10-K, we changed the presentation of disaggregation of net sales for all periods presented to include net sales by product and service categories with an athletic footwear category and excluded the previously presented disaggregation of net sales by brand categories. This change aligns with how management of the Company evaluates the net sales performance of our segments.

The following table presents net sales disaggregated by product and service categories for each segment:

	Three months ended
(in thousands)	May 3, 2025	May 4, 2024
Net sales:
U.S. Retail segment:
Non-athletic footwear:
Women's	$275,526	$306,354
Men's	70,935	75,798
Kids'	21,471	21,686
Athletic footwear	175,165	184,525
Accessories and other	30,143	33,004
	573,240	621,367
Canada Retail segment:
Non-athletic footwear:
Women's	19,207	20,823
Men's	7,509	7,418
Kids'	2,963	2,821
Athletic footwear	22,064	22,476
Accessories and other	2,162	1,974
	53,905	55,512
Brand Portfolio segment:
Wholesale	84,498	88,670
Direct-to consumer	10,355	13,930
Other	1,045	1,530
	95,898	104,130
Total segment net sales	723,043	781,009
Elimination of intersegment sales	(36,134)	(34,413)
Total net sales	$686,909	$746,596

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and reward programs:

	Three months ended
(in thousands)	May 3, 2025	May 4, 2024
Gift cards:
Beginning of period	$28,963	$31,662
Gift cards redeemed and breakage recognized to net sales	(14,562)	(17,265)
Gift cards issued	11,428	13,414
End of period	$25,829	$27,811
Reward programs:
Beginning of period	$14,126	$15,971
Reward certificates redeemed and expired and other adjustments recognized to net sales	(6,710)	(8,190)
Deferred revenue for reward points issued	6,478	7,167
End of period	$13,894	$14,948

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors (the "Board"), and members of his family (the "Schottenstein Affiliates"). As of May 3, 2025, the Schottenstein Affiliates beneficially owned approximately 30% of the Company's outstanding common shares, representing approximately 67% of the combined voting power, consisting of, in the aggregate, 7.1 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. For the three months ended May 3, 2025 and May 4, 2024, we recorded rent expense from the leases with Schottenstein Affiliates of $1.8 million and $2.0 million, respectively. As of May 3, 2025, February 1, 2025 and May 4, 2024, we had related party current operating lease liabilities of $4.0 million, $4.5 million and $4.0 million, respectively, and non-current operating lease liabilities of $16.5 million, $13.4 million and $18.9 million, respectively.

Other Purchases and Services and Due to Related Parties- Amounts for other purchases and services we incurred from the Schottenstein Affiliates and the amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-CAMUTO

We have a 40.0% ownership interest in ABG-Camuto, LLC ("ABG-Camuto"). We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For both the three months ended May 3, 2025 and May 4, 2024, we recorded royalty expense for amounts paid to ABG-Camuto of $4.8 million.

5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on net income (loss) attributable to Designer Brands Inc. and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock-based compensation awards calculated using the treasury stock method.

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share attributable to Designer Brands Inc.:

	Three months ended
(in thousands)	May 3, 2025	May 4, 2024
Weighted average basic shares outstanding	48,243	57,464
Dilutive effect of stock-based compensation awards	—	2,006
Weighted average diluted shares outstanding	48,243	59,470

For the three months ended May 3, 2025 and May 4, 2024, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 7.5 million and 2.8 million, respectively.

6. STOCK-BASED COMPENSATION

For the three months ended May 3, 2025 and May 4, 2024, we recorded stock-based compensation expense of $6.1 million and $5.6 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations.

The following table summarizes the restricted stock units ("RSU") activity for the three months ended May 3, 2025:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	4,743	1,013
Granted	6,036	856
Vested	(795)	(204)
Forfeited	(242)	(497)
Outstanding - end of period	9,742	1,168

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

The following table provides additional information for our common shares:

(in thousands)	May 3, 2025		February 1, 2025		May 4, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	93,802	7,733	93,113	7,733	92,620	7,733
Outstanding shares	40,900	7,733	40,211	7,733	50,060	7,733
Treasury shares	52,902	—	52,902	—	42,560	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

DIVIDENDS

On May 15, 2025, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on June 18, 2025 to shareholders of record at the close of business on June 5, 2025.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	May 3, 2025	February 1, 2025	May 4, 2024
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$27,535	$25,030	$33,388
Receivables without payment guarantee	12,554	11,213	7,956
Income tax receivable	—	—	44,990
Other receivables	16,955	14,579	10,863
Total receivables	57,044	50,822	97,197
Allowance for credit losses	(885)	(451)	(485)
	$56,159	$50,371	$96,712

9. PROPERTY AND LEASES

During the three months ended May 3, 2025, we commenced operations of a new distribution center, which resulted in an additional operating lease of $22.4 million and additional finance leases for equipment of $31.8 million.

PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(dollars in thousands)	Useful Life (years)	May 3, 2025	February 1, 2025	May 4, 2024
Land	Indefinite	$1,110	$1,110	$1,110
Buildings	39	12,485	12,485	12,485
Building and leasehold improvements	3-10 or the lease term if shorter	463,456	457,795	451,358
Furniture, fixtures and equipment	3-15	465,541	463,120	457,866
Software	3-5	206,160	203,415	233,674
Finance leased equipment	3-10 or the lease term if shorter	31,782	—	—
Construction-in-progress		6,442	11,222	16,085
Total property and equipment		1,186,976	1,149,147	1,172,578
Accumulated depreciation and amortization		(956,417)	(940,948)	(949,373)
		$230,559	$208,199	$223,205

LEASES

The following table presents the classification and amounts for operating and finance leases on the condensed consolidated balance sheets:

(in thousands)	Classification	May 3, 2025	February 1, 2025	May 4, 2024
Assets:
Operating lease assets	Operating lease assets	$719,749	$701,621	$728,346
Finance lease assets	Property and equipment, net	$31,182	$—	$—
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$158,171	$159,924	$161,050
Finance lease liabilities	Accrued expenses	$2,923	$—	$—
Non-current:
Operating lease liabilities	Non-current operating lease liabilities	$650,438	$635,076	$657,625
Finance lease liabilities	Other non-current liabilities	$28,859	$—	$—

The following table presents supplemental cash flow information related to leases:

	Three months ended
(in thousands)	May 3, 2025	May 4, 2024
Cash paid for leases liabilities-
Operating cash flows for operating leases	$54,856	$49,953
Non-cash activities:
Operating lease liabilities arising from lease asset additions	$24,665	$8,525
Finance lease liabilities arising from lease asset additions	$31,782	$—
Net increase to operating lease assets and lease liabilities for modifications	$30,247	$30,327

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	May 3, 2025	February 1, 2025	May 4, 2024
Gift cards	$25,829	$28,963	$27,811
Accrued compensation and related expenses	26,263	16,969	36,645
Accrued taxes	30,601	22,843	25,923
Customer returns and allowances	19,973	18,053	21,521
Reward programs deferred revenue	13,894	14,126	14,948
Current finance lease liabilities	2,923	—	—
Other	61,724	51,199	55,919
	$181,207	$152,153	$182,767

11. DEBT

Debt consisted of the following:

(in thousands)	May 3, 2025	February 1, 2025	May 4, 2024
ABL Revolver	$403,255	$370,090	$351,296
Term Loan	124,687	126,375	131,437
Total debt	527,942	496,465	482,733
Less unamortized Term Loan debt issuance costs	(5,000)	(5,430)	(6,655)
Less current maturities of long-term debt	(6,750)	(6,750)	(6,750)
Long-term debt	$516,192	$484,285	$469,328

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes borrowings of $30.0 million under a first-in last-out term loan ("FILO Term Loan"), which may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of May 3, 2025, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $502.8 million, with $373.3 million in outstanding borrowings and $4.0 million in letters of credit issued, resulting in $125.5 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month, or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.5%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 6.7% as of May 3, 2025, commitment fees, and the amortization of debt issuance costs.

TERM LOAN

On June 23, 2023, we entered into the Term Loan, which matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028). The Term Loan is collateralized by a first priority lien on substantially all of our personal, real, and intellectual property and by a second priority lien on the assets used as collateral for the ABL revolver, primarily credit card receivables, accounts receivables, and inventory.

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 11.4% (effective interest rate of 12.8% when including the amortization of debt issuance costs) as of May 3, 2025.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month of 2.50 to 1.00, calculated on a trailing twelve-month basis. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and the Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of May 3, 2025, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

12. COMMITMENTS AND CONTINGENCIES

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

13. SEGMENT REPORTING

Our three reportable segments, which are also operating segments, are the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. We have determined that the Chief Operating Decision Maker ("CODM") is our Chief Executive Officer.

The following table provides certain financial data by segment reconciled to the condensed consolidated financial statements (total assets by segment are not presented in the table below as the CODM does not evaluate, manage, or measure performance of segments using total assets):

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
Three months ended May 3, 2025
Net sales:
External customer sales	$573,240	$53,905	$59,764	$686,909
Intersegment sales	—	—	36,134	36,134
Segment net sales	573,240	53,905	95,898	723,043
Elimination of intersegment net sales				(36,134)
Consolidated net sales				$686,909
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(330,444)	(28,501)	(69,227)
Store selling expenses	(74,197)	(9,307)	—
Occupancy costs	(64,710)	(9,002)	(1,196)
Marketing	(33,668)	(1,078)	(3,798)
Distribution and fulfillment costs	(11,070)	(1,231)	(2,979)
Personnel overhead costs	(10,353)	(3,009)	(12,367)
Depreciation and amortization	(7,878)	(1,142)	(1,760)
Other expense items(1)	(1,312)	(270)	(4,407)
Plus income from equity investments	—	—	2,427
Segment operating profit	$39,608	$365	$2,591	42,564
Net recognition of intersegment activity				255
Corporate shared service costs(2)				(47,128)
Impairment charges(2)				(2,953)
Consolidated operating loss				(7,262)
Interest expense, net				(11,868)
Non-operating income, net				8
Loss before income taxes				$(19,122)
Cash paid for segment property and equipment	$4,819	$1,056	$644	$6,519

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
Three months ended May 4, 2024
Net sales:
External customer sales	$621,367	$55,512	$69,717	$746,596
Intersegment sales	—	—	34,413	34,413
Segment net sales	621,367	55,512	104,130	781,009
Elimination of intersegment net sales				(34,413)
Consolidated net sales				$746,596
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(346,959)	(29,138)	(70,653)
Store selling expenses	(77,572)	(9,099)	—
Occupancy costs	(65,168)	(7,893)	(1,716)
Marketing	(35,272)	(955)	(8,360)
Distribution and fulfillment costs	(10,635)	(1,277)	(2,591)
Personnel overhead costs	(12,226)	(2,814)	(15,735)
Depreciation and amortization	(8,059)	(1,001)	(1,674)
Other expense items(1)	(1,275)	(167)	(4,309)
Plus income from equity investments	—	—	2,864
Segment operating profit	$64,201	$3,168	$1,956	69,325
Net elimination of intersegment activity				(4,248)
Corporate shared service costs(2)				(55,695)
Consolidated operating profit				9,382
Interest expense, net				(11,561)
Non-operating expenses, net				(143)
Loss before income taxes				$(2,322)
Cash paid for segment property and equipment	$5,951	$2,116	$402	$8,469

(1)     Other expense items include professional services fees, payment service fees, supplies, travel, and other administrative segment expenses.
(2)     Corporate shared services costs and impairment charges are not attributed to any of our segments. Corporate shared services costs primarily relate to corporate administration, IT, finance, human resources, legal, real estate, and other shared services performing corporate-level activities. We also do not allocate amounts related to restructuring and integration charges (including severance) and acquisition-related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For the first quarter of 2025, net sales decreased 8.0% with a decrease in total comparable sales of 7.8% when compared to the same period last year. Gross profit as a percentage of net sales for the first quarter of 2025 was 43.0%, a decrease of 120 basis points when compared to the same period last year as margin rates were down for all segments.

EFFECTS OF MACROECONOMIC CONDITIONS AND TARIFFS

Macroeconomic conditions influenced by growing concerns of a potential recession, uncertain tariff policies, volatility in stock market indices, elevated interest rates, inflationary pressures, changes in employment levels, and geopolitical unrest continue to create a complex and challenging retail environment. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. These macroeconomic conditions have had a negative impact on our operating results and liquidity during the three months ended May 3, 2025 and we may continue to experience the impact of decreased consumer demand for our products. We have enacted certain mitigating actions, including alignment of inventory with current demand levels, expense and capital expenditure reductions, and accelerating sourcing diversification efforts. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business. These factors ultimately could require us to enact further mitigating operating efficiency measures that could have a material adverse effect on our business, results of operations, and liquidity.

Following its January 2025 inauguration, the U.S. administration has taken action to increase tariffs assessed on most products imported into the U.S. along with additional reciprocal tariffs on imports from certain countries, including China, Vietnam, Indonesia, India, and Cambodia. Subsequent to these announcements, the U.S. administration announced a 90-day pause on the reciprocal tariffs for goods sourced from certain countries other than China and further increased tariffs on goods sourced from China, which were later paused for a separate 90-day period. The numerous announcements of new and then paused tariffs introduces more uncertainty regarding the future of global trade. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with the majority of our units sourced from Asia. In addition to the merchandise sourced through our Brand Portfolio segment, our U.S. Retail and Canada Retail segments also source merchandise from domestic third-party suppliers, with many of these suppliers importing a large portion of their merchandise from Asia. We are closely monitoring this situation and evaluating the actions we plan to take, which may include cost mitigation measures and price adjustments. For our Brand Portfolio segment, we have accelerated our sourcing diversification efforts by rebalancing and optimizing where we source from to mitigate the risk, maximize flexibility, and decrease costs. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or new tariffs in China or elsewhere.

Future impacts from macroeconomic conditions and tariffs are unknown at this time and could have a material adverse effect on our business, results of operations, and liquidity. Unfavorable developments may result in future write-downs or adjustments to inventories, receivables, the valuation allowance on deferred tax assets, and may also negatively impact the fair value of our reporting units, indefinite-lived tradenames, and long-lived assets, which could result in us recording impairment charges for amounts below their carrying value.

FINANCIAL SUMMARY AND OTHER KEY METRICS

For the three months ended May 3, 2025:
•Net sales decreased to $686.9 million from $746.6 million for the same period last year.
•Gross profit as a percentage of net sales was 43.0% compared to 44.2% for the same period last year.
•Net loss attributable to Designer Brands Inc. was $17.4 million, or $0.36 loss per diluted share, which included net after-tax charges of $4.9 million, or $0.10 per diluted share, primarily related to restructuring, integration, and impairment costs. For the three months ended May 4, 2024, net income attributable to Designer Brands Inc. was $0.8 million, or $0.01 per diluted share, which included net after-tax charges of $4.0 million, or $0.07 per diluted share, primarily related to restructuring and integration costs.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	Three months ended
	May 3, 2025	May 4, 2024
Change in comparable sales:
U.S. Retail segment	(7.3)%	(2.3)%
Canada Retail segment	(9.2)%	(4.9)%
Brand Portfolio segment - direct-to-consumer channel	(27.0)%	(1.7)%
Total	(7.8)%	(2.5)%

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

Number of Stores- As of May 3, 2025 and May 4, 2024, we had the following number of stores:

	May 3, 2025	May 4, 2024
U.S. Retail segment - DSW stores	494	500
Canada Retail segment:
The Shoe Co. stores	121	122
Rubino stores	28	28
DSW stores	26	25
	175	175
Total number of stores	669	675

RESULTS OF OPERATIONS

FIRST QUARTER OF 2025 COMPARED WITH FIRST QUARTER OF 2024

(amounts in thousands, except per share amounts)	Three months ended
	May 3, 2025		May 4, 2024		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$686,909	100.0%	$746,596	100.0%	$(59,687)	(8.0)%
Cost of sales	(391,783)	(57.0)	(416,585)	(55.8)	24,802	(6.0)%
Gross profit	295,126	43.0	330,011	44.2	(34,885)	(10.6)%
Operating expenses	(301,862)	(43.9)	(323,493)	(43.3)	21,631	(6.7)%
Income from equity investments	2,427	0.4	2,864	0.5	(437)	(15.3)%
Impairment charges	(2,953)	(0.6)	—	—	(2,953)	NM
Operating profit (loss)	(7,262)	(1.1)	9,382	1.3	(16,644)	NM
Interest expense, net	(11,868)	(1.7)	(11,561)	(1.6)	(307)	2.7%
Non-operating income (expenses), net	8	—	(143)	—	151	NM
Loss before income taxes	(19,122)	(2.8)	(2,322)	(0.3)	(16,800)	723.5%
Income tax benefit	1,986	0.3	3,207	0.4	(1,221)	(38.1)%
Net income (loss)	(17,136)	(2.5)	885	0.1	(18,021)	NM
Net income attributable to redeemable noncontrolling interest	(288)	—	(102)	—	(186)	182.4%
Net income (loss) attributable to Designer Brands Inc.	$(17,424)	(2.5)%	$783	0.1%	$(18,207)	NM
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$(0.36)		$0.01		$(0.37)	NM
Diluted earnings (loss) per share	$(0.36)		$0.01		$(0.37)	NM
Weighted average shares used in per share calculations:
Basic shares	48,243		57,464		(9,221)	(16.0)%
Diluted shares	48,243		59,470		(11,227)	(18.9)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Three months ended
(dollars in thousands)	May 3, 2025		May 4, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$573,240	79.3%	$621,367	79.6%	$(48,127)	(7.7)%	(7.3)%
Canada Retail	53,905	7.4	55,512	7.1	(1,607)	(2.9)%	(9.2)%
Brand Portfolio	95,898	13.3	104,130	13.3	(8,232)	(7.9)%	(27.0)%
Total segment net sales	723,043	100.0%	781,009	100.0%	(57,966)	(7.4)%	(7.8)%
Elimination of intersegment net sales	(36,134)		(34,413)		(1,721)	5.0%
Consolidated net sales	$686,909		$746,596		$(59,687)	(8.0)%

For the three months ended May 3, 2025, net sales decreased in the U.S. Retail segment primarily driven by the decrease in comparable sales of $44.9 million with the remaining decrease primarily from store closures since the end of the first quarter of 2024. The decrease in comparable sales for the U.S. Retail segment was largely driven by a decrease in comparable transactions of approximately 10% due to lower traffic, partially offset by an increase in comparable average sales amounts per transaction. Net sales decreased in the Canada Retail segment driven by the decline in comparable sales of $5.1 million, also due to lower traffic, and the unfavorable impact from foreign currency translation of $2.2 million, partially offset by an increase in net sales with the addition of Rubino. The decrease in net sales for the Brand Portfolio segment was primarily due to lower revenue from wholesale activity of $4.2 million as retail customers pulled back on orders with the remaining decrease from direct-to-consumer sales, primarily from our Vince Camuto e-commerce site.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	May 3, 2025		May 4, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$242,796	42.4%	$274,408	44.2%	$(31,612)	(11.5)%	(180)
Canada Retail	25,404	47.1%	26,374	47.5%	(970)	(3.7)%	(40)
Brand Portfolio	26,671	27.8%	33,477	32.1%	(6,806)	(20.3)%	(430)
Total segment gross profit	294,871	40.8%	334,259	42.8%	(39,388)	(11.8)%	(200)
Net recognition (elimination) of intersegment gross profit	255		(4,248)		4,503
Consolidated gross profit	$295,126	43.0%	$330,011	44.2%	$(34,885)	(10.6)%	(120)

The decrease in gross profit for the U.S. Retail segment was primarily driven by the decrease in net sales during the three months ended May 3, 2025 over the same period last year and at lower margin rates. Gross profit as a percentage of net sales decreased for the U.S. Retail segment when compared to the same period last year primarily due to a change in mix of products sold and an increase in promotional activity. The decrease in gross profit for the Canada Retail segment was primarily driven by the decline in net sales from our legacy banners more than offsetting the contribution from the addition of the Rubino banner. Gross profit as a percentage of net sales decreased for the Canada Retail segment for the three months ended May 3, 2025 over the same period last year primarily due to the Rubino banner, which has lower margins. The decrease in gross profit for the Brand Portfolio segment was primarily due to the lower net sales and higher freight costs as we rerouted supply chain lanes in order to avoid potential disruptions. Gross profit as a percentage of net sales decreased for the Brand Portfolio segment primarily due to unfavorable customer mix and the higher freight costs.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	May 3, 2025	May 4, 2024
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(36,134)	$(34,413)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	25,814	24,093
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	10,575	6,072
	$255	$(4,248)

OPERATING EXPENSES

The following table summarizes operating expenses by segment:

	Three months ended
(dollars in thousands)	May 3, 2025		May 4, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating expenses:
U.S. Retail	$203,188	35.4%	$210,207	33.8%	$(7,019)	(3.3)%	160
Canada Retail	25,039	46.5%	23,206	41.8%	1,833	7.9%	470
Brand Portfolio	26,507	27.6%	34,385	33.0%	(7,878)	(22.9)%	(540)
Total segment operating expenses	254,734	35.2%	267,798	34.3%	(13,064)	(4.9)%	90
Corporate	47,128		55,695		(8,567)	(15.4)%
Consolidated operating expenses	$301,862	43.9%	$323,493	43.3%	$(21,631)	(6.7)%	60

For the three months ended May 3, 2025, operating expenses decreased in the U.S. Retail segment primarily due to lower store selling expenses of $3.4 million and marketing expenses of $1.6 million in line with lower net sales, with the remaining decrease primarily in personnel overhead costs driven by a decrease in incentive compensation. Operating expenses as a percentage of net sales increased in the U.S. Retail segment due to the deleverage impact of lower net sales. Operating expenses increased in the Canada Retail segment primarily due to the addition of Rubino. Operating expenses as a percentage of net sales in the Canada Retail segment increased due to lower net sales on higher operating expenses. Operating expenses decreased in the Brand Portfolio segment primarily due to a $4.6 million decrease in marketing expenses in line with lower net sales with the remaining decrease primarily due to lower personnel overhead costs with a decrease in incentive compensation. Operating expenses as a percentage of net sales in the Brand Portfolio segment decreased as the decline in operating expenses leveraged even with lower net sales. Operating expenses decreased for corporate shared services primarily due to lower professional fees as well as a decrease in incentive compensation. The increase in consolidated operating expenses as a percentage of consolidated net sales over the same period last year was due to the deleverage of our costs on lower net sales.

IMPAIRMENT CHARGES

During the three months ended May 3, 2025, we recorded impairment charges of $1.0 million of long-lived assets due to underperforming stores in Canada. Also during the three months ended May 3, 2025, we recorded a $2.0 million impairment charge for an interest in an equity security without a readily determinable fair value held at cost, which resulted in no remaining value due to the lack of liquidity and the deterioration in the business prospects of the investee. There were no impairment charges for the same period last year.

OPERATING PROFIT

The following table summarizes operating profit by segment:

	Three months ended
(dollars in thousands)	May 3, 2025		May 4, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating profit:
U.S. Retail	$39,608	6.9%	$64,201	10.3%	$(24,593)	(38.3)%	(340)
Canada Retail	365	0.7%	3,168	5.7%	(2,803)	(88.5)%	(500)
Brand Portfolio	2,591	2.7%	1,956	1.9%	635	32.5%	80
Total segment operating profit	42,564	5.9%	69,325	8.9%	(26,761)	(38.6)%	(300)
Corporate/eliminations	(49,826)		(59,943)		10,117	(16.9)%
Consolidated operating profit (loss)	$(7,262)	(1.1)%	$9,382	1.3%	$(16,644)	NM	NM
NM - Not meaningful

For the three months ended May 3, 2025, operating profit for the U.S. Retail segment decreased due to lower gross profit partially offset by lower operating expenses whereas operating profit for the Canada Retail segment decreased due to lower gross profit and higher operating expenses. Operating profit for the Brand Portfolio segment increased due to the decrease in gross profit being more than offset by lower operating expenses. For the three months ended May 3, 2025, corporate/eliminations were favorable to consolidated operating profit (loss) due to lower corporate operating expenses and favorable intersegment activity, partially offset by higher impairment charges when compared to the same period last year. These factors led to a consolidated operating loss for the three months ended May 3, 2025 as compared to an operating profit for the same period last year.

INCOME TAXES

For the three months ended May 3, 2025 and May 4, 2024, our effective tax rate was 10.4% and 138.1%, respectively. The effective tax rate for the three months ended May 3, 2025 differed from the statutory rate primarily due to state minimum tax expense on quarterly pre-tax loss and permanent non-deductible compensation. The high effective tax rate for the three months ended May 4, 2024 was due to discrete tax benefits, primarily state tax planning initiatives and release of federal tax reserves no longer deemed necessary, that approximated the amount of loss before income taxes and the impact of permanent non-deductible compensation.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy, and withstand unanticipated business volatility, including the impacts of the current macroeconomic conditions on our results of operations. We believe that cash generated from our operations, together with our current levels of cash, as well as the availability under our ABL Revolver, are sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures, and meet our debt service obligations over the next 12 months. As discussed above in the "Executive Overview and Trends in Our Business" section under the heading "Effects of Macroeconomic Conditions and Tariffs," current macroeconomic conditions have had a negative impact on our operating results and liquidity during the three months ended May 3, 2025 and we may continue to experience the impact of decreased consumer demand for our products. Future impacts are unknown at this time and could have a material adverse effect on our business, operations, results of operations, and liquidity.

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Three months ended
(in thousands)	May 3, 2025	May 4, 2024	Change
Net cash used in operating activities	$(20,366)	$(19,680)	$(686)
Net cash used in investing activities	(7,229)	(28,203)	20,974
Net cash provided by financing activities	27,672	42,323	(14,651)
Effect of exchange rate changes on cash balances	1,196	(179)	1,375
Net increase (decrease) in cash and cash equivalents	$1,273	$(5,739)	$7,012

OPERATING CASH FLOWS

The slight increase in net cash used in operating activities was due to the net loss recognized in the three months ended May 3, 2025 as compared to the net income recognized in the same period last year, partially offset by improved working capital management as we adjusted inventories in line with the decline in operating results and the impact of adjusting for noncash charges included in net income (loss) for both years.

INVESTING CASH FLOWS

The decrease in net cash used in investing activities for the three months ended May 3, 2025 as compared to the same period last year was primarily due to the reduction in capital expenditures of $8.7 million in line with the decline in operating results along with the impact of the acquisition of Rubino of over $16.0 million during the three months ended May 4, 2024.

FINANCING CASH FLOWS

For the three months ended May 3, 2025, net cash provided by financing activities was primarily due to the net receipts of $33.2 million from our ABL Revolver, partially offset by the payment of dividends of $2.4 million, principal payments on the Term Loan of $1.7 million, and taxes for stock-based compensation shares withheld of $1.3 million. For the three months ended May 4, 2024, net cash provided by financing activities was primarily due to the net receipts of $50.2 million from our ABL Revolver, which was primarily used to fund our working capital investments and the acquisition of Rubino, partially offset by payments for taxes for stock-based compensation shares withheld of $3.3 million, dividends of $2.9 million, and principal payments on the Term Loan of $1.7 million.

DEBT

ABL Revolver- The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes borrowings of $30.0 million under a FILO Term Loan, which may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver, which matures in 2027, may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of May 3, 2025, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $502.8 million, with $373.3 million in outstanding borrowings and $4.0 million in letters of credit issued, resulting in $125.5 million available for borrowings.

Term Loan- On June 23, 2023, we entered into a Term Loan, which matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028). As of May 3, 2025, the Term Loan had an outstanding balance of $124.7 million.

Debt Covenants- The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month of 2.50 to 1.00, calculated on a trailing twelve-month basis. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of May 3, 2025, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Refer to Note 11, Debt, of the condensed consolidated financial statements of this Form 10-Q for further information about our debt arrangements.

PLANS FOR CAPITALIZED COSTS

During 2025, we expect to spend approximately $35.0 million to $45.0 million that will be capitalized for property and equipment and implementation costs for cloud computing arrangements accounted for as service contracts, $9.6 million of which was spent during the three months ended May 3, 2025. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

The information related to recent accounting pronouncements as set forth in Note 1, Description of Business and Significant Accounting Policies - Recently Issued Accounting Pronouncements, of the condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and valuation techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. Except as noted below, there have been no material changes to the application of critical accounting policies and estimates disclosed in our 2024 Form 10-K.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets- In 2024, we performed a quantitative impairment test for the goodwill assigned to the U.S. Retail, Keds, Rubino, and Topo reporting units as of our fourth quarter measurement date. We determined for each of the reporting units that the fair value was in excess of their carrying value and a 10% decrease in fair value would not result in an impairment. Also in 2024, we performed a quantitative impairment test of our indefinite-lived tradenames for Keds, The Shoe Co., and Rubino as of our fourth quarter measurement date. We determined that the fair value of each of the indefinite-lived tradenames was in excess of the carrying value and a 10% decrease in fair value would not result in an impairment charge. Due to the current macroeconomic conditions with the continued softness in consumer demand, growing concerns of a potential recession, the evolving trade policies and volatility in our stock price, there is a higher level of uncertainty associated with the assumptions used in our impairment tests. Although we do not believe it is more likely than not that we have an impairment of goodwill or other indefinite-lived tradenames as of May 3, 2025, we will continue to monitor these macroeconomic conditions, including the potential impacts from new tariffs or trade restrictions, which could adversely affect the financial performance and valuation of our reporting units and indefinite-lived intangible tradename assets. Should these conditions lead to a significant decline in projected financial results, there could be material impairment charges related to these assets in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Form 10-Q, that such disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(e), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 12, Commitments and Contingencies, of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as noted below, there have been no material changes to the risk factors as set forth in Part I, Item 1A., Risk Factors, in our 2024 Form 10-K.

Recently announced changes to U.S. trade policy, including recently announced tariffs, could have a material adverse effect on our business, results of operations, and liquidity.

Following its January 2025 inauguration, the U.S. administration has taken action to increase tariffs assessed on most products imported into the U.S. along with additional reciprocal tariffs on imports from certain countries, including China, Vietnam, Indonesia, India, and Cambodia. Subsequent to these announcements, the U.S. administration announced a 90-day pause on the reciprocal tariffs for goods sourced from certain countries other than China and further increased tariffs on goods sourced from China, which were later paused for a separate 90-day period. The numerous announcements of new and then paused tariffs introduces more uncertainty regarding the future of global trade. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with the majority of our units sourced from Asia. In addition to the merchandise sourced through our Brand Portfolio segment, our U.S. Retail and Canada Retail segments also source merchandise from domestic third-party suppliers, with many of these suppliers importing a large portion of their merchandise from Asia. We are closely monitoring this situation and evaluating the actions we plan to take, which may include cost mitigation measures and price adjustments. For our Brand Portfolio segment, we have accelerated our sourcing diversification efforts by rebalancing and optimizing where we source from to mitigate the risk, maximize flexibility, and decrease costs. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or new tariffs in China or elsewhere. Future impacts are unknown at this time and could have a material adverse effect on our business, results of operations, and liquidity. Unfavorable developments may result in future write-downs or adjustments to inventories, receivables, the valuation allowance on deferred tax assets, and may also negatively impact the fair value of our reporting units, indefinite-lived tradenames, and long-lived assets, which could result in us recording impairment charges for amounts below their carrying value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization, with $19.7 million of Class A common shares that remain authorized for repurchase under the program as of May 3, 2025. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under this share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions. During the three months ended May 3, 2025, no Class A common shares were repurchased.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. On May 15, 2025, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on June 18, 2025 to shareholders of record at the close of business on June 5, 2025.

RESTRICTIONS

The ABL Revolver and the Term Loan contain customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

During the three months ended May 3, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	June 10, 2025	By:	/s/ Jared A. Poff
Jared A. Poff
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)