Form 10-Q
period 2025-08-02
Designer Brands Inc.
filed 2025-09-09
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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

Number of shares outstanding of each of the registrant's classes of common stock, as of September 2, 2025: 41,810,747 Class A common shares and 7,732,733 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended August 2, 2025 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)	Three months ended		Six months ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$739,762	$771,900	$1,426,671	$1,518,496
Cost of sales	(416,829)	(432,351)	(808,612)	(848,936)
Gross profit	322,933	339,549	618,059	669,560
Operating expenses	(297,462)	(313,531)	(599,324)	(637,024)
Income from equity investments	2,578	2,571	5,005	5,435
Impairment charges	(1,466)	—	(4,419)	—
Operating profit	26,583	28,589	19,321	37,971
Interest expense, net	(11,667)	(11,035)	(23,535)	(22,596)
Non-operating expenses, net	(78)	(109)	(70)	(252)
Income (loss) before income taxes	14,838	17,445	(4,284)	15,123
Income tax provision	(3,557)	(3,363)	(1,571)	(156)
Net income (loss)	11,281	14,082	(5,855)	14,967
Net income attributable to redeemable noncontrolling interest	(454)	(258)	(742)	(360)
Net income (loss) attributable to Designer Brands Inc.	$10,827	$13,824	$(6,597)	$14,607
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$0.22	$0.24	$(0.14)	$0.25
Diluted earnings (loss) per share	$0.22	$0.24	$(0.14)	$0.25
Weighted average shares used in per share calculations:
Basic shares	49,109	57,162	48,678	57,313
Diluted shares	49,734	58,576	48,678	58,978

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)	Three months ended		Six months ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income (loss)	$11,281	$14,082	$(5,855)	$14,967
Other comprehensive income (loss)-
Foreign currency translation gain (loss)	9	(977)	3,507	(1,880)
Comprehensive income (loss)	11,290	13,105	(2,348)	13,087
Comprehensive income attributable to redeemable noncontrolling interest	(454)	(258)	(742)	(360)
Comprehensive income (loss) attributable to Designer Brands Inc.	$10,836	$12,847	$(3,090)	$12,727

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	August 2, 2025	February 1, 2025	August 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$44,937	$44,752	$38,834
Receivables, net	55,675	50,371	49,671
Inventories	610,876	599,751	642,783
Prepaid expenses and other current assets	40,437	39,950	66,760
Total current assets	751,925	734,824	798,048
Property and equipment, net	227,141	208,199	216,313
Operating lease assets	716,685	701,621	723,818
Goodwill	130,716	130,386	130,611
Intangible assets, net	81,881	84,639	86,334
Deferred tax assets	45,067	43,324	39,997
Equity investments	59,446	56,761	61,020
Other assets	48,870	49,470	50,993
Total assets	$2,061,731	$2,009,224	$2,107,134
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$239,200	$271,524	$294,739
Accrued expenses	170,333	152,153	161,155
Current maturities of long-term debt	6,750	6,750	6,750
Current operating lease liabilities	157,212	159,924	156,394
Total current liabilities	573,495	590,351	619,038
Long-term debt	509,593	484,285	458,974
Non-current operating lease liabilities	646,431	635,076	653,416
Other non-current liabilities	48,201	17,737	16,642
Total liabilities	1,777,720	1,727,449	1,748,070
Commitments and contingencies
Redeemable noncontrolling interest	3,214	3,284	3,519
Shareholders' equity:
Common shares paid in-capital, no par value	1,055,199	1,045,002	1,038,061
Treasury shares, at cost	(833,351)	(833,355)	(782,771)
Retained earnings	66,493	77,895	107,774
Accumulated other comprehensive loss	(7,544)	(11,051)	(7,519)
Total shareholders' equity	280,797	278,491	355,545
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,061,731	$2,009,224	$2,107,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three months ended August 2, 2025
Balance, May 3, 2025	40,900	7,733	52,902	$1,049,774	$(833,355)	$58,074	$(7,553)	$266,940
Net income attributable to Designer Brands Inc.	—	—	—	—	—	10,827	—	10,827
Stock-based compensation activity	896	—	—	5,425	—	—	—	5,425
Dividends ($0.05 per share)	—	—	—	—	—	(2,408)	—	(2,408)
Foreign currency translation gain	—	—	—	—	—	—	9	9
Other	—	—	—	—	4	—	—	4
Balance, August 2, 2025	41,796	7,733	52,902	$1,055,199	$(833,351)	$66,493	$(7,544)	$280,797
Three months ended August 3, 2024
Balance, May 4, 2024	50,060	7,733	42,560	$1,032,998	$(764,802)	$96,818	$(6,542)	$358,472
Net income attributable to Designer Brands Inc.	—	—	—	—	—	13,824	—	13,824
Stock-based compensation activity	362	—	—	5,063	—	—	—	5,063
Repurchase of Class A common shares	(2,665)	—	2,665	—	(17,969)	—	—	(17,969)
Dividends ($0.05 per share)	—	—	—	—	—	(2,868)	—	(2,868)
Foreign currency translation loss	—	—	—	—	—	—	(977)	(977)
Balance, August 3, 2024	47,757	7,733	45,225	$1,038,061	$(782,771)	$107,774	$(7,519)	$355,545
Six months ended August 2, 2025
Balance, February 1, 2025	40,211	7,733	52,902	$1,045,002	$(833,355)	$77,895	$(11,051)	$278,491
Net loss attributable to Designer Brands Inc.	—	—	—	—	—	(6,597)	—	(6,597)
Stock-based compensation activity	1,585	—	—	10,197	—	—	—	10,197
Dividends ($0.10 per share)	—	—	—	—	—	(4,805)	—	(4,805)
Foreign currency translation gain	—	—	—	—	—	—	3,507	3,507
Other	—	—	—	—	4	—	—	4
Balance, August 2, 2025	41,796	7,733	52,902	$1,055,199	$(833,351)	$66,493	$(7,544)	$280,797
Six months ended August 3, 2024
Balance, February 3, 2024	49,491	7,733	42,560	$1,030,765	$(764,802)	$98,896	$(5,639)	$359,220
Net income attributable to Designer Brands Inc.	—	—	—	—	—	14,607	—	14,607
Stock-based compensation activity	931	—	—	7,296	—	—	—	7,296
Repurchase of Class A common shares	(2,665)	—	2,665	—	(17,969)	—	—	(17,969)
Dividends ($0.10 per share)	—	—	—	—	—	(5,729)	—	(5,729)
Foreign currency translation loss	—	—	—	—	—	—	(1,880)	(1,880)
Balance, August 3, 2024	47,757	7,733	45,225	$1,038,061	$(782,771)	$107,774	$(7,519)	$355,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(unaudited and in thousands)	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net income (loss)	$(5,855)	$14,967
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,664	32,827
Stock-based compensation expense	12,063	11,419
Deferred income taxes	(1,489)	(999)
Income from equity investments	(5,005)	(5,435)
Distributions received from equity investments	6,935	7,272
Impairment charges	4,419	—
Other	(260)	703
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	(5,223)	(14,663)
Income tax receivable	—	44,476
Inventories	(8,714)	(65,812)
Prepaid expenses and other current assets	(118)	5,619
Accounts payable	(31,972)	3,883
Accrued expenses	15,005	(7,247)
Operating lease assets and liabilities, net	(8,373)	(5,112)
Net cash provided by operating activities	1,077	21,898
Cash flows from investing activities:
Cash paid for property and equipment	(16,753)	(29,481)
Cash paid for business acquisitions	—	(16,352)
Other	(1,916)	4,362
Net cash used in investing activities	(18,669)	(41,471)
Cash flows from financing activities:
Borrowing on revolving credit facility	540,011	652,076
Payments on revolving credit facility	(512,187)	(610,866)
Payments for borrowings under Term Loan	(3,375)	(3,375)
Cash paid for treasury shares	—	(17,969)
Dividends paid	(4,805)	(5,729)
Cash paid for taxes for stock-based compensation shares withheld	(1,866)	(4,123)
Other	(1,296)	(387)
Net cash provided by financing activities	16,482	9,627
Effect of exchange rate changes on cash balances	1,295	(393)
Net increase (decrease) in cash and cash equivalents	185	(10,339)
Cash and cash equivalents, beginning of period	44,752	49,173
Cash and cash equivalents, end of period	$44,937	$38,834
Supplemental disclosures:
Net cash received for income taxes	$2,660	$47,771
Cash paid for interest on debt	$21,518	$20,533
Property and equipment purchases not yet paid	$3,534	$2,777
Contribution of intangible asset to equity investment	$2,700	$—

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

Severance- During the three months ended August 2, 2025 and August 3, 2024, we incurred severance costs of $2.4 million and $1.9 million, respectively. During the six months ended August 2, 2025 and August 3, 2024, we incurred severance costs of $4.1 million and $4.3 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations and no amounts were material to any individual reportable segment. As of August 2, 2025, February 1, 2025 and August 3, 2024, we had $2.0 million, $1.3 million and $3.0 million, respectively, of severance liability included in accrued expenses on the condensed consolidated balance sheets.

Income Taxes- During the three months ended August 2, 2025, we changed our method of calculating interim income taxes from the discrete effective tax method to the annual effective tax rate method. This change was applied to the six months ended August 2, 2025 and was made to better reflect the expected annual tax expense and improve comparability across interim periods. For the three months ended August 2, 2025, we used the discrete effective tax method to calculate our interim income tax benefit due to the high degree of uncertainty in estimating annual pretax earnings at that time. The impact of this change was immaterial for the three months ended August 2, 2025.

On July 4, 2025, new U.S. tax legislation H.R.1, referred to as the One Big Beautiful Bill ("OBBB"), was signed into law. OBBB contains several changes to corporate taxation including accelerated fixed asset depreciation, limitations on deductions of interest expense, and modifications to capitalization of research and development expenses. We have determined that the impact of OBBB on our estimated 2025 annual effective tax rate will not have a material impact on our financial statements.

For the three months ended August 2, 2025 and August 3, 2024, our effective tax rate was 24.0% and 19.3%, respectively, and for the six months ended August 2, 2025 and August 3, 2024, our effective tax rate was negative 36.7% and positive 1.0%, respectively. The effective tax rate for the six months ended August 2, 2025 differed from the statutory rate primarily due to the impact of permanent non-deductible compensation, which resulted in a negative effective tax rate. The effective tax rate for the six months ended August 3, 2024 differed from the statutory rate primarily due to discrete tax benefits recognized, primarily the release of federal tax reserves no longer deemed necessary and state tax planning initiatives, partially offset by the impact of permanent non-deductible compensation.

Equity Investment in Pro-Keds JV- On July 28, 2025, we contributed cash of $1.9 million and the Pro-Keds tradename at a fair value of $2.7 million in exchange for a 45.0% interest in Pro-Keds International S.r.l. ("Pro-Keds JV"), which manages the Pro-Keds brand. We account for our investment in Pro-Keds JV, where we exercise significant influence but do not have control, using the equity method.

Fair Value- Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels related to the subjectivity associated with the inputs to fair value measurements as follows:
•    Level 1 - Quoted prices in active markets for identical assets or liabilities
•    Level 2 - Quoted prices for similar assets or liabilities in active markets or inputs that are observable
•    Level 3 - Unobservable inputs in which little or no market activity exists

The carrying value of cash and cash equivalents, receivables, and accounts payable approximated their fair values due to their short-term nature. The carrying value of borrowings under our ABL Revolver and our Term Loan approximated fair value based on the terms and variable interest rates.

Impairments- During the three months ended August 2, 2025, we recorded an impairment charge to long-lived assets of $1.5 million due to an underperforming store in the U.S. During the six months ended August 2, 2025, we recorded impairment charges to long-lived assets of $1.5 million due to an underperforming store in the U.S., $1.0 million due to underperforming stores in Canada, and $2.0 million of an interest in an equity security without a readily determinable fair value held at cost, which resulted in no remaining value due to the lack of liquidity and the deterioration in the business prospects of the investee. There were no impairment charges for the three and six months ended August 3, 2024.

Recently Issued Accounting Pronouncement- In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03, Income Statement Expense Disaggregation Disclosures, which requires disaggregated disclosures for specific cost and expense categories such as inventory purchases, employee compensation, depreciation, and amortization, as well as other disclosures. ASU 2024-03 is effective either on a retrospective basis to all prior periods presented or on a prospective basis beginning with our 2027 Annual Report on Form 10-K and subsequent interim periods. We are currently evaluating the impact of adopting ASU 2024-03 to the notes of the consolidated financial statements.

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

3. REVENUE

DISAGGREGATION OF NET SALES

Beginning with the 2024 Form 10-K, we changed the presentation of disaggregation of net sales for all periods presented to include net sales by product and service categories with an athletic footwear category and excluded the previously presented disaggregation of net sales by brand categories. This change aligns with how management evaluates the net sales performance of our segments.

The following table presents net sales disaggregated by product and service categories for each segment:

	Three months ended		Six months ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales:
U.S. Retail segment:
Non-athletic footwear:
Women's	$280,464	$305,724	$555,990	$612,078
Men's	85,269	88,376	156,204	164,174
Kids'	22,343	23,839	43,814	45,525
Athletic footwear	183,343	188,870	358,508	373,395
Accessories and other	39,507	34,885	69,650	67,889
	610,926	641,694	1,184,166	1,263,061

	Three months ended		Six months ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Canada Retail segment:
Non-athletic footwear:
Women's	31,666	32,160	50,873	52,983
Men's	11,206	11,117	18,715	18,535
Kids'	3,486	3,890	6,449	6,711
Athletic footwear	25,554	24,278	47,618	46,754
Accessories and other	3,165	3,352	5,327	5,326
	75,077	74,797	128,982	130,309
Brand Portfolio segment:
Wholesale	62,211	80,592	146,709	169,262
Direct-to consumer	9,812	13,889	20,167	27,819
Other	1,134	1,512	2,179	3,042
	73,157	95,993	169,055	200,123
Total segment net sales	759,160	812,484	1,482,203	1,593,493
Elimination of intersegment sales	(19,398)	(40,584)	(55,532)	(74,997)
Total net sales	$739,762	$771,900	$1,426,671	$1,518,496

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and reward programs:

	Three months ended		Six months ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Gift cards:
Beginning of period	$25,829	$27,811	$28,963	$31,662
Gift cards redeemed and breakage recognized to net sales	(14,151)	(14,763)	(28,713)	(32,028)
Gift cards issued	12,490	12,297	23,918	25,711
End of period	$24,168	$25,345	$24,168	$25,345
Reward programs:
Beginning of period	$13,894	$14,948	$14,126	$15,971
Reward certificates redeemed and expired and other adjustments recognized to net sales	(7,201)	(8,104)	(13,911)	(16,294)
Deferred revenue for reward points issued	6,225	7,710	12,703	14,877
End of period	$12,918	$14,554	$12,918	$14,554

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors (the "Board"), and members of his family (the "Schottenstein Affiliates"). As of August 2, 2025, the Schottenstein Affiliates beneficially owned approximately 30% of the Company's outstanding common shares, representing approximately 66% of the combined voting power, consisting of, in the aggregate, 7.1 million Class A common shares and 7.7 million Class B common shares.

The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. For the three months ended August 2, 2025 and August 3, 2024, we recorded rent expense from the leases with Schottenstein Affiliates of $1.7 million and $1.6 million, respectively. For the six months ended August 2, 2025 and August 3, 2024, we recorded rent expense from the leases with Schottenstein Affiliates of $3.5 million and $3.6 million, respectively. As of August 2, 2025, February 1, 2025 and August 3, 2024, we had related party current operating lease liabilities of $4.1 million, $4.5 million and $4.0 million, respectively, and non-current operating lease liabilities of $15.4 million, $13.4 million and $18.1 million, respectively.

Other Purchases and Services and Due to Related Parties- Amounts for other purchases and services we incurred from the Schottenstein Affiliates and the amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-CAMUTO

We have a 40.0% ownership interest in ABG-Camuto, LLC ("ABG-Camuto"). We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For both the three months ended August 2, 2025 and August 3, 2024, we recorded royalty expense for amounts paid to ABG-Camuto of $4.8 million. For both the six months ended August 2, 2025 and August 3, 2024, we recorded royalty expense for amounts paid to ABG-Camuto of $9.6 million.

5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on net income (loss) attributable to Designer Brands Inc. and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock-based compensation awards calculated using the treasury stock method. The dilutive effect of outstanding stock-based compensation awards is applicable only in periods when we have net income attributable to Designer Brands Inc.

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share attributable to Designer Brands Inc.:

	Three months ended		Six months ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Weighted average basic shares outstanding	49,109	57,162	48,678	57,313
Dilutive effect of stock-based compensation awards	625	1,414	—	1,665
Weighted average diluted shares outstanding	49,734	58,576	48,678	58,978

For the three months ended August 2, 2025 and August 3, 2024, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 8.8 million and 4.1 million, respectively. For the six months ended August 2, 2025 and August 3, 2024, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect was 7.5 million and 3.6 million, respectively.

6. STOCK-BASED COMPENSATION

For the three months ended August 2, 2025 and August 3, 2024, we recorded stock-based compensation expense of $6.0 million and $5.8 million, respectively. For the six months ended August 2, 2025 and August 3, 2024, we recorded stock-based compensation expense of $12.1 million and $11.4 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations.

The following table summarizes the restricted stock units ("RSU") activity for the six months ended August 2, 2025:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	4,743	1,013
Granted	6,389	880
Vested	(1,103)	(269)
Forfeited	(821)	(497)
Outstanding - end of period	9,208	1,127

7. SHAREHOLDERS' EQUITY

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

The following table provides additional information for our common shares:

(in thousands)	August 2, 2025		February 1, 2025		August 3, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	94,698	7,733	93,113	7,733	92,982	7,733
Outstanding shares	41,796	7,733	40,211	7,733	47,757	7,733
Treasury shares	52,902	—	52,902	—	45,225	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	August 2, 2025	February 1, 2025	August 3, 2024
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$23,210	$25,030	$24,405
Receivables without payment guarantee	11,849	11,213	10,983
Other receivables	21,462	14,579	14,731
Total receivables	56,521	50,822	50,119
Allowance for credit losses	(846)	(451)	(448)
	$55,675	$50,371	$49,671

9. PROPERTY AND LEASES

During the six months ended August 2, 2025, we commenced operations of a new distribution center, which resulted in an additional operating lease of $22.4 million and additional finance leases for equipment of $32.5 million.

PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(dollars in thousands)	Useful Life (years)	August 2, 2025	February 1, 2025	August 3, 2024
Land	Indefinite	$1,110	$1,110	$1,110
Buildings	39	12,485	12,485	12,485
Building and leasehold improvements	3-20 or the lease term if shorter	464,606	457,795	454,508
Furniture, fixtures and equipment	3-15	465,549	463,120	460,374
Software	3-5	207,677	203,415	201,369
Finance leased equipment	3-10 or the lease term if shorter	32,482	—	—
Construction-in-progress		11,362	11,222	8,289
Total property and equipment		1,195,271	1,149,147	1,138,135
Accumulated depreciation and amortization		(968,130)	(940,948)	(921,822)
		$227,141	$208,199	$216,313

LEASES

The following table presents the classification and amounts for operating and finance leases on the condensed consolidated balance sheets:

(in thousands)	Classification	August 2, 2025	February 1, 2025	August 3, 2024
Assets:
Operating lease assets	Operating lease assets	$716,685	$701,621	$723,818
Finance lease assets	Property and equipment, net	$31,008	$—	$—
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$157,212	$159,924	$156,394
Finance lease liabilities	Accrued expenses	$3,199	$—	$—
Non-current:
Operating lease liabilities	Non-current operating lease liabilities	$646,431	$635,076	$653,416
Finance lease liabilities	Other non-current liabilities	$28,913	$—	$—

The following table presents supplemental cash flow information related to leases:

	Six months ended
(in thousands)	August 2, 2025	August 3, 2024
Cash paid for lease liabilities:
Operating cash flows for operating leases	$107,287	$104,185
Operating cash flows for finance leases	$463	$—
Financing cash flows for finance leases	$370	$—
Non-cash activities:
Operating lease liabilities arising from lease asset additions	$36,617	$10,818
Finance lease liabilities arising from lease asset additions	$32,482	$—
Net increase to operating lease assets and lease liabilities for modifications	$53,788	$65,435

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	August 2, 2025	February 1, 2025	August 3, 2024
Gift cards	$24,168	$28,963	$25,345
Accrued compensation and related expenses	20,875	16,969	31,579
Accrued taxes	26,989	22,843	23,721
Customer returns and allowances	17,667	18,053	19,247
Reward programs deferred revenue	12,918	14,126	14,554
Other	67,716	51,199	46,709
	$170,333	$152,153	$161,155

11. DEBT

Debt consisted of the following:

(in thousands)	August 2, 2025	February 1, 2025	August 3, 2024
ABL Revolver	$397,914	$370,090	$342,280
Term Loan	123,000	126,375	129,750
Total debt	520,914	496,465	472,030
Less unamortized Term Loan debt issuance costs	(4,571)	(5,430)	(6,306)
Less current maturities of long-term debt	(6,750)	(6,750)	(6,750)
Long-term debt	$509,593	$484,285	$458,974

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes borrowings of $30.0 million under a first-in last-out term loan ("FILO Term Loan"), which may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of August 2, 2025, the revolving line of credit (excluding the

FILO Term Loan) had a borrowing base of $476.2 million, with $367.9 million in outstanding borrowings and $4.0 million in letters of credit issued, resulting in $104.3 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month, or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.5%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 6.7% as of August 2, 2025, commitment fees, and the amortization of debt issuance costs.

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

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 11.4% (effective interest rate of 12.8% when including the amortization of debt issuance costs) as of August 2, 2025.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month of 2.50 to 1.00, calculated on a trailing twelve-month basis. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and the Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of August 2, 2025, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

12. COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings that are incidental to the conduct of our business. Although it is not possible to predict with certainty the eventual outcome of any litigation, we believe the amount of any potential liability with respect to current legal proceedings will not be material to our results of operations or financial condition. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period. We are also involved in certain legal matters in which we have agreed to settlement terms with the plaintiffs, and such matters are fully covered under our insurance policies and accordingly all associated legal fees and settlement costs will be paid by the insurer. As a result, we have recorded accrued expenses for the estimated settlement obligations with corresponding receivables on the condensed consolidated balance sheets. As additional information becomes available, we will assess any potential liabilities related to pending litigation and revise the estimates as needed.

13. SEGMENT REPORTING

Our three reportable segments, which are also operating segments, are the U.S. Retail segment, the Canada Retail segment, and the Brand Portfolio segment. We have determined that the Chief Operating Decision Maker ("CODM") is our Chief Executive Officer.

The following tables provide certain financial data by segment reconciled to the condensed consolidated financial statements (total assets by segment are not presented in the table below as the CODM does not evaluate, manage, or measure segment performance using total assets):

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
Three Months Ended August 2, 2025
Net sales:
External customer sales	$610,926	$75,077	$53,759	$739,762
Intersegment sales	—	—	19,398	19,398
Segment net sales	610,926	75,077	73,157	759,160
Elimination of intersegment net sales				(19,398)
Consolidated net sales				$739,762
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(346,404)	(40,127)	(54,649)
Store selling expenses	(75,634)	(10,379)	—
Occupancy costs	(66,400)	(9,101)	(913)
Marketing	(30,377)	(1,262)	(3,959)
Distribution and fulfillment costs	(12,602)	(1,368)	(2,817)
Personnel overhead costs	(9,707)	(2,630)	(11,261)
Depreciation and amortization	(8,012)	(1,121)	(1,775)
Other expense items(1)	(1,579)	(591)	(3,967)
Plus income from equity investments	—	—	2,578
Segment operating profit (loss)	$60,211	$8,498	$(3,606)	65,103
Net recognition of intersegment activity				4,953
Corporate shared service costs(2)				(42,007)
Impairment charges(2)				(1,466)
Consolidated operating profit				26,583
Interest expense, net				(11,667)
Non-operating expenses, net				(78)
Income before income taxes				$14,838
Cash paid for segment property and equipment	$6,592	$1,437	$399	$8,428

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
Three months ended August 3, 2024
Net sales:
External customer sales	$641,694	$74,797	$55,409	$771,900
Intersegment sales	—	—	40,584	40,584
Segment net sales	641,694	74,797	95,993	812,484
Elimination of intersegment net sales				(40,584)
Consolidated net sales				$771,900
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(358,778)	(39,710)	(69,358)
Store selling expenses	(78,205)	(10,354)	—
Occupancy costs	(66,806)	(8,716)	(1,870)
Marketing	(29,868)	(1,449)	(7,094)
Distribution and fulfillment costs	(9,886)	(1,243)	(2,836)
Personnel overhead costs	(11,231)	(2,725)	(13,285)
Depreciation and amortization	(8,086)	(1,210)	(1,687)
Other expense items(1)	(1,261)	(338)	(4,487)
Plus income from equity investments	—	—	2,571
Segment operating profit (loss)	$77,573	$9,052	$(2,053)	84,572
Net elimination of intersegment activity				(5,089)
Corporate shared service costs(2)				(50,894)
Consolidated operating profit				28,589
Interest expense, net				(11,035)
Non-operating expenses, net				(109)
Income before income taxes				$17,445
Cash paid for segment property and equipment	$6,137	$2,806	$12	$8,955

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
Six months ended August 2, 2025
Net sales:
External customer sales	$1,184,166	$128,982	$113,523	$1,426,671
Intersegment sales	—	—	55,532	55,532
Segment net sales	1,184,166	128,982	169,055	1,482,203
Elimination of intersegment net sales				(55,532)
Consolidated net sales				$1,426,671
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(676,848)	(68,628)	(123,876)
Store selling expenses	(149,831)	(19,686)	—
Occupancy costs	(131,110)	(18,103)	(2,109)
Marketing	(64,045)	(2,340)	(7,757)
Distribution and fulfillment costs	(23,672)	(2,599)	(5,796)
Personnel overhead costs	(20,060)	(5,639)	(23,628)
Depreciation and amortization	(15,890)	(2,263)	(3,535)
Other expense items(1)	(2,891)	(861)	(8,374)
Plus income from equity investments	—	—	5,005
Segment operating profit (loss)	$99,819	$8,863	$(1,015)	107,667
Net recognition of intersegment activity				5,208
Corporate shared service costs(2)				(89,135)
Impairment charges(2)				(4,419)
Consolidated operating profit				19,321
Interest expense, net				(23,535)
Non-operating expenses, net				(70)
Loss before income taxes				$(4,284)
Cash paid for segment property and equipment	$11,411	$2,493	$1,043	$14,947

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
Six months ended August 3, 2024
Net sales:
External customer sales	$1,263,061	$130,309	$125,126	$1,518,496
Intersegment sales	—	—	74,997	74,997
Segment net sales	1,263,061	130,309	200,123	1,593,493
Elimination of intersegment net sales				(74,997)
Consolidated net sales				$1,518,496
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(705,737)	(68,848)	(140,011)
Store selling expenses	(155,777)	(19,453)	—
Occupancy costs	(131,974)	(16,609)	(3,586)
Marketing	(65,140)	(2,404)	(15,454)
Distribution and fulfillment costs	(20,521)	(2,520)	(5,427)
Personnel overhead costs	(23,457)	(5,539)	(29,020)
Depreciation and amortization	(16,145)	(2,211)	(3,361)
Other expense items(1)	(2,536)	(505)	(8,796)
Plus income from equity investments	—	—	5,435
Segment operating profit (loss)	$141,774	$12,220	$(97)	153,897
Net elimination of intersegment activity				(9,337)
Corporate shared service costs(2)				(106,589)
Consolidated operating profit				37,971
Interest expense, net				(22,596)
Non-operating expenses, net				(252)
Income before income taxes				$15,123
Cash paid for segment property and equipment	$12,088	$4,922	$414	$17,424

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For the second quarter of 2025, net sales decreased 4.2% with a decrease in total comparable sales of 5.0% when compared to the same period last year. Gross profit as a percentage of net sales for the second quarter of 2025 was 43.7%, a decrease of 30 basis points when compared to the same period last year as margin rates were down for all segments.

EFFECTS OF MACROECONOMIC CONDITIONS AND TARIFFS

Macroeconomic conditions influenced by uncertain tariff policies, volatility in stock market indices, elevated interest rates, persistent inflationary pressures, changes in employment levels, and geopolitical unrest continue to create a complex and challenging retail environment. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. These macroeconomic conditions have had a negative impact on our operating results and liquidity during the first half of 2025 and we may continue to experience the impact of decreased consumer demand for our products and lower direct-to-consumer traffic. We have enacted certain mitigating actions, including alignment of inventory with current demand levels, expense and capital expenditure reductions, and accelerating sourcing diversification efforts. Although we have made progress in addressing certain macroeconomic conditions, our mitigating actions are not necessarily complete and they should be viewed as part of the process in which we will continue to better align our cost structure with our operating results. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, including from one of our quarterly reporting periods to the next, or the full impact such circumstances could have on our business. These factors ultimately could require us to enact further mitigating operating efficiency measures that could have a material adverse effect on our business, results of operations, and liquidity.

Following its January 2025 inauguration, the U.S. administration has taken action to increase tariffs assessed on most products imported into the U.S. The numerous announcements of changes to and delays of tariff policies has introduced heightened uncertainty regarding the future of global trade and the impact to our cost structure. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with the majority of our units sourced from Asia. In addition to the merchandise sourced through our Brand Portfolio segment, our U.S. Retail and Canada Retail segments also source merchandise from domestic third-party suppliers, with many of these suppliers importing a large portion of their merchandise from Asia. We are closely monitoring this situation and evaluating the actions we have taken and additional actions we may take in the future, including cost mitigation measures and price adjustments. For our Brand Portfolio segment, we have accelerated our sourcing diversification efforts by rebalancing and optimizing where we source from to mitigate the risk, maximize flexibility, and decrease costs. However, sourcing diversification could result in product quality issues, higher product costs, and/or not being able to source the quantity desired on a timely basis and there can be no assurance that we will be able to fully mitigate the impact of such tariffs or new tariffs in Asia or elsewhere.

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

FINANCIAL SUMMARY AND OTHER KEY METRICS

For the three months ended August 2, 2025:
•Net sales decreased to $739.8 million from $771.9 million for the same period last year.
•Gross profit as a percentage of net sales was 43.7% compared to 44.0% for the same period last year.
•Net income attributable to Designer Brands Inc. was $10.8 million, or $0.22 per diluted share, which included net after-tax charges of $5.9 million, or $0.12 per diluted share, primarily related to restructuring costs and impairment charges. For the three months ended August 3, 2024, net income attributable to Designer Brands Inc. was $13.8 million, or $0.24 per diluted share, which included net after-tax charges of $3.2 million, or $0.05 per diluted share, primarily related to restructuring, integration, and acquisition costs.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	Three months ended
	August 2, 2025	August 3, 2024
Change in comparable sales:
U.S. Retail segment	(4.9)%	(1.1)%
Canada Retail segment	(0.6)%	(3.1)%
Brand Portfolio segment - direct-to-consumer channel	(29.2)%	(7.0)%
Total	(5.0)%	(1.4)%

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

Number of Stores- As of August 2, 2025 and August 3, 2024, we had the following number of stores:

	August 2, 2025	August 3, 2024
U.S. Retail segment - DSW stores	493	499
Canada Retail segment:
The Shoe Co. stores	121	123
Rubino stores	28	28
DSW stores	26	26
	175	177
Total number of stores	668	676

RESULTS OF OPERATIONS

SECOND QUARTER OF 2025 COMPARED WITH SECOND QUARTER OF 2024

(amounts in thousands, except per share amounts)	Three months ended
	August 2, 2025		August 3, 2024		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$739,762	100.0%	$771,900	100.0%	$(32,138)	(4.2)%
Cost of sales	(416,829)	(56.3)	(432,351)	(56.0)	15,522	(3.6)%
Gross profit	322,933	43.7	339,549	44.0	(16,616)	(4.9)%
Operating expenses	(297,462)	(40.2)	(313,531)	(40.6)	16,069	(5.1)%
Income from equity investments	2,578	0.3	2,571	0.3	7	0.3%
Impairment charges	(1,466)	(0.2)	—	—	(1,466)	NM
Operating profit	26,583	3.6	28,589	3.7	(2,006)	(7.0)%
Interest expense, net	(11,667)	(1.6)	(11,035)	(1.5)	(632)	5.7%
Non-operating expenses, net	(78)	—	(109)	—	31	(28.4)%
Income before income taxes	14,838	2.0	17,445	2.2	(2,607)	(14.9)%
Income tax provision	(3,557)	(0.5)	(3,363)	(0.4)	(194)	5.8%
Net income	11,281	1.5	14,082	1.8	(2,801)	(19.9)%
Net income attributable to redeemable noncontrolling interest	(454)	—	(258)	—	(196)	76.0%
Net income attributable to Designer Brands Inc.	$10,827	1.5%	$13,824	1.8%	$(2,997)	(21.7)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.22		$0.24		$(0.02)	(8.3)%
Diluted earnings per share	$0.22		$0.24		$(0.02)	(8.3)%
Weighted average shares used in per share calculations:
Basic shares	49,109		57,162		(8,053)	(14.1)%
Diluted shares	49,734		58,576		(8,842)	(15.1)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Three months ended
(dollars in thousands)	August 2, 2025		August 3, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$610,926	80.5%	$641,694	79.0%	$(30,768)	(4.8)%	(4.9)%
Canada Retail	75,077	9.9	74,797	9.2	280	0.4%	(0.6)%
Brand Portfolio	73,157	9.6	95,993	11.8	(22,836)	(23.8)%	(29.2)%
Total segment net sales	759,160	100.0%	812,484	100.0%	(53,324)	(6.6)%	(5.0)%
Elimination of intersegment net sales	(19,398)		(40,584)		21,186	(52.2)%
Consolidated net sales	$739,762		$771,900		$(32,138)	(4.2)%

For the three months ended August 2, 2025, net sales decreased in the U.S. Retail segment primarily driven by a decline in comparable sales, largely driven by lower comparable transactions of approximately 7% due to reduced traffic, partially offset by an increase in comparable average sales amounts per transaction. Net sales also decreased by approximately $6.0 million in the U.S. Retail segment due to net store closures since the end of the second quarter of 2024, offset by a similar amount due to an increase in shipping revenue and other non-product sales activity. Net sales increased slightly in the Canada Retail segment driven by the addition of Rubino, partially offset by the small decline in comparable sales. The decrease in net sales for the Brand Portfolio segment was primarily due to lower revenue from wholesale activity of $22.6 million (excluding Topo wholesale) as retail customers and the U.S. Retail segment pulled back on orders, partially offset by a $4.2 million increase in net sales from strong Topo wholesale activity, with the remainder of the decrease from direct-to-consumer sales, primarily from our Vince Camuto e-commerce site.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	August 2, 2025		August 3, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$264,522	43.3%	$282,916	44.1%	$(18,394)	(6.5)%	(80)
Canada Retail	34,950	46.6%	35,087	46.9%	(137)	(0.4)%	(30)
Brand Portfolio	18,508	25.3%	26,635	27.7%	(8,127)	(30.5)%	(240)
Total segment gross profit	317,980	41.9%	344,638	42.4%	(26,658)	(7.7)%	(50)
Net recognition (elimination) of intersegment gross profit	4,953		(5,089)		10,042
Consolidated gross profit	$322,933	43.7%	$339,549	44.0%	$(16,616)	(4.9)%	(30)

The decrease in gross profit for the U.S. Retail segment was primarily driven by the decrease in net sales during the three months ended August 2, 2025 over the same period last year and at lower margin rates. Gross profit as a percentage of net sales decreased for the U.S. Retail segment when compared to the same period last year primarily due to promotional activity, partially offset by lower shipping expense. The slight decrease in gross profit as a percentage of net sales for the Canada Retail segment was primarily due to the Rubino banner, which has lower margin rates. The decrease in gross profit for the Brand Portfolio segment was primarily due to lower net sales as retail customers pulled back on orders. Gross profit as a percentage of net sales decreased for the Brand Portfolio segment primarily due to the deleverage on lower net sales on mostly fixed royalty expenses.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	August 2, 2025	August 3, 2024
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(19,398)	$(40,584)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	13,785	28,174
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	10,566	7,321
	$4,953	$(5,089)

OPERATING EXPENSES

The following table summarizes operating expenses by segment:

	Three months ended
(dollars in thousands)	August 2, 2025		August 3, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating expenses:
U.S. Retail	$204,311	33.4%	$205,343	32.0%	$(1,032)	(0.5)%	140
Canada Retail	26,452	35.2%	26,035	34.8%	417	1.6%	40
Brand Portfolio	24,692	33.8%	31,259	32.6%	(6,567)	(21.0)%	120
Total segment operating expenses	255,455	33.6%	262,637	32.3%	(7,182)	(2.7)%	130
Corporate	42,007		50,894		(8,887)	(17.5)%
Consolidated operating expenses	$297,462	40.2%	$313,531	40.6%	$(16,069)	(5.1)%	(40)

For the three months ended August 2, 2025, operating expenses decreased in the U.S. Retail segment primarily due to lower store selling expenses and personnel overhead costs of $4.1 million in line with lower net sales, partially offset by an increase in distribution and fulfillment costs with the addition of our new distribution center. Operating expenses as a percentage of net sales increased in the U.S. Retail segment due to the deleverage impact of lower net sales. Operating expenses increased slightly in the Canada Retail segment primarily due to the addition of Rubino. Operating expenses decreased in the Brand Portfolio segment primarily due to a $3.1 million decrease in marketing expenses with the remaining decrease primarily due to lower personnel overhead and other costs, in line with lower sales. Operating expenses as a percentage of net sales in the Brand Portfolio segment increased due to the deleverage impact of lower net sales. Operating expenses decreased for corporate shared services primarily due to lower professional fees.

IMPAIRMENT CHARGES

During the three months ended August 2, 2025, we recorded an impairment charge of $1.5 million due to an underperforming store in the U.S.

OPERATING PROFIT

The following table summarizes operating profit (loss) by segment:

	Three months ended
(dollars in thousands)	August 2, 2025		August 3, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating profit (loss):
U.S. Retail	$60,211	9.9%	$77,573	12.1%	$(17,362)	(22.4)%	(220)
Canada Retail	8,498	11.3%	9,052	12.1%	(554)	(6.1)%	(80)
Brand Portfolio	(3,606)	(4.9)%	(2,053)	(2.1)%	(1,553)	75.6%	(280)
Total segment operating profit	65,103	8.6%	84,572	10.4%	(19,469)	(23.0)%	(180)
Corporate/eliminations	(38,520)		(55,983)		17,463	(31.2)%
Consolidated operating profit	$26,583	3.6%	$28,589	3.7%	$(2,006)	(7.0)%	(10)

For the three months ended August 2, 2025, operating profit for the U.S. Retail segment decreased due to lower gross profit, slightly offset by lower operating expenses. For the Brand Portfolio segment, the increase in operating loss was due to the decrease in gross profit, partially offset by lower operating expenses. Corporate/eliminations were favorable to consolidated operating profit due to lower corporate operating expenses and favorable intersegment activity, partially offset by higher impairment charges when compared to the same period last year. These factors led to a decrease in consolidated operating profit for the three months ended August 2, 2025 as compared the same period last year.

SIX MONTHS OF 2025 COMPARED WITH SIX MONTHS OF 2024

(amounts in thousands, except per share amounts)	Six months ended
	August 2, 2025		August 3, 2024		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$1,426,671	100.0%	$1,518,496	100.0%	$(91,825)	(6.0)%
Cost of sales	(808,612)	(56.7)	(848,936)	(55.9)	40,324	(4.7)%
Gross profit	618,059	43.3	669,560	44.1	(51,501)	(7.7)%
Operating expenses	(599,324)	(42.0)	(637,024)	(42.0)	37,700	(5.9)%
Income from equity investments	5,005	0.4	5,435	0.4	(430)	(7.9)%
Impairment charges	(4,419)	(0.3)	—	—	(4,419)	NM
Operating profit	19,321	1.4	37,971	2.5	(18,650)	(49.1)%
Interest expense, net	(23,535)	(1.7)	(22,596)	(1.5)	(939)	4.2%
Non-operating expenses, net	(70)	—	(252)	—	182	(72.2)%
Income (loss) before income taxes	(4,284)	(0.3)	15,123	1.0	(19,407)	NM
Income tax provision	(1,571)	(0.1)	(156)	—	(1,415)	907.1%
Net income (loss)	(5,855)	(0.4)	14,967	1.0	(20,822)	NM
Net income attributable to redeemable noncontrolling interest	(742)	(0.1)	(360)	—	(382)	106.1%
Net income (loss) attributable to Designer Brands Inc.	$(6,597)	(0.5)%	$14,607	1.0%	$(21,204)	NM
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$(0.14)		$0.25		$(0.39)	NM
Diluted earnings (loss) per share	$(0.14)		$0.25		$(0.39)	NM
Weighted average shares used in per share calculations:
Basic shares	48,678		57,313		(8,635)	(15.1)%
Diluted shares	48,678		58,978		(10,300)	(17.5)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Six months ended
(dollars in thousands)	August 2, 2025		August 3, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$1,184,166	79.9%	$1,263,061	79.3%	$(78,895)	(6.2)%	(6.1)%
Canada Retail	128,982	8.7	130,309	8.2	(1,327)	(1.0)%	(4.4)%
Brand Portfolio	169,055	11.4	200,123	12.5	(31,068)	(15.5)%	(28.1)%
Total segment net sales	1,482,203	100.0%	1,593,493	100.0%	(111,290)	(7.0)%	(6.4)%
Elimination of intersegment net sales	(55,532)		(74,997)		19,465	(26.0)%
Consolidated net sales	$1,426,671		$1,518,496		$(91,825)	(6.0)%

For the six months ended August 2, 2025, net sales decreased in the U.S. Retail segment primarily driven by the decline in comparable sales, largely driven by lower comparable transactions of approximately 9% due to reduced traffic, partially offset by an increase in comparable average sales amounts per transaction. Net sales also decreased by approximately $10.0 million in the U.S. Retail segment due to net store closures since the end of the second quarter of 2024, offset by a similar amount due to an increase in shipping revenue and other non-product sales activity. Net sales decreased in the Canada Retail segment driven by a decline in comparable sales of $5.5 million, also due to lower traffic, and the unfavorable impact from foreign currency translation of $2.4 million, partially offset by an increase in net sales with the addition of Rubino. The decrease in net sales for the Brand Portfolio segment was primarily due to lower revenue from wholesale activity of $32.5 million (excluding Topo wholesale) as retail customers and the U.S. Retail segment pulled back on orders, partially offset by a $10.0 million increase in net sales from strong Topo wholesale activity, with the remaining decrease from direct-to-consumer sales, primarily from our Vince Camuto e-commerce site.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Six months ended
(dollars in thousands)	August 2, 2025		August 3, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$507,318	42.8%	$557,324	44.1%	$(50,006)	(9.0)%	(130)
Canada Retail	60,354	46.8%	61,461	47.2%	(1,107)	(1.8)%	(40)
Brand Portfolio	45,179	26.7%	60,112	30.0%	(14,933)	(24.8)%	(330)
Total segment gross profit	612,851	41.3%	678,897	42.6%	(66,046)	(9.7)%	(130)
Net recognition (elimination) of intersegment gross profit	5,208		(9,337)		14,545
Consolidated gross profit	$618,059	43.3%	$669,560	44.1%	$(51,501)	(7.7)%	(80)

The decrease in gross profit for the U.S. Retail segment was primarily driven by the decrease in net sales during the six months ended August 2, 2025 over the same period last year and at lower margin rates. Gross profit as a percentage of net sales decreased for the U.S. Retail segment when compared to the same period last year primarily due to an increase in promotional activity and a change in mix of products sold. The decrease in gross profit for the Canada Retail segment was primarily driven by the decrease in net sales during the six months ended August 2, 2025 over the same period last year and at lower margin rates. Gross profit as a percentage of net sales decreased for the Canada Retail segment for the six months ended August 2, 2025 over the same period last year primarily due to the Rubino banner, which has lower margin rates. The decrease in gross profit for the Brand Portfolio segment was primarily due to lower sales to customers as retail customers pulled back on orders. Gross profit as a percentage of net sales decreased for the Brand Portfolio segment primarily due to unfavorable customer mix and the deleverage of fixed royalty expenses on lower net sales.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Six months ended
(in thousands)	August 2, 2025	August 3, 2024
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(55,532)	$(74,997)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	39,599	52,267
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	21,141	13,393
	$5,208	$(9,337)

OPERATING EXPENSES

The following table summarizes operating expenses by segment:

	Six months ended
(dollars in thousands)	August 2, 2025		August 3, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating expenses:
U.S. Retail	$407,499	34.4%	$415,550	32.9%	$(8,051)	(1.9)%	150
Canada Retail	51,491	39.9%	49,241	37.8%	2,250	4.6%	210
Brand Portfolio	51,199	30.3%	65,644	32.8%	(14,445)	(22.0)%	(250)
Total segment operating expenses	510,189	34.4%	530,435	33.3%	(20,246)	(3.8)%	110
Corporate	89,135		106,589		(17,454)	(16.4)%
Consolidated operating expenses	$599,324	42.0%	$637,024	42.0%	$(37,700)	(5.9)%	—

For the six months ended August 2, 2025, operating expenses decreased in the U.S. Retail segment primarily due to lower store selling expenses and personnel overhead costs of $9.3 million in line with lower net sales, partially offset by an increase in distribution and fulfillment costs with the addition of our new distribution center. Operating expenses as a percentage of net sales increased in the U.S. Retail segment due to the deleverage impact of lower net sales. Operating expenses increased in the Canada Retail segment primarily due to the addition of Rubino. Operating expenses as a percentage of net sales in the Canada Retail segment increased due to lower net sales on higher operating expenses. Operating expenses decreased in the Brand Portfolio segment primarily due to a $7.7 million decrease in marketing expenses with the remaining decrease primarily due to lower personnel overhead and other costs, in line with lower sales. Operating expenses as a percentage of net sales decreased in the Brand Portfolio segment as the decline in operating expenses leveraged even with lower net sales. Operating expenses decreased for corporate shared services primarily due to lower professional fees as well as a decrease in incentive compensation.

IMPAIRMENT CHARGES

During the six months ended August 2, 2025, we recorded impairment charges to long-lived assets of $1.5 million due to an underperforming store in the U.S. and $1.0 million due to underperforming stores in Canada. Also during the six months ended August 2, 2025, we recorded a $2.0 million impairment charge for an interest in an equity security without a readily determinable fair value held at cost, which resulted in no remaining value due to the lack of liquidity and the deterioration in the business prospects of the investee. There were no impairment charges for the same period last year.

OPERATING PROFIT

The following table summarizes operating profit (loss) by segment:

	Six months ended
(dollars in thousands)	August 2, 2025		August 3, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating profit (loss):
U.S. Retail	$99,819	8.4%	$141,774	11.2%	$(41,955)	(29.6)%	(280)
Canada Retail	8,863	6.9%	12,220	9.4%	(3,357)	(27.5)%	(250)
Brand Portfolio	(1,015)	(0.6)%	(97)	—%	(918)	946.4%	(60)
Total segment operating profit	107,667	7.3%	153,897	9.7%	(46,230)	(30.0)%	(240)
Corporate/eliminations	(88,346)		(115,926)		27,580	(23.8)%
Consolidated operating profit	$19,321	1.4%	$37,971	2.5%	$(18,650)	(49.1)%	(110)

For the six months ended August 2, 2025, operating profit for the U.S. Retail segment decreased due to lower gross profit partially offset by lower operating expenses, whereas operating profit for the Canada Retail segment decreased due to lower gross profit and higher operating expenses. Corporate/eliminations were favorable to consolidated operating profit due to lower corporate operating expenses and favorable intersegment activity, partially offset by higher impairment charges when compared to the same period last year. These factors led to a decrease in consolidated operating profit for the six months ended August 2, 2025 as compared to the same period last year.

INCOME TAXES

For the six months ended August 2, 2025 and August 3, 2024, our effective tax rate was negative 36.7% and positive 1.0%, respectively. The effective tax rate for the six months ended August 2, 2025 differed from the statutory rate primarily due to the impact of permanent non-deductible compensation, which resulted in a negative effective tax rate. The effective tax rate for the six months ended August 3, 2024 differed from the statutory rate primarily due to discrete tax benefits recognized, primarily the release of tax reserves no longer deemed necessary and state tax planning initiatives, partially offset by the impact of permanent non-deductible compensation.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy, and withstand unanticipated business volatility, including the impacts of the current macroeconomic conditions on our results of operations. We believe that cash generated from our operations, together with our current levels of cash, as well as the availability under our ABL Revolver, are sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures, and meet our debt service obligations over the next 12 months and beyond. As discussed above in the "Executive Overview and Trends in Our Business" section under the heading "Effects of Macroeconomic Conditions and Tariffs," current macroeconomic conditions have had a negative impact on our operating results and liquidity during the first half of 2025 and we may continue to experience the impact of decreased consumer demand for our products. Future impacts are unknown at this time and could have a material adverse effect on our business, operations, results of operations, and liquidity.

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Six months ended
(in thousands)	August 2, 2025	August 3, 2024	Change
Net cash provided by operating activities	$1,077	$21,898	$(20,821)
Net cash used in investing activities	(18,669)	(41,471)	22,802
Net cash provided by financing activities	16,482	9,627	6,855
Effect of exchange rate changes on cash balances	1,295	(393)	1,688
Net increase (decrease) in cash and cash equivalents	$185	$(10,339)	$10,524

OPERATING CASH FLOWS

The decrease in net cash provided by operating activities was due to the net loss recognized during the six months ended August 2, 2025 as compared to the net income recognized during the same period last year and the receipt of income tax refunds of over $40.0 million during the six months ended August 3, 2024, partially offset by improved working capital management as we adjusted inventories in line with the decline in operating results.

INVESTING CASH FLOWS

The decrease in net cash used in investing activities for the six months ended August 2, 2025 as compared to the same period last year was primarily due to the reduction in capital expenditures of $12.7 million in line with the decline in operating results along with the impact of the acquisition of Rubino of over $16.0 million during the six months ended August 3, 2024.

FINANCING CASH FLOWS

For the six months ended August 2, 2025, net cash provided by financing activities increased due to the repurchase of 2.7 million Class A common shares at an aggregate cost of $18.0 million during the six months ended August 3, 2024, partially offset by a decrease in net borrowings from our ABL Revolver of approximately $13.0 million when compared to the same period last year.

DEBT

ABL Revolver- The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes borrowings of $30.0 million under a FILO Term Loan, which may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver, which matures in 2027, may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of August 2, 2025, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $476.2 million, with $367.9 million in outstanding borrowings and $4.0 million in letters of credit issued, resulting in $104.3 million available for borrowings.

Term Loan- On June 23, 2023, we entered into a Term Loan, which matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028). As of August 2, 2025, the Term Loan had an outstanding balance of $123.0 million.

Debt Covenants- The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month of 2.50 to 1.00, calculated on a trailing twelve-month basis. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of August 2, 2025, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Refer to Note 11, Debt, of the condensed consolidated financial statements of this Form 10-Q for further information about our debt arrangements.

PLANS FOR CAPITALIZED COSTS

During 2025, we expect to spend approximately $35.0 million to $45.0 million that will be capitalized for property and equipment and implementation costs for cloud computing arrangements accounted for as service contracts, $21.5 million of which was spent during the six months ended August 2, 2025. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

RECENT ACCOUNTING PRONOUNCEMENT

The information related to a recent accounting pronouncement as set forth in Note 1, Description of Business and Significant Accounting Policies - Recently Issued Accounting Pronouncement, of the condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets- In 2024, we performed a quantitative impairment test for the goodwill assigned to the U.S. Retail, Keds, Rubino, and Topo reporting units as of our fourth quarter measurement date. We determined for each of the reporting units that the fair value was in excess of their carrying value and a 10% decrease in fair value would not result in an impairment. Also in 2024, we performed a quantitative impairment test of our indefinite-lived tradenames for Keds, The Shoe Co., and Rubino as of our fourth quarter measurement date. We determined that the fair value of each of the indefinite-lived tradenames was in excess of the carrying value and a 10% decrease in fair value would not result in an impairment charge. Due to the current macroeconomic conditions with the continued softness in consumer demand, growing concerns of a potential recession, the evolving trade policies and volatility in our stock price, there is a higher level of uncertainty associated with the assumptions used in our impairment tests. Although we do not believe it is more likely than not that we have an impairment of goodwill or other indefinite-lived tradenames as of August 2, 2025, we will continue to monitor these macroeconomic conditions, including the potential impacts from new tariffs or trade restrictions, which could adversely affect the financial performance and valuation of our reporting units and indefinite-lived intangible tradename assets. Should these conditions lead to a significant decline in projected financial results, there could be material impairment charges related to these assets in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Form 10-Q, that such disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following its January 2025 inauguration, the U.S. administration has taken action to increase tariffs assessed on most products imported into the U.S. The numerous announcements of changes to and delays of tariff policies has introduced heightened uncertainty regarding the future of global trade and the impact to our cost structure. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with the majority of our units sourced from Asia. In addition to the merchandise sourced through our Brand Portfolio segment, our U.S. Retail and Canada Retail segments also source merchandise from domestic third-party suppliers, with many of these suppliers importing a large portion of their merchandise from Asia. We are closely monitoring this situation and evaluating the actions we have taken and additional actions we may take in the future, including cost mitigation measures and price adjustments. For our Brand Portfolio segment, we have accelerated our sourcing diversification efforts by rebalancing and optimizing where we source from to mitigate the risk, maximize flexibility, and decrease costs. However, sourcing diversification could result in product quality issues, higher product costs, and/or not being able to source the quantity desired on a timely basis and there can be no assurance that we will be able to fully mitigate the impact of such tariffs or new tariffs in Asia or elsewhere. Future impacts from macroeconomic conditions and tariffs are unknown at this time and could have a material adverse effect on our business, results of operations, and liquidity. Unfavorable developments may result in future write-downs or adjustments to inventories, receivables, the valuation allowance on deferred tax assets, and may also negatively impact the fair value of our reporting units, indefinite-lived tradenames, and long-lived assets, which could result in us recording impairment charges for amounts below their carrying value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization, with $19.7 million of Class A common shares that remain authorized for repurchase under the program as of August 2, 2025. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under this share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions. During the six months ended August 2, 2025, no Class A common shares were repurchased.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. It is anticipated that dividends will continue to be declared on a quarterly basis.

RESTRICTIONS

The ABL Revolver and the Term Loan contain customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

During the three months ended August 2, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

AMENDMENT TO NONQUALIFIED DEFERRED COMPENSATION PLAN

On September 4, 2025, the Board approved an Amendment (the "Plan Amendment") to the Designer Brands Inc. (f/k/a DSW Inc.) Nonqualified Deferred Compensation Plan, as amended and restated effective December 1, 2023 (the "Plan"). The Plan Amendment suspends the Plan so that no new deferrals will be accepted under the Plan, effective for Plan Years (as defined in the Plan) commencing after 2025 and continuing indefinitely (unless and until otherwise determined by the Plan Administrator, as defined in the Plan). A copy of the Plan Amendment is filed as Exhibit 10.1 to this Form 10-Q, and this description is qualified in its entirety by reference to the full text of the exhibit.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.1#*	Amendment dated as of September 4, 2025 to the Nonqualified Deferred Compensation Plan (as Amended and Restated).	-	-	-	-
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith
#    Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	September 9, 2025	By:	/s/ Jared A. Poff
Jared A. Poff
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer and duly authorized officer)