Form 10-Q
period 2025-11-01
Designer Brands Inc.
filed 2025-12-09
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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

Number of shares outstanding of each of the registrant's classes of common stock, as of December 2, 2025: 41,903,371 Class A common shares and 7,732,721 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended November 1, 2025 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)	Three months ended		Nine months ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$752,411	$777,194	$2,179,082	$2,295,690
Cost of sales	(412,792)	(443,379)	(1,221,404)	(1,292,315)
Gross profit	339,619	333,815	957,678	1,003,375
Operating expenses	(300,056)	(296,827)	(899,380)	(933,851)
Income from equity investments	3,100	3,584	8,105	9,019
Impairment charges	—	(17,756)	(4,419)	(17,756)
Operating profit	42,663	22,816	61,984	60,787
Interest expense, net	(11,420)	(11,565)	(34,955)	(34,161)
Non-operating expenses, net	(34)	(260)	(104)	(512)
Income before income taxes	31,209	10,991	26,925	26,114
Income tax benefit (provision)	(11,891)	2,223	(13,462)	2,067
Net income	19,318	13,214	13,463	28,181
Net income attributable to redeemable noncontrolling interest	(1,103)	(202)	(1,845)	(562)
Net income attributable to Designer Brands Inc.	$18,215	$13,012	$11,618	$27,619
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.37	$0.25	$0.24	$0.50
Diluted earnings per share	$0.35	$0.24	$0.23	$0.48
Weighted average shares used in per share calculations:
Basic shares	49,556	52,083	48,971	55,570
Diluted shares	51,532	53,486	49,998	57,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)	Three months ended		Nine months ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income	$19,318	$13,214	$13,463	$28,181
Other comprehensive income (loss) - Foreign currency translation gain (loss)	(1,310)	(527)	2,197	(2,407)
Comprehensive income	18,008	12,687	15,660	25,774
Comprehensive income attributable to redeemable noncontrolling interest	(1,103)	(202)	(1,845)	(562)
Comprehensive income attributable to Designer Brands Inc.	$16,905	$12,485	$13,815	$25,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	November 1, 2025	February 1, 2025	November 2, 2024
ASSETS
Current assets:
Cash and cash equivalents	$51,352	$44,752	$36,227
Receivables, net	64,376	50,371	70,570
Inventories	620,008	599,751	637,012
Prepaid expenses and other current assets	36,623	39,950	56,864
Total current assets	772,359	734,824	800,673
Property and equipment, net	221,081	208,199	212,206
Operating lease assets	701,895	701,621	707,544
Goodwill	130,607	130,386	130,649
Intangible assets, net	81,090	84,639	85,854
Deferred tax assets	37,672	43,324	39,656
Equity investments	59,940	56,761	53,358
Other assets	48,345	49,470	50,824
Total assets	$2,052,989	$2,009,224	$2,080,764
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$249,421	$271,524	$238,040
Accrued expenses	180,580	152,153	167,601
Current maturities of long-term debt	6,750	6,750	6,750
Current operating lease liabilities	173,510	159,924	155,220
Total current liabilities	610,261	590,351	567,611
Long-term debt	463,089	484,285	529,551
Non-current operating lease liabilities	628,084	635,076	644,303
Other non-current liabilities	48,671	17,737	17,521
Total liabilities	1,750,105	1,727,449	1,758,986
Commitments and contingencies
Redeemable noncontrolling interest	4,317	3,284	3,272
Shareholders' equity:
Common shares paid in-capital, no par value	1,058,486	1,045,002	1,041,480
Treasury shares, at cost	(833,351)	(833,355)	(833,355)
Retained earnings	82,286	77,895	118,427
Accumulated other comprehensive loss	(8,854)	(11,051)	(8,046)
Total shareholders' equity	298,567	278,491	318,506
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,052,989	$2,009,224	$2,080,764

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three months ended November 1, 2025
Balance, August 2, 2025	41,796	7,733	52,902	$1,055,199	$(833,351)	$66,493	$(7,544)	$280,797
Net income attributable to Designer Brands Inc.	—	—	—	—	—	18,215	—	18,215
Stock-based compensation activity	80	—	—	3,287	—	—	—	3,287
Dividends ($0.05 per share)	—	—	—	—	—	(2,422)	—	(2,422)
Foreign currency translation loss	—	—	—	—	—	—	(1,310)	(1,310)
Balance, November 1, 2025	41,876	7,733	52,902	$1,058,486	$(833,351)	$82,286	$(8,854)	$298,567
Three months ended November 2, 2024
Balance, August 3, 2024	47,757	7,733	45,225	$1,038,061	$(782,771)	$107,774	$(7,519)	$355,545
Net income attributable to Designer Brands Inc.	—	—	—	—	—	13,012	—	13,012
Stock-based compensation activity	60	—	—	3,419	—	—	—	3,419
Repurchase of Class A common shares	(7,677)	—	7,677	—	(50,584)	—	—	(50,584)
Dividends ($0.05 per share)	—	—	—	—	—	(2,359)	—	(2,359)
Foreign currency translation loss	—	—	—	—	—	—	(527)	(527)
Balance, November 2, 2024	40,140	7,733	52,902	$1,041,480	$(833,355)	$118,427	$(8,046)	$318,506
Nine months ended November 1, 2025
Balance, February 1, 2025	40,211	7,733	52,902	$1,045,002	$(833,355)	$77,895	$(11,051)	$278,491
Net income attributable to Designer Brands Inc.	—	—	—	—	—	11,618	—	11,618
Stock-based compensation activity	1,665	—	—	13,484	—	—	—	13,484
Dividends ($0.15 per share)	—	—	—	—	—	(7,227)	—	(7,227)
Foreign currency translation gain	—	—	—	—	—	—	2,197	2,197
Other	—	—	—	—	4	—	—	4
Balance, November 1, 2025	41,876	7,733	52,902	$1,058,486	$(833,351)	$82,286	$(8,854)	$298,567
Nine months ended November 2, 2024
Balance, February 3, 2024	49,491	7,733	42,560	$1,030,765	$(764,802)	$98,896	$(5,639)	$359,220
Net income attributable to Designer Brands Inc.	—	—	—	—	—	27,619	—	27,619
Stock-based compensation activity	991	—	—	10,715	—	—	—	10,715
Repurchase of Class A common shares	(10,342)	—	10,342	—	(68,553)	—	—	(68,553)
Dividends ($0.15 per share)	—	—	—	—	—	(8,088)	—	(8,088)
Foreign currency translation loss	—	—	—	—	—	—	(2,407)	(2,407)
Balance, November 2, 2024	40,140	7,733	52,902	$1,041,480	$(833,355)	$118,427	$(8,046)	$318,506

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(unaudited and in thousands)	November 1, 2025	November 2, 2024
Cash flows from operating activities:
Net income	$13,463	$28,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,379	48,575
Stock-based compensation expense	15,446	14,990
Deferred income taxes	6,329	(405)
Income from equity investments	(8,105)	(9,019)
Distributions received from equity investments	9,367	11,532
Impairment charges	4,419	17,756
Other	(276)	875
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	(13,937)	(35,549)
Income tax receivable	—	44,476
Inventories	(18,674)	(60,254)
Prepaid expenses and other current assets	5,242	16,384
Accounts payable	(20,500)	(55,202)
Accrued expenses	25,937	(788)
Operating lease assets and liabilities, net	4,517	(9,415)
Net cash provided by operating activities	67,607	12,137
Cash flows from investing activities:
Cash paid for property and equipment	(25,784)	(38,910)
Cash paid for business acquisitions	—	(16,144)
Other	(1,916)	4,362
Net cash used in investing activities	(27,700)	(50,692)
Cash flows from financing activities:
Borrowing on revolving credit facility	713,143	1,089,662
Payments on revolving credit facility	(730,557)	(976,623)
Payments for borrowings under Term Loan	(5,063)	(5,065)
Cash paid for treasury shares	—	(68,553)
Dividends paid	(7,227)	(8,088)
Cash paid for taxes for stock-based compensation shares withheld	(1,962)	(4,275)
Other	(2,387)	(903)
Net cash provided by (used in) financing activities	(34,053)	26,155
Effect of exchange rate changes on cash balances	746	(546)
Net increase (decrease) in cash and cash equivalents	6,600	(12,946)
Cash and cash equivalents, beginning of period	44,752	49,173
Cash and cash equivalents, end of period	$51,352	$36,227
Supplemental disclosures:
Net cash received for income taxes	$2,622	$46,882
Cash paid for interest on debt	$30,080	$31,288
Property and equipment purchases not yet paid	$2,599	$5,113
Contribution of intangible asset to equity investment	$2,700	$—

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

Severance- During the three months ended November 1, 2025 and November 2, 2024, we incurred severance costs of $3.2 million and $1.2 million, respectively. During the nine months ended November 1, 2025 and November 2, 2024, we incurred severance costs of $7.3 million and $5.5 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations and no amounts were material to any individual reportable segment. As of November 1, 2025, February 1, 2025 and November 2, 2024, we had $3.8 million, $1.3 million and $2.0 million, respectively, of severance liability included in accrued expenses on the condensed consolidated balance sheets.

Income Taxes- For the nine months ended November 1, 2025, we used the discrete effective tax method to calculate our interim income tax expense. The discrete method is used when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We determined that using the discrete method is more appropriate at this time due to the high degree of uncertainty in estimating annual pretax earnings as we are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, or the full impact such circumstances could have on our business.

For the three months ended November 1, 2025 and November 2, 2024, our effective tax rate was positive 38.1% and negative 20.2%, respectively, and for the nine months ended November 1, 2025 and November 2, 2024, our effective tax rate was positive 50.0% and negative 7.9%, respectively. The positive effective tax rate for the nine months ended November 1, 2025 differed from the statutory rate primarily due to the impact of permanent non-deductible compensation. The negative effective tax rate for the nine months ended November 2, 2024 was due to discrete tax benefits recognized, primarily related to the release of tax reserves no longer deemed necessary and state tax planning initiatives, which partially offset the tax calculated on income before income taxes at statutory rates.

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

Impairments- During the nine months ended November 1, 2025, we recorded impairment charges to long-lived assets of $1.5 million due to an underperforming U.S. Retail segment store and $1.0 million due to underperforming Canada Retail segment stores, and to a cost-basis investment of $2.0 million due to an interest in an equity security without a readily determinable fair value held at cost, which resulted in no remaining value due to the lack of liquidity and the deterioration in the business prospects of the investee. During the three and nine months ended November 2, 2024, we recorded impairment charges to long-lived assets of $9.2 million due to a vacated leased corporate office, $1.0 million due to an underperforming Canada Retail segment store and $0.6 million due to an underperforming U.S. Retail segment store, and to our equity investment ownership interest in Le Tigre of $7.0 million, resulting in no remaining value, due to the inability of Le Tigre to generate earnings with expected future losses.

Recently Issued Accounting Pronouncements- In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Income Statement Expense Disaggregation Disclosures, which requires disaggregated disclosures for specific cost and expense categories such as inventory purchases, employee compensation, depreciation, and amortization, as well as other disclosures. ASU 2024-03 is effective either on a retrospective basis to all prior periods presented or on a prospective basis beginning with our 2027 Annual Report on Form 10-K and subsequent interim periods. We are currently evaluating the impact of adopting ASU 2024-03 to the notes of the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates accounting consideration of software project development stages and instead requires capitalization to begin when management authorizes and commits to funding the project and it is probable the software will be completed and used as intended. ASU 2025-06 is effective for us in the first quarter of 2028 and early adoption is permitted either on a retrospective, prospective, or modified prospective approach. We are currently evaluating the impact of ASU 2025-06 on the consolidated financial statements and related disclosures.

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

The following table presents net sales disaggregated by product and service categories for each segment:

	Three months ended		Nine months ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales:
U.S. Retail segment:
Non-athletic footwear:
Women's	$280,712	$293,205	$836,702	$905,283
Men's	76,088	77,405	232,292	241,579
Kids'	24,188	25,307	68,002	70,832
Athletic footwear	188,557	185,297	547,065	558,692
Accessories and other	40,917	34,281	110,567	102,170
	610,462	615,495	1,794,628	1,878,556
Canada Retail segment:
Non-athletic footwear:
Women's	26,835	30,246	77,708	83,229
Men's	9,832	10,446	28,547	28,981
Kids'	5,445	5,508	11,894	12,219
Athletic footwear	31,855	33,679	79,473	80,433
Accessories and other	3,312	3,625	8,639	8,951
	77,279	83,504	206,261	213,813
Brand Portfolio segment:
Wholesale	89,826	96,166	236,535	265,428
Direct-to consumer	10,841	13,877	31,008	41,696
Other	1,256	1,449	3,435	4,491
	101,923	111,492	270,978	311,615
Total segment net sales	789,664	810,491	2,271,867	2,403,984
Elimination of intersegment sales	(37,253)	(33,297)	(92,785)	(108,294)
Total net sales	$752,411	$777,194	$2,179,082	$2,295,690

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and reward programs:

	Three months ended		Nine months ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Gift cards:
Beginning of period	$24,168	$25,345	$28,963	$31,662
Gift cards redeemed and breakage recognized to net sales	(12,114)	(11,740)	(40,827)	(43,768)
Gift cards issued	10,651	10,074	34,569	35,785
End of period	$22,705	$23,679	$22,705	$23,679

	Three months ended		Nine months ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Reward programs:
Beginning of period	$12,918	$14,554	$14,126	$15,971
Reward certificates redeemed and expired and other adjustments recognized to net sales	(6,440)	(6,735)	(20,351)	(23,029)
Deferred revenue for reward points issued	6,294	7,466	18,997	22,343
End of period	$12,772	$15,285	$12,772	$15,285

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors (the "Board"), and members of his family (the "Schottenstein Affiliates"). As of November 1, 2025, the Schottenstein Affiliates beneficially owned approximately 30% of the Company's outstanding common shares, representing approximately 66% of the combined voting power, consisting of, in the aggregate, 7.1 million Class A common shares and 7.7 million Class B common shares.

The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. For the three months ended November 1, 2025 and November 2, 2024, we recorded rent expense from the leases with Schottenstein Affiliates of $1.7 million and $1.8 million, respectively. For the nine months ended November 1, 2025 and November 2, 2024, we recorded rent expense from the leases with Schottenstein Affiliates of $5.2 million and $5.4 million, respectively. As of November 1, 2025, February 1, 2025 and November 2, 2024, we had related party current operating lease liabilities of $4.7 million, $4.5 million and $4.0 million, respectively, and non-current operating lease liabilities of $14.2 million, $13.4 million and $17.7 million, respectively.

Other Purchases and Services and Due to Related Parties- Amounts for other purchases and services we incurred from the Schottenstein Affiliates and the amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-CAMUTO

We have a 40.0% ownership interest in ABG-Camuto, LLC ("ABG-Camuto"). We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For both the three months ended November 1, 2025 and November 2, 2024, we recorded royalty expense for amounts paid to ABG-Camuto of $4.8 million. For both the nine months ended November 1, 2025 and November 2, 2024, we recorded royalty expense for amounts paid to ABG-Camuto of $14.4 million.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings per share attributable to Designer Brands Inc.:

	Three months ended		Nine months ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Weighted average basic shares outstanding	49,556	52,083	48,971	55,570
Dilutive effect of stock-based compensation awards	1,976	1,403	1,027	1,546
Weighted average diluted shares outstanding	51,532	53,486	49,998	57,116

For the three months ended November 1, 2025 and November 2, 2024, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 2.7 million and 4.0 million, respectively. For the nine months ended November 1, 2025 and November 2, 2024, the number of shares relating to potentially dilutive stock-based compensation awards that were excluded from the computation of diluted earnings per share due to their anti-dilutive effect was 3.2 million and 3.6 million, respectively.

6. STOCK-BASED COMPENSATION

For the three months ended November 1, 2025 and November 2, 2024, we recorded stock-based compensation expense of $3.4 million and $3.6 million, respectively. For the nine months ended November 1, 2025 and November 2, 2024, we recorded stock-based compensation expense of $15.4 million and $15.0 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations.

The following table summarizes the restricted stock units ("RSU") activity for the nine months ended November 1, 2025:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	4,743	1,013
Granted	6,566	897
Vested	(1,186)	(269)
Forfeited	(1,241)	(564)
Outstanding - end of period	8,882	1,077

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

The following table provides additional information for our common shares:

(in thousands)	November 1, 2025		February 1, 2025		November 2, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	94,778	7,733	93,113	7,733	93,042	7,733
Outstanding shares	41,876	7,733	40,211	7,733	40,140	7,733
Treasury shares	52,902	—	52,902	—	52,902	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

DIVIDENDS

On November 20, 2025, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on December 19, 2025 to shareholders of record at the close of business on December 5, 2025.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	November 1, 2025	February 1, 2025	November 2, 2024
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$34,331	$25,030	$47,032
Receivables without payment guarantee	9,946	11,213	9,664
Other receivables	20,916	14,579	14,300
Total receivables	65,193	50,822	70,996
Allowance for credit losses	(817)	(451)	(426)
	$64,376	$50,371	$70,570

9. PROPERTY AND LEASES

During the nine months ended November 1, 2025, we commenced operations of a new distribution center, which resulted in an additional operating lease of $22.4 million and additional finance leases for equipment of $32.8 million.

PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(dollars in thousands)	Useful Life (years)	November 1, 2025	February 1, 2025	November 2, 2024
Land	Indefinite	$1,110	$1,110	$1,110
Buildings	39	12,485	12,485	12,485
Building and leasehold improvements	3-20 or the lease term if shorter	471,671	457,795	458,125
Furniture, fixtures and equipment	3-15	468,480	463,120	461,087
Software	3-5	208,400	203,415	202,851
Finance leased equipment	3-10 or the lease term if shorter	32,827	—	—
Construction-in-progress		5,924	11,222	10,059
Total property and equipment		1,200,897	1,149,147	1,145,717
Accumulated depreciation and amortization		(979,816)	(940,948)	(933,511)
		$221,081	$208,199	$212,206

LEASES

The following table presents the classification and amounts for operating and finance leases on the condensed consolidated balance sheets:

(in thousands)	Classification	November 1, 2025	February 1, 2025	November 2, 2024
Assets:
Operating lease assets	Operating lease assets	$701,895	$701,621	$707,544
Finance lease assets	Property and equipment, net	$30,431	$—	$—
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$173,510	$159,924	$155,220
Finance lease liabilities	Accrued expenses	$2,879	$—	$—
Non-current:
Operating lease liabilities	Non-current operating lease liabilities	$628,084	$635,076	$644,303
Finance lease liabilities	Other non-current liabilities	$28,542	$—	$—

The following table presents supplemental cash flow information related to leases:

	Nine months ended
(in thousands)	November 1, 2025	November 2, 2024
Cash paid for lease liabilities:
Operating cash flows for operating leases	$145,517	$157,435
Operating cash flows for finance leases	$1,660	$—
Financing cash flows for finance leases	$1,405	$—
Non-cash activities:
Operating lease liabilities arising from lease asset additions	$41,393	$10,818
Finance lease liabilities arising from lease asset additions	$32,827	$—
Net increase to operating lease assets and lease liabilities for modifications	$74,199	$100,678

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	November 1, 2025	February 1, 2025	November 2, 2024
Gift cards	$22,705	$28,963	$23,679
Accrued compensation and related expenses	25,124	16,969	28,368
Accrued taxes	30,990	22,843	24,144
Customer returns and allowances	18,978	18,053	20,990
Reward programs deferred revenue	12,772	14,126	15,285
Other	70,011	51,199	55,135
	$180,580	$152,153	$167,601

11. DEBT

Debt consisted of the following:

(in thousands)	November 1, 2025	February 1, 2025	November 2, 2024
ABL Revolver	$352,676	$370,090	$414,109
Term Loan	121,313	126,375	128,063
Total debt	473,989	496,465	542,172
Less unamortized Term Loan debt issuance costs	(4,150)	(5,430)	(5,871)
Less current maturities of long-term debt	(6,750)	(6,750)	(6,750)
Long-term debt	$463,089	$484,285	$529,551

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023 and June 23, 2023. The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes borrowings of $30.0 million under a first-in last-out term loan ("FILO Term Loan"), which may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver matures in March 2027 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of November 1, 2025, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $493.6 million, with $322.7 million in outstanding borrowings and $4.0 million in letters of credit issued, resulting in $166.9 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month, or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.5%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 6.3% as of November 1, 2025, commitment fees, and the amortization of debt issuance costs.

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

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 11.1% (effective interest rate of 12.5% when including the amortization of debt issuance costs) as of November 1, 2025.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month of 2.50 to 1.00, calculated on a trailing twelve-month basis. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and the Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the cure periods, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of November 1, 2025, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

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

The following tables provide certain financial data by segment reconciled to the condensed consolidated financial statements (total assets by segment are not presented in the table below as the CODM does not evaluate, manage, or measure segment performance using total assets):

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
Three Months Ended November 1, 2025
Net sales:
External customer sales	$610,462	$77,279	$64,670	$752,411
Intersegment sales	—	—	37,253	37,253
Segment net sales	610,462	77,279	101,923	789,664
Elimination of intersegment net sales				(37,253)
Consolidated net sales				$752,411
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(334,827)	(42,939)	(72,955)
Store selling expenses	(74,166)	(10,598)	—
Occupancy costs	(67,717)	(9,153)	(1,151)
Marketing	(36,243)	(2,128)	(3,333)
Distribution and fulfillment costs	(12,514)	(1,189)	(3,147)
Personnel overhead costs	(9,662)	(2,641)	(9,844)
Depreciation and amortization	(8,003)	(1,319)	(1,793)
Other expense items(1)	(1,128)	(556)	(4,544)
Plus income from equity investments	—	—	3,100
Segment operating profit	$66,202	$6,756	$8,256	81,214
Net recognition of intersegment activity				676
Corporate shared service costs(2)				(39,227)
Impairment charges(2)				—
Consolidated operating profit				42,663
Interest expense, net				(11,420)
Non-operating expenses, net				(34)
Income before income taxes				$31,209
Cash paid for segment property and equipment	$6,102	$1,985	$388	$8,475

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
Three months ended November 2, 2024
Net sales:
External customer sales	$615,495	$83,504	$78,195	$777,194
Intersegment sales	—	—	33,297	33,297
Segment net sales	615,495	83,504	111,492	810,491
Elimination of intersegment net sales				(33,297)
Consolidated net sales				$777,194
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(351,111)	(46,323)	(80,179)
Store selling expenses	(75,489)	(11,030)	—
Occupancy costs	(66,237)	(8,789)	(1,298)
Marketing	(34,777)	(2,135)	(4,122)
Distribution and fulfillment costs	(10,165)	(1,155)	(2,728)
Personnel overhead costs	(8,180)	(2,116)	(10,502)
Depreciation and amortization	(7,913)	(1,203)	(1,709)
Other expense items(1)	(1,116)	(275)	(6,791)
Plus income from equity investments	—	—	3,584
Segment operating profit	$60,507	$10,478	$7,747	78,732
Net recognition of intersegment activity				937
Corporate shared service costs(2)				(39,097)
Impairment charges(2)				(17,756)
Consolidated operating profit				22,816
Interest expense, net				(11,565)
Non-operating expenses, net				(260)
Income before income taxes				$10,991
Cash paid for segment property and equipment	$5,594	$1,187	$1,385	$8,166

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
Nine months ended November 1, 2025
Net sales:
External customer sales	$1,794,628	$206,261	$178,193	$2,179,082
Intersegment sales	—	—	92,785	92,785
Segment net sales	1,794,628	206,261	270,978	2,271,867
Elimination of intersegment net sales				(92,785)
Consolidated net sales				$2,179,082
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(1,011,675)	(111,567)	(196,831)
Store selling expenses	(223,997)	(30,284)	—
Occupancy costs	(198,827)	(27,256)	(3,260)
Marketing	(100,288)	(4,468)	(11,090)
Distribution and fulfillment costs	(36,186)	(3,788)	(8,943)
Personnel overhead costs	(29,722)	(8,280)	(33,472)
Depreciation and amortization	(23,893)	(3,582)	(5,328)
Other expense items(1)	(4,019)	(1,417)	(12,918)
Plus income from equity investments	—	—	8,105
Segment operating profit	$166,021	$15,619	$7,241	188,881
Net recognition of intersegment activity				5,884
Corporate shared service costs(2)				(128,362)
Impairment charges(2)				(4,419)
Consolidated operating profit				61,984
Interest expense, net				(34,955)
Non-operating expenses, net				(104)
Income before income taxes				$26,925
Cash paid for segment property and equipment	$17,513	$4,478	$1,431	$23,422

(in thousands)	U.S. Retail	Canada Retail	Brand Portfolio	Total
Nine months ended November 2, 2024
Net sales:
External customer sales	$1,878,556	$213,813	$203,321	$2,295,690
Intersegment sales	—	—	108,294	108,294
Segment net sales	1,878,556	213,813	311,615	2,403,984
Elimination of intersegment net sales				(108,294)
Consolidated net sales				$2,295,690
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(1,056,848)	(115,171)	(220,190)
Store selling expenses	(231,266)	(30,483)	—
Occupancy costs	(198,211)	(25,398)	(4,884)
Marketing	(99,917)	(4,539)	(19,576)
Distribution and fulfillment costs	(30,686)	(3,675)	(8,155)
Personnel overhead costs	(31,637)	(7,655)	(39,522)
Depreciation and amortization	(24,058)	(3,414)	(5,070)
Other expense items(1)	(3,652)	(780)	(15,587)
Plus income from equity investments	—	—	9,019
Segment operating profit	$202,281	$22,698	$7,650	232,629
Net elimination of intersegment activity				(8,400)
Corporate shared service costs(2)				(145,686)
Impairment charges(2)				(17,756)
Consolidated operating profit				60,787
Interest expense, net				(34,161)
Non-operating expenses, net				(512)
Income before income taxes				$26,114
Cash paid for segment property and equipment	$17,682	$6,109	$1,799	$25,590

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For the third quarter of 2025, net sales decreased 3.2% with a decrease in total comparable sales of 2.4% when compared to the same period last year. Gross profit as a percentage of net sales for the third quarter of 2025 was 45.1%, an increase of 210 basis points when compared to the same period last year.

EFFECTS OF MACROECONOMIC CONDITIONS AND TARIFFS

Macroeconomic conditions influenced by uncertain tariff policies, stock market indices, interest rates, inflation and employment levels, along with geopolitical unrest, continue to persist and create a challenging retail environment. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. These macroeconomic conditions have had a negative impact on our operating results and liquidity during 2025 and we may continue to experience the impact of decreased consumer demand for our products and lower direct-to-consumer traffic. We have enacted certain mitigating actions, including alignment of inventory with current demand levels, expense and capital expenditure reductions, and accelerating sourcing diversification efforts. Although we have made progress in mitigating the impacts of certain macroeconomic conditions, our actions are not necessarily complete and they should be viewed as part of the process in which we will continue our efforts to better align our cost structure with our operating results. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, including from one of our quarterly reporting periods to the next, or the full impact such circumstances could have on our business. These factors ultimately could require us to enact further mitigating operating efficiency measures that could have a material adverse effect on our business, results of operations, and liquidity.

Following its January 2025 inauguration, the U.S. administration has taken action to increase tariffs assessed on most products imported into the U.S. The numerous announcements of changes to and delays of tariff policies has introduced heightened uncertainty regarding the future of global trade and the impact to our cost structure. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with the majority of our units sourced from Asia. In addition to the merchandise sourced through our Brand Portfolio segment, our U.S. Retail and Canada Retail segments also source merchandise from domestic third-party suppliers, with many of these suppliers importing a large portion of their merchandise from Asia. We are closely monitoring this situation and evaluating the actions we have taken and additional actions we may take in the future, including cost mitigation measures and price adjustments. For our Brand Portfolio segment, we have adjusted our sourcing diversification by optimizing where we source from to mitigate the risk, maximize flexibility, and decrease costs. However, sourcing diversification could result in product quality issues, higher product costs, and/or not being able to source the quantity desired on a timely basis and there can be no assurance that we will be able to fully mitigate the impact of such tariffs or new tariffs in Asia or elsewhere.

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

FINANCIAL SUMMARY AND OTHER KEY METRICS

For the three months ended November 1, 2025:
•Net sales decreased to $752.4 million from $777.2 million for the same period last year.
•Gross profit as a percentage of net sales was 45.1% compared to 43.0% for the same period last year.
•Net income attributable to Designer Brands Inc. was $18.2 million, or $0.35 per diluted share, which included net after-tax charges of $1.4 million, or $0.03 per diluted share, primarily related to restructuring costs. For the three months ended November 2, 2024, net income attributable to Designer Brands Inc. was $13.0 million, or $0.24 per diluted share, which included net after-tax charges of $1.5 million, or $0.03 per diluted share, primarily related to impairment charges.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	Three months ended
	November 1, 2025	November 2, 2024
Change in comparable sales:
U.S. Retail segment	(1.5)%	(2.8)%
Canada Retail segment	(6.6)%	(4.6)%
Brand Portfolio segment - direct-to-consumer channel	(21.5)%	(7.5)%
Total	(2.4)%	(3.1)%

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

Number of Stores- As of November 1, 2025 and November 2, 2024, we had the following number of stores:

	November 1, 2025	November 2, 2024
U.S. Retail segment - DSW stores	497	496
Canada Retail segment:
The Shoe Co. stores	120	125
Rubino stores	28	28
DSW stores	27	26
	175	179
Total number of stores	672	675

RESULTS OF OPERATIONS

THIRD QUARTER OF 2025 COMPARED WITH THIRD QUARTER OF 2024

(amounts in thousands, except per share amounts)	Three months ended
	November 1, 2025		November 2, 2024		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$752,411	100.0%	$777,194	100.0%	$(24,783)	(3.2)%
Cost of sales	(412,792)	(54.9)	(443,379)	(57.0)	30,587	(6.9)%
Gross profit	339,619	45.1	333,815	43.0	5,804	1.7%
Operating expenses	(300,056)	(39.9)	(296,827)	(38.2)	(3,229)	1.1%
Income from equity investments	3,100	0.5	3,584	0.5	(484)	(13.5)%
Impairment charges	—	—	(17,756)	(2.3)	17,756	NM
Operating profit	42,663	5.7	22,816	2.9	19,847	87.0%
Interest expense, net	(11,420)	(1.5)	(11,565)	(1.5)	145	(1.3)%
Non-operating expenses, net	(34)	—	(260)	—	226	(86.9)%
Income before income taxes	31,209	4.2	10,991	1.4	20,218	184.0%
Income tax benefit (provision)	(11,891)	(1.6)	2,223	0.3	(14,114)	NM
Net income	19,318	2.6	13,214	1.7	6,104	46.2%
Net income attributable to redeemable noncontrolling interest	(1,103)	(0.2)	(202)	—	(901)	446.0%
Net income attributable to Designer Brands Inc.	$18,215	2.4%	$13,012	1.7%	$5,203	40.0%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.37		$0.25		$0.12	48.0%
Diluted earnings per share	$0.35		$0.24		$0.11	45.8%
Weighted average shares used in per share calculations:
Basic shares	49,556		52,083		(2,527)	(4.9)%
Diluted shares	51,532		53,486		(1,954)	(3.7)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Three months ended
(dollars in thousands)	November 1, 2025		November 2, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$610,462	77.3%	$615,495	75.9%	$(5,033)	(0.8)%	(1.5)%
Canada Retail	77,279	9.8	83,504	10.3	(6,225)	(7.5)%	(6.6)%
Brand Portfolio	101,923	12.9	111,492	13.8	(9,569)	(8.6)%	(21.5)%
Total segment net sales	789,664	100.0%	810,491	100.0%	(20,827)	(2.6)%	(2.4)%
Elimination of intersegment net sales	(37,253)		(33,297)		(3,956)	11.9%
Consolidated net sales	$752,411		$777,194		$(24,783)	(3.2)%

For the three months ended November 1, 2025, net sales decreased in the U.S. Retail segment over the same period last year primarily driven by a decline in comparable sales of $9.0 million, largely driven by lower comparable transactions of approximately 8% due to reduced traffic, partially offset by an increase in comparable average sales amounts per transaction. The decline in comparable sales was partially offset by an increase in non-product sales activity. Net sales decreased in the Canada Retail segment primarily driven by a decline in comparable sales, also due to lower traffic. The decrease in net sales for the Brand Portfolio segment was primarily due to a shift in timing of wholesale revenue from the third quarter to the fourth quarter in the current year.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	November 1, 2025		November 2, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$275,635	45.2%	$264,384	43.0%	$11,251	4.3%	220
Canada Retail	34,340	44.4%	37,181	44.5%	(2,841)	(7.6)%	(10)
Brand Portfolio	28,968	28.4%	31,313	28.1%	(2,345)	(7.5)%	30
Total segment gross profit	338,943	42.9%	332,878	41.1%	6,065	1.8%	180
Net recognition of intersegment gross profit	676		937		(261)
Consolidated gross profit	$339,619	45.1%	$333,815	43.0%	$5,804	1.7%	210

For the three months ended November 1, 2025, the increase in gross profit for the U.S. Retail segment over the same period last year was primarily driven by the higher margin rates but on lower net sales. Gross profit as a percentage of net sales increased for the U.S. Retail segment when compared to the same period last year primarily due to significantly lower promotional activity and higher penetration of non-product sales activities. The decrease in gross profit for the Canada Retail segment was primarily driven by the decrease in net sales. The decrease in gross profit for the Brand Portfolio segment was primarily due to lower net sales, partially offset by slightly higher margin rates due to product mix.

The net recognition of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	November 1, 2025	November 2, 2024
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(37,253)	$(33,297)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	28,929	23,823
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	9,000	10,411
	$676	$937

OPERATING EXPENSES

The following table summarizes operating expenses by segment:

	Three months ended
(dollars in thousands)	November 1, 2025		November 2, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating expenses:
U.S. Retail	$209,433	34.3%	$203,877	33.1%	$5,556	2.7%	120
Canada Retail	27,584	35.7%	26,703	32.0%	881	3.3%	370
Brand Portfolio	23,812	23.4%	27,150	24.4%	(3,338)	(12.3)%	(100)
Total segment operating expenses	260,829	33.0%	257,730	31.8%	3,099	1.2%	120
Corporate	39,227		39,097		130	0.3%
Consolidated operating expenses	$300,056	39.9%	$296,827	38.2%	$3,229	1.1%	170

For the three months ended November 1, 2025, operating expenses increased in the U.S. Retail segment over the same period last year primarily due to higher distribution and fulfillment costs with the addition of our new distribution center. Operating expenses as a percentage of net sales increased in the U.S. Retail segment due to the deleverage impact of lower net sales. Operating expenses as a percentage of net sales increased in the Canada Retail segment due to the deleverage impact of lower net sales. Operating expenses decreased in the Brand Portfolio segment primarily due to managing costs in response to lower net sales, which resulted in lower operating expenses as a percentage of net sales. Operating expenses were relatively flat for corporate shared services primarily due to lower personnel and other costs offsetting higher severance charges and the impact of an incentive compensation accrual reversal recorded in the same period last year.

IMPAIRMENT CHARGES

There were no impairment charges for the three months ended November 1, 2025. During the three months ended November 2, 2024, we recorded impairment charges of $17.8 million including charges to long-lived assets with $9.2 million due to a vacated leased corporate office, $1.0 million due to an underperforming Canada Retail segment store and $0.6 million due to an underperforming U.S. Retail segment store, and to our equity investment ownership interest in Le Tigre of $7.0 million, resulting in no remaining value, due to the inability of Le Tigre to generate earnings with expected future losses.

OPERATING PROFIT

The following table summarizes operating profit by segment:

	Three months ended
(dollars in thousands)	November 1, 2025		November 2, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating profit:
U.S. Retail	$66,202	10.8%	$60,507	9.8%	$5,695	9.4%	100
Canada Retail	6,756	8.7%	10,478	12.5%	(3,722)	(35.5)%	(380)
Brand Portfolio	8,256	8.1%	7,747	6.9%	509	6.6%	120
Total segment operating profit	81,214	10.3%	78,732	9.7%	2,482	3.2%	60
Corporate/eliminations	(38,551)		(55,916)		17,365	(31.1)%
Consolidated operating profit	$42,663	5.7%	$22,816	2.9%	$19,847	87.0%	280

For the three months ended November 1, 2025, operating profit for the U.S. Retail segment increased over the same period last year due to higher gross profit, slightly offset by higher operating expenses. Operating profit for the Canada Retail segment decreased due to lower gross profit. Operating profit for the Brand Portfolio segment increased due to lower operating expenses partially offset by lower gross profit. Corporate/eliminations were favorable to consolidated operating profit due to impairment charges incurred last year. These factors led to an increase in consolidated operating profit for the three months ended November 1, 2025 as compared the same period last year.

INCOME TAXES

For the three months ended November 1, 2025 and November 2, 2024, our effective tax rate was positive 38.1% and negative 20.2%, respectively. The effective tax rate for the three months ended November 1, 2025 differed from the statutory rate primarily due to the impact of permanent non-deductible compensation. The negative effective tax rate for the three months ended November 2, 2024 is the result of the change from a positive tax rate through the second quarter of 2024 to a negative rate through the third quarter of 2024.

NINE MONTHS OF 2025 COMPARED WITH NINE MONTHS OF 2024

(amounts in thousands, except per share amounts)	Nine months ended
	November 1, 2025		November 2, 2024		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$2,179,082	100.0%	$2,295,690	100.0%	$(116,608)	(5.1)%
Cost of sales	(1,221,404)	(56.1)	(1,292,315)	(56.3)	70,911	(5.5)%
Gross profit	957,678	43.9	1,003,375	43.7	(45,697)	(4.6)%
Operating expenses	(899,380)	(41.3)	(933,851)	(40.7)	34,471	(3.7)%
Income from equity investments	8,105	0.4	9,019	0.4	(914)	(10.1)%
Impairment charges	(4,419)	(0.2)	(17,756)	(0.8)	13,337	(75.1)%
Operating profit	61,984	2.8	60,787	2.6	1,197	2.0%
Interest expense, net	(34,955)	(1.6)	(34,161)	(1.5)	(794)	2.3%
Non-operating expenses, net	(104)	—	(512)	—	408	(79.7)%
Income before income taxes	26,925	1.2	26,114	1.1	811	3.1%
Income tax benefit (provision)	(13,462)	(0.6)	2,067	0.1	(15,529)	NM
Net income	13,463	0.6	28,181	1.2	(14,718)	(52.2)%
Net income attributable to redeemable noncontrolling interest	(1,845)	(0.1)	(562)	—	(1,283)	228.3%
Net income attributable to Designer Brands Inc.	$11,618	0.5%	$27,619	1.2%	$(16,001)	(57.9)%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.24		$0.50		$(0.26)	(52.0)%
Diluted earnings per share	$0.23		$0.48		$(0.25)	(52.1)%
Weighted average shares used in per share calculations:
Basic shares	48,971		55,570		(6,599)	(11.9)%
Diluted shares	49,998		57,116		(7,118)	(12.5)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Nine months ended
(dollars in thousands)	November 1, 2025		November 2, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
U.S. Retail	$1,794,628	79.0%	$1,878,556	78.1%	$(83,928)	(4.5)%	(4.6)%
Canada Retail	206,261	9.1	213,813	8.9	(7,552)	(3.5)%	(5.2)%
Brand Portfolio	270,978	11.9	311,615	13.0	(40,637)	(13.0)%	(25.9)%
Total segment net sales	2,271,867	100.0%	2,403,984	100.0%	(132,117)	(5.5)%	(5.1)%
Elimination of intersegment net sales	(92,785)		(108,294)		15,509	(14.3)%
Consolidated net sales	$2,179,082		$2,295,690		$(116,608)	(5.1)%

For the nine months ended November 1, 2025, net sales decreased in the U.S. Retail segment over the same period last year primarily driven by the decline in comparable sales, largely driven by lower comparable transactions of approximately 9% due to reduced traffic, partially offset by an increase in comparable average sales amounts per transaction. Net sales also decreased by approximately $13.0 million in the U.S. Retail segment due to net store closures since the end of the third quarter of 2024, which was partially offset by an increase in shipping revenue and other non-product sales activity. Net sales decreased in the Canada Retail segment driven by a decline in comparable sales of $10.7 million, also due to lower traffic, and the unfavorable impact from foreign currency translation of $3.7 million, partially offset by an increase in net sales with the addition of Rubino. The decrease in net sales for the Brand Portfolio segment was primarily due to lower revenue from wholesale activity of $41.5 million (excluding Topo wholesale) as retail customers and the U.S. Retail segment pulled back on orders in the first half of the year and a shift in timing of wholesale revenue from the third quarter to the fourth quarter in the current year, partially offset by a $12.6 million increase in net sales from strong Topo wholesale activity, with the remaining decrease from direct-to-consumer sales, primarily from our Vince Camuto e-commerce site.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Nine months ended
(dollars in thousands)	November 1, 2025		November 2, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
U.S. Retail	$782,953	43.6%	$821,708	43.7%	$(38,755)	(4.7)%	(10)
Canada Retail	94,694	45.9%	98,642	46.1%	(3,948)	(4.0)%	(20)
Brand Portfolio	74,147	27.4%	91,425	29.3%	(17,278)	(18.9)%	(190)
Total segment gross profit	951,794	41.9%	1,011,775	42.1%	(59,981)	(5.9)%	(20)
Net recognition (elimination) of intersegment gross profit	5,884		(8,400)		14,284
Consolidated gross profit	$957,678	43.9%	$1,003,375	43.7%	$(45,697)	(4.6)%	20

For the nine months ended November 1, 2025, the decrease in gross profit for the U.S. Retail and Canada Retail segments over the same period last year was primarily driven by the decrease in net sales at slightly lower margin rates. The decrease in gross profit for the Brand Portfolio segment was primarily due to the lower net sales at lower margin rates. Gross profit as a percentage of net sales decreased for the Brand Portfolio segment primarily due to unfavorable customer mix and the deleverage of fixed royalty expenses on lower net sales.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Nine months ended
(in thousands)	November 1, 2025	November 2, 2024
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(92,785)	$(108,294)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	68,528	76,090
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	30,141	23,804
	$5,884	$(8,400)

OPERATING EXPENSES

The following table summarizes operating expenses by segment:

	Nine months ended
(dollars in thousands)	November 1, 2025		November 2, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating expenses:
U.S. Retail	$616,932	34.4%	$619,427	33.0%	$(2,495)	(0.4)%	140
Canada Retail	79,075	38.3%	75,944	35.5%	3,131	4.1%	280
Brand Portfolio	75,011	27.7%	92,794	29.8%	(17,783)	(19.2)%	(210)
Total segment operating expenses	771,018	33.9%	788,165	32.8%	(17,147)	(2.2)%	110
Corporate	128,362		145,686		(17,324)	(11.9)%
Consolidated operating expenses	$899,380	41.3%	$933,851	40.7%	$(34,471)	(3.7)%	60

For the nine months ended November 1, 2025, operating expenses decreased in the U.S. Retail segment over the same period last year primarily due to lower store selling expenses and personnel overhead costs of $9.2 million in line with lower net sales, partially offset by an increase in distribution and fulfillment costs with the addition of our new distribution center. Operating expenses as a percentage of net sales increased in the U.S. Retail segment due to the deleverage impact of lower net sales. Operating expenses increased in the Canada Retail segment primarily due to the addition of Rubino. Operating expenses as a percentage of net sales in the Canada Retail segment increased due to lower net sales on higher operating expenses. Operating expenses decreased in the Brand Portfolio segment primarily due to an $8.5 million decrease in marketing expenses with the remaining decrease primarily due to lower personnel overhead and other costs, in line with lower net sales. Operating expenses as a percentage of net sales decreased in the Brand Portfolio segment as the decline in operating expenses leveraged even with lower net sales. Operating expenses decreased for corporate shared services primarily due to lower professional fees.

IMPAIRMENT CHARGES

During the nine months ended November 1, 2025, we recorded impairment charges to long-lived assets of $1.5 million due to an underperforming U.S. Retail segment store and $1.0 million due to underperforming Canada Retail segment stores, and to a cost-basis investment of $2.0 million of an interest in an equity security without a readily determinable fair value held at cost, which resulted in no remaining value due to the lack of liquidity and the deterioration in the business prospects of the investee. During the nine months ended November 2, 2024, we recorded impairment charges of $17.8 million including charges to long-lived assets with $9.2 million due to a vacated leased corporate office, $1.0 million due to an underperforming Canada Retail segment store and $0.6 million due to an underperforming U.S. Retail segment store, and to our equity investment ownership interest in Le Tigre of $7.0 million, resulting in no remaining value, due to the inability of Le Tigre to generate earnings with expected future losses.

OPERATING PROFIT

The following table summarizes operating profit by segment:

	Nine months ended
(dollars in thousands)	November 1, 2025		November 2, 2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating profit:
U.S. Retail	$166,021	9.3%	$202,281	10.8%	$(36,260)	(17.9)%	(150)
Canada Retail	15,619	7.6%	22,698	10.6%	(7,079)	(31.2)%	(300)
Brand Portfolio	7,241	2.7%	7,650	2.5%	(409)	(5.3)%	20
Total segment operating profit	188,881	8.3%	232,629	9.7%	(43,748)	(18.8)%	(140)
Corporate/eliminations	(126,897)		(171,842)		44,945	(26.2)%
Consolidated operating profit	$61,984	2.8%	$60,787	2.6%	$1,197	2.0%	20

For the nine months ended November 1, 2025, operating profit for the U.S. Retail segment decreased over the same period last year primarily due to lower gross profit. Operating profit for the Canada Retail segment decreased due to lower gross profit and higher operating expenses. Operating profit for the Brand Portfolio segment was relatively flat due to lower gross profit offset by lower operating expenses. Corporate/eliminations were favorable to consolidated operating profit due to lower corporate operating expenses and favorable intersegment activity. These factors led to an increase in consolidated operating profit for the nine months ended November 1, 2025 as compared to the same period last year.

INCOME TAXES

For the nine months ended November 1, 2025 and November 2, 2024, our effective tax rate was positive 50.0% and negative 7.9%, respectively. The positive effective tax rate for the nine months ended November 1, 2025 differed from the statutory rate primarily due to the impact of permanent non-deductible compensation. The negative effective tax rate for the nine months ended November 2, 2024 was due to discrete tax benefits recognized, primarily related to the release of tax reserves no longer deemed necessary and state tax planning initiatives, which partially offset the tax calculated on income before income taxes at statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy, and withstand unanticipated business volatility, including the impacts of the current macroeconomic conditions on our results of operations. We believe that cash generated from our operations, together with our current levels of cash, as well as the availability under our ABL Revolver, are sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures, and meet our debt service obligations over the next 12 months and beyond. As discussed above in the "Executive Overview and Trends in Our Business" section under the heading "Effects of Macroeconomic Conditions and Tariffs," current macroeconomic conditions have had a negative impact on our operating results and liquidity during 2025 and we may continue to experience the impact of decreased consumer demand for our products. Future impacts are unknown at this time and could have a material adverse effect on our business, operations, results of operations, and liquidity.

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Nine months ended
(in thousands)	November 1, 2025	November 2, 2024	Change
Net cash provided by operating activities	$67,607	$12,137	$55,470
Net cash used in investing activities	(27,700)	(50,692)	22,992
Net cash provided by (used in) financing activities	(34,053)	26,155	(60,208)
Effect of exchange rate changes on cash balances	746	(546)	1,292
Net increase (decrease) in cash and cash equivalents	$6,600	$(12,946)	$19,546

OPERATING CASH FLOWS

The increase in net cash provided by operating activities during the nine months ended November 1, 2025 as compared to the same period last year was primarily due to improved working capital management as we adjusted inventories in line with lower net sales and the timing of vendor payments, partially offset by a decrease in net income recognized after adjusting for non-cash activity, including impairment charges and depreciation and amortization, and the receipt of income tax refunds of over $40.0 million during the nine months ended November 2, 2024.

INVESTING CASH FLOWS

The decrease in net cash used in investing activities for the nine months ended November 1, 2025 as compared to the same period last year was primarily due to the reduction in capital expenditures of $13.1 million in line with the decline in operating results along with the impact of the acquisition of Rubino of over $16.0 million during the nine months ended November 2, 2024.

FINANCING CASH FLOWS

For the nine months ended November 1, 2025, we had net cash used in financing activities primarily due to net payments on debt of $22.5 million on our ABL Revolver and Term Loan and dividend payments of $7.2 million. For the nine months ended November 2, 2024, we had net cash provided by financing activities primarily due to the net receipts of $113.0 million from our ABL Revolver, partially offset by the repurchase of 10.3 million Class A common shares at an aggregate cost of $68.6 million, dividend payments of $8.1 million, and payments on our Term Loan of $5.1 million.

DEBT

ABL Revolver- The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes borrowings of $30.0 million under a FILO Term Loan, which may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver, which matures in 2027, may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of November 1, 2025, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $493.6 million, with $322.7 million in outstanding borrowings and $4.0 million in letters of credit issued, resulting in $166.9 million available for borrowings.

Term Loan- On June 23, 2023, we entered into a Term Loan, which matures at the earliest of the date the ABL Revolver matures (currently March 2027) or five years from closing of the Term Loan (June 2028). As of November 1, 2025, the Term Loan had an outstanding balance of $121.3 million.

Debt Covenants- The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month of 2.50 to 1.00, calculated on a trailing twelve-month basis. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of November 1, 2025, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Refer to Note 11, Debt, of the condensed consolidated financial statements of this Form 10-Q for further information about our debt arrangements.

PLANS FOR CAPITALIZED COSTS

During 2025, we expect to spend approximately $35.0 million to $45.0 million that will be capitalized for property and equipment and implementation costs for cloud computing arrangements accounted for as service contracts, $32.6 million of which was spent during the nine months ended November 1, 2025. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets- In 2024, we performed a quantitative impairment test for the goodwill assigned to the U.S. Retail, Keds, Rubino, and Topo reporting units as of our fourth quarter measurement date. We determined for each of the reporting units that the fair value was in excess of their carrying value and a 10% decrease in fair value would not result in an impairment. Also in 2024, we performed a quantitative impairment test of our indefinite-lived tradenames for Keds, The Shoe Co., and Rubino as of our fourth quarter measurement date. We determined that the fair value of each of the indefinite-lived tradenames was in excess of the carrying value and a 10% decrease in fair value would not result in an impairment charge. Due to the current macroeconomic conditions with the continued softness in consumer demand, growing concerns of a potential recession, the evolving trade policies and volatility in our stock price, there is a higher level of uncertainty associated with the assumptions used in our impairment tests. Although we do not believe it is more likely than not that we have an impairment of goodwill or other indefinite-lived tradenames as of November 1, 2025, we will continue to monitor these macroeconomic conditions, including the potential impacts from new tariffs or trade restrictions, which could adversely affect the financial performance and valuation of our reporting units and indefinite-lived intangible tradename assets. Should these conditions lead to a significant decline in projected financial results, there could be material impairment charges related to these assets in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded, as of the end of the period covered by this Form 10-Q, that such disclosure controls and procedures were effective.

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

Following its January 2025 inauguration, the U.S. administration has taken action to increase tariffs assessed on most products imported into the U.S. The numerous announcements of changes to and delays of tariff policies has introduced heightened uncertainty regarding the future of global trade and the impact to our cost structure. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with the majority of our units sourced from Asia. In addition to the merchandise sourced through our Brand Portfolio segment, our U.S. Retail and Canada Retail segments also source merchandise from domestic third-party suppliers, with many of these suppliers importing a large portion of their merchandise from Asia. We are closely monitoring this situation and evaluating the actions we have taken and additional actions we may take in the future, including cost mitigation measures and price adjustments. For our Brand Portfolio segment, we have adjusted our sourcing diversification by optimizing where we source from to mitigate the risk, maximize flexibility, and decrease costs. However, sourcing diversification could result in product quality issues, higher product costs, and/or not being able to source the quantity desired on a timely basis and there can be no assurance that we will be able to fully mitigate the impact of such tariffs or new tariffs in Asia or elsewhere. Future impacts from macroeconomic conditions and tariffs are unknown at this time and could have a material adverse effect on our business, results of operations, and liquidity. Unfavorable developments may result in future write-downs or adjustments to inventories, receivables, the valuation allowance on deferred tax assets, and may also negatively impact the fair value of our reporting units, indefinite-lived tradenames, and long-lived assets, which could result in us recording impairment charges for amounts below their carrying value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization, with $19.7 million of Class A common shares that remain authorized for repurchase under the program as of November 1, 2025. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under this share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions. During the nine months ended November 1, 2025, no Class A common shares were repurchased.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. On November 20, 2025, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on December 19, 2025 to shareholders of record at the close of business on December 5, 2025.

RESTRICTIONS

The ABL Revolver and the Term Loan contain customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

During the three months ended November 1, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.1#	Amendment dated as of September 4, 2025 to the Nonqualified Deferred Compensation Plan (as Amended and Restated).	10-Q	001-32545	9/9/2025	10.1
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended November 1, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith
#    Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	December 9, 2025	By:	/s/ Mark A. Haley
Mark A. Haley
Senior Vice President, Controller, Principal Accounting Officer, and Interim Principal Financial Officer
(Principal Financial Officer, Principal Accounting Officer and duly authorized officer)