Form 10-K
period 2026-01-31
Designer Brands Inc.
filed 2026-03-30
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant's Class A common shares held by non-affiliates of the registrant as of August 1, 2025, was $82,794,691.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 2026: 42,973,499 Class A common shares and 7,732,721 Class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement on Schedule 14A for the 2026 Annual Meeting of Shareholders, which statement will be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands," "Designer Brands Inc.," or the "Company" in this Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (this "Form 10-K") mean Designer Brands Inc. and its subsidiaries.

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
•our ability to execute on our business strategies, including growing our Brand Portfolio segment, enhancing in-store and digital shopping experiences, integrating previously acquired businesses and brands, and meeting consumer demands;
•our ability to maintain strong relationships with our suppliers, vendors, licensors, and retailer customers;
•risks related to losses or disruptions associated with our distribution systems, including our distribution centers and stores, and payment processing services whether as a result of reliance on third-party providers or otherwise;
•our reliance on third parties to provide customer payment processing services;
•risks related to cyber security threats and privacy or data security breaches or the potential loss or disruption of our information technology ("IT") systems, or those of our vendors;
•risks related to the implementation of new or updated IT systems, including the use of artificial intelligence tools;
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

ii

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

iii

PART I

ITEM 1. BUSINESS

OVERVIEW

Designer Brands Inc., originally founded as DSW Inc., is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in two reportable segments: the Retail segment and the Brand Portfolio segment. The Retail segment operates the DSW Designer Shoe Warehouse ("DSW"), The Shoe Co., and Rubino banners through its direct-to-consumer stores and e-commerce sites. The Brand Portfolio segment primarily earns revenue from the wholesale of our exclusive and licensed brands to retailers, our Retail segment, and international distributors and the sale of our Vince Camuto, Keds, and Topo brands through direct-to-consumer e-commerce sites.

Beginning with this 2025 Annual Report on Form 10-K, we aggregated our previously reported U.S. Retail operating segment and Canada Retail operating segment into a single reportable segment, the Retail segment, due to the similar nature of their operations and economic characteristics. All prior period segment information has been recast to conform to the current reporting segment presentation.

On April 8, 2024, we completed the acquisition of Rubino Shoes Inc. ("Rubino"), a retailer of branded footwear, handbags, and accessories that operates Rubino banner stores and an e-commerce site in Quebec, Canada. The acquisition of Rubino has allowed our Retail segment to expand into the province of Quebec.

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

RETAIL SEGMENT

BANNERS

The Retail segment offers a wide assortment of dress, casual, and athletic footwear and accessories for women, men, and kids in stores and online under the following banners:
•DSW Designer Shoe Warehouse- Our DSW banner, which is offered both in the United States ("U.S.") and in Canada, is the destination for on-trend and fashion-forward footwear and accessory brands at a great value every single day.
•The Shoe Co.- The Shoe Co. banner in Canada offers on-trend footwear and accessory brands that target every-day family styles at a great value every single day.
•Rubino- Our Rubino banner in Quebec, Canada offers on-trend footwear and accessory brands that target every-day family styles at affordable prices.

Our e-commerce platforms offer customers convenient, 24/7 access to our products through our websites, including mobile-optimized sites, and our mobile applications. Our omni-channel capabilities allow customers to order a wide range of styles, sizes, widths and categories. Online orders for the DSW and The Shoe Co. banners can be fulfilled from our stores or directly from our suppliers for certain products (referred to as "drop ship"). Online orders from the U.S. can also be fulfilled from our distribution center located in New Jersey ("East Coast Logistics Center"), which is a shared facility with the Brand Portfolio segment. Our order routing optimization system determines the best location to fulfill digitally-demanded products, which allows us to optimize our operating profit. To further meet customer demand of how they receive products, we provide our customers the option to buy online and pick up in stores for the majority of our store locations. Likewise, returns may be shipped to us or brought back to any of our store locations.

ASSORTMENT

We sell a large assortment of national, exclusive, and licensed brands. We believe that offering a robust assortment of our exclusive and licensed brands alongside top national brands provides our customers with a unique assortment and allows us to lean into our integrated business model for providing value. We disaggregate our net sales into non-athletic women's, men's and kids' footwear, athletic footwear, and accessories and other. Refer to Note 3, Revenue, of the consolidated financial statements of this Form 10-K for the disaggregation of net sales.

The following table presents certain data about the sourcing of merchandise for the Retail segment:

	2025	2024
Number of unrelated third-party merchandise suppliers at end of fiscal year	347	392
Percentage of purchases from:
Brand Portfolio segment sourced exclusive and licensed brands	10%	9%
Top three national brand suppliers	24%	25%

REWARD PROGRAMS

We invite our customers to join our DSW VIP and The Shoe Co. VIP reward programs, which enable members to earn points toward discounts on future purchases. These reward programs provide timely customer insights and create stronger customer engagement, while driving a higher-than-average level of customer spend.

The following table presents the number of members enrolled in our VIP reward programs that have made a purchase over the prior two years and the percentage of the Retail segment's net sales generated from these members:

	2025	2024
Number of VIP members at end of the fiscal year (in millions)	30.0	30.8
Percentage of the Retail segment's net sales generated from VIP members	89%	86%

STORE DISTRIBUTION

For our U.S. store operations, the majority of our inventory is shipped directly from suppliers to our distribution centers located in Columbus, Ohio ("Midwest Logistics Center") and Glendale, Arizona ("West Coast Logistics Center") where the inventory is then processed, sorted, and shipped to one of our pool locations located throughout the country, and then on to the stores. For our Canada operations, we engage a logistics service provider to receive and distribute inventory to the majority of our stores.

Inventory management is important to our business. We manage our inventory levels based on anticipated sales and the delivery requirements of our customers. Our inventory management strategy is focused on continuing to meet consumer demand, while improving our efficiency over the long term by enhancing systems and processes.

BRAND PORTFOLIO SEGMENT

BRANDS

The Brand Portfolio segment designs, develops, and sources footwear and accessories of our exclusive and licensed brands for the sale of wholesale merchandise to retailer customers, our Retail segment, and international distributors. In addition, we sell our branded products on direct-to-consumer e-commerce sites for the Vince Camuto, Keds, and Topo brands. Refer to Note 3, Revenue, of the consolidated financial statements of this Form 10-K, for the Brand Portfolio segment's total net sales attributable to each channel. The Brand Portfolio segment has five customers that made up 38.0% of its segment net sales in 2025, excluding intersegment net sales, and the loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.

LICENSING RIGHTS

We have a 40.0% equity investment ownership interest in ABG-Camuto, LLC ("ABG-Camuto"), a joint venture that owns the intellectual property rights of Vince Camuto and other brands. We are party to a licensing agreement with ABG-Camuto, which grants us the exclusive right to design, source, and sell footwear and handbags under the brands that ABG-Camuto owns. ABG-Camuto is an integral part of the Brand Portfolio segment. In addition, we own the licensing rights for footwear and handbags of the Lucky Brand and the licensing rights for footwear of the Jessica Simpson brand.

SOURCING AND DISTRIBUTION

We source each of our product lines based on the individual design, style, and quality specifications of the products. Our Brand Portfolio segment does not own or operate manufacturing facilities; rather, we primarily use our sourcing office in China to procure our products from third-party manufacturers. Prior to production, we inspect samples and prototypes of each style and monitor the quality of the production process. We manage our inventory levels based on existing orders and anticipated sales.

The manufacturers of our products are required to meet our quality, human rights, local compliance, safety, and other standard requirements. These suppliers are expected to respect local laws, rules, and regulations of the countries in which they operate and have pledged to follow the standards set forth in the Company's Vendor Code of Conduct, which details our dedication to human rights, labor rights, environmental responsibility, and workplace safety. The majority of our wholesale inventory is shipped directly from factories in foreign countries to our East Coast Logistics Center where the inventory is then processed, sorted, and provided to our customers' shipping carriers.

In response to increased tariffs and uncertain trade policy, we have optimized where we source our products from in an effort to mitigate risk, maximize flexibility, and decrease costs. The following table presents the percentages of the Brand Portfolio segment's purchases of merchandise units sourced by country:

	2025	2024
China	60%	77%
Cambodia	19%	5%
Vietnam	15%	11%
India and other countries	6%	7%

COMPETITION

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including online retailers, single-brand specialty retailers, multi-channel specialty retailers, brand suppliers, department stores, mall-based shoe stores, national chains, independent shoe retailers, and brand-oriented discounters. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with brands that are well known.

HUMAN CAPITAL MANAGEMENT

We believe the strength of our workforce is critical to our success. Our associates strive every day to create a welcoming and inclusive environment for themselves and our customers to advance our mission of being shoe obsessed. One of our core talent strategies is to invest in and support our associates who are key to differentiating our products and experiences in the competitive footwear market. We monitor and adapt as necessary to maintain our competitive position, including the following areas of focus:

WORKFORCE

Our key human capital management objectives are to attract, develop, advance, and retain the highest quality talent. To support these objectives, our human resources programs aim to:
•develop associates to prepare them for critical roles and leadership positions for the future;
•reward and support associates through competitive pay, benefits, and perquisite programs;
•cultivate an associate-centric culture where all our associates feel empowered, valued, inspired, and included;
•acquire talent and facilitate internal talent mobility to create a high-performing workforce;

•embrace hybrid and remote work arrangements where possible to utilize flexibility as a competitive advantage; and
•evolve and invest in technology, tools, and resources to support our associates at work.

As of January 31, 2026, we employed approximately 13,000 associates worldwide, approximately 11,000 of whom are employed in the U.S.

TOTAL REWARDS

To remain an employer of choice and maintain the strength of our workforce, we continually assess the current business environment and labor market to refine our compensation practices, benefit programs, and other associate resources. We have a history of investing in our workforce and offer comprehensive, relevant, and innovative benefits to eligible associates in the U.S.

Compensation-
•We strive to provide market-competitive pay targeting the middle of the market in most cases.
•We establish a minimum starting pay rate for each U.S. store that exceeds applicable minimum wage requirements.
•We continually monitor local pay practices in relation to our logistics centers' talent and adjust accordingly to remain competitive in those markets.
•We monitor pay equity and invest in pay processes that allow us to assess whether associates with similar roles and experience earn comparable pay for comparable work.
•We require completion of a compensation training module that educates and equips managers to facilitate effective conversations about compensation.
•Our incentive plans provide additional cash compensation upon the achievement of results that meet or exceed defined goals for eligible store management, logistics centers, and corporate associates.
•We help associates save for their retirement through a safe harbor 401(k) plan that includes an employer matching contribution of up to 4% of associate contributions that vest immediately.

Health & Wellbeing- We understand the importance of taking care of our associates and believe that every associate's journey is unique. We approach health and wellbeing design with a focus on building equitable benefits that support and provide valuable resources needed to care for our associates and their loved ones. We invest in comprehensive health and wellbeing benefits, some of which are highlighted below, that help attract and retain the talent necessary to achieve our goals.

Comprehensive health insurance coverage is available to full-time and Affordable Care Act eligible part-time associates through multiple medical plans. These plans include:
•Concierge health plan advisors who assist with clinical support for health conditions, locate high-quality physicians, advocate to resolve insurance billing issues, connect members to available community resources, and answer benefits questions.
•A comprehensive suite of free and unlimited virtual healthcare offerings, including access to primary care physicians, acute medical care needs, dermatology, mental health support, and physical therapy.
•Prescription drug coverage, including availability of specialty prescription drug medications with many at no cost.
•No cost surgical care benefits for many plannable surgical procedures.
•Concierge support and access to fertility centers across the U.S. This includes up to two cycles of care for procedures such as in vitro fertilization, necessary fertility medication, testing, and other fertility services.
•Expert nurse care coordinator support provided through our maternity program.
•Medical access travel benefits for those who must travel greater than 100 miles from home to obtain access to covered medical care.

All full-time associates are eligible for:
•Company-subsidized dental insurance.
•Company-provided life and accidental death and dismemberment insurance.
•Paid time away for short-term disability, parental leave, and jury duty.
•Voluntary benefits (vision, long-term disability, accident, hospital indemnity and critical illness) and flexible spending accounts.

•Adoption assistance up to $10,000 of eligible expenses reimbursed per adoption.
•Up to $5,250 in tuition reimbursement annually, plus access to partner schools who offer capped annual tuition to receive a degree, at little to no cost when combined with our reimbursement.

All full-time and part-time associates are eligible for:
•Company paid time off, including military and bereavement pay.
•Generous product discounts at DSW and American Eagle Outfitters/Aerie.
•Free counseling and support for all associates, their dependents, and their family members, through access to licensed counselors, work/life balance support, and bereavement specialists.
•Free accredited general education college courses.
•Discounted tuition offerings through multiple partner schools.
•Free and/or discounted legal support in areas such as civil/criminal needs, family disputes, immigration law, landlord/tenant issues, and basic document preparation.
•Free financial help, including support for debt counseling, lease/purchase guidance, taxes, financial planning, and college funding.

TALENT DEVELOPMENT

To help our associates succeed in their roles, we emphasize continuous learning and development opportunities. Training provided through our online learning platform includes approximately 260 resources, including videos, self-paced on-demand learning, and virtual instructor-led sessions. A wide variety of resources are designed to address the needs of our entire workforce, from entry-level associates to our most senior executives. During 2025, over 9,100 associates completed over 98,000 learning experiences through our online learning platform. We invest resources in professional development and growth as a means of improving associate performance, engagement, and retention. We believe that our continued focus on frequent and constructive performance feedback, talent reviews, succession planning, and retention have contributed to a strong internal promotion rate.

PHILANTHROPY THROUGH DESIGNER BRANDS FOUNDATION

We are committed to good corporate citizenship. Not only do we strive to create positive impacts within our organization, but we also aim to better the communities in which we conduct business. Since launching our Designer Brands Foundation at the end of 2023, we have given over $3.0 million in grants to charitable organizations across the U.S. In 2025, we expanded the Designer Brands Foundation into Canada. The Designer Brands Foundation's mission is to advance empowerment of individuals, removing barriers and helping them put their best foot forward in the communities in which we live, serve, and work. The Designer Brands Foundation features three primary areas of focus:
1.Empowerment- Supporting organizations that prioritize empowerment and build self-confidence without discrimination.
2.Inclusion- Supporting organizations whose key constituents align with our Business Resource Groups ("BRGs").
3.Local Community- As the places where our associates live and work are vitally important to us, we support the organizations that put our local communities first and provide opportunities for our associates to give back through volunteering and donations.

With the Designer Brands Foundation in place, we have been able to significantly expand our Company's giving and are committed to continuing down that path:
1.Soles4Souls- Soles4Souls creates sustainable jobs and provides relief through the distribution of shoes and clothing around the world, while giving shoes and garments a second life. Since partnering with Soles4Souls in 2018, we are proud to have donated over 13 million pairs of shoes, including 1.9 million pairs in 2025. In 2025, we continued to enhance our shoe donation experience and Soles4Souls store register donation efforts.
2.Associate Relief Funding- In 2024, we established our DBI Cares Associate Relief Fund to provide financial assistance to DBI associates experiencing unexpected hardships and emergencies globally. In addition, we partner with the Two Ten Footwear Foundation ("Two Ten") to provide scholarships and financial aid, as well as free counseling and community resources, to people working in the footwear industry. Many of our own associates have been beneficiaries of Two Ten's programs. We support Two Ten with corporate financial donations and subject matter expertise to continue to enrich their community programs.

3.Hometown Partnerships- We continue to expand our existing local nonprofit partnerships through volunteering and grants from our Designer Brands Foundation. Through our grants and associate led affinity groups, we aim to support and better the communities in which we live, serve, and work. Since the beginning of 2024, we have continued to issue semi-annual Community Grants, now totaling over $285,000 to date and are proud to have instituted our first annual all-corporate Step Up & Serve Associate Volunteer Day in 2025, volunteering with over 75 charities globally. In 2025, we have also expanded our hometown reach through our "Dollars for Doers" program, rewarding U.S. associates up to $500 annually from the DBI Foundation for their volunteer time to donate to non-profit organizations of their choosing.

WE BELONG

From the inside out, Designer Brands starts with a workplace where all associates belong and are empowered to be their authentic selves, bringing their unique backgrounds, perspectives, and experiences to the table. We believe that empowering our differences powers up innovation and ignites positive change.

Formal ways all associates, on a voluntary basis, can choose to be involved, ignite innovation, and influence positive change include:
•BRGs - associate-led groups organized around a common dimension to foster an inclusive work environment where everyone belongs.
•Community Interest Groups ("CIGs") - associate-led groups based on a common passion or interest to drive a sense of community and shared purpose.
•Field Councils - associate-led groups organized to create a sense of belonging for those who work in our stores and logistics centers.

All groups are inclusive and open to any associate who wants to join, and associates can join as many groups as they choose. Our BRGs, CIGs, and Field Councils provide a unique strategic perspective based on shared experience, background, and allyship while promoting belonging in our workplace and community in alignment with our business goals. We proudly support nine BRGs, three CIGs, and two Field Councils (one in the U.S. and one in Canada). Our value of We Belong is also reflected in our associate training programs, which address our policies against harassment, bullying, and bias in the workplace. Additionally, we provide easily digestible training sessions, the We Belong Microlearning development which aims to create a more welcoming workplace.

We believe in taking strides and making progress towards unity and belonging, turning values into actions. Each step we take brings us closer to realizing our vision. We are committed to continuing to walk the talk and aspire to create conditions for everyone to put their best foot forward without barriers to reach their highest potential.

We believe that paying our associates fairly enables us to deliver on our goal of creating an environment where we can all be ourselves, contribute ideas, and do our best work. To this end, we take several steps to ensure pay rates are fair, competitive, and based on job-related factors. For example, we regularly review external market data, internal pay grades, and position of pay in the pay range, as well as individual factors such as performance, training, and prior experience related to the work to ensure fair pay. We also invest in pay processes that allow us to assess whether associates with similar roles and experience earn comparable pay for comparable work.

ASSOCIATE ENGAGEMENT

Our culture is a towering strength of Designer Brands, and that culture is built upon and codified by a set of unified values that guide how we aspire to operate as a collective organization. The values are a creation of our associates and representative of our global organization, having resulted from a process wherein associates were invited to join conversations to identify and define our organizational values and subsequently discuss how to integrate them into our culture. As a result, they come to life internally for our associates as they are reflected in how: "we love what we do; we own what we do; we do what's right; and we belong."

We provide all associates with the opportunity to share their opinions and feedback in relation to their employment experience through engagement surveys performed on a regular basis across all business segments. Results of the surveys are measured and analyzed at the team, department and Company-wide levels with a goal of enhancing the associate experience, strengthening engagement and retention, and driving positive changes. In addition to Company-led surveys, leaders are encouraged to conduct "skip level" touch bases, host roundtable chats, and conduct follow-up activities throughout the year to better understand associate feedback.

We continue to develop opportunities for associate connection and engagement in the evolving workplace environment by listening to our associates and taking actions on what is most important and impactful to them. One of the things our associates tell us is important to them is recognition. Our "Inspire Greatness" recognition program provides various means to recognize and reward associate accomplishments and work anniversaries, both one-on-one with the associates and during large meeting celebrations.

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

INTELLECTUAL PROPERTY

We own numerous trademarks, service marks, and domains in the U.S., Canada, and internationally, such as Crown Vintage®, DSW®, DSW Shoe Warehouse®, DSW Designer Shoe Warehouse®, The Shoe Company®, Keds®, Kelly & Katie®, Mix No.6®, Rubino®, and Topo Athletic®. As of January 31, 2026, we have approximately 830 trademark registrations and pending applications in the U.S., Canada, and internationally. We consider our trademarks, service marks, and domains to have significant value and to be important to building our name recognition.

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

AVAILABLE INFORMATION

Information about Designer Brands, including its reports filed with or furnished to the Securities and Exchange Commission ("SEC"), is available through our website at www.designerbrands.com. Such reports are accessible at no charge through our website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained at www.designerbrands.com is not incorporated into this Form 10-K. Any reference to our website is intended to be an inactive textual reference only.

ITEM 1A. RISK FACTORS

Investing in our Class A common shares involves a high degree of risk. In addition to the other information in this Form 10-K and in our other public filings, investors should carefully consider the following risk factors. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. The risks described below are not the only risks we face or may face, and investors should not interpret the disclosure of a risk to imply that the risk has not already materialized. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Although the risks are organized by headings and each risk is discussed separately, many are interrelated. The occurrence of any of the following risks, or the occurrence of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our Class A common shares could decline, and investors may lose all or part of their original investment. This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements and estimates as a result of specific factors, including the risks and uncertainties described below.

RISKS RELATING TO MACROECONOMIC AND INDUSTRY CONDITIONS

A downturn in global economic conditions or a decline in consumer confidence in the economy has adversely affected discretionary consumer spending and may continue to do so, which has impacted, and likely will continue to impact, our business.

Adverse global economic conditions that are caused by events or conditions beyond our control create uncertainties and have in the past impacted our business and may in the future materially adversely affect our business, results of operations, and financial condition. These adverse economic conditions include slower economic growth, economic downturns or recessions, and may be caused by the impacts of inflation, uncertain tariff and trade policies, changes to fiscal and monetary policy, higher interest rates, high unemployment, volatile stock market indices, decreased consumer confidence in the economy, public health threats, labor and supply chain disruptions, geopolitical instability, international hostilities, political or social unrest, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products we sell, and other matters that influence consumer confidence. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. We believe these ongoing consumer concerns of negative and/or uncertain economic conditions, most notably the concern of economic volatility, inflationary pressures, uncertain tariff and trade policies, and changes in employment levels have had a negative impact on our operating results and liquidity during 2025 and we may continue to experience the impact of decreased consumer demand for our products and lower direct-to-consumer traffic. We have enacted certain mitigating actions, including alignment of inventory with current demand levels, expense and capital expenditure reductions, and accelerating sourcing diversification efforts. Although we have made progress in mitigating the impacts of certain macroeconomic conditions, our actions are not necessarily complete, and they should be viewed as part of the process in which we will continue our efforts to better align our cost structure with our operating results. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, including from one of our quarterly reporting periods to the next, or the full impact such circumstances could have on our business. These factors ultimately could require us to enact further mitigating operating efficiency measures that may not be successful and could have a material adverse effect on our business, results of operations, and liquidity.

Future impacts from macroeconomic conditions, including the impact of tariffs (as further described below) are unknown at this time and could have a material adverse effect on our business, results of operations, and liquidity. Unfavorable developments may result in future write-downs or adjustments to inventories, receivables, and the valuation allowance on deferred tax assets, and may also negatively impact the fair value of our reporting units, indefinite-lived tradenames, and long-lived assets, which could result in us recording impairment charges for amounts below their carrying value.

Changes to U.S. tariff policies could have a material adverse effect on our business, results of operations, and liquidity.

Following its January 2025 inauguration, the U.S. administration has taken action to increase tariffs assessed on most products imported into the U.S. Various modifications to the U.S. tariffs have been announced, and further changes are expected to be made in the future, including in response to litigation, which has introduced heightened uncertainty regarding the future of global trade and the impact to our cost structure. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (the "IEEPA"). The U.S. Supreme Court did not address refunds or remedies but instead remanded the matter to the U.S. Court of International Trade to address remedies. In response, the U.S. President issued an executive order rescinding the IEEPA tariffs and directing agencies to take measures to cease collection of the tariffs. Further, following the decision, the U.S. President imposed a new tariff surcharge of not less than 10% under Section 122 of the Trade Act of 1974 on all imports, subject to certain exceptions. The tariffs under this statute took effect on February 24, 2026, and will remain in effect for 150 days (the maximum under the statute). Tariffs have not been previously imposed under this statutory provision, and such tariffs may be increased. On March 4, 2026, the U.S. Court of International Trade ruled that companies that paid tariffs imposed under the IEEPA are due refunds. There remains substantial uncertainty regarding any refund processes and further uncertainty regarding future trade policy actions, and any future tariffs or other trade policy actions could affect our cost structure and supply chain. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with the majority of our units sourced from Asia. In addition to the merchandise sourced through our Brand Portfolio segment, our Retail segment also sources merchandise from third-party suppliers, with many of these suppliers importing a large portion of their merchandise from Asia. We are closely monitoring this situation and evaluating the actions we have taken and additional actions we may take in the future, including cost mitigation measures and price adjustments. For our Brand Portfolio segment, we have adjusted our sourcing diversification by optimizing where we source our products from in an effort to mitigate the risk, maximize flexibility, and decrease costs. However, sourcing diversification could result in product quality issues, higher product costs, and/or not being able to source the quantity desired on a timely basis and there can be no assurance that we will be able to fully mitigate the impact of such tariffs or new tariffs in Asia or elsewhere. The ultimate impact of tariffs and other trade policies on our business will depend on several factors, including future measures implemented by the U.S. government and the governments of other countries, the overall magnitude and duration of these measures, and our ability to mitigate effects, which could include higher import costs and our ability to obtain any refund. Accordingly, our financial position or results of operations may be adversely influenced by political, economic, legal, compliance, social, and business conditions in the U.S. and in other countries.

We may be unable to compete in the highly competitive footwear market, which could have a material adverse effect on our business.

The footwear market is highly competitive with few barriers to entry. We compete against a diverse group of manufacturers and retailers, including online retailers, single-brand specialty retailers, multi-channel specialty retailers, brand suppliers, department stores, mall-based shoe stores, national chains, independent shoe retailers, and brand-oriented discounters. In addition, our wholesale retailer customers sell shoes purchased from competing footwear suppliers with brands that are well known. Our success depends on our ability to remain competitive with respect to assortment, fashion trends, quality, convenience, and value. The performance of our competitors, as well as a change in their promotional and pricing approaches as a result of the current economic environment, marketing activities, and other business strategies, could have a material adverse effect on our business.

E-commerce networks have rapidly evolved and consumer receptiveness to shopping online has substantially increased. Competition from e-commerce players has significantly increased due to their ability to provide improved user experiences, greater ease of buying goods, low or no shipping fees, faster shipping times, broader assortment, and more favorable return policies. Businesses, including our suppliers, can easily launch e-commerce websites and mobile platforms at nominal costs by using commercially available software or partnering with various successful digital marketplace providers. Some of our suppliers use such platforms to compete with us by allowing consumers to purchase products directly from them. Competitors with other revenue sources may also devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote more resources to websites, mobile platforms and applications, and systems development.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We may be unable to anticipate and respond to rapidly changing consumer preferences, customer expectations, and fashion trends, which could have a material adverse effect on our business.

Demand for our products fluctuates according to rapid changes in consumer preferences and trends, which are dictated by lifestyle, fashion, and season, and may shift quickly. A variety of factors will affect our ability to maintain the proper mix of products, including economic conditions impacting discretionary consumer spending; unanticipated fashion trends; our ability to provide timely access to popular brands and styles at attractive prices; our success in distributing merchandise to our stores, online customers, and our wholesale retailer customers in an efficient manner; and changes in weather patterns, which, in turn, may affect consumer preferences. In addition, the continuing consumer shift to online and mobile shopping has increased customer expectations of lower shipping costs, improved shipping speeds, and optimized mobile platforms. If we are unable to anticipate trends and fulfill the merchandise needs of our customers, we may experience decreases in our net sales and/or may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business.

We rely on our strong relationships with our suppliers. If these relationships were to be impaired, we may be unable to obtain a sufficient assortment of merchandise at attractive prices or respond promptly to rapidly changing trends, either of which could have a material adverse effect on our business and financial performance.

The success of our business depends on our ability to obtain products from our suppliers, including national brand suppliers and third-party manufacturers, on a timely basis, on acceptable terms, and to our specifications. If we fail to maintain strong relationships with these suppliers or if they fail to ensure the quality of merchandise that they supply to us, our ability to provide our customers with merchandise they want at attractive prices may be limited, which could have a material adverse effect on our business. In addition, any negative brand image, widespread product defects, financial distress, or negative publicity related to our suppliers could have a material adverse effect on our reputation and on our business.

We cannot guarantee that any supplier will have sufficient production capacity, meet our delivery expectations, or meet our product safety, social compliance, or quality standards. The loss of any of our major suppliers could disrupt our operations and adversely affect our business. If third-party manufacturers cease working with us, fail to meet our product safety, social compliance, or quality standards, or are unable to provide us with the materials and services that we need, at prices and on terms that are acceptable to us, then we could experience product delays and shortages. Failure by us to deliver quality products to our customers on a timely basis and any associated damage to our reputation could have a material adverse impact on our business and results of operations.

Decisions by national brand suppliers to not sell to us or to limit the availability of the products they sell to us could have a negative impact on our business. In addition, our inability to stock our sales channels with desired merchandise at attractive prices could result in lower net sales and decreased customer interest in our sales channels, which could have a material adverse effect on our business. During 2025, three key national brand suppliers together supplied approximately 24% of our Retail segment merchandise, with no individual supplier providing more than 10% of our retail merchandise. The loss of, or a reduction in the amount and quality of merchandise supplied by, any of our high-volume suppliers could have an adverse effect on our business. If we are unable to offer suitable alternatives to satisfy product demand, sales could decline, which could have a material adverse effect on our operating results.

Losses or disruptions associated with our distribution systems, including our distribution centers and stores, could have a material adverse effect on our business and operations.

Our operating results depend on the orderly operation of our receiving, distribution, and fulfillment processes, which in turn depend on suppliers' adherence to shipping schedules and our effective management of our facilities. We may not anticipate all of the changing demands on our operations, and events beyond our control may occur, including disruptions in operations due to public health threats, geopolitical instability, tariffs and other trade barriers and restrictions, catastrophic events, shortages in labor, or shipping problems, any of which may result in delays in the delivery of merchandise to our stores and customers. We rely on the flow of goods through ports worldwide on a consistent basis from factories and suppliers. Potential or actual disruptions at ports could create significant risks for our business, particularly if these disruptions occur during peak importing times. If we experience significant delays in receiving product, this could result in canceled orders by retailer customers, unanticipated inventory shortages, or receipt of seasonal product after the peak selling season, which could have a material adverse effect on our business and operations.

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

We are subject to customer payment-related risks that could decrease our net sales, increase our operating costs, expose us to fraud or theft, subject us to potential liability, and potentially disrupt our business.

We accept customer payments using a variety of methods, including credit and debit cards, buy now pay later methods, PayPal, ApplePay, Venmo, and gift cards. We are subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs with additional legal and financial exposure for noncompliance. For these payment methods, we pay interchange and other fees, which can increase over time and raise our operating costs. We rely on third parties to provide customer payment processing services. If these companies are unable to provide or stop providing these services to us, or if their systems are compromised, it could materially disrupt our business. Additionally, a contractual dispute with our payment processing partners could adversely impact our business and our net sales. Certain contracts may expire or be terminated, and we may not be able to enter into a new payment processor relationship that fully replaces the terminated services for a considerable period of time, which could negatively impact our business and operations. For instance, in January 2026, we received a termination notice from an entity that provides the majority of our credit and debit card payment processing services for in-store and online transactions. In February 2026, we entered into an amendment to the agreement with such entity and its affiliates pursuant to which, among other things, the termination notice was withdrawn, and the entity and its affiliates agreed to continue to provide us with the payment processing services for a transition period ending no later than May 31, 2026. Further, in connection with entering into an amendment to our ABL Revolver in February 2026, we agreed to comply with certain timelines in connection with the transitioning of our payment processing service provider. Any failure by us to successfully transition our services would result in an event of default under the amended ABL Revolver, which may not be waived. While we are taking all necessary steps to expeditiously transition the services on or before the end of the transition period, we may be unable to do so in a cost-effective or timely manner, which could materially adversely affect our business and operations. In addition, the Payment Card Industry ("PCI") is controlled by a limited number of vendors who have the ability to impose changes in the PCI’s fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with industry data protection standards and protocols, causing us to incur significant unanticipated expenses.

The loss or disruption of IT services and other third-party services could affect our operations and have a material adverse effect on our business.

Our IT systems are an integral part of our strategies for efficiently operating our business, managing operations, and protecting against security risks related to our electronic processing and transmitting of confidential customer and associate data. The requirements to keep our IT systems operating at peak performance may be higher than anticipated and could strain our capital resources, as well as impact our ability to manage any system upgrades and management process changes, implement new systems, and prevent any information security breaches. In addition, any significant disruption of our data center could have a material adverse effect on our operations dependent on those systems, specifically, our store and e-commerce operations, our distribution centers, and our merchandising team. While we maintain business interruption and property insurance, in the event of a data center shutdown, our insurance may not be sufficient to cover the impact to our business.

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

We face risks related to our electronic processing of sensitive and confidential personal and business data. If such data is lost or disclosed in an unauthorized manner, or if we or our third-party vendors are subject to cyberattacks, data breaches, other security incidents, or disruption of IT systems or software, our business and operations may be adversely affected and we could be exposed to liability or experience reputational harm.

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

The IT networks and systems operated by us or our vendors may be susceptible to damage, disruptions, data breaches, failures during the process of upgrading or replacing software, databases, or components, power outages, natural disasters, hardware failures, user errors or malfeasance, unauthorized access or attacks, including actions of foreign actors and insider attacks, phishing or denial-of-service attacks, the introduction of computer viruses and/or malicious or destructive code, ransomware or other malware attacks, and other real or perceived cyberattacks or catastrophic events, any of which may not be prevented by our or our vendors' efforts to secure our or their computer systems. Any of these incidents could lead to interruptions or shutdowns of our platform, disruptions in our ability to process customer orders or to track, record, or analyze the sale of our products, loss or corruption of data, loss of funds, or unauthorized access to or acquisition of personal information or other sensitive information, such as our intellectual property. Such incidents could also lead to widespread technology outages, interruptions or other failures of operational, communication, or other systems globally and across companies and industries. We utilize security tools and controls, which include reasonable efforts to ensure that our third-party vendors maintain sufficient security measures, including encryption and authentication technology, in an effort to reduce our cyber risk and protect personal and other sensitive information. However, our ability to monitor our vendors’ cybersecurity is limited, and we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them or prevent any disruption arising from a technology failure, cyberattack or other information or security breach. Furthermore, none of our or our vendors' security measures can provide absolute security. Advances in computer capabilities, continually evolving and increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, the use of artificial intelligence by cyber-attackers to develop malicious code and launch sophisticated phishing or other social engineering attempts, or other developments may result in our or our vendors' failure or inability to adequately protect personal or other sensitive information. In addition, vulnerabilities may be introduced from the use of artificial intelligence by us and our vendors. Despite our or our vendors' security measures, we may be unable to anticipate cyberattacks or implement adequate preventative measures and could suffer the impacts of a cyberattack, unauthorized access to personal information or other sensitive data, and any such data compromise or unauthorized access may not be discovered in a timely fashion and could persist for an extended period of time.

We rely on associates, contractors, and other third parties who may attempt to circumvent our security measures in order to obtain personal information or other sensitive data and may purposefully or inadvertently cause a breach involving such information. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, train associates, pay higher insurance premiums, and engage third-party specialists for additional services. An information security breach involving confidential and personal data could result in a loss of funds, damage our reputation, adversely affect our customers' willingness to purchase from us, and adversely affect our vendors' willingness to supply or provide services to us. In addition, we may incur material liabilities and remediation costs as a result of an information security breach, including potential liability for stolen customer or associate data, costs relating to repairing system damage, or costs of providing credit monitoring or other benefits to customers or associates affected by the breach. If we experience a material information security breach, our insurance may not be sufficient to cover the impact to our business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data from loss or disclosure due to a security breach, including processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

We, and our third-party vendors, regularly experience cyberattacks aimed at disrupting services. Our third-party vendors may be the victim of cyber-related attacks. If they fail to deter, detect, or report cyber incidents in a timely manner, we may suffer from financial and other harm, including to our information, operations, and reputation, and such incidents could lead to operational disruptions that could have an adverse effect on our ability to fulfill customer orders. Security incidents, such as ransomware attacks, are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. We, and our third-party vendors, have been subject to cyber, phishing, and social engineering attacks and other security incidents in the past and may continue to be subject to such attacks in the future. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our associates, our third-party vendors, their personnel, or other parties. If we or our third-party service providers experience security breaches that result in a decline in marketplace performance, availability problems, or the loss of, corruption of, unauthorized access to, or disclosure of personal data or confidential information, customers may become unwilling to provide us with the information necessary for such customers to make purchases on our e-commerce websites, and our reputation and market position could be harmed. Existing customers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability, and litigation, and could bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Further, cybersecurity and data protection laws and regulations continue to evolve, and are increasingly demanding, which adds compliance complexity and may increase our costs of compliance and expose us to litigation, monetary damages, regulatory enforcement actions or fines. Any of these results could harm our growth prospects, financial condition, business, and reputation.

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

We are exposed to risks related to the use of artificial intelligence tools or other new technologies by us and others.

Our use of artificial intelligence tools and other new technologies may subject us to significant competitive, legal, regulatory and other risks, and there can be no assurance that our use of such tools or technologies will enhance our business operations or result in a benefit to us. Our competitors may outpace us and be more successful in their use of artificial intelligence tools and other new technologies, including by developing an enhanced shopping experience, improving customer engagement, or improving their operations with the assistance of such tools and technologies. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. There could be adverse impacts from inaccurate, deficient, biased or otherwise flawed algorithms, training or data sets. Our use of such tools or technologies could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity and the unauthorized use of Company information. The jurisdictions in which we conduct business have and may adopt laws and regulations related to artificial intelligence that could cause us to incur greater compliance costs, limit our use of artificial intelligence tools, or subject us to legal liabilities. Moreover, ethical concerns associated with artificial intelligence could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of artificial intelligence tools or other technological advancements could adversely impact our business or results of our operations.

Our failure to protect the value of our banners, exclusive and licensed brands, or our reputation could have a material adverse effect on our brands.

Our success is largely dependent on our ability to provide our customers with a merchandise assortment that they want and our ability to provide a consistent, high-quality customer experience. We believe that maintaining and enhancing the reputation and recognition of our banners and our exclusive and licensed brands is critical to our ability to expand and retain our customer base. Any negative publicity about us or the significant brands we offer may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety, accounting, or environmental regulations and standards could also jeopardize our reputation and potentially lead to various adverse consumer actions, in addition to potential investigations or actions against us by governmental entities, fines, penalties, or other liabilities. In addition, negative claims or publicity, including on social media, regarding celebrities and influencers with whom we have arrangements could adversely affect our reputation and sales, regardless of whether such claims are accurate. Consumer actions could include boycotts and negative publicity through social or digital media. Negative public perception about us or the products we carry, whether justified or not, could impair our reputation, subject us to litigation, damage our brands, or have a material adverse effect on our business.

We hold exclusive licensing rights that allow us to design, source, and sell footwear for certain of our key licensed brands, including Vince Camuto, Jessica Simpson, and Lucky Brand. We rely on our ability to retain and maintain good relationships with the licensors and their ability to maintain strong, well-recognized brands and trademarks. The terms of our license agreements vary and are subject to renewal with various termination provisions, and we may not be able to renew these licenses. Even our longer-term or renewable licenses are typically dependent upon our ability to market and sell the licensed products at specified levels, and our failure to meet such levels may result in the termination or non-renewal of such licenses. Furthermore, many of our license agreements require minimum royalty payments regardless of sales volumes, which could have a material adverse effect on our business and results of operations.

The demand for the brands we sell may also depend on how we are viewed relative to corporate social responsibility ("CSR"), including environmental, social, and governance positions, which may not align with the expectations of our customers, investors, and other stakeholders. Risks associated with these initiatives include any increased public focus, including by governmental and nongovernmental organizations, new laws and regulations, increased costs associated with sustainability efforts and/or compliance with laws and regulations, as well as increased pressure to expand our CSR disclosures, make commitments, set targets, or establish additional goals and take actions to achieve such targets and goals. At the same time, there also exists sentiment against such initiatives among certain stakeholders and government institutions, and we may face scrutiny, customer boycotts, reputational risk, lawsuits, or market access restrictions from these parties regarding our CSR positions. Inconsistency of legislation and regulations among jurisdictions, including anti-environmental, social and governance policies or legislation, and any additional regulations may also affect the costs of compliance with such laws and regulations. All of the foregoing could expose us to market, operational, and execution costs or risks. Any metrics related to these topics that we disclose, whether based on the standards we set for ourselves or those set by others, or our failure to achieve any metrics that we disclose, may influence our reputation and the demand for the brands that we sell. There is also increased focus, including by customers, investors, and other stakeholders, on these matters, including the use of plastic, energy, waste, worker safety, and products, offerings, and marketing towards certain demographics. Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to these matters, which could also have a material adverse effect on our business, results of operations, financial position, and cash flows.

We are dependent on our retail customer reward programs and marketing to drive traffic, sales, and loyalty, and any decrease in membership or purchases from members could have a material adverse effect on our business.

Customer traffic is influenced by our marketing methods and our reward programs. We rely on our reward programs to drive customer traffic, sales, and purchase frequency as members earn points toward discounts on future purchases through our VIP reward programs in the U.S. and Canada. We employ a variety of marketing methods, including email, direct mail, and social media, to communicate product offerings and various promotions and discounts to all of our customers, as well as exclusive offers to our rewards members. As of January 31, 2026, we had 30.0 million members enrolled in our VIP reward programs who have made at least one purchase over the last two years. In 2025, shoppers in the reward programs generated approximately 89% of the Retail segment's net sales. If our rewards members decrease their purchase frequency or do not continue to shop with us, we fail to add new members, the number of members decreases, or our marketing is not effective in driving customer traffic, such event could have a material adverse effect on our business.

Future acquisitions of and investments in new businesses and brands and other growth strategies could disrupt our ongoing business and adversely impact our financial condition and results of operations.

From time to time, we may acquire or invest in businesses, or we may license brands that we believe could complement our business and offer growth opportunities. For example, in 2024, we acquired Rubino. The expected contribution to our business as a result of this and other acquisitions or investments may not materialize. Further, such integrations may disrupt our business or divert the attention of our management. Achieving the expected benefits depends in large part on our successful integration of any new operations, systems, and personnel in a timely and efficient manner. We cannot ensure that all of our integration efforts will be completed on a timely basis, as planned, or without substantial expense, delay, or other operational problems. Until we make substantial progress with our integration efforts, we also face the risk that we may not be able to effectively manage the business and achieve planned results. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures and may also result in the diversion of management and financial resources from core business objectives. Our integration efforts may not be successful, or we may not realize the anticipated benefits after we complete our integration efforts.

In addition, we may from time to time evaluate and pursue other strategic initiatives, investments, acquisitions, or divestitures, including business restructurings and other strategic activities. These strategic initiatives, investments, acquisitions, or divestitures could involve various inherent risks, and the benefits sought may not be realized, or these strategic initiatives, acquisitions, investments, or divestitures may not create value or may harm our brand and adversely affect our business, financial condition, and results of operations.

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

Our failure to retain existing and secure new store locations under acceptable lease terms could have a material adverse effect on our business.

The success of our Retail segment depends, in part, on our ability to secure long-term leases in desirable locations at acceptable terms for our stores and to secure renewals of such leases. No assurance can be given that we will be able to successfully negotiate lease renewals for existing stores or obtain acceptable terms for new stores in desirable locations. Our ability to operate stores on a profitable basis depends on many factors, including our ability to identify suitable markets and sites for our store locations with financially stable co-tenants and landlords; build-out or remodel sites on a timely and effective basis; obtain sufficient financing and capital resources or generate sufficient cash flows from operations to fund store capital expenditures; open new stores or remodel existing stores at costs not significantly greater than those anticipated; successfully open new stores in markets in which we currently have few or no stores; control the costs associated with store openings; and hire, train, and retain qualified managers and store personnel. To the extent that we are opening new stores in our existing markets, we may experience reduced net sales in existing stores in those markets. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced. Due to the changing retail landscape, we may want to reduce the size or number of store locations but may be unable to successfully exit lease agreements, which could have a material adverse effect on our business.

Our ABL Revolver and Term Loan contain restrictions that could limit our ability to fund operations, which could adversely affect our business.

Funds drawn under our ABL Revolver may be used for working capital purposes, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined in the ABL Revolver. The amount of credit available under the ABL Revolver is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. Consequently, it is possible that, should we need to access any additional funds from our ABL Revolver, such funds may not be available in full.

The ABL Revolver requires us to maintain a fixed charge coverage ratio of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires the consolidated net leverage ratio to be no greater than 2.50 to 1.00, calculated on a trailing twelve-month basis and measured on the last day of each fiscal month. Our ABL Revolver and Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the applicable cure period, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral.

RISKS RELATING TO EXTERNAL FACTORS

Our international operations and reliance on foreign-sourced merchandise exposes us to risks associated with international matters.

We face risks inherent in sourcing our merchandise from national brand suppliers and third-party manufacturers with foreign operations. Our operations may be adversely affected by international political, economic, and social instability; local laws and customs; legal and regulatory constraints, including compliance with applicable anti-bribery, anti-corruption, labor, trade, and foreign tax laws; local business practices, including compliance with foreign laws and with domestic and international labor standards; and currency laws and regulations. Risks may also include, among others, public health threats; inclement weather and natural disasters; international hostilities, including the wars in Ukraine and Iran, or terrorism; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities or the occurrence of international trade disruptions; labor or supply shortages; work stoppages; expropriation or nationalization; changes in foreign government administration and governmental policies; changes in import duties or quotas; increases in tariffs, sanctions, and other trade barriers or restrictions; cost and difficulties associated with managing operations outside of the U.S.; possible adverse tax consequences from changes in tax laws or the unfavorable resolution of tax assessments or audits; and greater difficulty in enforcing intellectual property rights. With a substantial portion of our merchandise being sourced from foreign countries, any of these events could result in our failure to obtain merchandise in a timely manner, which ultimately could have a material adverse effect on our business, financial condition, or results of operations.

We require our business partners to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control such third parties or their labor and business practices. The violation of labor or other laws by any one of our suppliers could have a material adverse effect on our business.

Compliance with laws or changes in existing or new laws and regulations or regulatory enforcement priorities could adversely affect our business. Our failure to comply with applicable laws and regulations could have a material adverse effect on our business.

We are required to comply with various laws and regulations at the local, regional, state, federal, and international levels. These laws and regulations change frequently, and such changes can impose significant costs and other burdens of compliance on our business and third parties we rely upon. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affects employment/labor, trade, product safety, transportation/logistics, energy costs, health care, tax, environmental issues, including the impact of climate change, or compliance with the Foreign Corrupt Practices Act or similar anti-corruption laws could have a material adverse impact on our financial condition and results of operations. In addition, changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations could increase our cost of doing business. The evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time, including as a result of changes in the U.S. political environment. Failure to achieve or maintain compliance with applicable laws and regulations could subject us to lawsuits and other proceedings and lead to damage awards, fines, penalties, and remediation costs. We are or may become involved in a number of legal proceedings and audits, including grand jury investigations, government and agency investigations, and shareholder, consumer, employment, tort, and other litigation. We cannot predict with certainty the outcomes of these proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money, adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.

We are subject to stringent and changing privacy laws, regulations and standards. State, federal, and foreign governments have enacted and are continuing to enact laws and regulations governing the collection, use, retention, sharing, transfer, and security of personally identifiable information and data. Our business is subject to a variety of federal, state, local, and foreign laws and regulations, orders, rules, codes, regulatory guidance, and certain industry standards regarding privacy, data protection, consumer protection, information security, and the processing of personal information and other data. State laws are changing rapidly, and new legislation proposed or enacted in a number of other states imposes, or has the potential to impose, additional obligations on companies that process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. The U.S. federal government is also significantly focused on privacy matters.

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

Locations where we operate and that we consider to be material to our business, as set forth in Item 2. Properties of this Form 10-K, as well as locations operated by our vendors, may be subject to natural disasters, other extreme weather conditions, and negative climate patterns, which may be exacerbated by climate change. Weather-related risks, including resource scarcity, rationing, or unexpected costs from increases in fuel or raw material prices, could disrupt our operations. Such disruptions may result in decreased demand for our products and disruptions in our sales channels and sourcing and distribution networks, which ultimately could have a material adverse effect on our business, financial condition, and results of operations. Extreme weather events and changes in weather patterns can also influence customer trends and shopping habits. Because our business is heavily weighted towards dress and seasonal products, unseasonably warm temperatures during our fall selling season or unseasonably cool weather during our spring selling season may diminish demand for our seasonal merchandise.

In addition, heavy snowfall, hurricanes, or other severe weather events where our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability. Moreover, natural disasters such as hurricanes, flooding, wildfires and earthquakes, whether occurring in the U.S. or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, customers, or distribution centers are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or our third parties' systems and operations. There is growing concern that climate change may increase both the frequency and severity of extreme weather conditions and natural disasters. In addition, the physical changes caused by climate change could result in changes in regulations, consumer preferences, production capabilities, availability of raw materials and costs, which could in turn affect our business, operating results, and financial condition.

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

Our amended and restated articles of incorporation authorize our Board of Directors (the "Board") to issue up to 100 million preferred shares and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations, and restrictions on those shares, without any further vote or action by the shareholders. The rights of the holders of our Class A common shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could have the effect of delaying, deterring, or preventing a change in control of the Company and could adversely affect the voting power of our common shares. In addition, we have issued Class B common shares, which are convertible into Class A common shares on a share-for-share basis and are entitled to eight votes per share on matters submitted to shareholders for approval. Holders of our Class B common shares are able to exert significant control over the Company, as further described below.

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

As of January 31, 2026, the Schottenstein Affiliates beneficially owned approximately 30% of the Company's outstanding common shares, representing 66% of the combined voting power, consisting of, in the aggregate, 7.4 million Class A common shares (which are entitled to one vote per share) and 7.7 million Class B common shares (which are entitled to eight votes per share). The Schottenstein Affiliates directly control or substantially influence the outcome of matters submitted to our shareholders for approval, including the election of directors, approval of mergers or other business combinations, and approval of acquisitions or dispositions of assets. The interests of the Schottenstein Affiliates may differ from or be opposed to the interests of other shareholders, and the Schottenstein Affiliates' level of ownership and voting power in the Company may have the effect of delaying or preventing a subsequent change in control of the Company that may be favored by other shareholders. Additionally, the disproportionate voting rights of our Class B common shares and the Schottenstein Affiliates' substantial holdings of Class B common shares could have an adverse effect on the market price of our Class A common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

We have implemented and continue to maintain a comprehensive information security program designed to identify, assess, and manage material risks from cybersecurity threats. This program is integrated into our overall enterprise risk management process, ensuring that cybersecurity considerations are incorporated into the Company’s broader strategic planning and risk oversight. The Board maintains ultimate oversight of the Company's risk management strategy. The Board has delegated primary responsibility for the oversight of cybersecurity risks to the Technology Committee of the Board ("Technology Committee"), which is responsible for: (i) regularly reviewing with executive management significant cybersecurity, privacy, artificial intelligence, and IT risks, as well as our policies and processes for risk assessment; (ii) overseeing the steps management has taken to monitor and control such risks; and (iii) regularly reporting its findings to the full Board.

Our information security program is operationally led by the Director of Information Security, who is responsible for the day-to-day execution of our information security strategy, security engineering, operations, and cyber threat detection. The program utilizes a defense-in-depth approach, employing policies and procedures to guide the implementation and maintenance of security measures. We utilize a risk-based methodology to select and implement security controls, relying on the analysis and judgment of the Director of Information Security and executive management, supplemented by feedback from internal and third-party audits. When identifying security controls, we consider factors such as the likelihood and severity of a risk, the potential impact on the Company and its stakeholders, the feasibility of controls, and the impact on business operations.

We recognize that cybersecurity risks extend to our service providers. We maintain a vendor risk management program to oversee risks related to the use of third-party technology and services, including cloud-based platforms. We engage third-party security firms to assist in the operation of specific controls and to conduct independent assessments, such as vulnerability scans and penetration testing.

To ensure preparedness, we maintain a written incident response plan and conduct tabletop exercises to test our response capabilities. We also maintain distinct response protocols to address operational impacts caused by service disruptions, including scenario-specific runbooks and mitigation plans for critical vendors. Employees are required to undergo security awareness training upon hiring and annually thereafter.

GOVERNANCE

While the Board oversees the Company's risk strategy, the Company's executive management is responsible for the strategic assessment and management of cybersecurity risk. The Director of Information Security serves as the operational lead for the development, maintenance, and enforcement of the information security program. The Director of Information Security reports to executive management to ensure that cybersecurity risks are reviewed and evaluated.

The Director of Information Security possesses over 20 years of cybersecurity expertise, including service in the United States Air Force and subsequent roles in both the public and private sectors across diverse industries. The Director holds multiple industry-recognized certifications, including the Certified Chief Information Security Officer (CCISO), Certified Information Systems Security Professional (CISSP), and Certified Information Security Manager (CISM).

The Director of Information Security briefs the Technology Committee regularly and facilitates cybersecurity training for the Board, covering the current threat landscape, program metrics, risks, and the security roadmap.

In the event of a security incident, the Director of Information Security is responsible for executing the technical response and notifying the Company’s Crisis Committee, a cross-functional group of senior Company leaders. The Crisis Committee works with the Director of Information Security to coordinate the response and remediation efforts.

The authority to determine whether a cybersecurity incident is material resides with the Company’s executive management. In the event of a potential material incident, the Director of Information Security and the Crisis Committee escalate the matter to the Company’s General Counsel and Principal Accounting Officer. These executive officers, in consultation with outside counsel, are responsible for assessing the materiality of the incident. The General Counsel is responsible for notifying the Technology Committee and the Board of any incident determined to be material.

As of the date of this report, the Company has not identified risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, there can be no assurance that the Company, or third parties on which it relies, will not experience a cybersecurity threat or incident in the future. We continue to monitor cyber risk closely; however, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. Risk factors for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES

The following table summarizes the location and general use of our principal properties as of January 31, 2026 that we consider to be material to our business and that we believe will meet our operational needs for the foreseeable future:

Facility	Location	Owned/Leased	Segment	Approximate Square Feet
Principal corporate office	Columbus, Ohio	Owned	Corporate and Retail	178,000
Distribution centers:
Midwest Logistics Center	Columbus, Ohio	Owned	Retail	625,000
East Coast Logistics Center	Westampton, New Jersey	Leased	Retail and Brand Portfolio	683,000
West Coast Logistics Center	Glendale, Arizona	Leased	Retail	276,000
Retail stores	665 various North American locations	Leased	Retail	10,922,000
Primary foreign sourcing office	Dongguan, China	Leased	Brand Portfolio	102,000

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 13, Commitments and Contingencies - Legal Proceedings, of the consolidated financial statements of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON SHARES

Our Class A common shares are listed for trading on the NYSE under the ticker symbol "DBI." There is currently no public market for the Company's Class B common shares, but the Class B common shares can be converted into the Company's Class A common shares at the election of the holder on a share-for-share basis. Holders of Class A common shares are entitled to one vote per share and holders of Class B common shares are entitled to eight votes per share on matters submitted to shareholders for approval. As of March 23, 2026, there were 186 holders of record of our Class A common shares and 11 holders of record of our Class B common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street names" or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition, and any other relevant factors. We anticipate declaring dividends on a quarterly basis.

On March 12, 2026, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on April 10, 2026 to shareholders of record as of the close of business on March 26, 2026.

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. As of January 31, 2026, $19.7 million of Class A common shares remained available for repurchase under the program. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions. For 2025, we did not have any share repurchases.

RESTRICTIONS

The ABL Revolver and the Term Loan contain customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

PERFORMANCE GRAPH

The following graph compares our cumulative total shareholder return on our Class A common shares with the cumulative total returns of the Standard and Poor's ("S&P") MidCap 400 Index and the S&P MidCap 400 Retail Index, both of which are published indices. The comparison of the cumulative total returns for each investment assumes that $100 was invested on January 30, 2021 and that all dividends were reinvested. This comparison includes the period beginning January 30, 2021 and ended January 31, 2026.

Company / Index	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025	January 31, 2026
Designer Brands Inc.	$100.00	$104.41	$87.01	$77.80	$43.63	$57.90
S&P MidCap 400 Index	$100.00	$111.55	$115.15	$123.72	$146.97	$158.27
S&P MidCap 400 Retail Index	$100.00	$101.29	$93.72	$102.42	$134.96	$122.45

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

Our two reportable segments are the Retail segment and the Brand Portfolio segment. Beginning with this 2025 Annual Report on Form 10-K, we aggregated our previously reported U.S. Retail operating segment and Canada Retail operating segment into a single reportable segment, the Retail segment, due to the similar nature of their operations and economic characteristics. This aggregation had no impact on our historical consolidated financial position, results of operations or cash flows. All prior period segment information has been recast to conform to the current reporting segment presentation.

The following discussion includes a comparison of our results of operations and liquidity and capital resources for 2025 and 2024. Except where it may be useful in understanding 2025 results, we have omitted discussion of results for 2023, which may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual
Report on Form 10-K for the year ended February 1, 2025, filed with the SEC on March 24, 2025.

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

For 2025, net sales decreased 3.9% with a decrease in total comparable sales of 4.3% over last year. Gross profit as a percentage of net sales for 2025 was 43.6%, an increase of 90 basis points when compared to last year.

EFFECTS OF MACROECONOMIC CONDITIONS AND TARIFFS

Macroeconomic conditions influenced by uncertain tariff policies, stock market indices, interest rates, inflation and employment levels, along with geopolitical unrest, continue to persist and create a challenging retail environment. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. We believe these ongoing uncertainties have had a negative impact on our operating results and liquidity during 2025 and we may continue to experience the impact of decreased consumer demand for our products and lower direct-to-consumer traffic. We have enacted certain mitigating actions, including alignment of inventory with current demand levels, expense and capital expenditure reductions, and accelerating sourcing diversification efforts. Although we have made progress in mitigating the impacts of certain macroeconomic conditions, our actions are not necessarily complete, and they should be viewed as part of the process in which we will continue our efforts to better align our cost structure with our operating results. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, including from one of our quarterly reporting periods to the next, or the full impact such circumstances could have on our business. These factors ultimately could require us to enact further mitigating operating efficiency measures that could have a material adverse effect on our business, results of operations, and liquidity.

Following its January 2025 inauguration, the U.S. administration has taken action to increase tariffs assessed on most products imported into the U.S. Various modifications to the U.S. tariffs have been announced, and further changes are expected to be made in the future, including in response to litigation, which has introduced heightened uncertainty regarding the future of global trade and the impact to our cost structure. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (the "IEEPA"). The U.S. Supreme Court did not address refunds or remedies but instead remanded the matter to the U.S. Court of International Trade to address remedies. In response, the U.S. President issued an executive order rescinding the IEEPA tariffs and directing agencies to take measures to cease collection of the tariffs. Further, following the decision, the U.S. President imposed a new tariff surcharge of not less than 10% under Section 122 of the Trade Act of 1974 on all imports, subject to certain exceptions. The tariffs under this statute took effect on February 24, 2026, and will remain in effect for 150 days (the maximum under the statute). Tariffs have not been previously imposed under this statutory provision, and such tariffs may be increased. On March 4, 2026, the U.S. Court of International Trade ruled that companies that paid tariffs imposed under the IEEPA are due refunds. There remains substantial uncertainty regarding any refund processes and further uncertainty regarding future trade policy actions, and any future tariffs or other trade policy actions could affect our cost structure and supply chain. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with the majority of our units sourced from Asia. In addition to the merchandise sourced through our Brand Portfolio segment, our Retail segment also sources merchandise from third-party suppliers, with many of these suppliers importing a large portion of their merchandise from Asia. We are closely monitoring this situation and evaluating the actions we have taken and additional actions we may take in the future, including cost mitigation measures and price adjustments. For our Brand Portfolio segment, we have adjusted our sourcing diversification by optimizing where we source our products from in an effort to mitigate the risk, maximize flexibility, and decrease costs. However, sourcing diversification could result in product quality issues, higher product costs, and/or not being able to source the quantity desired on a timely basis and there can be no assurance that we will be able to fully mitigate the impact of such tariffs or new tariffs in Asia or elsewhere. The ultimate impact of tariffs and other trade policies on our business will depend on several factors, including future measures implemented by the U.S. government and the governments of other countries, the overall magnitude and duration of these measures, and our ability to mitigate effects, which could include higher import costs and our ability to obtain any refund. Accordingly, our financial position or results of operations may be adversely influenced by political, economic, legal, compliance, social, and business conditions in the U.S. and in other countries.

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

FINANCIAL SUMMARY AND OTHER KEY METRICS

For 2025:
•Net sales decreased to $2.9 billion from $3.0 billion last year.
•Gross profit as a percentage of net sales was 43.6% compared to 42.7% in 2024.
•Net loss attributable to Designer Brands Inc. was $8.4 million, or $0.17 loss per diluted share, compared to net loss attributable to Designer Brands Inc. of $10.5 million, or $0.20 loss per diluted share, last year.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	2025	2024
Change in comparable sales:
Retail segment	(3.9)%	(1.5)%
Brand Portfolio segment - direct-to-consumer channel	(21.9)%	(9.5)%
Total	(4.3)%	(1.7)%

We consider the percent change in comparable sales from the same previous year period, a primary metric commonly used throughout the retail industry, to be an important measurement for management and investors of the performance of our direct-to-consumer businesses. We include in our comparable sales metric sales from stores in operation for at least 14 months at the beginning of the applicable year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales include the e-commerce sales of the Retail segment. Comparable sales in Canada exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales include the e-commerce net sales of the Brand Portfolio segment from the direct-to-consumer e-commerce sites. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores- The following table presents the number of stores by banner in our Retail segment:

	January 31, 2026	February 1, 2025
DSW	519	520
The Shoe Co.	118	121
Rubino	28	28
Total number of stores	665	669

RESULTS OF OPERATIONS

2025 COMPARED WITH 2024

The following table presents our consolidated results of operations with associated percentages of net sales:

(amounts in thousands, except per share amounts)	2025		2024		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$2,892,671	100.0%	$3,009,262	100.0%	$(116,591)	(3.9)%
Cost of sales	(1,632,281)	(56.4)	(1,723,304)	(57.3)	91,023	(5.3)%
Gross profit	1,260,390	43.6	1,285,958	42.7	(25,568)	(2.0)%
Operating expenses	(1,219,233)	(42.1)	(1,245,834)	(41.4)	26,601	(2.1)%
Income from equity investments	11,026	0.4	13,145	0.5	(2,119)	(16.1)%
Impairment charges	(4,419)	(0.2)	(18,336)	(0.6)	13,917	(75.9)%
Operating profit	47,764	1.7	34,933	1.2	12,831	36.7%
Interest expense, net	(45,338)	(1.6)	(45,291)	(1.6)	(47)	0.1%
Non-operating expenses, net	(192)	—	(372)	—	180	(48.4)%
Income (loss) before income taxes and loss from equity investment	2,234	0.1	(10,730)	(0.4)	12,964	NM
Income tax benefit (provision)	(6,958)	(0.3)	755	—	(7,713)	NM
Loss from equity investment	(847)	—	—	—	(847)	NM
Net loss	(5,571)	(0.2)	(9,975)	(0.4)	4,404	(44.2)%
Net income attributable to redeemable noncontrolling interest	(2,803)	(0.1)	(574)	—	(2,229)	388.3%
Net loss attributable to Designer Brands Inc.	$(8,374)	(0.3)%	$(10,549)	(0.4)%	$2,175	(20.6)%
Basic and diluted loss per share attributable to Designer Brands Inc.	$(0.17)		$(0.20)		$0.03	(15.0)%
Basic and diluted weighted average shares used in per share calculations	49,136		53,657		(4,521)	(8.4)%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

(dollars in thousands)	2025		2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales %
Segment net sales:
Retail	$2,656,809	88.0%	$2,749,124	87.3%	$(92,315)	(3.4)%	(3.9)%
Brand Portfolio	362,861	12.0	398,881	12.7	(36,020)	(9.0)%	(21.9)%
Total segment net sales	3,019,670	100.0%	3,148,005	100.0%	(128,335)	(4.1)%	(4.3)%
Elimination of intersegment net sales	(126,999)		(138,743)		11,744	(8.5)%
Consolidated net sales	$2,892,671		$3,009,262		$(116,591)	(3.9)%

During 2025, net sales decreased in the Retail segment primarily driven by a decline in comparable sales of approximately $106.0 million, which was partially offset by an increase in non-product sales activity including service revenue, retail media income, and shipping revenue. The decrease in comparable sales for the Retail segment was largely driven by lower comparable transactions of approximately 8% due to reduced traffic, partially offset by an increase in comparable average sales amounts per transaction. The decrease in net sales for the Brand Portfolio segment was primarily due to lower revenue from wholesale activity of $39.9 million (excluding Topo wholesale) as retail customers and the Retail segment pulled back on orders, partially offset by a $17.3 million increase in net sales from strong Topo wholesale activity, with the remaining decrease from direct-to-consumer sales, primarily from the Vince Camuto e-commerce site.

GROSS PROFIT

The following table summarizes gross profit by segment:

(dollars in thousands)	2025		2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
Retail	$1,152,705	43.4%	$1,186,228	43.1%	$(33,523)	(2.8)%	30
Brand Portfolio	102,791	28.3%	109,814	27.5%	(7,023)	(6.4)%	80
Total segment gross profit	1,255,496	41.6%	1,296,042	41.2%	(40,546)	(3.1)%	40
Net recognition (elimination) of intersegment gross profit	4,894		(10,084)		14,978
Consolidated gross profit	$1,260,390	43.6%	$1,285,958	42.7%	$(25,568)	(2.0)%	90

The decrease in gross profit for the Retail segment was primarily driven by the decrease in net sales at a slightly higher margin rate. The improved margin rate was primarily due to greater efficiency in our digital order fulfillment operations. The decrease in gross profit for the Brand Portfolio segment was primarily due to lower sales as retail customers pulled back on orders. Gross profit as a percentage of net sales increased for the Brand Portfolio segment primarily due to favorable customer mix and improved inventory management with less seasonal aged product, partially offset by the deleverage of fixed royalty expenses on lower net sales.

The net recognition (elimination) of intersegment gross profit consisted of the following:

(in thousands)	2025	2024
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(126,999)	$(138,743)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	92,850	95,138
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	39,043	33,521
	$4,894	$(10,084)

OPERATING EXPENSES

The following table summarizes operating expenses by segment:

(dollars in thousands)	2025		2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating expenses:
Retail	$941,153	35.4%	$936,786	34.1%	$4,367	0.5%	130
Brand Portfolio	102,909	28.4%	119,734	30.0%	(16,825)	(14.1)%	(160)
Total segment operating expenses	1,044,062	34.6%	1,056,520	33.6%	(12,458)	(1.2)%	100
Corporate	175,171		189,314		(14,143)	(7.5)%
Consolidated operating expenses	$1,219,233	42.1%	$1,245,834	41.4%	$(26,601)	(2.1)%	70

During 2025, operating expenses increased in the Retail segment primarily due to an increase in distribution and fulfillment costs of $7.7 million with the addition of our new distribution center, partially offset by lower store selling expenses in line with lower net sales. Operating expenses as a percentage of net sales increased in the Retail segment due to the deleverage impact of lower net sales. Operating expenses decreased in the Brand Portfolio segment primarily due to an $8.6 million decrease in marketing expenses with the remaining decrease primarily due to lower personnel overhead and other costs, in line with lower net sales. Operating expenses as a percentage of net sales decreased in the Brand Portfolio segment as the decline in operating expenses leveraged even with lower net sales. Operating expenses decreased for corporate shared services primarily due to lower professional fees.

IMPAIRMENT CHARGES

Impairment charges are not attributed to any of our segments for segment presentation purposes. During 2025, we recorded impairment charges to long-lived assets of $2.4 million due to underperforming stores and $2.0 million of an interest in an equity security without a readily determinable fair value held at cost, which resulted in no remaining value due to the lack of liquidity and the deterioration in the business prospects of the investee. During 2024, we recorded impairment charges of $9.4 million due to a vacated leased corporate office and other corporate assets, $7.0 million of our equity investment in Le Tigre due to the inability of Le Tigre to generate earnings with expected future losses, and $1.9 million due to underperforming stores.

OPERATING PROFIT

The following table summarizes operating profit by segment:

(dollars in thousands)	2025		2024		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating profit:
Retail	$211,552	8.0%	$249,442	9.1%	$(37,890)	(15.2)%	(110)
Brand Portfolio	10,908	3.0%	3,225	0.8%	7,683	238.2%	220
Total segment operating profit	222,460	7.4%	252,667	8.0%	(30,207)	(12.0)%	(60)
Corporate/eliminations	(174,696)		(217,734)		43,038	(19.8)%
Consolidated operating profit	$47,764	1.7%	$34,933	1.2%	$12,831	36.7%	50

During 2025, operating profit for the Retail segment decreased primarily due to lower gross profit. Operating profit for the Brand Portfolio segment increased due to lower operating expenses, partially offset by lower gross profit. Corporate/eliminations were favorable to consolidated operating profit due to lower corporate operating expenses, lower impairments, and favorable intersegment activity. These factors led to an increase in consolidated operating profit.

INCOME TAXES

The effective tax rate, which is calculated based on income (loss) before income tax and loss from equity investment, for 2025 and 2024 was 311.5% and 7.0%, respectively. The effective tax rate for 2025 differed from the statutory rate primarily due to the impact of non-deductible compensation and higher state income taxes resulting from state valuation allowances and tax return adjustments as well as the income tax amounts on a relatively low pretax income base. The effective tax rate for 2024 differed from the statutory rate, primarily due to non-deductible compensation and other adjustments partially offset by discrete tax benefits recognized, primarily related to the release of tax reserves no longer deemed necessary and state tax planning initiatives.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally.

The following table summarizes our material undiscounted cash requirements for 2026 and future fiscal years thereafter, and provides reference for each item to the relevant note of the consolidated financial statements of this Form 10-K:

(in thousands)	Note Reference	2026	Future Fiscal Years Thereafter	Total
Fixed minimum lease payments	Note 9	$219,242	$757,263	$976,505
Debt maturities	Note 12	$6,750	$431,938	$438,688
Noncancelable purchase obligations	Note 13	$9,678	$4,399	$14,077
Guaranteed minimum royalty payments	Note 13	$33,834	$67,668	$101,502

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy, and withstand unanticipated business volatility, including the impacts of the global economic conditions on our results of operations. We believe that cash generated from our operations together with our current levels of cash and the availability under our ABL Revolver are sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund acquisitions and capital expenditures, repurchase common shares under our share repurchase program, and meet our debt service obligations over the next 12 months and beyond.

The following table presents the key categories of our consolidated statements of cash flows:

(in thousands)	2025	2024	Change
Net cash provided by operating activities	$109,860	$82,236	$27,624
Net cash used in investing activities	(33,521)	(62,673)	29,152
Net cash used in financing activities	(72,532)	(22,094)	(50,438)
Effect of exchange rate changes on cash balances	2,312	(1,890)	4,202
Net increase (decrease) in cash and cash equivalents	$6,119	$(4,421)	$10,540

OPERATING CASH FLOWS

The increase in net cash provided by operations was primarily due to improved working capital management as we adjusted inventories in line with sales volume and the timing of payments, partially offset by the receipt of income tax refunds of over $40.0 million in 2024.

INVESTING CASH FLOWS

The decrease in cash used in investing activities during 2025 as compared to 2024 was primarily due to the reduction in capital expenditures of $19.3 million as we pulled back in response to the lower net sales experienced especially early in the year, along with impact of the 2024 acquisition of Rubino for $16.1 million.

FINANCING CASH FLOWS

For 2025, we had net cash used in financing activities primarily due to net payments on debt of $57.8 million on our ABL Revolver and Term Loan and dividend payments of $9.7 million. For 2024, we had net cash used in financing activities primarily due to the repurchase of 10.3 million Class A common shares at an aggregate cost of $68.6 million, dividend payments of $10.5 million, and payments on our Term Loan of $6.8 million, partially offset by the net receipts of $69.0 million from our ABL Revolver.

DEBT

ABL Revolver- The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") with approximately $30.0 million borrowed. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. The ABL Revolver matures on the earlier of the maturity date of the Term Loan (currently June 2028) or February 2031. As of January 31, 2026, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $394.2 million, with $289.1 million in outstanding borrowings and $4.0 million in letters of credit issued, resulting in $101.1 million available for borrowings.

Term Loan- On June 23, 2023, we entered into the Term Loan and have since borrowed the maximum aggregate amount of $135.0 million. The Term Loan matures at the earliest of the date the ABL Revolver matures or June 2028.

Debt Covenants- The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month of 2.50 to 1.00, calculated on a trailing twelve-month basis. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of January 31, 2026, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Refer to Note 12, Debt, of the consolidated financial statements of this Form 10-K for further information about our debt arrangements.

PLANS FOR CAPITALIZED COSTS

During 2026, we expect to spend approximately $45.0 million to $55.0 million that will be capitalized for property and equipment and implementation costs for cloud computing arrangements accounted for as service contracts. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

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
Inventories- The Retail segment inventory held in the U.S. is accounted for using the retail inventory method, which is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time that the retail value of the inventory is lowered by markdowns. All other inventory is accounted for using the moving average cost method and is stated at the lower of cost or net realizable value. For all inventories, we also monitor excess and obsolete inventories that may need to be liquidated at amounts below cost. We perform physical inventory counts or cycle counts on all inventory on hand throughout the year and adjust the recorded balance to reflect the results. We record estimated shrink between physical inventory counts, based on historical experience and recent results, less amounts realized.
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
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets- We evaluate goodwill and other indefinite-lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant and sustained decline in our stock price, that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that there is an impairment. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value exceeds its fair value, we will calculate the estimated fair value. Fair value is the price a willing buyer would pay and is typically calculated using a discounted cash flow analysis. Where deemed appropriate, we may also utilize a market approach for estimating fair value. Impairment charges are calculated as the amount by which the carrying amount exceeds its fair value, but not to exceed the carrying value.
When assessing goodwill and other indefinite-lived intangible assets for impairment, our decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the estimated fair value over carrying value at the last assessment date and the amount of time since the last quantitative fair value assessments. Our quantitative impairment calculations contain uncertainties, as we are required to make assumptions and to apply judgment when estimating future cash flows, including projected revenue and operating results, as well as selecting appropriate discount rates and an assumed royalty rate. Estimates of revenue and operating results are based on internal projections considering past performance and forecasted changes, strategic initiatives, and the business environment impacting performance. Discount rates and a royalty rate are selected based on market participant assumptions. These estimates are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.
As of January 31, 2026, we had goodwill of $93.7 million, $25.8 million, $7.0 million, and $4.3 million for the U.S. Retail, Keds, Rubino, and Topo reporting units, respectively. As of the fourth quarter measurement date, we performed a qualitative impairment assessment for the goodwill in the U.S. Retail and Topo reporting units and determined it is not more likely than not that there is an impairment for either reporting unit. Also, we determined for the Keds and Rubino reporting units that the fair values were in excess of their carrying values and a 10% decrease in fair value would not result in an impairment charge.

As of January 31, 2026, we had indefinite-lived tradenames of $19.8 million and $44.2 million within the Retail segment and Brand Portfolio segment, respectively. The Retail segment includes the indefinite-lived tradenames of The Shoe Co. and Rubino and the Brand Portfolio segment includes the indefinite-lived tradename of Keds. We have determined that the fair value of each of the indefinite-lived tradenames was in excess of the carrying value and a 10% decrease in fair value would not result in an impairment charge.

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

As of January 31, 2026, we had a valuation allowance of $13.8 million primarily related to state deferred tax assets. We also had gross unrecognized tax benefits of $9.3 million. However, we may have material adjustments in the future that may impact our income tax amounts based on additional information, additional guidance or revised interpretations.

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

INTEREST RATE RISK

As of January 31, 2026, we had $319.1 million and $119.6 million outstanding on our ABL Revolver and Term Loan, respectively. Borrowings and letters of credit issued under the ABL Revolver and Term Loan accrue interest based on variable rates of interest, which expose us to interest rate market risks, particularly during a period of rising interest rates. The impact of a hypothetical 100 basis point increase in interest rates on our outstanding borrowings would result in approximately $4.0 million of additional expense over a 12-month period based on the balance as of January 31, 2026.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Designer Brands Inc. and subsidiaries (the "Company") as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Valuation of the Retail Segment Inventory Held in the U.S. – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The U.S. DSW Designer Shoe Warehouse ("DSW") banner, included within the Retail Segment, accounts for inventory using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered by markdowns. Earnings are negatively impacted as the merchandise is marked down prior to sale.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of estimated inventory markdowns included the following, among others:
•We tested the design and effectiveness of controls over the completeness of estimated inventory markdowns, including management's controls over the valuation of the estimated inventory markdown reserves, and the monitoring of aged inventory.
•We evaluated management's ability to accurately estimate inventory markdowns by comparing estimated inventory markdowns as of January 31, 2026 to subsequent sales of inventory that had been marked down.
•We observed physical inventory counts throughout the fiscal year, including merchandise designated for markdown.
•We assessed inventory aging as of January 31, 2026, and subsequent sell through of inventory.
•We tested the amount of estimated inventory markdowns by evaluating management's calculation.
•We developed an independent expectation for estimated inventory markdowns based on historical inventory balances and compared our expectation to the amount recorded by management.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 30, 2026

We have served as the Company's auditor since 1997.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	2025	2024	2023
Net sales	$2,892,671	$3,009,262	$3,074,976
Cost of sales	(1,632,281)	(1,723,304)	(1,750,981)
Gross profit	1,260,390	1,285,958	1,323,995
Operating expenses	(1,219,233)	(1,245,834)	(1,256,150)
Income from equity investments	11,026	13,145	9,390
Impairment charges	(4,419)	(18,336)	(4,834)
Operating profit	47,764	34,933	72,401
Interest expense, net	(45,338)	(45,291)	(32,171)
Non-operating expenses, net	(192)	(372)	(33)
Income (loss) before income taxes and loss from equity investment	2,234	(10,730)	40,197
Income tax benefit (provision)	(6,958)	755	(10,981)
Loss from equity investment	(847)	—	—
Net income (loss)	(5,571)	(9,975)	29,216
Net income attributable to redeemable noncontrolling interest	(2,803)	(574)	(154)
Net income (loss) attributable to Designer Brands Inc.	$(8,374)	$(10,549)	$29,062
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$(0.17)	$(0.20)	$0.47
Diluted earnings (loss) per share	$(0.17)	$(0.20)	$0.46
Weighted average shares used in per share calculations:
Basic shares	49,136	53,657	61,296
Diluted shares	49,136	53,657	63,375

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2025	2024	2023
Net income (loss)	$(5,571)	$(9,975)	$29,216
Other comprehensive income (loss) - Foreign currency translation gain (loss)	5,062	(5,412)	(289)
Comprehensive income (loss)	(509)	(15,387)	28,927
Comprehensive income attributable to redeemable noncontrolling interest	(2,803)	(574)	(154)
Comprehensive income (loss) attributable to Designer Brands Inc.	$(3,312)	$(15,961)	$28,773

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)	January 31, 2026	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$50,871	$44,752
Receivables, net	59,444	50,371
Inventories	563,547	599,751
Prepaid expenses and other current assets	34,286	39,950
Total current assets	708,148	734,824
Property and equipment, net	213,291	208,199
Operating lease assets	675,648	701,621
Goodwill	130,837	130,386
Intangible assets, net	81,242	84,639
Deferred tax assets	35,882	43,324
Equity investments	56,260	56,761
Other assets	46,325	49,470
Total assets	$1,947,633	$2,009,224
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$236,195	$271,524
Accrued expenses	170,014	152,153
Current maturities of long-term debt	6,750	6,750
Current operating lease liabilities	175,515	159,924
Total current liabilities	588,474	590,351
Long-term debt	428,206	484,285
Non-current operating lease liabilities	596,587	635,076
Other non-current liabilities	46,606	17,737
Total liabilities	1,659,873	1,727,449
Commitments and contingencies
Redeemable noncontrolling interest	5,274	3,284
Shareholders' equity:
Common shares paid in-capital, no par value	1,061,957	1,045,002
Treasury shares, at cost	(833,351)	(833,355)
Retained earnings	59,869	77,895
Accumulated other comprehensive loss	(5,989)	(11,051)
Total shareholders' equity	282,486	278,491
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$1,947,633	$2,009,224

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 28, 2023	55,921	7,733	32,882	$1,018,872	$(662,614)	$81,993	$(5,350)	$432,901
Net income attributable to Designer Brands Inc.	—	—	—	—	—	29,062	—	29,062
Stock-based compensation activity	3,248	—	—	11,893	—	—	—	11,893
Repurchase of Class A common shares	(9,678)	—	9,678	—	(102,188)	—	—	(102,188)
Dividends paid ($0.20 per share)	—	—	—	—	—	(12,159)	—	(12,159)
Foreign currency translation adjustment	—	—	—	—	—	—	(289)	(289)
Balance, February 3, 2024	49,491	7,733	42,560	1,030,765	(764,802)	98,896	(5,639)	359,220
Net loss attributable to Designer Brands Inc.	—	—	—	—	—	(10,549)	—	(10,549)
Stock-based compensation activity	1,062	—	—	14,237	—	—	—	14,237
Repurchase of Class A common shares	(10,342)	—	10,342	—	(68,553)	—	—	(68,553)
Dividends paid ($0.20 per share)	—	—	—	—	—	(10,452)	—	(10,452)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,412)	(5,412)
Balance, February 1, 2025	40,211	7,733	52,902	1,045,002	(833,355)	77,895	(11,051)	278,491
Net loss attributable to Designer Brands Inc.	—	—	—	—	—	(8,374)	—	(8,374)
Stock-based compensation activity	1,851	—	—	16,955	—	—	—	16,955
Dividends paid ($0.20 per share)	—	—	—	—	—	(9,652)	—	(9,652)
Foreign currency translation adjustment	—	—	—	—	—	—	5,062	5,062
Other	—	—	—	—	4	—	—	4
Balance, January 31, 2026	42,062	7,733	52,902	$1,061,957	$(833,351)	$59,869	$(5,989)	$282,486

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(5,571)	$(9,975)	$29,216
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,079	63,821	66,140
Stock-based compensation expense	18,990	18,658	29,374
Deferred income taxes	7,442	(4,313)	9,124
Income from equity investments	(10,179)	(13,145)	(9,390)
Distributions received from equity investments	15,328	12,254	10,353
Impairment charges	4,419	18,336	4,834
Other	(93)	1,423	333
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivables	(8,969)	(15,392)	3,345
Income tax receivable	—	44,476	(455)
Inventories	39,212	(24,773)	76,223
Prepaid expenses and other current assets	9,791	34,868	(29,203)
Accounts payable	(34,531)	(20,903)	36,113
Accrued expenses	14,008	(15,245)	(29,884)
Operating lease assets and liabilities, net	934	(7,854)	(33,724)
Net cash provided by operating activities	109,860	82,236	162,399
Cash flows from investing activities:
Cash paid for property and equipment	(31,605)	(50,891)	(54,997)
Cash paid for business acquisitions	—	(16,144)	(127,496)
Other	(1,916)	4,362	—
Net cash used in investing activities	(33,521)	(62,673)	(182,493)
Cash flows from financing activities:
Borrowing on revolving credit facility	887,391	1,337,556	1,232,013
Payments on revolving credit facility	(938,418)	(1,268,536)	(1,211,978)
Proceeds from the issuance of the Term Loan	—	—	135,000
Payments for borrowings under the Term Loan	(6,750)	(6,750)	(1,875)
Payments of debt issuance costs	—	—	(10,701)
Cash paid for treasury shares	—	(68,553)	(102,188)
Dividends paid	(9,652)	(10,452)	(12,159)
Cash paid for taxes for stock-based compensation shares withheld	(2,035)	(4,421)	(17,481)
Other	(3,068)	(938)	(152)
Net cash provided by (used in) financing activities	(72,532)	(22,094)	10,479
Effect of exchange rate changes on cash balances	2,312	(1,890)	22
Net increase (decrease) in cash and cash equivalents	6,119	(4,421)	(9,593)
Cash and cash equivalents, beginning of period	44,752	49,173	58,766
Cash and cash equivalents, end of period	$50,871	$44,752	$49,173
Supplemental disclosures of cash flow information:
Cash paid for interest on debt	$39,083	$40,443	$29,564
Property and equipment purchases not yet paid	$2,762	$5,038	$5,056
Contribution of intangible asset to equity investment	$2,700	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Business Operations- Designer Brands Inc. ("we," "us," "our," and the "Company") is one of the world's largest designers, producers, and retailers of footwear and accessories. We operate in two reportable segments: the Retail segment and the Brand Portfolio segment. The Retail segment operates the DSW Designer Shoe Warehouse ("DSW") banner through its direct-to-consumer stores and e-commerce sites in the United States ("U.S.") and Canada and The Shoe Co. and Rubino banners through its direct-to-consumer stores and e-commerce sites in Canada. The Brand Portfolio segment primarily earns revenue from the wholesale of our exclusive and licensed brands to retailers, our Retail segment, and international distributors and the sale of our Vince Camuto, Keds, and Topo brands through direct-to-consumer e-commerce sites.

On February 4, 2023, we completed the acquisition of the Keds business ("Keds"). This acquisition expanded the reach of our exclusive brands offerings within the Brand Portfolio segment into casual and athleisure footwear in the wholesale and direct-to-consumer e-commerce channels. On April 8, 2024, we completed the acquisition of Rubino Shoes Inc. ("Rubino"), a retailer of branded footwear, handbags, and accessories that operates Rubino banner stores and an e-commerce site in Quebec, Canada. The acquisition of Rubino has allowed our Retail segment to expand into the province of Quebec.

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

Revenue Recognition- Sales from the Retail segment are recognized upon customer receipt of merchandise, net of estimated returns and exclude sales tax. For products shipped directly to our customers, we recognize the sale upon the estimated customer receipt date based on historical delivery transit times. Revenue from shipping and handling is recorded in net sales while the related costs are included in cost of sales on the consolidated statements of operations. For products shipped directly to our customers from our suppliers (referred to as "drop ship"), we record gross sales upon customer receipt based on the price paid by the customers as we have determined that we are the principal party responsible for the sale transaction.

Sales from the Brand Portfolio segment are recognized upon transfer of control. Generally, our wholesale customers arrange their own transportation of merchandise and control is transferred at the time of shipment. Sales are recorded at the transaction price, excluding sales tax, net of estimated returns and allowances. Direct-to-consumer online sales are recognized upon the estimated customer receipt date based on historical delivery transit times and are net of estimated returns and exclude sales tax. Revenue from shipping and handling for direct-to-consumer online sales are recorded in net sales while the related costs are included in cost of sales on the consolidated statements of operations.

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

Reward Programs- We offer reward programs to our Retail segment customers. Members earn points based on their level of spending, as well as for various other activities. Upon reaching a specified point threshold, members receive reward certificates that may be redeemed for purchases made within the stated expiration date. We record a reduction of net sales when points are awarded based on an allocation of the initial customer purchase and the stand-alone value of the points earned. We maintain a deferred liability for the outstanding points and certificates based on historical conversion and redemption rates. The deferred liability is reduced and sales are recognized when certificates are redeemed or when points and certificates expire.

Cost of Sales- Cost of sales consists primarily of the cost of merchandise sold, including freight and the impact of inventory valuation adjustments, net of estimated returns, and royalty expenses for licensed brands. Cost of sales excludes depreciation and amortization expenses, which are included in operating expenses.

Operating Expenses- Operating expenses include expenses related to distribution and fulfillment, rent (net of sublease income) and other occupancy costs, store selling operations, marketing, design, sourcing, buying, customer service center, depreciation and amortization, and corporate expenses. Corporate expenses include expenses related to administration, information technology ("IT"), finance, human resources, legal, real estate, and other shared services performing corporate-level activities.

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

Chief Executive Officer Transition- In 2023, we completed the transition of the Company's Chief Executive Officer ("CEO") role. During 2023, we recognized CEO transition costs of $4.4 million in operating expenses on the consolidated statements of operations. There were no CEO transition costs for 2024 and 2025.

Severance- During 2025, 2024 and 2023, we incurred severance costs, excluding the severance related to the CEO transition, of $9.8 million, $5.8 million and $5.1 million, respectively. These costs are included in operating expenses on the consolidated statements of operations and no amounts were material to any individual reportable segment. As of January 31, 2026 and February 1, 2025, we had $5.8 million and $1.3 million, respectively, of severance liability included in accrued expenses on the consolidated balance sheets.

Marketing Expense- The cost of advertising is generally expensed when the advertising first takes place or when mailed. During 2025, 2024 and 2023, marketing costs were $163.7 million, $173.0 million and $176.4 million, respectively.

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

On July 4, 2025, new U.S. tax legislation H.R.1, referred to as the One Big Beautiful Bill ("OBBB"), was signed into law. OBBB contains several changes to corporate taxation including accelerated fixed asset depreciation, limitations on deductions of interest expense, and modifications to capitalization of research and development expenses. We have determined that the impact of OBBB on our 2025 annual effective tax rate did not have a material impact on our financial statements.

Cash and Cash Equivalents- Cash and cash equivalents represent cash, money market funds, and credit card receivables that generally settle within three days.

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

We have a 40% ownership interest in ABG-Camuto, LLC ("ABG-Camuto"), a joint venture that owns the intellectual property rights of Vince Camuto and other brands, and a 33.3% ownership interest in Le Tigre 360 Global LLC ("Le Tigre"), which manages the Le Tigre brand. On July 28, 2025, we contributed cash of $1.9 million and the Pro-Keds tradename at a fair value of $2.7 million in exchange for a 45.0% interest in Pro-Keds International S.r.l. ("Pro-Keds JV"), which manages the Pro-Keds brand. We account for our investments in ABG-Camuto, Le Tigre, and Pro-Keds JV using the equity method. Our equity investments in ABG-Camuto and Le Tigre are an integral part of the Brand Portfolio segment.

The following table presents activity related to our equity investments:

(in thousands)	2025	2024	2023
Balance at beginning of period	$56,761	$62,857	$63,820
Investment in Pro-Keds JV	4,616	—	—
Impairment of Le Tigre equity investment	—	(6,987)	—
Share of net earnings	10,179	13,145	9,390
Distributions received	(15,328)	(12,254)	(10,353)
Other	32	—	—
Balance at end of period	$56,260	$56,761	$62,857

During 2025, we recorded an impairment charge of $2.0 million of an equity security without a readily determinable fair value held at cost, which resulted in no remaining value due to the lack of liquidity and the deterioration in the business prospects of the investee. During 2024, we recorded an impairment charge of $7.0 million of our ownership interest in the Le Tigre equity investment resulting in no remaining value due to the inability of Le Tigre to generate earnings with expected future losses.

Receivables, net- Receivables are classified as current assets because the average collection period is generally shorter than one year. We monitor our exposure for credit losses based upon specific receivable balances and we record related allowances for credit losses for estimated losses resulting from the inability of our customers to make required payments. We utilize an unrelated third-party provider for credit and collection services for receivables from the sale of wholesale products to certain retailers. This third-party provider guarantees payment for the majority of the serviced receivables.

Inventories- All of our inventory is made up of finished goods. Inventory in the Retail segment held in the U.S. is accounted for using the retail inventory method and is stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost basis of inventories is decreased by charges to cost of sales at the time the retail value of the inventory is lowered by markdowns. As a result, earnings are negatively impacted as the merchandise is marked down prior to sale. Inventory in the Retail segment held in Canada and in the Brand Portfolio segment is accounted for using the moving average cost method and is stated at the lower of cost or net realizable value. We monitor aged inventory for obsolete and slow-moving inventory that may need to be liquidated in the future at amounts below cost. Reductions to inventory values establish a new cost basis. Favorable changes in facts or circumstances do not result in an increase in the newly established cost basis.

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

Concentration of Risks- We are subject to risks due to concentration of our merchandise coming from China. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with 60% of units sourced from China during 2025. In addition to the merchandise sourced through our Brand Portfolio segment, our Retail segment also sources merchandise from third-party suppliers with many of these suppliers importing a large portion of their merchandise from China.

We are also subject to risks due to the concentration of suppliers within the Retail segment. During 2025, three key national brand suppliers together supplied approximately 24% of our Retail segment merchandise, with no individual supplier providing more than 10% of our Retail segment merchandise.

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

Property and Equipment, net- Property and equipment, net, is stated at cost less accumulated depreciation determined by the straight-line method over the expected useful life of assets. The net book value of property or equipment sold or retired is removed from the asset and related accumulated depreciation accounts with any resulting net gain or loss included in results of operations.

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

Cloud Computing Arrangements- Capitalized implementation costs, net of accumulated amortization, for cloud computing arrangements accounted for as service contracts are included in other assets on the consolidated balance sheets. Capitalized implementation costs are amortized, once the implementation is complete, over the term of the service contract to operating expenses on the consolidated statements of operations. As of January 31, 2026 and February 1, 2025, we had $22.5 million and $21.3 million, respectively, of unamortized capitalized costs, and $13.3 million and $7.5 million, respectively, of accumulated amortization related to the capitalized costs. During 2025, 2024 and 2023, we had amortization expense related to capitalized costs of $7.3 million, $5.2 million and $2.4 million, respectively.

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

During 2025, we recorded impairment charges to long-lived assets of $2.4 million due to underperforming stores in the Retail segment. During 2024, we recorded impairment charges of $9.4 million due to a vacated leased corporate office and other corporate assets, and $1.9 million due to underperforming Retail segment stores. During 2023, we recorded impairment charges of $4.8 million, primarily due to a vacated corporate leased space.

Goodwill and Other Indefinite-Lived Intangible Assets- We evaluate goodwill and other indefinite-lived intangible assets for impairment annually during our fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. When evaluating for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that there is an impairment. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying value exceeds its fair value, we will calculate the estimated fair value. Fair value is typically calculated using a discounted cash flow analysis. Where deemed appropriate, we may also utilize a market approach for estimating fair value. Impairment charges are calculated as the amount by which the carrying amount exceeds its fair value, but not to exceed the carrying value for goodwill.

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

Redeemable noncontrolling interest- We have an exclusive call option and the noncontrolling interest holders have a put option with respect to our purchase of the remaining 20.6% ownership interest in Topo. The redemption price is based on the future performance of Topo. As a result of the redemption feature, we record the remaining interest in Topo as a redeemable noncontrolling interest in temporary equity on the consolidated balance sheets. The noncontrolling interest is adjusted each reporting period for the net income (loss) attributable to the noncontrolling interest. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. Any adjustments are also recorded as net income (loss) attributable to the noncontrolling interest.

The following table presents activity related to our redeemable noncontrolling interest:

(in thousands)	2025	2024	2023
Balance at beginning of period	$3,284	$3,288	$3,155
Net income attributable to redeemable noncontrolling interest	2,803	574	154
Distributions attributable to redeemable noncontrolling interest	(813)	(578)	(21)
Balance at end of period	$5,274	$3,284	$3,288

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

Deferred Compensation Plans- We provide defined contribution plans to eligible associates where participants may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During 2025, 2024 and 2023, we recognized costs associated with matching contributions of $7.2 million, $7.0 million and $6.9 million, respectively.

Recently Issued Accounting Pronouncements- In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement Expense Disaggregation Disclosures, which requires disaggregated disclosures for specific cost and expense categories such as inventory purchases, employee compensation, depreciation, and amortization, as well as other disclosures. ASU 2024-03 is effective either on a retrospective basis to all prior periods presented or on a prospective basis beginning with our 2027 Annual Report on Form 10-K and subsequent interim periods. We are currently evaluating the impact of adopting ASU 2024-03 to the notes of the consolidated financial statements.

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
$16,144

The fair value of the intangible asset relates to an indefinite-lived tradename and was estimated using the relief from royalty method of the income approach. The fair value measurements are based on significant unobservable inputs, including discounted future cash flows and an assumed royalty rate. The fair value of the operating lease assets was determined based on the market valuation approach. The goodwill, included within the Retail segment, represents the excess of the purchase price over the fair value of the net assets acquired and was primarily attributable to acquiring an established retail banner in a province in Canada we did not previously have a presence in. Goodwill is not deductible for income tax purposes.

3. REVENUE

DISAGGREGATION OF NET SALES

The following table presents net sales disaggregated by product and service categories for the Retail segment and sales channel for the Brand Portfolio segment:

(in thousands)	2025	2024	2023
Net sales:
Retail segment:
Non-athletic footwear:
Women's	$1,219,143	$1,293,965	$1,407,446
Men's	365,752	376,045	426,098
Kids'	112,866	120,202	100,156
Athletic footwear	784,997	809,019	717,462
Accessories and other	174,051	149,893	146,916
	2,656,809	2,749,124	2,798,078
Brand Portfolio segment:
Wholesale	313,024	335,586	271,655
Direct-to-consumer	45,058	57,610	65,724
Other	4,779	5,685	11,597
	362,861	398,881	348,976
Total segment net sales	3,019,670	3,148,005	3,147,054
Elimination of intersegment sales	(126,999)	(138,743)	(72,078)
	$2,892,671	$3,009,262	$3,074,976

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the activity related to gift cards and reward programs:

(in thousands)	2025	2024	2023
Gift cards:
Balance at beginning of period	$28,963	$31,662	$35,121
Gift cards redeemed and breakage recognized to net sales	(59,361)	(62,379)	(66,466)
Gift cards issued	58,128	59,680	63,007
Balance at end of period	$27,730	$28,963	$31,662
Reward programs:
Balance at beginning of period	$14,126	$15,971	$16,900
Reward certificates redeemed and expired and other adjustments recognized to net sales	(26,451)	(30,326)	(31,712)
Deferred revenue for reward points issued	25,170	28,481	30,783
Balance at end of period	$12,845	$14,126	$15,971

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

The following table presents the activity related to customer returns and allowances:

(in thousands)	2025	2024	2023
Balance at beginning of period	$18,053	$19,569	$19,337
Net sales reduced for estimated returns and allowances	435,225	477,516	489,375
Actual returns and allowances during the period	(436,984)	(479,032)	(489,143)
Balance at end of period	$16,294	$18,053	$19,569

As of January 31, 2026 and February 1, 2025, the asset for recovery of merchandise returns was $7.9 million and $8.9 million, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

4. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board, and members of his family (the "Schottenstein Affiliates"). As of January 31, 2026, the Schottenstein Affiliates beneficially owned approximately 30% of the Company's outstanding common shares, representing approximately 66% of the combined voting power, consisting of, in the aggregate, 7.4 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Operating and Variable Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates under operating and variable leases. See Note 9, Property and Leases, for rent expense and future minimum lease payment requirements associated with the Schottenstein Affiliates.

Other Purchases and Services- During 2025, 2024 and 2023, we had other purchases and services we incurred from the Schottenstein Affiliates of $1.4 million, $2.8 million and $2.7 million, respectively.

Amounts Due to Related Parties- Amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-CAMUTO

We have a 40.0% ownership interest in ABG-Camuto. We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For 2025, 2024 and 2023, we recorded royalty expense for amounts paid to ABG-Camuto of $19.2 million, $19.2 million and $18.1 million, respectively.

5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on net income (loss) attributable to Designer Brands Inc. and the weighted average of Class A and Class B common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares adjusted for outstanding stock-based compensation awards calculated using the treasury stock method.

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share attributable to Designer Brands Inc., and the anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share attributable to Designer Brands Inc.:

(in thousands)	2025	2024	2023
Weighted average basic shares outstanding	49,136	53,657	61,296
Dilutive effect of stock-based compensation awards	—	—	2,079
Weighted average diluted shares outstanding	49,136	53,657	63,375
Anti-dilutive shares	5,358	5,304	2,646

6. STOCK-BASED COMPENSATION

The Designer Brands Inc. 2014 Long-Term Incentive Plan, as amended and restated (the "Plan"), provides for the issuance of stock-based compensation awards to eligible recipients. Eligible recipients include associates, including executive officers, and non-employee directors. The maximum number of shares of Class A common shares underlying awards that may be issued over the term of the Plan cannot exceed 43.5 million shares. As of January 31, 2026, 23.9 million Class A common shares remain available for future stock-based compensation grants under the Plan. During 2025, 2024 and 2023, we recorded stock-based compensation expense of $19.0 million, $18.7 million and $29.4 million, respectively.

RESTRICTED STOCK UNITS

Grants of time-based RSUs generally cliff vest after three years, and performance-based RSUs generally vest based upon the achievement of pre-established goals and over the defined period of service. RSUs receive dividend equivalents in the form of additional RSUs, which are subject to the same restrictions and forfeiture provisions as the original award. The grant date fair value of RSUs is based on the closing market price of the Class A common shares on the date of the grant.

The following table presents activity related to RSUs for 2025:

	Time-Based RSUs		Performance-Based RSUs
(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	4,743	$10.57	1,013	$11.75
Granted	6,638	$4.10	904	$4.05
Vested	(1,233)	$13.23	(269)	$14.02
Forfeited	(1,739)	$6.18	(564)	$6.55
Outstanding at end of period	8,409	$5.98	1,084	$7.47

The total fair value of time-based RSUs that vested during 2025, 2024 and 2023, was $16.3 million, $14.2 million and $35.5 million, respectively. As of January 31, 2026, the total compensation cost related to unvested time-based RSUs not yet recognized was $15.8 million, with a weighted average expense recognition period remaining of 1.7 years.

The total fair value of performance-based RSUs that vested during 2025, 2024 and 2023 was $3.8 million, $4.4 million and $4.6 million, respectively. As of January 31, 2026, the total compensation cost related to unvested performance-based RSUs not yet recognized was approximately $2.0 million, with a weighted average expense recognition period remaining of 1.8 years.

DIRECTOR STOCK UNITS

We issue stock units to non-employee directors. Stock units are granted to each director on the date of each annual meeting of shareholders based on the closing market price of the Class A common shares. In addition, each director that is eligible to receive compensation for board service may elect to have the cash portion of such compensation paid in the form of stock units. Director stock units vest immediately, and directors are given the option to settle their units 30 days after the grant date, at a specified date more than 30 days following the grant date, or defer receipt until completion of board service. Director stock units not yet settled, which are not subject to forfeiture, are considered to be outstanding for the purposes of computing basic earnings per share. As of January 31, 2026, we had 1.1 million director stock units not yet settled.

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

The following table provides additional information for our common shares:

(in thousands)	January 31, 2026		February 1, 2025
	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000
Issued shares	94,964	7,733	93,113	7,733
Outstanding shares	42,062	7,733	40,211	7,733
Treasury shares	52,902	—	52,902	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

8. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	January 31, 2026	February 1, 2025
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$22,514	$25,030
Receivables without payment guarantee	14,101	11,213
Other receivables	23,417	14,579
Total receivables	60,032	50,822
Allowance for credit losses	(588)	(451)
	$59,444	$50,371

Activity for the allowance for credit losses was immaterial for all periods presented.

9. PROPERTY AND LEASES

PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

(dollars in thousands)	Useful Life (years)	January 31, 2026	February 1, 2025
Land	Indefinite	$1,110	$1,110
Buildings	39	12,485	12,485
Building and leasehold improvements	3-20 or the lease term if shorter	471,814	457,795
Furniture, fixtures and equipment	3-15	467,734	463,120
Software	3-5	209,598	203,415
Finance leased equipment	3-10 or the lease term if shorter	32,836	—
Construction-in-progress		6,547	11,222
Total property and equipment		1,202,124	1,149,147
Accumulated depreciation and amortization		(988,833)	(940,948)
		$213,291	$208,199

LEASES

We lease our stores, our distribution center located in New Jersey, and other facilities under operating lease arrangements with unrelated parties and related parties owned by the Schottenstein Affiliates. We pay variable amounts for certain lease and non-lease components, contingent rent based on sales for certain leases where the sales are in excess of specified levels, and leases that have certain contingent triggering events that are in effect. We also lease equipment under operating leases. We receive operating sublease income from unrelated third parties for leasing portions or all of certain properties. In addition, during 2025, we commenced operations of a new distribution center, which resulted in an additional operating lease of $22.4 million and additional finance leases for equipment of $32.8 million.

The following table presents the classification and amounts for operating and finance leases on the consolidated balance sheets:

(in thousands)	Classification	January 31, 2026	February 1, 2025
Assets:
Operating lease assets	Operating lease assets	$675,648	$701,621
Finance lease assets	Property and equipment, net	$29,521	$—
Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$175,515	$159,924
Finance lease liabilities	Accrued expenses	$2,946	$—
Non-current:
Operating lease liabilities	Non-current operating lease liabilities	$596,587	$635,076
Finance lease liabilities	Other non-current liabilities	$27,845	$—

Lease expense, net, includes the following:

(in thousands)	2025	2024	2023
Operating lease expense:
Unrelated parties	$202,515	$191,134	$190,497
Related parties	5,645	5,727	6,622
Variable lease expense:
Unrelated parties	62,080	67,822	69,324
Related parties	1,366	1,503	1,460
Finance lease expense:
Amortization of leased assets	3,315	—	—
Interest on lease liabilities	2,593	—	—
Operating sublease income	(1,846)	(5,636)	(7,916)
Total lease expense, net	$275,668	$260,550	$259,987

Lease term and discount rate for our leases were as follows:

	January 31, 2026	February 1, 2025
Weighted-average remaining lease term (years):
Operating leases	5.3	5.8
Finance leases	8.7	—
Weighted-average discount rate:
Operating leases	6.3%	5.9%
Finance leases	9.0%	—%

As of January 31, 2026, our future fixed minimum lease payments are as follows:

	Operating Leases
(in thousands)	Unrelated Parties	Related Parties	Total	Finance Leases
2026	$208,370	$5,054	$213,424	$5,818
2027	186,994	4,899	191,893	5,370
2028	146,755	3,232	149,987	5,091
2029	108,351	1,812	110,163	5,041
2030	75,627	1,065	76,692	4,749
Future fiscal years thereafter	187,358	2,392	189,750	18,527
	913,455	18,454	931,909	44,596
Less discounting impact on leases	(157,064)	(2,743)	(159,807)	(13,805)
Total lease liabilities	756,391	15,711	772,102	30,791
Less current lease liabilities	(171,008)	(4,507)	(175,515)	(2,946)
Non-current lease liabilities	$585,383	$11,204	$596,587	$27,845

As of January 31, 2026, we had entered into lease commitments for ten new store locations and one store relocation, where the leases have not yet commenced, and therefore the lease liabilities have not yet been recorded. We anticipate recording additional operating lease liabilities of approximately $15.0 million for these lease commitments, with approximately $11.0 million in 2026 and the remaining in 2027.

The following table presents supplemental cash flow information related to leases:

(in thousands)	2025	2024	2023
Cash paid for lease liabilities:
Operating cash flows for operating leases	$199,961	$205,226	$230,059
Operating cash flows for finance leases	$2,363	$—	$—
Financing cash flows for finance leases	$2,045	$—	$—
Non-cash activities:
Operating lease liabilities arising from lease asset additions	$42,923	$13,703	$22,826
Finance lease liabilities arising from lease asset additions	$32,836	$—	$—
Net increase to operating lease assets and lease liabilities for modifications	$84,189	$133,284	$166,992

10. GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The following table presents activity related to goodwill by segment:

(in thousands)	January 31, 2026			February 1, 2025
	Goodwill	Accumulated Impairments	Net	Goodwill	Accumulated Impairments	Net
Balance at beginning of period:
Retail	$138,297	$(38,015)	$100,282	$134,583	$(40,928)	$93,655
Brand Portfolio	50,093	(19,989)	30,104	50,093	(19,989)	30,104
	188,390	(58,004)	130,386	184,676	(60,917)	123,759
Retail segment activity:
Acquired Rubino goodwill	—	—	—	7,067	—	7,067
Currency translation adjustment	3,039	(2,588)	451	(3,353)	2,913	(440)
	3,039	(2,588)	451	3,714	2,913	6,627
Balance at end of period:
Retail	141,336	(40,603)	100,733	138,297	(38,015)	100,282
Brand Portfolio	50,093	(19,989)	30,104	50,093	(19,989)	30,104
	$191,429	$(60,592)	$130,837	$188,390	$(58,004)	$130,386

INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

(in thousands)	January 31, 2026			February 1, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived customer relationships	$14,327	$(6,339)	$7,988	$14,243	$(5,104)	$9,139
Definite-lived tradename	11,953	(2,692)	9,261	11,953	(1,895)	10,058
Indefinite-lived trademarks and tradenames	63,993	—	63,993	65,442	—	65,442
	$90,273	$(9,031)	$81,242	$91,638	$(6,999)	$84,639

Definite-lived customer relationships and tradenames have a useful life of 10 and 15 years, respectively. During each of 2025, 2024 and 2023, amortization expense for intangible assets was $1.9 million and included within operating expenses on the consolidated statements of operations. As of January 31, 2026, the estimated future annual amortization expense for the intangible assets is $1.9 million for each of the next five years.

11. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	January 31, 2026	February 1, 2025
Gift cards	$27,730	$28,963
Accrued compensation and related expenses	29,294	16,969
Accrued taxes	21,096	22,843
Reward programs deferred revenue	12,845	14,126
Customer returns and allowances	16,294	18,053
Other	62,755	51,199
	$170,014	$152,153

12. DEBT

Debt consisted of the following:

(in thousands)	January 31, 2026	February 1, 2025
ABL Revolver	$319,063	$370,090
Term Loan	119,625	126,375
Total debt	438,688	496,465
Less unamortized Term Loan debt issuance costs	(3,732)	(5,430)
Less current maturities of long-term debt	(6,750)	(6,750)
Long-term debt	$428,206	$484,285

As of January 31, 2026, future maturities of debt are as follows:

(in thousands)
2026	$6,750
2027	431,938
$438,688

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023, June 23, 2023, and February 27, 2026. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") with $30.0 million borrowed. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. Our ABL Revolver is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of January 31, 2026, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $394.2 million, with $289.1 million in outstanding borrowings and $4.0 million in letters of credit issued, resulting in $101.1 million available for borrowings. See Note 16, Subsequent Events, for the subsequent changes to the ABL Revolver due to the amendment entered into on February 27, 2026.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Adjusted Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month or six-month Adjusted Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Adjusted Term SOFR plus 1.0%, plus 2.5%; or (B) Adjusted Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 6.1% as of January 31, 2026, commitment fees, and the amortization of debt issuance costs.

TERM LOAN

On June 23, 2023, we entered into the Term Loan and have since borrowed the maximum aggregate amount of $135.0 million during 2023, consisting of $121.5 million in U.S. loans and $13.5 million in Canadian loans (denominated in USD). The Term Loan matures at the earliest of the date the ABL Revolver matures or June 2028. The Term Loan is collateralized by a first-priority lien on substantially all of our real and intellectual property and by a second-priority lien on the assets used as collateral for the ABL revolver, primarily credit card receivables and inventory.

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 10.8% (effective interest rate of 12.1% when including the amortization of debt issuance costs) as of January 31, 2026.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires the consolidated net leverage ratio to be no greater than 2.50 to 1.00, calculated on a trailing twelve-month basis and measured on the last day of each fiscal month. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the applicable cure period, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of January 31, 2026, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

13. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. Although it is not possible to predict with certainty the eventual outcome of any litigation, we believe the amount of any potential liability with respect to current legal proceedings will not be material to our results of operations or financial condition. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period. We are also involved in certain legal matters in which we have agreed to settlement terms with the plaintiffs, which remain subject to court approval, and such matters are fully covered under our insurance policies and accordingly all associated legal fees and settlement costs will be paid by the insurer. As a result, we have recorded accrued expenses for the estimated settlement obligations with corresponding receivables on the consolidated balance sheets. As additional information becomes available, we will assess any potential liabilities related to pending litigation and revise the estimates as needed.

CONTRACTUAL OBLIGATIONS

As of January 31, 2026, we had entered into various noncancelable purchase and service agreements, including agreements with remaining terms in excess of one year and construction commitments for capital items to be purchased for projects that were under construction or for which a lease has been signed. In addition, we have license agreements that allow us to use brands owned by third parties, including a license agreement with our related party ABG-Camuto, that have guaranteed minimum royalty payments.

As of January 31, 2026, our noncancelable purchase obligations and future guaranteed minimum royalty payments are as follows:

	Noncancelable Purchase Obligations	Guaranteed Minimum Royalties
(in thousands)		Unrelated Parties	Related Parties	Total
2026	$9,678	$14,184	$19,650	$33,834
2027	2,879	14,184	19,650	33,834
2028	1,520	14,184	19,650	33,834
	$14,077	$42,552	$58,950	$101,502

14. INCOME TAXES

Income (loss) before income taxes and loss from equity investment consisted of the following:

(in thousands)	2025	2024	2023
Domestic income (loss)	$(7,768)	$(23,549)	$19,499
Foreign income	10,002	12,819	20,698
	$2,234	$(10,730)	$40,197

Income tax provision (benefit) consisted of the following:

(in thousands)	2025	2024	2023
Current:
Federal	$(2,189)	$2,852	$(594)
State and local	(1,091)	1,774	547
Foreign	2,134	(1,068)	1,904
	(1,146)	3,558	1,857
Deferred:
Federal	4,933	(5,314)	3,766
State and local	2,422	(1,758)	5,362
Foreign	749	2,759	(4)
	8,104	(4,313)	9,124
Income tax provision (benefit)	$6,958	$(755)	$10,981

The following presents a reconciliation of the income tax provision (benefit) from the U.S. federal statutory tax rate to the total effective tax rate calculated based on income (loss) before income taxes and loss from equity investment:

(dollars in thousands)	2025		2024		2023
	Amount	%	Amount	%	Amount	%
U.S. federal tax at statutory rate	$469	21.0%	$(2,253)	21.0%	$8,441	21.0%
State and local income taxes, net of federal income tax effect	1,721	77.0	(353)	3.3	(92)	(0.2)
Foreign tax effects:
Statutory tax rate difference between Canada and U.S.	443	19.8	573	(5.3)	882	2.2
Other	120	5.4	(333)	3.1	190	0.5
Nontaxable or nondeductible items:
Share-based payment awards	3,770	168.8	2,576	(24.0)	(2,205)	(5.5)
Limitation on executive compensation	937	41.9	1,432	(13.3)	5,783	14.4
Federal interest income	—	—	(386)	3.5	(2,474)	(6.2)
Other	—	—	—	—	(258)	(0.6)
Changes in unrecognized tax benefits	(352)	(15.8)	(3,227)	30.0	1,540	3.8
Other adjustments:
Return to provision	(348)	(15.6)	980	(9.1)	—	—
Other	198	9.0	236	(2.2)	(826)	(2.1)
Effective tax rate	$6,958	311.5%	$(755)	7.0%	$10,981	27.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

(in thousands)	January 31, 2026	February 1, 2025
Deferred tax assets:
Operating lease liabilities	$201,093	$201,167
Net operating losses	16,416	17,000
Inventories	8,718	8,502
Stock-based compensation	5,684	6,696
Accrued expenses	4,189	3,570
Interest	3,143	9,706
Reward programs deferred revenue	2,925	3,288
State bonus depreciation	2,373	2,869
Gift cards	2,219	2,146
Other	3,680	3,229
	250,440	258,173
Less: valuation allowance	(13,832)	(12,478)
Total deferred tax assets, net of valuation allowance	236,608	245,695
Deferred tax liabilities:
Operating lease assets	(183,080)	(182,735)
Property and equipment	(7,670)	(11,284)
Intangible assets	(4,696)	(1,617)
Basis in subsidiary	(4,592)	(4,123)
Other	(688)	(2,612)
Total deferred tax liabilities	(200,726)	(202,371)
Net deferred tax assets	$35,882	$43,324

As of January 31, 2026, the remaining valuation allowance was primarily related to state deferred tax assets. Additionally, there were $15.3 million state, $0.9 million foreign, and $0.2 million federal net operating losses and credits, which, if not utilized, a portion of the carryovers will begin to expire in 2026, 2038 and 2036, respectively.

The following table presents activity related to the valuation allowance:

(in thousands)	2025	2024	2023
Balance at beginning of period	$12,478	$12,131	$14,027
Additions charged to income tax provision (benefit)	1,354	768	—
Allowances taken or written off	—	—	(666)
Other adjustments	—	(421)	(1,230)
Balance at end of period	$13,832	$12,478	$12,131

We intend to continue to invest all of the earnings of foreign subsidiaries, as well as our capital in these subsidiaries, outside of the U.S. and we do not expect to incur any significant additional taxes related to such amounts.

Net cash paid (refunds received) for income taxes consisted of the following:

(in thousands)	2025	2024	2023
Federal	$27	$(62,059)	$15,500
Aggregated state and local jurisdictions	(330)	(190)	1,853
Disaggregated state and local jurisdictions:
California	(2,286)	—	941
New York	—	—	(2,534)
City of Columbus, Ohio	—	—	1,005
Aggregated foreign jurisdictions	242	334	307
Disaggregated foreign jurisdiction - Canada	1,928	—	—
Net cash paid (refunds received) for income taxes	$(419)	$(61,915)	$17,072

The following table presents the activity related to gross unrecognized tax benefits:

(in thousands)	2025	2024	2023
Balance at beginning of period	$10,184	$16,433	$15,785
Additions for tax positions taken in the current year	450	740	3,042
Reductions for tax positions taken in prior years	—	(3,531)	—
Changes in estimates	—	(1,388)	—
Lapses of applicable statues of limitations	(684)	(1,158)	(2,323)
Settlements of tax positions taken in prior years	(613)	(912)	(71)
Balance at end of period	$9,337	$10,184	$16,433

We recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision (benefit). As of January 31, 2026, February 1, 2025 and February 3, 2024, interest and penalties were $5.8 million, $5.6 million and $5.6 million, respectively.

15. SEGMENT REPORTING

Our two reportable segments are the Retail segment and the Brand Portfolio segment. Beginning with this 2025 Annual Report on Form 10-K, we aggregated our previously reported U.S. Retail operating segment and Canada Retail operating segment into a single reportable segment, the Retail segment, due to the similar nature of their operations and economic characteristics. All prior period segment information has been recast to conform to the current reporting segment presentation. We have determined that the Chief Operating Decision Maker ("CODM") is our CEO and we have identified such segments based on internal management reporting and responsibilities. The CODM uses segment operating profit (loss) predominantly in the annual budget and projection process and for considering variances with actual results when assessing performance and making decisions about the allocation of resources to each segment. Total assets by segment are not presented in the table below as the CODM does not evaluate, manage, or measure performance of segments using total assets.

The following table provides certain financial data by segment reconciled to the consolidated financial statements:

(in thousands)	Retail	Brand Portfolio	Total
2025
Net sales:
External customer sales	$2,656,809	$235,862	$2,892,671
Intersegment sales	—	126,999	126,999
Segment net sales	2,656,809	362,861	3,019,670
Elimination of intersegment net sales			(126,999)
Consolidated net sales			$2,892,671
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(1,504,104)	(260,070)
Store selling expenses	(339,954)	—
Occupancy costs	(302,001)	(4,742)
Marketing	(149,034)	(14,640)
Distribution and fulfillment costs	(53,440)	(12,603)
Personnel overhead costs	(52,238)	(45,504)
Depreciation and amortization	(36,876)	(7,122)
Other expense items(1)	(7,610)	(18,298)
Plus income from equity investments	—	11,026
Segment operating profit	$211,552	$10,908	222,460
Net recognition of intersegment activity			4,894
Corporate shared services costs(2)			(175,171)
Impairment charges(2)			(4,419)
Consolidated operating profit			47,764
Interest expense, net			(45,338)
Non-operating expenses, net			(192)
Income before income taxes and loss from equity investment			$2,234
Cash paid for segment property and equipment	$26,429	$2,038	$28,467

(in thousands)	Retail	Brand Portfolio	Total
2024
Net sales:
External customer sales	$2,749,124	$260,138	$3,009,262
Intersegment sales	—	138,743	138,743
Segment net sales	2,749,124	398,881	3,148,005
Elimination of intersegment net sales			(138,743)
Consolidated net sales			$3,009,262
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(1,562,896)	(289,067)
Store selling expenses	(346,756)	—
Occupancy costs	(298,645)	(6,021)
Marketing	(149,712)	(23,251)
Distribution and fulfillment costs	(45,785)	(13,452)
Personnel overhead costs	(52,078)	(49,949)
Depreciation and amortization	(36,468)	(6,811)
Other expense items(1)	(7,342)	(20,250)
Plus income from equity investments	—	13,145
Segment operating profit	$249,442	$3,225	252,667
Net elimination of intersegment activity			(10,084)
Corporate shared services costs(2)			(189,314)
Impairment charges(2)			(18,336)
Consolidated operating profit			34,933
Interest expense, net			(45,291)
Non-operating expenses, net			(372)
Loss before income taxes			$(10,730)
Cash paid for segment property and equipment	$31,911	$2,414	$34,325

(in thousands)	Retail	Brand Portfolio	Total
2023
Net sales:
External customer sales	$2,798,078	$276,898	$3,074,976
Intersegment sales	—	72,078	72,078
Segment net sales	2,798,078	348,976	3,147,054
Elimination of intersegment net sales			(72,078)
Consolidated net sales			$3,074,976
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(1,569,909)	(256,431)
Store selling expenses	(347,283)	—
Occupancy costs	(296,686)	(7,714)
Marketing	(148,376)	(27,987)
Distribution and fulfillment costs	(48,523)	(15,308)
Personnel overhead costs	(58,350)	(47,669)
Depreciation and amortization	(33,428)	(7,811)
Other expense items(1)	(9,216)	(22,169)
Plus income from equity investments	—	9,390
Segment operating profit (loss)	$286,307	$(26,723)	259,584
Net recognition of intersegment activity			3,281
Corporate shared services costs(2)			(185,630)
Impairment charges(2)			(4,834)
Consolidated operating profit			72,401
Interest expense, net			(32,171)
Non-operating expenses, net			(33)
Income before income taxes			$40,197
Cash paid for segment property and equipment	$33,696	$2,211	$35,907
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

The following table provides net sales by geography:

(in thousands)	2025	2024	2023
United States	$2,599,401	$2,709,443	$2,792,593
Canada and other international	293,270	299,819	282,383
	$2,892,671	$3,009,262	$3,074,976

Beginning in 2024, we changed how the Brand Portfolio segment sources certain exclusive brands for the Retail segment by transacting using a wholesale model, where intersegment net sales and cost of sales are recorded, whereas in 2023 we transacted on a commission model, where intersegment net sales were based on a percentage of product cost. This change resulted in an increase in Brand Portfolio intersegment net sales, cost of sales, and gross profit and a corresponding increase in the amount of eliminated intersegment net sales, cost of sales, and gross profit with no impact to consolidated net sales, cost of sales, and gross profit when comparing 2025 and 2024 to 2023.

As of January 31, 2026 and February 1, 2025, long-lived assets, consisting of property and equipment and leased assets, included $804.7 million and $837.6 million, respectively, in the U.S. and $84.0 million and $71.6 million, respectively, in Canada, with only an immaterial amount in other countries. No single customer accounted for 10% or more of consolidated total net sales. However, the Brand Portfolio segment has five customers that make up approximately 38% of its segment net sales, excluding intersegment net sales, and the loss of any or all of these customers could have a material adverse effect on the Brand Portfolio segment.

16. SUBSEQUENT EVENTS

ABL Revolver Amendment- On February 27, 2026, the ABL Revolver was amended to, among other things, extend the maturity date such that the ABL Revolver matures at the earliest of the date the Term Loan matures (currently June 2028) or February 2031.

Dividends- On March 12, 2026, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on April 10, 2026 to shareholders of record as of the close of business on March 26, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Form 10-K, that such disclosure controls and procedures were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the U.S. Management assessed the effectiveness of our internal control system as of January 31, 2026. In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting as of January 31, 2026.

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

ITEM 9B. OTHER INFORMATION

During the three months ended January 31, 2026, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The applicable information contained under the captions "INFORMATION ABOUT OUR EXECUTIVE OFFICERS," "PROPOSAL 1- ELECTION OF DIRECTORS," and "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION" in our Definitive Proxy Statement on Schedule 14A for the 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Exchange Act (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The applicable information contained under the captions "REPORT OF THE HUMAN CAPITAL AND COMPENSATION COMMITTEE," "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION," "COMPENSATION DISCUSSION AND ANALYSIS" and "COMPENSATION OF DIRECTORS" and the related tabular disclosure under "COMPENSATION TABLES," and "FISCAL 2025 DIRECTOR COMPENSATION" in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption "REPORT OF THE HUMAN CAPITAL AND COMPENSATION COMMITTEE" shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The applicable information contained under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The applicable information contained under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "OTHER DIRECTOR INFORMATION, BOARD COMMITTEES, AND CORPORATE GOVERNANCE INFORMATION" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The applicable information contained under the caption "AUDIT AND OTHER SERVICE FEES" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

(1) CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended January 31, 2026, February 1, 2025, and February 3, 2024
•Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2026, February 1, 2025, and February 3, 2024
•Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025

•Consolidated Statements of Shareholders' Equity for the years ended January 31, 2026, February 1, 2025, and February 3, 2024
•Consolidated Statements of Cash Flows for the years ended January 31, 2026, February 1, 2025, and February 3, 2024
•Notes to the Consolidated Financial Statements

(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3) and (b) EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated February 8, 2011, among DSW Inc., DSW MS LLC, and Retail Ventures, Inc.	8-K/A	001-32545	2/25/2011	2.1
2.2	Securities Purchase Agreement, dated October 10, 2018, among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	8-K	001-32545	10/11/2018	2.1
2.2.1	Amendment to Securities Purchase Agreement, dated October 10, 2018, among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	10-K	001-32545	03/26/2019	2.4.1
2.2.2	Side Letter to Securities Purchase Agreement, dated January 31, 2019, among DSW Shoe Warehouse, Inc., ABG-Camuto, LLC, Camuto Group LLC, Camuto Consulting, Inc., Camuto Owners (as defined therein), Clear Thinking Group LLC, in the person of Stuart H. Kessler, solely in its capacity as Sellers' Representative (as defined therein) and Buyer Parents (as defined therein), solely with respect to the Parent Specified Sections.	10-K	001-32545	03/26/2019	2.4.2
3.1	Amended and Restated Articles of Incorporation of Designer Brands Inc. dated March 19, 2019.	10-K	001-32545	03/26/2019	3.1
3.2	Amended and Restated Code of Regulations.	10-K	001-32545	04/13/2006	3.2
4.1	Specimen Class A Common Shares Certificate.	10-Q	001-32545	06/4/2019	4.1
4.2	Description of Designer Brands Inc.'s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-32545	5/1/2020	4.2
10.1	Corporate Services Agreement, dated June 11, 2002, between Retail Ventures, Inc. and Schottenstein Stores Corporation.	10-Q	001-10767	06/18/2002	10.6
10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Retail Ventures, Inc., Schottenstein Stores Corporation and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc., Schottenstein Management Company and DSW Inc. related thereto.	8-K	001-10767	07/11/2005	10.5
10.2#	Employment Agreement, dated March 24, 2005, between Deborah Ferrée and DSW Inc.	S-1	333-123289	03/14/2005	10.4
10.2.1#	First Amendment to Employment Agreement, dated December 31, 2007, between Deborah Ferrée and DSW Inc.	10-K	001-32545	4/17/2008	10.2.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.2.2#	Second Amendment to Employment Agreement, dated February 12, 2016, between Deborah Ferrée and DSW Inc.	10-K	001-32545	3/24/2016	10.2.2
10.3#	Designer Brands Inc. 2014 Long-Term Incentive Plan (as Amended and Restated).	Schedule 14A	001-32545	5/3/2024	Appendix A
10.3.1#	Form of Director Stock Unit Agreement (2021).	10-K	001-32545	3/16/2023	10.3.9
10.3.2#	Form of Restricted Stock Units Agreement (2023).	10-K	001-32545	3/24/2025	10.3.4
10.3.3#	Form of Restricted Stock Units Agreement for Canada Employees (2023).	10-K	001-32545	3/24/2025	10.3.5
10.3.4#	Form of Performance Share Agreement (2023).	10-K	001-32545	3/24/2025	10.3.6
10.3.5#	Form of Performance Share Agreement for Canada Employees (2023).	10-K	001-32545	3/24/2025	10.3.7
10.3.6#	Form of Restricted Stock Units Agreement for Employees (2024).	10-K	001-32545	3/24/2025	10.3.8
10.3.7#	Form of Restricted Stock Units Agreement for Canada Employees (2024).	10-K	001-32545	3/24/2025	10.3.9
10.3.8#	Form of Performance Share Agreement for Employees (2024).	10-K	001-32545	3/24/2025	10.3.10
10.3.9#	Form of Performance Share Agreement for Canada Employees (2024).	10-K	001-32545	3/24/2025	10.3.11
10.3.10#	Form of Director Stock Units Agreement (2024).	10-K	001-32545	3/24/2025	10.3.12
10.3.11#*	Form of Restricted Stock Units Agreement for Employees (2025)	-	-	-	-
10.3.12#*	Form of Restricted Stock Units Agreement for Canada Employees (2025)	-	-	-	-
10.3.13#*	Form of Performance Share Agreement for Employees (2025)	-	-	-	-
10.3.14#*	Form of Performance Share Agreement for Canada Employees (2025)	-	-	-	-
10.4#	Designer Brands Inc. Cash Incentive Plan.	10-K	001-32545	3/16/2023	10.4
10.5#	Form of Indemnification Agreement between Designer Brands Inc. and its officers and directors.	10-K	001-32545	5/1/2020	10.7
10.6	Management Agreement, dated October 30, 2012, between Schottenstein Property Group, LLC and 810 AC LLC, a wholly owned subsidiary of DSW Inc.	8-K	001-32545	11/1/2012	10.2
10.7#	Standard Executive Severance Agreement, dated April 9, 2020, between Mary Turner and Designer Brands Inc.	10-K	001-32545	5/1/2020	10.21
10.8#	Amended and Restated Standard Executive Agreement, dated January 5, 2023, between Douglas M. Howe and Designer Brands Inc.	10-Q	001-32545	6/8/2023	10.1
10.9#	Standard Executive Agreement, dated August 4, 2023, between Laura Denk and Designer Brands Inc.	10-Q	001-32545	9/7/2023	10.1
10.10#	Standard Executive Agreement, dated January 3, 2024, between Andrea O'Donnell and Designer Brands Inc.	10-K	001-32545	3/25/2024	10.14
10.11#*	Standard Executive Agreement, dated February 10, 2026, between Sheamus Toal and Designer Brands Inc.	-	-	-	-
10.12#	Amended and Restated Nonqualified Deferred Compensation Plan.	10-K	001-32545	3/25/2024	10.15
10.12.1#	Amendment, dated as of September 4, 2025, to the Nonqualified Deferred Compensation Plan (as Amended and Restated).	10-Q	001-32545	9/9/2025	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.13+	Credit Agreement, dated March 30, 2022, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	8-K	001-32545	4/5/2022	10.1
10.13.1+	First Amendment to Credit Agreement, dated February 28, 2023, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	8-K	001-32545	3/3/2023	10.1
10.13.2+	Joinder and Second Amendment to Credit Agreement, dated June 23, 2023, among Designer Brand Inc., Designer Brands Canada Inc., certain domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	10-Q	001-32545	9/7/2023	10.3
10.13.3+	Third Amendment to Credit Agreement dated as of February 27, 2026 among Designer Brands Inc., Designer Brands Canada Inc., certain of domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	8-K	001-32545	3/4/2026	10.1
10.14+	Term Credit Agreement, dated June 23, 2023, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic subsidiaries as guarantors, the lenders party thereto, and PLC Agent LLC, as Administrative Agent and Lead Arranger.	8-K	001-32545	6/23/2023	10.1
10.14.1+	First Amendment to Term Credit Agreement, dated September 21, 2023, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic subsidiaries as guarantors, the lenders party thereto, and PLC Agent LLC, as Administrative Agent and Lead Arranger.	10-Q	001-32545	12/5/2023	10.1
10.14.2+	Second Amendment to Term Credit Agreement, dated March 3, 2025, among Designer Brands Inc., Designer Brands Canada Inc., certain domestic subsidiaries as guarantors, the lenders party thereto, and PLC Agent LLC, as Administrative Agent and Lead Arranger.	10-K	001-32545	3/24/2025	10.14.2
19*	Designer Brands Inc. Insider Trading Policy.	-	-	-	-
21.1*	List of Subsidiaries.	-	-	-	-
23.1*	Consent of Independent Registered Public Accounting Firm.	-	-	-	-
24.1*	Powers of Attorney.	-	-	-	-

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
97	Designer Brands Inc. Compensation Recoupment Policy.	10-K	001-32545	3/25/2024	97
101*	The following materials from the Designer Brands Inc. Annual Report on Form 10-K for the year ended January 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith
#    Management contract or compensatory plan or arrangement
+    Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(c) Additional Financial Statement Schedules

None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGNER BRANDS INC.

March 30, 2026	By:	/s/ Sheamus Toal
Sheamus Toal Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas M. Howe	Chief Executive Officer and Director	March 30, 2026
Douglas M. Howe	(Principal Executive Officer)

/s/ Sheamus Toal	Executive Vice President and Chief Financial Officer	March 30, 2026
Sheamus Toal	(Principal Financial Officer)

/s/ Mark A. Haley	Senior Vice President and Controller	March 30, 2026
Mark A. Haley	(Principal Accounting Officer)

*	Executive Chairman of the Board and Director	March 30, 2026
Jay L. Schottenstein

*	Director	March 30, 2026
John W. Atkinson

*	Director	March 30, 2026
Peter S. Cobb

*	Director	March 30, 2026
Elaine J. Eisenman

*	Vice Chair, Chief Product Officer and Director	March 30, 2026
Deborah L. Ferree

*	Director	March 30, 2026
Joanna T. Lau

*	Director	March 30, 2026
Richard A. Paul

*	Director	March 30, 2026
Joseph A. Schottenstein

*	Director	March 30, 2026
Harvey L. Sonnenberg

*	Director	March 30, 2026
Allan J. Tanenbaum

*	Director	March 30, 2026
Joanne Zaiac

*By:	/s/ Sheamus Toal
Sheamus Toal (Attorney-in-fact)