Form 10-Q
period 2026-05-02
Designer Brands Inc.
filed 2026-06-09
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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

Number of shares outstanding of each of the registrant's classes of common stock, as of June 2, 2026: 43,044,346 Class A common shares and 7,732,733 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended May 2, 2026 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

i

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Form 10-Q may constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "could," "believes," "expects," "potential," "continues," "may," "will," "should," "would," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of those words or other comparable words. Any forward-looking statements contained in this Form 10-Q are based upon current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, and liquidity. The inclusion of any forward-looking statements should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties, and other factors, many of which are outside of our control, that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In addition to those factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the "2025 Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on March 30, 2026 and otherwise in our reports and filings with the SEC, there are a number of important factors that could cause actual results, performance, or achievements to differ materially from those discussed in forward-looking statements that include, but are not limited to, the following:
•uncertain general economic and financial conditions, including economic volatility and potential downturn or recession, supply chain disruptions, new or increased tariffs and other barriers to trade, tariff refunds, fluctuating interest rates, unemployment rates and inflationary pressures, and the related impacts to consumer discretionary spending, as well as our ability to plan for and respond to the impact of these conditions;
•our ability to anticipate and respond to rapidly changing consumer preferences, seasonality, customer expectations, and fashion trends;
•the impact on our consumer traffic and demand, our business operations, and the operations of our suppliers, as we experience unseasonable weather, climate change evolves, and the frequency and severity of weather events increases;
•our ability to execute our business strategies, including growing our Brand Portfolio segment, enhancing in-store and digital shopping experiences, integrating previously acquired businesses and brands, and meeting consumer demands;
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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)	Three months ended
	May 2, 2026	May 3, 2025
Net sales	$696,350	$686,909
Cost of sales	(381,032)	(392,428)
Gross profit	315,318	294,481
Operating expenses	(299,209)	(301,862)
Income from equity investments	2,761	2,427
Impairment charges	—	(2,953)
Operating profit (loss)	18,870	(7,907)
Interest expense, net	(10,125)	(11,971)
Non-operating income (expenses), net	(5)	8
Income (loss) before income taxes and loss from equity investment	8,740	(19,870)
Income tax benefit (provision)	(4,805)	2,189
Loss from equity investment	(481)	—
Net income (loss)	3,454	(17,681)
Net income attributable to redeemable noncontrolling interest	(2,295)	(135)
Net income (loss) attributable to Designer Brands Inc.	$1,159	$(17,816)
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$0.02	$(0.37)
Diluted earnings (loss) per share	$0.02	$(0.37)
Weighted average shares used in per share calculations:
Basic shares	50,241	48,243
Diluted shares	55,920	48,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)	Three months ended
	May 2, 2026	May 3, 2025
Net income (loss)	$3,454	$(17,681)
Other comprehensive income (loss) - Foreign currency translation gain (loss)	(107)	3,498
Comprehensive income (loss)	3,347	(14,183)
Comprehensive income attributable to redeemable noncontrolling interest	(2,295)	(135)
Comprehensive income (loss) attributable to Designer Brands Inc.	$1,052	$(14,318)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	May 2, 2026	January 31, 2026	May 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$50,104	$50,871	$46,025
Receivables, net	77,725	61,716	57,941
Inventories	586,635	563,547	623,584
Prepaid expenses and other current assets	49,703	34,286	47,975
Total current assets	764,167	710,420	775,525
Property and equipment, net	209,164	213,291	230,559
Operating lease assets	673,681	675,648	719,749
Goodwill	130,830	130,837	130,714
Intangible assets, net	80,734	81,242	85,062
Deferred tax assets	34,693	35,882	50,801
Equity investments	56,733	56,260	54,862
Other assets	48,194	46,325	46,046
Total assets	$1,998,196	$1,949,905	$2,093,318
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$236,278	$236,195	$261,787
Accrued expenses	202,398	178,430	187,808
Current maturities of long-term debt	6,750	6,750	6,750
Current operating lease liabilities	158,034	175,515	158,171
Total current liabilities	603,460	596,890	614,516
Long-term debt	468,521	428,206	516,192
Non-current operating lease liabilities	593,156	596,587	650,438
Other non-current liabilities	48,562	46,606	46,478
Total liabilities	1,713,699	1,668,289	1,827,624
Commitments and contingencies
Redeemable noncontrolling interest	3,571	1,616	2,212
Shareholders' equity:
Common shares paid in-capital, no par value	1,064,311	1,061,957	1,049,774
Treasury shares, at cost	(833,351)	(833,351)	(833,355)
Retained earnings	56,062	57,383	54,616
Accumulated other comprehensive loss	(6,096)	(5,989)	(7,553)
Total shareholders' equity	280,926	280,000	263,482
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$1,998,196	$1,949,905	$2,093,318

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three months ended May 2, 2026
Balance, January 31, 2026	42,062	7,733	52,902	$1,061,957	$(833,351)	$57,383	$(5,989)	$280,000
Net income attributable to Designer Brands Inc.	—	—	—	—	—	1,159	—	1,159
Stock-based compensation activity	958	—	—	2,354	—	—	—	2,354
Dividends ($0.05 per share)	—	—	—	—	—	(2,480)	—	(2,480)
Foreign currency translation adjustment	—	—	—	—	—	—	(107)	(107)
Balance, May 2, 2026	43,020	7,733	52,902	$1,064,311	$(833,351)	$56,062	$(6,096)	$280,926
Three months ended May 3, 2025
Balance, February 1, 2025	40,211	7,733	52,902	$1,045,002	$(833,355)	$74,829	$(11,051)	$275,425
Net loss attributable to Designer Brands Inc.	—	—	—	—	—	(17,816)	—	(17,816)
Stock-based compensation activity	689	—	—	4,772	—	—	—	4,772
Dividends ($0.05 per share)	—	—	—	—	—	(2,397)	—	(2,397)
Foreign currency translation adjustment	—	—	—	—	—	—	3,498	3,498
Balance, May 3, 2025	40,900	7,733	52,902	$1,049,774	$(833,355)	$54,616	$(7,553)	$263,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(unaudited and in thousands)	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net income (loss)	$3,454	$(17,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,380	14,796
Stock-based compensation expense	6,468	6,103
Deferred income taxes	1,189	(7,710)
Income from equity investments	(2,280)	(2,427)
Distributions received from equity investments	1,799	4,326
Impairment charges	—	2,953
Other	266	(425)
Change in operating assets and liabilities:
Receivables	(16,014)	(5,898)
Inventories	(23,037)	(21,447)
Prepaid expenses and other current assets	(13,625)	(6,102)
Accounts payable	186	(7,880)
Accrued expenses	24,096	26,700
Operating lease assets and liabilities, net	(18,915)	(5,674)
Net cash used in operating activities	(22,033)	(20,366)
Cash flows from investing activities-
Cash paid for property and equipment	(9,869)	(7,229)
Net cash used in investing activities	(9,869)	(7,229)
Cash flows from financing activities:
Borrowing on revolving credit facility	237,877	301,338
Payments on revolving credit facility	(196,284)	(268,173)
Payments for borrowings under Term Loan	(1,687)	(1,688)
Payments of debt issuance costs	(3,186)	—
Dividends paid	(2,480)	(2,397)
Cash paid for taxes for stock-based compensation shares withheld	(4,114)	(1,331)
Other	1,176	(77)
Net cash provided by financing activities	31,302	27,672
Effect of exchange rate changes on cash balances	(167)	1,196
Net increase (decrease) in cash and cash equivalents	(767)	1,273
Cash and cash equivalents, beginning of period	50,871	44,752
Cash and cash equivalents, end of period	$50,104	$46,025
Supplemental disclosures:
Net cash paid (received) for income taxes	$807	$(946)
Cash paid for interest on debt	$9,403	$11,301
Cash paid for operating lease liabilities	$69,627	$54,856
Non-cash investing and financing activities
Property and equipment purchases not yet paid	$2,653	$2,096
Operating lease liabilities arising from lease asset additions	$8,218	$24,665
Finance lease liabilities arising from lease asset additions	$—	$31,782
Net increase to operating lease assets and lease liabilities for modifications	$31,568	$30,247

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

Basis of Presentation- The accompanying unaudited, condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial position, results of operations, and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2025 Form 10-K.

Immaterial Restatements of Prior Periods- During the first quarter of 2026, we identified that our previously acquired Topo business was utilizing incorrect duty rates applied to many of our Topo branded products imported into the U.S., both before and after the acquisition date. Based on a standard look-back period of five years and published interest rates, we estimated an obligation of additional duties and interest of $8.4 million due to the U.S. Customs and Border Protection (the "CBP") related to prior periods. The correction of this error to periods prior to the first quarter of 2026 is not material to the consolidated financial statements for any of the impacted periods; however, the aggregate impact of correcting prior periods within the first quarter of 2026 would have been material to our current period condensed consolidated financial statements. Consequently, we have made these immaterial corrections in the comparative prior periods. Refer to Note 12, Immaterial Restatements of Prior Period Financial Statements, for quantification of the prior period restatement impacts. Additionally, comparative prior period amounts in the applicable notes to the condensed consolidated financial statements have been restated. We will also correct previously reported financial statements for such immaterial errors in future filings, as applicable.

Fiscal Year- Our fiscal year ends on the Saturday nearest to January 31. References to a fiscal year (e.g., "2026") refer to the calendar year in which the fiscal year begins. This reporting schedule is followed by many national retail companies and typically results in a 52-week fiscal year (including 2026 and 2025) but occasionally will contain an additional week resulting in a 53-week fiscal year.

SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies- The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our 2025 Form 10-K.

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

Income Taxes- For the three months ended May 2, 2026, we used the annual effective tax method of accounting for interim income taxes, which reflects the expected annual tax expense and improves comparability across interim periods. For the three months ended May 3, 2025, we used the discrete effective tax method of accounting for interim income taxes, as we determined that method was more appropriate at that time due to the high degree of uncertainty in estimating annual pre-tax earnings.

For the three months ended May 2, 2026 and May 3, 2025, our effective tax rate was 55.0% and 11.0%, respectively. The effective tax rate for the three months ended May 2, 2026 differed from the U.S. federal statutory rate primarily due to the tax impact of non-deductible compensation and state income taxes, which has a higher rate impact on a relatively low pre-tax income base. The effective tax rate for the three months ended May 3, 2025 differed from the statutory rate primarily due to state minimum tax expense on quarterly pre-tax loss and non-deductible compensation.

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

2. REVENUE

DISAGGREGATION OF NET SALES

The following table presents net sales disaggregated by product and service categories for the Retail segment and sales channel for the Brand Portfolio segment:

	Three months ended
(in thousands)	May 2, 2026	May 3, 2025
Net sales:
Retail segment:
Non-athletic footwear:
Women's	$297,705	$294,733
Men's	80,171	78,444
Kids'	22,413	24,434
Athletic footwear	183,672	197,229
Accessories and other	42,723	32,305
	626,684	627,145
Brand Portfolio segment:
Wholesale	102,946	84,498
Direct-to-consumer	10,547	10,355
Other	1,025	1,045
	114,518	95,898
Total segment net sales	741,202	723,043
Elimination of intersegment sales	(44,852)	(36,134)
Total net sales	$696,350	$686,909

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and reward programs:

	Three months ended
(in thousands)	May 2, 2026	May 3, 2025
Gift cards:
Beginning of period	$27,730	$28,963
Gift cards redeemed and breakage recognized to net sales	(13,990)	(14,562)
Gift cards issued	10,779	11,428
Balance at end of period	$24,519	$25,829
Reward programs:
Beginning of period	$12,845	$14,126
Reward certificates redeemed and expired and other adjustments recognized to net sales	(6,024)	(6,710)
Deferred revenue for reward points issued	5,728	6,478
Balance at end of period	$12,549	$13,894

3. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors (the "Board"), and members of his family (the "Schottenstein Affiliates"). As of May 2, 2026, the Schottenstein Affiliates beneficially owned approximately 27% of the Company's outstanding common shares, representing approximately 64% of the combined voting power, consisting of, in the aggregate, 6.0 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. For the three months ended May 2, 2026 and May 3, 2025, we recorded lease expense from the leases with Schottenstein Affiliates of $1.7 million and $1.8 million, respectively. As of May 2, 2026, January 31, 2026 and May 3, 2025, we had related party current operating lease liabilities of $4.1 million, $4.5 million and $4.0 million, respectively, and non-current operating lease liabilities of $10.8 million, $11.2 million and $16.5 million, respectively.

Other Purchases and Services and Due to Related Parties- Amounts for other purchases and services we incurred from the Schottenstein Affiliates and the amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-CAMUTO

We have a 40.0% ownership interest in ABG-Camuto, LLC ("ABG-Camuto"). We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For both the three months ended May 2, 2026 and May 3, 2025, we recorded royalty expense for amounts paid to ABG-Camuto of $4.8 million.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share attributable to Designer Brands Inc., and the anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share attributable to Designer Brands Inc.:

	Three months ended
(in thousands)	May 2, 2026	May 3, 2025
Weighted average basic shares outstanding	50,241	48,243
Dilutive effect of stock-based compensation awards	5,679	—
Weighted average diluted shares outstanding	55,920	48,243
Anti-dilutive shares	1,392	7,538

5. STOCK-BASED COMPENSATION

For the three months ended May 2, 2026 and May 3, 2025, we recorded stock-based compensation expense of $6.5 million and $6.1 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations.

The following table summarizes the restricted stock units ("RSU") activity for the three months ended May 2, 2026:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	8,409	1,084
Granted	3,434	2,876
Vested	(1,811)	—
Forfeited	(96)	(271)
Outstanding - end of period	9,936	3,689

6. SHAREHOLDERS' EQUITY

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

The following table provides additional information for our common shares:

(in thousands)	May 2, 2026		January 31, 2026		May 3, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	95,922	7,733	94,964	7,733	93,802	7,733
Outstanding shares	43,020	7,733	42,062	7,733	40,900	7,733
Treasury shares	52,902	—	52,902	—	52,902	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

7. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	May 2, 2026	January 31, 2026	May 3, 2025
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$30,979	$22,514	$27,535
Receivables without payment guarantee	15,199	14,101	12,554
Other receivables	32,107	25,689	18,737
Total receivables	78,285	62,304	58,826
Allowance for credit losses	(560)	(588)	(885)
	$77,725	$61,716	$57,941

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	May 2, 2026	January 31, 2026	May 3, 2025
Gift cards	$24,519	$27,730	$25,829
Accrued compensation and related expenses	29,644	29,294	26,263
Accrued taxes	26,488	21,096	30,601
Customer returns and allowances	18,339	16,294	19,973
Reward programs deferred revenue	12,549	12,845	13,894
Other	90,859	71,171	71,248
	$202,398	$178,430	$187,808

9. DEBT

Debt consisted of the following:

(in thousands)	May 2, 2026	January 31, 2026	May 3, 2025
ABL Revolver	$360,656	$319,063	$403,255
Term Loan	117,938	119,625	124,687
Total debt	478,594	438,688	527,942
Less unamortized Term Loan debt issuance costs	(3,323)	(3,732)	(5,000)
Less current maturities of long-term debt	(6,750)	(6,750)	(6,750)
Long-term debt	$468,521	$428,206	$516,192

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023, June 23, 2023, and February 27, 2026. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") with $29.5 million borrowed. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver matures on the earlier of the maturity date of the Term Loan (currently June 2028) or February 2031 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of May 2, 2026, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $492.3 million, with $331.2 million in outstanding borrowings and $22.6 million in letters of credit issued, resulting in $138.5 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month, or six-month Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Term SOFR plus 1.0%, plus 2.5%; or (B) Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 5.7% as of May 2, 2026, commitment fees, and the amortization of debt issuance costs.

TERM LOAN

On June 23, 2023, we entered into the Term Loan and have since borrowed the maximum aggregate amount of $135.0 million during 2023, consisting of $121.5 million in U.S. loans and $13.5 million in Canadian loans (denominated in USD). The Term Loan matures at the earlier of the maturity date of the ABL Revolver or June 2028 and is collateralized by a first-priority lien on substantially all of our real and intellectual property and by a second-priority lien on the assets used as collateral for the ABL revolver, primarily credit card receivables and inventory.

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 10.8% (effective interest rate of 12.2% when including the amortization of debt issuance costs) as of May 2, 2026.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires the consolidated net leverage ratio to be no greater than 2.50 to 1.00, calculated on a trailing twelve-month basis and measured on the last day of each fiscal month. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the applicable cure period, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of May 2, 2026, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

10. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

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

IEEPA TARIFF RECOVERY

On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (the "IEEPA"). During April 2026, the CBP launched the Consolidated Administration and Processing of Entries ("CAPE") process, which allows entities to submit refund claims for paid IEEPA tariffs. We submitted claims seeking refunds of previously paid IEEPA tariffs through CAPE. We have elected to apply a gain contingency model to account for potential recoveries of previously paid IEEPA tariffs and any related interest received. Under this model, a gain contingency is not recognized in the consolidated financial statements until the gain is realized or realizable. Any recovery, when recognized, would be reflected as a reduction of inventory to the extent the related goods remain on hand, or as a reduction of cost of sales for amounts related to goods already sold. Prior to the U.S. Supreme Court ruling, we entered into an agreement to sell the rights to potential claims to an unrelated financial investor (the "Investor"). As the refunds for the sold claims are received, we will remit such funds to the Investor and record the remittance as a financing transaction.

As of May 2, 2026, we had not received any refund payments and no gain has been recognized in the condensed consolidated financial statements for the three months ended May 2, 2026. We expect to recognize approximately $20.0 million to income for tariff recoveries, which represents the value of the claims submitted through CAPE, less the portion due to the Investor, net of the proceeds received from the Investor; however, the timing of any refunds and the total amount ultimately received remains uncertain, and we cannot provide any assurance that we will receive the full amount anticipated.

11. SEGMENT REPORTING

Our two reportable segments are the Retail segment and the Brand Portfolio segment. Beginning with the 2025 Form 10-K, we aggregated our previously reported U.S. Retail operating segment and Canada Retail operating segment into a single reportable segment, the Retail segment, due to the similar nature of their operations and economic characteristics. Prior period segment information has been recast to conform to the current reporting segment presentation. We have determined that the Chief Operating Decision Maker ("CODM") is our Chief Executive Officer.

The following tables provide certain financial data by segment reconciled to the condensed consolidated financial statements (total assets by segment are not presented in the table below as the CODM does not evaluate, manage, or measure segment performance using total assets):

(in thousands)	Retail	Brand Portfolio	Total
Three months ended May 2, 2026
Net sales:
External customer sales	$626,684	$69,666	$696,350
Intersegment sales	—	44,852	44,852
Segment net sales	626,684	114,518	741,202
Elimination of intersegment net sales			(44,852)
Consolidated net sales			$696,350
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(342,388)	(75,641)
Store selling expenses	(83,052)	—
Occupancy costs	(75,485)	(1,130)
Marketing	(36,380)	(4,150)
Distribution and fulfillment costs	(13,227)	(3,427)
Personnel overhead costs	(13,644)	(11,265)
Depreciation and amortization	(9,277)	(1,806)
Other expense items(1)	(1,953)	(4,437)
Plus income from equity investments	—	2,761
Segment operating profit	$51,278	$15,423	66,701
Net elimination of intersegment activity			(7,855)
Corporate shared services costs(2)			(39,976)
Consolidated operating profit			18,870
Interest expense, net			(10,125)
Non-operating expenses, net			(5)
Income before income taxes and loss from equity investment			$8,740
Cash paid for segment property and equipment	$8,497	$536	$9,033

(in thousands)	Retail	Brand Portfolio	Total
Three months ended May 3, 2025
Net sales:
External customer sales	$627,145	$59,764	$686,909
Intersegment sales	—	36,134	36,134
Segment net sales	627,145	95,898	723,043
Elimination of intersegment net sales			(36,134)
Consolidated net sales			$686,909
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(358,945)	(69,872)
Store selling expenses	(83,504)	—
Occupancy costs	(73,712)	(1,196)
Marketing	(34,746)	(3,798)
Distribution and fulfillment costs	(12,301)	(2,979)
Personnel overhead costs	(13,362)	(12,367)
Depreciation and amortization	(9,020)	(1,760)
Other expense items(1)	(1,582)	(4,407)
Plus income from equity investments	—	2,427
Segment operating profit	$39,973	$1,946	41,919
Net recognition of intersegment activity			255
Corporate shared services costs(2)			(47,128)
Impairment charges(2)			(2,953)
Consolidated operating loss			(7,907)
Interest expense, net			(11,971)
Non-operating income, net			8
Loss before income taxes			$(19,870)
Cash paid for segment property and equipment	$5,875	$644	$6,519

(1)     Other expense items include professional services fees, payment service fees, supplies, travel, and other administrative segment expenses.
(2)     Corporate shared services costs and impairment charges are not attributed to any of our segments. Corporate shared services costs primarily relate to corporate administration, IT, finance, human resources, legal, real estate, and other shared services performing corporate-level activities. We also do not allocate amounts related to restructuring and integration charges (including severance).

12. IMMATERIAL RESTATEMENTS OF PRIOR PERIOD FINANCIAL STATEMENTS

As discussed in Note 1, during the first quarter of 2026, we identified errors related to prior period financial statements. While the prior period amounts have been restated, as detailed below for comparability, the impact of the corrections in periods prior to the first quarter of 2026 are not material to the consolidated financial statements in any of the impacted periods.

The following table presents the prior period impact to line items shown on the condensed consolidated statements of operations and comprehensive loss:

(in thousands, except per share amounts)	Three months ended May 3, 2025
	Previously Reported	Adjustments	As Adjusted
Cost of sales	$(391,783)	$(645)	$(392,428)
Gross profit	$295,126	$(645)	$294,481
Operating loss	$(7,262)	$(645)	$(7,907)
Interest expense, net	$(11,868)	$(103)	$(11,971)
Loss before income taxes	$(19,122)	$(748)	$(19,870)
Income tax benefit	$1,986	$203	$2,189
Net loss	$(17,136)	$(545)	$(17,681)
Net income attributable to redeemable noncontrolling interest	$(288)	$153	$(135)
Net loss attributable to Designer Brands Inc.	$(17,424)	$(392)	$(17,816)
Basic loss per share	$(0.36)	$(0.01)	$(0.37)
Diluted loss per share	$(0.36)	$(0.01)	$(0.37)
Comprehensive loss attributable to Designer Brands Inc.	$(13,926)	$(392)	$(14,318)

The following table presents the prior period impacts to line items shown on the condensed consolidated balance sheets and the related components of shareholders' equity (beginning retained earnings for 2025 decreased $3.1 million from $77.9 million to $74.8 million):

(in thousands)	January 31, 2026			May 3, 2025
	Previously Reported	Adjustments	As Adjusted	Previously Reported	Adjustments	As Adjusted
Receivables, net	$59,444	$2,272	$61,716	$56,159	$1,782	$57,941
Total current assets	$708,148	$2,272	$710,420	$773,743	$1,782	$775,525
Total assets	$1,947,633	$2,272	$1,949,905	$2,091,536	$1,782	$2,093,318
Accrued expenses	$170,014	$8,416	$178,430	$181,207	$6,601	$187,808
Total current liabilities	$588,474	$8,416	$596,890	$607,915	$6,601	$614,516
Total liabilities	$1,659,873	$8,416	$1,668,289	$1,821,023	$6,601	$1,827,624
Redeemable noncontrolling interest	$5,274	$(3,658)	$1,616	$3,573	$(1,361)	$2,212
Retained earnings	$59,869	$(2,486)	$57,383	$58,074	$(3,458)	$54,616
Total shareholders' equity	$282,486	$(2,486)	$280,000	$266,940	$(3,458)	$263,482
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$1,947,633	$2,272	$1,949,905	$2,091,536	$1,782	$2,093,318

The following table presents the prior period impacts to line items shown on the condensed consolidated statements of cash flows:

(in thousands)	Three months ended May 3, 2025
	Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(17,136)	$(545)	$(17,681)
Change in operating assets and liabilities:
Receivables	$(5,696)	$(202)	$(5,898)
Accrued expenses	$25,953	$747	$26,700
Net cash used in operating activities	$(20,366)	$—	$(20,366)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

As described in Note 1 to the condensed consolidated financial statements of this Form 10-Q, we have made immaterial corrections to comparative prior period amounts. Refer to Note 12 of the condensed consolidated financial statements of this Form 10-Q for quantification of the prior period restatement impacts.

For the first quarter of 2026, net sales increased 1.4% with a decrease in total comparable sales of 1.1% when compared to the same period last year. Gross profit as a percentage of net sales for the first quarter of 2026 was 45.3%, an increase of 240 basis points when compared to the same period last year.

EFFECTS OF MACROECONOMIC CONDITIONS AND TARIFFS

Macroeconomic conditions influenced by uncertain tariff policies, inflation, elevated fuel prices, stock market indices, interest rates and employment levels, along with geopolitical unrest, continue to persist and create a challenging retail environment. Consumer spending on discretionary items, including our products, generally declines during periods of economic uncertainty, when disposable income is reduced, or when there is a reduction in consumer confidence. We believe these ongoing uncertainties have had a negative impact on our operating results and liquidity during 2026 and we may continue to experience the impact of decreased consumer demand for our products and lower direct-to-consumer traffic. We have enacted certain mitigating actions, including alignment of inventory with current demand levels and expense reductions. Although we have made progress in mitigating the impacts of certain macroeconomic conditions, our actions are not necessarily complete, and they should be viewed as part of the process in which we will continue our efforts to better align our cost structure with our operating results. We are unable to predict the severity of macroeconomic uncertainty, whether or when such circumstances may improve or worsen, including from one of our quarterly reporting periods to the next, or the full impact such circumstances could have on our business. These factors ultimately could require us to enact further mitigating operating efficiency measures that could have a material adverse effect on our business, results of operations, and liquidity.

Following its January 2025 inauguration, the U.S. administration has taken action to increase tariffs assessed on most products imported into the U.S. Various modifications to the U.S. tariffs have been announced, and further changes are expected to be made in the future, including in response to litigation, which has introduced heightened uncertainty regarding the future of global trade and the impact to our cost structure. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the IEEPA. During April 2026, the CBP launched the CAPE process, which allows entities to submit refund claims for paid IEEPA tariffs. We have submitted claims seeking refunds of previously paid IEEPA tariffs through CAPE. The timing of any refunds and the total amount ultimately received or recorded remains uncertain, and we cannot provide any assurance that we will receive the full amount expected. Further, following the U.S. Supreme Court decision, the U.S. administration imposed a new tariff surcharge of not less than 10% under Section 122 of the Trade Act of 1974 on all imports, subject to certain exceptions. The tariffs under this statute took effect on February 24, 2026, and will remain in effect for 150 days (the maximum under the statute). Tariffs have not been previously imposed under this statutory provision, and, in May 2026, the U.S. Court of International Trade invalidated these temporary tariffs, but they remain in place, subject to appeal. The U.S. administration has indicated future actions may be taken that could restore or exceed the level of the IEEPA tariffs under other statutory provisions. Any future tariffs or other trade policy actions could affect our cost structure and supply chain. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with the majority of our units sourced from Asia. In addition to the merchandise sourced through our Brand Portfolio segment, our Retail segment also sources merchandise from third-party suppliers, with many of these suppliers importing a large portion of their merchandise from Asia. We are closely monitoring this situation and evaluating the actions we have taken and additional actions we may take in the future, including cost mitigation measures and price adjustments. For our Brand Portfolio segment, we have adjusted our sourcing diversification by optimizing where we source our products from in an effort to mitigate the risk, maximize flexibility, and decrease costs. However, sourcing diversification could result in product quality issues, higher product costs, and/or not being able to source the quantity desired on a timely basis and there can be no assurance that we will be able to fully mitigate the impact of such tariffs or new tariffs in Asia or elsewhere. The ultimate impact of tariffs and other trade policies on our business will depend on several factors, including future measures implemented by the U.S. government and the governments of other countries, the overall magnitude and duration of these measures, and our ability to mitigate effects, which could include higher import costs and our ability to obtain any refund. Accordingly, our financial position or results of operations may be adversely influenced by political, economic, legal, compliance, social, and business conditions in the U.S. and in other countries.

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

FINANCIAL SUMMARY AND OTHER KEY METRICS

For the three months ended May 2, 2026:
•Net sales increased to $696.4 million from $686.9 million for the same period last year.
•Gross profit as a percentage of net sales was 45.3% compared to 42.9% for the same period last year.
•Net income attributable to Designer Brands Inc. was $1.2 million, or $0.02 per diluted share, compared to a net loss attributable to Designer Brands Inc. of $17.8 million, or $0.37 loss per diluted share, for the same period last year.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	Three months ended
	May 2, 2026	May 3, 2025
Change in comparable sales:
Retail segment	(1.2)%	(7.5)%
Brand Portfolio segment - direct-to-consumer channel	3.0%	(27.0)%
Total	(1.1)%	(7.8)%

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

Number of Stores- As of May 2, 2026 and May 3, 2025, we had the following number of stores:

	May 2, 2026	May 3, 2025
DSW	518	520
The Shoe Co.	118	121
Rubino	27	28
Total number of stores	663	669

RESULTS OF OPERATIONS

FIRST QUARTER OF 2026 COMPARED WITH FIRST QUARTER OF 2025

(amounts in thousands, except per share amounts)	Three months ended
	May 2, 2026		May 3, 2025		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$696,350	100.0%	$686,909	100.0%	$9,441	1.4%
Cost of sales	(381,032)	(54.7)	(392,428)	(57.1)	11,396	(2.9)%
Gross profit	315,318	45.3	294,481	42.9	20,837	7.1%
Operating expenses	(299,209)	(43.0)	(301,862)	(43.9)	2,653	(0.9)%
Income from equity investments	2,761	0.4	2,427	0.4	334	13.8%
Impairment charges	—	—	(2,953)	(0.6)	2,953	NM
Operating profit (loss)	18,870	2.7	(7,907)	(1.2)	26,777	NM
Interest expense, net	(10,125)	(1.4)	(11,971)	(1.7)	1,846	(15.4)%
Non-operating income (expenses), net	(5)	—	8	—	(13)	NM
Income (loss) before income taxes and loss from equity investment	8,740	1.3	(19,870)	(2.9)	28,610	NM
Income tax benefit (provision)	(4,805)	(0.8)	2,189	0.3	(6,994)	NM
Loss from equity investment	(481)	—	—	—	(481)	NM
Net income (loss)	3,454	0.5	(17,681)	(2.6)	21,135	NM
Net income attributable to redeemable noncontrolling interest	(2,295)	(0.3)	(135)	—	(2,160)	1,600.0%
Net income (loss) attributable to Designer Brands Inc.	$1,159	0.2%	$(17,816)	(2.6)%	$18,975	NM
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$0.02		$(0.37)		$0.39	NM
Diluted earnings (loss) per share	$0.02		$(0.37)		$0.39	NM
Weighted average shares used in per share calculations:
Basic shares	50,241		48,243		1,998	4.1%
Diluted shares	55,920		48,243		7,677	15.9%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Three months ended
(dollars in thousands)	May 2, 2026		May 3, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
Retail	$626,684	84.5%	$627,145	86.7%	$(461)	(0.1)%	(1.2)%
Brand Portfolio	114,518	15.5	95,898	13.3	18,620	19.4%	3.0%
Total segment net sales	741,202	100.0%	723,043	100.0%	18,159	2.5%	(1.1)%
Elimination of intersegment net sales	(44,852)		(36,134)		(8,718)	24.1%
Consolidated net sales	$696,350		$686,909		$9,441	1.4%

For the three months ended May 2, 2026, net sales were relatively flat in the Retail segment over the same period last year primarily driven by a decline in comparable sales of approximately $7.0 million, which was partially offset by an increase in non-product sales activity, including service revenue and shipping revenue, and the favorable impact from foreign currency translation. The decrease in comparable sales for the Retail segment was largely driven by lower comparable transactions of approximately 7% primarily due to reduced conversion and slightly lower traffic, partially offset by an increase in comparable average sales amounts per transaction. The increase in net sales for the Brand Portfolio segment was primarily due to higher revenue from wholesale activity due to increased demand from retail customers and the Retail segment, as we are experiencing positive trends in the dress category, and the expansion of retail partner locations for Topo along with new Topo product introductions.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Three months ended
(dollars in thousands)	May 2, 2026		May 3, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
Retail	$284,296	45.4%	$268,200	42.8%	$16,096	6.0%	260
Brand Portfolio	38,877	33.9%	26,026	27.1%	12,851	49.4%	680
Total segment gross profit	323,173	43.6%	294,226	40.7%	28,947	9.8%	290
Net recognition (elimination) of intersegment gross profit	(7,855)		255		(8,110)
Consolidated gross profit	$315,318	45.3%	$294,481	42.9%	$20,837	7.1%	240

The increase in gross profit for the Retail segment over the same period last year was primarily driven by the higher margin rates, which was driven by lower promotional activity and higher penetration of non-product sales activities. The increase in gross profit for the Brand Portfolio segment was primarily due to higher net sales as demand from retail customers increased with higher margin rates. Gross profit as a percentage of net sales increased for the Brand Portfolio segment primarily due to product mix, lower clearance activity, and the leverage of fixed royalty expenses on higher net sales.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	May 2, 2026	May 3, 2025
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(44,852)	$(36,134)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	28,003	25,814
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	8,994	10,575
	$(7,855)	$255

OPERATING EXPENSES

The following table summarizes operating expenses by segment:

	Three months ended
(dollars in thousands)	May 2, 2026		May 3, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating expenses:
Retail	$233,018	37.2%	$228,227	36.4%	$4,791	2.1%	80
Brand Portfolio	26,215	22.9%	26,507	27.6%	(292)	(1.1)%	(470)
Total segment operating expenses	259,233	35.0%	254,734	35.2%	4,499	1.8%	(20)
Corporate	39,976		47,128		(7,152)	(15.2)%
Consolidated operating expenses	$299,209	43.0%	$301,862	43.9%	$(2,653)	(0.9)%	(90)

For the three months ended May 2, 2026, operating expenses increased in the Retail segment over the same period last year primarily due to higher occupancy costs, as a result of higher utility costs and the impact of lease renewals, and an increase in marketing expenses. Operating expenses as a percentage of net sales increased in the Retail segment due to higher expenses on flat net sales. Operating expenses as a percentage of net sales decreased in the Brand Portfolio segment as the relatively flat change in operating expenses leveraged on higher net sales. Operating expenses decreased for corporate shared services primarily due to restructuring actions taken in 2025.

OPERATING PROFIT

The following table summarizes operating profit (loss) by segment:

	Three months ended
(dollars in thousands)	May 2, 2026		May 3, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating profit:
Retail	$51,278	8.2%	$39,973	6.4%	$11,305	28.3%	180
Brand Portfolio	15,423	13.5%	1,946	2.0%	13,477	692.5%	1,150
Total segment operating profit	66,701	9.0%	41,919	5.8%	24,782	59.1%	320
Corporate/eliminations	(47,831)		(49,826)		1,995	(4.0)%
Consolidated operating profit (loss)	$18,870	2.7%	$(7,907)	(1.2)%	$26,777	NM	NM

For the three months ended May 2, 2026, operating profit for the Retail segment increased over the same period last year due to higher gross profit partially offset by higher operating expenses. Operating profit for the Brand Portfolio segment increased due to higher gross profit. Corporate/eliminations were favorable to consolidated operating profit due to lower corporate operating expenses and impairment charges incurred last year. These factors led to consolidated operating profit for the three months ended May 2, 2026 as compared to consolidated operating loss for the same period last year.

INCOME TAXES

For the three months ended May 2, 2026 and May 3, 2025, our effective tax rate was 55.0% and 11.0%, respectively. The effective tax rate for the three months ended May 2, 2026 differed from the U.S. federal statutory rate primarily due to the tax impact of non-deductible compensation and state income taxes, which has a higher rate impact on a relatively low pre-tax income base. The effective tax rate for the three months ended May 3, 2025 differed from the statutory rate primarily due to state minimum tax expense on quarterly pre-tax loss and non-deductible compensation.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary ongoing operating cash flow requirements are for inventory purchases, payments on lease obligations and licensing royalty commitments, other working capital needs, capital expenditures, and debt service. Our working capital and inventory levels fluctuate seasonally. We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, pursue our growth strategy, and withstand unanticipated business volatility, including the impacts of the current macroeconomic conditions on our results of operations. We believe that cash generated from our operations, together with our current levels of cash, as well as the availability under our ABL Revolver, are sufficient to maintain our ongoing operations, support seasonal working capital requirements, fund capital expenditures, and meet our debt service obligations over the next 12 months and beyond. As discussed above in the "Executive Overview and Trends in Our Business" section under the heading "Effects of Macroeconomic Conditions and Tariffs," current macroeconomic conditions have had a negative impact on our operating results and liquidity and we may continue to experience the impact of decreased consumer demand for our products. Future impacts are unknown at this time and could have a material adverse effect on our business, operations, results of operations, and liquidity.

We submitted claims seeking refunds of previously paid IEEPA tariffs through CAPE. Prior to the U.S. Supreme Court ruling invalidating IEEPA tariffs, we entered into an agreement to sell the rights to potential claims to an Investor. As the refunds for the sold claims are received, we will remit such refunds to the Investor and record the remittance as a financing transaction. As of May 2, 2026, we had not received any refund payments. We expect to recognize approximately $20.0 million to income for tariff recoveries, which represents the value of the claims submitted through CAPE, less the portion due to the Investor, net of the proceeds received from the Investor; however, the timing of any refunds and the total amount ultimately received remains uncertain, and we cannot provide any assurance that we will receive the full amount anticipated.

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Three months ended
(in thousands)	May 2, 2026	May 3, 2025	Change
Net cash used in operating activities	$(22,033)	$(20,366)	$(1,667)
Net cash used in investing activities	(9,869)	(7,229)	(2,640)
Net cash provided by financing activities	31,302	27,672	3,630
Effect of exchange rate changes on cash balances	(167)	1,196	(1,363)
Net increase (decrease) in cash and cash equivalents	$(767)	$1,273	$(2,040)

OPERATING CASH FLOWS

The increase in net cash used in operating activities was primarily due to a higher use of working capital as we had timing shifts in lease and other payments, an increase in receivables with higher net sales from the Brand Portfolio segment, and paid incentive compensation earned in 2025, partially offset by the net income recognized during the three months ended May 2, 2026 as compared to the net loss recognized during the same period last year.

INVESTING CASH FLOWS

The increase in net cash used in investing activities for the three months ended May 2, 2026 as compared to the same period last year was primarily due to the increase in capital expenditures of $2.6 million in line with planned new and remodeled stores.

FINANCING CASH FLOWS

For the three months ended May 2, 2026, net cash provided by financing activities increased over the same period last year due to higher net receipts from our ABL Revolver used for funding working capital, partially offset by debt issuance costs associated with amending our ABL Revolver.

DEBT

ABL Revolver- The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") with $29.5 million borrowed. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. The ABL Revolver matures on the earlier of the maturity date of the Term Loan (currently June 2028) or February 2031. As of May 2, 2026, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $492.3 million, with $331.2 million in outstanding borrowings and $22.6 million in letters of credit issued, resulting in $138.5 million available for borrowings.

Term Loan- On June 23, 2023, we entered into the Term Loan and have since borrowed the maximum aggregate amount of $135.0 million. The Term Loan matures at the earlier of the maturity date of the ABL Revolver or June 2028.

Debt Covenants- The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month of 2.50 to 1.00, calculated on a trailing twelve-month basis. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of May 2, 2026, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Refer to Note 9, Debt, of the condensed consolidated financial statements of this Form 10-Q for further information about our debt arrangements.

PLANS FOR CAPITALIZED COSTS

During 2026, we expect to spend approximately $45.0 million to $55.0 million that will be capitalized for property and equipment and implementation costs for cloud computing arrangements accounted for as service contracts, $11.7 million of which was spent during the three months ended May 2, 2026. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

The information related to recent accounting pronouncements as set forth in Note 1, Description of Business and Significant Accounting Policies - Recently Issued Accounting Pronouncements, of the condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. We base these estimates and judgments on factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and valuation techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results may differ from those estimates, and such differences may be material to our condensed consolidated financial statements. There have been no material changes to the application of critical accounting policies and estimates disclosed in our 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to interest rates and foreign currency exchange rates. There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our 2025 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 10, Commitments and Contingencies, of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors as set forth in Part I, Item 1A., Risk Factors, in our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. As of May 2, 2026, $19.7 million of Class A common shares remained available for repurchase under the program. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under this share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions. During the three months ended May 2, 2026, no Class A common shares were repurchased.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

During the three months ended May 2, 2026, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
10.1#	Standard Executive Agreement, dated February 10, 2026, between Sheamus Toal and Designer Brands Inc.	10-K	001-32545	3/30/2026	10.11
10.2+	Third Amendment to Credit Agreement dated as of February 27, 2026 among Designer Brands Inc., Designer Brands Canada Inc., certain of domestic and Canadian subsidiaries as borrowers, other loan parties thereto, the lenders party thereto, The Huntington National Bank, as Administrative Agent, The Huntington National Bank, Bank of Montreal and Bank of America, N.A., as Joint Bookrunners and Joint Lead Arrangers, and PNC Bank, National Association, as Documentation Agent.	8-K	001-32545	3/4/2026	10.1
10.3#*	Mutual Separation Agreement, dated May 21, 2026, between Mary Turner and Designer Brands Inc.	-	-	-	-
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
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

DESIGNER BRANDS INC.

Date:	June 9, 2026	By:	/s/ Sheamus Toal
Sheamus Toal
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)