Form 10-Q
period 2026-08-01
Designer Brands Inc.
filed 2026-09-10
CIK 1319947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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

Number of shares outstanding of each of the registrant's classes of common stock, as of September 3, 2026: 43,390,683 Class A common shares and 7,732,721 Class B common shares.

DESIGNER BRANDS INC.

All references to "we," "us," "our," "Designer Brands Inc.," or the "Company" in this Quarterly Report on Form 10-Q for the quarter ended August 1, 2026 (this "Form 10-Q") mean Designer Brands Inc. and its subsidiaries.

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
•uncertain general economic and financial conditions, including economic volatility and potential downturn or recession, supply chain disruptions, geopolitical instability and conflicts, social unrest, new or increased tariffs and other barriers to trade, tariff refunds, fluctuating interest rates, unemployment rates and inflationary pressures, and the related impacts to consumer discretionary spending, as well as our ability to plan for and respond to the impact of these conditions;
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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)	Three months ended		Six months ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$730,631	$739,762	$1,426,981	$1,426,671
Cost of sales	(365,276)	(417,269)	(746,308)	(809,697)
Gross profit	365,355	322,493	680,673	616,974
Operating expenses	(313,412)	(297,462)	(612,621)	(599,324)
Income from equity investment	2,780	2,578	5,541	5,005
Impairment charges	—	(1,466)	—	(4,419)
Operating profit	54,723	26,143	73,593	18,236
Interest expense on debt and tariff sale financing transaction, net of interest income (Note 1 and 10)	(25,385)	(11,783)	(35,510)	(23,754)
Non-operating income (expenses), net	1,244	(78)	1,239	(70)
Income (loss) before income taxes and loss from equity investment	30,582	14,282	39,322	(5,588)
Income tax provision	(10,031)	(3,408)	(14,836)	(1,219)
Loss from equity investment	(134)	—	(615)	—
Net income (loss)	20,417	10,874	23,871	(6,807)
Net income attributable to redeemable noncontrolling interest	(2,860)	(339)	(5,155)	(474)
Net income (loss) attributable to Designer Brands Inc.	$17,557	$10,535	$18,716	$(7,281)
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$0.34	$0.21	$0.37	$(0.15)
Diluted earnings (loss) per share	$0.31	$0.21	$0.34	$(0.15)
Weighted average shares used in per share calculations:
Basic shares	50,894	49,109	50,567	48,678
Diluted shares	55,974	49,734	55,757	48,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)	Three months ended		Six months ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income (loss)	$20,417	$10,874	$23,871	$(6,807)
Other comprehensive income (loss) - foreign currency translation gain (loss)	(2,780)	9	(2,887)	3,507
Comprehensive income (loss)	17,637	10,883	20,984	(3,300)
Comprehensive income attributable to redeemable noncontrolling interest	(2,860)	(339)	(5,155)	(474)
Comprehensive income (loss) attributable to Designer Brands Inc.	$14,777	$10,544	$15,829	$(3,774)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)	August 1, 2026	January 31, 2026	August 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$51,591	$50,871	$44,937
Receivables, net	80,397	61,716	57,607
Inventories	594,688	563,547	610,876
Prepaid expenses and other current assets	36,252	34,286	40,437
Total current assets	762,928	710,420	753,857
Property and equipment, net	208,965	213,291	227,141
Operating lease assets	694,367	675,648	716,685
Goodwill	130,601	130,837	130,716
Intangible assets, net	79,614	81,242	81,881
Deferred tax assets	30,018	35,882	45,067
Equity investments	55,153	56,260	59,446
Other assets	46,496	46,325	48,870
Total assets	$2,008,142	$1,949,905	$2,063,663
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256,081	$236,195	$239,200
Accrued expenses	192,213	178,430	177,491
Current maturities of long-term debt	6,750	6,750	6,750
Current operating lease liabilities	172,454	175,515	157,212
Total current liabilities	627,498	596,890	580,653
Long-term debt	416,309	428,206	509,593
Non-current operating lease liabilities	613,503	596,587	646,431
Other non-current liabilities	43,482	46,606	48,201
Total liabilities	1,700,792	1,668,289	1,784,878
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	6,232	1,616	1,738
Shareholders' equity:
Common shares paid in-capital, no par value	1,072,207	1,061,957	1,055,199
Treasury shares, at cost	(833,351)	(833,351)	(833,351)
Retained earnings	71,138	57,383	62,743
Accumulated other comprehensive loss	(8,876)	(5,989)	(7,544)
Total shareholders' equity	301,118	280,000	277,047
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$2,008,142	$1,949,905	$2,063,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares			Amounts
(unaudited and in thousands, except per share amounts)	Class A Common Shares	Class B Common Shares	Treasury Shares	Common Shares Paid in Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three months ended August 1, 2026
Balance, May 2, 2026	43,020	7,733	52,902	$1,064,311	$(833,351)	$56,062	$(6,096)	$280,926
Net income attributable to Designer Brands Inc.	—	—	—	—	—	17,557	—	17,557
Stock-based compensation activity	285	—	—	7,896	—	—	—	7,896
Dividends ($0.05 per share)	—	—	—	—	—	(2,481)	—	(2,481)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,780)	(2,780)
Balance, August 1, 2026	43,305	7,733	52,902	$1,072,207	$(833,351)	$71,138	$(8,876)	$301,118
Three months ended August 2, 2025
Balance, May 3, 2025	40,900	7,733	52,902	$1,049,774	$(833,355)	$54,616	$(7,553)	$263,482
Net income attributable to Designer Brands Inc.	—	—	—	—	—	10,535	—	10,535
Stock-based compensation activity	896	—	—	5,425	—	—	—	5,425
Dividends ($0.05 per share)	—	—	—	—	—	(2,408)	—	(2,408)
Foreign currency translation adjustment	—	—	—	—	—	—	9	9
Other	—	—	—	—	4	—	—	4
Balance, August 2, 2025	41,796	7,733	52,902	$1,055,199	$(833,351)	$62,743	$(7,544)	$277,047
Six months ended August 1, 2026
Balance, January 31, 2026	42,062	7,733	52,902	$1,061,957	$(833,351)	$57,383	$(5,989)	$280,000
Net income attributable to Designer Brands Inc.	—	—	—	—	—	18,716	—	18,716
Stock-based compensation activity	1,243	—	—	10,250	—	—	—	10,250
Dividends ($0.10 per share)	—	—	—	—	—	(4,961)	—	(4,961)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,887)	(2,887)
Balance, August 1, 2026	43,305	7,733	52,902	$1,072,207	$(833,351)	$71,138	$(8,876)	$301,118
Six months ended August 2, 2025
Balance, February 1, 2025	40,211	7,733	52,902	$1,045,002	$(833,355)	$74,829	$(11,051)	$275,425
Net loss attributable to Designer Brands Inc.	—	—	—	—	—	(7,281)	—	(7,281)
Stock-based compensation activity	1,585	—	—	10,197	—	—	—	10,197
Dividends ($0.10 per share)	—	—	—	—	—	(4,805)	—	(4,805)
Foreign currency translation adjustment	—	—	—	—	—	—	3,507	3,507
Other	—	—	—	—	4	—	—	4
Balance, August 2, 2025	41,796	7,733	52,902	$1,055,199	$(833,351)	$62,743	$(7,544)	$277,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(unaudited and in thousands)	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income (loss)	$23,871	$(6,807)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,267	29,664
Stock-based compensation expense	14,520	12,063
Deferred income taxes	5,864	(1,489)
Income from equity investments	(4,926)	(5,005)
Distributions received from equity investments	5,965	6,935
Impairment charges	—	4,419
Other	528	(260)
Change in operating assets and liabilities:
Receivables	(18,714)	(5,575)
Inventories	(32,872)	(8,714)
Prepaid expenses and other current assets	1,598	(118)
Accounts payable	21,519	(31,972)
Accrued expenses	7,133	16,309
Operating lease assets and liabilities, net	(4,517)	(8,373)
Net cash provided by operating activities	48,236	1,077
Cash flows from investing activities:
Cash paid for property and equipment	(22,251)	(16,753)
Other	—	(1,916)
Net cash used in investing activities	(22,251)	(18,669)
Cash flows from financing activities:
Borrowing on revolving credit facility	298,580	540,011
Payments on revolving credit facility	(307,920)	(512,187)
Payments for borrowings under Term Loan	(3,375)	(3,375)
Payments of debt issuance costs	(3,186)	—
Dividends paid	(4,961)	(4,805)
Cash paid for taxes for stock-based compensation shares withheld	(4,298)	(1,866)
Other	1,213	(1,296)
Net cash provided by (used in) financing activities	(23,947)	16,482
Effect of exchange rate changes on cash balances	(1,318)	1,295
Net increase in cash and cash equivalents	720	185
Cash and cash equivalents, beginning of period	50,871	44,752
Cash and cash equivalents, end of period	$51,591	$44,937
Supplemental disclosures:
Net cash paid (received) for income taxes	$8,084	$(2,660)
Cash paid for interest on debt and financing transaction	$32,906	$21,518
Operating cash paid for operating lease liabilities	$106,670	$107,287
Operating cash paid for finance leases	$1,363	$463
Financing cash paid for finance leases	$1,329	$370
Non-cash investing and financing activities
Property and equipment purchases not yet paid	$2,204	$3,534
Contribution of intangible asset to equity investment	$—	$2,700
Operating lease liabilities arising from lease asset additions	$9,172	$36,617
Finance lease liabilities arising from lease asset additions	$—	$32,482
Net increase to operating lease assets and lease liabilities for modifications	$93,135	$53,788

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

Immaterial Restatements of Prior Periods- During the first quarter of 2026, we identified that our previously acquired Topo business was utilizing incorrect duty rates applied to many of our Topo branded products imported into the U.S., both before and after the acquisition date. Based on a standard look-back period of five years and published interest rates, we estimated an obligation of additional duties and interest of $8.4 million due to the U.S. Customs and Border Protection (the "CBP") related to prior periods. The correction of this error to periods prior to the first quarter of 2026 is not material to the consolidated financial statements for any of the impacted periods; however, the aggregate impact of correcting prior periods within the first quarter of 2026 would have been material to our current period condensed consolidated financial statements. Consequently, we have made these immaterial corrections in the comparative prior periods. Refer to Note 12, Immaterial Restatements of Prior Period Financial Statements, for quantification of the restatement impacts to the prior periods presented. Additionally, comparative prior period amounts in the applicable notes to the condensed consolidated financial statements have been restated. We will also correct previously reported financial statements for such immaterial errors in future filings, as applicable.

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

Interest Expenses on debt and tariff sale financing transaction, net of interest income- Interest expense on debt and tariff sale financing transaction, net of interest income, includes the following:

	Three months ended		Six months ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Interest expense on debt	$9,531	$11,991	$19,853	$24,180
Interest expense on tariff sale financing transaction	16,097	—	16,097	—
Interest income	(243)	(208)	(440)	(426)
Interest expense on debt and tariff sale financing transaction, net of interest income	$25,385	$11,783	$35,510	$23,754

The interest expense on tariff sale financing transaction is a result of interest expense related to the sale of tariff refund claims to the Investor. Refer to Note 10, Commitments and Contingencies - IEEPA Tariff Recoveries, for additional details.

Income Taxes- For the three months ended August 1, 2026 and August 2, 2025, our effective tax rate was 32.8% and 23.9%, respectively, and for the six months ended August 1, 2026 and August 2, 2025, our effective tax rate was 37.7% and negative 21.8%, respectively. The effective tax rate for the six months ended August 1, 2026 differed from the U.S. federal statutory rate primarily due to the tax impact of non-deductible compensation and state income taxes. The effective tax rate for the six months ended August 2, 2025 differed from the statutory rate primarily due to the impact of permanent non-deductible compensation and being in a loss before income tax position, which resulted in a negative effective tax rate.

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

2. REVENUE

DISAGGREGATION OF NET SALES

The following table presents net sales disaggregated by product and service categories for the Retail segment and sales channel for the Brand Portfolio segment:

	Three months ended		Six months ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales:
Retail segment:
Non-athletic footwear:
Women's	$308,307	$312,130	$606,012	$606,863
Men's	94,616	96,475	174,787	174,919
Kids'	23,834	25,829	46,247	50,263
Athletic footwear	196,753	208,897	380,425	406,126
Accessories and other	47,552	42,672	90,275	74,977
	671,062	686,003	1,297,746	1,313,148
Brand Portfolio segment:
Wholesale	74,721	62,211	177,667	146,709
Direct-to-consumer	10,233	9,812	20,780	20,167
Other	1,325	1,134	2,350	2,179
	86,279	73,157	200,797	169,055
Total segment net sales	757,341	759,160	1,498,543	1,482,203
Elimination of intersegment sales	(26,710)	(19,398)	(71,562)	(55,532)
Total net sales	$730,631	$739,762	$1,426,981	$1,426,671

DEFERRED REVENUE LIABILITIES

We record deferred revenue liabilities, included in accrued expenses on the condensed consolidated balance sheets, for remaining obligations we have to our customers. The following table presents the changes and total balances for gift cards and reward programs:

	Three months ended		Six months ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Gift cards:
Beginning of period	$24,519	$25,829	$27,730	$28,963
Gift cards redeemed and breakage recognized to net sales	(14,024)	(14,151)	(28,014)	(28,713)
Gift cards issued	12,713	12,490	23,492	23,918
Balance at end of period	$23,208	$24,168	$23,208	$24,168
Reward programs:
Beginning of period	$12,549	$13,894	$12,845	$14,126
Reward certificates redeemed and expired and other adjustments recognized to net sales	(6,014)	(7,201)	(12,038)	(13,911)
Deferred revenue for reward points issued	6,171	6,225	11,899	12,703
Balance at end of period	$12,706	$12,918	$12,706	$12,918

3. RELATED PARTY TRANSACTIONS

SCHOTTENSTEIN AFFILIATES

We have transactions with entities owned or controlled by Jay L. Schottenstein, the executive chairman of our Board of Directors (the "Board"), and members of his family (the "Schottenstein Affiliates"). As of August 1, 2026, the Schottenstein Affiliates beneficially owned approximately 27% of the Company's outstanding common shares, representing approximately 64% of the combined voting power, consisting of, in the aggregate, 6.0 million Class A common shares and 7.7 million Class B common shares. The following summarizes the related party transactions with the Schottenstein Affiliates for the relevant periods:

Leases- We lease certain store and office locations that are owned by the Schottenstein Affiliates. For both the three months ended August 1, 2026 and August 2, 2025, we recorded lease expense from the leases with Schottenstein Affiliates of $1.7 million. For the six months ended August 1, 2026 and August 2, 2025, we recorded lease expense from the leases with Schottenstein Affiliates of $3.4 million and $3.5 million, respectively. As of August 1, 2026, January 31, 2026 and August 2, 2025, we had related party current operating lease liabilities of $4.7 million, $4.5 million and $4.1 million, respectively, and non-current operating lease liabilities of $9.6 million, $11.2 million and $15.4 million, respectively.

Other Purchases and Services and Due to Related Parties- Amounts for other purchases and services we incurred from the Schottenstein Affiliates and the amounts due to the Schottenstein Affiliates, other than operating lease liabilities, were immaterial for all periods presented.

ABG-CAMUTO

We have a 40.0% ownership interest in ABG-Camuto, LLC ("ABG-Camuto"). We have a licensing agreement with ABG-Camuto, pursuant to which we pay royalties on the net sales of the brands owned by ABG-Camuto, subject to guaranteed minimums. For both the three months ended August 1, 2026 and August 2, 2025, we recorded royalty expense for amounts paid to ABG-Camuto of $4.8 million. For both the six months ended August 1, 2026 and August 2, 2025, we recorded royalty expense for amounts paid to ABG-Camuto of $9.6 million.

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

The following is a reconciliation between basic and diluted weighted average shares outstanding, as used in the calculation of earnings (loss) per share attributable to Designer Brands Inc., and the anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share attributable to Designer Brands Inc.:

	Three months ended		Six months ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Weighted average basic shares outstanding	50,894	49,109	50,567	48,678
Dilutive effect of stock-based compensation awards	5,080	625	5,190	—
Weighted average diluted shares outstanding	55,974	49,734	55,757	48,678
Anti-dilutive shares	1,995	8,768	1,015	7,543

5. STOCK-BASED COMPENSATION

For the three months ended August 1, 2026 and August 2, 2025, we recorded stock-based compensation expense of $8.0 million and $6.0 million, respectively. For the six months ended August 1, 2026 and August 2, 2025, we recorded stock-based compensation expense of $14.5 million and $12.1 million, respectively. These costs are included in operating expenses on the condensed consolidated statements of operations.

The following table summarizes the restricted stock units ("RSU") activity for the six months ended August 1, 2026:

(in thousands)	Shares of Time-Based RSUs	Shares of Performance-Based RSUs
Outstanding - beginning of period	8,409	1,084
Granted	3,560	2,908
Vested	(1,967)	—
Forfeited	(242)	(343)
Outstanding - end of period	9,760	3,649

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

The following table provides additional information for our common shares:

(in thousands)	August 1, 2026		January 31, 2026		August 2, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Authorized shares	250,000	100,000	250,000	100,000	250,000	100,000
Issued shares	96,207	7,733	94,964	7,733	94,698	7,733
Outstanding shares	43,305	7,733	42,062	7,733	41,796	7,733
Treasury shares	52,902	—	52,902	—	52,902	—

We have authorized 100 million shares of no par value preferred shares, with no shares issued for any of the periods presented.

DIVIDENDS

On September 9, 2026, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on October 7, 2026 to shareholders of record at the close of business on September 24, 2026.

7. RECEIVABLES

Receivables, net, consisted of the following:

(in thousands)	August 1, 2026	January 31, 2026	August 2, 2025
Customer accounts receivables:
Receivables with payment guarantee by third-party provider	$26,818	$22,514	$23,210
Receivables without payment guarantee	16,055	14,101	11,849
Other receivables	37,955	25,689	23,394
Total receivables	80,828	62,304	58,453
Allowance for credit losses	(431)	(588)	(846)
	$80,397	$61,716	$57,607

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)	August 1, 2026	January 31, 2026	August 2, 2025
Gift cards	$23,208	$27,730	$24,168
Accrued compensation and related expenses	33,653	29,294	20,875
Accrued taxes	24,810	21,096	26,989
Customer returns and allowances	16,783	16,294	17,667
Reward programs deferred revenue	12,706	12,845	12,918
Other	81,053	71,171	74,874
	$192,213	$178,430	$177,491

9. DEBT

Debt consisted of the following:

(in thousands)	August 1, 2026	January 31, 2026	August 2, 2025
ABL Revolver	$309,723	$319,063	$397,914
Term Loan	116,250	119,625	123,000
Total debt	425,973	438,688	520,914
Less unamortized Term Loan debt issuance costs	(2,914)	(3,732)	(4,571)
Less current maturities of long-term debt	(6,750)	(6,750)	(6,750)
Long-term debt	$416,309	$428,206	$509,593

ABL REVOLVER

On March 30, 2022, we replaced our previous senior secured asset-based revolving credit facility with our current ABL Revolver, which was subsequently amended on February 28, 2023, June 23, 2023, and February 27, 2026. The amended ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") with $29.5 million borrowed. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO Term Loan may be reborrowed. The ABL Revolver matures on the earlier of the maturity date of the Term Loan (currently June 2028) or February 2031 and is secured by a first-priority lien on substantially all of our personal property assets, including credit card receivables and inventory. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. As of August 1, 2026, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $437.0 million, with $280.2 million in outstanding borrowings and $10.6 million in letters of credit issued, resulting in $146.2 million available for borrowings.

Borrowings under the revolving line of credit and letters of credit issued under the ABL Revolver accrue interest, at our option, at a rate equal to: (A) a base rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate (as defined in the credit facility agreement and subject to a floor of 0%) plus 0.5%, and (iii) Term SOFR (as defined in the credit facility agreement) plus 1.0%; or (B) a one-month, three-month, or six-month Term SOFR per annum (subject to a floor of 0%), plus, in each instance, an applicable rate to be determined based on average availability. The FILO Term Loan accrues interest, at our option, at a rate equal to: (A) a fluctuating interest rate per annum equal to the greatest of (i) the prime rate, (ii) the Fed Funds Rate plus 0.5%, or (iii) Term SOFR plus 1.0%, plus 2.5%; or (B) Term SOFR for the interest period in effect for such borrowing plus 3.5%. Commitment fees are based on the unused portion of the ABL Revolver available for borrowings. Interest expense related to the ABL Revolver includes interest on borrowings and letters of credit, with an interest rate of 6.0% as of August 1, 2026, commitment fees, and the amortization of debt issuance costs.

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

Borrowings under the Term Loan bear interest at a per annum rate equal to: (A) an adjusted three-month SOFR per annum (subject to a floor of 2.0%), plus 7.0%; or if (A) is not available, then (B) a base rate per annum equal to the greater of (i) 2.0%, (ii) the prime rate, (iii) the Fed Funds Rate plus 0.5%, and (iv) the Adjusted Term SOFR plus 1.0%; plus, in each instance, 6.0%, with an interest rate of 10.8% (effective interest rate of 12.2% when including the amortization of debt issuance costs) as of August 1, 2026.

DEBT COVENANTS

The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires the consolidated net leverage ratio to be no greater than 2.50 to 1.00, calculated on a trailing twelve-month basis and measured on the last day of each fiscal month. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. The ABL Revolver and Term Loan contain customary events of default, including failure to comply with certain financial and other covenants. Upon an event of default that is not cured or waived within the applicable cure period, in addition to other remedies that may be available to the lenders, our obligations may be accelerated, outstanding letters of credit may be required to be cash collateralized, and remedies may be exercised against the collateral. As of August 1, 2026, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

10. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

We are involved in various legal proceedings that are incidental to the conduct of our business. Although it is not possible to predict with certainty the eventual outcome of any litigation, we believe the amount of any potential liability with respect to current legal proceedings will not be material to our results of operations or financial condition. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period. We are also involved in certain legal matters in which we have agreed to settlement terms with the plaintiffs, which remain subject to court approval, and such matters are covered under our insurance policies and accordingly associated legal fees and settlement costs will be paid by the insurer. As a result, we have recorded accrued expenses for estimated settlement obligations covered by insurance with corresponding receivables on the condensed consolidated balance sheets of $25.3 million, $10.6 million and $12.4 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively. As additional information becomes available, we will assess any potential liabilities related to pending litigation and revise the estimates as needed.

IEEPA TARIFF RECOVERIES

On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (the "IEEPA"). During April 2026, the CBP launched the Consolidated Administration and Processing of Entries ("CAPE") process, which allows entities to submit refund claims for paid IEEPA tariffs. During the first quarter of 2026, we submitted claims seeking refunds of previously paid IEEPA tariffs through CAPE. We have elected to apply a gain contingency model to account for potential recoveries of previously paid IEEPA tariffs and any related interest received. Under this model, a gain contingency is not recognized in the consolidated financial statements until the gain is realized or realizable. Prior to the U.S. Supreme Court ruling, we entered into an agreement to sell the rights to potential claims to an unrelated financial investor (the "Investor"). Under the terms of this agreement, the Investor purchased $18.3 million of our refund claims for $2.2 million in cash. As the refunds for the sold claims are received, we are remitting such funds to the Investor and recording the remittance as a financing transaction.

During the second quarter of 2026, we received cash of $36.8 million from the CBP, which consisted of recoveries related to IEEPA tariff costs incurred of $35.5 million and related interest of $1.3 million, of which we remitted $18.3 million to the Investor. The recoveries were recognized as a reduction of cost of sales and the interest as non-operating income on the condensed consolidated statements of operations. The amount remitted to the Investor consisted of principal and interest payments of $2.2 million and $16.1 million, respectively. The interest payment was recognized as interest expense.

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

The following tables provide certain financial data by segment reconciled to the condensed consolidated financial statements (total assets by segment are not presented in the table below as the CODM does not evaluate, manage, or measure segment performance using total assets):

(in thousands)	Three months ended August 1, 2026			Three months ended August 2, 2025
	Retail	Brand Portfolio	Total	Retail	Brand Portfolio	Total
Net sales:
External customer sales	$671,062	$59,569	$730,631	$686,003	$53,759	$739,762
Intersegment sales	—	26,710	26,710	—	19,398	19,398
Segment net sales	671,062	86,279	757,341	686,003	73,157	759,160
Elimination of intersegment net sales			(26,710)			(19,398)
Consolidated net sales			$730,631			$739,762
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(369,593)	(60,586)		(386,531)	(55,089)
Store selling expenses	(86,320)	—		(86,013)	—
Occupancy costs	(76,976)	(1,075)		(75,501)	(913)
Marketing	(36,349)	(5,180)		(31,639)	(3,959)
Distribution and fulfillment costs	(13,718)	(3,330)		(13,970)	(2,817)
Personnel overhead costs	(14,390)	(12,085)		(12,337)	(11,261)
Depreciation and amortization	(9,068)	(1,803)		(9,133)	(1,775)
Other expense items(1)	(2,621)	(4,021)		(2,170)	(3,967)
Plus income from equity investment	—	2,780		—	2,578
Segment operating profit (loss)	$62,027	$979	63,006	$68,709	$(4,046)	64,663
Net recognition of intersegment activity			2,657			4,953
Recoveries related to IEEPA tariff costs incurred(2)			35,536			—
Corporate shared services costs(3)			(46,476)			(42,007)
Impairment charges(3)			—			(1,466)
Consolidated operating profit			54,723			26,143
Interest expense on debt and tariff sale financing transaction, net of interest income			(25,385)			(11,783)
Non-operating income (expenses), net			1,244			(78)
Income before income taxes and loss from equity investment			$30,582			$14,282
Cash paid for segment property and equipment	$9,882	$219	$10,101	$8,029	$399	$8,428

(in thousands)	Six months ended August 1, 2026			Six months ended August 2, 2025
	Retail	Brand Portfolio	Total	Retail	Brand Portfolio	Total
Net sales:
External customer sales	$1,297,746	$129,235	$1,426,981	$1,313,148	$113,523	$1,426,671
Intersegment sales	—	71,562	71,562	—	55,532	55,532
Segment net sales	1,297,746	200,797	1,498,543	1,313,148	169,055	1,482,203
Elimination of intersegment net sales			(71,562)			(55,532)
Consolidated net sales			$1,426,981			$1,426,671
Less segment expenses:
Cost of sales, exclusive of expenses shown below	(711,981)	(136,227)		(745,476)	(124,961)
Store selling expenses	(169,372)	—		(169,517)	—
Occupancy costs	(152,461)	(2,205)		(149,213)	(2,109)
Marketing	(72,729)	(9,330)		(66,385)	(7,757)
Distribution and fulfillment costs	(26,945)	(6,757)		(26,271)	(5,796)
Personnel overhead costs	(28,034)	(23,350)		(25,699)	(23,628)
Depreciation and amortization	(18,345)	(3,609)		(18,153)	(3,535)
Other expense items(1)	(4,574)	(8,458)		(3,752)	(8,374)
Plus income from equity investment	—	5,541		—	5,005
Segment operating profit (loss)	$113,305	$16,402	129,707	$108,682	$(2,100)	106,582
Net recognition (elimination) of intersegment activity			(5,198)			5,208
Recoveries related to IEEPA tariff costs incurred(2)			35,536			—
Corporate shared services costs(3)			(86,452)			(89,135)
Impairment charges(3)			—			(4,419)
Consolidated operating profit			73,593			18,236
Interest expense on debt and tariff sale financing transaction, net of interest income			(35,510)			(23,754)
Non-operating income (expenses), net			1,239			(70)
Income (loss) before income taxes and loss from equity investment			$39,322			$(5,588)
Cash paid for segment property and equipment	$18,379	$755	$19,134	$13,904	$1,043	$14,947

(1)     Other expense items include professional services fees, payment service fees, supplies, travel, and other administrative segment expenses.
(2)    Recoveries related to IEEPA tariff costs incurred were recognized as a reduction of cost of sales on the condensed consolidated statements of operations and were excluded from segment operating profit (loss) as such amounts were not included in the segment operating results provided to the CODM.
(3)    Corporate shared services costs and impairment charges are not attributed to any of our segments. Corporate shared services costs primarily relate to corporate administration, IT, finance, human resources, legal, real estate, and other shared services performing corporate-level activities. We also do not allocate amounts related to restructuring and integration charges (including severance).

12. IMMATERIAL RESTATEMENTS OF PRIOR PERIOD FINANCIAL STATEMENTS

As discussed in Note 1, Description of Business and Significant Accounting Policies - Immaterial Restatements of Prior Periods, during the first quarter of 2026, we identified errors related to prior period financial statements. While the prior period amounts have been restated, as detailed below for comparability, the impact of the corrections in periods prior to the first quarter of 2026 are not material to the consolidated financial statements in any of the impacted periods.

The following table presents the prior period impact to line items shown on the condensed consolidated statements of operations and comprehensive income (loss):

(in thousands, except per share amounts)	Three months ended August 2, 2025			Six months ended August 2, 2025
	Previously Reported	Adjustments	As Adjusted	Previously Reported	Adjustments	As Adjusted
Cost of sales	$(416,829)	$(440)	$(417,269)	$(808,612)	$(1,085)	$(809,697)
Gross profit	$322,933	$(440)	$322,493	$618,059	$(1,085)	$616,974
Operating profit	$26,583	$(440)	$26,143	$19,321	$(1,085)	$18,236
Interest expense, net	$(11,667)	$(116)	$(11,783)	$(23,535)	$(219)	$(23,754)
Income (loss) before income taxes	$14,838	$(556)	$14,282	$(4,284)	$(1,304)	$(5,588)
Income tax provision	$(3,557)	$149	$(3,408)	$(1,571)	$352	$(1,219)
Net income (loss)	$11,281	$(407)	$10,874	$(5,855)	$(952)	$(6,807)
Net income attributable to redeemable noncontrolling interest	$(454)	$115	$(339)	$(742)	$268	$(474)
Net income (loss) attributable to Designer Brands Inc.	$10,827	$(292)	$10,535	$(6,597)	$(684)	$(7,281)
Basic earnings (loss) per share	$0.22	$(0.01)	$0.21	$(0.14)	$(0.01)	$(0.15)
Diluted earnings (loss) per share	$0.22	$(0.01)	$0.21	$(0.14)	$(0.01)	$(0.15)
Comprehensive income (loss) attributable to Designer Brands Inc.	$10,836	$(292)	$10,544	$(3,090)	$(684)	$(3,774)

The following table presents the prior period impacts to line items shown on the condensed consolidated balance sheets and the related components of shareholders' equity (beginning retained earnings for 2025 decreased $3.1 million from $77.9 million to $74.8 million):

(in thousands)	January 31, 2026			August 2, 2025
	Previously Reported	Adjustments	As Adjusted	Previously Reported	Adjustments	As Adjusted
Receivables, net	$59,444	$2,272	$61,716	$55,675	$1,932	$57,607
Total current assets	$708,148	$2,272	$710,420	$751,925	$1,932	$753,857
Total assets	$1,947,633	$2,272	$1,949,905	$2,061,731	$1,932	$2,063,663
Accrued expenses	$170,014	$8,416	$178,430	$170,333	$7,158	$177,491
Total current liabilities	$588,474	$8,416	$596,890	$573,495	$7,158	$580,653
Total liabilities	$1,659,873	$8,416	$1,668,289	$1,777,720	$7,158	$1,784,878
Redeemable noncontrolling interest	$5,274	$(3,658)	$1,616	$3,214	$(1,476)	$1,738
Retained earnings	$59,869	$(2,486)	$57,383	$66,493	$(3,750)	$62,743
Total shareholders' equity	$282,486	$(2,486)	$280,000	$280,797	$(3,750)	$277,047
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$1,947,633	$2,272	$1,949,905	$2,061,731	$1,932	$2,063,663

The following table presents the prior period impacts to line items shown on the condensed consolidated statements of cash flows:

(in thousands)	Six months ended August 2, 2025
	Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(5,855)	$(952)	$(6,807)
Change in operating assets and liabilities:
Receivables	$(5,223)	$(352)	$(5,575)
Accrued expenses	$15,005	$1,304	$16,309
Net cash provided by operating activities	$1,077	$—	$1,077

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW AND TRENDS IN OUR BUSINESS

As described in Note 1, Description of Business and Significant Accounting Policies - Immaterial Restatements of Prior Periods, of the condensed consolidated financial statements of this Form 10-Q, we have made immaterial corrections to comparative prior period amounts. Refer to Note 12, Immaterial Restatements of Prior Period Financial Statements, of the condensed consolidated financial statements of this Form 10-Q for quantification of the prior period restatement impacts.

For the second quarter of 2026, net sales decreased 1.2% with a decrease in total comparable sales of 2.4% when compared to the same period last year. Gross profit as a percentage of net sales for the second quarter of 2026 was 50.0%, which included the benefit of $35.5 million of tariff recoveries recorded as a reduction of cost of sales and contributed to the total increase of 640 basis points when compared to the same period last year.

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

Following its January 2025 inauguration, the U.S. administration has taken action to increase tariffs assessed on most products imported into the U.S. Various modifications to the U.S. tariffs have been announced, and further changes are expected to be made in the future, including in response to litigation, which has introduced heightened uncertainty regarding the future of global trade and the impact to our cost structure. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the IEEPA. During April 2026, the CBP launched the CAPE process, which allows entities to submit refund claims for paid IEEPA tariffs. During the first quarter of 2026, we submitted claims seeking refunds of previously paid IEEPA tariffs through CAPE. Prior to the U.S. Supreme Court ruling, we entered into an agreement to sell the rights to potential claims to an Investor. As the refunds for the sold claims are received, we are remitting such funds to the Investor and recording the remittance as a financing transaction.

During the second quarter of 2026, we received cash of $36.8 million from the CBP, which consisted of recoveries related to IEEPA tariff costs incurred of $35.5 million and related interest of $1.3 million, of which we remitted $18.3 million to the Investor. The recoveries were recognized as a reduction of cost of sales and the interest as non-operating income on the condensed consolidated statements of operations. The amount remitted to the Investor consisted of principal and interest payments of $2.2 million and $16.1 million, respectively. The interest payment was recognized as interest expense.

Further, following the U.S. Supreme Court decision, the U.S. administration imposed a new tariff surcharge of not less than 10% under Section 122 of the Trade Act of 1974 on all imports, subject to certain exceptions. The tariffs under this statute took effect on February 24, 2026, and remained in effect for 150 days (the maximum under the statute). Effective upon the expiration of these tariffs in July 2026, new tariff rates generally ranging from 10% to 12.5% on most imports from certain countries were imposed pursuant to Section 301of the Trade Act of 1974. Additional tariffs under Section 338 of the Tariff Act of 1930 were also recently imposed. Uncertainty with respect to tariffs remains ongoing, and U.S. import tariffs and international trade arrangements are expected to continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created significant uncertainty, and our efforts to mitigate the impacts of tariffs are time-consuming and costly and may not be effective. Any future tariffs or other trade policy actions, including retaliatory measures enacted in response to such actions, could affect our cost structure and supply chain. All of the products manufactured through the Brand Portfolio segment come from third-party facilities outside of the U.S., with the majority of our units sourced from Asia. In addition to the merchandise sourced through our Brand Portfolio segment, our Retail segment also sources merchandise from third-party suppliers, with many of these suppliers importing a large portion of their merchandise from Asia. We are closely monitoring this situation and evaluating the actions we have taken and additional actions we may take in the future, including cost mitigation measures and price adjustments. For our Brand Portfolio segment, we have adjusted our sourcing diversification by optimizing where we source our products from in an effort to mitigate the risk, maximize flexibility, and decrease costs. However, sourcing diversification could result in product quality issues, higher product costs, and/or not being able to source the quantity desired on a timely basis and there can be no assurance that we will be able to fully mitigate the impact of such tariffs or new tariffs in Asia or elsewhere. The ultimate impact of tariffs and other trade policies on our business will depend on several factors, including future measures implemented by the U.S. government and the governments of other countries, the overall magnitude and duration of these measures, and our ability to mitigate effects, which could include higher import costs and our ability to obtain any refund. Accordingly, our financial position or results of operations may be adversely influenced by political, economic, legal, compliance, social, and business conditions in the U.S. and in other countries.

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

FINANCIAL SUMMARY AND OTHER KEY METRICS

For the three months ended August 1, 2026:
•Net sales decreased to $730.6 million from $739.8 million for the same period last year.
•Gross profit as a percentage of net sales was 50.0% compared to 43.6% for the same period last year.
•Net income attributable to Designer Brands Inc. was $17.6 million, or $0.31 per diluted share, compared to net income attributable to Designer Brands Inc. of $10.5 million, or $0.21 per diluted share, for the same period last year.

Comparable Sales Performance Metric- The following table presents the percent change in comparable sales for each segment and in total:

	Three months ended
	August 1, 2026	August 2, 2025
Change in comparable sales:
Retail segment	(2.6)%	(4.5)%
Brand Portfolio segment - direct-to-consumer channel	7.1%	(29.2)%
Total	(2.4)%	(5.0)%

We consider the percent change in comparable sales from the same previous year period, a primary metric commonly used throughout the retail industry, to be an important measurement for management and investors of the performance of our direct-to-consumer businesses. We include in our comparable sales metric sales from stores in operation for at least 14 months at the beginning of the applicable year. Stores are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter in which they are closed. Comparable sales exclude the impact of foreign currency translation and are calculated by translating current period results at the foreign currency exchange rate used in the comparable period of the prior year. Comparable sales include net sales from e-commerce sites. The calculation of comparable sales varies across the retail industry and, as a result, the calculations of other retail companies may not be consistent with our calculation.

Number of Stores- As of August 1, 2026 and August 2, 2025, we had the following number of stores:

	August 1, 2026	August 2, 2025
DSW	523	519
The Shoe Co.	118	121
Rubino	27	28
Total number of stores	668	668

RESULTS OF OPERATIONS

SECOND QUARTER OF 2026 COMPARED WITH SECOND QUARTER OF 2025

(amounts in thousands, except per share amounts)	Three months ended
	August 1, 2026		August 2, 2025		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$730,631	100.0%	$739,762	100.0%	$(9,131)	(1.2)%
Cost of sales	(365,276)	(50.0)	(417,269)	(56.4)	51,993	(12.5)%
Gross profit	365,355	50.0	322,493	43.6	42,862	13.3%
Operating expenses	(313,412)	(42.9)	(297,462)	(40.2)	(15,950)	5.4%
Income from equity investment	2,780	0.4	2,578	0.3	202	7.8%
Impairment charges	—	—	(1,466)	(0.2)	1,466	NM
Operating profit	54,723	7.5	26,143	3.5	28,580	109.3%
Interest expense on debt and tariff sale financing transaction, net of interest income	(25,385)	(3.5)	(11,783)	(1.6)	(13,602)	115.4%
Non-operating income (expenses), net	1,244	0.2	(78)	—	1,322	NM
Income before income taxes and loss from equity investment	30,582	4.2	14,282	1.9	16,300	114.1%
Income tax provision	(10,031)	(1.4)	(3,408)	(0.4)	(6,623)	194.3%
Loss from equity investment	(134)	—	—	—	(134)	NM
Net income	20,417	2.8	10,874	1.5	9,543	87.8%
Net income attributable to redeemable noncontrolling interest	(2,860)	(0.4)	(339)	(0.1)	(2,521)	743.7%
Net income attributable to Designer Brands Inc.	$17,557	2.4%	$10,535	1.4%	$7,022	66.7%
Earnings per share attributable to Designer Brands Inc.:
Basic earnings per share	$0.34		$0.21		$0.13	61.9%
Diluted earnings per share	$0.31		$0.21		$0.10	47.6%
Weighted average shares used in per share calculations:
Basic shares	50,894		49,109		1,785	3.6%
Diluted shares	55,974		49,734		6,240	12.5%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Three months ended
(amounts in thousands)	August 1, 2026		August 2, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
Retail	$671,062	88.6%	$686,003	90.4%	$(14,941)	(2.2)%	(2.6)%
Brand Portfolio	86,279	11.4	73,157	9.6	13,122	17.9%	7.1%
Total segment net sales	757,341	100.0%	759,160	100.0%	(1,819)	(0.2)%	(2.4)%
Elimination of intersegment net sales	(26,710)		(19,398)		(7,312)	37.7%
Consolidated net sales	$730,631		$739,762		$(9,131)	(1.2)%

For the three months ended August 1, 2026, net sales decreased in the Retail segment over the same period last year primarily driven by a decline in comparable sales of approximately $17.0 million, which was partially offset by an increase in non-product sales activity, including service revenue and shipping revenue. The decrease in comparable sales for the Retail segment was largely driven by lower comparable transactions of approximately 8%, primarily due to reduced conversion and lower traffic, partially offset by an increase in comparable average sales amounts per transaction. The increase in net sales for the Brand Portfolio segment was primarily due to higher revenue from wholesale activity due to increased demand from retail customers and the Retail segment and the expansion of retail partner locations for Topo along with new Topo product introductions.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Three months ended
(amounts in thousands)	August 1, 2026		August 2, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
Retail	$301,469	44.9%	$299,472	43.7%	$1,997	0.7%	120
Brand Portfolio	25,693	29.8%	18,068	24.7%	7,625	42.2%	510
Total segment gross profit	327,162	43.2%	317,540	41.8%	9,622	3.0%	140
Corporate/eliminations:
Net recognition of intersegment gross profit	2,657		4,953		(2,296)
Recoveries related to IEEPA tariff costs incurred	35,536		—		35,536
Consolidated gross profit	$365,355	50.0%	$322,493	43.6%	$42,862	13.3%	640

The increase in gross profit for the Retail segment over the same period last year was primarily due to higher margin rates, which was driven by lower promotional activity and higher penetration of non-product sales activities. The increase in gross profit for the Brand Portfolio segment was primarily due to higher net sales as demand from retail customers increased with higher margin rates. Gross profit as a percentage of segment net sales increased for the Brand Portfolio segment primarily due to product mix and lower clearance activity, along with lower tariff rates and the leverage of fixed royalty expenses on higher net sales. Consolidated gross profit included the benefit of $35.5 million of tariff recoveries recorded as a reduction of cost of sales and resulted in a 490 basis point improvement over the same period last year in consolidated gross profit as a percentage of consolidated net sales.

The net recognition of intersegment gross profit consisted of the following:

	Three months ended
(in thousands)	August 1, 2026	August 2, 2025
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(26,710)	$(19,398)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	18,716	13,785
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	10,651	10,566
	$2,657	$4,953

OPERATING EXPENSES

The following table summarizes operating expenses by segment:

	Three months ended
(amounts in thousands)	August 1, 2026		August 2, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating expenses:
Retail	$239,442	35.7%	$230,763	33.6%	$8,679	3.8%	210
Brand Portfolio	27,494	31.9%	24,692	33.8%	2,802	11.3%	(190)
Total segment operating expenses	266,936	35.2%	255,455	33.6%	11,481	4.5%	160
Corporate	46,476		42,007		4,469	10.6%
Consolidated operating expenses	$313,412	42.9%	$297,462	40.2%	$15,950	5.4%	270

For the three months ended August 1, 2026, operating expenses increased in the Retail segment over the same period last year due to an increase in marketing expenses of $4.7 million, an increase in personnel overhead costs of $2.1 million driven by higher incentive compensation as we did not recognize incentive compensation during the same period last year based on the performance of the business relative to our targets, with the remaining increase primarily due to higher occupancy costs driven by the impact of lease renewals. Operating expenses as a percentage of segment net sales increased in the Retail segment due to higher expenses on lower net sales. Operating expenses increased in the Brand Portfolio segment due to an increase in marketing expenses of $1.2 million with the remaining increase primarily due to an increase in personnel overhead costs driven by higher incentive compensation as we did not recognize incentive compensation during the same period last year based on the performance of the business relative to our targets. Operating expenses as a percentage of segment net sales decreased in the Brand Portfolio segment as the increase in operating expenses leveraged on higher net sales. Operating expenses increased for corporate shared services primarily due to an increase in personnel overhead costs driven by higher incentive compensation as we did not recognize incentive compensation during the same period last year based on the performance of the business relative to our targets.

OPERATING PROFIT

The following table summarizes operating profit (loss) by segment:

	Three months ended
(amounts in thousands)	August 1, 2026		August 2, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating profit (loss):
Retail	$62,027	9.2%	$68,709	10.0%	$(6,682)	(9.7)%	(80)
Brand Portfolio	979	1.1%	(4,046)	(5.5)%	5,025	NM	NM
Total segment operating profit	63,006	8.3%	64,663	8.5%	(1,657)	(2.6)%	(20)
Corporate/eliminations	(8,283)		(38,520)		30,237	(78.5)%
Consolidated operating profit	$54,723	7.5%	$26,143	3.5%	$28,580	109.3%	400
NM - Not meaningful

For the three months ended August 1, 2026, operating profit for the Retail segment decreased over the same period last year due to higher operating expenses partially offset by higher gross profit. The Brand Portfolio segment had an operating profit for the second quarter of 2026 due to gross profit and income from equity investment exceeding operating expenses whereas the segment had an operating loss for the same period last year. Corporate/eliminations were favorable to consolidated operating profit due to the benefit of tariff recoveries of $35.5 million partially offset by higher operating expenses when compared to the same period last year. These factors led to an increase in consolidated operating profit for the three months ended August 1, 2026 as compared to the same period last year.

INTEREST EXPENSE ON DEBT AND TARIFF SALE FINANCING TRANSACTION, NET OF INTEREST INCOME

Interest expense on debt and financing transaction, net of interest income, includes the following:

	Three months ended
(in thousands)	August 1, 2026	August 2, 2025
Interest expense on debt	$9,531	$11,991
Interest expense on tariff sale financing transaction	16,097	—
Interest income	(243)	(208)
Interest expense on debt and tariff sale financing transaction, net of interest income	$25,385	$11,783
Interest expense on debt decreased due to the decrease in outstanding borrowings. The interest expense on tariff sale financing transaction was a result of interest expense related to the sale of tariff refund claims to the Investor.

INCOME TAXES

For the three months ended August 1, 2026 and August 2, 2025, our effective tax rate was 32.8% and 23.9%, respectively. The increase in the tax provision amount was primarily driven by the increase in pre-tax income over the same period last year and the higher effective tax rate was due to the impact of higher non-deductible compensation relative to the pre-tax income base.

SIX MONTHS OF 2026 COMPARED WITH SIX MONTHS OF 2025

(amounts in thousands, except per share amounts)	Six months ended
	August 1, 2026		August 2, 2025		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%
Net sales	$1,426,981	100.0%	$1,426,671	100.0%	$310	—%
Cost of sales	(746,308)	(52.3)	(809,697)	(56.8)	63,389	(7.8)%
Gross profit	680,673	47.7	616,974	43.2	63,699	10.3%
Operating expenses	(612,621)	(42.9)	(599,324)	(42.0)	(13,297)	2.2%
Income from equity investment	5,541	0.4	5,005	0.4	536	10.7%
Impairment charges	—	—	(4,419)	(0.3)	4,419	NM
Operating profit	73,593	5.2	18,236	1.3	55,357	303.6%
Interest expense on debt and tariff sale financing transaction, net of interest income	(35,510)	(2.5)	(23,754)	(1.7)	(11,756)	49.5%
Non-operating income (expenses), net	1,239	0.1	(70)	—	1,309	NM
Income (loss) before income taxes and loss from equity investment	39,322	2.8	(5,588)	(0.4)	44,910	NM
Income tax provision	(14,836)	(1.1)	(1,219)	(0.1)	(13,617)	1,117.1%
Loss from equity investment	(615)	—	—	—	(615)	NM
Net income (loss)	23,871	1.7	(6,807)	(0.5)	30,678	NM
Net income attributable to redeemable noncontrolling interest	(5,155)	(0.4)	(474)	—	(4,681)	987.6%
Net income (loss) attributable to Designer Brands Inc.	$18,716	1.3%	$(7,281)	(0.5)%	$25,997	NM
Earnings (loss) per share attributable to Designer Brands Inc.:
Basic earnings (loss) per share	$0.37		$(0.15)		$0.52	NM
Diluted earnings (loss) per share	$0.34		$(0.15)		$0.49	NM
Weighted average shares used in per share calculations:
Basic shares	50,567		48,678		1,889	3.9%
Diluted shares	55,757		48,678		7,079	14.5%
NM - Not meaningful

NET SALES

The following table summarizes net sales by segment:

	Six months ended
(amounts in thousands)	August 1, 2026		August 2, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Comparable Sales
Segment net sales:
Retail	$1,297,746	86.6%	$1,313,148	88.6%	$(15,402)	(1.2)%	(1.9)%
Brand Portfolio	200,797	13.4	169,055	11.4	31,742	18.8%	5.0%
Total segment net sales	1,498,543	100.0%	1,482,203	100.0%	16,340	1.1%	(1.8)%
Elimination of intersegment net sales	(71,562)		(55,532)		(16,030)	28.9%
Consolidated net sales	$1,426,981		$1,426,671		$310	—%

For the six months ended August 1, 2026, net sales decreased in the Retail segment over the same period last year primarily driven by a decline in comparable sales of approximately $24.0 million, which was partially offset by an increase in non-product sales activity, including service revenue and shipping revenue. The decrease in comparable sales for the Retail segment was largely driven by lower comparable transactions of approximately 8% primarily due to reduced conversion and slightly lower traffic, partially offset by an increase in comparable average sales amounts per transaction. The increase in net sales for the Brand Portfolio segment was primarily due to higher revenue from wholesale activity due to increased demand from retail customers and the Retail segment, as we are experiencing positive trends in the dress category and the expansion of retail partner locations for Topo along with new Topo product introductions.

GROSS PROFIT

The following table summarizes gross profit by segment:

	Six months ended
(amounts in thousands)	August 1, 2026		August 2, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment gross profit:
Retail	$585,765	45.1%	$567,672	43.2%	$18,093	3.2%	190
Brand Portfolio	64,570	32.2%	44,094	26.1%	20,476	46.4%	610
Total segment gross profit	650,335	43.4%	611,766	41.3%	38,569	6.3%	210
Corporate/eliminations:
Net recognition (elimination) of intersegment gross profit	(5,198)		5,208		(10,406)
Recoveries related to IEEPA tariff costs incurred	35,536		—		35,536
Consolidated gross profit	$680,673	47.7%	$616,974	43.2%	$63,699	10.3%	450

The increase in gross profit for the Retail segment over the same period last year was primarily driven by the higher margin rates, which was driven by lower promotional activity and higher penetration of non-product sales activities. The increase in gross profit for the Brand Portfolio segment was primarily due to higher net sales as demand from retail customers increased with higher margin rates. Gross profit as a percentage of segment net sales increased for the Brand Portfolio segment primarily due to product mix and lower clearance activity, along with lower tariff rates and the leverage of fixed royalty expenses on higher net sales. Consolidated gross profit included the benefit of $35.5 million of tariff recoveries recorded as a reduction of cost of sales and resulted in a 250 basis point improvement over the same period last year in consolidated gross profit as a percentage of consolidated net sales.

The net recognition (elimination) of intersegment gross profit consisted of the following:

	Six months ended
(in thousands)	August 1, 2026	August 2, 2025
Intersegment recognition and elimination activity:
Elimination of net sales recognized by Brand Portfolio segment	$(71,562)	$(55,532)
Cost of sales:
Elimination of cost of sales recognized by Brand Portfolio segment	46,719	39,599
Recognition of intersegment gross profit for inventory previously purchased that was subsequently sold to external customers during the current period	19,645	21,141
	$(5,198)	$5,208

OPERATING EXPENSES

The following table summarizes operating expenses by segment:

	Six months ended
(amounts in thousands)	August 1, 2026		August 2, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating expenses:
Retail	$472,460	36.4%	$458,990	35.0%	$13,470	2.9%	140
Brand Portfolio	53,709	26.7%	51,199	30.3%	2,510	4.9%	(360)
Total segment operating expenses	526,169	35.1%	510,189	34.4%	15,980	3.1%	70
Corporate	86,452		89,135		(2,683)	(3.0)%
Consolidated operating expenses	$612,621	42.9%	$599,324	42.0%	$13,297	2.2%	90

For the six months ended August 1, 2026, operating expenses increased in the Retail segment over the same period last year primarily due to an increase in marketing expenses of $6.3 million, an increase in personnel overhead costs of $2.3 million driven by higher incentive compensation as we did not recognize incentive compensation the same period last year based on the performance of the business relative to our targets, with the remaining increase primarily due to higher occupancy costs driven by the impact of lease renewals. Operating expenses as a percentage of net sales increased in the Retail segment due to higher expenses on lower net sales. Operating expenses increased in the Brand Portfolio segment due to an increase in marketing expenses of $1.6 million, with the remaining increase primarily due to distribution and fulfillment costs in line with higher net sales. Operating expenses as a percentage of segment net sales decreased in the Brand Portfolio segment as the increase in operating expenses leveraged on higher net sales. Operating expenses decreased for corporate shared services primarily due to restructuring actions taken in 2025, partially offset by an increase in incentive compensation as we did not recognize incentive compensation the same period last year based on the performance of the business relative to our targets.

OPERATING PROFIT

The following table summarizes operating profit (loss) by segment:

	Six months ended
(amounts in thousands)	August 1, 2026		August 2, 2025		Change
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales	Amount	%	Basis Points
Segment operating profit (loss):
Retail	$113,305	8.7%	$108,682	8.3%	$4,623	4.3%	40
Brand Portfolio	16,402	8.2%	(2,100)	(1.2)%	18,502	NM	NM
Total segment operating profit	129,707	8.7%	106,582	7.2%	23,125	21.7%	150
Corporate/eliminations	(56,114)		(88,346)		32,232	(36.5)%
Consolidated operating profit	$73,593	5.2%	$18,236	1.3%	$55,357	303.6%	390
NM - Not meaningful

For the six months ended August 1, 2026, operating profit for the Retail segment increased over the same period last year due to higher gross profit partially offset by higher operating expenses. The Brand Portfolio segment had an operating profit for the six months ended August 1, 2026 due to gross profit and income from equity investment exceeding operating expenses whereas the segment had an operating loss for the same period last year. Corporate/eliminations were favorable to consolidated operating profit due to the benefit of tariff recoveries of $35.5 million, partially offset by unfavorable intersegment activity. These factors led to an increase in consolidated operating profit for the six months ended August 1, 2026 as compared to the same period last year.

INTEREST EXPENSE ON DEBT AND TARIFF SALE FINANCING TRANSACTION, NET OF INTEREST INCOME

Interest expense on debt and financing transaction, net of interest income, includes the following:

	Six months ended
(in thousands)	August 1, 2026	August 2, 2025
Interest expense on debt	$19,853	$24,180
Interest expense on tariff sale financing transaction	16,097	—
Interest income	(440)	(426)
Interest expense on debt and tariff sale financing transaction, net of interest income	$35,510	$23,754

Interest expense on debt decreased due to the decrease in outstanding borrowings. The interest expense on tariff sale financing transaction was a result of interest expense related to the sale of tariff refund claims to the Investor.

INCOME TAXES

For the six months ended August 1, 2026 and August 2, 2025, our effective tax rate was 37.7% and negative 21.8%, respectively. The effective tax rate for the six months ended August 1, 2026 differed from the U.S. federal statutory rate primarily due to the tax impact of non-deductible compensation and state income taxes. The effective tax rate for the six months ended August 2, 2025 differed from the statutory rate primarily due to the impact of permanent non-deductible compensation and being in a pre-tax loss position, which resulted in a negative effective tax rate.

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

The following table presents the key categories of our condensed consolidated statements of cash flows:

	Six months ended
(in thousands)	August 1, 2026	August 2, 2025	Change
Net cash provided by operating activities	$48,236	$1,077	$47,159
Net cash used in investing activities	(22,251)	(18,669)	(3,582)
Net cash provided by (used in) financing activities	(23,947)	16,482	(40,429)
Effect of exchange rate changes on cash balances	(1,318)	1,295	(2,613)
Net increase in cash and cash equivalents	$720	$185	$535

OPERATING CASH FLOWS

The increase in net cash provided by operating activities was positively impacted by the net income recognized during the six months ended August 1, 2026, which included $36.8 million received from the CBP for IEEPA tariff recoveries less $16.1 million of interest expense remitted to the Investor, as compared to the net loss recognized during the same period last year and the favorable impact of adjusting for noncash items for both years. Excluding the net favorable impact of $20.7 million to operating cash from the IEEPA tariff recoveries net of the related financing with the Investor, improved gross profit performance exceeded higher operating expenses that resulted in additional favorability to net cash provided by operating activities. Net cash provided by operating activities also increased due to improvements in working capital primarily due to shifts in timing of payments on payables partially offset by shifts in timing of inventory receipts and collection of receivables.

INVESTING CASH FLOWS

The increase in net cash used in investing activities for the six months ended August 1, 2026 as compared to the same period last year was primarily due to the increase in capital expenditures of $5.5 million in line with planned new and remodeled stores.

FINANCING CASH FLOWS

For the six months ended August 1, 2026, net cash used in financing activities was primarily due to net payments on our ABL Revolver and debt issuance costs associated with amending our ABL Revolver compared to net cash provided by financing activities last year primarily due to net borrowings on our ABL Revolver.

DEBT

ABL Revolver- The ABL Revolver provides a revolving line of credit of up to $600.0 million, including a Canadian sub-limit of up to $60.0 million, a $75.0 million sub-limit for the issuance of letters of credit, a $60.0 million sub-limit for swing-loan advances for U.S. borrowings, and a $6.0 million sub-limit for swing-loan advances for Canadian borrowings. In addition, the ABL Revolver includes a first-in last-out term loan ("FILO Term Loan") with $29.5 million borrowed. The FILO Term Loan may be repaid in full, but not in part, so long as certain payment conditions are satisfied. Once repaid, no portion of the FILO

Term Loan may be reborrowed. The ABL Revolver may be used to provide funds for working capital, capital expenditures, share repurchases, other expenditures, and permitted acquisitions as defined by the credit facility agreement. The amount of credit available is limited to a borrowing base formulated on, among other things, a percentage of the book value of eligible inventory and credit card receivables, as reduced by certain reserves. The ABL Revolver matures on the earlier of the maturity date of the Term Loan (currently June 2028) or February 2031. As of August 1, 2026, the revolving line of credit (excluding the FILO Term Loan) had a borrowing base of $437.0 million, with $280.2 million in outstanding borrowings and $10.6 million in letters of credit issued, resulting in $146.2 million available for borrowings.

Term Loan- On June 23, 2023, we entered into the Term Loan and have since borrowed the maximum aggregate amount of $135.0 million. The Term Loan matures at the earlier of the maturity date of the ABL Revolver or June 2028.

Debt Covenants- The ABL Revolver requires us to maintain a fixed charge coverage ratio covenant of not less than 1:1 when availability is less than the greater of $47.3 million or 10.0% of the maximum borrowing amount. At any time that liquidity is less than $100.0 million, the Term Loan requires a maximum consolidated net leverage ratio as of the last day of each fiscal month of 2.50 to 1.00, calculated on a trailing twelve-month basis. Testing of the consolidated net leverage ratio ends after liquidity has been greater than or equal to $100.0 million for a period of 45 consecutive days. The ABL Revolver and the Term Loan also contain customary covenants restricting certain activities, including limitations on our ability to sell assets, engage in acquisitions, enter into transactions involving related parties, incur additional debt, grant liens on assets, pay dividends or repurchase stock, and make certain other changes. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability. As of August 1, 2026, we were in compliance with all financial covenants contained in the ABL Revolver and the Term Loan.

Refer to Note 9, Debt, of the condensed consolidated financial statements of this Form 10-Q for further information about our debt arrangements.

PLANS FOR CAPITALIZED COSTS

During 2026, we expect to spend approximately $45.0 million to $55.0 million that will be capitalized for property and equipment and implementation costs for cloud computing arrangements accounted for as service contracts, $26.2 million of which was spent during the six months ended August 1, 2026. Our future investments will depend primarily on the number of stores we open and remodel, infrastructure and IT projects that we undertake, and the timing of these expenditures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASE PROGRAM

On August 17, 2017, the Board authorized the repurchase of an additional $500.0 million of Class A common shares under our share repurchase program, which was added to the $33.5 million remaining from the previous authorization. As of August 1, 2026, $19.7 million of Class A common shares remained available for repurchase under the program. The share repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our Class A common shares under the program. Under this share repurchase program, shares will be repurchased in the open market at times and in amounts considered appropriate based on price and market conditions. During the six months ended August 1, 2026, no Class A common shares were repurchased.

DIVIDENDS

The payment of any future dividends is at the discretion of our Board and is based on our future earnings, cash flow, financial condition, capital requirements, changes in taxation laws, general economic condition and any other relevant factors. On September 9, 2026, the Board declared a quarterly cash dividend payment of $0.05 per share for both Class A and Class B common shares. The dividend will be paid on October 7, 2026 to shareholders of record at the close of business on September 24, 2026.

RESTRICTIONS

The ABL Revolver and the Term Loan contain customary covenants restricting our activities, including limitations on the ability to pay dividends or repurchase stock. There are specific exceptions to these covenants including, in some cases, upon satisfying specified payment conditions based on availability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

RULE 10B5-1 TRADING PLANS

During the three months ended August 1, 2026, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

AMENDED AND RESTATED CODE OF REGULATIONS

On June 17, 2026, at the Company's Annual Meeting of Shareholders (the "Annual Meeting"), the Company's shareholders approved certain amendments to the Company's Amended and Restated Code of Regulations (as further amended and restated, the "Code"), which were effective immediately following the Annual Meeting. Among other things, the amendments to the Code enhanced the procedural mechanics and disclosure requirements relating to advance notice of director nominations made by shareholders. More specifically, the new requirements include the following, among other provisions: (i) requiring greater information regarding the proposing shareholder (or associated persons), including with respect to their share ownership, potential conflicts of interests and/or legal proceedings; (ii) requiring the proposing shareholder to comply with the universal proxy rules and to provide reasonable evidence thereof prior to the shareholder meeting; (iii) adopting changes to augment the information provided about potential director nominees, including such nominee's share ownership, details as to potential conflicts of interests, including whether the proposed nominee has served as an officer or director of any competitor of the Company, requiring the nominee to complete a questionnaire and provide certain other information to the Company, and certification that the information provided by the nominee is accurate; and (iv) requiring updated notices so that any nomination is accurate as of the applicable shareholder meeting record date and as of 10 business days prior to the applicable shareholder meeting date. The amendments also require proposing shareholders presenting a director nominee to provide written notice of such proposal or nominee to the Secretary of the Company no later than the close of business on the 90th day and no earlier than the close of business on the 120th day prior to the one-year anniversary of the preceding year's annual meeting of shareholders.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number
3.1	Second Amended and Restated Code of Regulations (effective as of June 17, 2026).	8-K	001-32545	6/18/2026	3.1
10.1#*	Mutual Separation Agreement, dated May 21, 2026, between Mary Turner and Designer Brands Inc.	-	-	-	-
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.	-	-	-	-
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.	-	-	-	-
32.1**	Section 1350 Certification - Principal Executive Officer.	-	-	-	-
32.2**	Section 1350 Certification - Principal Financial Officer.	-	-	-	-
101*	The following materials from the Designer Brands Inc. Quarterly Report on Form 10-Q for the quarter ended August 1, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.	-	-	-	-
104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	-	-	-	-
*    Filed herewith
**    Furnished herewith
#    Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESIGNER BRANDS INC.

Date:	September 10, 2026	By:	/s/ Sheamus Toal
Sheamus Toal
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)